Form 10-Q
period 1995-09-30
COMMERCE GROUP INC /MA
filed 1995-11-14
CIK 811612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended September 30, 1995            Commission File Number 0-
16882



       THE COMMERCE GROUP, INC.

(Exact name of registrant as specified in its charter)



  Massachusetts                           04-2599931
 (State or other                         (IRS Employer
  jurisdiction                            Identification
  of Incorporation)                       No.)


  211 Main Street   Webster, Massachusetts       01570

  (Address of principal executive offices)     (Zip Code)



Registrant's telephone number, including area code:  (508) 943-9000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.                  Yes X    No___


As of November 1, 1995, the number of shares outstanding of the registrant's common stock (excluding Treasury Shares) was 37,145,867.


Page 1 of 16



The Commerce Group, Inc.



Table of Contents



												  Page No.
Part I - Financial Information


Consolidated Balance Sheets at
    September 30, 1995 (Unaudited) and December 31, 1994.....	  3

Consolidated Statements of Earnings for the
    Three and Nine Months Ended September 30, 1995 and 1994
    (Unaudited) .............................................	  4

Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 1995 and 1994
   (Unaudited)...............................................	  5

Notes to Unaudited Consolidated Financial Statements.........	  6

Management's Discussion and Analysis.........................	  8




Part II - Other Information


Item 6
    Exhibits and Reports on Form 8-K.........................	16

Signature....................................................	16




- 2 -


THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

                                        September 30,   December 31,
                                           1995            1994
                                       (Unaudited)
                               ASSETS
    Investments:
      Fixed maturities, at market (cost:  $830,825 in 1995 and $801,376 in
1994).......................   $  825,747
$  745,010
      Equity securities, at market (cost:  $130,740 in 1995 and $104,117 in
1994)......................      138,549
95,230
      Mortgage loans on real estate (less allowance for possible loan losses of
$2,526 in 1995 and
        $2,759 in
1994).................................................................
 ........
 ...       68,653
57,031
      Collateral notes receivable (less allowance of $500 in 1995 and in
1994).........................        1,984
1,559
      Investments in real
estate.................................................................
 ...
327
216
          Total
investments............................................................
 ........
 .....    1,035,260
899,046

    Cash and cash
equivalents............................................................
 ........
 ...       11,336
5,485
    Accrued investment
income.................................................................
 ......
14,737
13,440
    Premiums receivable (less allowance for doubtful receivables of $1,105 in 1995
and $1,120 in 1994).      142,036
102,529
    Deferred policy acquisition
costs.................................................................
68,639
56,769
    Property and equipment, net of accumulated
depreciation............................................       31,229
30,610
    Due from
reinsurers............................................................
 ........       17,303
16,892
    Residual market
receivable............................................................
 ........
 .      208,667
214,818
    Current income
taxes.................................................................
 ........
 ..        1,163
-
    Deferred income
taxes.................................................................
 ........
 .       10,157
37,791

Goodwill..............................................................
 ........
 .................        1,409
-

          Total
assets................................................................
 ........
 .....   $1,541,936
$1,377,380


                      LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
      Losses and loss adjustment
expenses..............................................................
   $     614,406        $  592,373
      Unearned
premiums.......................................................
 ..........      356,801           314,719
      Current income
taxes...............................................................
 ........
-
9,817
      Deferred
income..............................................................
 ........
 ......        9,856
10,451
      Contingent commissions
accrued.............................................................
26,681
24,450
      Other liabilities and accrued
expenses...........................................................
18,057            11,981

          Total
liabilities........................................................
 ........
 .....    1,025,801
963,791


    Stockholders' equity
      Preferred stock, authorized 5,000,000 shares at $1.00 par value;
none issued
in 1995 and 1994....          -
-
      Common stock, authorized 100,000,000 shares at $.50 par value;
        issued and outstanding 38,000,000 shares in 1995 and
1994......................................       19,000
19,000
      Paid-in
capital.........................................................
 ............       29,621            29,621
      Net unrealized gains (losses) on investments, net of income taxes
(benefits)
of $956 in 1995
        and ($22,839) in 1994....................................
1,775           (42,414)
      Retained earnings..........................................
 ..............      481,377           407,382

531,773
413,589
       Treasury stock, 854,133 shares in 1995 and none in
1994.........................................      (15,638)
-

          Total stockholders'
equity.......................................................
516,135           413,589

          Total liabilities and stockholders'
equity...................................................
  $1,541,936        $1,377,380




The accompanying notes are an integral part of these consolidated financial statements.
								- 3 -



THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Nine Months Ended September 30, 1995 and 1994
(Thousands of Dollars Except Per Share Data)
(Unaudited)


								    Three Months Ended

Nine  Months
Ended
								      September 30,

September 30,


								    1995  	  1994

1995
1994
    Revenues
      Earned premiums ..........................................    $
149,716
$  149,727	 $  437,835    $
423,867
      Net investment income.....................................
18,335
15,826	     51,995
44,849
      Premium finance fees......................................
4,869
4,814	     14,704
14,393
      Net realized investment gains.............................
1,229
49	        456
45,971

               Total revenues...................................
174,149
170,416	    504,990
529,080

    Expenses
      Losses and loss adjustment expenses.......................
91,526
95,859	    271,381
287,625
      Policy acquisition costs..................................
43,073
38,446	    124,685
111,832

               Total expenses...................................
134,599
134,305	    396,066
399,457


               Earnings before income taxes.....................
39,550
36,111	    108,924
129,623

    Income taxes................................................
10,703
9,772	     28,519
37,653

               NET EARNINGS..................................... $
28,847
$   26,339	 $   80,405    $
91,970


               NET EARNINGS PER WEIGHTED AVERAGE COMMON SHARE...  $
 .77
$      .69	 $     2.13    $
2.42

    Weighted Average Number of Common Shares Outstanding........
37,478,513
38,000,000	 37,824,261
38,000,000

















The accompanying notes are an integral part of these consolidated financial statements.
- 4 -


THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1995 and 1994
(Thousands of Dollars)
(Unaudited)

												  1995

1994
    Cash flows from operating activities:
      Net
earnings................................................
 ...
		$ 80,405  	$
91,970
      Adjustments to reconcile net earnings to net cash provided by operating
activities:
        Premiums
receivable..............................................

(39,507)
(32,175)
        Deferred policy acquisition
costs.........................................		 (11,870)
(14,153)
        Residual market
receivable......................................................
6,151

(7,712)
        Due to/from
reinsurers.........................................
(411)
(13,133)
        Losses and loss adjustment
expenses.............................................		  22,033
21,225
        Unearned
premiums...............................................................

42,082
66,729
        Current income
taxes............................................................
(10,980)

12,860
        Deferred income
taxes...........................................................
5,751

(7,848)
        Deferred
income.................................................................

(595)
3,560
        Other liabilities and accrued
expenses..........................................		   6,898
29,983
        Net realized investment
gains...................................................		    (456)

(45,971)
        Other -
net.....................................................................
	  (1,690)
6,955

               Net cash provided by operating
activities................................		  97,811
112,290

    Cash flows from investing activities:
      Proceeds from  maturity of fixed
maturities......................................		  19,155
49,030
      Proceeds from sale of fixed
maturities...........................................		  45,926
117,950
      Purchase of fixed
maturities.....................................................
(93,927)
	(316,347)
      Purchase of equity
securities.....................................................
(32,211)

(24,986)
      Proceeds from sale of equity
securities...........................................		   5,091
57,122
      Payments received on  mortgage loans on real
estate...............................		   6,886
6,461
      Mortgage loans on real estate
originated..........................................		 (20,127)
(12,752)
      Mortgages sold to investors in the secondary
market...............................		   2,361
8,089
      Payments received on collateral notes
receivable..................................		     315
339
      Collateral notes receivable
originated............................................		    (740)
(145)
      Proceeds from sale of real estate acquired by
foreclosures........................		     275
1,508
      Purchase of property and equipment
 ...............................................		  (3,030)
(4,291)
      Proceeds from sale of property and
equipment......................................		     114
228

               Net cash used in investing
activities....................................		 (69,912)
	(117,794)


    Cash flows from financing activities:
      Dividends paid to
stockholders....................................................
(6,410)

(3,800)
      Purchase of treasury
stock........................................................
(15,638)

-

               Net cash used in financing
activities....................................		 (22,048)
(3,800)



    Increase (decrease) in cash and cash
equivalents....................................		   5,851
(9,304)
    Cash and cash equivalents at beginning of
period....................................		   5,485
13,217
    Cash and cash equivalents at end of
period..........................................		$ 11,336		$
3,913






The accompanying notes are an integral part of these consolidated financial statements.
- 5 -


The Commerce Group, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 1.	The financial information has been prepared on a basis consistent with the accounting principles reflected in the audited consolidated financial statements for the year ended December 31, 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the Securities and Exchange Commission rules and regulations, although the Company believes the disclosures which have been made are adequate to make the information presented not misleading.

 2.	The information furnished includes all adjustments and accruals consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain 1994 account balances have been reclassified to conform to the current year's presentation.

 3.	The consolidated financial statements should be read in
conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

 4.	Neither the results for the nine months ended September 30, 1995 nor comparison with the corresponding nine months ended September 30, 1994 should be considered indicative of the results which may be expected for the year ending December 31, 1995.

 5.	The Company which had announced the proposed acquisition of Western
Pioneer Insurance Company located in Pleasanton, California during the second quarter, completed the transaction on August 31, 1995. The Company's long-term growth strategy is to expand outside of Massachusetts through acquisitions of smaller automobile companies that are in need of capital, have established management in place and present significant growth opportunities in their market areas. In addition, the Company is pursuing licenses in the states of New Hampshire, Rhode Island and Connecticut through The Commerce Insurance Company.

 6.	In May 1995, the Board of Directors announced that it had approved a stock buyback program of up to 3 million shares. As of September 30, 1995, 854,133 shares of Treasury Stock were purchased under the program.

 7.	Through the third quarter, the Company's primary property & casualty insurance subsidiary, The Commerce Insurance Company, signed group marketing agreements with five AAA Automobile Clubs in Massachusetts to offer a 10% discount on automobile insurance to clubs' members. These
AAA clubs have approximately 1.1 million members who may be eligible for the discount.

 8.	During the third quarter, the Company received state regulatory approval
to eliminate interest based premium finance fees for both new and renewal personal automobile insurance policies with effective dates on or after January
1, 1996. These premium finance fees will be phased out in 1996 and be replaced with a "late payment" fee based system (see Page 13 of Liquidity and Capital Resources).



- 6 -
The Commerce Group, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Cont.


 9.	Disclosure of supplemental cash flow information:

									Nine Months Ended
									   September 30,
									  1995      1994

	Cash paid during the period for:
	   Federal and state income taxes					$35,814
$32,700
	   State premium and related taxes
	    of insurance subsidiaries       				 13,397
13,997

	Non-cash investing and financing activities:
	   Real estate acquired by foreclosure				    534
1,383

The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended September 30, 1995 compared to three months ended September 30, 1994

Direct premiums written during the third quarter of 1995 decreased $322,000, or 0.2% to $137,597,000, as compared to the same period in 1994. The decrease was primarily attributable to a $637,000, or 0.6% decrease in direct premiums written for personal automobile insurance. This decrease in personal automobile direct premiums written resulted primarily from a 3.0% decrease in the average personal automobile premium per exposure (each vehicle insured). This is a direct result of the 6.1% overall average rate decrease in the industry's 1995 personal automobile premiums approved by the Massachusetts Commissioner of Insurance ("Commissioner"). In addition, the number of personal automobile exposures written increased by approximately 2.4%. Direct premiums written for commercial automobile insurance decreased by $722,000, or 7.6% due primarily to a 4.9% decrease in the number of policies written, as well as a 2.7% decrease in the average commercial automobile premium per policy. Direct premiums written for homeowners insurance (excluding Massachusetts Fair Plan) increased by $512,000, or 3.8% due primarily to a 5.6% increase in the average premium per homeowners policy, offset by a 1.8% decrease in the number of policies written.

Net premiums written during the third quarter of 1995 increased $2,585,000 or 2.0% as compared to 1994. The increase in net premiums written was due to the effect of reinsurance, offset by changes in direct premiums written as described above. Written premiums assumed from the Commonwealth Automobile Reinsurers ("C.A.R.") decreased $2,750,000 or 11.0% and written premiums ceded to C.A.R. decreased $5,934,000, or 24.4% as compared to the third quarter of 1994, as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance. Premiums ceded to reinsurers other than C.A.R. increased $275,000, or 3.6% as compared to the same period in 1994.

Earned premiums decreased $11,000 during the third quarter of 1995 as compared to the same period of 1994. Earned premiums assumed from C.A.R. increased $1,606,000, or 7.1% during the third quarter of 1995 compared to the same period in 1994. This was offset by a decrease of $1,617,000, or 1.3% in earned premiums on all other business.

Net investment income increased $2,509,000, or 15.9%, compared to the third quarter of 1994, principally as a result of an increase in average invested assets (at cost) of 15.4% when compared to the third quarter ended September, 1994. Annualized net investment income as a percentage of total average investments was 7.1% during the three months ended September, 1995 as compared to 7.0% during the same period in 1994.

The Commerce Group, Inc.

Premium finance fees increased $55,000, or 1.1% during the third quarter of 1995 as compared to the same period in 1994. The increase was primarily attributable to the net effect of the increase in policies on direct bill and changes in the direct bill payment program such as decreased down payment and a longer payment period, offset by a decrease in direct premiums written.

Net realized investment gains totaled $1,229,000 during the third quarter of 1995 as compared to net realized gains of $49,000, for the same period in 1994. The realized gains in the third quarter of 1995 were primarily the result of sales of tax-exempt bonds.

Losses and loss adjustment expenses incurred as a percentage of insurance premiums earned ("loss ratio") decreased to 61.3% for the third quarter of 1995 as compared to 64.2% for the same period in 1994. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile increased to 57.9% compared to 50.9% in the third quarter of 1994. This increase was primarily due to adverse loss experience on personal automobile business assumed from C.A.R. The commercial automobile pure loss ratio decreased to 46.1% compared to 80.4% during the third quarter of 1994. This decrease was primarily due to favorable loss experience in the liability component on the retained commercial automobile business, as well as improved loss experience on commercial automobile business assumed from C.A.R. For homeowners, the pure loss ratio decreased to 32.8% compared to 95.9% during the third quarter of 1994. This decrease is due to the mild weather during 1995, compared to the adverse loss experience in both of the liability and property components, during the same period in 1994.

Policy acquisition costs increased by 12.0% during the third quarter of 1995 compared to the same period in 1994. This increase is primarily due to the increase in the 1995 commission rate for personal automobile insurance and additional agents profit sharing compensation. The
Commissioner approved an increase in the 1995 commission rate for personal automobile to 15.3% compared to 13.5% in 1994.

Net earnings increased $2,508,000 during the third quarter of 1995 as compared to the same period in 1994, as a result of the factors mentioned above.

The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Nine months ended September 30, 1995 compared to nine months ended September 30, 1994

Direct premiums written during the first nine months of 1995 decreased $13,679,000 or 2.7% to $487,013,000, as compared to the same period in 1994. The decrease was primarily attributable to a $14,717,000, or 3.6% decrease in direct premiums written for personal automobile insurance. This decrease in personal automobile direct premiums written resulted primarily from a 3.3% decrease in the average personal automobile premium per exposure (each vehicle insured). This is a direct result of the 6.1% overall average rate decrease in the industry's 1995 personal automobile premiums approved by the Commissioner. In addition, the number of personal automobile exposures written decreased by approximately 0.3%. Direct premiums written for commercial automobile insurance decreased by $1,080,000, or 2.9% due primarily to a 4.4% decrease in the number of policies written, offset by a 1.5% increase in the average commercial automobile premium per policy. Direct premiums written for homeowners insurance (excluding Massachusetts Fair Plan) increased by $941,000, or 2.6% due primarily to a 5.1% increase in the average premium per homeowners policy, offset by a 2.5% decrease in the number of policies written.

Net premiums written during the first nine months of 1995 increased $833,000 or 0.2% as compared to 1994. The increase in net premiums written was due to the effects of reinsurance, offset by changes in direct premiums written as described above. Written premiums assumed from C.A.R. increased $2,520,000, or 3.4% and written premiums ceded to C.A.R. decreased $12,767,000, or 16.4% as compared to the first nine months of 1994, as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance. Premiums ceded to reinsurers other than C.A.R. increased $774,000, or 3.6% as compared to the same period in 1994.

Earned premiums increased $13,968,000, or 3.3% during the first nine months of 1995 as compared to the same period of 1994. Earned premiums assumed from C.A.R. increased $17,336,000, or 32.3% during the first nine months of 1995 compared to the same period in 1994. This was offset by a decrease of $3,366,000 or 0.9% in earned premiums on all other business.

Net investment income increased $7,146,000, or 15.9%, compared to the first nine months of 1994, principally as a result of an increase in average invested assets (at cost) of 15.4% when compared to the nine months ended September, 1994. Annualized net investment income as a percentage of total average investments was 6.9% during the nine months ended September, 1995 as compared to 7.0% during the same period in 1994.

The Commerce Group, Inc.

Premium finance fees increased $311,000, or 2.2% during the first nine months of 1995 as compared to the same period of 1994. The increase was primarily attributable to the net effect of the increase in policies on direct bill and changes in the direct bill payment program, offset by decreases in direct premiums written and premium finance fees refunded due to the personal automobile rate decrease.

Net realized investment gains totalled $456,000 during the first nine months of 1995 as compared to net realized investment gains of $45,971,000 for the same period in 1994. The realized gains in the first nine months of 1994 were primarily the result of sales of common stocks and tax-exempt bonds. Net realized gains in 1994 on the sale of common stock amounted to $36,789,000, while net realized gains on the sale of tax-exempt bonds amounted to $9,449,000.

Losses and loss adjustment expenses incurred as a percentage of insurance premiums earned ("loss ratio") decreased to 62.1% for the first nine months of 1995 as compared to 68.0% for the same period in 1994. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile increased to 57.7% compared to 56.0% in the first nine months of 1994. This increase was primarily due to adverse loss experience on personal automobile business assumed from C.A.R., offset by improved loss experience in the liability component of the personal automobile book of business. The commercial automobile pure loss ratio decreased to 53.0% compared to 63.1% during the first nine months of 1994. This decrease was primarily due to favorable loss experience in the liability component on the retained commercial automobile business, as well as improved loss experience on commercial automobile business assumed from C.A.R. For homeowners, the pure loss ratio decreased to 45.4% compared to 104.4% through the first nine months of 1994. This decrease is due primarily to the mild weather during the first nine months of 1995, compared to the adverse weather experienced during the first nine months of 1994.

Policy acquisition costs increased by 11.5% during the first nine months of 1995 compared to the same period in 1994. This increase is primarily due to the increase in the accrual for agents profit sharing compensation as a result of the impact of the continued mild weather on the Company's loss ratio. Agent's profit sharing compensation is based in part on the underwriting profits of agency business written by the Company. In addition, the Commissioner approved an increase in the 1995 commission rate for personal automobile to 15.3% compared to 13.5% in 1994.

While net earnings decreased $11,565,000 during the first nine months of 1995 as compared to the same period in 1994, net earnings exclusive of the after tax impact of net realized investment gains increased
$18,020,000.  These changes were the result of the factors mentioned above.

The Commerce Group, Inc.

Liquidity and Capital Resources

The focus of the discussion of liquidity and capital resources is the Consolidated Balance Sheets on page 3 and the Consolidated Statements of Cash Flows on page 5. Stockholders' equity increased by $102,546,000, or 24.8%, during the first nine months of 1995. This increase was the result of net earnings of $80,405,000, the change in net unrealized gains/losses, net of income tax benefits, on fixed maturities and equity securities of $44,189,000, offset by dividends paid to stockholders of $6,410,000, and treasury stock purchased of $15,638,000. Total assets at September 30, 1995 increased by $164,556,000, or 12.0%, to $1,541,936,000 as compared to total assets of $1,377,380,000 at December 31, 1994. The majority of this growth is reflected in the decrease in unrealized losses on fixed maturities and equity securities of $67,984,000, increases of $5,851,000, or 106.7% in cash and cash equivalents, $39,507,000, or 38.5% in premiums receivable, $11,870,000, or 20.9% in deferred policy acquisition costs and by increases in all other assets of $39,344,000.

Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns and matching of asset and liability cash flows, to optimize tax planning and to realize gains. This practice will continue in the future.

As of September 30, 1995, the book value of the Company's fixed maturity portfolio exceeded its market value by $5,078,000 ($3,301,000 after taxes, or $.09 per share), compared to $56,366,000 ($36,638,000 after taxes, or $.96 per share) as of December 31, 1994.

Mortgage loans on real estate increased $11,622,000 or 20.4%, during the first nine months of 1995 compared to a decrease of $4,259,000, or 6.9% during the same period in 1994. In addition to loans added to the portfolio, the Company still sells loans without recourse to secondary market investors.

The Company's liabilities totalled $1,025,801,000 at September 30, 1995 as compared to $963,791,000 at December 31, 1994. The $62,010,000, or 6.4%,
increase was comprised of a $22,033,000, or 3.7% increase in losses and loss adjustment expenses, an increase of $42,082,000, or 13.4%, in unearned premiums, offset by a $2,105,000, or 3.7% decrease in all other liabilities.











 12 -
The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

The primary sources of the Company's liquidity are funds generated from insurance premiums, premium finance fees, net investment income and maturing investments as reflected in the Consolidated Statements of Cash Flows on page 5. During the third quarter, the Company received state regulatory approval to eliminate interest based premium finance fees for both new and renewal personal automobile insurance policies with effective dates on or after January 1, 1996. As a result, interest based premium finance fees will be phased out in 1996 and be replaced with a "late payment" fee based system. It is estimated that the overall impact will result in a 50% reduction in premium finance fee income in 1996.

The Company's operating activities provided net cash of $97,811,000 in the first nine months of 1995 as compared to $112,290,000 in 1994. These cash flows were primarily impacted by the Company's decreased writings attributable to the personal automobile premium rate decrease mentioned previously.

The net cash flows used in investing activities were primarily the result of purchases of fixed maturities, equity securities and mortgage loans, offset by proceeds from the sale and maturity of fixed maturities. Investing activities were funded by the cash provided by operating activities during 1995 and 1994.

Cash flows used in financing activities totaled $22,048,000 during the first nine months of 1995 compared to $3,800,000 during the same period in 1994. This is primarily due to the purchase of 854,133 shares of Treasury Stock under the Company's stock buyback program approved by the Board of Directors during the second quarter.

The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. At September 30, 1995, the Company held cash and cash equivalents of approximately $11,336,000. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company relies upon dividends from its subsidiaries for its cash requirements. Every domestic insurance company seeking to make any dividend or other distributions to its stockholders must file a report with the Commissioner. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No domestic insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net written premiums to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's statutory premiums to surplus ratio was 1.45 to 1.00 and 1.86 to 1.00 for the twelve months ended September 30, 1995 and 1994, respectively.

- 13 -


The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)


Recent Significant Events

Most recently, the Company's primary property & casualty insurance subsidiary The Commerce Insurance Company, signed group marketing agreements with five AAA Automobile Clubs in Massachusetts to offer a 10% discount on automobile insurance to the clubs' members. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and the Company expects to significantly increase its Massachusetts private passenger automobile insurance writings as a result of this program.

The Company, which had announced the acquisition of Western Pioneer Insurance Company located in Pleasanton, California during the second quarter, completed the transaction on August 31, 1995. The Company's long term growth strategy is to expand outside Massachusetts through acquisitions of smaller automobile companies that are in need of capital, have established management in place and present significant growth opportunities in their market areas. In addition, the Company is pursuing licenses in the states of New Hampshire, Rhode Island and Connecticut.

As of September 30, 1995, the Company purchased 854,133 shares of Treasury Stock for $15,638,000 under the stock buyback program. The stock buyback program, which had been approved by the Board of Directors during the second quarter, authorizes the Company to purchase up to 3 million shares. Additionally, the Company's Employee Stock Ownership Plan has purchased more than 200,000 shares in open market transactions since the buyback program was announced.

Also in the third quarter, the Company received state regulatory approval regarding the elimination of interest based premium finance fees on new and renewal personal automobile insurance policies with effective dates on or after January 1, 1996. As a result, premium finance fees as a source of the Company's liquidity will be reduced in 1996. It is estimated that the overall impact will result in a 50% reduction in premium finance fee income in 1996.


Effects of Inflation and Recession

The Company generally is unable to recover the costs of inflation in its personal automobile insurance line since the premiums it charges are subject to state regulation. The premium rates charged by the Company for personal automobile insurance are adjusted by the Commissioner only at annual intervals. Such annual adjustments in premium rates may lag behind related cost increases. Economic recessions will also have an impact upon the Company, primarily through the policyholder's election to decrease non-compulsory coverages afforded by the policy and decreased driving, each of which tends to decrease claims.




- 14 -
The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

To the extent inflation and economic recession influence yields on investments, the Company is also affected. As each of these environments affect current market rates of return, previously committed investments may rise or decline in value depending on the type and maturity of investment.

Inflation and recession must also be considered by the Company in the creation and review of loss and LAE reserves since portions of these reserves are expected to be paid over extended periods of time. The anticipated effect of economic conditions is implicitly considered when estimating liabilities for losses and LAE. The importance of continually adjusting reserves is even more pronounced in periods of changing economic circumstances.

Although there are continued indications of recovery, the Company expects that this economic recovery will be slow, especially in the Northeast during 1995. Management is of the opinion, however, that this slow recovery will not have a material effect on future operating results.




































- 15 -




The Commerce Group, Inc.


PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Form 8-K - none filed during the third quarter of 1995.
















SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



							 THE COMMERCE GROUP, INC.




                                           RANDALL V. BECKER      __
                                           Randall V. Becker
                                Treasurer and Chief Accounting Officer





- 16 -