Form 10-Q/A
period 1995-09-30
COMMERCE GROUP INC /MA
filed 1996-02-14
CIK 811612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q/A


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

Page 1 of 16


The Commerce Group, Inc.


PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS


(a)  Form 8-K - none filed during the third quarter of 1995.

	Exhibit #27 - Financial Data Schedule









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