Form 10-K
period 1995-12-31
COMMERCE GROUP INC /MA
filed 1996-03-29
CIK 811612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT
	OF 1934 [FEE REQUIRED]
	For the fiscal year ended December 31, 1995

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE
	ACT OF 1934 [NO FEE REQUIRED]
	For the transition period from					 to
			.

	Commission file number 0-16882

The Commerce Group, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts							04-2599931
(State or other jurisdiction				  (IRS Employer Identification
No.)
     of incorporation)

       211 Main Street							   01570
 Webster, Massachusetts						(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (508) 943-9000 Securities registered pursuant to Section 12(b) of the Act:

							Name of each Exchange
Title of each Class					  on Which Registered
	None							 None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.50 Par Value Per Share
(Title of Class)

	Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.	[ ]

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes	[X]	No	[ ]

	The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1996, was approximately $396,009,000.

	As of March 1, 1996, the number of shares outstanding of the registrant's common stock (exclusive of treasury shares) was 36,442,147.

DOCUMENTS INCORPORATED BY REFERENCE

	Parts I and II of this Form 10-K incorporate by reference information from the registrant's annual report to stockholders for the fiscal year ended December 31, 1995 (the "1995 Annual Report"). The 1995 Annual Report, except for portions thereof which have been specifically incorporated by reference, shall not be deemed "filed" as part of this Form 10-K.

	Portions of the registrant's definitive Proxy Statement for its annual meeting of stockholders which the Company intends to file within 120 days after the end of the registrant's fiscal year ended December 31, 1995 are incorporated by reference into Part III hereof as provided therein.



TABLE OF CONTENTS


			    Page

Glossary of Selected Insurance
Terms................................................	 3

Part I

Item 1.
	Business.......................................................
 .........	 7
		A.
	General........................................................
 ...	 9
		B.	Commonwealth Automobile
Reinsurers................................	10
		C.
	Marketing......................................................
 ...	12
		D.
	Underwriting...................................................
 ...	13
		E.
	Reinsurance....................................................
 ...	14
		F.	Settlement of
Claims..............................................	16
		G.	Loss and Loss Adjustment Expense
Reserves.........................	17
		H.	Operating
Ratios..................................................	18
		I.
	Investments....................................................
 ...	19
		J.
	Regulation.....................................................
 ...	21
		K.
	Competition....................................................
 ...	25
		L.	Other
Matters.....................................................	26
Item 2.
	Properties.....................................................
 .........	26
Item 3.	Legal
Proceedings.......................................................
	26
Item 4.	Submission of Matters to a Vote of Security
Holders.....................	26
Item 4A.	Executive Officers of the
Registrant....................................	27

Part II

Item 5.	Market for Registrant's Common Stock and Related
Stockholder Matters....	28
Item 6.	Selected Financial
Data.................................................	28
Item 7.	Management's Discussion and Analysis of Financial
Condition and
		 Results of
Operations..................................................	28
Item 8.	Financial Statements and Supplementary
Data.............................	29
Item 9.	Changes in and Disagreements with Independent Accountants
on Accounting
		 and Financial
Disclosure...............................................	29

Part III

Item 10.	Directors and Executive Officers of the
Registrant......................	29
Item 11.	Executive
Compensation..................................................	29
Item 12.	Security Ownership of Certain Beneficial Owners and
Management..........	29
Item 13.	Certain Relationships and Related
Transactions..........................	29

Part IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on
Form 8-K.........	29

	Signatures.....................................................
 .........	30
		Index to Financial Statement
Schedules..................................	32
		Index to
Exhibits.......................................................	43







GLOSSARY OF SELECTED INSURANCE TERMS

Assumed premium....................	Premiums acquired or allocated to
an insurer other than 						through its
independent agencies.

Best's.............................	A.M. Best Company, Inc. is a
rating agency reporting on 						the
financial condition of insurance companies. The
			Best's statistics cited in this Form 10-K are based
upon 						information voluntarily submitted
to it by insurers. The
						Company is aware of at least one
domestic insurer that 						has not
submitted data to Best's and therefore may not
			be reflected in Best's market share statistics.

Casualty insurance.................	Insurance which is primarily
concerned with the losses 						of the
insured due to injuries to other persons and to
			the property of others, and the legal liability
imposed 						on the insured resulting
therefrom.

Catastrophe, catastrophic loss.....	A severe loss, usually involving
many risks such as
	conflagration, earthquake, windstorm, explosion and
					other similar events.

Combined ratio.....................	A combination of the underwriting
expense ratio and the 						loss and LAE
ratio determined in accordance with SAP.
	The underwriting expense ratio measures the ratio of
					underwriting expenses to net premiums
written, 								determined in
accordance with SAP.  The loss and LAE
		ratio measures the ratio of incurred losses and LAE to
						earned premiums, determined in
accordance with SAP.

Commissioner.......................	The Commissioner of the Division
of Insurance of the
	Commonwealth of Massachusetts.

Commonwealth Automobile
Reinsurers ("C.A.R.")..............	C.A.R. is a Massachusetts
mandated reinsurance
	mechanism, under which all premiums, expenses and losses
					on ceded business are shared by all
insurers. It is
						similar to a joint underwriting
association because a 						number of
insurers (48 in 1995) act as Servicing
		Carriers for the risks it insures.

Direct.............................	Refers to premiums, losses, LAE
and expenses on policies 						which a
company writes before accounting for business
		ceded and assumed through reinsurance.

Direct loss ratio..................	The ratio of direct incurred
losses and LAE to direct 						earned
premiums.

Direct premiums written............	Total premiums for insurance sold
to insureds, as 							opposed to, and
not including, reinsurance premiums.

Domestic insurer...................	An insurance company that
operates solely in
	Massachusetts.

Earned premiums....................	The portion of net premiums
written that is equal to the 						expired
portion of policies recognized for accounting
		purposes as income during a period. Also known as
						premiums earned.



Excess of loss reinsurance.........	Reinsurance which indemnifies the
reinsured against all 						or a specified
portion of losses under reinsured
	policies in excess of a specific dollar amount or
					"retention".

Exclusive representative
producer ("ERP")...................	A Massachusetts automobile
insurance agency which does 						not have
a voluntary agency automobile insurance
		relationship with an insurer, and which is assigned by
						C.A.R. to an insurer who is a
Servicing Carrier.

Exposure...........................	An insurable unit defined as an
automobile.

Group Marketing Program............	A "group marketing program" is
any system, design or 							plan
whereby motor vehicle or homeowner insurance is
				afforded to employees of an employer or to
members of a 						trade union,
association or organization in accordance
		with those provisions of M.G.L. c. 175, s. 193R,
						distinguishing such plans from a
"mass merchandising 							plan."

						Specifically, a group marketing
program contemplates the 						issuance
of such insurance through other than standard
		policies that preclude individual underwriting, contains
						an option to continue coverage by
a standard policy upon 						termination of
employment or membership, restricts
		cancellation, requires the continuance of certain
						participation, in ways not
applicable to standard 							policies,
and provides for the modification of rates
			based upon the experience of the insured group.

Hard Market........................	An insurance market in which the
demand for insurance 						exceeds the
readily available supply and premiums are
		relatively high.

Incurred but not reported
("IBNR") reserves..................	Reserves for estimated losses
which have been incurred 						by
insureds but not yet reported to the insurer.

Incurred losses....................	The total losses sustained by an
insurance company under 						a policy
or policies, whether paid or unpaid. Incurred
		losses include a provision for IBNR.

Inland marine insurance............	As used by the Company, insurance
that provides 							protection for
specific types of personal property, such
		as jewelry, coins and fine arts, over the limits covered
						in a standard homeowners
insurance policy.

Loss adjustment expenses ("LAE")...	The expense of settling claims,
including legal and 							other
fees and the portion of general expenses allocated
			to claim settlement costs.

LAE ratio..........................	The ratio of LAE, net of
reinsurance recoveries, to
	earned premiums.

Loss ratio.........................	The ratio of incurred losses and
loss adjustment 							expenses, net
of reinsurance recoveries, to earned
		premiums.



Loss reserves......................	Liabilities established by
insurers to reflect the
	estimated cost of claims payments and the related
					expenses that the insurer will
ultimately be required
						to pay in respect of insurance it
has written. Reserves 						are established
for losses and for LAE.

Net premiums written...............	Direct premiums written for a
given period less premiums 						ceded to
reinsurers during such period plus premiums
			assumed during such period.

Participation ratio................	A Massachusetts insurer's share
of the C.A.R. deficit 						based upon the
insurer's market share of automobile
		risks not reinsured through C.A.R., adjusted for
						utilization of C.A.R., credits
for voluntarily writing 						less
desirable business and ceded exclusions.

Premium-to-surplus ratio...........	The ratio of net premiums written
to policyholders' 							surplus.

Property insurance.................	Insurance that indemnifies a
person with an insurable 						interest
in tangible property for loss related to damage
			to or loss of use of the subject property.

Pure loss ratio....................	The ratio of net incurred losses,
excluding LAE, to
						premiums earned.

Quota share reinsurance............	Reinsurance in which the
reinsured shares a proportion 						of
the original premiums and losses under the reinsured
			policy. Also known as pro rata reinsurance.

Rate deviation.....................	A specific state approved
departure from an otherwise
						applicable state set rate level.

Reinsurance........................	The acceptance by one or more
insurers, called
	reinsurers, of all or a portion of the risk underwritten
					by another insurer who has directly
written the 							coverage.
However, the legal rights of the insured
		generally are not affected by the reinsurance
						transaction and the insurance
company issuing the
						insurance policy remains liable
to the insured for 							payment
of policy benefits.

Safe Driver Insurance Plan (SDIP)..	A program mandated by state law
that encourages safe							driving
by rewarding drivers who do not cause an
		accident, or incur a traffic law violation and by making
						sure that high-risk drivers pay a
greater share of 							insurance
costs.

Servicing Carrier..................	A Massachusetts automobile
insurer which can reinsure 						risks
through C.A.R. while remaining responsible for
			servicing the related policies and which must
provide a 						market for ERPs assigned to
it by C.A.R.

Soft Market........................	An insurance market in which the
supply of insurance 							exceeds
the current demand and premiums are relatively
		low.








Statutory accounting practices
("SAP")............................	Recording transactions and
preparing financial
	statements in accordance with the rules and procedures
					prescribed or permitted by an insurer's
state insurance 						regulatory authority
for the purposes of financial
	reporting to regulators, which in general reflect a
					liquidating, rather than going concern,
concept of 							accounting.

Statutory surplus..................	The excess of admitted assets
over total liabilities
	(including loss reserves), determined in accordance with
					SAP.

Take-all-comers....................	A phrase used to characterize the
Massachusetts 							automobile
regulatory system under which all insurers
		are required to underwrite virtually all risks submitted
						to them.

Underwriting.......................	The insurer's process of
reviewing applications 							submitted
for insurance coverage, deciding whether to
		accept all or part of the coverage requested and
						determining the applicable
premiums.

Underwriting expenses..............	The aggregate of policy
acquisition costs, including
	commissions, and the portion of administrative, general
					and other expenses attributable to
underwriting 							operations.

Underwriting expense ratio.........	The ratio of underwriting
expenses to net premiums
	written determined in accordance with SAP.

Unearned premiums..................	The portion of a premium
representing the unexpired
	amount of the contract term as of a certain date.




























PART I

ITEM 1. BUSINESS

	The Commerce Group, Inc. (the "Company") is engaged primarily in providing personal and commercial property and casualty insurance in Massachusetts. The Company's principal insurance line is motor vehicle insurance, primarily covering personal automobiles. The Company also offers commercial automobile, homeowners, inland marine, fire, general liability and commercial multi-peril insurance. Also for the first time in its history, the Company wrote insurance outside the State of Massachusetts as the Company completed the acquisition of Western Pioneer Insurance Company ("Western Pioneer"), a personal automobile insurer located in Pleasanton, California, on August 31, 1995. In addition, the Company originates residential and commercial mortgages on a limited basis primarily within Massachusetts and operates an insurance agency dealing in a full line of insurance products, including those of the Company.

	The Company's business strategy is to focus its insurance activities primarily in Massachusetts. Presently, the Company has over 605,000 policies in force, 579,000 of which are in force throughout the state of Massachusetts. The Company, through The Commerce Insurance Company ("Commerce") and Citation Insurance Company ("Citation"), wholly-owned subsidiaries of Commerce Holdings, Inc. ("CHI") which is a wholly-owned subsidiary of the Company, has been the largest writer of personal property and casualty insurance in Massachusetts in terms of market share of direct premiums written since 1990. The Company is also one of the leading writers of commercial automobile insurance in the state. During 1995, 97.4% of the Company's $626,666,000 in direct premiums written were derived from personal automobile (including four months of Western Pioneer's direct written premiums of $7,592,000), commercial automobile and homeowners insurance, its three core lines of business. These lines represented $514,637,000, $45,184,000 and $50,256,000, or 82.2%,
7.2%, and 8.0% respectively, of the Company's direct premiums written.

	The Company attributes its success primarily to its strong
relationships with   professional independent agencies that provide
quality business for the Company. Other factors that have been important to its success include an in-depth understanding of the Massachusetts regulatory and underwriting environments, advanced information systems and an extensive underwriting data base, coupled with the withdrawal in previous years of several insurers from the Massachusetts automobile insurance market.

	Because the Company offers its product lines only through independent agencies, its relationships with those agencies are critical to its continued success. The Company believes that it is the preferred provider for most of its agencies and that as a result of such position it has gained access to policyholders with average or above-average underwriting profit characteristics in its personal and commercial automobile insurance lines. The Company carefully selects and retains agencies whose premium growth and loss ratio experience meet the Company's agency criteria, and devotes substantial resources to fostering and maintaining strong relationships with its existing agencies. The Company pays its agencies significant compensation in the form of profit sharing payments which are based in part on the underwriting profits of the agency's business written with the Company. Based upon agency surveys conducted several times a year, the Company believes it is attentive to the needs and requirements of its agencies. The Company emphasizes its commitment to the Massachusetts insurance market, its responsiveness in servicing claims and its internal support for agency operations, including direct billing of insureds and on-line inquiry systems for its agents.

	The Company's focus on automobile and homeowners insurance primarily in Massachusetts has also been a factor in its success.
The terms, conditions and rates of personal automobile insurance are subject to extensive regulation by the Commissioner. Because the Company has primarily served the Massachusetts market, it has both an in-depth understanding of this market and the ability to respond effectively to shifts in the state's regulatory and underwriting environments. Currently, the Company is required to accept virtually all automobile insurance business submitted to it by its agencies. The Company's ability to underwrite this business profitably, however, depends on its understanding of the risks in the business as well as its management of reinsurance through C.A.R.


	During 1995, the Company continued to actively pursue group marketing programs. The primary purpose of group marketing programs is to provide participating groups with a convenient means of purchasing automobile insurance through associations and employee groups. Billing is through either payroll deduction or direct billing. Emphasis is placed on writing larger groups, although accounts with as few as 25 participants are considered. Groups of 100 or more participants could be eligible for a rate deviation. In general, the Company looks for groups with mature/stable membership, favorable driving records, and below average turnover ratios. The sponsoring entities must be in sound financial condition and have stable employment or membership. Participants who leave the sponsoring group during the term of the policy are allowed to maintain the policy until expiration. At expiration, a regular Commerce policy may be issued at the insured's option.

	During the latter part of 1995, Commerce, the Company's primary property and casualty insurance subsidiary, signed group marketing agreements with the five American Automobile Association Clubs of Massachusetts ("AAA Clubs") offering a 10% discount on automobile insurance to the clubs' members. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and the Company expects to significantly increase its Massachusetts private passenger automobile insurance writings in 1996 as a result of this program.

	Also in 1995, the Company received state regulatory approval to eliminate interest based premium finance fees on new and renewal personal automobile insurance policies with effective dates on or after January 1, 1996. As a result, premium finance fees as a source of the Company's revenues will be reduced in 1996.

	In January, 1996, the Company was granted approval to offer safe driver deviations of 10 percent to customers with Safe Driver Insurance Plan ("SDIP") classifications of either Step 9 or 10.
These are the two best SDIP driver classifications in Massachusetts, representing drivers with no accidents or not more than one minor violation in the last six years. For drivers that qualify, both group automobile discounts and SDIP deviations can be combined for up to a 19% reduction from the state mandated rates.

	The Company's other than personal automobile products tend to be derived from its other two core product lines and therefore have had relatively predictable risk profiles. Since 1992, the Company has offered a preferred risk homeowners product through Citation, which has an alternative pricing and commission schedule for selected insureds meeting more restrictive underwriting guidelines. A similar preferred risk program was introduced through Citation in July 1993 for commercial automobile insurance.

	The Company has devoted substantial time and resources to the development of its information systems, which enhance both its underwriting and its agency support. Through the use of several customized software programs, the Company has the ability to analyze its internal historical underwriting data and use such information in making, in the Company's belief, more informed underwriting decisions. In particular, the Company believes that the amount and extent of detail data accumulated as a result of its share of the personal automobile market give the Company a competitive advantage in determining which automobile risks to reinsure through C.A.R. The Company's information systems also enable it to provide extensive support to its agencies. This support includes a direct billing system, which covers over 90% of the Company's policyholders, an on-line inquiry system, which allows agencies to ascertain the status of pending claims and direct bill information, and a system which allows Company agencies to quote premiums for the Company's three core product lines directly to policyholders. The Company also emphasizes its commitment to enhancing and expanding the role of its information systems. The Company has provided agencies with the ability to generate personal automobile policies from their offices and is continuing to explore the desirability of systems which would allow agencies to write policies for all of the Company's product lines directly from their offices.

	The Company's long-term commitment to providing consistent markets for Massachusetts independent agencies, coupled with the withdrawal by several national companies from the Massachusetts personal automobile market in recent years, has been a significant factor in enabling the Company to increase its market share by adding agencies which meet its agency criteria. Since 1982, 17 insurers, including national companies such as Aetna, Allstate and Fireman's Fund, have withdrawn from the Massachusetts personal automobile insurance market. The Company believes that, as a result of such withdrawals, Massachusetts agencies are more likely to seek to develop and expand relationships with domestic insurers, which, like the Company, have a long-term commitment to the Massachusetts personal automobile market.
8

	In an effort to enhance future growth potential, the Company continues to monitor acquisition opportunities with regard to smaller automobile insurance companies that are in need of capital, have established management in place and present significant growth opportunities in their market areas. On August 31, 1995, the Company completed the acquisition of Western Pioneer, a personal automobile insurer, located in Pleasanton, California. Additionally, to achieve this objective, the Company has strategically targeted several states contiguous to Massachusetts and is currently pursuing licenses in the states of Connecticut, New Hampshire and Rhode Island.

A. General

Insurance Lines

	Commerce and Citation currently have a combined Best's rating of A (Excellent). Western Pioneer currently has a Best's rating of A- (Excellent). According to Best's, an insurer with an Excellent rating has demonstrated, in Best's opinion, excellent overall performance when compared to standards developed by Best's.

	Direct premiums written totalled approximately $626,666,000 in 1995, of which motor vehicle insurance accounted for approximately $559,821,000, homeowners insurance accounted for approximately $50,256,000 and commercial multi-peril insurance accounted for approximately $10,471,000. During 1994, direct premiums written totalled approximately $625,023,000, of which motor vehicle insurance accounted for approximately $558,460,000, homeowners insurance accounted for approximately $49,040,000 and commercial multi-peril insurance accounted for approximately $11,866,000. Earned premiums are included in total revenues of the Company and represent the net earned premiums remaining after reinsurance assumed and ceded, on an earned basis. In 1995 and 1994, total revenues included insurance premiums earned of approximately $592,590,000 and $572,053,000, respectively. Motor vehicle insurance accounted for approximately 92.7% and 92.9%, homeowners insurance accounted for approximately
5.3% and 5.0% and commercial multi-peril insurance accounted for approximately 1.5% and 1.6% of total earned premiums, in 1995 and 1994, respectively.

	The Company's principal insurance line is motor vehicle insurance. The Company offers automobile policyholders the following types of coverage: bodily injury liability coverage, including underinsured and uninsured motorist coverage, property damage liability coverage and physical damage coverage, including fire, theft and other hazards specified in the policy. Policies are usually written for one year terms. The Company's published liability limits are $500,000 per person for bodily injury, $1,000,000 per accident and $100,000 for property damage. Liability limits of $100,000 per person injured, $300,000 per accident and $100,000 for property damage are the limits most commonly offered by the Company.

	Personal automobile insurance is completely regulated by The Commonwealth of Massachusetts. Marketing and underwriting strategies for companies operating in this state continue to be dominated by automobile premium rates and commission levels which are mandated by the Massachusetts Division of Insurance and by current and prospective legislation affecting the industry. Automobile premium rates in Massachusetts are among the highest in the nation as a direct result of high costs incurred by companies which provide this type of protection. Claims, the costs associated with the processing and settling of claims, assessments required to subsidize the involuntary market mechanism, accident rates, bodily injury claims, and medical care costs are among the highest in the nation. Additionally, traffic density, as defined by vehicle miles divided by highway miles, is among the highest in the nation.

	The Company also offers homeowners insurance. The Company's standard homeowners policy is an all risk, replacement cost insurance policy covering a dwelling and the contents contained therein. The Company's published limits of liability for property damage to a dwelling are a minimum coverage of $60,000 and a maximum coverage of $600,000. For personal liability, the minimum coverage is $100,000 and the maximum coverage is $1,000,000. The average property damage coverage amount per policy is approximately $135,000, and generally, the average amount of contents coverage is 70% of the amount of coverage for the dwelling, with limitations on the amount of coverage per item placed on securities, cash, jewelry, furs, silverware and firearms. However, additional coverage for such items can be
9



purchased on a scheduled personal property basis. The Company also offers $1,000,000, $2,000,000 and $3,000,000 personal liability umbrella coverage for homeowners policies requiring certain specified underwriting coverages which are reinsured through American
Reinsurance Corporation.

	In addition, the Company offers a preferred homeowners product through Citation which has higher policy limits and a lower premium and agency commission structure and is designed primarily for homes with above-average market values. The Company also applies more stringent underwriting criteria by, among other things, limiting the product to homes with modern electrical systems.

	The Company no longer writes multi-peril (including homeowners) policies in certain coastal areas. The designated coastal areas include all of Cape Cod, Martha's Vineyard and Nantucket. With respect to other portions of the southern coast of Massachusetts, the Company no longer writes policies for any property located within five miles of the shore. With respect to all other coastal regions, the Company no longer writes policies for any property located within one mile of the coast.

	The Company also offers inland marine, fire, general liability and commercial multi-peril insurance.

Mortgage Operations

	Insurance companies are authorized to invest in mortgages and in order to obtain a higher return on its investments, the Company formed Bay Finance Company, Inc. ("Bay Finance") to originate and service residential and commercial mortgages primarily in Massachusetts. During fiscal 1995 and 1994, the mortgage operations accounted for approximately $6,967,000, or 1.0% and $4,228,000, or 0.6% of the Company's consolidated total revenues, respectively.

	In October, 1995, the Company announced that, in order to focus resources more directly on the Company's main line of business, private passenger automobile insurance, the operations of Bay Finance would be substantially reduced. Effective January 1, 1996, Bay
Finance is no longer actively originating mortgage loans as it previously did through the use of outside originators and extensive regional marketing. As a result, Bay Finance's staffing levels have been reduced by approximately 70% with the remaining employees focusing on servicing the Company's existing mortgage portfolio. Bay Finance has retained its lending licenses and will continue to make a small number of various types of mortgage loans.

Insurance Agency

	Clark-Prout Insurance Agency, Inc. ("Clark-Prout") is a wholly-owned insurance agency that writes both for the Company and for other insurance companies. During fiscal 1995 and 1994, Clark-Prout revenues amounted to $1,203,000, or 0.2% and $1,194,000 or 0.2% of the Company's consolidated total revenues, respectively.

B. Commonwealth Automobile Reinsurers

	A significant aspect of the Company's automobile insurance business relates to its interaction with C.A.R. C.A.R. is a state-mandated reinsurance mechanism, which enables the Company and approximately 47 other writers of automobile insurance in Massachusetts ("Servicing Carriers") to reinsure any undesirable automobile risk. Servicing Carriers, which are responsible for over 99.0% of total direct premiums written for personal automobile insurance in Massachusetts, are required to offer automobile insurance coverage to all eligible applicants pursuant to "take-all-comers" regulations, but may reinsure undesirable business with C.A.R. In addition, Servicing Carriers are obligated to accept involuntary agencies, known as ERPs, from C.A.R. and to provide an automobile insurance market in Massachusetts for those agencies.
10



	C.A.R. maintains separate pools for liability and physical damage coverage in personal and commercial automobile risks. All companies writing automobile insurance in Massachusetts share in the underwriting results of C.A.R. business for their respective product line or lines, whether or not they are Servicing Carriers. Since its inception, C.A.R. has annually generated multi-million dollar underwriting losses in both the personal and commercial pools. Accordingly, each automobile insurer attempts to develop and implement underwriting strategies that will minimize its relative share of the C.A.R. deficit while maintaining acceptable loss ratios on risks not reinsured through C.A.R.

	In general, the C.A.R. reinsurance mechanism operates as follows. Within established time frames, a Servicing Carrier must identify which policies it wishes to retain and which policies it wishes to cede to C.A.R. A Servicing Carrier pays to C.A.R. all of the premiums generated by the policies it has ceded, and C.A.R. reimburses Servicing Carriers for all losses incurred on account of ceded policies, although, as with reinsurance generally, reinsurance of a policy through C.A.R. does not legally discharge the Servicing Carrier from its liability to the policyholder for the full amount of the policy. In addition, Servicing Carriers also receive fees for servicing ceded policies based upon the expense structure established by C.A.R.

	An insurer's proportionate share of the C.A.R. deficit is allocated on the basis of a formula called a participation ratio, which can vary significantly between the personal and commercial pools, and between different policy years. Under current regulations, an insurer's share of the C.A.R. deficit is based upon its market share for retained automobile risks for the particular pool, adjusted by a utilization formula, such that, in general, its participation ratio is disproportionately and adversely affected if its relative use of C.A.R. reinsurance exceeds that of the Massachusetts industry and favorably affected if its relative use of C.A.R. reinsurance is less than that of the Massachusetts industry. During 1995 and 1994 the Company's Massachusetts private passenger automobile market share was 16.4% and 16.3%, respectively. The current formula also contains a provision whereby certain high risk business, if reinsured through C.A.R., is excluded in determining an insurer's participation ratio. Finally, for the personal automobile C.A.R. pool, an insurer's participation ratio may be affected by credits received for not reinsuring through C.A.R. automobile risks in selected underpriced classes and territories. An insurer's participation ratio will be favorably affected if its relative use of credits exceeds the Massachusetts industry's.

	The Company's objective is to develop and implement underwriting strategies to obtain the optimum balance between its C.A.R. participation ratio and the loss ratios on automobile risks not reinsured through C.A.R. For each automobile risk, the Company makes a judgment as to whether the projected impact on the Company's profitability from retaining the risk outweighs the incremental cost of reinsuring the risk through C.A.R. In determining the incremental cost of reinsuring a risk through C.A.R., the Company estimates its participation ratio for a given period by modelling the anticipated Massachusetts industry-wide C.A.R. trends. Once the Company estimates its participation ratio, it is then able to compare the incremental effect on the Company's share of the C.A.R. deficit of either reinsuring or retaining the particular automobile risks. Finally, the Company utilizes its internal underwriting database and internally-developed actuarial reporting and analysis systems to develop for each risk a projected underwriting loss ratio, which it then compares to the impact of the automobile risk on the Company's participation ratio in order to estimate whether, after taking all C.A.R. and other factors into account, the Company's profitability will be enhanced by reinsuring or retaining such risk. The Company believes that, because of its leading share of the Massachusetts automobile insurance market, it can utilize statistically credible data for a greater array of underwriting factors than its competitors, which in turn gives it a competitive advantage in deciding which automobile risks to reinsure through C.A.R.

	The C.A.R. utilization-based participation ratio has been in place since 1993, and individual companies in the marketplace are expected to make minor yearly changes to find the optimum balance between voluntary and ceded writings. Significant changes in the industry-wide private passenger cession percentage are not expected for 1996.

	A phase-in of a utilization-based participation formula was implemented in the Massachusetts commercial automobile market. The phase-in began in 1992 and ended in 1995. Although commercial automobile insurance is a relatively smaller portion of the Company's total insurance writings, the related commercial automobile risk selection decisions remain an important element in determining profitability.




	C.A.R. rule changes regularly occur, as C.A.R. adjusts the operations of the personal and commercial reinsurance mechanisms to address the needs of the Massachusetts automobile insurance market. Any material change to the C.A.R. rules in the future will affect the Company. The Company is not currently aware of any likely future rule changes that could have a material impact on the Company, but there can be no assurance that such rule changes will not occur.

C. Marketing

	The Company markets its insurance products through a network of 720 licensed independent agencies, 551 throughout Massachusetts, (of which 164 are ERPs) and 169 are in California. These independent agencies may also represent other insurance companies, some of which may compete directly with the Company. The independent insurance agencies are under contract with the Company's subsidiaries and must conduct their business according to the provisions of their contract. Contracts for Massachusetts agencies may be terminated by the Company upon 180 days' notice to the agency or at will by the agency.

	The Company seeks to establish long-term relationships with agencies that can generate a sizable volume of business with profitable underwriting characteristics and for which the Company will be among the top two or three preferred writers of its core products. The Company also assesses whether the mix of a prospective agency's business will expand the Company's presence in one or more of its core product lines. In 1995, each agency representing the Company in Massachusetts produced an average of approximately $1,124,000 of Company direct premiums written. Also in Massachusetts during 1995, 156 agencies produced in excess of $1.0 million of direct premiums written, an additional 42 agencies produced over $2.0 million, an additional 15 agencies produced over $3.0 million and lastly, an additional 9 agencies produced over $4.0 million. The Company's three largest agencies produced approximately $17.1, $15.8 and $10.5 million of Company direct premiums written, respectively, or approximately 2.7%, 2.5% and 1.7%, of the Company's total direct premiums written in 1995.

	Once appointed, each agency's performance is carefully monitored. An Agency Evaluation Committee, comprised of representatives of the Company's Marketing, Underwriting and Premium Accounting departments, utilizes a host of pre-established criterion (Loss Ratio, Premium
Volume, etc.) to continuously evaluate agencies. Generally, the Company will counsel an agency on how to improve its underwriting and profitability before any agency will be terminated.

	Company agencies receive commissions on policies written for the Company and are eligible to receive contingent commissions through a profit sharing arrangement. The Commissioner annually establishes a minimum average direct commission for personal automobile insurance, which in 1995 was 15.3%. With respect to policies reinsured through C.A.R., the maximum amount of commissions that C.A.R. will reimburse the Company is fixed at that prescribed rate. Consequently, there is an incentive for insurers not to permit their direct commission rate to vary materially from the prescribed rate. The Company's contingent commissions are tied to the underwriting profit on policies written by an agency based upon a rolling three year experience method. The Company generally pays up to 45% of the underwriting profit attributable to the agency's business; generally, if the agency's loss ratio for its policies exceeds 50% in a year, the agency will not receive any contingent commission. In 1995, total commissions paid by the Company to its agencies amounted to 19.5% of direct premiums written, of which direct commissions and contingent commissions constituted 16.5% and 3.0%, respectively. Direct commissions paid are higher than the personal automobile rates primarily due to higher commission rates paid on other lines of business. In 1995, 205 of the Company's 387 eligible agencies that are not ERPs received contingent commissions. The average contingent commission paid was approximately $90,200 per agency in 1995. The Company also sponsors incentive award programs to encourage and reward agency profitability and growth.

	The Company's information systems enable it to provide extensive support to its agencies. This support includes a direct billing system, which covers over 90% of the Company's policyholders, an on-line inquiry system which allows agents to ascertain quickly the status of pending claims or direct bill information and a system which allows Company agents to quote many premiums directly to policyholders. The Company also emphasizes its commitment to enhancing and expanding the role of its information systems. The Company has introduced a pilot project to provide agencies with the ability to generate personal automobile policies from their offices and is actively considering the desirability of a system which will allow agencies to write policies for all product lines of the Company directly from their offices.




	The Company believes that because of its compensation arrangements and providing a consistent market with emphasis on service, an increasing number of the Company's agencies will rely on it as their principal supplier of insurance products. The Company believes that it is the preferred provider for most of its agencies. Although the Company believes, based on annual surveys of its agencies, that its relationships with its independent agencies are excellent, any disruption in these relationships could adversely affect the Company's business.

	During 1995, the Company continued to actively pursue Group Marketing programs. The primary purpose of group marketing programs is to provide participating groups with a convenient means of purchasing automobile insurance through associations and employee groups. Billing is through either payroll deduction or direct billing. Emphasis is placed on writing larger groups, although accounts with as few as 25 participants are considered. Groups of 100 or more participants could be eligible for a rate deviation. In general, the Company looks for groups with mature/stable membership, favorable driving records, and below average turnover ratios. The sponsoring entities must be in sound financial condition and have stable employment or membership. Participants who leave the sponsoring group during the term of the policy are allowed to maintain the policy until expiration. At expiration, a regular Commerce policy may be issued at the insured's option.

	During the latter part of 1995, Commerce, the Company's primary property and casualty insurance subsidiary, signed group marketing agreements with the five American Automobile Association Clubs of Massachusetts ("AAA") offering a 10% discount on automobile insurance to the clubs' members. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and the Company expects to significantly increase its Massachusetts private passenger automobile insurance writings in 1996 as a result of this program.

	Also in 1995, the Company received state regulatory approval to eliminate interest based premium finance fees on new and renewal personal automobile insurance policies with effective dates on or after January 1, 1996. As a result, premium finance fees as a source of the Company's revenues will be reduced in 1996.

	In January, 1996, Commerce was granted approval to offer safe driver deviations of 10% to customers with SDIP classifications of either Step 9 or 10. These are the two best SDIP driver classifications in Massachusetts, representing drivers with no accidents and not more than one minor violation in the last six years. For drivers that qualify, both group automobile discounts and SDIP deviations can be combined for up to a 19% reduction from the state mandated rates.

D. Underwriting

	The Company seeks to achieve an underwriting profit, as measured by a statutory combined ratio of less than 100, in each of its three core product lines in both hard and soft markets. The strategy is designed to achieve consistent profitability with substantial growth in net premiums written during hard markets and more modest growth during soft markets. All of the Company's policies have been written on a "claims incurred basis," meaning that the Company covers claims based on occurrences that take place during the policy period.

	Agencies are authorized to bind the Company on risks as limited by the Company's written underwriting rules and practices, which set forth eligibility rules for various policies and coverages, unacceptable risks, and maximum and minimum limits of liability. With respect to non-automobile policies, other than umbrella policies, the Company's agencies have the ability to bind the Company for a limited period, typically 60 days, during which time the Company reviews all risks to determine whether it will accept or reject the policy. During this review period, the Company is obligated to pay any claim which would be covered under the policy. Violation of the Company's underwriting rules and practices is grounds for termination of the agency's contract with the Company.









	The Company and each of the approximately 47 other Servicing Carriers must write all automobile risks submitted to them. Massachusetts personal automobile insurance rates are fixed annually by the Commissioner. All companies writing personal automobile policies are required to use such rates, unless they have received prior approval from the Commissioner to offer a lower rate. The actual premium paid by a particular policyholder, however, is adjusted, either up or down, based upon the SDIP record of the insured operator. Moving violations and accidents for which the insured was at fault within the most recent six year period are used to determine each operator's SDIP surcharge or credit.

	Prices for Massachusetts commercial automobile insurance policies that are not reinsured through C.A.R. are set competitively subject to the Commissioner's authority to disapprove such prices. The rate for commercial automobile risks reinsured through C.A.R. is mandated by the Commissioner, except for private passenger type non-fleet business. The Company's rates for other product lines, including homeowners and commercial lines of general liability and property insurance, are based in part on loss cost data from the Insurance Services Office ("ISO"), which is an industry bureau providing policy forms and rate making data, and in part, on the Company's own experience and industry price levels.

	The Company is not obligated by statute to accept every homeowners risk submitted to it. Accordingly, risks meeting the Company's underwriting guidelines are accepted, and all other risks are declined or not renewed. The Company has established an independent rate level for its homeowners product line, based on its own loss experience and recognizing the price levels available in the competitive marketplace.
The Company uses ISO policy forms and has added special coverage features to meet its product needs. Rates and forms are filed with the Commissioner.

	Under Massachusetts law, residential property owners are strictly liable for damages caused by lead poisoning in children under age six residing in the premises. In 1988, the Massachusetts courts expanded the potential for claims under the statute by abolishing the doctrine of parental immunity, thereby allowing children to sue their parents. The Company has reduced its exposure to lead poisoning claims by (i) excluding from coverage all interfamilial claims for bodily injury or medical expenses brought by minors living in an insured's household,
(ii) revising its underwriting standards for new and renewal business to avoid insuring properties with lead poisoning hazards and (iii) beginning in 1992, excluding from coverage all lead poisoning claims for bodily injury to children under age six under homeowners policies on one-to four-family residences built prior to 1965 where at least one unit is rented. With regard to the exclusion described in (iii), policyholders may buy a reinstatement of the excluded coverage through a policy endorsement for an additional premium, but very few such endorsements have been written. As a result of these remedial steps and its historical claims experience, the Company does not believe that its exposure to lead poisoning claims is material.

	The Company believes that its information systems give it a competitive advantage in making underwriting decisions, particularly in deciding which personal automobile risks should be reinsured through C.A.R. Utilizing data the Company accumulates as a result of its major market presence in the Massachusetts personal automobile line, the Company believes that its information systems allow it to make informed risk assessments and to respond effectively to shifts in the automobile insurance markets and regulatory environment.

E. Reinsurance

	In addition to participating in C.A.R., the Company reinsures with other insurance companies on a claims incurred basis, a portion of its potential liability under the policies it has written, protecting itself against severe loss under individual policies, or catastrophic occurrences where a number of claims can produce an extraordinary aggregate loss. Reinsurance does not legally discharge the Company from its primary liability to the insured for the full amount of the policies, but it does make the reinsurer liable to the Company to the extent of the reinsured portion of any loss ultimately suffered. The Company seeks to utilize reinsurers which it considers adequately capitalized and financially able to meet their respective obligations under reinsurance agreements with the Company. The Company utilizes a variety of reinsurance mechanisms to protect itself against loss as described above.






	From the inception, on September 30, 1993, through the third quarter of 1995, the Company's combined property quota share and excess loss reinsurance contract was written with five domestic reinsurance companies. Under the quota share portion of the arrangements, the reinsurers indemnified the Company for 36% of the loss and LAE, and paid a commission allowance based on the ratio of losses incurred to premiums earned. In exchange, the Company paid to the reinsurers 40% of the net premium pertaining to the related business. The maximum per occurrence loss reimbursement was $40.0 million and the maximum annual aggregate occurrence loss reimbursement was $60.0 million. Under the excess loss reinsurance portion of the arrangements, the Company reinsured each risk, retaining $125,000 and reinsuring 100% of the next $875,000.

	Effective September 30, 1995, the Company increased its coverage under the combined property quota share and excess loss reinsurance contract. The contract is now written with six domestic reinsurance companies. Under the quota share portion of the arrangements, the reinsurers indemnify the Company for 45% of the loss and LAE, and pay a commission allowance based on the ratio of losses incurred to premiums earned. In exchange, the Company pays to the reinsurers 49% of the net premium pertaining to the related business. The maximum per occurrence loss reimbursement is $50.0 million and the maximum annual aggregate occurrence loss reimbursement is $75.0 million. Under the excess loss reinsurance portion of the arrangements, the Company reinsurers each risk, retaining $125,000 and reinsuring 100% of the next $875,000. This reinsurance contract is continuous, cancelable quarterly with ninety days notice.

	Effective March 1, 1995, through February 29, 1996, the Company had catastrophe reinsurance coverage for that portion of the loss not covered under the property quota share arrangement. Catastrophe reinsurance coverage was in force for approximately 88.0% of the amounts incurred for all property claims arising from a single event or occurrence up to a maximum loss of $100.0 million, after first subtracting property quota share losses. Coverage under the catastrophe program was as follows: a net retention of $5.0 million; 50.0% of the next $5.0 million; and, 95.0% of the next $90.0 million. Including the Company's retention, total catastrophe coverage was $100.0 million.
This coverage was placed with a number of reinsurers, both foreign and domestic.

	Effective March 1, 1996, the Company's catastrophe reinsurance program has been tailored in conjunction with the property quota share arrangement to provide catastrophe reinsurance protection at varying levels of losses.

	The table below provides information depicting the approximate combined recoveries of all property reinsurance programs (catastrophe and quota share) at various loss scenarios if a catastrophe were to strike:

										 Net Loss
				    Total		Reinsurance		Retained by
				    Loss 		 Recovery  		the Company

				$ 25,000,000	$ 11,300,000	$13,700,000
				  50,000,000	  35,000,000	 15,000,000
				  75,000,000	  58,800,000	 16,200,000
				 100,000,000	  82,500,000	 17,500,000
				 125,000,000	 105,000,000	 20,000,000
				 150,000,000	 110,000,000	 40,000,000


	The Company will have no reinsurance recoveries for total loss amounts in excess of $150.0 million.

	Effective January 1, 1995, casualty reinsurance is on an excess of loss basis for any one event or occurrence with a maximum recovery of $4.0 million over a net retention of $1.0 million. This coverage is placed with Swiss Reinsurance America Corporation, formerly North
American Reinsurance Corporation (rated A+ by A.M. Best).










	Effective January 1, 1995, all personal and commercial liability umbrella policies are reinsured on a 95% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $5.0 million. This coverage is placed with American Reinsurance Corporation (rated A+ by A.M. Best).

	The Company believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limits, retentions, arbitration and occurrence. Based on its review of its reinsurers' financial statements and their reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound. The Company had no amount of reinsurance receivables more than 90 days past due at December 31, 1995.

F. Settlement of Claims

	Claims under insurance policies written by the Company are investigated and settled primarily by claims adjusters employed by the Company. The Company employs a staff of 485 people at its claims department, located in Webster, Massachusetts. In addition to these individuals, the Company utilizes the services of approximately 20 independent appraisal firms and 10 independent property adjusting companies who are strategically located throughout the state. The Company also has a special unit which investigates suspected insurance fraud and abuse. If a claim or loss cannot be settled and results in litigation, the Company retains outside counsel to represent it.

	The Company believes that through its claims staff of experienced adjusters, appraisers, managers, and administrative staff, it has achieved lower LAE than the industry average and higher customer satisfaction than many of its competitors. All claims office staff members work closely with agents and claimants with a goal of settling claims fairly, rapidly and cost effectively.

	Certain of the Company's Massachusetts agencies have settlement authority for claims for property losses which are less than $2,500 and are not covered by an automobile policy. The settlement authority of agencies under automobile policies is limited to claims for towing.

	The Massachusetts Unfair Claims Settlement Practices Act ("Chapter 176D") prohibits insurers from engaging in certain claim settlement practices, including failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies, refusing to pay claims without conducting a reasonable investigation based upon all available information, failing to effectuate prompt, fair and equitable settlements of claims in which liability has become reasonably clear, and compelling insureds to institute litigation to recover amounts due under an insurance policy by offering substantially less than the amounts ultimately recovered in actions brought by such insureds. An insurer's violation of any of these obligations expressly violates the Massachusetts Consumer
Protection Act ("Chapter 93A"). Any party, including claimants and insureds, whose rights are affected by an insurer's violation of Chapter 176D, is entitled to bring a claim against the insurer under Chapter
93A.

	The damages available under Chapter 93A may not necessarily be related to the harm caused by the insurer's violation of Chapter 176D. Chapter 93A provides in effect that the party bringing the Chapter 93A claim will be entitled, at a minimum, to the amount of the judgment on all claims arising out of the same underlying occurrence, regardless of the limits of the policy issued by insurer. Moreover, Chapter 93A permits the court to double or triple the party's damages if the insurer's violation of Chapter 176D was willful or knowing. If the underlying policy risk was ceded to C.A.R., the Company may seek reimbursement from C.A.R. for the damages it will be obligated to pay if it is found liable under Chapter 93A or amounts paid in settlement of such claim. Such reimbursement is discretionary and C.A.R. may not reimburse an insurer if C.A.R. determines that the insurer was negligent in the handling of such claim and such negligence was the cause of Chapter 93A liability. Additionally, certain time notification restrictions apply to these judgements, which if not met, could preclude an insurer from seeking reimbursement from C.A.R. Accordingly, there can be no assurance that the Company will be reimbursed by C.A.R. in any particular instance involving a Chapter 93A claim.
16



	In March 1996, the Company began providing an after hours claim reporting service available to insureds and third party claimants. The service ensures complete twenty four (24) hour service including weekends and holidays.

G. Losses and Loss Adjustment Expense Reserves

	Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and LAE. The Company's reserving policy is intended to result in a small redundancy. Quarterly, the Company reviews these reserves internally. Regulations of the Division of Insurance require the Company to obtain annually a certification from either a qualified actuary or an approved loss reserve specialist that its loss and LAE reserves are reasonable.

	When a claim is reported to the Company, its claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. The amount of the reserve is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the type of loss. The estimate reflects the informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of the claims person. During the loss adjustment period, these estimates are revised as deemed necessary by the Company's claims department based on subsequent developments and periodic reviews of the cases.

	In accordance with industry practice, the Company also maintains reserves for estimated losses incurred but not yet reported ("IBNR"). IBNR reserves are determined on the basis of historical information and the experience of the Company. Adjustments to IBNR are made periodically to take into account changes in the volume of business written, claims frequency and severity, the mix of business, claims processing and other items that can be expected to affect the Company's liability for losses and LAE over time.

	When reviewing reserves, the Company analyzes historical data and estimates the impact of various factors such as (i) per claim information, (ii) the historical loss experience of the Company and industry and (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, changes in political attitudes and trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors.

	By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, the Company estimates
the ultimate net liability for losses and LAE.    After taking into
account all relevant factors, management believes that the provision for losses and LAE at December 31, 1995 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability may be greater or lower than reserves. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods. The Company's loss and LAE reserves also includes its share of the aggregate loss and LAE reserves of all Servicing Carriers.

	For a reconciliation of beginning and ending reserves for losses and LAE, net of reinsurance, see Note E to the Company's 1995
Consolidated Financial Statements, which is incorporated herein by reference from pages AR-28 through AR-29 of the Company's 1995 Annual Report.

	Included in the loss reserve methodologies described above, are liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as oil spills and lead paint.
Reserves have been established to cover these claims for both known and unknown losses. Because of the Company's limited exposure to these types of claims, management believes they will not have a material impact on the consolidated financial position of the Company. Loss reserves on environmental related claims amounted to $10,708 and $11,151 in 1995 and 1994, respectively.



	The following table represents the development of reserves, net of reinsurance, for 1985 through 1995. The top line of the table shows the reserves at the balance sheet date for each of the indicated years.
This represents the estimated amounts of losses and LAE for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts paid as of successive years with respect to that year's current reserve liability expressed as a percentage. The lower portion of the table shows the re-estimated amount as a percentage of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. Favorable (adverse) loss development exists when the original reserve estimate is greater (less) than the re-estimated reserves at December 31, 1995.

	In evaluating the cumulative information in the table, it should be noted that each year's amount includes the effects of all changes in amounts for prior periods. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future development based on this table.




	Year ended December 31,

			       1995       1994      1993      1992
1991      1990      1989      1988      1987      1986
1985

($ in thousands)

Reserves for
 losses and loss
 adjustment
 expenses............  $486,673  $448,331  $415,613  $316,261
$228,657  $177,657  $138,456  $100,882   $70,457
$49,069   $33,918

Paid (cumulative)
 as a percentage
 of current re-
 serves as of:
  One year later.....                38.8      46.9      46.6
43.3      43.8      45.0      40.7      39.2      39.9
40.1
  Two years later....                          63.9      70.1
66.7      64.9      66.6      66.2      58.2      62.0
60.1
  Three years later..                                    78.4
81.8      80.2      78.6      80.2      78.1      75.1
76.3
  Four years later...
85.5      90.7      86.8      87.0      86.3      90.0
84.3
  Five years later...                                    91.3
94.4      90.1      89.6      95.0      91.6
  Six years later....
94.3      97.0      90.8      97.5      95.4
  Seven years later..
97.3      98.4      98.4      97.6
  Eight years later..
98.7      98.6      98.7
  Nine years later...
98.9      98.5
  Ten years later....
99.3

Reserves re-estimated
 as a percentage of
 initial reserves as of:
  One year later.....                83.4      83.7      87.2
82.3      84.5      92.7      96.9      99.4      95.3
97.0
  Two years later....                          75.5      78.6
82.8      74.6      82.8      87.7      98.9      91.7
94.7
  Three years later..                                    73.0
77.1      75.1      76.7      80.5      90.1      91.8
94.0
  Four years later...
72.2      71.7      78.2      76.3      86.2      85.0
93.6
  Five years later...
68.2      75.6      80.2      83.9      83.5      89.3
  Six years later....
74.0      78.0      90.8      83.0      89.1
  Seven years later..
77.3      88.5      82.5      88.9
  Eight years later..
87.9      82.3      88.7
  Nine years later...
82.0      88.2
  Ten years later....
88.6
Favorable loss development
 expressed as a percentage of
 year end reserves...                16.6      24.5      27.0
27.8      31.8      26.0      22.7      12.1      18.0
11.4
H. Operating Ratios

Loss and Underwriting Expense Ratios

	Loss and underwriting expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. Losses and LAE are stated as a percentage of premiums earned because losses may occur over the life of a policy. Underwriting expenses on a statutory basis are stated as a percentage of net premiums written rather than premiums earned because most underwriting expenses are incurred when policies are written and are not spread over the policy period. Underwriting profit margins are reflected by the extent to which the combined loss and underwriting expense ratios, the combined ratio, is less than 100%. The combined ratio is considered the best simple index of current underwriting performance of an insurer. The Company's loss ratio, underwriting expense ratio and combined ratio, and the industry combined ratio, on a statutory basis, are shown in the following table. The Company's ratios include lines of insurance other than automobiles as do the industry combined ratios for all writers.  Data for the property and casualty industry generally may not be directly comparable to Company data.  This is due to the fact that the Company conducts its business primarily in Massachusetts and may not write all the same lines or concentrations of business as the property and casualty industry as a whole.
									Year Ended
December 31,
						 1995		 1994		 1993
	 1992		 1991


Company Statutory Ratios (unaudited):
  Loss Ratio......................	 62.0%	 64.6%	 68.0%
	 66.2%	 61.9%
  Underwriting Expense Ratio......	 29.0		 27.1		 25.7
	 28.1		 30.0
   Combined Ratio.................	 91.0%	 91.7%	 93.7%
	 94.3%	 91.9%

   Industry combined ratio
   (all writers)(1)................	107.2%	108.5%	106.9%
	115.8%	108.8%

(1) Source:Best's Review (January, 1996), for all property and casualty insurance companies.
    1995 industry information is estimated by A.M. Best.

Premiums to Surplus Ratio

	The following table shows, for the periods indicated, the
Company's and the industry's statutory ratios of net premiums written to policyholders' surplus.  While there is no statutory requirement applicable to the Company which establishes a permissible net premiums to surplus ratio, guidelines established by the National Association of Insurance Commissioners provide that this ratio should be no greater than 300%.
									Year Ended
December 31,
						 1995		 1994		 1993
	 1992		 1991
									(dollars in
thousands)

Net premiums written by the
 Company...........................	$603,421	$589,197	$563,416
	$508,847	$310,999
Policyholders' surplus of the
 Company...........................	 440,110	 349,775	 284,631
	 221,434	 153,778
The Company's ratio................	   137.1%	   168.5%	   197.9%
	   229.8%	   202.2%
Industry ratio(1)..................	   120.0%	   134.7%	   132.5%
	   139.5%	   140.5%

__________________________________
(1) Source:Best's Review (January, 1996), for all property and casualty insurance companies.
    1995 industry information is estimated by A.M. Best.

I. Investments

	Investment income is an important source of revenue for the Company and the return on its investment portfolio has a material effect on its net earnings. The Company's investment objective is to maintain high quality diversified fixed maturity investments structured to maximize after-tax investment income while minimizing risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference from pages AR-4 through AR-13 of the Company's 1995 Annual Report.

	The Company's investment portfolio carried at market value as of December 31, 1995, was $1,042,813 excluding cash and cash equivalents. Of that amount, 78.2% was invested in fixed maturities, 14.5% was invested in equity securities and 7.3% was invested in mortgage loans.
19



	Investments in fixed maturities, which include bonds and redeemable preferred stocks, and investments in equity securities, which include common and non-redeemable preferred stocks, are carried at fair market value. Unrealized investment gains and losses on equity securities and fixed maturities, to the extent that there is no permanent impairment of value, are credited or charged directly to stockholders' equity, net of any tax effect. When investment securities are sold, the realized gain or loss is determined based on sales proceeds less book value.

	The Company's bond portfolio is comprised of Government National Mortgage Association ("GNMA") mortgage backed bonds (27.5%) and municipal bonds (72.5%). Of the Company's bonds, 100.0% are rated in the two highest quality categories provided by the National Association of Insurance Commissioners ("NAIC").

	The Company's investment policy is determined in accordance with guidelines established by the Company's Board of Directors. The Board of Directors reviews and ratifies management's investment decisions on a quarterly basis. State insurance laws also impose restrictions on the nature and extent of investments by the Company.

	The tables below set forth investments (at cost) and the income thereon for the five years ended December 31, 1995.
									Year Ended
December 31,
						 1995		 1994		 1993
	 1992		 1991
									(dollars in
thousands)

Average net investments............	$996,169	$889,700	$749,821
	$520,890	$360,832
Net realized gains on investments..	     712	  45,612	   7,506
	   1,537	   3,153
Unrealized gains (losses) on fixed
 maturities........................	  13,969 	 (56,366)	  27,477
	     -	     -
Unrealized gains (losses) on equity
 securities........................	  11,422 	  (8,887)	  13,199
	  22,279	   3,857
Net investment income..............	  71,313	  62,901	  53,068
	  39,223	  31,951
Net investment income as a
 percentage of total average
 investments.......................	    7.16%	    7.07%	    7.08%
	    7.53%	    8.85%

	The following table sets forth an analysis of carrying value by the type of investment at December 31, 1991 and 1992 at cost and 1993 through 1995 at fair market value:
									Year Ended
December 31,
						  1995	 1994		 1993
	 1992		 1991
									(dollars in
thousands)

Type of Investment
  GNMA mortgage-backed bonds....... $  221,373	$233,287	$202,403
	$102,873	$135,703
  Tax exempt state and municipal
   bonds...........................    593,904	 511,723	 447,088
	 402,692	 194,232
  Redeemable preferred stocks......        -  	     -  	     -
	   2,261	     869
      Total fixed maturity
       investments.................    815,277	 745,010	 649,491
	 507,826	 330,804

Mortgages and collateral loans (net
 of allowance for possible loan
 losses)...........................	    75,609	  58,590	  63,301
	  69,948	  73,297
Common stocks......................	    40,359	   9,656	  65,863
	  53,345	  30,055
Non-redeemable preferred stocks....	   111,220	  85,574	  80,058
	     -	     -
Investments in real estate.........	       348	     216	   1,004
	   2,351	   4,229
Total investments..................	$1,042,813	$899,046	$859,717
	$633,470	$438,385


	The table below sets forth as of December 31, 1995 the composition of the Company's fixed maturity investments, excluding short-term investments, by time to maturity at the dates indicated:

		 Percent

		   of

	Amount	Portfolio

	(dollars in thousands)

		Period from December 31, 1995 to maturity:
		  One year or less.................................	$
-  	     -  %
		  More than one year to five years.................
1,149	      .1
		  More than five years to ten years................
20,183	     2.5
		  More than ten years..............................
793,945	    97.4

	$815,277	   100.0%

	The Company attempts to achieve a balanced maturity schedule in order to protect investment income in the event of a downturn in interest rates in a year when a large amount of securities would mature. At December 31, 1995, the Company's fixed income portfolio, which represented 78.2% of the Company's total invested assets, had an average stated maturity of approximately 24 years. The calculation for average stated maturity utilizes the actual maturity date for a security. In contrast, the Company's weighted average maturity and weighted average duration can be significantly less. Previous studies using the Bloomberg Financial System have shown that the time frames for the weighted average maturity and weighted average duration are approximately equal to one-half and one-third, respectively, of the average stated maturity.

	The weighted average maturity is the calculated weighted average time until the receipt of all principal payments for a security. The weighted average duration of a security is the time-weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates. The weighted average duration and weighted average maturity are shorter compared to the average stated maturity because of the relatively large percentage of GNMA's and housing finance authority municipal bonds in the fixed maturity portfolio. The duration of GNMAs reflects industry prepayment patterns and assumptions. With respect to GNMAs, investors are compensated primarily for reinvestment risk rather than credit quality risk. In regards to municipal bonds, the Bloomberg Financial System utilizes optional call dates, sinking fund requirements and assumes a non-static prepayment pattern in deriving these averages. During periods of significant interest rate volatility, the underlying mortgages may prepay more quickly or more slowly than anticipated. If repayment of principal occurs earlier than anticipated during periods of declining interest rates, investment income may decline due to the reinvestment of these funds at the lower current market rates.

J. Regulation

General

	The Company's primary business is subject to extensive regulation by the Commissioner who is appointed by the Governor of Massachusetts. The Commissioner has broad authority to fix and establish maximum policy rates and minimum agent commission levels on personal automobile insurance. In addition, the Commissioner grants and revokes licenses to write insurance, approves policy forms, sets reserve requirements, determines the form and content of statutory financial statements and establishes the type and character of portfolio investments. The Commissioner also approves company submissions regarding group insurance programs and corresponding discounts along with SDIP "safe driver" deviations. Consequently, the policies and regulations set by the Commissioner are an important element of writing insurance in Massachusetts.

	The State Divisions of Insurance are responsible for conducting periodic examinations of insurance companies. Both Commerce and Citation were last examined for the five year period ended December
31, 1993. Western Pioneer was last examined for the three year period ended December 31, 1991. These examinations produced no material findings. Massachusetts Division of Insurance regulations provide that insurance companies will be examined every five years or more frequently as deemed prudent by the Commissioner. California Division of Insurance regulations provide that insurance companies will be examined every three years.

Automobile Insurance Regulation Overview

	Massachusetts has required compulsory automobile insurance coverage since 1925. Under current law, all motorists are required to carry certain minimum coverages mandated by the state. The Commissioner fixes and establishes, among other things, the maximum rates insurers may charge for the compulsory personal automobile coverages. With very limited exceptions, each insurer writing automobile insurance in Massachusetts must accept all risks submitted to it for the compulsory coverage, but is permitted to reinsure these risks (including group insurance risks) through C.A.R.

	Compulsory Coverage. Compulsory coverage includes no-fault coverage, limited bodily injury coverage, property damage coverage and coverage against uninsured or hit and run motorists. The Massachusetts no-fault statute provides for personal injury protection ("PIP") coverage, which entitles a party to be reimbursed directly by the party's own insurer for certain medical expenses, lost wages and other defined expenses arising from an automobile accident, up to a specific amount, even if another party caused the accident.

	Rates and Commissions. All Massachusetts personal automobile insurance rates are fixed and established annually by the Commissioner. Group insurance programs and rate deviations must be approved by the Commissioner. For Massachusetts commercial automobile insurance, the rates for the voluntary market are competitive, with insurers filing rates for review by the Commissioner based on their own experience. The rates for the Massachusetts commercial automobile risks reinsured through C.A.R. are fixed and established by the Commissioner except for non-fleet, private passenger-type automobiles.

	In fixing classifications of risks and establishing rates, the Commissioner must consider numerous factors including driver and automobile characteristics and the claim rate in the state's designated geographical territories. These factors are based upon data which are two or more years old. The insurer adjusts the premiums it charges to a policyholder based upon the SDIP record of the operator. Moving violations and at-fault accidents affect each driver's SDIP record. In addition, the Extra Risk Rating regulations permit insurers to deny or charge surcharged rates for physical damage coverage to both high risk vehicles and insureds with excessive prior loss or violation activity.

	The Commissioner sets an average minimum direct agency commission rate for personal automobile insurance, which in 1995 was 15.3%. With respect to risks reinsured through C.A.R., the maximum amount of commissions that C.A.R. will reimburse is fixed at that prescribed rate.

	Mandatory Underwriting. Massachusetts law specifies that all individuals holding a valid driver's license are entitled to purchase the mandatory automobile insurance regardless of their driving experience or accident record. The Massachusetts Legislature has also placed certain restraints on insurers' discretion to refuse to renew automobile insurance policies. Policyholders are entitled to renew except in cases of fraud, material misrepresentation, revocation or suspension of an operator's license or nonpayment of premiums. With very limited exceptions, Servicing Carriers writing automobile insurance in Massachusetts must accept every automobile risk submitted to them.





	Under the Massachusetts system of rate regulation, it is intended that some personal automobile insurance risks are underpriced at the maximum rate permitted by the Commissioner, and therefore, absent state-intervention, insurers would not ordinarily choose to write those risks. The C.A.R. reinsurance program described below is intended to mitigate the burden imposed by the Massachusetts take-all-comers system by allowing insurers to transfer the exposure for undesirable risks to an industry pool.

Commonwealth Automobile Reinsurers

	General. C.A.R. is a state-mandated reinsurance mechanism, under which all premiums, expenses and losses on ceded business are shared by all insurers. It is similar to a joint underwriting association because a number of insurers (approximately 48, including the Company) act as Servicing Carriers for the risks it insures.

	Agencies. In general, agencies licensed to issue automobile insurance policies are entitled to be assigned to at least one Servicing Carrier. There are two categories of agencies: those who have voluntary agreements with one or more Servicing Carriers and those who do not. The latter are assigned by C.A.R. to a single Servicing Carrier and are known as ERPs.

	C.A.R. Operations. All companies writing automobile insurance in Massachusetts share in the underwriting results of the C.A.R. business for their respective product line or lines, whether or not they are Servicing Carriers. An insurer's share of the C.A.R. deficit is allocated on the basis of a formula called a participation ratio, which can vary significantly between the personal and commercial pools, and between different policy years. See "Business- -Commonwealth Automobile Reinsurers" for a detailed discussion of the method of calculating the participation ratio.

	An insurer may terminate its participation in C.A.R. as of the close of C.A.R.'s fiscal year by surrendering its license to write automobile policies in Massachusetts. Termination does not discharge or otherwise affect liability of an insurer incurred prior to termination. A withdrawing insurer is assessed a share of C.A.R.'s projected deficits for future years based on the insurer's prior years' participation in C.A.R. The assessment paid by the withdrawing insurer is redistributed to the remaining insurers based upon their participation ratios.

	An insurer can transfer its obligations for its personal insurance policies to another insurer who formally agrees to assume these obligations. The transferring insurer is thereby relieved of future C.A.R. obligations which otherwise would have arisen as a consequence of the business transferred. See "Business--Commonwealth Automobile Reinsurers."

Insurance Holding Company Structure

	As an insurance holding company, the Company is subject to regulation under the insurance holding company statutes of the states in which they are domiciled. Because the Company's subsidiaries are members of an insurance holding company system, they are required to register with their respective Divisions of Insurance and to submit reports describing the capital structure, general financial condition, ownership and management of each insurer and any person or entity controlling the insurer, the identity of every member of the insurance holding company system and the material outstanding transactions between the insurer and its affiliates.

Each member of the insurance holding company system must keep current the information required to be disclosed by reporting all material changes or additions within 15 days of the end of the month in which it learns of such change or addition.





	Massachusetts law prohibits a party which is not a domestic insurer from acquiring "control" of a domestic insurer or of a company controlling a domestic insurer without prior approval of the Commissioner. Control is presumed to exist if a party directly or indirectly holds, owns or controls more than ten percent of the voting stock of another party, but may be rebutted by a showing that control does not exist.

	In the event of the insolvency, liquidation or other reorganization of any of the Company's insurance subsidiaries, the creditors and stockholders of the Company will have no right to proceed against the assets of those subsidiaries, or to cause the liquidation or bankruptcy of any company under federal or state bankruptcy laws. State laws govern such liquidation or rehabilitation proceedings and the Division of Insurance would act as receiver for the particular company. Creditors and policyholders of the insurance subsidiaries would be entitled to payment in full from such assets before the Company, as a stockholder, would be entitled to receive any distribution therefrom.

Payment of Dividends

	Under Massachusetts law, insurers may pay cash dividends only from earnings and statutory surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.

	As Massachusetts domestic insurance companies, neither Commerce nor Citation may pay an extraordinary dividend or distribution unless the insurer gives the Commissioner at least 30 days' prior notice of the declaration and the Commissioner does not disapprove of the plan of payment prior to the date of such payment. An extraordinary dividend or distribution is one whose fair market value, together with that of other dividends or distributions within the preceding twelve-month period (excluding pro rata distribution of any class of the insurer's own securities) exceeds the greater of (i) ten percent of the insurer's statutory surplus as of the preceding December 31, or (ii) the statutory net investment income for the twelve-month period ending on the preceding December 31. See "Market for Registrant's Common Stock and Related Stockholder Matters."

Protection Against Insurer Insolvency

	All of the insurers writing the types of insurance covered by The Massachusetts Insurers Insolvency Fund ("M.I.I.F.") are M.I.I.F. members. M.I.I.F. is obligated to pay any unpaid claim, up to $300,000, against an insolvent insurer if the claim existed prior to the declaration of insolvency or arose within 60 days thereafter. M.I.I.F. assesses members the amounts necessary to pay both its obligations and the expenses of handling covered claims. Subject to certain limitations, assessments are made in the proportion that each member's net written premiums for the preceding calendar year for all property and casualty lines of business bare to the corresponding net written premiums for all members for the same period. The statute that established M.I.I.F. also provides for the recoupment by insurers of amounts paid to M.I.I.F. Historically, the Commissioner has allowed insurers to recoup the amounts they paid M.I.I.F. through rate increases.

	Consistent with industry practice in Massachusetts, it is the Company's policy to record all assessments when they are assessed. M.I.I.F. assessed Commerce and Citation an aggregate of $338,000 in 1995, $331,000 in 1994 and $0 in 1993. The Company anticipates that there will be additional assessments. By statute, no insurer may be assessed in any year an amount greater than two percent of that insurer's net direct written premiums for the calendar year preceding the assessment. The Company believes that any such additional assessments should not have a material adverse effect on the consolidated financial position of the Company, although the timing and amounts of any such assessments cannot be presently ascertained.




NAIC Guidelines

	Insurance Regulatory Information System Ratios. The NAIC Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is intended primarily to assist state insurance regulators in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the year ended December 31, 1995, the Companies consolidated property and casualty operations had no ratios outside the "normal" range.

	Risk-Based Capital ("RBC"). In order to enhance the regulation of insurer insolvency, the NAIC developed a formula and model law to implement RBC requirements for property and casualty insurance companies which are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss development and inadequate pricing; (ii) declines in asset values arising from credit risk; and, (iii) other business risks from investments. Insurers having less statutory surplus than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

	The Company's subsidiaries, Commerce and Citation, have RBC amounts at December 31, 1995 of $42 million and $8 million, respectively, and they have statutory surplus of approximately $372 million and $68 million, respectively. The Statutory surplus of Commerce and Citation at December 31, 1995 exceeded the RBC Company Action Levels of $83 million and $15 million by approximately $289 million and $53 million. The RBC model formula proposes four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC falls. The first level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level (as defined by the NAIC) requires an insurer to submit a plan containing corrective actions and permits the Commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level (as defined by the
NAIC) allows the regulator to rehabilitate or liquidate an insurer in addition to the aforementioned actions if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level (as defined by the NAIC) which requires the regulator to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount.

K. Competition

	The property and casualty insurance industry is highly cyclical, characterized by periods of increasing premium rates and limited underwriting capacity, followed by periods of intensive price competition and abundant underwriting capacity. This industry also is highly competitive, with a large number of companies, many of which operate in more than one state, offering automobile, homeowners, commercial property and other lines of insurance. Some of the Company's competitors have larger volumes of business and greater financial resources. Some sell insurance directly to policyholders rather than through independent agents.

	In 1995, several insurers within the Massachusetts Insurance Industry continued pursuing group marketing programs as a means of shifting market share. Arising from this pursuit, additional programs such as safe driver deviations and the elimination of finance fees have followed. Both group automobile discounts and SDIP deviations can be combined for up to a 19% reduction from the state mandated rates. The Company has actively pursued each of these endeavors in 1995 and will continue to do so in 1996.

	Because the Company's insurance products are marketed exclusively through independent agencies--most of whom represent more than one company--the Company faces competition within each agency. The Company competes for business from independent agencies by paying them significant compensation in the form of profit sharing payments which are based in part on the underwriting profits of the agency business written with the Company, providing a consistent market, promptly servicing policyholder claims and providing agency support services. Although the Company believes, based upon regular surveys of its agencies, its relationships with its independent agencies are excellent, any disruption in these relationships could adversely affect the Company's business.

	The Company believes the Massachusetts regulatory environment, which fixes maximum personal automobile insurance rates, apportions losses incurred by C.A.R. and establishes minimum agency commissions, has discouraged certain companies with more diverse geographic markets and interests from establishing a presence or expanding their market share in Massachusetts.

L. Other Matters

Human Resources

	As of January, 1996, the Company and its subsidiaries employed 1,202 people. The Company is not a party to any collective bargaining agreements and believes its relationship with employees to be good.

	The Company offers benefits, compensation and employee relations programs to assure a productive and positive working environment. The Company monitors job grades and salary scales of peer companies to assure that its compensation levels and benefits are competitive both within the property and casualty industry and geographically within Central Massachusetts. The Company has been recognized for its progressive programs designed to meet the needs of a modern-day workforce. On-site child care has been offered to employees since 1986. Commerce was one of the first businesses in the region to offer this benefit. The child care center was expanded in the past year, and currently serves over 97 children of our employees.

	The Company maintains an Employee Stock Ownership Plan
("E.S.O.P."), for the benefit of all employees and former employees still participating in the E.S.O.P. There were a total of 1,406 participants at December 31, 1995.

ITEM 2. PROPERTIES

	The Company conducts its operations from approximately 277,000 square feet of space in several buildings which it owns in Webster, Massachusetts, which is located approximately 50 miles west of Boston. The Company's principal administrative offices in Webster consist of recently rehabilitated and newly constructed buildings.
Its data processing and claims departments are housed in newly constructed buildings on a separate nine acre site. The Company's new acquisition, Western Pioneer, currently leases approximately 15,000 square feet of office space in Pleasanton, California.
Western Pioneer expects to lease up to an additional 5,000 square feet in 1996. For additional information concerning property, see Note D to the Company's 1995 Consolidated Financial Statements, which is incorporated herein by reference from page AR-27 of the Company's 1995 Annual Report.

ITEM 3. LEGAL PROCEEDINGS

	As is common with property and casualty insurance companies, the Company is a defendant in various legal actions arising from the normal course of its business, including claims based on Chapter 176D and Chapter 93A. See "Business - Settlement of Claims". These proceedings are considered to be ordinary and incidental to operations or without foundation in fact. Management is of the opinion that these actions will not have a material adverse effect on the consolidated financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

	There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

	The Company's executive officers are as follows:

		Name				Age			Position with
Company

	Arthur J. Remillard, Jr.	 65		Chief Executive
Officer, Director

	Gerald Fels				 53		Executive Vice
President,
								Chief Financial
Officer, Director

	Arthur J. Remillard, III	 40		Senior Vice President--
Policyholder
	Benefits, Assistant Clerk, Director

	Regan P. Remillard		 32		Senior Vice President--
General Counsel,
								Director

	David H. Cochrane			 42		Senior Vice President--
Underwriting 									of
Commerce and Citation

	Mary M. Fontaine			 39		Senior Vice President--
Human Resources

	Robert E. Longo			 61		Senior Vice President--
Marketing of
	Commerce and Citation

	Joyce B. Virostek			 53		Senior Vice President--
Management
	Information Systems of Commerce and
					Citation
	Arthur J. Remillard, Jr. has been the Chief Executive Officer of the Company since 1972 and has been in the insurance business for more than 30 years.  Mr. Remillard, Jr. is also Chairman of the Governing
Committee, Chairman of the Actuarial Committee, and is a member of the
Personnel and Servicing Carrier Committees of the C.A.R.

	Gerald Fels, a certified public accountant, was elected Executive Vice President of the Company in 1989. From 1981 to 1989, Mr. Fels had been Senior Vice President of the Company. Mr. Fels was the Treasurer of the Company from 1975 to 1994. Mr. Fels has also been Chief
Financial Officer since 1975.  Mr. Fels also serves on the C.A.R. Audit
Committee.

	Arthur J. Remillard, III was elected Senior Vice President-- Policyholder Benefits in 1988. From 1981 to 1988, Mr. Remillard, III had been Vice President--Mortgage Operations. In addition, Mr. Remillard, III has also served on the Board of Governors of the Insurance Fraud Bureau of the Automobile Insurers Bureau of Massachusetts ("A.I.B.") since January, 1991, the C.A.R. Claims Advisory Committee since June 1990 and the A.I.B. Claims Committee since April 1991.

	Regan P. Remillard was elected Senior Vice President--General Counsel in 1995. From 1994-1995, Mr. Remillard was a practicing attorney at Hutchins, Wheeler & Dittmar, a Massachusetts law firm specializing in corporate law and litigation. From 1989-1993, Mr. Remillard was Government Affairs Monitor of the Company. Mr. Remillard is a member of the Massachusetts Bar. Effective March 6, 1996, Mr. Remillard was elected President of Western Pioneer Insurance Company.

	David H. Cochrane has been the Senior Vice President-- Underwriting of Commerce and Citation since 1988. For approximately four years prior to that, Mr. Cochrane was the Vice President of Financial Services of C.A.R. Mr. Cochrane has also served on the C.A.R. Market Review Committee since 1988.

	Mary M. Fontaine has been the Senior Vice President--Human Resources of the Company since 1988. From 1982 to 1988, Ms. Fontaine was Assistant Vice President--Human Resources of Commerce and Citation.

	Robert E. Longo has been the Senior Vice President--Marketing of Commerce and Citation since 1988. From 1985 to 1988, Mr. Longo served as Marketing Manager of Commerce and Citation.

	Joyce B. Virostek has been the Senior Vice President--Management Information Systems of Commerce and Citation since 1988. From 1981 to 1988, Ms. Virostek had been Vice President of Commerce and Citation in charge of data processing.

	The executive officers are elected to hold office until their successors are elected and qualify.

	The only family relationship among the executive officers is that Arthur J. Remillard, III and Regan P. Remillard are the sons of Arthur
J. Remillard, Jr.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

	Beginning March 31, 1995, the Company's common stock began
trading on the New York Stock Exchange, under the symbol "CGI".
Previously, the Company's common stock had been traded on the NASDAQ
National Market under the symbol "COMG".
	The high, low and close prices for shares of the Company's common stock for 1995 and 1994 were as follows:
							   1995	     			   1994
						High     Low      Close		High      Low     Close

	First Quarter............	$17     $14-3/4 $16-3/4		$22-3/4  $13-1/4 $13-1/4
	Second Quarter...........	 17-7/8  16-1/4  17-7/8		 17       13-1/4  17
	Third Quarter............	 19-7/8  16-3/4  19-5/8		 18-1/4   15-3/4  16-1/2
	Fourth Quarter...........	 21-7/8  19-1/2  20-5/8		 17-1/4   14-1/2  16-
11/16

	As of March 1, 1996, there were 1,414 stockholders of record of the Company's common stock, not including stock held in "Street Name" or held in accounts for participants of the Company's E.S.O.P.

	For each of the last three quarters of 1994 and the first quarter of 1995, the Board of Directors of the Company voted to declare a dividend of $.05 per share. The dividend declared on May 20, 1994, was the first stockholder cash dividend in the Company's history. On May
19, 1995, the Board of Directors of the Company, voted to increase the quarterly stockholder dividends by 20% to $.06 per share, and announced the approval of a stock buyback program of up to three million shares.
As of December 31, 1995, the Company purchased 1,263,433 shares of Treasury Stock under this program.

	The Company's cash flow consists primarily of dividends received from CHI, which receives dividends from Commerce and Citation. The payment of any cash dividends to holders of common stock by the Company therefore depends on the receipt of dividend payments from CHI. To the extent Commerce and Citation are restricted from paying dividends to CHI, CHI will be limited in its ability to pay dividends to the Company. The payment of dividends by Commerce and Citation is subject to limitations imposed by Massachusetts law, as discussed under the caption "Payment of Dividends" in Item 1J of this report.

ITEM 6. SELECTED FINANCIAL DATA

	The five-year financial information under the caption "Selected Consolidated Financial Data" on page AR-37 of the Company's 1995 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
 RESULTS OF OPERATIONS

	The information on pages AR-4 through AR-13 of the Company's 1995 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The Company's Consolidated Financial Statements for the years ended December 31, 1995, 1994 and 1993 and the report of its independent accountants on pages AR-15 through AR-36 of the Company's 1995 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT
ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURE

	None.
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The information called for by this Item and not provided in Item 4A will be contained in the Company's Proxy Statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1995 and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

	The information called for by this Item will be contained in the Company's Proxy Statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1995 and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

	The information called for by this Item will be contained in the Company's Proxy Statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1995 and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The information called for by this Item will be contained in the Company's Proxy Statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1995 and such information is incorporated herein by reference.
PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

	A. (1) The following financial statements have been incorporated herein by reference from the pages indicated below of the Company's
1995 Annual Report:

	Page

Report of Independent Accountants............................................
	AR-15
Consolidated Balance Sheets as of December 31, 1995 and 1994.................
	AR-16
Consolidated Statements of Earnings for the years ended December 31, 1995,
 1994 and 1993...............................................................
	AR-17
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1995, 1994 and 1993............................................
	AR-18
Consolidated Statements of Cash Flows for the years ended December 31, 1995,
 1994 and 1993...............................................................
	AR-19
Notes to Consolidated Financial Statements...................................
	AR-20

	   (2) The financial statement schedules are listed in the Index to Consolidated Financial Statement Schedules.

	   (3) The exhibits are listed in the Index to Exhibits.

	B. No Reports on Form 8-K were filed during the quarter ended
December 31, 1995.
29



SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 1996
							THE COMMERCE GROUP,
INC.

							By
								 ARTHUR J. REMILLARD,
JR.
								 (Arthur J. Remillard,
Jr.)
						(President, Chief Executive Officer
and Director)

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Signature							Title

	 ARTHUR J. REMILLARD, JR.			President, Chief
Executive Officer and 		(Arthur J. Remillard, Jr.)
	Director


		 GERALD FELS				Executive Vice
President, Chief Financial
		(Gerald Fels)				Officer and Director


	 ARTHUR J. REMILLARD, III			Senior Vice
President--Policyholder 		(Arthur J. Remillard, III)
		Benefits, Assistant Clerk and Director


	     REGAN P. REMILLARD
	    (Regan P. Remillard)			Senior Vice
President, General Counsel and
		Director


	    JOHN W. SPILLANE				Clerk and Director
	   (John W. Spillane)


	   RANDALL V. BECKER				Treasurer and Chief
Accounting Officer
	  (Randall V. Becker)


	    HERMAN F. BECKER
	   (Herman F. Becker)				Director


	  JOSEPH A. BORSKI, JR.				Director
	 (Joseph A. Borski, Jr.)


								Director
	    (Eric G. Butler)


	     HENRY J. CAMOSSE
	    (Henry J. Camosse)				Director


	     DAVID R. GRENON				Director
	    (David R. Grenon)


	    ROBERT W. HARRIS				Director
	   (Robert W. Harris)


	    ROBERT S. HOWLAND				Director
	   (Robert W. Howland)


	     JOHN J. KUNKEL				Director
	    (John J. Kunkel)


	   RAYMOND J. LAURING				Director
	  (Raymond J. Lauring)



	    (Roger E. Lavoie)				Director


	    NORMAND R. MAROIS				Director
	   (Normand R. Marois)



	    (Suryakant M. Patel)			Director


	    ANTRANIG A. SAHAGIAN			Director
	   (Antranig A. Sahagian)


		GURBACHAN SINGH				Director
	     (Gurbachan Singh)


















THE COMMERCE GROUP, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULES*

															Page

		Reports of Independent Accountants on Financial Statement Schedules.....	33

Schedules

    I		Condensed Financial Information of the Registrant as of and for
the
		 years ended December 31, 1995, 1994 and
1993...........................	34

  III		Supplementary Insurance Information for the years ended
		 December 31, 1995, 1994 and
1993.......................................	39

   IV		Reinsurance for the years ended December 31, 1995, 1994 and
1993........	40

    V		Valuation and Qualifying Accounts for the years ended
		 December 31, 1995, 1994 and
1993.......................................	41

    X		Supplemental Information Concerning Property-Casualty Insurance
		 Operations for the years ended December 31, 1995, 1994 and
1993........	42




* Financial statement schedules other than those listed are omitted because they are not required, not applicable or the required information has been included elsewhere.


























REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders of The Commerce Group, Inc.

	Our report on the consolidated financial statements of The Commerce Group, Inc. and Subsidiaries as of
December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, has been incorporated by reference in this Form 10-K from page AR-
15 of the 1995 Annual Report to Stockholders of The
Commerce Group, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, listed in the index on page 32 of this Form 10-K.

	In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
January 25, 1996

























THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE I

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

BALANCE SHEETS
December 31,
(Thousands of Dollars)

										  1995
	  1994	  1993
ASSETS

Investments:
  Common stocks, at market...............................	$    -
	$    -  	$ 18,400
  Investment in Commerce Holdings, Inc...................	 513,966
	 379,259	 351,625
  Investment in Bay Finance Company, Inc.................	  30,932
	  29,283	  18,729
  Investment in the Clark-Prout Insurance Agency, Inc....	   1,156
	     824	     488
      Total investments..................................	 546,054
	 409,366	 389,242

Cash and cash equivalents................................	       6
	     142	     139
Property and equipment, net of accumulated depreciation..	   1,465
	   1,450	   5,718
Receivable from affiliates...............................	   5,746
	   5,385	     -
Current income taxes.....................................	   1,459
	      20	   1,105
Other assets.............................................	     832
	   1,530	     419
      Total assets.......................................	$555,562
	$417,893	$396,623

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses..................	$  5,096
	$  3,804	$  5,418
  Payable to affiliates..................................	     -
	     -  	   4,167
  Deferred income taxes..................................	     752
	     500	   1,190
  Other liabilities......................................	     -
-  	   2,500
      Total liabilities..................................	   5,848
	   4,304	  13,275

Stockholders' equity:
  Capital stock:
    Preferred stock......................................	     -
	     -  	     -
    Common stock.........................................	  19,000
	  19,000	  19,000
  Paid-in capital........................................	  29,621
	  29,621	  29,621
  Retained earnings......................................	 525,452
	 364,968	 334,727
										 574,073
	 413,589	 383,348
  Treasury stock, 1,263,433, 0 and 0 shares in 1995, 1994
    and 1993, respectively...............................	 (24,359)
	     -   	     -


      Total stockholders' equity.........................	 549,714
	 413,589	 383,348

      Total liabilities and stockholders' equity.........	$555,562
	$417,893	$396,623

The accompanying notes are an integral part of these condensed financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE I

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

STATEMENTS OF EARNINGS
Years ended December 31,
(Thousands of Dollars)

										 1995
	 1994		 1993

Revenues
  Dividends received from subsidiaries...................	$ 34,650
	$ 23,625	$15,750
  Rent income............................................	     287
	   1,674	  1,967
  Investment income......................................	      11
	       5	    138
  Realized investment gains..............................	     -
	   2,073	  1,288
     Total revenues......................................	  34,948
	  27,377	 19,143

Expenses
  Depreciation...........................................	     157
	     854	    992
  Administrative expenses................................	   3,571
	   3,115	  4,299
     Total expenses......................................	   3,728
	   3,969	  5,291

Earnings before income tax benefits and equity in
 net earnings of subsidiaries over amounts distributed...	  31,220
	  23,408	 13,852
Income tax benefits......................................	  (1,211)
	    (106)	   (666)

Earnings before equity in net earnings of subsidiaries
 over amounts distributed................................	  32,431
	  23,514	 14,518

Equity in net earnings of subsidiaries over amounts
 distributed.............................................	  77,770
	  99,069	 60,798
     Net earnings........................................	$110,201
	$122,583	$75,316


















The accompanying notes are an integral part of these condensed financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE I

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

STATEMENTS OF CASH FLOWS
Years ended December 31,
(Thousands of Dollars)

										  1995
	  1994	  1993

Cash flows from operating activities:
  Net earnings.............................................	$110,201
	$122,583	 $75,316
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Dividends received from consolidated subsidiaries......	  34,650
	  23,625	  15,750
    Equity in earnings of consolidated subsidiaries........	(112,420)
	(122,694)	 (76,548)
    Depreciation and amortization..........................	     (28)
	  (2,982)	     934
    Other liabilities and accrued expenses.................	   1,990
	  (3,152)	    (808)
    Balances with affiliates...............................	    (361)
	  (9,552)	  13,609
    Income taxes (benefits)................................	  (1,187)
395 	    (462)
    Other--net.............................................	     -
	  (3,170)	  (1,621)
      Net cash provided by operating activities............	  32,845
	   5,053	  26,170

Cash flows from investing activities:
  Purchase of common stocks................................	     -
	     -   	  (8,001)
  Proceeds from sale of common stock.......................      -
	  18,400	     -
  Purchase of property and equipment for company use.......	    (285)
	    (841)	    (532)
  Proceeds from sale of property and equipment.............	     298
	   8,091 	     -
      Net cash provided by (used in) investing activities..	      13
	  25,650	  (8,533)

Cash flows from financing activities:
  Capital contribution to subsidiaries.....................	     -
	 (25,000)	 (17,500)
  Dividends paid to stockholders...........................	  (8,635)
	  (5,700)	     -
  Purchase of treasury stock...............................	 (24,359)
	    -  	     -
      Net cash used in financing activities................	 (32,994)
	 (30,700)	 (17,500)

Increase (decrease) in cash and cash equivalents...........	    (136)
	       3	     137
Cash and cash equivalents at beginning of year.............	     142
	     139	       2
Cash and cash equivalents at end of year...................	$      6
	 $   142	 $   139











The accompanying notes are an integral part of these condensed financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE I

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

NOTE TO CONDENSED FINANCIAL STATEMENTS
(Thousands of Dollars)

	The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto in the Annual Report.

NOTE A--Dividends

	The amounts of cash dividends paid to The Commerce Group, Inc. (Parent only) were as follows:

										 1995
	 1994		 1993

	Consolidated insurance subsidiaries.................	$34,650
	$23,625	$15,750

	See Note K to the Consolidated Financial Statements in the Annual Report for a description of dividend restrictions applicable to the Company's subsidiaries.

NOTE B--Federal Income Tax Allocation

	As a member of a consolidated group for tax purposes, the Company and its subsidiaries (said parties constituting an "Affiliated Group" as defined in and for purposes of the Internal Revenue Code) are jointly and severally liable for federal income taxes of the Affiliated Group and have entered into an agreement establishing an allocation of tax liability and for compensation of the respective members of the Affiliated Group for use of their tax losses and credits.

	The method of allocation, as approved by the Board of Directors, calls for current taxes to be allocated among all affiliated companies based on a written tax-sharing agreement. Under this agreement, allocation is made primarily on a separate return basis with current payment for losses and other tax items utilized in the consolidated return. However, to the extent that a payor member of the group has future net operating losses which it cannot absorb in the year incurred, other members within the group will refund payments to the payor.

NOTE C--Capital Contributions to Subsidiaries

	During 1994, the Company made a capital contribution to Bay Finance in the amount of $10,000,000. As part of this capital contribution, $4,100,000 of furniture and equipment, net of accumulated depreciation, was transferred by the Company to Bay
Finance.

	Also during 1994, the Company made a capital contribution to Citation in the amount of $15,000,000.


NOTE D--Consolidated Financial Statements
	In preparing the consolidated financial statements of the Company and its subsidiaries, the following amounts have been eliminated:

								At December 31,
Balance Sheet				    1995		1994
1993

Investment in subsidiaries.........	 $546,054      $409,366
$370,842
Receivable from affiliates.........	    5,746         5,385
-
Payable to affiliates..............	      -             -
4,167


								At December 31,
Statement of Earnings			    1995		1994
1993

Dividends from subsidiaries........	 $ 34,650      $ 23,625     $
15,750
Rent income........................	      287         1,674
1,967






































3




THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION
Years Ended December 31, 1995, 1994 and 1993
(Thousands of Dollars)


							      Future
							      Policy
	      Other				 Benefits,
Amortization
						 Deferred    Benefits,
	      Policy				  Claims,    of
Deferred
						  Policy    Claims and
	    Claims and		      Net	Losses and     Policy
Other       Net
						Acquisition    Loss
Unearned   Benefits   Premium  Investment  Settlement   Acquisition
Operating  Premiums
		Segment				   Costs     Expenses
Premiums    Payable   Revenue   Income(1)   Expenses       Costs
Expenses   Written

1995
  Property and casualty insurance...........	  $61,546    $618,791
$330,454    None	$592,590    $64,335     $367,552    $166,741
NONE     $603,421
  Real estate and commercial lending........	      -           -
-  		     -        6,967          -           -
-
  Corporate and other.......................	      -           -
-  		     -           11          -
-
	Total...............................	  $61,546    $618,791
$330,454		$592,590    $71,313     $367,552    $166,741
$603,421

1994
  Property and casualty insurance...........	  $56,769    $592,373
$314,719    None	$572,053    $54,682     $369,660    $157,415
NONE     $589,197
  Real estate and commercial lending........	      -           -
-  		     -        4,228          -           -
-
  Corporate and other.......................	      -           -
-  		     -        3,991          -           -
-
	Total...............................	  $56,769    $592,373
$314,719		$572,053    $62,901     $369,660    $157,415
$589,197


1993
  Property and casualty insurance...........	  $50,093    $567,797
$283,526    None	$548,560    $44,657     $373,959    $150,195
NONE     $563,416
  Real estate and commercial lending........	      -           -
-                   -        5,317          -           -
-
  Corporate and other.......................	      -           -
	-  		     -        3,094          -
-
	Total...............................	  $50,093    $567,797
$283,526		$548,560    $53,068     $373,959    $150,195
$563,416




(1) The allocation of net investment income is based upon the specific identification of activity within the various segments.










THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV

REINSURANCE
Years Ended December 31, 1995, 1994 and 1993
(Thousands of Dollars)

										 Assumed
			Percentage
								Ceded to	  From
			of Amount
						 Gross		  Other	  Other
	  Net		 Assumed
	Insurance Premiums Earned		 Amount	Companies	Companies
	 Amount	 to Net

1995
  Property and casualty insurance..	$622,455	$120,720	$90,855
	$592,590	  15.3%

1994
  Property and casualty insurance..	$609,767	$115,863	$78,149
	$572,053	  13.7%

1993
  Property and casualty insurance..	$576,149	$100,190	$72,601
	$548,560	  13.2%


































THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1995, 1994 and 1993
(Thousands of Dollars)

									   Net
									 Addition
									(Reduction)
							 Balance	charged to
		   Balance
							beginning	costs and
		   at end
							 of year 	 expenses
Deductions(1)  of year


1995
  Allowance for losses on mortgage loans
   and collateral notes receivable........  $3,324	  $ (151)	  $
-   	   $3,173

  Allowance for doubtful premium
   receivables............................  $1,120	  $  136	  $
(153)	   $1,103

1994
  Allowance for losses on mortgage loans
   and collateral notes receivable........  $3,644	  $ (277)	  $
(43)	   $3,324

  Allowance for doubtful premium
   receivables............................  $1,100	  $  638	  $
(618)	   $1,120

1993
  Allowance for losses on mortgage loans
   and collateral notes receivable........  $3,362	  $2,820
$(2,538)	   $3,644

  Allowance for doubtful premium
   receivables............................  $1,100	  $1,318
$(1,318)	   $1,100


(1) Deductions represent net write-offs of amounts determined to be uncollectible.













THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE X

SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
Years Ended December 31, 1995, 1994 and 1993
(Thousands of Dollars)



								 Claims and Claim
	 Paid
								Adjustment Expenses
	 Claims
		Affiliation					Incurred Related to
	and Claim
		   with					 Current	 Prior
	Adjustment
		Registrant 					  Year  	 Years
	 Expenses


1995
  Consolidated property-casualty entities......	$442,027   $(74,475)
$329,210

1994
  Consolidated property-casualty entities......	$435,713   $(66,053)
$336,942

1993
  Consolidated property-casualty entities......	$412,369   $(38,410)
$274,607
























THE COMMERCE GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS(A)

Exhibit
Number 						Title


  3.1		Articles of Organization, as amended(B)

  3.2		By-Laws(B)

  4		Stock Certificate(B)

 10.1		Loan Agreement, Mortgage and Assignment and Trust
Agreement dated February 20,
		1981 between Town of Webster, The Commerce Insurance
Company and Mechanics Bank,
		as Trustee(B)

 10.2		First Supplemental Loan Agreement, Mortgage, Assignment
and Trust Agreement
		dated as of August 1, 1984 between Town of Webster, The
Commerce Insurance
		Company and Mechanics Bank as Trustee(B)

 10.3		Second Supplemental Loan Agreement, Mortgage, Assignment
and Trust Agreement
		dated as of October 1, 1985 between Town of Webster, The
Commerce Insurance
		Company and Mechanics Bank as Trustee(B)

 10.4		Loan Agreement dated December 4, 1985 among Bay Finance
Company, Inc., The
		Commerce Group, Inc. and The First National Bank of
Boston, as modified by
		Modification No. 1 dated December 18, 1986(B)

 10.4A	Loan Agreement dated December 4, 1985 among Bay Finance
Company, Inc., The
		Commerce Group, Inc. and The First National Bank of
Boston, as modified by
		Modification No. 2 dated March 18, 1988(C)

 10.5		Loan Agreement dated December 18, 1986 between The
Commerce Group, Inc. and
		The First National Bank of Boston(B)

 10.6*	Form of Stock-Appreciation Right Agreement(B)

 10.7*	1995 Stock-Appreciation Right and Book Value Award
Agreement.

 10.8*	1994 Management Incentive Plan(F)

 10.9		Property Combination Reinsurance Agreement(F)

 10.10	Owner-Contractor Agreement dated April 20, 1988 between
The Commerce Group,
		Inc. and Lauring Construction Co., Inc.(D)

 10.11	Asset Transfer Agreement between Commerce Insurance and
Providence Washington
		Insurance Company dated December 23, 1991.(E)

 10.12	Asset and Liability Transfer Agreement between Commerce
Insurance and
		American Hardware Mutual Insurance Company and American
Merchants Casualty
		Company dated November 8, 1991.(E)

 10.13	Asset Transfer Agreement between Commerce Insurance and
The Continental
		Insurance Company dated October 24, 1991.(E)
43

 10.14	Asset Transfer Agreement between Commerce Insurance and
Home Insurance
		Company dated October 3, 1991.(E)

 10.15	Asset and Liability Transfer Agreement between Commerce
Insurance and New
		Hampshire Insurance Company dated August 12, 1991.(E)

 10.16	Asset Transfer Agreement between Commerce Insurance,
Utica Mutual Insurance
		Company and Graphic Arts Mutual Insurance Company dated
June 24, 1991.(E)

 13.1		Annual Report for the year ended December 31, 1995 to
Security Holders.

 22.1		Subsidiaries of the Registrant filed herewith.

 24.1		Power of Attorney(B)

 28.1		Information from Reports Furnished to State Insurance
Regulatory
		Authorities--1995 Consolidated Schedule P of Annual
Statement provided to state
		regulatory authorities filed herewith.  During 1989, the
use of Schedule O was
		discontinued by State Insurance Regulatory Authorities
and all information which 		was previously contained in this
schedule has now been combined into Schedule P.



(A) Exhibits other than those listed are omitted because they are not required or are not applicable. Copies of exhibits are available without charge by writing to the Assistant to the President at 211 Main Street, Webster, MA 01570.

(B) Incorporated herein by reference to the exhibit with the same exhibit number, filed as an exhibit to the Registrant's Registration Statement on Form S-18 (No. 33-12533-B).

(C) Incorporated herein by reference to the exhibit with the same exhibit number, filed as an exhibit to the Registrant's Registration Statement on Form 8-
A.

(D) Incorporated herein by reference to the exhibit with the same exhibit number, filed as an exhibit to the Registrant's Form 10-K for the year ended
December 31, 1988.

(E) Incorporated herein by reference to the exhibit with the same exhibit number, filed as an exhibit to the Registrant's Form 10-K for the year ended
December 31, 1993.

(F) Incorporated herein by reference to the exhibit with the same exhibit number, filed as an exhibit to the Registrant's Form 10-K for the year ended
December 31, 1994.


* Denotes management contract or compensation plan or arrangement.















					EXHIBIT 10.7

THE COMMERCE GROUP, INC.

1995 STOCK APPRECIATION RIGHT AND
BOOK VALUE AWARD AGREEMENT


	THIS AGREEMENT (the "Agreement") is entered into as of this 19th day of
June, 1995 by and between The Commerce Group, Inc., a
Massachusetts corporation with its principal place of business in Webster, Massachusetts (the "Company"), and
(the "Officer").

Witnesseth:

	WHEREAS, the Board of Directors of the Company has adopted the 1994 Management Incentive Plan (the "Plan") on May 20, 1994, which authorizes the Compensation
Committee of the Board of Directors (Committee) to grant various Awards, including Stock Appreciation Rights and
Book Value Awards, to officers of the Company and its subsidiaries;

	WHEREAS, the stockholders of the Company have approved the Plan; and

	WHEREAS, the Committee has approved the grant of Stock Appreciation Rights and Book Value Awards to the
Officer, subject to the terms and conditions set forth in this Agreement;

	NOW, THEREFORE, it is agreed as follows:

	1.	Definitions.  Capitalized terms used herein and
not otherwise defined shall have the meaning given to them in the Plan.

	2.	Cash-Only Stock Appreciation Rights

		2.1	Grant.  The Company hereby grants to the
Officer Stock Appreciation Rights (the "Stock Rights"), which represent a fixed number of Stock Units for which the Officer shall be entitled to receive only a cash payment upon the Settlement Date (as hereinafter defined), subject to the terms and conditions set forth in this Agreement.

		2.2	Base Price.  The base price for each Stock
Right shall be $20.50 (the "SAR Base Price").


		2.3	Settlement Date.  Except as provided in
Section 6 hereof, any cash payment to which the Officer may be entitled hereunder with respect to the Officer's
Stock Rights shall be paid by April 30, 1998 (the
"Settlement Date").

		2.4	Cash Settlement.  Provided the Officer has
satisfied the condition set forth in Section 4 hereof, no later than the Settlement Date the Company shall pay to the Officer, in cash, an amount equal to the excess, if any, of the Average Market Price (as hereinafter defined), plus (a) the amount of all cash dividends which the Officer would have been entitled to receive had the Officer owned shares of Common Stock equal to the number of Stock Rights granted hereunder and held such shares throughout the period beginning March 31, 1995 and ending
March 31, 1998 (the "SAR Measurement Date") and (b) the fair market value of all distributions of property made by the Company to holders of Common Stock (other than shares of Common Stock issuable by way of a stock split, stock dividend, combination of shares, recapitalization or the like) which the Officer would have been entitled to receive had the Officer owned shares of Common Stock equal to the number of Stock Rights granted hereunder and held such shares throughout the period beginning March
31, 1995 and ending on the SAR Measurement Date over the SAR Base Price. For purposes of this Section 2.4, the term "Average Market Price" means the three-month average, for the three months ending on the SAR
Measurement Date, of the daily average of the high and low per share sale prices for Common Stock on the New
York Stock Exchange as reported in the Wall Street
Journal.

	3.	Cash-Only Book Value Awards.

		3.1	Grants.  The Company hereby grants to the
Officer Book Value Awards (the "Book Value Awards)", which represent a fixed number of Stock Units for which the Officer shall be entitled to receive only a cash payment upon the Settlement Date, subject to the terms and conditions set forth in this Agreement.

		3.2	Base Price.  The base price for each Book
Value Award shall be $14.88 (the "BVA Base Price").

		3.3	Settlement Date.  Except as provided in
Section 6 hereof, any cash payment to which the Officer may be entitled hereunder with respect to the Officer's
Book Value Awards shall be paid by the Settlement Date.

		3.4	Cash Settlement.  Provided the Officer has
satisfied the condition set forth in Section 4 hereof, no
later than the Settlement Date the Company shall pay to
the Officer, in cash, an amount equal to the excess, if
any, of the Book Value per share of Common Stock as of
December 31, 1997 (the "BVA Measurement Date"), plus (a)
the amount of all cash dividends which the Officer would
have been entitled to receive had the
46



Officer owned shares of Common Stock equal to the number of Book Value Awards granted hereunder and held such shares throughout the period beginning January 1, 1995 and ending on the BVA Measurement

Date and (b) the fair market value of all distributions of property made by the Company to holders of Common
Stock (other than shares of Common Stock issuable by way of a stock split, stock dividend, combination of shares, recapitalization or the like) which the Officer would have been entitled to receive had the Officer owned shares of Common Stock equal to the number of Book Value Awards granted hereunder and held such shares throughout the period beginning January 1, 1995 and ending on the BVA Measurement Date over the BVA Base Price.
		For purposes hereof, "Book Value" shall be the book value of a share of the Company's Common Stock on December 31, 1997. The "Book Value" shall be determined in accordance with generally accepted accounting principles consistently applied. In the event of any dispute as to "Book Value", the matter shall be referred to the Company's independent public accountants whose determination shall be final and binding.

	4.	Condition to Cash Settlement.  It shall be a
condition to any payment to be made hereunder that throughout the period beginning on the date hereof and ending on the Settlement Date the Officer shall have been in the continuous employ of the Company or any of its subsidiaries as an officer. The officer shall be deemed to have been in the continuous employ of the Company or any of its subsidiaries as an officer in the event of death or an approved leave of absence for sickness and/or disability or for any other purpose approved by the Board of Directors of the Company.

	5.	Adjustment for Stock Dividends, Stock Splits,
Etc. The SAR Base Price and BVA Base Price shall be appropriately adjusted in the event of any stock dividend, stock split, combination of shares, recapitalization or the like effective as to shares of the Common Stock after the date hereof and prior to the SAR Measurement Date or the BVA Measurement Date, as applicable.

	6.	Sale of the Company.  In the event the Company
shall sell all or substantially all of its assets or consolidate or merge with or into any other entity (other than a merger or consolidation which results in the persons who hold a majority of the outstanding shares of Common Stock immediately prior to such merger or consolidation holding, immediately after such merger or consolidation, a majority of the outstanding shares of common stock of the entity resulting from such merger or consolidation) or in the event the holders of a majority of the outstanding shares of Common Stock shall sell, in a single or related series of transactions, a majority of the outstanding shares of Common Stock to a person or entity, or related persons or entities (any such event being hereinafter referred to as a "Sale"), for all purposes hereunder the term "Settlement Date" shall mean the date the Sale becomes effective and the terms
"Average Market Price" and "Book Value" shall mean the purchase price per share received by holders of shares of Common Stock pursuant to the Sale.

	7.	No Rights of a Stockholder.  Nothing herein
shall entitle the Officer to any voting or other rights of an actual owner of shares of Common Stock.

	8.	No Right to Continued Employment.  The Officer
shall have no right to continued employment by the Company or any of its subsidiaries by virtue of this Agreement, and nothing contained herein shall be construed to limit the Company's right at any time to terminate the Officer's employment, with or without cause, subject only to those obligations the Company may have for unpaid salary and/or expenses, in accordance with provisions of law.

	9.	Non-Transferability.  The Awards and any right
to receive payment hereunder shall not be transferable;
provided, however, that in the event of the Officer's death, the Officer's beneficiary shall be entitled to receive any payment due hereunder.

	IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be duly executed in its name and on its behalf, all as of the date first above written.



				THE COMMERCE GROUP, INC.
CORPORATE							) The
SEAL								) Company
				By:
)
				    Arthur J. Remillard, Jr.
				    Its President

								) The
								) Officer




















EXHIBIT 13.1





1995
annual
report
















The
CGI

The Commerce Group, Inc.
211 Main Street, Webster, Massachusetts 01570
49



INDEX TO 1995 ANNUAL REPORT


		   Page

Financial
Highlights............................................
AR-1

Letter to
Stockholders..........................................
AR-2

Management's Discussion and Analysis of Financial
Condition
 and Results of
Operations......................................	   AR-4

Common Stock Price and Dividend
Information.....................	   AR-13

Report of
Management............................................
AR-14

Report of Independent
Accountants...............................	   AR-15

Consolidated Balance Sheets at December 31, 1995 and
1994.......	   AR-16

Consolidated Statements of Earnings for the Years Ended
 December 31, 1995, 1994 and
1993...............................	   AR-17

Consolidated Statements of Stockholders' Equity for the
Years
 Ended December 31, 1995, 1994 and
1993.........................	   AR-18

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1995, 1994 and
1993...............................	   AR-19

Notes to Consolidated Financial
Statements......................	   AR-20

Selected Consolidated Financial
Data............................	   AR-37

Management's Discussion of Supplemental Information on
 Insurance
Operations...........................................
AR-38

Directors................................................
 .......	   AR-43

Officers.................................................
 .......	   AR-45

Stockholder
Information.........................................
AR-46















FINANCIAL HIGHLIGHTS
(Dollars in Thousands, Except Per Share Amounts)


								    1995
	1994		    1993



Net premiums written...........................	 $  603,421	   $
589,197	 $  563,416

Earned premiums................................	 $  592,590	   $
572,053	 $  548,560
Net investment income..........................	     71,313
62,901	     53,068
Premium finance fees...........................	     19,420
18,497	     16,666
Net realized investment gains..................	        712
45,612	      7,506
	Total revenues...........................	 $  684,035	   $
699,063	 $  625,800

Earnings before income taxes...................	 $  149,742	   $
171,988	 $  101,646
Income taxes...................................	     39,541
49,405	     26,330
	Net earnings.............................	 $  110,201	   $
122,583	 $   75,316

Net earnings per common share..................	 $     2.93	   $
3.23	 $     1.98
Weighted average number of common shares
  outstanding..................................	 37,632,236
38,000,000      38,000,000

Total investments..............................	 $1,042,813    $
899,046	 $  859,717
Total assets...................................	  1,554,744
1,377,380	  1,290,013
Total liabilities..............................	  1,005,030
963,791	    906,665
Total stockholders' equity.....................	    549,714
413,589	    383,348
Total stockholders' equity per share...........	      14.96
10.88	      10.09

Certain Statutory Financial Ratios (Unaudited):
  Loss ratio...................................	       62.0%
64.6%	       68.0%
  Underwriting expense ratio...................	       29.0
27.1	       25.7
	Combined ratio...........................	       91.0%
91.7%	       93.7%

  Net premiums written to policyholders'
    surplus....................................	      137.1%
168.5%	      197.9%





















THE COMMERCE GROUP, INC.



	   March 25, 1996

To Our Stockholders:

	In 1995, your Company experienced satisfactory financial results for the 20th consecutive year. From the very first day the funding of The Commerce Insurance Company was accomplished (April 3,
1972), through December 31, 1995, we have achieved underwriting profit of $187.12 million on total written premium of $4.52 billion. This underwriting profit represents 4.1% of total written premium.

	Your Company's common stock became listed on the New York Stock Exchange ("NYSE") on March 31, 1995 under the symbol "CGI". The
Company expects that listing on the NYSE will provide broader exposure and visibility in the financial community as it pursues business expansion opportunities beyond Massachusetts. In its continuing effort to pursue these opportunities, your company completed the acquisition of Western Pioneer Insurance Company, located in Pleasanton, California, on August 31, 1995. You'll be interested to know that Western Pioneer is licensed in California and primarily writes personal automobile insurance.

	Your Company has continued to grow and prosper. The Commerce Insurance Company is the largest writer of Massachusetts private passenger automobile insurance, as well as the second largest writer of Massachusetts homeowners insurance. Written premium, earned premium, investment income, total assets, total liabilities, as well as stockholders' equity, are all at new highs. For those of you who are interested in the details, I draw your attention to the pages in this report labeled, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Behind these numbers is an extremely dedicated group of people, including those of Western
Pioneer: our Policyholders (represented by over 605,000 policies in force); Agents (720); Employees (1,202); Officers (33); Directors
(19); and of course, our Stockholders (over 3,500, not including our Employee Stock Ownership Plan participants who now number 1,406).

	Property-liability insurance remains a good business to be in-- and The Commerce Group, Inc. will continue its efforts to be one of the most profitable long-term players. Your Company's management continues to believe that owners' interests are its primary constituency.

	Our sincere thanks to those who have helped in this building process--especially our Agents, Employees, Officers and Board of Directors.

	Your comments or questions regarding this report, or The
Commerce Group, Inc. affairs in general, are solicited as always, at any time.





									  Arthur J.
Remillard, Jr.
									  President





Caring in everything we do.

The bar graph on page AR-3 illustrates the Company's annual equity per share value on December 31, over the most recent fifteen year period. The X axis lists the years beginning with 1981 through 1995. The Y axis lists the dollar values starting at $0.00 and increasing in one dollar increments to $16.00. The graph begins with an equity per share value in 1981 of $0.31; it continues with an equity per share value in 1982 of $0.38, 1983 of $0.50, 1984 of $0.67, 1985 of
$0.81, 1986 of $0.95, 1987 of $1.40, 1988 of $1.95, 1989 of $2.53,
1990 of $3.36, 1991 of $4.80, 1992 of $7.42, 1993 of $10.09, 1994 of
$10.88, and concluding with an equity per share value in 1995 of $14.96.















































MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Thousands of Dollars Except Per Share Data)

General

	The Company, through The Commerce Insurance Company ("Commerce") and Citation Insurance Company ("Citation"), wholly-owned subsidiaries of Commerce Holdings, Inc. ("CHI") which is a wholly-owned subsidiary of the Company, has been the largest writer of personal property and casualty insurance in Massachusetts in terms of market share of direct premiums written since 1990. In addition, for the first time in its history, the Company wrote insurance outside the State of Massachusetts as the Company completed the acquisition of Western Pioneer Insurance Company ("Western Pioneer"), a personal automobile insurer located in Pleasanton, California, on August 31, 1995. Western Pioneer's results, for the four months ended December 31, 1995, are reflected in this Annual Report.

	During 1995, direct written premiums totalled $626,666, a 0.3% increase over 1994. Direct written premiums in Massachusetts amounted to $619,039 in 1995 while California direct written premiums amounted to $7,627. Of the total direct written premiums, direct personal automobile premiums written during 1995 totalled $514,637, or an increase of 0.5% over 1994, and direct homeowners insurance premiums written totalled $50,256, or an increase of 2.5% over 1994. The Company is also the fourth largest writer of commercial automobile insurance in Massachusetts based on direct premiums written. During 1995, direct commercial automobile premiums written totalled $45,184, a 2.7% decrease compared to 1994.

	Personal automobile insurance is subject to extensive regulation in Massachusetts. Massachusetts requires that every owner of a registered automobile maintain certain minimum automobile insurance coverages and, with very limited exceptions, automobile insurers operating within the state are required by law to issue a policy to any applicant seeking to obtain such coverages. Marketing and underwriting strategies for companies operating in the state are limited by maximum automobile premium rates and minimum agency commission levels for personal automobile insurance which are mandated by the Massachusetts Commissioner of Insurance ("Commissioner"). In Massachusetts, accident rates, bodily injury claims, and medical care costs are among the highest in the nation. Additionally, traffic density, as defined by vehicle miles divided by highway miles, is among the highest in the nation. As a result, automobile premium rates in Massachusetts are also among the highest in the nation.

	During the three-year period from 1993 to 1995, Massachusetts personal automobile insurance premium rates decreased an average of 1.1% per year. The Commissioner approved an average 4.5% decrease in personal automobile premiums for 1996, the second decrease in two years, as 1995 average rates were cut by 6.1%. According to the Commissioner's office, the current rate decrease was the result of a continuing effort to reduce drunken driving; hospital cost increases having been brought under control by "managed care"; and a reduction in automobile insurance fraud through the industry-funded Insurance Fraud Bureau.

	The Company's performance in its personal and commercial automobile insurance lines is integrally tied to its participation in the Commonwealth Automobile Reinsurers ("C.A.R."). All companies writing automobile insurance in Massachusetts share in the underwriting results of C.A.R. business for their respective product line or lines. Since its inception, C.A.R. has annually generated multi-million dollar underwriting losses in both its personal and commercial automobile pools. A company's proportionate share of the C.A.R. personal or commercial deficit (its participation ratio) is based upon its market share of the automobile risks for the particular pool, adjusted by a utilization formula such that, in general, its participation ratio is disproportionately and adversely affected if its relative use of C.A.R. exceeds that of the industry, and favorably affected if its relative use of C.A.R. is less than that of the industry. Automobile insurers attempt to develop and implement underwriting strategies that will minimize their relative share of the C.A.R. deficit while maintaining acceptable loss ratios on risks not insured through C.A.R.




	Significant changes in the utilization of the C.A.R. private passenger pooling mechanism are not expected for 1996, as the various C.A.R. participation formula changes have been fully implemented since 1993, and the marketplace is expected to make minor yearly adjustments to find the optimum balance between voluntary and ceded writings.

	Starting in 1991, and concluding in 1995, reforms were implemented into the C.A.R. commercial automobile pooling mechanism. The primary change was the gradual phase-in of a C.A.R. commercial utilization-based participation formula, so as to reduce the percentage of commercial business being ceded to C.A.R. The percentage of commercial premiums ceded to C.A.R. by the industry has decreased (from 56% in 1990 to approximately 37% in 1995, as estimated by the Company). This also resulted in significant decreases in the percentage of commercial automobile business ceded to C.A.R. by the Company, from 68% in 1990 to approximately 35% in 1995. Continued industry-wide gradual decreases in the percentage of ceded commercial premiums are expected for 1996, as companies look to increase their voluntary retention levels.

	Another of the recent changes implemented by C.A.R. impacted the definition of commercial business, and the size of the commercial market. In 1994, C.A.R. recategorized private passenger motorcycles and miscellaneous class vehicles as personal automobile business. They had previously been classified as commercial automobile business. This transfer affected approximately $30 million of business industry-wide, resulting in a decrease in the commercial writings of all companies and an offsetting increase in the personal writings of all companies. The impact on the Company in 1994 was to shift approximately $5.6 million from commercial automobile to personal automobile. The Company intends to continue to respond to the incentives and disincentives provided by C.A.R. rules, by further adjusting the percentage of personal and commercial business ceded to C.A.R. in 1996.

	The Company introduced a commercial automobile program through Citation in 1993, to provide a separate rating tier for preferred commercial automobile business. Approximately 17% of the commercial automobile premium produced by its voluntary agents in 1995 was written by Citation. The Company expects that this secondary rating tier will continue to assist the Company in retaining its better commercial automobile accounts, while also further increasing the percentage of commercial automobile business that can be retained voluntarily by the Company in 1996 and beyond.

	During 1995, the Company continued to actively pursue Group Marketing programs. The primary purpose of group marketing programs is to provide participating groups with a convenient means of purchasing automobile insurance through associations and employee groups. Billing is through either payroll deduction or direct billing. Emphasis is placed on writing larger groups, although accounts with as few as 25 participants are considered. Groups of 100 or more participants could be eligible for a rate deviation. In general, the Company looks for groups with mature/stable membership, favorable driving records, and below average turnover ratios. The sponsoring entities must be in sound financial condition and have stable employment or membership. Participants who leave the sponsoring group during the term of the policy are allowed to maintain the policy until expiration. At expiration, a regular Commerce policy may be issued at the insured's option.

	During the latter part of 1995, Commerce, the Company's primary property and casualty insurance subsidiary, signed group marketing agreements with the five American Automobile Association Clubs of Massachusetts ("AAA Clubs") offering a 10% discount on automobile insurance to the clubs' members. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and the Company expects to significantly increase its Massachusetts private passenger automobile insurance writings in 1996 as a result of this program.


	Underwriting profit margins are reflected by the extent to which the combined ratio is less than 100%. This ratio is considered the best simple index of current underwriting performance of an insurer. During the five year period ended December 31, 1995 (1995 Industry Data is estimated by A.M. Best), the property and casualty industry's combined ratio (as reported by A.M. Best), after payment of dividends to policyholders, has ranged from a low of 106.9% in 1993 to a high of 115.8% in 1992 (including the impact of Hurricane Andrew) on a statutory accounting principles basis. During this same period of time, the Company's combined ratio has consistently remained below the industry average, ranging from as low as 91.0% in 1995 to a high of 94.3% in 1992. On an average basis, the Company's combined ratio was 92.5% for the five year period ended December 31, 1995 compared to an industry average of 109.4%. Data for the property and casualty insurance industry generally may not be directly comparable to Company data. This is due to the fact that the Company conducts its business primarily in Massachusetts and may not write all the same lines or concentrations of business as the property and casualty industry as a whole.

	The Company's total revenues were supplemented in fiscal 1995, 1994 and 1993 by net investment income of $71,313, $62,901 and $53,068, respectively. Additionally, the Company had realized investment gains in 1995, 1994 and 1993 of $712, $45,612 and $7,506, respectively.

Regulatory Matters

	Automobile insurance reform continues to be debated in the Massachusetts Legislature. New regulations and legislation are often proposed with the goal of reducing the need for premium increases.
It is not possible to predict the outcome of any such legislative activity or the potential effects thereof on the Company.

	According to the Commissioner, a significant factor in reducing the 1996 personal automobile insurance premium rate by an average of 4.5% was a result of insurers paying out less claims due to fewer traffic accidents. This reduction can be attributable to the cooperative effort between insurers, agents and Massachusetts drivers in communicating the importance of observing traffic laws, adhering to the state mandated seat belt law and detecting fraud.

	In 1995, the Company received approval to offer 10 percent group discounts to members of the AAA Clubs as previously described. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and the Company expects to significantly increase its Massachusetts private passenger automobile insurance writings in 1996 as a result of this program.

	Also in 1995, the Company received state regulatory approval to eliminate interest based premium finance fees on new and renewal personal automobile insurance policies with effective dates on or after January 1, 1996. As a result, premium finance fees as a source of the Company's revenues will be reduced in 1996.

	In January, 1996, the Company was granted approval to offer their customers safe driver deviations of 10 percent to drivers with Safe Driver Insurance Plan ("SDIP") classifications of either Step 9 or 10. These are the two best driver SDIP classifications in Massachusetts, representing drivers with no accidents and not more than one minor violation in the last six years. For drivers that qualify, both group automobile discounts and SDIP deviations can be combined for up to a 19% reduction from the state mandated rates.







	Although the U.S. federal government does not directly regulate the insurance industry, federal initiatives often have an impact on the business. Congress and certain federal agencies are investigating the current condition of the insurance industry (encompassing both life and health and property and casualty insurance) in the United States in order to decide whether some form of federal role in the regulation of insurance companies would be appropriate. Congress is continuing to conduct a variety of hearings relating, in general, to the solvency of insurers and federal legislation has been proposed from time to time on this and other subjects. The Company is unable to predict whether or in what form initiatives will be implemented and what the possible effects on the Company would be.

	Congressional initiatives directed at repeal of the McCarran-Ferguson Act (which exempts the "business of insurance" from certain federal laws, including antitrust laws, to the extent it is subject to state regulation) and judicial decisions narrowing the definition of "business of insurance" for McCarran-Ferguson Act purposes may limit the ability of insurance and reinsurance companies in general to share information with respect to rate-setting, underwriting and claims management practices. It is not possible to predict the outcome of any such congressional activity or the potential effects thereof on the Company.

	Beginning in 1994 and continuing through 1995, there was increased debate in the U.S. Congress regarding reforms to the Superfund law, the federal mechanism designed to clean-up toxic waste sites, as well as the nation's environmental and pollution policy in general. Management believes the outcome of the Superfund debate will not significantly affect the Company.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

	Direct premiums written during 1995 increased $1,643, or 0.3% to $626,666 as compared to 1994. The increase was primarily attributable to a $2,612, or 0.5% increase in direct premiums written for personal automobile insurance to $514,637. This increase resulted from direct premiums written of $7,592, for the four months ended December 31, 1995 from Western Pioneer, offset by a decrease in personal automobile direct written premiums by Commerce of $4,980, or 1.0%, compared to 1994. This decrease resulted primarily from a 3.6% decrease in the average personal automobile premium per exposure (each vehicle insured). This was a direct result of the impact on Commerce's business of the 6.1% overall average rate decrease in the Massachusetts insurance industry's 1995 personal automobile premiums approved by the Commissioner. This was partially offset by a 2.6% increase in the number of personal automobile exposures written. Direct premiums written for commercial automobile insurance decreased by $1,251, or 2.7% due primarily to a 4.9% decrease in the number of policies written, partially offset by a 2.2% increase in the average commercial automobile premium per policy. Direct premiums written for homeowners insurance [excluding Massachusetts Property Insurance Underwriting Association ("Massachusetts Fair Plan")] increased by $1,021, or 2.2% due primarily to a 4.6% increase in the average premium per homeowners policy, partially offset by a 2.4% decrease in the number of policies written.

	Net premiums written during 1995 increased $14,224, or 2.4% as compared to 1994. The increase in net premiums written was due to the growth in direct premiums written as described above, as well as to the effects of reinsurance. Written premiums assumed from C.A.R. decreased $1,536, or 1.6% and written premiums ceded to C.A.R. decreased $17,769, or 17.7% as compared to 1994, as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance. Premiums ceded to reinsurers other than C.A.R.
increased $3,652, or 12.6% as compared to 1994.

	Earned premiums increased $20,537, or 3.6% during 1995 as compared to 1994. Motor vehicle premiums earned increased $17,959, or 3.4% compared to 1994 including earned premiums assumed from C.A.R. which increased $12,777, or 16.4%. Earned premiums also increased $2,578, or 6.3% on all other business.

	Net investment income increased $8,412, or 13.4%, compared to 1994, principally as a result of an increase in average invested assets (at cost) of 12.0% when compared to the year ended 1994. Net investment income as a percentage of total average investments was 7.2% in 1995 compared to 7.0% in 1994.

	Premium finance fees increased $923, or 5.0%, to $19,420 in 1995 compared to the same period in 1994. The increase was primarily attributable to the net effect of the increase in policies on direct bill and changes in the direct bill payment program, offset by decreases in direct premiums written and premium finance fees refunded due to the personal automobile rate decrease.

	Gross realized gains and losses on fixed maturity investments amounted to $2,389 and $1,912, respectively, for the year ended December 31, 1995 compared to gross realized gains and losses on fixed maturity investments of $9,696 and $2,310, respectively, for the year ended December 31, 1994. Gross realized gains and losses on equity security investments amounted to $984 and $579, respectively, for the year ended December 31, 1995 compared to gross realized gains and losses on equity security investments of $36,845 and $73, respectively, for the year ended December 31, 1994. Net realized investment gains totalled $712 during 1995 as compared to $45,612 for the same period in 1994. The realized gains in 1995 were primarily the result of sales of bonds and preferred stocks, offset by realized losses on sales of GNMA's and common stocks. Included in the net realized gains for 1994 was $34,287 realized on the sale of common stock in three New England area bank holding companies. These bank holding companies were acquired by other banks in 1994. Also included were realized losses on mortgage activity of $215 in 1995 compared to $1,203 in 1994.

	Gross unrealized gains and losses on fixed maturity investments totalled $18,626 and $4,657, respectively, at December 31, 1995 compared to gross unrealized gains and losses on fixed maturity investments of $1,233 and $57,599, respectively, at December 31, 1994. The unrealized gain on fixed maturities was the result of a decline in interest rates during 1995 favorably impacting market values. Gross unrealized gains and losses on equity security investments totaled $13,430 and $2,008, respectively, at December 31, 1995 compared to gross unrealized gains and losses on equity investments of $2,287 and $11,174, respectively, at December 31, 1994. The increase in unrealized gain on equity investments was primarily due to the performance of the stock market coupled with declining interest rates during 1995 favorably impacting the market values of common stocks.

	Losses and loss adjustment expenses ("LAE") incurred as a percentage of insurance premiums earned ("loss ratio") was 62.0% in 1995 compared to 64.6% in 1994. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile increased to 56.6% compared to 54.3% in 1994. This increase was primarily due to adverse loss experience on personal automobile business assumed from C.A.R., partially offset by improved loss experience in the liability component of the personal automobile book of business. The commercial automobile pure loss ratio decreased to 57.4% compared to 58.4% in 1994. This decrease was primarily due to improved loss experience on commercial automobile business assumed from C.A.R. For homeowners, the pure loss ratio decreased to 49.6% compared to 91.8% in 1994. This decrease was due primarily to the relatively mild weather during 1995, compared to the adverse weather experienced during 1994, especially during the first quarter of 1994.

	Policy acquisition costs increased by 5.9% in 1995, compared to 1994. This increase was due to an increase in the accrual for agents profit sharing compensation as a result of the impact of the mild weather during 1995 on the Company's loss ratio. Agent's profit sharing compensation is based in part on the underwriting profits of agency business written by the Company. In addition, the Commissioner approved an increase in the 1995 commission rate for personal automobile to 15.3% compared to 13.5% in 1994, which also had the effect of increasing policy acquisition costs.

	The Company's effective tax rate was 26.4% and 28.7% for the years ended December 31, 1995 and 1994, respectively. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income. The lower 1995 effective tax rate was due to the higher amount of tax-exempt interest income coupled with lower capital gains in 1995 versus 1994.

	While net earnings decreased $12,382, during 1995 as compared to 1994, net earnings exclusive of the after tax impact of net realized investment gains increased $16,803. These changes were the result of the factors mentioned above.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

	Direct premiums written during 1994 increased $23,734, or 4.0% to $625,023 as compared to 1993. The increase was primarily attributable to a $26,057, or 5.4% increase in direct premiums written for personal automobile insurance to $512,025. This increase in personal automobile direct premiums written resulted from a 1.8% increase in the average personal automobile premium exposure (each vehicle insured). In addition, the number of personal automobile exposures written increased by 2.4%. The shifting of motorcycle premiums from the commercial automobile to the personal automobile category resulted in an increase of 1.2% in personal automobile premiums written in 1994. Direct premiums written for commercial automobile insurance decreased by $4,960, or 9.7% which was primarily attributable to the re-categorization by C.A.R. of private passenger motorcycles and miscellaneous vehicles from commercial automobile business to private passenger automobile business, as mentioned earlier. Direct premiums written for homeowners insurance (excluding Massachusetts Fair Plan)increased by $2,385, or 5.3% due primarily to a 5.9% increase in the average premium per policy.

	Net premiums written during 1994 increased $25,781, or 4.6% as compared to 1993. The increase in net premiums written was primarily due to the growth in direct premiums written as described above. Written premiums assumed from C.A.R. increased $27,451, or 41.4%, resulting from increases in overall industry cessions to C.A.R. over the prior year. The Company's C.A.R. cession strategy resulted in an increase of $25,090, or 33.3% in written premium ceded to C.A.R., as compared to the same period last year. Premiums ceded to reinsurers other than C.A.R. increased $323, or 1.1% as compared to 1993.

	Earned premiums increased $23,493, or 4.3%, during 1994 as compared to 1993. Motor vehicle premiums earned increased $35,200, or 7.1% which was offset by decreases in all other lines of business of $11,707, or 22.3%, primarily due to earned premiums ceded to reinsurers other than C.A.R.

	Net investment income increased $9,833, or 18.5%, compared to 1993, principally as a result of the following investment portfolio changes (at cost) since December 31, 1993: a 28.8% increase in fixed maturities; principally consisting of an increase over 1993 of $129,718, or 30.8%, in tax-exempt bonds; an increase of $49,644, or 24.7% in GNMA's offset by a decrease of $1,004, or 1.0% in equity securities. Net investment income as a percentage of total average investments was 7.0% in 1994 compared to 7.2% in 1993.

	Premium finance fees increased $1,831, or 11.0% to $18,497 in 1994 compared to the same period in 1993. The increase was primarily attributable to the increase in direct premiums written, a shifting of premiums receivable from agency bill to direct bill and changes in the direct bill payment program.





	Gross realized gains and losses on fixed maturity investments amounted to $9,696 and $2,310, respectively, for the year ended December 31, 1994 compared to gross realized gains and losses on fixed maturity investments of $7,214 and $2,166, respectively, for the year ended December 31, 1993. Gross realized gains and losses on equity security investments amounted to $36,845 and $73, respectively, for the year ended December 31, 1994 compared to gross realized gains and losses on equity security investments of $3,796 and $18, respectively, for the year ended December 31, 1993. Net realized investment gains totalled $45,612 during 1994 as compared to $7,506 for the same period in 1993. The realized gains in 1994 were primarily the result of sales of common stocks and tax-exempt bonds, offset by realized losses on GNMA's. Included in the net realized gains was $34,287 realized on the sale of common stock in three New England area bank holding companies. These bank holding companies were acquired by other banks in 1994. Also included were realized losses on mortgage activity of $1,203 in 1994 compared to $2,538 in 1993.

	Gross unrealized gains and losses on fixed maturity investments totalled $1,233 and $57,599, respectively, at December 31, 1994 compared to gross unrealized gains and losses on fixed maturity investments of $29,685 and $2,208, respectively, at December 31, 1993. The unrealized loss on fixed maturities was the result of increases in interest rates during 1994 adversely impacting market values. Gross unrealized gains and losses on equity security investments totalled $2,287 and $11,174, respectively, at December
31, 1994 compared to gross unrealized gains and losses on equity investments of $41,613 and $813, respectively, at December 31, 1993. The unrealized loss on equity investments was the result of increases in interest rates during 1994 adversely impacting the market values of preferred stocks.

	Losses and loss adjustment expenses incurred as a percentage of insurance premiums earned was 64.6% in 1994 compared to 68.0% in 1993. The Pure Loss Ratio on personal automobile decreased to 54.3% compared to 59.2% in 1993. This decrease was primarily due to improved loss experience in the liability component of the personal automobile book of business. The commercial automobile pure loss ratio decreased to 58.4% compared to 63.6% in 1993. This decrease was primarily due to better loss experience on business assumed from C.A.R. For homeowners, the pure loss ratio increased to 95.4% compared to 68.9% in 1993. This increase is due to adverse weather, especially during the first quarter of 1994.

	Policy acquisition costs increased by 4.8% in 1994, compared to 1993. This increase is primarily attributable to the growth in direct premiums written. As a percentage of net premiums written, underwriting expenses (on a statutory basis) were 27.1% in 1994, compared to 25.7% in 1993.

	The Company's effective tax rate was 28.7% and 25.9% for the years ended December 31, 1994 and 1993, respectively. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income. The increase in the 1994 effective tax rate was due to the tax impact of net realized gains.

	Net earnings increased $47,267, or 62.8% compared to 1993, as a result of the factors discussed above.

Liquidity and Capital Resources

	The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page AR-16 and the Consolidated Statements of Cash Flows on page AR-19. Stockholders' equity increased by $136,125, or 32.9%, in 1995 as compared to 1994. Growth stemmed from $110,201 in net earnings combined with the change in net unrealized gains, net of income taxes, on fixed maturities and equity securities of $58,918, partially offset by dividends paid to stockholders of $8,635 and Treasury Stock purchased of $24,359.
Total assets at December 31, 1995 increased by $177,364, or 12.9%, to $1,554,744 as compared to total assets of $1,377,380 at December 31, 1994. The increase in total assets was primarily due to cash provided by operations and the increase in unrealized gains resulting from the increased market value of the investment portfolio. The majority of this growth was reflected in an increase of $143,767 or 16.0% in invested assets, and $24,714, or 24.1% in premiums receivable.

	The Company's fixed maturity portfolio is comprised of GNMA's (27.2%) and municipal bonds (72.8%). Of the Company's bonds, 100.0% are rated in either of the two highest quality categories provided by the National Association of Insurance Commissioners.

	Mortgage loans on real estate, originated by the Company's subsidiary Bay Finance Company, Inc. ("Bay Finance"), increased $16,752, or 29.4% during 1995 compared to a decrease of $4,568, or 7.4% in 1994. The increase in mortgage loans held in 1995 was primarily attributable to an improved market, lower interest rates, and a greater consumer demand for mortgage loans. In addition, the Company chose to invest in additional loans for its portfolio. These loans are being serviced by the Company and may be sold to secondary market investors at a later date should favorable market conditions exist.

	In October, 1995, the Company announced that, in order to focus resources more directly on the Company's main line of business, private passenger automobile insurance, the operations of Bay Finance would be substantially reduced. Effective January 1, 1996, Bay
Finance is no longer actively orginating mortgage loans as it previously did through the use of outside originators and extensive regional marketing. As a result, Bay Finance's staffing levels have been reduced by approximately 70% with the remaining employees focusing on servicing the Company's existing mortgage portfolio. Bay Finance has retained it lending licenses and will continue to make a small number of various types of mortgage loans.

	The Company's liabilities totalled $1,005,030 at December 31, 1995 as compared to $963,791 at December 31, 1994. The $41,239, or
4.3%, increase was comprised primarily of a $26,418, or 4.5%, increase in losses and loss adjustment expense reserves and an increase of $15,735, or 5.0%, in unearned premiums, offset by a decrease of $914, or 1.6% in all other liabilities. The primary reason for the changes in these liabilities during 1995 was the increased level of personal automobile insurance business written by the Company and assumed from C.A.R, as well as the acquisition of Western Pioneer.

	The primary sources of the Company's liquidity are funds generated from insurance premiums, premium finance fees, net investment income and maturing of investments as reflected in the Consolidated Statements of Cash Flows on page AR-19.

	The Company's operating activities provided cash of $135,335 in 1995 as compared to $137,592 in 1994. These cash flows were primarily impacted by the fact that net premiums written increased only 2.4% in 1995 as compared to a 1994 increase of 4.6%, losses and LAE incurred decreased 0.6% in 1995 as compared to 1.3% in 1994 and policy acquisition costs increased 5.9% in 1995 as compared to 4.5% in 1994. The cash flows used in investing activities were primarily the result of purchases of fixed maturities and equity securities. Investing and financing activities were funded by the cash provided by operating activities.

	Cash flows used in financing activities totalled $32,994 in 1995 compared to $5,700 in 1994. The increase was primarily attributable to Treasury Stock purchases of $24,359.

	The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. The carrying value (at market) of total investments at December 31, 1995 was $1,042,813. At December 31, 1995, the Company held cash and cash equivalents of $52,718. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company relies upon dividends from its subsidiaries for its cash requirements. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders must file a report with the Commissioner. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 1995, 1994 and 1993.


	Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns, to optimize tax planning and to realize gains. This practice will continue in the future.

	In an effort to enhance future growth potential, the Company continues to monitor acquisition opportunities with regard to smaller automobile insurance companies that are in need of capital, have established management in place and present significant growth opportunities in their market areas. On August 31, 1995, the Company completed the acquisition of Western Pioneer Insurance Company, a personal automobile insurer, located in Pleasanton, California.

	The Company's long term growth objective is to expand its writings outside Massachusetts. To achieve this objective, the Company has strategically targeted several states contiguous to Massachusetts and is currently pursuing licenses in the states of New Hampshire and Rhode Island. In March 1996, the Company was notified that its application for a license in the state of Connecticut was approved.

	Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net written premiums to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's statutory premiums to surplus ratio was 1.37 to 1.00 and
1.69 to 1.00 for the years ended December 31, 1995 and 1994, respectively.

Recent Accounting Developments

	During 1995, the AICPA issued SOP 94-6, "Disclosure of Certain Significant Risks and Uncertainties", which the Company adopted.
This statement is effective for fiscal years ending after December
15, 1995 and requires all non-governmental entities preparing financial statements in accordance with generally accepted accounting principles ("GAAP") to include financial statement disclosures describing the nature of the entity operations, the use of estimates in the financial statements, certain significant estimates, and vulnerability due to certain concentrations. The adoption of this statement did not have a material impact on the Consolidated
Financial Statements.

	The financial instruments that potentially subject the Company to credit risk consist primarily of premium receivables, investments, and mortgage loans on real estate. Concentrations of credit risk with respect to premiums receivable result from the fact that the Company's policyholders are concentrated primarily in one geographic area, as the Company, the largest writer of personal automobile insurance in the state of Massachusetts, writes primarily in Massachusetts. The Company's strategy is to expand its customer base to other geographic areas beyond Massachusetts.

	All investment transactions have credit exposure to the extent that a counterparty may default on an obligation to the Company. Credit risk is a consequence of carrying investment positions. To manage credit risk, the Company focuses on higher quality fixed-income securities, reviews the credit strength of all companies which it invests in, limits its exposure in any one investment and monitors the portfolio quality, taking into account credit ratings assigned by recognized statistical rating organizations.

	The Company has mortgage loans on real estate primarily in the state of Massachusetts. The Company controls credit risk through credit approvals, credit limits and monoriting procedures. The
Company performs in-depth credit evaluations on all new customers.
Bad debt expenses have not been material in recent years.

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.





	During 1994 the Financial Accounting Standards Board issued SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." This statement requires companies to disclose certain qualitative and quantitative information for which derivative financial instruments are held or issued. During 1995 and 1994 the Company neither held or issued such investments; therefore, the adoption of this statement did not have a material impact on the Consolidated Financial Statements.

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

	Inflation and recession must also be considered by the Company in the creation and review of loss and LAE reserves since portions of these reserves are expected to be paid over extended periods of time. The anticipated effect of economic conditions is implicitly considered when estimating liabilities for losses and LAE. The importance of continually adjusting reserves is even more pronounced in periods of changing economic circumstances.
COMMON STOCK PRICE AND DIVIDEND INFORMATION

	On March 31, 1995, the Company's common stock began trading on the NYSE under the symbol "CGI". Previously, the Company's common stock was traded on NASDAQ under the symbol "COMG". The high, low and close prices for shares of the Company's common stock for 1995 and 1994 were as follows:

					               1995
1994
					       High     Low     Close
High     Low     Close

	First Quarter...........	$17     $14-3/4  $16-3/4
	$22-3/4 $13-1/4  $13-1/4
	Second Quarter..........	 17-7/8  16-1/4   17-7/8 	 17
13-1/4   17
	Third Quarter...........	 19-7/8  16-3/4   19-5/8
18-1/4  15-3/4   16-1/2
	Fourth Quarter..........	 21-7/8  19-1/2   20-5/8
17-1/4  14-1/2   16-11/16
	As of March 1, 1996, there were 1,414 stockholders of record of the Company's Common Stock, not including stock held in "Street Name" or held in accounts for participants of the Company's Employee Stock Ownership Plan ("E.S.O.P.").

	For each of the last three quarters of 1994 and the first quarter of 1995, the Board of Directors of the Company voted to declare a dividend of $.05 per share. The dividend declared on May 20, 1994, was the first stockholder cash dividend in the Company's history. On May 19, 1995, the Board of Directors of the Company, voted to increase the quarterly stockholder dividend by 20% to $.06 per share, and announced the approval of a stock buyback program of up to three million shares. Through December 31, 1995, the Company had purchased 1,263,433 shares of Treasury Stock under this program.










REPORT OF MANAGEMENT

	The management of the Company is responsible for the consolidated financial statements and all other information presented in this Annual Report. The financial statements have been prepared in conformity with generally accepted accounting principles determined by management to be appropriate in the circumstances and include amounts based on management's informed estimates and judgments. Financial information presented elsewhere in this Annual Report is consistent with the financial statements. The appropriateness of data underlying such financial information is monitored through internal accounting controls, an internal audit department, independent accountants and the Board of Directors through its audit committee.

	The Company maintains a system of internal accounting controls designed to provide reasonable assurance to management and the Board of Directors that assets are safeguarded and that transactions are executed in accordance with management's authorization and recorded properly. The system of internal accounting controls is supported by the selection and training of qualified personnel combined with the appropriate division of responsibilities.

	Management recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct.
Management encourages open communication within the Company and requires the confidential treatment of proprietary information and compliance with all domestic laws, including those relating to financial disclosure.

	The 1995 consolidated financial statements were audited by the Company's independent accountants, Coopers & Lybrand L.L.P., in accordance with generally accepted auditing standards. Management has made available to Coopers & Lybrand L.L.P., all the Company's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to Coopers & Lybrand L.L.P., during its audit were valid and appropriate.

















REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of The Commerce Group, Inc.

	We have audited the accompanying consolidated balance sheets of The Commerce Group, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Commerce Group, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
January 25, 1996


























THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31,
(Thousands of Dollars Except Per Share Data)


	  1995	  1994
ASSETS

Investments (notes A2, A3 and B)
  Fixed maturities, at market (cost: $801,308 in 1995 and $801,376 in 1994)..........................................................
$  815,277  $  745,010
  Equity securities, at market (cost: $140,157 in 1995 and $104,117 in 1994)..........................................................
151,579      95,230
  Mortgage loans on real estate (less allowance for possible loan losses of $2,660 in 1995 and $2,824 in 1994)......................
73,783      57,031
  Collateral notes receivable (less allowances of $513 in 1995 and $500 in 1994).................................................
1,826       1,559
  Investments in real estate.........................................
348         216
      Total investments..............................................
1,042,813     899,046

Cash and cash equivalents (note A4)..................................
52,718       5,485
Accrued investment income............................................
14,633      13,440
Premiums receivable (less allowance for doubtful receivables of
 $1,103 in 1995 and $1,120 in 1994)..................................
127,243     102,529
Deferred policy acquisition costs (notes A5 and C)...................
61,546      56,769
Property and equipment, net of accumulated depreciation
(notes A6 and D).....................................................
30,981      30,610
Residual market receivable (note F)..................................
200,124     214,818
Due from reinsurers (note F).........................................
21,897      16,892
Deferred income taxes (notes A10 and G)..............................
1,415      37,791
Goodwill (note A7)...................................................
1,374         -
      Total assets...................................................
$1,554,744  $1,377,380


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Losses and loss adjustment expenses (notes A8, E and F)............
$  618,791  $  592,373
  Unearned premiums (note A9)........................................
330,454     314,719
  Current income taxes (notes A10 and G).............................
1,180       9,817
  Deferred income (notes A11 and F)..................................
8,954      10,451
  Contingent commissions accrued.....................................
32,550      24,450
  Other liabilities and accrued expenses.............................
13,101      11,981
      Total liabilities..............................................
1,005,030     963,791

Stockholders' Equity (notes B, J, K and L)
  Preferred stock, authorized 5,000,000 shares at $1.00 par value;
   none issued in 1995 and 1994......................................
-           -
  Common stock, authorized 100,000,000 shares at $.50 par value;
   issued and outstanding 38,000,000 shares in 1995 and 1994.........
19,000      19,000
  Paid-in capital....................................................
29,621      29,621
  Net unrealized gains (losses) on fixed maturities and equity securities, net of income taxes (benefits) of $8,887 in 1995 and ($22,839) in 1994.............................................
16,504     (42,414)
  Retained earnings..................................................
508,948     407,382

574,073     413,589
  Treasury Stock, 1,263,433 shares in 1995 and 0 shares in 1994, at cost (note A13)...................................................
(24,359)        -

      Total stockholders' equity.....................................
549,714     413,589

      Total liabilities and stockholders' equity.....................
$1,554,744  $1,377,380

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended December 31,
(Thousands of Dollars Except Per Share Data)

										 1995
	 1994		 1993

Revenues
  Earned premiums (notes A9 and F).....................  $  592,590
$  572,053  $  548,560
  Net investment income (note B).......................      71,313
	 62,901	 53,068
  Premium finance fees.................................      19,420
	 18,497	 16,666
  Net realized investment gains (note B)...............         712
45,612       7,506
       Total revenues..................................     684,035
699,063     625,800

Expenses
  Losses and loss adjustment expenses
   (notes A8, E and F).................................     367,552
369,660     373,959
  Policy acquisition costs (notes A5 and C)............     166,741
157,415     150,195
       Total expenses..................................     534,293
527,075     524,154

       Earnings before income taxes....................     149,742
171,988     101,646

Income taxes (notes A10 and G).........................      39,541
49,405      26,330

       NET EARNINGS....................................  $  110,201
$  122,583  $   75,316

       NET EARNINGS PER COMMON SHARE (primary and
        fully diluted) (note A12)......................  $     2.93
$     3.23  $     1.98

       WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING.............................  37,632,236
38,000,000  38,000,000
























The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31,
(Thousands of Dollars)


					                       Net
					 Common   Paid-in   Unrealized
Retained   Treasury
					 Stock    Capital  Gains/Losses
Earnings     Stock     Total

Balance December 31, 1992....	$19,000   $29,621   $ 18,129
$215,183	  $     0	$281,933

 Net earnings................
75,316 		  75,316
 Change in unrealized gains,
  net of taxes...............	                      26,099
6,099

Balance December 31, 1993....	 19,000    29,621     44,228
290,499	        0	 383,348

 Net earnings................
122,583			 122,583
 Change in unrealized gains
  (losses), net of taxes.....	                     (86,642)
(86,642)
 Stockholder dividends.......
(5,700)              (5,700)

Balance December 31, 1994....	 19,000    29,621    (42,414)
407,382	        0 	 413,589

 Net earnings................
110,201			 110,201
 Change in unrealized gains
  (losses) net of taxes......				    58,918
			  58,918
 Stockholder dividends
(8,635)              (8,635)
 Treasury stock purchased....
(24,359)   (24,359)

Balance December 31, 1995....	$19,000   $29,621   $ 16,504
$508,948  $(24,359)	$549,714




















The accompanying notes are an integral part of these consolidated financial statements.


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Thousands of Dollars)


										    1995
	   1994	   1993



Cash flows from operating activities:
  Net earnings.............................................. $
110,201  $ 122,583  $  75,316
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Premiums receivable.....................................
(24,714)    (7,267)   (26,538)
    Deferred policy acquisition costs.......................
(4,777)    (6,676)     5,349
    Residual market receivable..............................
14,694      5,494     54,114
    Due to/from reinsurers..................................
(5,005)    (4,024)   (10,739)
    Losses and loss adjustment expenses.....................
26,418     24,576     71,997
    Unearned premiums.......................................
15,735     31,193     18,959
    Current income taxes....................................
(8,637)     6,256     (5,761)
    Deferred income taxes...................................
4,651     (4,878)    10,440
    Deferred income.........................................
(1,497)     3,100     (1,033)
    Contingent commissions..................................
8,100      2,724      3,348
    Other liabilities and accrued expenses..................
(254)     3,150     (7,566)
    Net realized investment gains...........................
(712)   (45,612)    (7,506)
    Other-net...............................................
1,132      6,973     (7,745)
      Net cash provided by operating activities.............
135,335    137,592    172,635

Cash flows from investing activities:
  Proceeds from maturity of fixed maturities................
28,479     55,671     65,673
  Proceeds from sale of fixed maturities....................
72,287    123,127     89,936
  Purchase of fixed maturities..............................
(100,689)  (351,260)  (268,838)
  Purchase of equity securities.............................
(50,418)   (26,155)   (85,092)
  Proceeds from sale of equity securities...................
14,784     59,722     11,165
  Payments received on mortgage loans on real estate........
9,433      8,140     12,545
  Mortgage loans on real estate originated..................
(27,927)   (16,366)   (36,236)
  Mortgages sold to investors in the secondary market.......
2,287     10,725     27,791
  Payments received on collateral notes receivable..........
459        384        189
  Collateral notes receivable originated....................
(740)      (196)      (381)
  Purchase and construction of real estate development
   assets...................................................       -
-         (108)
  Proceeds from sale of real estate development assets......       -
-          278
  Proceeds from sale of real estate acquired by
   foreclosures.............................................
318      2,120        653
  Purchase of property and equipment........................
(3,664)    (5,786)    (1,872)
  Proceeds from sale of property and equipment..............
283        250         66
      Net cash used in investing activities.................
(55,108)  (139,624)  (184,231)

Cash flows from financing activities:
  Dividends paid to stockholders............................
(8,635)    (5,700)       -
  Purchase of treasury stock................................
(24,359)       -          -
      Net cash used in financing activities.................
(32,994)    (5,700)       -

Increase (decrease) in cash and cash equivalents............
47,233     (7,732)   (11,596)
Cash and cash equivalents at beginning of year..............
5,485     13,217     24,813
Cash and cash equivalents at end of year.................... $
52,718  $   5,485  $  13,217

The accompanying notes are an integral part of these consolidated financial statements.
AR-19



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993
(Thousands of Dollars)

NOTE A-Summary of Significant Accounting Policies

1. Basis of Presentation

	The consolidated financial statements of The Commerce Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP").

	The consolidated financial statements include The Commerce Group, Inc., and its wholly-owned subsidiaries, Bay Finance Company, Inc., Clark-Prout Insurance Agency, Inc. and Commerce Holdings, Inc. ("CHI"). The Commerce Insurance Company ("Commerce") and Citation Insurance Company ("Citation") are wholly-owned subsidiaries of Commerce Holdings, Inc. Western Pioneer Insurance Company ("Western Pioneer") is a wholly-owned subsidiary of The Commerce Insurance Company. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year account balances have been reclassified to conform to 1995 presentation.

	The insurance subsidiaries, Commerce, Citation and Western Pioneer prepare statutory financial statements in accordance with accounting practices prescribed by the National Association of Insurance Commissioners ("NAIC"), the Commonwealth of Massachusetts, and the State of California.

	The financial instruments that potentially subject the Company to credit risk consist primarily of premium receivables, investments, and mortgage loans on real estate. Concentrations of credit risk with respect to premiums receivable result from the fact that the Company's policyholders are concentrated primarily in one geographic area, as the Company, the largest writer of personal automobile insurance in the state of Massachusetts, writes primarily in Massachusetts. The Company's strategy is to expand its customer base to other geographic areas beyond Massachusetts.

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Investments

	All investment transactions have credit exposure to the extent that a counterparty may default on an obligation to the Company. Credit risk is a consequence of carrying investment positions. To manage credit risk, the Company focuses on higher quality fixed-income securities, reviews the credit strength of all companies which it invests in, limits its exposure in any one investment and monitors the portfolio quality, taking into account credit ratings assigned by recognized statistical rating organizations.

	Investments in fixed maturities, which include bonds and redeemable preferred stocks, and investments in equity securities, which include common and non-redeemable preferred stocks, are carried at fair market value. Unrealized investment gains and losses on equity securities and fixed maturities, to the extent that there is no permanent impairment of value, are credited or charged directly to stockholders' equity, net of any tax effect. When investment securities are sold, the realized gain or loss is determined based upon specific identification. Fair market value of fixed maturities and equity securities is based on quoted market prices. For other securities held as investments, fair market value equals quoted market price, if available. If a quoted market price is not available, fair market value is estimated using quoted market prices for similar securities. The Company has not invested more than 8% in any one state or political subdivision. The Company classifies debt and equity securities as available for sale, which are valued at fair market value. Net unrealized gains or losses on fixed maturity securities which are classified as available for sale are excluded from earnings and reported as a separate component of stockholders' equity until realized.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993
(Thousands of Dollars)

NOTE A-Summary of Significant Accounting Policies - (continued)

	The Company has mortgage loans on real estate primarily in the state of Massachusetts. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The
Company performs in-depth credit evaluations on all new customers.
Bad debt expenses have not been material in recent years.

	Mortgage loans on real estate and collateral notes receivable are stated at the amount of unpaid principal, less an allowance for possible loan losses. The Company originated mortgages primarily on properties located in Massachusetts. The adequacy of the allowance for possible loan losses is evaluated on a regular basis by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers and the performance of individual loans in relation to contract terms. The provision for possible loan losses charged to operating expenses is based upon management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb possible losses. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely and recoveries are credited to the allowance when received.

	Interest on mortgage loans is included in income as earned based upon rates applied to principal amounts outstanding. Accrual of interest on mortgage loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal, or when a loan becomes contractually past due more than ninety days. When a loan is placed on nonaccrual status, all unpaid interest previously accrued is reversed against current period earnings.

3. Investments in Real Estate

	Investments in real estate is primarily comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. The foreclosed assets are held for sale and are carried at the lower of fair value minus estimated cost to sell, or cost. Loan losses arising from the acquisition of such properties are charged against the allowance for possible loan losses. Any subsequent provisions to reduce the carrying value are charged to current period earnings as realized. Gains and losses upon disposition are reflected in earnings as realized. Carrying value approximates fair value.

4. Cash and Cash Equivalents

	Cash and cash equivalents include cash currently on hand and short-term investments with original maturities, when purchased, of three months or less. The carrying amount approximates fair value.

5. Deferred Policy Acquisition Costs

	Policy acquisition costs relating to unearned premiums, consisting of commissions, taxes and other underwriting expenses incurred at the policy issuance, are deferred and amortized over the period in which the related premiums are earned, the amount being reduced by any potential premium deficiency. If any potential premium deficiency exists, it represents future estimated losses, loss adjustment expenses and amortization of deferred acquisition costs in excess of the related unearned premiums. There was no premium deficiency in 1995, 1994 and 1993. In determining whether a premium deficiency exists, the Company considers anticipated investment income on unearned premiums.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993
(Thousands of Dollars)

NOTE A-Summary of Significant Accounting Policies - (continued)

6. Property and Equipment
	Property and equipment are stated at cost and are depreciated on the straight line method over the estimated useful lives of the assets using the following rates:


	 Percent
			Asset Classification
	Per Annum
Buildings.......................................	      2.5
Building improvements (prior to 1992)...........	      2.5
Building improvements (1992 and subsequent).....	      5.0
Equipment and office furniture..................	     10.0
EDP equipment and copiers.......................	     20.0
Automobiles.....................................	     33.3
	Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the related property and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income.

7. Amortization of Goodwill

	Goodwill, which represents the excess of the costs of purchased companies over the fair value of their net assets at dates of acquisition, is being amortized on the straight-line method over 10 years.

8. Losses and Loss Adjustment Expenses

	The liability for unpaid losses and loss adjustment expenses ("LAE") represents the accumulation of individual case estimates for reported losses and estimates for incurred but not reported ("IBNR") losses and loss adjustment expenses. Assumed losses and loss adjustment expenses are recorded as reported by the ceding organization with additional adjustments for IBNR. The liability for losses and loss adjustment expenses is intended to cover the ultimate net cost of all losses and loss adjustment expenses incurred through the balance sheet date. Liability estimates are continually reviewed and updated, and therefore, the ultimate liability may be more or less than the current estimate. The effects of changes in the estimates are included in the results of operations in the period in which the estimates are revised.

9. Unearned Premiums

	Insurance premiums are recognized as income ratably over the terms of the policies. Unearned premiums are determined by prorating policy premiums on a daily basis over the terms of the policies.

10. Income Taxes

	The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or rates, unless enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

11. Deferred Income

	Income consisting of expense reimbursements which include servicing carrier fees from Commonwealth Automobile Reinsurers ("C.A.R."), a state-mandated reinsurance mechanism, on policies written for C.A.R., is deferred and amortized over the term of the related insurance policies (see note F).
AR-22



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993
(Thousands of Dollars)

NOTE A-Summary of Significant Accounting Policies - (continued)

12. Net Earnings Per Common Share

	Net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the years ended December 31, 1995, 1994 and 1993 was 37,632,236,
38,000,000 and 38,000,000, respectively.

13. Treasury Stock

	On May 19, 1995, the Board of Directors of the Company, announced the approval of a stock buyback program of up to three million shares. Through December 31, 1995, the Company had purchased 1,263,433 shares of Treasury Stock under this program.

NOTE B-Investments and Investment Income

1. Fixed Maturities
	The amortized cost and estimated fair market values of
investments in fixed maturities are as follows:
								    Gross
Gross	       Estimated
						Amortized	 Unrealized
Unrealized	Fair Market
						   Cost   	    Gains
Losses          Value

At December 31, 1995:
  GNMA mortgage-backed bonds......	$220,589	  $  2,422	    $
(1,638)	 $221,373
  Obligations of states and
   political subdivisions.........	 580,719	    16,204
(3,019)	  593,904
       Totals.....................	$801,308	  $ 18,626	    $
(4,657)	 $815,277

At December 31, 1994:
  GNMA mortgage-backed bonds......	$250,507	  $     51
$(17,271)	 $233,287
  Obligations of states and
   political subdivisions.........	 550,869	     1,182
(40,328)	  511,723
       Totals.....................	$801,376	  $  1,233
$(57,599)	 $745,010

	Proceeds from sales of investments in fixed maturities, gross gains, and gross losses realized on those sales were as follows:
									Proceeds
Gross	       Gross
									  From
Realized	      Realized
									 Sales
Gains  	       Losses
For the year ended December 31, 1995:
  GNMA mortgage-backed bonds.........................	$    -
$    -  		$     -
  Obligations of states and political subdivisions...	  72,287
2,340		     (695)
       Totals........................................	$ 72,287
$  2,340		$    (695)

For the year ended December 31, 1994:
  GNMA mortgage-backed bonds.........................	$    -
$    -    	$    -
  Obligations of states and political subdivisions...	 123,127
9,509  	     (58)
       Totals........................................	$123,127
$  9,509  	$    (58)

For the year ended December 31, 1993:
  GNMA mortgage-backed bonds.........................	$    -
$    -    	$    -
  Obligations of states and political subdivisions...	  89,936
3,842  	     -
       Totals........................................	$ 89,936
$  3,842  	$    -

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993
(Thousands of Dollars)

NOTE B-Investments and Investment Income - (continued)

	The amortized cost and approximate fair market value of fixed maturities at December 31, 1995 and 1994, by contractual maturity, are as follows:

								          1995
	       1994
								        	    Fair
	               Fair
								    Amortized
Market	 Amortized	   Market
								      Cost      Value
	   Cost   	   Value
Obligations of states and political subdivisions:
Due in one year or less..........................  $    -  	  $    -
	 $    100	     100
Due after one year through five years............     1,130
1,149	       25	      26
Due after five years through ten years...........    19,956
20,183	    3,568	   3,493
Due after ten years..............................   559,633
572,572	  547,176	 508,104
								    580,719
593,904	  550,869	 511,723

GNMA mortgage-backed bonds.......................   220,589
221,373	  250,507	 233,287
Total fixed maturities...........................  $801,308
$815,277	 $801,376	$745,010
	Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

2. Equity Securities
	The cost and approximate fair market value of equity securities at December 31, 1995 and 1994, are as follows:

									1995
		1994
									     Fair
		     Fair
									     Market
		     Market
								  Cost     Value
	  Cost     Value

Non-redeemable preferred stocks.............	$111,597  $111,220
	$ 96,074  $ 85,574
Common stocks...............................	  28,560    40,359
	   8,043     9,656
								$140,157  $151,579
	$104,117  $ 95,230

3. Mortgage Loans on Real Estate

	At December 31, 1995 and 1994, mortgage loans on real estate consisted of the following:


	December 31,
										  1995
		1994

			Residential (1st Mortgages)............	$59,575
	    $41,690
			Residential (2nd Mortgages)............	    847
	      1,037
			Commercial (1st Mortgages).............	 15,804
	     16,871
			Commercial (2nd Mortgages).............	    217
	        257
										 76,443
	     59,855
			Allowance for possible loan losses.....	  2,660
	      2,824
			    Mortgage loans on real estate......	$73,783
	    $57,031

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993
(Thousands of Dollars)

NOTE B-Investments and Investment Income - (continued)

	Fair value of the Company's mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit and for the same remaining maturities. The future cash flows associated with certain non-performing loans are estimated based on expected payments from borrowers either through work out arrangements or the disposition of collateral. The fair value of mortgage loans on real estate at December 31, 1995 and 1994, prior to the allowance for possible loan losses, was $78,599 and $60,837, respectively, which was estimated by discounting the future cash flows of the mortgages.

	Fair value of collateral notes receivable at December 31, 1995 and 1994, prior to allowances, was $2,601 and $2,243, respectively, which was estimated by discounting the future cash flows of the collateral notes.

	At December 31, 1995 and 1994, mortgage loans which were on nonaccrual status were $2,727 and $2,395, respectively. The reduction in interest income associated with nonaccrual loans was $287, $223 and $396 for the years ended December 31, 1995, 1994 and 1993, respectively.

	The Company originates and services residential and commercial mortgages primarily in Massachusetts and generally its exposure is 80% or less of the appraised value of any collateralized real property. The ability and willingness of residential and commercial borrowers to honor their repayment commitments is generally dependent upon the level of overall economic activity and real estate values.

	A summary of the changes in the allowance for possible mortgage loan losses follows:

								      	Year
Ended December 31,
									  1995
1994		1993

		Balance, beginning of year..............	$ 2,824	  $
3,099	    $ 3,362
		  Provision for possible loan losses....	   (164)
(232)	      2,275
		  Loans charged off.....................	     -
(43)	     (2,538)
		Balance, end of year....................	$ 2,660	  $
2,824	    $ 3,099

	The following table describes mortgage principal balances by maturity and discloses over 90 days past due and foreclosure information:

									  1995
1994		1993
		Fixed Rate Mortgages Maturing:
		  One year or less......................	$   512	  $
307	    $   -
		  More than one year to five years......	    640
412	      1,451
		  Over five years.......................	 46,307
29,859	     29,837
		       Total Fixed Mortgages............	$47,459
$30,578	    $31,288

		Adjustable Rate Mortgages Maturing:
		  One year or less..................	$   -  	  $
-  	    $   -
		  More than one year to five years..	     79
183	        297
		  Over five years...................	 28,905
29,029	     33,113
		       Total Adjustable Mortgages...	$28,984
$29,212 	    $33,410

		Past due over 90 days...............	$ 2,727	  $
2,395 	    $ 3,629

		Mortgages in Foreclosure............	$   795	  $
700 	    $ 1,536

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993
(Thousands of Dollars)

NOTE B-Investments and Investment Income - (continued)

4. Net Investment Income

The components of net investment income were as follows:
										Year
ended December 31,
									  1995
1994	    1993

	Interest and dividends on fixed maturities...	$56,467
$50,000	  $42,516
	Dividends on equity securities...............	  8,486
7,426	    4,285
	Interest on short-term investments...........	  2,466
1,629	      958
	Interest on mortgage loans...................	  6,141
6,097	    6,585
	Other	.......................................	    478
208	      664
	         Total investment income.............	 74,038
65,360	   55,008
	Investment expenses..........................	  2,725
2,459	    1,940
	         Net investment income...............	$71,313
$62,901	  $53,068

5. Net Realized and Unrealized Investment Gains (Losses)
	Net realized investment gains and the net increases (decreases) in unrealized investment gains or losses, less applicable income tax expense, were as follows:

									Year ended
December 31,
								  1995	    1994
		1993

Net realized investment gains:
  Fixed maturities.............................	$    477	  $ 7,386
	    $  5,049
  Equity securities............................	     405	   38,845
	       5,074
  Other........................................	    (170)
(619)	      (2,617)
      Total....................................	$    712	  $45,612
	    $  7,506

Net increase (decrease) in unrealized gains (losses):
  Fixed maturities.............................	$ 70,335
$(83,843)	    $ 27,477
  Equity securities............................	  20,308
(49,687)	      13,199
  Related tax benefit (expense)................	 (31,725)	   46,888
	     (14,577)
      Total....................................	$ 58,918
$(86,642)	    $ 26,099


	A summary of accumulated unrealized gains and losses on equity securities and fixed maturity investments in 1995, 1994 and 1993 follows:
									Year ended
December 31,
								  1995	    1994
		1993

		Unrealized gains..................	$ 32,056	 $  3,520
	    $71,298
		Unrealized losses.................	  (6,665)
(68,773)	     (3,021)
		Tax benefit (expense).............	  (8,887)	   22,839
	    (24,049)
			Net unrealized gains
                   (losses)...................	$ 16,504
$(42,414)	    $44,228

NOTE C-Deferred Policy Acquisition Costs

	Policy acquisition costs incurred and amortized to income are as follows:

									Year ended
December 31,
								  1995	    1994
		1993

		Balance, beginning of year........	$  56,769	 $ 50,093
	   $ 55,442
		Costs deferred during the year....	  171,518	  164,091
	    144,846
		Amortization charged to expense...   (166,741)
(157,415)	   (150,195)
		Balance, end of year..............	$  61,546	 $ 56,769
	   $ 50,093

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993
(Thousands of Dollars)

NOTE D-Property and Equipment

	A summary of property and equipment at December 31, is as follows:


	1995		1994

			Buildings.................................
$27,077	    $23,566
			Equipment and office furniture............
21,436	     19,346
			Building improvements.....................
623	        587

49,136	     43,499
				Less accumulated depreciation.......
18,953	     16,184

30,183	     27,315
			Land......................................
798	        798
			Construction in progress..................        -
	      2,497

$30,981	    $30,610
	Depreciation expenses incurred were $3,151, $3,093 and $2,935 for the years ended December 31, 1995, 1994 and 1993, respectively. Depreciation expense is allocated between losses and loss adjustment expenses and policy acquistion costs.

NOTE E-Losses and Loss Adjustment Expenses
	Liabilities for unpaid losses and loss adjustment expenses at December 31, consist of:


	1995		1994

			Direct and assumed business...............
$662,591    $630,357
			Salvage and subrogation recoverable.......
(43,800)    (37,984)

$618,791    $592,373
	Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and LAE. Quarterly, the Company reviews these reserves internally. Regulations of the Division of Insurance require the Company to obtain annually a certification from either a qualified actuary or an approved loss reserve specialist that its loss and LAE reserves are reasonable.

	When a claim is reported to the Company, its claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. The amount of the reserve is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the type of loss. The estimate reflects the informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of the claims person. During the loss adjustment period, these estimates are revised as deemed necessary by the Company's claims department based on subsequent developments and periodic reviews of the cases.

	In accordance with industry practice, the Company also maintains reserves for estimated IBNR. IBNR reserves are determined on the basis of historical information and the experience of the Company. Adjustments to IBNR are made periodically to take into account changes in the volume of business written, claims frequency and severity, the mix of business, claims processing and other items that can be expected to affect the Company's liability for losses and LAE over time.
AR-27



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993
(Thousands of Dollars)

NOTE E-Losses and Loss Adjustment Expenses - (continued)

	When reviewing reserves, the Company analyzes historical data and estimates the impact of various factors such as (i) per claim information, (ii) the historical loss experience of the Company and industry and (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, changes in political attitudes and trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors.

	By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, the Company estimates the ultimate net liability for losses and LAE. After taking into account all relevant factors, management believes that the provision for losses and LAE at December 31, 1995 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability may be greater or lower than reserves. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods.

	Included in the loss reserve methodologies described above, are liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as oil spills and lead paint. Reserves have been established to cover these claims for both known and unknown losses. Because of the Company's limited exposure to these types of claims, management believes they will not have a material impact on the consolidated financial position of the Company. Loss reserves on environmental related claims amounted to $10,708 and $11,151 in 1995 and 1994, respectively.

	The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses, net of reinsurance deductions from all reinsurers including C.A.R., as shown in the Company's consolidated financial statements for the periods indicated.
										Year
ended December 31,
									  1995
1994		1993
											(in
thousands)

Reserves for losses and loss adjustment
 expenses, beginning of year.........................	$448,331
$415,613	   $316,261

 Incurred losses and loss adjustment expenses:
   Provision for insured events of the current year..	 442,027
435,713	    412,369
   Decrease in provision for insured events of
    prior years......................................	 (74,475)
(66,053)	    (38,410)
     Total incurred losses and loss adjustment
      expenses.......................................	 367,552
369,660	    373,959

Payments:
  Losses and loss adjustment expenses attributable
   to insured events of the current year.............	 184,182
188,002	    165,102
  Losses and loss adjustment expenses attributable
   to insured events of prior years..................	 145,028
148,940	    109,505
     Total payments..................................	 329,210
336,942	    274,607

Loss and loss adjustment expense reserves prior to
 effect of ceded reinsurance recoverable.............	 486,673
448,331	    415,613
Ceded reinsurance recoverable........................	 132,118
144,042	    152,184
Reserves for losses and loss adjustment expenses
 at the end of year per financial statements.........	$618,791
$592,373	   $567,797
AR-28



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993
(Thousands of Dollars)

NOTE E-Losses and Loss Adjustment Expenses - (continued)

	The decrease in provision for insured events of prior years, as a percentage of beginning reserves, was higher for the year ended December 31, 1995 and 1994 compared to 1993, primarily due to favorable loss development experienced by the Company, along with favorable development of reserves assumed from C.A.R. The decrease in provision for insured events of prior years, as a percentage of beginning reserves, was lower for the year ended December 31, 1993 primarily due to adverse development of a 1987 claim which was reserved for in 1993 substantially in excess of policy limits, a one-half percentage point increase in the reserve for LAE, partially offset by favorable loss development experienced by C.A.R. The Company's loss and LAE reserves reflects its share of the aggregate loss and LAE reserves of all Servicing Carriers (as defined below).

	The Company is a defendant in various legal actions arising from the normal course of its business. These proceedings are considered to be ordinary and incidental to operations or without foundation in fact. Management is of the opinion that these actions will not have a material adverse effect on the consolidated financial statements of the Company.

NOTE F-Reinsurance Activity

	The Company has reinsurance contracts for casualty and catastrophe coverages. These reinsurance arrangements minimize the Company's losses arising from large risks and protect the Company against numerous losses from a single occurrence or event. The Company also has a combined quota share and excess loss reinsurance contract on its other than automobile property business.

	From the inception, on September 30, 1993, through the third quarter of 1995, the Company's combined property quota share and excess loss reinsurance contract was written with five domestic reinsurance companies. Under the quota share portion of the arrangements, the reinsurers indemnified the Company for 36% of the loss and LAE, and paid a commission allowance based on the ratio of losses incurred to premiums earned. In exchange, the Company paid to the reinsurers 40% of the net premium pertaining to the related business. The maximum per occurrence loss reimbursement was $40.0 million and the maximum annual aggregate occurrence loss reimbursement was $60.0 million. Under the excess loss reinsurance portion of the arrangements, the Company reinsured each risk, retaining $125 and reinsuring 100% of the next $875.

	Effective September 30, 1995, the Company increased its coverage under the combined property quota share and excess loss reinsurance contract. The contract is now written with six domestic reinsurance companies. Under the quota share portion of the arrangements, the reinsurers indemnify the Company for 45% of the loss and LAE, and pay a commission allowance based on the ratio of losses incurred to premiums earned. In exchange, the Company pays to the reinsurers 49% of the net premium pertaining to the related business. The maximum per occurrence loss reimbursement is $50.0 million and the maximum annual aggregate occurrence loss reimbursement is $75.0 million. Under the excess loss reinsurance portion of the arrangements, the Company reinsures each risk, retaining $125 and reinsuring 100% of the next $875. This reinsurance contract is continuous, cancelable quarterly with ninety days notice.

	Effective March 1, 1995, through February 29, 1996, the Company had catastrophe reinsurance coverage for that portion of the loss not covered under the property quota share arrangement. Catastrophe reinsurance coverage was in force for approximately 88.0% of the amounts incurred for all property claims arising from a single event or occurrence up to a maximum loss of $100.0 million, after first subtracting property quota share losses. Coverage under the catastrophe program was as follows: a net retention of $5.0 million; 50.0% of the next $5.0 million; and, 95.0% of the next $90.0 million. Including the Company's retention, total catastrophe coverage is $100.0 million. This coverage was placed with a number of reinsurers, both foreign and domestic.

AR-29



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993
(Thousands of Dollars)

NOTE F-Reinsurance Activity - (continued)

	Effective March 1, 1996, the Company's catastrophe reinsurance program has been tailored in conjunction with the property quota share arrangement to provide catastrophe reinsurance protection at varying levels of losses.  The table below provides information depicting the approximate combined recoveries of all property reinsurance programs (catastrophe and quota share) at various loss scenarios if a catastrophe were to strike:
										 Net Loss
				  Total		Reinsurance		Retained
by
				  Loss 		 Recovery  		the
Company

				$ 25,000		  $ 11,300		  $13,700
				  50,000		    35,000		   15,000
				  75,000		    58,800		   16,200
				 100,000		    82,500		   17,500
				 125,000		   105,000		   20,000
				 150,000		   110,000		   40,000
	The Company will have no reinsurance recoveries for total loss amounts in excess of $150.0 million.

	Effective January 1, 1995, casualty reinsurance is on an excess of loss basis for any one event or occurrence with a maximum recovery of $4.0 million over a net retention of $1.0 million. This coverage is placed with Swiss Reinsurance America Corporation, formerly North American Reinsurance Corporation (rated A+ by A.M. Best).

	Effective January 1, 1995, all personal and commercial liability umbrella policies are reinsured on a 95% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $5.0 million.
This coverage is placed with American Reinsurance Corporation (rated A+ by A.M. Best).

	C.A.R., a state-mandated reinsurance mechanism, enables the Company and approximately 47 other writers of automobile insurance in Massachusetts ("Servicing Carriers") to reinsure any automobile risk that the insurer perceives to be underpriced at the premium level permitted by the Massachusetts Insurance Commissioner (the "Commissioner"). Servicing Carriers, which are responsible for over 99.0% of total direct premiums written for personal automobile insurance in Massachusetts, are required to offer automobile insurance coverage to all eligible applicants pursuant to "take-all-comers" regulations, but may reinsure undesirable business with C.A.R.

	The Company pays to C.A.R. all of the premiums generated by the policies it has ceded and C.A.R. reimburses the Company for all losses incurred on account of ceded policies. In addition, the Company receives a fee for servicing ceded policies based on the expense structure established by C.A.R. For the years ended December 31, 1995, 1994 and 1993, these servicing fees amounted to $21,669, $14,282 and $16,395, respectively.

	C.A.R. has annually generated multi-million dollar underwriting losses in both the personal and commercial pools since its inception. The Company is required to share in the underwriting results of C.A.R. business for its respective product lines. Under current regulations, the Company's share of C.A.R. personal or commercial deficit is based upon its market share for retained automobile risks for the particular pool, adjusted by a "utilization" concept, such that, in general, the Company is disproportionately and adversely affected if its relative use of C.A.R. reinsurance exceeds that of the industry, and favorably affected if its relative use of C.A.R. reinsurance is less than that of the industry. During 1995, 1994 and 1993, the Company's net participation in the C.A.R. personal automobile pool approximated 16.0%, 16.0% and 14.3%, respectively.




AR-30



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993
(Thousands of Dollars)

NOTE F-Reinsurance Activity - (continued)

	Written premiums, earned premiums, losses incurred and the liabilities for unearned premiums, unpaid losses ceded to and assumed from C.A.R. and other receivables from C.A.R. were as follows:
			    				Year ended December 31,

			    	     1995              	     1994
1993
			     Ceded      Assumed	     Ceded      Assumed
Ceded       Assumed

Income Statement
 Written premiums... $ 82,814	   $ 92,249	   $100,583	    $93,785
$ 75,285	    $66,334
 Earned premiums....   92,664	     90,609	     87,585	     77,832
81,335	     72,356
 Losses incurred....   75,475	     87,786	     81,217	     63,842
72,235	     66,575

Balance Sheet
 Unearned premiums..   39,158	     45,446	     49,008	     43,806
36,010	     27,853
 Unpaid losses......  126,555	    110,003	    138,356	     95,290
149,470	     88,179
 Other receivables
  from C.A.R........   34,411	        -  	     27,454	        -
34,832	        -
Residual Market
 Receivable.........  200,124         -  	    214,818	        -
220,312	        -
	In accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", the company must present assets and liabilities gross of reinsurance.
The Residual Market Receivable represents the gross amount of reinsurance recoverable from C.A.R. including unpaid losses, unearned premiums, paid losses recoverable and unpaid ceded and assumed premiums.

	The current C.A.R. utilization-based participation ratio has been in place for the personal automobile market since 1993. During 1995, 1994 and 1993, the Company's amount of personal automobile risks it reinsured through C.A.R. approximated 11.0%, 14.0% and 9.0%, respectively.

	Earned premiums and losses and loss adjustment expenses are
stated in the accompanying consolidated financial statements after deductions for ceded reinsurance.  Those deductions for reinsurance other than C.A.R. are as follows:
									Year ended
December 31,
								  1995
	1994		1993

Earned premiums ceded..........................	 $28,056
$28,278	   $18,855
Losses and loss adjustment expenses ceded......	  21,454
17,936	     5,120
	The Company, as primary insurer, would be required to pay losses in their entirety in the event that the reinsurers were unable to discharge their obligations under the reinsurance agreements.

NOTE G-Income Taxes

	The Company and its subsidiaries file a consolidated federal income tax return.

	The Federal income tax expense (benefit) consisted of the following:
									Year ended
December 31,

								  1995
	1994		1993
			Current......................	$34,891
$54,181	    $32,106
			Deferred.....................	  4,650
(4,776)     (5,776)
								$39,541
$49,405	    $26,330
AR-31

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993
(Thousands of Dollars)

NOTE G-Income Taxes - (continued)
	Deferred taxes arise from temporary differences in the bases of assets and liabilities for tax and financial statement purposes. The sources of these differences and the related tax effects consisted of the following:

										Year
ended December 31,
									  1995
	1994		1993

  Deferred policy acquisition costs..................	$  5,087
$ (1,683)   $(1,317)
  Unearned premiums..................................	  (1,560)
(488)    (1,481)
  Salvage and subrogation recoverable................	     151
356	       454
  Discounting of loss reserves.......................	    (370)
(983)    (5,464)
  Tax depreciation in excess of book depreciation....	     205
108	       211
  Book value rights/book value awards/stock
   appreciation rights...............................	     334
773        (34)
  Bad debt expense...................................	      92
145	       416
  Deferred items not included above..................	     237
(3,327)       595
  Call option liability..............................	     -
329	     1,003
  Other..............................................	     474
(6)      (159)
        Deferred income tax (benefit)................	   4,650
(4,776)    (5,776)
  Change in unrealized gains (losses)................	  31,726
(46,888)    14,577
        Change in deferred tax liability(asset)......	$ 36,376
$(51,664)   $ 8,801
	Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. Deferred tax assets were comprised of the following components at December 31, 1995 and 1994:

1995		1994

Deferred policy acquisition costs..............................  $
18,513	$ 13,426
Unearned premiums..............................................
(16,235)	 (14,675)
Salvage and subrogation recoverable............................
1,982	   1,831
Discounting of loss reserves...................................
(20,846)	 (20,476)
Tax depreciation in excess of book depreciation................
2,513	   2,308
Book value rights/book value awards/stock appreciation rights..
1,601	   1,267
Bad debt allowances............................................
(1,032)	  (1,124)
Unrealized gains (losses)......................................
8,887 	 (22,839)
Deferred items not included above..............................
2,550 	   2,313
Other..........................................................
652	     178
	Deferred tax asset.......................................  $
(1,415)	$(37,791)
	Federal income tax on income is less than the amount computed by applying the statutory rate of 35% for the years ended 1995, 1994 and 1993 for the following reasons:

								Year ended December
31,
					   1995            	   1994
	            1993

Tax at statutory rate..	  $52,410	  35.0%	  $60,196	    35.0%
		$35,576    35.0%
Tax exempt interest....	  (11,067)	  (7.4)	   (8,836)	    (5.2)
	       (8,271)   (8.1)
Other..................	   (1,802)	  (1.2)	   (1,955)	    (1.1)
	         (975)   (1.0)
Tax at effective rate..	  $39,541	  26.4%	  $49,405	    28.7%
	      $26,330    25.9%

AR-32



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993
(Thousands of Dollars)

NOTE H-Related Party Transactions

	One Director of the Company was a principal of several independent insurance agencies which are licensed to write various lines of insurance on behalf of the Company. This Director sold these agencies during 1994. The agencies received a standard commission for the premiums written in an amount determined by the Company on a competitive basis. Total commissions paid to the agencies during the year ended December 31, 1994, were $1,010. The Company also purchased certain insurance coverages through one of the agencies and paid premiums for these policies of $217 in 1994.

	Two Directors of the Company are trustees of a real estate trust which had mortgage loans with the Company. These mortgage loans had an aggregate outstanding principal balance of $226 at December 31, 1993 and were collateralized by real estate. These loans were paid in full in January 1994.

	During 1992, the Company insured a mortgage note in the principal amount of $28,750 issued by a corporation to a bank. Two directors of the Company, were, with others, guarantors of this note. The Company's liability under this insurance policy, which expired on October 15, 1995, was $12,000. For this insurance, the Company received the full premium of $1,080 in 1992.

	The Company has made loans to insurance agencies with which the Company transacts business on a regular basis. At December 31, 1995, thirteen of these loans which had an aggregate outstanding principal balance of $2,138 were collateralized by the assets of the agencies.
At December 31, 1994, fifteen of these loans which had an aggregate outstanding principal balance of $2,059 were collateralized by the assets of the agencies. Mortgage loans to agents collateralized by real estate had an aggregate outstanding balance of $323 and $1,729 at December 31, 1995 and 1994, respectively.

NOTE I-Employee Stock Ownership Plan

	The Company offers an Employee Stock Ownership Plan ("E.S.O.P.") for the benefit of substantially all employees, including those of the Company's subsidiaries. The Plan is noncontributory on the part of participants and contributions are made at the discretion of the Board of Directors. The Company is under no obligation to make contributions or maintain the Plan for any length of time, and may completely discontinue or terminate the Plan at any time without liability.

	Contributions by the Company and subsidiaries to the Plan for the years ending December 31, 1995, 1994 and 1993 were $5,729, $5,430 and $5,169, respectively.

NOTE J-Stockholders' Equity

Book Value Rights, Book Value Awards and Stock Appreciation Rights
Program

	The Board of Directors authorizes a Book Value Rights Program which provides for the payment of awards in cash to key employees based upon increases in the book value of the Company's Common Stock at the end of the program period, which is December 31st of the third year after the rights have been granted. The Board of Directors authorized advance payments of $1,888 in December, 1995 applicable to Book Value Rights maturing in 1996, $1,929 in December, 1994 applicable to Book Value Rights maturing in 1995 and 1996 and $5,566 in December, 1993 applicable to Book Value Rights maturing in 1994 and 1995.

AR-33



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993
(Thousands of Dollars Except Per Share Data)

NOTE J-Stockholders' Equity - (continued)

	Rights issued relating to the program based upon increases in book value totalled 1,300,664 in 1993. Expenses relating to this Book Value Rights Program were $3,738, $4,579 and $5,423 in 1995,
1994 and 1993, respectively.

	The Management Incentive Plan approved by the Company's stockholders in May, 1994 provides for the award of up to 2,500,000 shares of common stock or equivalent units (subject to anti-dilution adjustments) in the form of incentive stock options, non-qualified stock options, book value awards, stock appreciation rights, restricted stock and performance stock units. All directors, officers and other senior management employees of the Company or any of its subsidiaries are eligible to participate in this Management Incentive Plan. Book value awards issued relating to this Plan totalled 605,924 and 375,104 in 1995 and 1994, respectively. Stock appreciation rights issued also relating to this Plan totalled 680,006 and 668,257 in 1995 and 1994, respectively. Expenses relating to book value awards and stock appreciation rights were $714 and $366, respectively, in 1995.

Stock Dividend

	On December 4, 1993, the Company effected a 2 for 1 common stock split in the form of a stock dividend, resulting in the issuance of 19,000,000 additional shares of common stock and the transfer of $10,400 from retained earnings.

NOTE K-Net Capital Requirements

	The insurance companies included in the consolidated financial statements are subject to the financial capacity guidelines established by their respective state Divisions of Insurance. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders must file a report with the Commissioner. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 1995, 1994 and 1993.

	In September 1993, ownership of both Commerce and Citation was transferred to CHI, a subsidiary of the Company. To the extent Commerce and Citation are restricted from paying dividends to CHI, CHI will be limited in its ability to pay dividends to the Company.
On this basis, the Company's ability to pay dividends to its stockholders is limited. During 1995, Commerce and Citation paid $29,845 and $4,950 in dividends, respectively, to CHI; CHI then paid $34,650 to the Company in March 1995. During 1994, Commerce and Citation paid $23,500 and $1,100 in dividends, respectively, to CHI; CHI then paid $23,625 to the Company in March 1994.

	The Board of Directors of the Company voted to declare four quarterly dividends to stockholders of record totaling $.23 in 1995. On May 19, 1995 the Board voted to increase the quarterly stockholder dividend by 20% to $.06 per share to stockholders of record on June 2, 1995. Prior to that declaration, the Company had paid quarterly dividends of $.05 per share dating back to May 20, 1994 when the Board voted to declare the first cash dividend in the Company's history to stockholders of record on June 3, 1994.

	At the same May 19, 1995 meeting, the Board of Directors of the Company authorized a stock buyback program of up to three million shares of The Commerce Group, Inc. Common Stock. Through December
31, 1995, the Company had purchased 1,263,433 shares of Treasury
Stock under this program.
AR-34



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993
(Thousands of Dollars)
NOTE L-Statutory Balances

	Following is a GAAP to Statutory reconciliation for both earnings and policyholders surplus for the combined operations of Commerce and
Citation:

					     	      1995          	   1994
1993
					     Earnings    Equity   Earnings
Equity  Earnings    Equity

GAAP.............................. $110,450  $512,875   $113,892
$378,301  $79,837   $351,631
Deferred income taxes.............    4,152    (2,650)   (10,051)
(38,180)  (2,916)    13,668
Deferred acquisition costs........   (6,034)  (61,546)    (6,676)
(56,769)   5,349    (50,093)
Bonds-book versus market..........      -     (14,432)       -
56,366      -      (27,556)
Preferred stock-market versus
 book.............................      -      (1,607)       -
(1,081)     -         (585)
Deferred income...................   (1,496)    6,766      4,321
11,575   (1,033)     7,254
Statutory reserve over statement
 reserves.........................      -      (1,940)       -
(437)     -       (3,688)
Non admitted assets...............      -         -          -
-        -       (6,000)
Goodwill in subsidiary............      (97)    2,806        -
-        -          -
Difference in GAAP to statutory
 net income in subsidiary.........      (74)      -          -
-        -          -
Other.............................       (4)     (162)       -
-         87        -
					       (3,553)  (72,765)   (12,406)
(28,526)   1,487    (67,000)
Statutory.........................  106,897   440,110    101,486
349,775   81,324    284,631

Less subsidiary net loss from
 January 1, 1995 through
 August 30, 1995..................      429       -          -
-        -          -

Adjusted statutory................ $107,326  $440,110   $101,486
$349,775  $81,324   $284,631

NOTE M-Segment Information
	Selected information by industry segment for 1995, 1994 and 1993 is summarized as follows:
										Earnings
Before	Identifiable
								Revenue	  Income
Taxes 	   Assets

1995
  Property and casualty insurance............	$677,057
$151,832	 $1,472,363
  Real estate and commercial lending.........	   6,967
4,670	     81,662
  Corporate and other........................	      11
(6,760)	        719
	Consolidated...........................	$684,035
$149,742	 $1,554,744

1994
  Property and casualty insurance............	$690,844
$172,434	 $1,312,262
  Real estate and commercial lending.........	   4,228
4,643	     65,757
  Corporate and other........................	   3,991
(5,089)	       (639)
	Consolidated...........................	$699,063
$171,988	 $1,377,380

1993
  Property and casualty insurance............	$617,389
$101,325	 $1,213,736
  Real estate and commercial lending.........	   5,317
5,559	     64,755
  Corporate and other........................	   3,094
(5,238)	     11,522
	Consolidated...........................	$625,800
$101,646	 $1,290,013
AR-35



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993
(Thousands of Dollars Except Per Share Data)
NOTE N-Supplement to Consolidated Statements of Cash Flows

Disclosure of cash flow information:
									     	Year ended
December 31,
									      1995
	 1994		 1993

Cash paid during the year for:
  Federal and state income taxes........................ $43,658
$48,140     $36,158
  State premium and related taxes of insurance
   subsidiaries.........................................  15,592
15,517      14,503
	During the years ended December 31, 1995, 1994 and 1993, the Company acquired property through foreclosure of mortgages held with remaining principle balances at the time of foreclosure of $641, $1,930 and $2,013, respectively.

NOTE O-Insolvency Fund Assessments

	As provided in the statutes, insurance companies which write business in Massachusetts are assessed for losses attributable to the insolvency of other insurance companies by the Massachusetts Insurers Insolvency Fund ("M.I.I.F."). From its inception, through December 31, 1995, the M.I.I.F. has approved assessments totaling $130,888, of which the Company's share was approximately $7,081 before taxes, and $4,667 after taxes. It is anticipated that there will be additional assessments from time to time relating to various insolvencies. By statute, no insurer may be assessed in any year an amount greater than two percent of that insurer's net direct written premiums for the calendar year preceding the assessment. Although the timing and amounts of any such assessments are not known, management is of the opinion that such assessments will not have a material effect on the consolidated financial position of the Company. The Company's policy is to record these assessments as assessed. According to statute, the assessed insurance companies have the right to recoup amounts paid to the M.I.I.F., over a reasonable length of time, through premium rates approved by the Commissioner. The Company's policy is to record the recovery of the assessed amounts as received. Assessments by the M.I.I.F. for the years ended December 31, 1995, 1994 and 1993 were $338, $331 and $0 respectively.

NOTE P-Quarterly Results of Operations (Unaudited)
An unaudited summary of the Company's 1995 quarterly performance is as follows:

								   FIRST      SECOND
THIRD     FOURTH
								  QUARTER     QUARTER
QUARTER    QUARTER

Total revenues.................................	 $164,462    $167,374
$174,259   $177,940
Net earnings...................................    22,271      29,287
28,847     29,796
Net earnings per weighted average common
  share (primary and fully diluted)............      0.59        0.77
0.77       0.80
NOTE Q-Subsequent Events

	In January, 1996, the Company was granted approval to offer their customers safe driver deviations of 10 percent to drivers with SDIP classifications of either Step 9 or 10. These are the two best driver SDIP classifications in Massachusetts, representing drivers with no accidents or not more than one minor violation in the last six years.

SELECTED CONSOLIDATED FINANCIAL DATA

	The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.  This financial data has been extracted from financial statements audited by Coopers & Lybrand
L.L.P.  All dollar amounts set forth in the following tables are in thousands except per share data.
									Year Ended
December 31,
						  1995	   1994	   1993
	   1992	   1991

Statement of Earnings Data:
  Net premiums written...........	$  603,421   $  589,197  $
563,416  $  508,847  $  310,999
  Increase in unearned premiums..	   (10,831)     (17,144)
(14,856)    (98,353)    (30,193)
  Earned premiums................	   592,590      572,053
548,560     410,494     280,806
  Net investment income..........	    71,313       62,901
53,068      39,223      31,951
  Premium finance fees...........	    19,420       18,497
16,666      13,916      11,346
  Net realized investment gains..	       712       45,612
7,506       1,537       3,153
       Total revenues............	   684,035      699,063
625,800     465,170     327,256

  Losses and loss adjustment
   expenses......................	   367,552      369,660
373,959     271,789     173,384
  Policy acquisition costs.......	   166,741      157,415
150,195     117,833      78,813
       Total expenses............	   534,293      527,075
524,154     389,622     252,197

Other income
  Withdrawing companies'
   settlements...................	       -            -           -
43,168         -
  Earnings before income taxes...	   149,742      171,988
101,646     118,716      75,059
  Income taxes...................	    39,541       49,405
26,330      34,411      22,645
       Net earnings..............	$  110,201   $  122,583  $
75,316  $   84,305  $   52,414

Per Share Data:
       Net earnings per share....	$     2.93   $     3.23  $
1.98  $     2.23  $     1.38

Weighted average number of
 shares outstanding..............   37,632,236   38,000,000
38,000,000  37,852,108  38,077,972

									Year Ended
December 31,
						    1995	     1994	     1993
	     1992	     1991

Balance Sheet Data:
  Total investments..............	$1,042,813   $  899,046  $
859,717  $  633,470  $  438,385
  Premiums receivable............	   127,243      102,529
95,262      68,724      58,068
  Total assets...................	 1,554,744    1,377,380
1,290,013   1,096,450     851,039
  Unpaid losses and loss
   adjustment expenses...........	   618,791      592,373
567,797     495,800     439,551
  Unearned premiums..............	   330,454      314,719
283,526     264,567     192,785
  Stockholders' equity...........	   549,714      413,589
383,348     281,933     181,474
  Stockholders' equity per share	     14.96        10.88
10.09        7.42        4.80

MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS
(Thousands of Dollars)

	The following exhibits depict the progress of the insurance
operations of the Company over the past fifteen years.  For these years of operation, net premiums written amounted to $3,372,275.
During this period, the average underwriting ratios (on a statutory basis) were 66.1% for losses and loss expenses and 27.3% for underwriting expenses resulting in an average combined ratio of
93.4%.  Total net investment income amounted to $471,383 or 14.0% of net premiums written.  Net realized gains were $73,077.
Stockholders' equity was $6,542 at the beginning of 1981 and
$485,725, at the end of 1995, resulting in an average annual increase of 34.5%.  The progress of the insurance operations during the most recent five year period, compared to the two previous five year periods, can best be illustrated by the following comparison:
											5
Year Period

									  1991-95
1986-90	    1981-85

Direct premiums written............................	$2,808,253
$1,412,076   $233,920

Net premiums written...............................	 2,575,880
645,173    151,222

Net investment income..............................	   339,642
108,901     22,840

Net realized gains.................................	    65,682
6,598        797

Stockholders' equity at end of period..............	   485,725
124,166     27,797

Underwriting ratios: (Statutory Basis)
  Losses and loss expenses to premiums earned......	      64.7%
70.8%      70.2%

  Underwriting expenses to net premiums written....	      27.8
24.8       28.9
	Combined ratio...............................	      92.5%
95.6%      99.1%

Increase in Stockholders' Equity...................	     291.2%
346.7%     324.9%


The insurance operations of the Company include the operating results of Commerce, its subsidiary company Western Pioneer and Citation. Citation commenced business in 1981 as a wholly-owned subsidiary of Commerce. On December 31, 1989 the ownership of Citation was transferred to The Commerce Group, Inc. Capital stock, paid-in capital and retained earnings of Commerce and Citation as of January 1, 1989 were combined due to the effect of the transfer in ownership of Citation to The Commerce Group, Inc. on December 31, 1989. In September 1993, ownership of both Commerce and Citation was transferred to CHI, a subsidiary of The Commerce Group, Inc.
Commerce acquired Western Pioneer on August 31, 1995. The combined balance sheets of these insurance subsidiaries appear on pages AR-39 and AR-40. The combined statements of earnings of insurance operations appear on pages AR-41 and AR-42.

MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

COMBINED BALANCE SHEETS OF INSURANCE SUBSIDIARIES
December 31,
(Thousands of Dollars)

							  1995	  1994
1993	 1992	     1991



ASSETS

Cash and short-term investments...... $   52,361  $    4,560  $
12,615  $   25,809  $ 11,190
Bonds, at market (at amortized cost
 prior to 1993)......................    815,277     745,010
649,491     505,565   329,935
Preferred stocks, at market (at
 amortized cost prior to 1993).......    111,220      85,574
80,059       2,261       869
Common stocks, at market.............     40,359       9,656
47,462      43,545    30,055
Mortgage loans on real estate........     31,404      35,715
42,042      60,697    66,122
Investments in real estate...........        348         118         -
-         -
Premium balances receivable..........    126,090     101,529
94,333      67,876    55,510
Investment income receivable.........     14,387      13,285
10,205       9,710     6,063
Residual market receivable...........    200,124     214,818
220,312     274,426   277,196
Reinsurance receivable...............     21,897      16,892
12,868         365       -
Deferred acquisition costs...........     61,546      56,769
50,093      55,442    33,981
Current income taxes.................        -           -           -
-         -
Deferred income taxes................      2,100      38,180         -
-         883
Real estate, furniture and equipment.     24,294      25,128
22,371      23,183    24,163
	 Total assets.................. $1,501,407  $1,347,234
$1,241,851  $1,068,879  $835,967

LIABILITIES

Unpaid losses and loss expenses...... $  618,791  $  592,373  $
567,797  $  495,800  $439,551
Unearned premiums....................    330,454     314,719
283,526     264,567   192,785
Notes payable........................        -           -           -
-         -
Deferred income......................      8,954      10,451
7,351       8,384    12,918
Accounts payable, accrued and other
 liabilities.........................     28,737      41,136
13,010      20,863     7,677
Current income taxes.................      1,596      10,254
4,867       9,249     5,811
Deferred income taxes................        -           -
13,669       4,400       -
	 Total liabilities.............    988,532     968,933
890,220     803,263   658,742

STOCKHOLDERS' EQUITY

Capital stock........................      3,450       3,450
3,450       3,450     3,450
Paid-in capital......................     23,700      23,700
8,700       8,700     8,700
Retained earnings
  Balance, January 1.................    351,151     339,481
253,466     165,075   112,016
  Net earnings.......................    110,450     113,892
79,837      91,980    55,214
  Unrealized gains (losses) on
   investments.......................     58,919     (77,622)
21,928       9,811     2,545
  Dividends paid.....................    (34,795)    (24,600)
(15,750)    (13,400)   (4,700)
Balance, December 31.................    485,725     351,151
339,481     253,466   165,075
	 Total stockholders' equity....    512,875     378,301
351,631     265,616   177,225
						  $1,501,407  $1,347,234
$1,241,851  $1,068,879  $835,967

MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

COMBINED BALANCE SHEETS OF INSURANCE SUBSIDIARIES
December 31,
(Thousands of Dollars)

  1990      1989      1988      1987      1986      1985      1984
1983     1982      1981



ASSETS

$ 38,654  $ 84,308  $ 60,885  $ 21,051  $ 10,048  $ 11,802 $  7,953  $
3,864  $ 6,557  $ 4,496

 242,735   153,621   133,867   116,220    88,755    56,985   34,422
22,352   14,054   11,878

   1,010     1,324     1,606     2,295     6,755     9,956   10,837
7,986    4,759    4,059
   4,869     2,900     1,921     1,438       149       134    1,494
1,540    1,507    1,042
  56,124    52,244    42,882    15,931       -         -      7,825
5,860    3,555    2,517
     -         -         -         -         -         -        -
-        -        -
  57,733    56,713    33,727    19,329    11,817     8,194    6,028
5,430    2,810    1,295
   4,235     3,093     2,889     2,370     2,485     1,722    1,286
887      523      381
 290,440   268,951   198,177   132,725    87,178    50,327   29,187
20,513   13,000    9,513
     -         -         -         -         -         -        -
-        -        -
  27,273    22,702    15,699    10,898     7,129     5,417    3,968
3,057    1,731      919
     -         341       266       -       2,209     1,294      -
-        260      -
   1,666       -         -         -         -         -        -
-        -        -
  25,046    23,118     9,684     8,356     7,370     5,648    3,136
2,799    2,590    1,887
$749,785  $669,315  $501,603  $330,613  $223,895  $151,479 $106,136
$74,288  $51,346  $37,987

LIABILITIES

$403,752  $345,020  $270,628  $169,539  $113,513  $ 71,525 $ 44,425
$32,860  $23,154  $17,028
 175,334   174,345   118,079    84,876    55,378    36,024   23,585
14,190    9,496    5,856
   1,662     1,837     2,013     2,204     3,772     4,140    2,858
1,313    1,388    3,262
  20,264    23,689    23,307    11,058     7,503     4,208    3,173
1,658    1,302      701

  21,065    27,513    19,350    14,532     8,532     4,162    4,479
2,482    2,731    1,911
   3,542       -         -         470       -         -        418
1,487      -         67
     -       1,623     1,021     1,853     3,736     3,623    2,610
2,079    1,582      778
 625,619   574,027   434,398   284,532   192,434   123,682   81,548
56,069   39,653   29,603

STOCKHOLDERS' EQUITY

   3,450     3,450     2,350     2,350     2,350     2,350    2,350
2,250    2,000    1,700
   8,700     8,700     6,500     6,500     6,500     6,500    6,500
5,500    4,000    2,600

  83,138    62,877    37,231    22,611    18,947    15,738   10,469
5,693    4,084    2,992
  32,414    21,966    21,837    15,614     4,362     4,025    6,033
5,213    1,819    1,538

     (86)      645       321       (54)        7      (158)    (179)
63      198      (74)
  (3,450)   (2,350)   (1,034)     (940)     (705)     (658)    (585)
(500)    (408)    (372)
 112,016    83,138    58,355    37,231    22,611    18,947   15,738
10,469    5,693    4,084
 124,166    95,288    67,205    46,081    31,461    27,797   24,588
18,219   11,693    8,384
$749,785  $669,315  $501,603  $330,613  $223,895  $151,479 $106,136
$74,288  $51,346  $37,987

MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS
Year Ended December 31,
(Thousands of Dollars)

							  1995      1994      1993
1992      1991

Underwriting
  Direct premiums written..............	$626,666  $625,023
$601,289  $525,495  $429,780

  Net premiums written.................	$603,421  $589,197
$563,416  $508,847  $310,999
  Increase in unearned premiums........	  10,831    17,144
14,856    98,353    30,193
	Earned premiums..................	 592,590   572,053
548,560   410,494   280,806

Expenses
  Losses and loss expenses.............	 367,258   369,764
373,243   271,848   173,901
  Underwriting expenses................	 173,248   162,446
147,290   138,669    85,655
  (Increase) decrease in deferred
   acquisition costs...................	  (5,723)   (5,420)
1,796   (21,462)   (6,708)
	Total expenses...................	 534,783   526,790
522,329   389,055   252,848
Underwriting income (loss).............	  57,807    45,263
26,231    21,439    27,958
Net investment income..................	  91,609    81,434
69,354    53,419    43,826
Net realized investment gains (losses).	     720    32,025
13,040    12,368     7,529
							 150,136   158,722
108,625    87,226    79,313

Other income
  Withdrawing companies' settlements...	     -         -         -
43,168       -
Earnings before Federal income taxes...	 150,136   158,722
108,625   130,394    79,313
Federal income taxes (benefits)........	  39,686    44,830
28,788    38,414    24,099
Earnings before cumulative effect of
 change in accounting principle........	 110,450   113,892
79,837    91,980    55,214
Cumulative effect on prior years (to
 December 31, 1986) of changing to
 different method of accounting for
 income taxes..........................	     -         -         -
-         -
	NET EARNINGS.....................	$110,450  $113,892  $
79,837  $ 91,980  $ 55,214

Underwriting ratios: (Statutory basis)
  Losses and loss expenses to
   premiums earned.....................	  62.0%     64.6%     68.0%
66.2%     61.9%
  Underwriting expenses to net
   premiums written....................	  29.0      27.1      25.7
28.1      30.0
	Combined ratio...................	  91.0%     91.7%     93.7%
94.3%     91.9%
	Underwriting profit (loss).......	   9.0%      8.3%      6.3%
5.7%      8.1%

MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS
Year Ended December 31,
(Thousands of Dollars)
1990      1989      1988      1987     1986      1985     1984
1983     1982      1981


$401,077  $366,492  $306,469  $206,231 $131,807  $ 85,000  $65,699
$37,318  $26,854  $19,049

$219,936  $140,313  $124,923  $ 99,193 $ 60,808  $ 49,229  $33,943
$25,817  $25,056  $17,177
  34,692    12,655     9,678    13,428    6,775     6,392    2,137
2,258    1,902    1,573
 185,244   127,658   115,245    85,765   54,033    42,837   31,806
23,559   23,154   15,604


 125,219    88,564    80,203    65,299   44,205    33,548   19,567
15,242   15,923   10,535
  55,551    44,181    33,115    25,882   18,460    15,177   11,241
6,532    9,000    6,108

  (4,571)   (7,003)   (4,801)   (3,769)  (1,712)   (1,448)    (911)
(1,327)    (811)    (335)
 176,199   125,742   108,517    87,412   60,953    47,277   29,897
20,447   24,112   16,308
   9,045     1,916     6,728    (1,647)  (6,920)   (4,440)   1,909
3,112     (958)    (704)
  36,052    29,351    20,591    13,917    8,990     7,366    6,008
4,147    3,036    2,283
      74       618     2,298     3,423      185       336     (108)
314      158       97
  45,171    31,885    29,617    15,693    2,255     3,262    7,809
7,573    2,236    1,676


     -         -         -         -        -         -        -
-        -        -
  45,171    31,885    29,617    15,693    2,255     3,262    7,809
7,573    2,236    1,676
  12,757     9,919     7,780     2,987   (2,107)     (763)   1,776
2,360      417      138

  32,414    21,966    21,837    12,706    4,362     4,025    6,033
5,213    1,819    1,538



     -         -         -       2,908      -         -        -
-        -        -
$ 32,414  $ 21,966  $ 21,837  $ 15,614 $  4,362  $  4,025  $ 6,033  $
5,213  $ 1,819  $ 1,538



  65.7%    68.0%      69.5%     79.4%     83.5%     79.7%    63.6%
63.8%    69.8%    68.3%

  26.7     26.3       22.0      22.5      24.4      28.1     27.8
23.9     33.5     34.4
  92.4%    94.3%      91.5%    101.9%    107.9%    107.8%    91.4%
87.7%   103.3%   102.7%
   7.6%     5.7%       8.5%     (1.9%)    (7.9%)    (7.8%)    8.6%
12.3%    (3.3%)   (2.7%)

THE COMMERCE GROUP, INC.

DIRECTORS

Herman F. Becker.........................	President and owner,
Sterling Realty and Huguenot
	Development Corporation

Joseph A. Borski, Jr.....................	Self-employed Certified
Public Accountant

Eric G. Butler...........................	Retired Vice President-
General Claims Manager of
	Commerce and Citation

Henry J. Camosse.........................	Retired President, Henry
Camosse & Son Co., Inc., 							a
building and masonry supplies company

Gerald Fels..............................	Executive Vice President
and Chief Financial
	Officer of the Company

David R. Grenon..........................	Assistant Clerk and
Chairman of the Advisory Board
							of The Protector Group
Insurance Agency, Inc., a
							property and casualty
insurance agency.

Robert W. Harris.........................	Retired Treasurer, H.C.
Bartlett Insurance Agency,
	Inc.

Robert S. Howland........................	Retired Clerk, H.C.
Bartlett Insurance Agency,
	Inc.

John J. Kunkel...........................	Retired President and
Treasurer, Kunkel Buick and
							GMC Truck, retired
Treasurer, Kunkel Bus Company

Raymond J. Lauring.......................	Retired President, Lauring
Construction Company

Roger E. Lavoie..........................	Retired President and
Treasurer, Lavoie Toyota-
	Dodge, Inc.

Normand R. Marois........................	Chairman of the Board,
Marois Bros., Inc., a
	contracting firm

Suryakant M. Patel.......................	Physician specializing in
internal medicine

Arthur J. Remillard, Jr..................	President, Chief Executive
Officer, and Chairman
							of the Board of the Company

Arthur J. Remillard, III.................	Senior Vice President and
Assistant Clerk of
							the Company, Senior Vice
President of Commerce
							and Citation in charge of
Policyholder Benefits

Regan P. Remillard.......................	Senior Vice President -
General Counsel
							of the Company, President
and Secretary of
							Western Pioneer Insurance
Company

Antranig A. Sahagian.....................	Retired Owner, A. Sahagian
Service Center

Gurbachan Singh..........................	Physician specializing in
general surgery

John W. Spillane.........................	Clerk of the Company and
practicing attorney

DIRECTORS OF
COMMERCE HOLDINGS, INC.
The Commerce Insurance Company
Western Pioneer Insurance Company
Citation Insurance Company

Arthur J. Remillard, Jr................	President, Chief Executive
Officer and Chairman
							of the Board

Gerald Fels............................	Executive Vice President

Arthur J. Remillard, III (1)...........	Senior Vice President and
Clerk

Regan P. Remillard.....................	Senior Vice President -
General Counsel,
							President and Secretary of
Western Pioneer
							Insurance Company

David R. Grenon (1)....................	Assistant Clerk and
Chairman of the Advisory
							Board of The Protector
Group Insurance Agency

John M. Nelson (1).....................	Chairman and Chief
Executive Officer of Wyman-
							Gordan Company

Suryakant M. Patel (1).................	Physician specializing in
internal medicine

William G. Pike (1)....................	Executive Vice President
and Chief Financial
							Officer of Granite State
Bankshares, Inc.



DIRECTORS OF
BAY FINANCE COMPANY, INC.

Arthur J. Remillard, Jr................	President and Chairman of
the Board

Gerald Fels............................	Executive Vice President

John W. Spillane.......................	Clerk and practicing
attorney

Arthur J. Remillard, III...............	Assistant Clerk

Regan P. Remillard.....................	Senior Vice President



DIRECTORS OF
CLARK-PROUT INSURANCE AGENCY, INC.

Arthur J. Remillard, Jr................	President and Chairman of
the Board

Gerald Fels............................	Executive Vice President

John W. Spillane.......................	Clerk

Arthur J. Remillard, III...............	Assistant Clerk

Elizabeth M. Edwards...................	Vice President




(1) Commerce Holdings, Inc., The Commerce Insurance Company and
Citation Insurance Company
    only.
AR-44



THE COMMERCE GROUP, INC.

Commerce Holdings, Inc.
The Commerce Insurance Company
Citation Insurance Company
Bay Finance Company, Inc.
Clark-Prout Insurance Agency, Inc.


OFFICERS OF
THE COMMERCE GROUP, INC.

President, Chief Executive Officer and Chairman of the Board...
	Arthur J. Remillard, Jr.
Executive Vice President and Chief Financial Officer...........
	Gerald Fels
Senior Vice President and Assistant Clerk......................
	Arthur J. Remillard, III
Senior Vice President and General Counsel......................
	Regan P. Remillard
Senior Vice President..........................................
	Mary M. Fontaine
Assistant Vice President.......................................
	Robert E. McKenna
Clerk..........................................................
	John W. Spillane
Treasurer and Chief Accounting Officer.........................
	Randall V. Becker
Assistant Treasurer............................................
	Thomas A. Gaylord

* Officers of Subsidiaries

President, Chief Executive Officer and Chairman of the Board...
	Arthur J. Remillard, Jr.
Executive Vice President and Chief Financial Officer...........
	Gerald Fels
Senior Vice President..........................................
	Arthur J. Remillard, III
Senior Vice President and General Counsel......................
	Regan P. Remillard
Senior Vice Presidents.........................................
	David H. Cochrane

	Mary M. Fontaine

	Robert E. Longo

	Joyce B. Virostek
Vice Presidents................................................
	Peter J. Dignan

	Elizabeth M. Edwards

	Mark W. Rayla

	Angelos Spetseris

	Henry R. Whittier, Jr.
Assistant Vice Presidents......................................
	Burton C. Aaronson

	Robert M. Blackmer

	Stephen R. Clark

	Raymond J. DeSantis

	Warren S. Ehrlich

	John V. Kelly

	Ronald J. Lareau

	Karen A. Lussier

	Donald G. MacLean

	Robert E. McKenna

	Robert L. Mooney

	Kenneth E. Morrison

	Michael J. Richards
Treasurer......................................................
	Randall V. Becker
Assistant Treasurer............................................
	Thomas A. Gaylord

* Officers often hold positions with several operating subsidiaries. The titles listed represent their primary office as of March 8, 1996.




AR-45



Officers of Western Pioneer Insurance

President and Secretary........................................
	Regan P. Remillard
Chief Financial Officer........................................
	Albert E. Peters
Vice President.................................................
	Michael J. Marsh
Assistant Vice President.......................................
	Robert M. Keppel
Treasurer and Controller.......................................
	Joan M. Kelly

Stockholder Information

Annual Meeting

The annual meeting of stockholders will be held at 9:00 a.m. on Friday, May 17, 1996 at the Company's Claims Building, 11 Gore Road (Route 16), Webster, MA.

Form 10-K

Stockholders interested in the detailed information contained in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission, may obtain a copy without charge, by writing to the Assistant to the President at 211 Main Street, Webster, MA 01570.

Transfer Agent

The Commerce Group, Inc.
c/o The First National Bank of Boston
    Boston EquiServe, L.P.
Investor Relations
Mail Stop: 45-02-09
P.O. Box 644
Boston, MA 02102-0644
(617) 575-3100

Executive Offices

211 Main Street
Webster, MA 01570
(508) 943-9000

Trading of Common Stock

The Company's Common Stock began trading on the NYSE on March 31,
1995 under the symbol "CGI".  Prior to that, the Company's Common
Stock was traded on the NASDAQ National Market under the symbol
"COMG".

Independent Accountants

Coopers & Lybrand L.L.P.
One Post Office Square
Boston, MA 02109
(617) 478-5000








AR-46



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

EXHIBIT 22.1

ANNUAL STATEMENT FOR THE YEAR 1995 OF THE COMMERCE INSURANCE
COMPANY


THE COMMERCE GROUP, INC.
A MASSACHUSETTS CORPORATION
FID #04-2599931

	BAY FINANCE COMPANY, INC.
	A MASSACHUSETTS CORPORATION
	A WHOLLY-OWNED SUBSIDIARY
	FID #04-2671429

	CLARK-PROUT INSURANCE AGENCY
	A MASSACHUSETTS CORPORATION
	A WHOLLY-OWNED SUBSIDIARY
	FID #04-2397488

	COMMERCE HOLDINGS, INC.
	A MASSACHUSETTS CORPORATION
	A WHOLLY-OWNED INSURANCE HOLDING COMPANY
	FID #04-3207145

		THE COMMERCE INSURANCE COMPANY
		A MASSACHUSETTS CORPORATION
		A WHOLLY-OWNED SUBSIDIARY
		FID #04-2495247  NAIC #34754

			WESTERN PIONEER INSURANCE COMPANY
			A CALIFORNIA CORPORATION
			A WHOLLY-OWNED SUBSIDIARY
			FID #94-1137122  NAIC #13161

		CITATION INSURANCE COMPANY
		A MASSACHUSETTS CORPORATION
		A WHOLLY-OWNED SUBSIDIARY
		FID #04-2739876  NAIC #40274


















50