Form 10-Q
period 1996-03-31
COMMERCE GROUP INC /MA
filed 1996-05-14
CIK 811612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1996
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


As of May 1, 1996, the number of shares outstanding of the registrant's common stock (excluding Treasury Shares) was 36,356,252.

The Commerce Group, Inc.



Table of Contents




			Page No.
Part I - Financial Information

Consolidated Balance Sheets at
    March 31, 1996 (Unaudited) and December 31, 1995
 ..........................................................	  3

Consolidated Statements of Earnings for the
    Three Months Ended March 31, 1996 and 1995
(Unaudited)................................................	  4

Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 1996 and
1995(Unaudited).................................................	  5

Notes to Unaudited Consolidated Financial
Statements.............................................................	  6

Management's Discussion and
Analysis.....................................................................
 ...............	  7




Part II - Other Information


Item 6
    Exhibits and Reports on Form 8-
K............................................................................
 ..........	13

Signature................................................................
 ................................................................	13





- - 2 -

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)



                                                                                                           March 31,    December 31,
                                                                                                             1996          1995
                                                                                                         (Unaudited)
                                                           ASSETS
    Investments:
      Fixed maturities, at market (cost:  $845,765 in 1996 and $801,308 in 1995).......................   $  843,749    $  815,277
      Equity securities, at market (cost:  $178,224 in 1996 and $140,157 in 1995)......................      188,181       151,579
      Mortgage loans on real estate (less allowance for possible loan losses of $2,524 in 1996 and
        $2,660 in 1995)................................................................................       74,418        73,783
      Collateral notes receivable (less allowance of $513 in 1996 and 1995)............................        1,711         1,826
      Investments in real estate.......................................................................          -             348
          Total investments............................................................................    1,108,059     1,042,813

    Cash and cash equivalents..........................................................................       27,803        75,906
    Accrued investment income..........................................................................       14,763        14,633
    Premiums receivable (less allowance for doubtful receivables of $1,102 in 1996 and $1,103 in 1995).      187,648       127,243
    Deferred policy acquisition costs..................................................................       87,156        67,160
    Property and equipment, net of accumulated depreciation............................................       30,855        30,981
    Residual market receivable.........................................................................      193,720       200,124
    Due from reinsurers................................................................................       20,221        21,897
    Deferred income taxes..............................................................................       10,272         1,415
    Goodwill...........................................................................................        1,338         1,374

          Total assets.................................................................................   $1,681,835    $1,583,546


                                            LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
      Losses and loss adjustment expenses..............................................................   $  633,494    $  618,791
      Unearned premiums................................................................................      415,901       330,454
      Current income taxes.............................................................................        5,369         1,180
      Deferred income..................................................................................        9,186         8,954
      Contingent commissions accrued...................................................................       30,511        32,550
      Other liabilities and accrued expenses...........................................................       44,162        41,903

          Total liabilities............................................................................    1,138,623     1,033,832


    Stockholders' equity
      Preferred stock, authorized 5,000,000 shares at $1.00 par value; none issued in 1996 and 1995....          -             -
      Common stock, authorized 100,000,000 shares at $.50 par value;
        issued and outstanding 38,000,000 shares in 1996 and 1995......................................       19,000        19,000
      Paid-in capital..................................................................................       29,621        29,621
      Net unrealized gains on investments, net of income taxes of $2,779 in 1996 and $8,887 in 1995....        5,162        16,504
      Retained earnings................................................................................      521,354       508,948
												         575,137       574,073
       Treasury stock 1,643,748 shares in 1996 and 1,263,433 shares in 1995 ...........................      (31,925)      (24,359)

          Total stockholders' equity...................................................................      543,212       549,714

          Total liabilities and stockholders' equity...................................................   $1,681,835    $1,583,546






The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended March 31, 1996 and 1995
(Thousands of Dollars Except Per Share Data)
(Unaudited)

										       1996     		     1995
    Revenues
      Earned premiums .............................................................    $  151,736             $  142,414
      Net investment income........................................................        18,958                 17,405
      Premium finance fees.........................................................         4,019                  4,959
      Net realized investment losses...............................................          (911)                  (316)

               Total revenues......................................................       173,802                164,462

    Expenses
      Losses and loss adjustment expenses..........................................       123,122                 94,673
      Policy acquisition costs.....................................................        33,316                 40,274

               Total expenses......................................................       156,438                134,947


               Earnings before income taxes........................................        17,364                 29,515

    Income taxes...................................................................         2,771                  7,244

               NET EARNINGS........................................................    $   14,593             $   22,271


               NET EARNINGS PER COMMON SHARE.......................................    $      .40             $      .59

               WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING................    36,556,902             38,000,000
















The accompanying notes are an integral part of these consolidated financial statements.




- - 4 -

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1996 and 1995
(Thousands of Dollars)
(Unaudited)

												  1996		  1995

    Cash flows from operating activities:
      Net earnings......................................................................		$ 14,593 	$ 22,271
      Adjustments to reconcile net earnings to net cash provided by operating activities:
        Premiums receivable.............................................................		 (60,405)	 (38,310)
        Deferred policy acquisition costs...............................................		 (19,996)	 (13,603)
        Residual market receivable......................................................		   6,404 	 (10,274)
        Due to/from reinsurers..........................................................		   1,676 	     480
        Losses and loss adjustment expenses.............................................		  14,703 	   9,492
        Unearned premiums...............................................................		  85,447 	  61,660
        Current income taxes............................................................		   4,189 	     641
        Deferred income taxes...........................................................		  (2,750)	    (916)
        Deferred income.................................................................		     232 	     972
        Other liabilities and accrued expenses..........................................		     256 	   5,683
        Net realized investment losses..................................................		     911 	     316
        Other - net.....................................................................		   1,592		     670

               Net cash provided by operating activities................................		  46,852 	  39,082

    Cash flows from investing activities:
      Proceeds from  maturity of fixed  maturities......................................		  10,723 	   4,388
      Proceeds from sale of fixed  maturities...........................................		  10,304 	   8,145
      Purchase of fixed  maturities.....................................................		 (66,838)	  (9,404)
      Purchase of equity securities.....................................................		 (40,090)	      -
      Proceeds from sale of equity securities...........................................		   2,028 	      59
      Payments received on  mortgage loans on real estate...............................		   1,909 	   1,111
      Mortgage loans on real estate originated..........................................		  (2,799)	  (1,850)
      Payments received on collateral notes receivable..................................		      84 	     113
      Collateral notes receivable originated............................................		     -   	    (240)
      Proceeds from sale of real estate acquired by foreclosures........................		      92 	      84
      Purchase of property and equipment ...............................................		    (699)	  (1,722)
      Proceeds from sale of property and equipment......................................		      84 	      57

               Net cash provided by (used in) investing activities......................		 (85,202)	     741


    Cash flows from financing activities:
      Dividends paid to stockholders....................................................		  (2,187)	  (1,900)
      Purchase of treasury stock........................................................		  (7,566)	     -

               Net cash used in financing activities....................................		  (9,753)	  (1,900)



    Increase (decrease) in cash and cash equivalents....................................		 (48,103)	  37,923
    Cash and cash equivalents at beginning of period....................................		  75,906		  25,294
    Cash and cash equivalents at end of period..........................................		$ 27,803		$ 63,217






The accompanying notes are an integral part of these consolidated financial statements.

- - 5 -

The Commerce Group, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



 1.	The financial information has been prepared on a basis
consistent with the accounting principles reflected in the audited consolidated financial statements for the year ended December 31, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the Securities and Exchange Commission rules and regulations, although the Company believes the disclosures which have been made are adequate to make the information presented not misleading.

 2.	The information furnished includes all adjustments and
accruals consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.
Certain 1995 account balances have been reclassified to conform to the current year's presentation.

 3.	The  consolidated  financial  statements  should  be  read
in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

 4.	Neither the results for the three months ended March 31,
1996 nor comparison with the corresponding three months ended March 31, 1995 should be considered indicative of the results which may be expected for the year ending December
31, 1996.

 5.	In May 1995, the Board of Directors announced that it had
approved a stock buyback program of up to 3 million shares.
As of March 31, 1996, 1,643,748 shares of Treasury Stock were purchased under the program.

 6.	Disclosure of supplemental cash flow information:

									Three Months Ended
									   March 31,
									  1996      1995
	Cash paid during the period for:
	   Federal and state income taxes					$ 1,367	  $ 7,527
	   State premium and related taxes
	    of insurance subsidiaries       				  6,352	    6,142

	Non-cash investing and financing activities:
	   Real estate acquired by foreclosure				    -  	      534










- - 6 -

The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended March 31, 1996 compared to three months ended March 31, 1995

Direct premiums written during the first quarter of 1996, increased $33,664,000 or 16.2% to $241,520,000, as compared to the same period in 1995. The increase was primarily attributable to a $28,670,000 or 16.2% increase in direct premiums written for personal automobile insurance of which $7,479,000 was derived from the Company's California subsidiary, Western Pioneer Insurance Company. This increase in personal automobile direct premiums written resulted primarily from an increase of 30.6% in the number of Massachusetts personal automobile exposures written, offset by a 14.4% decrease in the average Massachusetts personal automobile premium per exposure (each vehicle insured). This was primarily the result of the Company's affinity group marketing programs, safe driver rate deviations and the 1996 state mandated rate decrease of 4.5%. In January 1996, the Company was granted approval to offer their customers safe driver deviations of 10%. For drivers who qualify, both group discount and safe driver deviations can be combined for up to a 19% reduction from state mandated rates. Direct premiums written for commercial automobile insurance decreased by $2,027,000, or 12.4%, due primarily to a 7.6% decrease in the number of policies written, as well as a 4.8% decrease in the average commercial automobile premium per policy. Direct premiums written for homeowners insurance (excluding Massachusetts Fair Plan) decreased by $70,000, or 0.7% due primarily to a 2.6% decrease in the number of policies written, offset by an increase in the average premium per policy of approximately 1.9%.

Net premiums written during the first quarter of 1996 increased $32,353,000 or 15.9% as compared to 1995. The increase in net premiums written was primarily due to changes in direct premiums written as described above, offset by the effect of reinsurance. Additionally, written premiums assumed from the Commonwealth Automobile Reinsurers ("C.A.R.") decreased $2,659,000 or 9.0% and written premiums ceded to C.A.R. decreased $320,000, or 1.2% as compared to the first quarter of 1995, as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance.

Earned premiums increased $9,322,000 or 6.5% during the first quarter of 1996 as compared to the same period of 1995. Earned premiums assumed from C.A.R. decreased $3,048,000, or 13.5% during the first quarter of 1996 compared to the same period in 1995. This was offset by an increase of $12,370,000, or 10.3% in earned premiums on all other business of which $6,958,000 was attributable to Western Pioneer.

Net investment income increased $1,553,000, or 8.9%, compared to the first quarter of 1995, principally as a result of an increase in average invested assets (at cost) of 7.9% as compared to the first quarter of 1995. Annualized net investment income as a percentage of total average investments was 7.3% during the three months ended March, 1996 as compared to 7.2% during the same period in 1995.





- - 7 -

The Commerce Group, Inc.

Premium finance fees decreased $940,000, or 19.0% during the first quarter of 1996 as compared to the same period in 1995.
The decrease was primarily attributable to a change from interest based finance fees to a "late payment" fee based system for personal automobile policies with effective dates of January 1, 1996 and forward. The change was in response to competitive forces that occurred in the Massachusetts marketplace.

Net realized investment losses totaled $911,000 during the first quarter of 1996 as compared to $316,000 for the same period in 1995. The realized losses in the first quarter of 1996 were primarily the result of sales of GNMA's and tax-exempt bonds.

Losses and loss adjustment expenses incurred as a percentage of insurance premiums earned ("loss ratio") increased to 81.5% for the first quarter of 1996 as compared to 66.4% for the same period in 1995. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile increased to 67.2% compared to 60.7% in the first quarter of 1995. This increase was primarily due to the adverse impact of the severe winter weather conditions experienced in the northeast coupled with a decrease in the personal automobile average premium rate. The average rate decrease was due to the effects of affinity group marketing programs, safe driver rate deviations and the 1996 state mandated rate decrease of 4.5%. The commercial automobile pure loss ratio increased to 70.8% compared to 55.0% during the first quarter of 1995. This increase was primarily due to adverse loss experience in the liability component on the retained commercial automobile business, as well as adverse loss experience on commercial automobile business assumed from C.A.R. For homeowners, the pure loss ratio increased to 142.2% compared to 67.2% during the first quarter of 1995. This increase was due to severe weather during the first quarter of 1996 as compared to mild weather during the same period in 1995.

Policy acquisition costs decreased by 17.3% during the first quarter of 1996 compared to the same period in 1995. The decrease in policy acquisition costs was primarily due to a decrease in agents profit sharing compensation resulting from the impact of adverse weather conditions on the Company's loss ratio, a decrease in the state mandated Massachusetts personal automobile commission rates and the impact of affinity group marketing service fee income. Agents' profit sharing compensation is based in part on the underwriting profits of agency business written with the Company. As a percentage of net premiums written, underwriting expenses (on a statutory basis) were 22.6% during the first quarter of 1996 as compared to 26.0% for the same period in 1995. This decrease was primarily attributable to the reasons as mentioned above.






- - 8 -

The Commerce Group, Inc.

The Company's effective tax rate was 16.0% for the first quarter of 1996 as compared to 24.5% for the same period in 1995. In both years the effective tax rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income. The 1996 rate was further reduced by the effect of equivalent tax-exempt interest in the first quarter of 1996 as compared to the same period in 1995 coupled with reduced earnings in the first quarter of 1996 (taxed at the 35% rate) as compared to the same period in 1995.

Net earnings decreased $7,678,000 during the first quarter of 1996 as compared to the same period in 1995, as a result of the factors mentioned above.


Liquidity and Capital Resources

The focus of the discussion of liquidity and capital resources is the Consolidated Balance Sheets on page 3 and the Consolidated Statements of Cash Flows on page 5. Stockholders' equity decreased by $6,502,000, or 1.2%, during the first three months of 1996. This decrease was the result of net earnings of $14,593,000, offset by the decrease in net unrealized gains, net of income taxes, on fixed maturities and equity securities of $11,342,000, dividends paid to stockholders of $2,187,000, and treasury stock purchased of $7,566,000. Total assets at March 31, 1996 increased by $98,289,000, or 6.2%, to $1,681,835,000 as compared to total assets of $1,583,546,000 at December 31, 1995. The majority of this growth was reflected in an increase in invested assets of $65,246,000 or 6.3%, $60,405,000 or 47.5% in premiums receivable, $19,996,000, or 29.8% in deferred policy acquisition costs, offset by a decrease in all other assets of $47,358,000.

As of March 31, 1996, the book value of the Company's fixed maturity portfolio exceeded its market value by $2,016,000 ($1,310,000 after taxes, or $.04 per share). At December 31, 1995 the market value of the Company's fixed maturity portfolio exceeded its book value by $13,969,000 ($9,080,000 after taxes, or $.24 per share).

The Company's liabilities totalled $1,138,623,000 at March 31, 1996 as compared to $1,033,832,000 at December 31, 1995. The
$104,791,000 or 10.1% increase was comprised of a $14,703,000 or
2.4% increase in losses and loss adjustment expenses, an increase of $85,447,000 or 25.9% in unearned premiums, and by a $4,641,000 or 5.5% increase in all other liabilities. These changes primarily resulted from the increase in personal automobile direct premiums written, as previously mentioned, coupled with the adverse impact of severe winter weather in the northeast.








- - 9 -

The Commerce Group, Inc.

The primary sources of the Company's liquidity are funds generated from insurance premiums, premium finance fees, net investment income and maturing investments as reflected in the Consolidated Statements of Cash Flows on page 5. In response to the changing competitive forces in the marketplace, the Company has eliminated interest based premium finance fees for both new and renewal personal automobile insurance policies with effective dates on or after January 1, 1996 and replaced it with a "late payment" fee based system. The impact of this change through the first quarter of 1996 has resulted in a 19.0% decrease in premium finance fees as compared to the same period in 1995.

The Company's operating activities provided net cash of $
46,852,000 in the first three months of 1996 as compared to $39,082,000 in 1995. These cash flows were primarily impacted by the Company's premium writings attributable to the affinity group marketing programs mentioned previously.

The net cash flows used in investing activities were primarily the result of purchases of fixed maturities and equity securities offset by proceeds from the sale and maturity of fixed maturities. Investing activities were funded by accumulated cash and cash provided by operating activities during 1996 and 1995.

Cash flows used in financing activities totaled $9,753,000 during the first three months of 1996 compared to $1,900,000 during the same period in 1995. This is primarily due to the purchase of 380,315 shares of Treasury Stock under the Company's stock buyback program.

The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. At March 31, 1996, the Company held cash and cash equivalents of approximately $27,803,000. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company relies upon dividends from its subsidiaries for its cash requirements. Every domestic insurance company seeking to make any dividend or other distributions to its stockholders must file a report with the Commissioner. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No domestic insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected.







- - 10 -

The Commerce Group, Inc.

Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns and matching of asset and liability cash flows, to optimize tax planning and to realize gains. This practice will continue in the future.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net written premiums to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's statutory premiums to surplus ratio was 1.62 to
1.00 and 1.77 to 1.00 for the twelve months ended March 31, 1996 and 1995, respectively.



Recent Significant Events

The Company continues to monitor acquisition opportunities consistent with a long term growth strategy to expand outside Massachusetts through acquisitions of smaller automobile insurance companies that are in need of capital, have established management in place and present significant growth opportunities in their market areas. The Company continues its pursuit of licenses in the states of New Hampshire and Rhode Island. In March 1996, the Company was notified that its application for a license in the state of Connecticut was approved, effective May 1, 1996.

The Company began a stock buyback program during the second quarter of 1995. The program, which was approved by the Board of Directors on May 19, 1995, authorizes the Company to purchase up to 3 million shares of Treasury Stock. Since the inception of the program through March 31, 1996, the Company has purchased 1,643,748 shares of Treasury Stock, of which, 380,315 shares were purchased during the first quarter of 1996. Additionally, the Company's Employee Stock Ownership Plan has purchased more than 225,000 shares in open market transactions since the buyback program was announced.

Also in the first quarter, the Company began eliminating interest based premium finance fees on new and renewal personal automobile insurance policies with effective dates on or after January 1, 1996. As a result, premium finance fees as a source of the Company's liquidity has decreased $940,000 or 19.0%.


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

- - 11 -

The Commerce Group, Inc.

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










































- - 12 -

The Commerce Group, Inc.


PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Form 8-K - none filed during the first quarter of 1996.
















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






- - 13 -

The Commerce Group, Inc.


PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Form 8-K - none filed during the first quarter of 1996.
















SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



							 THE COMMERCE GROUP, INC.





__
                                           Randall V. Becker
                                Treasurer and Chief Accounting
Officer







- - 13 -