Form 10-Q
period 1996-06-30
COMMERCE GROUP INC /MA
filed 1996-08-15
CIK 811612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended June 30, 1996            Commission File
Number 0-16882



       THE COMMERCE GROUP, INC.

(Exact name of registrant as specified in its charter)



             Massachusetts                           04-2599931
             (State or other                         IRS Employer
             jurisdiction                            Identification
             of Incorporation)                             No.)


  211 Main Street   Webster, Massachusetts       01570

                                      (Address of principal
executive offices)
(Zip Code)



Registrant's telephone number, including area code:    (508)
943-9000


Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90
days.                  Yes X    No___


As of August 1, 1996, the number of shares outstanding of the registrant's common stock (excluding Treasury Shares) was 36,339,452.


Page 1 of 16
<page




The Commerce Group, Inc.



Table of Contents




Page No.
Part I - Financial Information


Consolidated Balance Sheets at
    June 30, 1996 (Unaudited) and December 31,
1995............................................................
3

Consolidated Statements of Earnings for the
    Three and Six Months Ended June 30, 1996 and
1995(Unaudited)......................................           4

Consolidated Statements of Cash Flows for the
    Six Months Ended June 30, 1996 and
1995(Unaudited)......................................................
5

Notes to Unaudited Consolidated Financial
Statements............................................................
6

Management's Discussion and
Analysis................................................................
 ...................          7




Part II - Other Information


Item 4
    Results of Votes of Security
Holders.................................................................
 ..................        15


Item 6
    Exhibits and Reports on Form 8-
K.......................................................................
 ..............        16

Signature...............................................................
 ................................................................
16



- - 2 -
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)



June 30,    December 31,

1996          1995

(Unaudited)
                                                           ASSETS
    Investments:
      Fixed maturities, at market (cost:  $824,296 in 1996 and $801,308
in 1995).......................   $  818,398    $  815,277
      Equity securities, at market (cost:  $186,521 in 1996 and $140,157
in 1995)......................      196,020       151,579
      Mortgage loans on real estate (less allowance for possible loan losses of $2,373 in 1996 and
        $2,660 in
1995)...................................................................
 .............       73,679        73,783
      Collateral notes receivable (less allowance of $600 in 1996 and
$513 in 1995)....................        1,557         1,826
      Investments in real
estate..................................................................
 .....           46           348
          Total
investments.............................................................
 ...............    1,089,700     1,042,813

    Cash and cash
equivalents.............................................................
 .............       19,067        75,906
    Accrued investment
income..................................................................
 ........       14,649        14,633
    Premiums receivable (less allowance for doubtful receivables of
$1,096, in 1996 and $1,103 in 1995)      188,428       127,243
    Deferred policy acquisition
costs..................................................................
88,835        67,160
    Property and equipment, net of accumulated
depreciation............................................       30,790
30,981
    Residual market
receivable..............................................................
 ...........      191,055       200,124
    Due from
reinsurers..............................................................
 ..................       19,145        21,897
    Deferred income
taxes...................................................................
 ...........       10,355         1,415

Goodwill................................................................
 ...........................        1,303         1,374

          Total
assets..................................................................
 ...............   $1,653,327    $1,583,546


                                            LIABILITIES AND
STOCKHOLDERS' EQUITY
    Liabilities
      Losses and loss adjustment
expenses..............................................................
$  646,032    $  618,791
      Unearned
premiums................................................................
 ................      414,530       330,454
      Current income
taxes...................................................................
 ..........        3,548         1,180
      Deferred
income..................................................................
 ................        9,548         8,954
      Contingent commissions
accrued.................................................................
 ..       16,773        32,550
      Payable to securities
broker..................................................................
 ...        8,010           -
      Other liabilities and accrued
expenses...........................................................
7,644        41,903

          Total
liabilities.............................................................
 ...............    1,106,085     1,033,832


    Stockholders' equity
      Preferred stock, authorized 5,000,000 shares at $1.00 par value;
none issued in 1996 and 1995....          -             -
      Common stock, authorized 100,000,000 shares at $.50 par value;
        issued and outstanding 38,000,000 shares in 1996 and
1995......................................       19,000        19,000
      Paid-in
capital.................................................................
 .................       29,621        29,621
      Net unrealized gains on investments, net of income taxes of $1,260
in 1996 and $8,887 in 1995....        2,341        16,504
      Retained
earnings................................................................
 ................      528,534       508,948

579,496       574,073
       Treasury stock 1,660,548 shares in 1996 and 1,263,433 shares in
1995 ...........................      (32,254)      (24,359)

          Total stockholders'
equity..................................................................
 .      547,242       549,714

          Total liabilities and stockholders'
equity...................................................   $1,653,327
$1,583,546






The accompanying notes are an integral part of these consolidated financial statements.

- - 3 -
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Six Months Ended June 30, 1996 and 1995
(Thousands of Dollars Except Per Share Data)
(Unaudited)



Three Months Ended             Six Months Ended

June 30,                       June 30,

1996          1995              1996          1995
    Revenues
      Earned premiums ................................................
$  165,533    $  145,705        $  317,269    $  288,119
      Net investment income...........................................
19,472        17,250            38,430        34,655
      Premium finance fees............................................
2,265         4,876             6,284         9,835
      Net realized investment losses..................................
(822)         (457)           (1,733)         (773)

               Total revenues.........................................
186,448       167,374           360,250       331,836

    Expenses
      Losses and loss adjustment expenses.............................
122,402        85,727           245,524       180,400
      Policy acquisition costs........................................
44,165        41,788            77,481        82,062

               Total expenses.........................................
166,567       127,515           323,005       262,462


               Earnings before income taxes...........................
19,881        39,859            37,245        69,374

    Income taxes......................................................
3,616        10,572             6,387        17,816

               NET EARNINGS...........................................
$   16,265    $   29,287        $   30,858    $   51,558


               NET EARNINGS PER COMMON SHARE..........................
$      .45    $      .77        $      .85    $     1.36

               WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...
36,346,559    38,000,000        36,451,730    38,000,000



























The accompanying notes are an integral part of these consolidated financial statements.


- - 4 -
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1996 and 1995
(Thousands of Dollars)
(Unaudited)


1996		  1995

    Cash flows from operating activities:
      Net
earnings................................................................
 ......            $ 30,858         $ 51,558
      Adjustments to reconcile net earnings to net cash provided by operating activities:
        Premiums
receivable.............................................................
(61,185)         (38,122)
        Deferred policy acquisition
costs...............................................
(21,675)         (12,818)
        Residual market
receivable......................................................
9,069           (5,235)
        Due to/from
reinsurers..........................................................
2,752            1,030
        Losses and loss adjustment
expenses.............................................
27,241            7,014
        Unearned
premiums...............................................................
84,076           52,064
        Current income
taxes............................................................
2,368           (5,803)
        Deferred income
taxes...........................................................
(1,314)          (1,188)
        Deferred
income.................................................................
594              452
        Contingent
commissions..........................................................
(15,777)          (2,195)
        Other liabilities and accrued
expenses..........................................             (26,178)
(441)
        Net realized investment
losses..................................................
1,733              773
        Other -
net.....................................................................
2,739            1,505

               Net cash provided by operating
activities................................              35,301
48,594

    Cash flows from investing activities:
      Proceeds from  maturity of fixed
maturities......................................              74,228
10,815
      Proceeds from sale of fixed
maturities...........................................
26,590           16,472
      Purchase of fixed
maturities.....................................................
(126,120)         (38,754)
      Purchase of equity
securities.....................................................
(48,387)         (10,830)
      Proceeds from sale of equity
securities...........................................
2,028            5,091
      Payments received on  mortgage loans on real
estate...............................               4,577
2,460
      Mortgage loans on real estate
originated..........................................
(4,819)         (11,436)
      Mortgages sold to investors on the secondary
market...............................                 -
1,566
      Payments received on collateral notes
receivable..................................                 151
236
      Collateral notes receivable
originated............................................                 -
(240)
      Proceeds from sale of real estate acquired by
foreclosures........................                  92
275
      Purchase of property and equipment
 ...............................................              (1,420)
(2,256)
      Proceeds from sale of property and
equipment......................................                 107
91

               Net cash used in investing
activities....................................             (72,973)
(26,510)


    Cash flows from financing activities:
      Dividends paid to
stockholders....................................................
(11,272)          (4,180)
      Purchase of treasury
stock........................................................
(7,895)             -

               Net cash used in financing
activities....................................             (19,167)
(4,180)



    Increase (decrease) in cash and cash
equivalents....................................             (56,839)
17,904
    Cash and cash equivalents at beginning of
period....................................              75,906
5,485
    Cash and cash equivalents at end of
period..........................................            $ 19,067
$ 23,389





The accompanying notes are an integral part of these consolidated financial statements.

- - 5 -
<page


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

 4.	Neither the results for the six months ended June 30, 1996 nor comparison with the corresponding six months ended June 30, 1995 should be considered indicative of the results which may be expected for the year ending December 31, 1996.

 5.	In May 1995, the Board of Directors announced that it had approved a stock buyback program of up to 3 million shares. As of June 30, 1996, 1,660,548 shares of Treasury Stock were purchased under the program, of which 397,115 shares were purchased in 1996.

 6.	In May 1996, the Board of Directors of the Company voted to
increase its quarterly stockholder dividend from $0.06 per share to $0.25 per share.

 7.	Disclosure of supplemental cash flow information:

Six Months Ended

June 30,

1996      1995
      Cash paid during the period for:
         Federal and state income taxes
$ 5,374    $24,815
         State premium and related taxes
           of insurance subsidiaries
11,141      9,653

      Non-cash investing and financing activities:
         Real estate acquired by foreclosure
74        534







- - 6 -

The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended June 30, 1996 compared to three months ended June 30, 1995

Direct premiums written during the second quarter of 1996, increased $29,197,000 or 20.6% to $170,757,000, as compared to the same period in 1995. The increase was primarily attributable to a $23,959,000 increase in direct premiums written for Massachusetts personal automobile insurance and an increase of $6,577,000 which was derived from the Company's California subsidiary, Western Pioneer Insurance Company ("Western Pioneer"). The increase in Massachusetts personal automobile direct premiums written resulted primarily from an increase of 33.7 % in the number of personal automobile exposures written, offset by a 9.6% decrease in the average personal automobile premium per exposure (each vehicle insured). This was primarily the result of the Company's affinity group marketing programs, safe driver rate deviations and the effect of the 1996 state mandated rate decrease of 4.5%. In January 1996, the Company was granted approval to offer their customers safe driver deviations of 10%. For drivers who qualify, both group discount and safe driver deviations can be combined for up to a 19% reduction from state mandated rates. Direct premiums written for commercial automobile insurance decreased by $1,251,000, or 11.9%, due primarily to a 6.9% decrease in the number of policies written, as well as a 5.0% decrease in the average commercial automobile premium per policy.
Direct premiums written for homeowners insurance (excluding Massachusetts Fair Plan) increased by $155,000, or 1.2% due primarily to a 2.7% increase in the average premium per policy, offset by a decrease in the number of policies written of approximately 1.5%.

Net premiums written during the second quarter of 1996 increased $25,745,000 or 18.6% as compared to 1995. The increase in net premiums written was primarily due to changes in direct premiums written as described above, offset by the effect of reinsurance. Additionally, written premiums assumed from the Commonwealth Automobile Reinsurers ("C.A.R.") decreased $605,000 or 2.5% and written premiums ceded to C.A.R. decreased $1,600,000 or 7.5% as compared to the second quarter of 1995, as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance.

Earned premiums increased $19,828,000 or 13.6% during the second quarter of 1996 as compared to the same period in 1995. The increase in earned premiums was due to changes in direct premiums written and net premiums written as described above. Earned premiums assumed from C.A.R. increased $926,000, or 3.8% during the second quarter of 1996 compared to the same period in 1995. This was in addition to an increase of $18,902,000, or 15.6% in earned premiums on all other lines of business of which $6,961,000 was attributable to Western Pioneer.

Net investment income increased $2,222,000, or 12.9%, compared to the second quarter of 1995, principally as a result of an increase in average invested assets (at cost) of 12.1% as compared to the second quarter of 1995. Annualized net investment income as a percentage of total average investments was 7.1 % for both the three months ended June, 1996 and 1995.



- - 7 -
<page


The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Premium finance fees decreased $2,611,000, or 53.5% during the second quarter of 1996 as compared to the same period in 1995. The decrease was primarily attributable to a change from interest based finance fees to a "late payment" fee based system for personal automobile policies with effective dates of January 1, 1996 and forward. The change was in response to competitive forces that occurred in the Massachusetts marketplace.

Net realized investment losses totaled $822,000 during the second quarter of 1996 as compared to $457,000 for the same period in 1995. The realized losses in the second quarter of 1996 were primarily the result of sales of GNMA's and tax-exempt bonds.

Losses and loss adjustment expenses incurred as a percentage of insurance premiums earned ("loss ratio") increased to 73.9% for the second quarter of 1996 as compared to 58.9% for the same period in 1995. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile increased to 66.6% compared to 54.5% in the second quarter of 1995. This increase was primarily due to the adverse impact of weather conditions experienced in the northeast, diminished loss reserve redundancies as compared to previous years, primarily in the automobile bodily injury line, and a decrease in the personal automobile average earned premium rate of approximately 8%. The average rate decrease was due to the effects of affinity group marketing programs, safe driver rate deviations and the 1996 state mandated rate decrease of 4.5%. The commercial automobile pure loss ratio decreased to 51.5% compared to 57.8% during the second quarter of 1995. For homeowners, the pure loss ratio increased to 92.9% compared to 37.2% during the second quarter of 1995. This increase was due to severe weather during the second quarter of 1996 as compared to mild weather during the same period in 1995.

Policy acquisition costs increased by 5.7% during the second quarter of 1996 compared to the same period in 1995. However, as a percentage of net premiums written, underwriting expenses (on a statutory basis) were 27.6% during the second quarter of 1996 as compared to 30.0% for the same period in 1995. The increase in policy acquisition costs was primarily due to the impact of the increase in premium volume brought about by the Company's affinity group marketing programs and safe driver rate deviations. This was offset by a decrease in agents profit sharing compensation resulting from the impact of adverse weather conditions on the Company's loss ratio, a decrease in the state mandated Massachusetts personal automobile commission rates and the impact of affinity group marketing service fee income. Agents' profit sharing compensation is based in part on the underwriting profits of agency business written with the Company. These items resulted in the decreased underwriting expenses as a percentage of net premiums written.

Net earnings decreased $13,022,000 during the second quarter of 1996 as compared to the same period in 1995, as a result of the factors mentioned above.




- - 8 -
<page


The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Six months ended June 30, 1996 compared to six months ended June 30, 1995

Direct premiums written during the first six months of 1996, increased $62,861,000 or 18.0% to $ 412,277,000, as compared to the same period in 1995. The increase was primarily attributable to a $52,629,000 increase in direct premiums written for Massachusetts personal automobile insurance and an increase of $14,056,000 which was derived from the Company's California subsidiary, Western Pioneer. The increase in Massachusetts personal automobile direct premiums written resulted primarily from an increase of 31.7% in the number of personal automobile exposures written, offset by a 10.1% decrease in the average personal automobile premium per exposure (each vehicle insured). This was primarily the result of the Company's affinity group marketing programs, safe driver rate deviations and the effect of the 1996 state mandated rate decrease of 4.5%. In January 1996, the Company was granted approval to offer their customers safe driver deviations of 10%. For drivers who qualify, both group discount and safe driver deviations can be combined for up to a 19% reduction from state mandated rates. Direct premiums written for commercial automobile insurance decreased by $3,278,000, or 12.2%, due primarily to a 7.3% decrease in the number of policies written, as well as a 4.9% decrease in the average commercial automobile premium per policy. Direct premiums written for homeowners insurance (excluding Massachusetts Fair Plan) increased by $85,000, or 0.4% due primarily to a 2.8% increase in the average premium per policy, offset by a decrease in the number of policies written of approximately 2.4%.

Net premiums written during the first six months of 1996 increased $58,098,000 or 17.0% as compared to 1995. The increase in net premiums written was primarily due to changes in direct premiums written as described above, offset by the effect of reinsurance. Additionally, written premiums assumed from the Commonwealth Automobile Reinsurers ("C.A.R.") decreased $3,264,000 or 6.1% and written premiums ceded to C.A.R. increased $1,280,000 or 2.7% as compared to the first six months of 1995, as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance.

Earned premiums increased $29,150,000 or 10.1% during the first six months of 1996 as compared to the same period in 1995. The increase in earned premiums was due to changes in direct premiums written and net premiums written as described above. Earned premiums assumed from C.A.R. decreased $2,122,000, or 4.5% during the first six months of 1996 compared to the same period in 1995. This was offset by an increase of $31,272,000, or 13.0% in earned premiums on all other lines of business of which $13,919,000 was attributable to Western Pioneer.

Net investment income increased $3,775,000, or 10.9%, compared to the first six months of 1995, principally as a result of an increase in average invested assets (at cost) of 9.3% as compared to the first six months of 1995. Annualized net investment income as a percentage of total average investments was 7.2% during the six months ended June, 1996 as compared to 7.1% during the same period in 1995.


- - 9 -
<page


The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Premium finance fees decreased $3,551,000, or 36.1% during the first six months of 1996 as compared to the same period in 1995. The decrease was primarily attributable to a change from interest based finance fees to a "late payment" fee based system for personal automobile policies with effective dates of January 1, 1996 and forward. The change was in response to competitive forces that occurred in the Massachusetts marketplace.

Net realized investment losses totaled $1,733,000 during the first six months of 1996 as compared to $773,000 for the same period in 1995. The realized losses in the first six months of 1996 were primarily the result of sales of GNMA's and tax-exempt bonds.

Losses and loss adjustment expenses incurred as a percentage of insurance premiums earned ("loss ratio") increased to 77.5% for the first six months of 1996 as compared to 62.6% for the same period in 1995. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile increased to 67.0% compared to 57.6% in 1995. This increase was primarily due to the adverse impact of the severe winter weather conditions experienced in the northeast, diminished loss reserve redundancies in the automobile bodily injury area as compared to pervious years, and a decrease in the personal automobile average earned premium rate of approximately 8%. The average rate decrease was due to the effects of affinity group marketing programs, safe driver rate deviations and the 1996 state mandated rate decrease of 4.5%. The commercial automobile pure loss ratio increased to 61.0% compared to 56.4% during the first six months of 1995. For homeowners, the pure loss ratio increased to 136.6% compared to 52.1% during the first six months of 1995. This increase was due to severe weather during the first half of 1996 as compared to mild weather during the same period in 1995.

Policy acquisition costs decreased by 5.6% during the first six months of 1996 compared to the same period in 1995. The decrease in policy acquisition costs was primarily due to a decrease in agents profit sharing compensation resulting from the impact of adverse weather conditions on the Company's loss ratio, a decrease in the state mandated Massachusetts personal automobile commission rates and the impact of affinity group marketing service fee income. Agents' profit sharing compensation is based in part on the underwriting profits of agency business written with the Company. As a percentage of net premiums written, underwriting expenses (on a statutory basis) were 24.7% during the first six months of 1996 as compared to 27.6% for the same period in 1995. This decrease was primarily attributable to the reasons as mentioned above.












- - 10 -

The Commerce Group, Inc.

The Company's effective tax rate was 17.1% for the first six months of 1996 as compared to 25.7% for the same period in 1995. In both years the effective tax rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest income. The 1996 rate was further reduced by the effect of equivalent tax-exempt interest in the first six months of 1996 as compared to the same period in 1995 coupled with reduced earnings in the first six months of 1996 (taxed at the 35.0% rate) as compared to the same period in 1995.

Net earnings decreased $20,700,000 during the first six months of 1996 as compared to the same period in 1995, as a result of the factors mentioned above.


Liquidity and Capital Resources

The focus of the discussion of liquidity and capital resources is the Consolidated Balance Sheets on page 3 and the Consolidated Statements of Cash Flows on page 5. Stockholders' equity decreased by $2,472,000, or 0.4%, during the first six months of 1996. This decrease was the result of net earnings of $30,858,000, offset by the decrease in net unrealized gains, net of income taxes, on fixed maturities and equity securities of $14,163,000, dividends paid to stockholders of $11,272,000, and treasury stock purchased of $7,895,000. Total assets at June 30, 1996 increased by $69,781,000, or 4.4%, to $1,653,327,000 as compared to total assets of $1,583,546,000 at December 31, 1995. The majority of this growth was reflected in an increase in invested assets of $46,887,000 or 4.5%, $61,185,000, or 48.1 % in premiums receivable, $21,675,000, or 32.3% in deferred policy acquisition costs, offset by a decrease in all other assets of $59,966,000. The increase in premiums receivable was attributable to the increase in personal automobile business as well as the elimination of premium finance fees. The increase in deferred acquisition costs was attributable to the increase in personal automobile business.

As of June 30, 1996, the book value of the Company's fixed maturity portfolio exceeded its market value by $5,898,000 ($3,834,000 after taxes, or $0.11 per share) due to prevailing conditions in the bond market. At December 31, 1995 the market value of the Company's fixed maturity portfolio exceeded its book value by $13,969,000 ($9,080,000 after taxes, or $.25 per share).

The Company's liabilities totalled $1,106,085,000, at June 30, 1996 as compared to $1,033,832,000 at December 31, 1995. The $72,253,000 or
7.0% increase was comprised of a $27,241,000 or 4.4% increase in losses and loss adjustment expenses, an increase of $84,076,000 or 25.4% in unearned premiums, offset by a $39,064,000 or 46.2% decrease in all other liabilities. These changes primarily resulted from the increase in personal automobile direct premiums written, as previously mentioned, coupled with the adverse impact of severe winter weather in the northeast.



- - 11 -
<page


The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)


The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments as reflected in the Consolidated Statements of Cash Flows on page 5. In response to the changing competitive forces in the marketplace, the Company eliminated interest based premium finance fees for both new and renewal personal automobile insurance policies with effective dates on or after January 1, 1996 and replaced it with a "late payment" fee based system. The impact of this change through the second quarter of 1996 has resulted in a 36.1% decrease in premium finance fees as compared to the same period in 1995.

The Company's operating activities provided net cash of $35,301,000 in the first six months of 1996 as compared to $48,594,000 in 1995. These cash flows were primarily impacted by the Company's premium writings attributable to the affinity group marketing programs mentioned previously, offset by higher loss payments due to adverse weather conditions.

The net cash flows used in investing activities were primarily the result of purchases of fixed maturities and equity securities offset by proceeds from the sale and maturity of fixed maturities. Investing activities were funded by accumulated cash and cash provided by operating activities during 1996 and 1995.

Cash flows used in financing activities totaled $19,167,000 during the first six months of 1996 compared to $4,180,000 during the same period in 1995. This is due to dividends paid to stockholders of $0.31 per share in 1996 ($0.11 per share in 1995) and the purchase of 397,115 shares of Treasury Stock under the Company's stock buyback program.

The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. At June 30, 1996, the Company held cash and cash equivalents of approximately $19,067,000. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company relies upon dividends from its subsidiaries for its cash requirements. Every domestic insurance company seeking to make any dividend or other distributions to its stockholders must file a report with the Commissioner. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No domestic insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. The Company did not pay any extraordinary dividends in 1996.






- - 12 -
<page


The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)


Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns and matching of asset and liability cash flows, to optimize tax planning and to realize gains. This practice will continue in the future.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net written premiums to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's statutory premiums to surplus ratio was 1.62 to 1.00 and 1.60 to 1.00 for the twelve months ended June 30, 1996 and 1995, respectively.



Recent Significant Events

The Company continues to monitor acquisition opportunities consistent with a long term growth strategy to expand outside Massachusetts through acquisitions of smaller automobile insurance companies that are in need of capital, have established management in place and present significant growth opportunities in their market areas. The Company has applications pending for licenses in the states of New Hampshire and Rhode Island. During the second quarter of 1996, the Company decided to pursue licenses in the states of Maine and Vermont. In March 1996, the Company was notified that its application for a license in the state of Connecticut was approved, effective May 1, 1996.

The Company began a stock buyback program during the second quarter of 1995. The program, which was approved by the Board of Directors on May 19, 1995, authorizes the Company to purchase up to 3 million shares of Treasury Stock. Since the inception of the program through June 30 1996, the Company has purchased 1,660,548 shares of Treasury Stock, of which, 397,115 shares were purchased during the first six months of 1996. Additionally, the Company's Employee Stock Ownership Plan has purchased more than 225,000 shares in open market transactions since the buyback program was announced, of which 147,400 shares were purchased during the first six months of 1996.

In the second quarter, the Company increased its quarterly stockholder dividend from $0.06 per share to $0.25 per share, an increase of $0.19 per share.


Effects of Inflation and Recession

The Company generally is unable to recover the costs of inflation in its personal automobile insurance line since the premiums it charges are subject to state regulation. The premium rates charged by the Company for personal automobile insurance are adjusted by the Commissioner only at annual intervals. Such annual adjustments in premium rates may lag behind related cost increases. Economic recessions will also have an impact upon the Company, primarily through the policyholder's election to decrease non-compulsory coverages afforded by the policy and decreased driving, each of which tends to decrease claims.
- - 13 -
<page


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










































- - 14 -
<page




The Commerce Group, Inc.


PART II - OTHER INFORMATION



ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS


On May 17, 1996, at the Annual Meeting of the stockholders of the Company, the slate of Directors as presented in the Annual Proxy was approved. The votes as tabulated by Boston Equiserve, L.P. were as follows:

                             Total Vote For            Total Vote
Withheld
                             Each Director             From Each
Director
Herman F. Becker                31,393,048                  291,543
Joseph A. Borski, Jr.           31,392,448                  292,143
Eric G. Butler                  31,393,248                  291,343
Henry J. Camosse                31,393,048                  291,543
Gerald Fels                     31,393,248                  291,343
David R. Grenon                 31,393,248                  291,343
Robert W. Harris                31,393,048                  291,543
Robert S. Howland               31,393,048                  291,543
John J. Kunkel                  31,383,988                  300,603
Raymond J. Lauring              31,152,241                  532,350
Roger E. Lavoie                 31,393,071                  291,520
Normand R. Marios               31,393,048                  291,543
Suryakant M. Patel              31,391,548                  293,043
Arthur J. Remillard, Jr.        31,392,448                  292,143
Arthur J. Remillard, III        31,389,992                  294,599
Regan P. Remillard              31,376,857                  307,734
Antranig A. Sahagian            31,393,248                  291,343
Gurbachan Singh                 31,379,631                  304,960
John W. Spillane                31,390,051                  294,540









- - 15 -
<page



The Commerce Group, Inc.


PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Form 8-K - none filed during the second quarter of 1996.
















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






- - 16 -
<page


The Commerce Group, Inc.


PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Form 8-K - none filed during the second quarter of 1996.
















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







- - 16 -
<page