Form 10-Q
period 1996-09-30
COMMERCE GROUP INC /MA
filed 1996-11-13
CIK 811612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended September 30, 1996
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


As of November 1, 1996, the number of shares outstanding of the registrant's common stock (excluding Treasury Shares) was 36,062,652.


Page 1 of 15
<page




The Commerce Group, Inc.



Table of Contents



                                                       Page No.

Part I - Financial Information

Consolidated Balance Sheets at
    September 30, 1996 (Unaudited) and December 31, 1995.    3

Consolidated Statements of Earnings for the
    Three and Nine Months Ended September 30, 1996 and
1995(Unaudited)..........................................    4

Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 1996 and
1995(Unaudited)..........................................    5

Notes to Unaudited Consolidated Financial
Statements...............................................    6

Management's Discussion and
Analysis.................................................    7




Part II - Other Information



Item 6
    Exhibits and Reports on Form 8-
K........................................................    15

Signature................................................    15



- 2 -
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)



September 30,   December 31,

1996           1995

(Unaudited)

ASSETS
    Investments:
      Fixed maturities, at market (cost:  $837,438 in 1996
and $801,308 in 1995).......................   $  836,723
$  815,277
      Equity securities, at market (cost:  $200,373 in 1996
and $140,157 in 1995)......................      213,641
151,579
      Mortgage loans on real estate (less allowance for
possible loan losses of $2,429 in 1996 and
        $2,660 in
1995)......................................................
 ..........................       73,913        73,783
      Collateral notes receivable (less allowance of $600
in 1996 and $513 in 1995)....................        1,498
1,826
      Investments in real
estate.....................................................
 ..................           46           348
      Other
investments................................................
 ................................        1,300         1,300

          Total
investments................................................
 ............................    1,127,121     1,044,113

    Cash and cash
equivalents................................................
 ..........................        7,444        52,718
    Accrued investment
income.....................................................
 .....................       14,430        14,633
    Premiums receivable (less allowance for doubtful
receivables of $1,300 in 1996 and $1,103 in 1995).
187,707       127,243
    Deferred policy acquisition
costs......................................................
 ............       90,167        67,160
    Property and equipment, net of accumulated
depreciation............................................
31,273        30,981
    Residual market
receivable.................................................
 ........................      193,420       200,124
    Due from
reinsurers.................................................
 ...............................       19,377        21,897
    Deferred income
taxes......................................................
 ........................        5,572         1,415

Goodwill...................................................
 ........................................        1,267
1,374
    Other
assets.....................................................
 ..................................       10,401
2,517

          Total
assets.....................................................
 ............................   $1,688,179    $1,564,175



                                            LIABILITIES AND
STOCKHOLDERS' EQUITY
    Liabilities
      Losses and loss adjustment
expenses...................................................
 ...........   $  657,890    $  618,791
      Unearned
premiums...................................................
 .............................      407,902       330,454
      Current income
taxes......................................................
 .......................        1,627         1,180
      Deferred
income.....................................................
 .............................        8,845         8,954
      Contingent commissions
accrued....................................................
 ...............       21,240        32,550
      Payable to securities
broker.....................................................
 ................        1,159         1,901
      Other liabilities and accrued
expenses...................................................
 ........       30,051        20,631

          Total
liabilities................................................
 ............................    1,128,714     1,014,461


    Stockholders' equity
      Preferred stock, authorized 5,000,000 shares at $1.00
par value; none issued in 1996 and 1995....          -
-
      Common stock, authorized 100,000,000 shares at $.50
par value;
        issued and outstanding 38,000,000 shares in 1996
and 1995......................................       19,000
19,000
      Paid-in
capital....................................................
 ..............................       29,621        29,621
      Net unrealized gains on investments, net of income
taxes of $4,394 in 1996 and $8,887 in 1995....        8,159
16,504
      Retained
earnings...................................................
 .............................      540,885       508,948


			         597,665       574,073
       Treasury stock 1,937,348 shares in 1996 and
1,263,433 shares in 1995 ...........................
(38,200)      (24,359)

          Total stockholders'
equity.....................................................
 ..............      559,465       549,714

          Total liabilities and stockholders'
equity...................................................
$1,688,179    $1,564,175





The accompanying notes are an integral part of these consolidated financial statements.

- 3 -
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Nine Months Ended September 30, 1996 and 1995
(Thousands of Dollars Except Per Share Data)
(Unaudited)



Three Months Ended              Nine Months Ended

September 30,                   September 30,

1996          1995              1996          1995
    Revenues
      Earned premiums
 ................................................     $  172,441
$  149,716        $  489,710    $  437,835
      Net investment
income...........................................         19,426
18,445            57,856        53,100
      Premium finance
fees............................................          1,717
4,869             8,001        14,704
      Net realized investment gains
(losses)..........................         (1,251)        1,229
(2,984)          456

               Total
revenues.........................................        192,333
174,259           552,583       506,095

    Expenses
      Losses and loss adjustment
expenses.............................        116,492        91,534
362,016       271,934
      Policy acquisition
costs........................................         49,315
43,175           126,796       125,237

               Total
expenses.........................................        165,807
134,709           488,812       397,171


               Earnings before income
taxes...........................         26,526        39,550
63,771       108,924

    Income
taxes......................................................
5,090        10,703            11,477        28,519

               NET
EARNINGS...........................................     $   21,436
$   28,847        $   52,294    $   80,405


               NET EARNINGS PER COMMON
SHARE..........................     $      .59    $      .77
$     1.44    $     2.13

               CASH DIVIDENDS PAID PER COMMON
SHARE...................     $      .25    $      .06        $
 .56    $      .17

               WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING...     36,284,475    37,478,513        36,395,571
37,824,261





















The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1996 and 1995
(Thousands of Dollars)
(Unaudited)

		  1996		  1995

    Cash flows from operating activities:
      Net
earnings.......................................................
 ...............            $ 52,294         $ 80,405
      Adjustments to reconcile net earnings to net cash
provided by operating activities:
        Premiums
receivable.....................................................
 ........             (60,464)         (39,507)
        Deferred policy acquisition
costs...............................................
(23,007)         (12,124)
        Residual market
receivable.....................................................
 .               6,704            6,151
        Due to/from
reinsurers.....................................................
 .....               2,520             (411)
        Losses and loss adjustment
expenses.............................................
39,099           22,033
        Unearned
premiums.......................................................
 ........              77,448           42,082
        Current income
taxes..........................................................
 ..                 447          (10,980)
        Deferred income
taxes..........................................................
 .                 336            5,751
        Deferred
income.........................................................
 ........                (109)            (595)
        Contingent
commissions....................................................
 ......             (11,310)           2,231
        Other assets, liabilities and accrued
expenses..................................                 901
4,921
        Net realized investment (gains)
losses..........................................
2,984             (456)
        Other -
net............................................................
 .........               3,256           (1,690)

               Net cash provided by operating
activities................................              91,099
97,811

    Cash flows from investing activities:
      Proceeds from  maturity of fixed
maturities......................................
85,133           19,155
      Proceeds from sale of fixed
maturities...........................................
55,938           45,926
      Purchase of fixed
maturities.....................................................
(180,151)         (93,927)
      Purchase of equity
securities.....................................................
(67,404)         (32,211)
      Proceeds from sale of equity
securities...........................................
7,023            5,091
      Payments received on  mortgage loans on real
estate...............................               5,982
6,886
      Mortgage loans on real estate
originated..........................................
(6,363)         (20,127)
      Mortgages sold to investors on the secondary
market...............................                 -
2,361
      Payments received on collateral notes
receivable..................................
210              315
      Collateral notes receivable
originated............................................
-               (740)
      Proceeds from sale of real estate acquired by
foreclosures........................                  92
275
      Purchase of property and equipment
 ...............................................
(2,756)          (3,030)
      Proceeds from sale of property and
equipment......................................
121              114

               Net cash used in investing
activities....................................
(102,175)         (69,912)


    Cash flows from financing activities:
      Dividends paid to
stockholders...................................................
 .             (20,357)          (6,410)
      Purchase of treasury
stock........................................................
(13,841)         (15,638)

               Net cash used in financing
activities....................................
(34,198)         (22,048)



    (Decrease) increase in cash and cash
equivalents....................................
(45,274)           5,851
    Cash and cash equivalents at beginning of
period....................................              52,718
5,485
    Cash and cash equivalents at end of
period..........................................            $
7,444         $ 11,366





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

 4.	Neither the results for the nine months ended September 30,
1996 nor comparison with the corresponding nine months ended September 30, 1995 should be considered indicative of the results which may be expected for the year ending
December 31, 1996.

 5.	In May 1995, the Board of Directors announced that it had
approved a stock buyback program of up to 3 million shares.
As of September 30, 1996, 1,937,348 shares of Treasury Stock were purchased under the program, of which 673,915 shares were purchased in 1996.

 6.	In May 1996, the Board of Directors of the Company voted to
increase its quarterly stockholder dividend from $0.06 per share to $0.25 per share.

 7.	Disclosure of supplemental cash flow information:


Nine Months Ended

September 30,

1996      1995
      Cash paid during the period for:
         Federal and state income taxes
$10,742    $35,814
         State premium and related taxes
           of insurance subsidiaries
15,999     13,397

      Non-cash investing and financing activities:
         Real estate acquired by foreclosure
74        534

The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended September 30, 1996 compared to three months ended September 30, 1995

Direct premiums written during the third quarter of 1996, increased $33,507,000 or 24.4% to $171,104,000 , as compared to the same period in 1995. The increase was primarily attributable to a $28,062,000 increase in direct premiums written for Massachusetts personal automobile insurance and an increase of $5,540,000 which was derived from the Company's California subsidiary, Western Pioneer Insurance Company ("Western Pioneer"). The increase in Massachusetts personal automobile direct premiums written resulted primarily from an increase of 38.5% in the number of personal automobile exposures written, offset by a 9.1% decrease in the average personal automobile premium per exposure (each vehicle insured). This was primarily the result of the Company's affinity group marketing programs, safe driver rate deviations and the effect of the 1996 state mandated average rate decrease of 4.5%. In January 1996, the Company was granted approval to offer their customers safe driver deviations of 10%. For drivers who qualify, both group discount and safe driver deviations can be combined for up to a 19% reduction from state mandated rates. Direct premiums written for commercial automobile insurance decreased by $861,000 or 9.9%, due to a decrease of approximately 3.6% in the number of policies written, with the remainder due to a decrease in the average commercial automobile premium per policy. Direct premiums written for homeowners insurance (excluding Massachusetts Fair Plan) increased by $613,000, or 4.4% due primarily to a 3.4% increase in the number of policies written.

Net premiums written during the third quarter of 1996 increased $34,340,000 or 25.7% as compared to 1995. The increase in net premiums written was primarily due to changes in direct premiums written as described above, offset by the effect of reinsurance. Additionally, written premiums assumed from the Commonwealth Automobile Reinsurers ("C.A.R.") increased $1,089,000 or 4.9% and written premiums ceded to C.A.R. decreased $688,000 or 3.7% as compared to the third quarter of 1995, as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance.

Earned premiums increased $22,725,000 or 15.2% during the third quarter of 1996 as compared to the same period in 1995. The increase in earned premiums was primarily due to changes in direct premiums written and net premiums written as described above. Earned premiums assumed from C.A.R. decreased $520,000, or 2.2% during the third quarter of 1996 compared to the same period in 1995. Earned premiums attributable to Western Pioneer increased $4,680,000 to $6,906,000 for the three months ended September 30, 1996, compared to $2,226,000 for the one month ended September 30, 1995. The Company acquired Western Pioneer on August 31, 1995.

Net investment income increased $981,000, or 5.3%, compared to the third quarter of 1995, principally as a result of an increase in average invested assets (at cost) of 8.2% as compared to the third quarter of 1995. Annualized net investment income as a percentage of total average investments was 7.1% for the three months ended September 30, 1996 as compared to 7.3% for the same period in 1995.



- 7 -
<page


The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Premium finance fees decreased $3,152,000, or 64.7% during the third quarter of 1996 as compared to the same period in 1995. The decrease was primarily attributable to a change from interest based finance fees to a "late payment" fee based system for personal automobile policies with effective dates of January 1, 1996 and forward. The change was in response to competitive forces that occurred in the Massachusetts marketplace.

Net realized investment losses totaled $1,251,000 during the third quarter of 1996 as compared to net realized investment gains of $1,229,000 for the same period in 1995. The realized losses in the third quarter of 1996 were primarily the result of sales of GNMA's, preferred stocks and common stocks offset by realized gains on the sales of tax-exempt bonds.

Losses and loss adjustment expenses incurred as a percentage of insurance premiums earned ("loss ratio") increased to 67.6% for the third quarter of 1996 as compared to 61.3% for the same period in 1995. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile increased to 63.1% compared to 57.6% in the third quarter of 1995. This increase was primarily due to a decrease in the personal automobile average earned premium rate of approximately 9.5%. The average rate decrease was due to the effects of affinity group marketing programs, safe driver rate deviations and the 1996 state mandated average rate decrease of 4.5%. The commercial automobile pure loss ratio decreased to 30.4% compared to 46.1% during the third quarter of 1995. This decrease was primarily due to better loss experience on business assumed from C.A.R. For homeowners, the pure loss ratio increased to 44.1% compared to 32.8% during the third quarter of 1995. This increase was due to more normal weather conditions during the third quarter of 1996 as compared to exceptionally mild weather during the same period in 1995.

Policy acquisition costs increased by 14.2% during the third quarter of 1996 compared to the same period in 1995. The increase in policy acquisition costs was primarily due to the impact of the increase in premium volume brought about by the Company's affinity group marketing programs and safe driver rate deviations.
However, as a percentage of net premiums written, underwriting expenses (on a statutory basis) were 27.9% during the third quarter of 1996 as compared to 30.7% for the same period in 1995. The primary reasons for this decrease are the combination of a decrease in agents profit sharing compensation resulting from the impact of higher loss ratios, a decrease in the state mandated Massachusetts personal automobile commission rates and the impact of affinity group marketing service fee income. Agents' profit sharing compensation is based in part on the underwriting profits of each agency's business written with the Company.

Net earnings decreased $7,411,000 during the third quarter of 1996 as compared to the same period in 1995, as a result of the factors discussed above.

The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Nine months ended September 30, 1996 compared to Nine months ended September 30, 1995

Direct premiums written during the first nine months of 1996, increased $96,368,000 or 19.8% to $583,381,000, as compared to the same period in 1995. The increase was primarily attributable to an $80,691,000 increase in direct premiums written for Massachusetts personal automobile insurance and an increase of $19,598,000 which was derived from the Company's California subsidiary, Western Pioneer. The increase in Massachusetts personal automobile direct premiums written resulted primarily from an increase of 33.5% in the number of personal automobile exposures written, offset by a 9.8% decrease in the average personal automobile premium per exposure (each vehicle insured). This was primarily the result of the Company's affinity group marketing programs, safe driver rate deviations and the effect of the 1996 state mandated average rate decrease of 4.5%. In January 1996, the Company was granted approval to offer their customers safe driver deviations of 10%. For drivers who qualify, both group discount and safe driver deviations can be combined for up to a 19% reduction from state mandated rates. Direct premiums written for commercial automobile insurance decreased by $4,139,000, or 11.6%, due primarily to a decrease of approximately 6.4% in the number of policies written, with the remainder due to a decrease in the average commercial automobile premium per policy. Direct premiums written for homeowners insurance (excluding Massachusetts Fair Plan) increased by $698,000, or 1.9% due primarily to an increase in the number of policies written.

Net premiums written during the first nine months of 1996 increased $92,438,000 or 19.4% as compared to 1995. The increase in net premiums written was primarily due to changes in direct premiums written as described above, offset by the effect of reinsurance. Additionally, written premiums assumed from C.A.R. decreased $2,175,000 or 2.9% and written premiums ceded to C.A.R. increased $592,000 or 0.9% as compared to the first nine months of 1995, as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance.

Earned premiums increased $51,875,000 or 11.8% during the first nine months of 1996 as compared to the same period in 1995. The increase in earned premiums was primarily due to changes in direct premiums written and net premiums written as described above. Earned premiums assumed from C.A.R. decreased $2,642,000 or 3.7% during the first nine months of 1996 compared to the same period in 1995. Earned premiums attributable to Western Pioneer increased $18,599,000 to $20,825,000 for the nine months ended September 30, 1996, compared to $2,226,000, for the one month ended September 30, 1995. The Company acquired Western Pioneer on August 31, 1995.

Net investment income increased $4,756,000 or 9.0%, compared to the first nine months of 1995, principally as a result of an increase in average invested assets (at cost) of 8.8% as compared to the first nine months of 1995. Annualized net investment income as a percentage of total average investments was 7.2% for both the nine months ended September, 1996 and 1995.

- 9 -
<page


The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Premium finance fees decreased $6,703,000 or 45.6% during the first nine months of 1996 as compared to the same period in 1995. The decrease was primarily attributable to a change from interest based finance fees to a "late payment" fee based system for personal automobile policies with effective dates of January 1, 1996 and forward. The change was in response to competitive forces that occurred in the Massachusetts marketplace.

Net realized investment losses totaled $2,984,000 during the first nine months of 1996 as compared to net realized investment gains of $456,000 for the same period in 1995. The realized losses in 1996 were primarily the result of sales of GNMA's and preferred and common stocks during the first nine months of 1996 and the sales of tax-exempt bonds during the first six months of 1996.

Losses and loss adjustment expenses incurred as a percentage of insurance premiums earned ("loss ratio") increased to 74.0% for the first nine months of 1996 as compared to 62.1% for the same period in 1995. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile increased to 65.3% compared to 57.6% in 1995. This increase was primarily due to the adverse impact of the severe weather conditions experienced in the northeast, diminished loss reserve redundancies in the automobile bodily injury area as compared to previous years, and a decrease in the personal automobile average earned premium rate of approximately 8%. The average rate decrease is due to the effects of affinity group marketing programs, safe driver rate deviations and the 1996 state mandated average rate decrease of 4.5%. The commercial automobile pure loss ratio decreased to 49.4% compared to 53.0% during the first nine months of 1995. For homeowners, the pure loss ratio increased to 102.2% compared to 45.4% during the first nine months of 1995. This increase was primarily due to severe weather during the first half of 1996 as compared to mild weather during the same period in 1995.

Policy acquisition costs increased by 1.2% during the first nine months of 1996 compared to the same period in 1995. The increase in policy acquisition costs was primarily due to the increase in net premiums written as described previously, offset by a decrease in agents profit sharing compensation resulting from the impact of adverse weather conditions on the Company's loss ratio, a decrease in the state mandated Massachusetts personal automobile commission rates and the impact of affinity group marketing service fee income. Agents' profit sharing compensation is based in part on the underwriting profits of agency business written with the Company. As a percentage of net premiums written, underwriting expenses (on a statutory basis) were 25.6% during the first nine months of 1996 as compared to 28.5% for the same period in 1995. This decrease was primarily attributable to the reasons as mentioned above.

The Commerce Group, Inc.

The Company's effective tax rate was 18.0% for the first nine months of 1996 as compared to 26.2% for the same period in 1995. In both years the effective tax rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest income. The 1996 rate was further reduced by the effect of equivalent tax-exempt interest coupled with reduced underwriting income and premium finance fees (both taxed at 35%) in the first nine months of 1996 as compared to the same period in 1995.

Net earnings decreased $28,111,000 during the first nine months of 1996 as compared to the same period in 1995, as a result of the factors mentioned above.


Liquidity and Capital Resources

The focus of the discussion of liquidity and capital resources is the Consolidated Balance Sheets on page 3 and the Consolidated Statements of Cash Flows on page 5. Stockholders' equity increased by $9,751,000 or 1.8%, during the first nine months of 1996. This increase was the result of net earnings of $52,294,000 offset by the decrease in net unrealized gains, net of income taxes, on fixed maturities and equity securities of $8,345,000, dividends paid to stockholders of $20,357,000, and treasury stock purchased of $13,841,000. Total assets at September 30, 1996 increased by $124,004,000, or 7.9%, to $1,688,179,000 as compared to total assets of $1,564,175,000 at December 31, 1995. The majority of this growth was reflected in an increase in invested assets of $83,008,000 or 8.0%, $60,464,000, or 47.5% in premiums receivable, $23,007,000, or 34.3% in deferred policy acquisition costs, offset by a decrease in all other assets of $42,475,000. The increase in premiums receivable was attributable to the increase in personal automobile business as well as the elimination of premium finance fees. The increase in deferred acquisition costs was attributable to the increase in personal automobile business.

As of September 30, 1996, the book value of the Company's fixed maturity portfolio exceeded its market value by $715,000 ($465,000 after taxes, or $.01 per share) due to prevailing conditions in the bond market. At December 31, 1995 the market value of the Company's fixed maturity portfolio exceeded its book value by $13,969,000 ($9,080,000 after taxes, or $.25 per share).

The Company's liabilities totalled $1,128,714,000, at September 30, 1996 as compared to $1,014,461,000 at December 31, 1995. The
$114,253,000 or 11.3% increase was comprised of a $39,099,000 or
6.3% increase in losses and loss adjustment expenses, an increase of $77,448,000 or 23.4% in unearned premiums, offset by a $2,294,000 or 3.5% decrease in all other liabilities. These changes primarily resulted from the increase in personal automobile direct premiums written, as previously mentioned, coupled with the adverse impact of severe weather in the northeast experienced during the first half of 1996.
- 11 -
<page


The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)


The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments as reflected in the Consolidated Statements of Cash Flows on page 5. In response to the changing competitive forces in the marketplace, the Company eliminated interest based premium finance fees for both new and renewal personal automobile insurance policies with effective dates on or after January 1, 1996 and replaced it with a "late payment" fee based system. The impact of this change through the third quarter of 1996 has resulted in a 45.6% decrease in combined premium finance fees and late payment fees as compared to the same period in 1995.

The Company's operating activities provided net cash of $91,099,000 in the first nine months of 1996 as compared to $97,811,000 in 1995. These cash flows were primarily impacted by the Company's premium writings attributable to the affinity group marketing programs mentioned previously, offset by higher loss payments due to adverse weather conditions.

The net cash flows used in investing activities were primarily the result of purchases of fixed maturities and equity securities offset by proceeds from the sale and maturity of fixed maturities. Investing activities were funded by accumulated cash and cash provided by operating activities during 1996 and 1995.

Cash flows used in financing activities totaled $34,198,000 during the first nine months of 1996 compared to $22,048,000 during the same period in 1995. This is due to dividends paid to stockholders of $.56 per share in 1996 ($.17 per share in 1995) and the purchase of Treasury Stock under the Company's stock buyback program of 673,915 shares for $13,842,000 during the first nine months of 1996 compared to 854,133 shares for $15,638,000 during the same period in 1995.

The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. At September 30, 1996, the Company held cash and cash equivalents of approximately $7,444,000. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company relies upon dividends from its subsidiaries for its cash requirements. Every Massachusetts domestic insurance company seeking to make any dividend or other distributions to its stockholders must file a report with the Massachusetts Commissioner of Insurance ("Commissioner"). An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts domestic insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. The Company did not pay any extraordinary dividends in 1996.

The Commerce Group, Inc.

Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns and matching of asset and liability cash flows, to optimize tax planning and to realize gains. This practice will continue in the future.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net written premiums to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's statutory premiums to surplus ratio was 1.61 to 1.00 and 1.45 to 1.00 for the twelve months ended September 30, 1996 and 1995, respectively.



Recent Significant Events

The Company continues to monitor acquisition opportunities consistent with a long term growth strategy to expand outside Massachusetts through acquisitions of smaller automobile insurance companies that are in need of capital, have established management in place and present significant growth opportunities in their market areas.

In August 1996, the Company was notified that its application for a license in the state of Rhode Island was approved. Also, in March 1996, the state of Connecticut approved the Company's license application. The Company is currently gearing its internal operating systems to accommodate multiple state operation. The Company expects these systems to be in place during the third quarter of 1997. Therefore, the Company does not expect to write insurance in those states until that time. Additionally, during the third quarter, applications were filed and are pending in the states of New Hampshire and Maine. In October 1996, the Company applied for a license in the state of Vermont, thus completing applications for the five additional New England states in which it currently does not write business.

The Company began a stock buyback program during the second quarter of 1995. The program, which was approved by the Board of Directors on May 19, 1995, authorizes the Company to purchase up to 3 million shares of Treasury Stock. Since the inception of the program through September 30, 1996, the Company has purchased 1,937,348 shares of Treasury Stock, of which 673,915 shares were purchased during the first nine months of 1996. Additionally, the Company's Employee Stock Ownership Plan has purchased more than 263,000 shares in open market transactions since the buyback program was announced, of which 185,900 shares were purchased during the first nine months of 1996 for $3,810,000.

On September 19, 1996, the Company paid a quarterly dividend of $0.25 to stockholders of record as of September 4, 1996. The Company had previously increased its quarterly dividend to stockholders from $0.06 to $0.25 during the second quarter of 1996.




- 13 -
<page


The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)




Effects of Inflation and Recession

The Company generally is unable to recover the costs of inflation in its personal automobile insurance line since the premiums it charges are subject to state regulation. The premium rates charged by the Company for Massachusetts personal automobile insurance are adjusted by the Commissioner only at annual intervals. Such annual adjustments in Massachusetts premium rates may lag behind related cost increases. Economic recessions will also have an impact upon the Company, primarily through the policyholder's election to decrease non-compulsory coverages afforded by the policy and decreased driving, each of which tends to decrease claims.

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


(a)  Form 8-K - none filed during the third quarter of 1996.
















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


(a)  Form 8-K - none filed during the third quarter of 1996.
















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