Form 10-K
period 1996-12-31
COMMERCE GROUP INC /MA
filed 1997-03-27
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
	OF 1934
	For the fiscal year ended December 31, 1996

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE
	ACT OF 1934 [NO FEE REQUIRED]
	For the transition period from					 to
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

	The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1997, was approximately $605,044,000.

	As of March 1, 1997, the number of shares outstanding of the registrant's common stock (exclusive of treasury shares) was 36,042,652.

DOCUMENTS INCORPORATED BY REFERENCE

	Parts I and II of this Form 10-K incorporate by reference information from the registrant's annual report to stockholders for the fiscal year ended December 31, 1996 (the "1996 Annual Report"). The 1996 Annual Report, except for portions thereof which have been specifically incorporated by reference, shall not be deemed "filed" as part of this Form 10-K.

	Portions of the registrant's definitive Proxy Statement for its special meeting in lieu of the annual meeting of stockholders which the Company intends to file within 120 days after the end of the registrant's fiscal year ended December 31, 1996 are incorporated by reference into Part III hereof as provided therein.

TABLE OF CONTENTS

		    Page

Glossary of Selected Insurance
Terms................................................	 3

Part I
Item 1.
	Business..........................................................
 ......	 7
		A.
	General...........................................................
	 9
		B.	Commonwealth Automobile
Reinsurers................................	11
		C.
	Marketing.........................................................
	13
		D.
	Underwriting......................................................
	15
		E.
	Reinsurance.......................................................
	16
		F.	Settlement of
Claims..............................................	17
		G.	Loss and Loss Adjustment Expense
Reserves.........................	18
		H.	Operating
Ratios..................................................	21
		I.
	Investments.......................................................
	22
		J.
	Regulation........................................................
	24
		K.
	Competition.......................................................
	29
		L.	Other
Matters.....................................................	30
Item 2.
	Properties........................................................
 ......	30
Item 3.	Legal
Proceedings.......................................................
	30
Item 4.	Submission of Matters to a Vote of Security
Holders.....................	31
Item 4A.	Executive Officers of the
Registrant....................................	31

Part II

Item 5.	Market for Registrant's Common Stock and Related Stockholder
Matters....	33
Item 6.	Selected Financial
Data.................................................	33
Item 7.	Management's Discussion and Analysis of Financial Condition
and
		 Results of
Operations..................................................	33
Item 8.	Financial Statements and Supplementary
Data.............................	34
Item 9.	Changes in and Disagreements with Independent Accountants on
Accounting
		 and Financial
Disclosure...............................................	34

Part III

Item 10.	Directors and Executive Officers of the
Registrant......................	34
Item 11.	Executive
Compensation..................................................	34
Item 12.	Security Ownership of Certain Beneficial Owners and
Management..........	34
Item 13.	Certain Relationships and Related
Transactions..........................	34

Part IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form
8-K.........	35

	Signatures........................................................
 ......	36
		Index to Financial Statement
Schedules..................................	38
		Index to
Exhibits.......................................................	49






2
<page


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

Commissioner....................... The  Commissioner of  the Division
of Insurance  of the
Commonwealth of Massachusetts.

Commonwealth Automobile
Reinsurers ("C.A.R.").............. C.A.R. is a Massachusetts mandated reinsurance mechanism,
under which all premiums, expenses
and losses on ceded business are
shared by all insurers. It is
similar to a joint underwriting
association because a number of
insurers (41 in 1996) act as
Servicing Carriers for the risks it
insures.

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

Domestic insurer................... An insurance company that operates in the state which it
is licensed.

Earned premiums.................... The portion of net premiums written that is equal to the
expired portion of policies
recognized for accounting purposes
as income during a period. Also
known as premiums earned.







3
<page


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

Group Marketing Program............ A "group  marketing  program" is any system,  design or
plan whereby motor vehicle or
homeowner insurance is afforded to
employees of an employer or to
members of a trade union,
association or organization in
accordance with those provisions of
M.G.L. c. 175, s. 193R,
distinguishing such plans from a
"mass merchandising plan".

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

Inland marine insurance............ As used by the Company,  insurance that provides protec-
tion for specific types of personal
property, such as jewelry, coins and
fine arts, over the limits covered
in a standard homeowners insurance
policy.

Loss adjustment expenses ("LAE")... The expense of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.

LAE ratio.......................... The  ratio  of  LAE,  net  of reinsurance recoveries, to
earned premiums.

Loss ratio......................... The  ratio of  incurred  losses and loss adjustment ex-
penses, net of reinsurance
recoveries, to earned premiums.



4
<page


Loss reserves...................... Liabilities established by insurers to reflect the esti-
mated cost of claims payments and
the related expenses that the
insurer will ultimately be required
to pay in respect of insurance it
has written. Reserves are
established for losses and for LAE.

Net premiums written............... Direct premiums written for a given period less premiums
ceded to reinsurers during such
period plus premiums assumed during
such period.

Participation ratio................ A  Massachusetts insurer's  share of the  C.A.R. deficit
based upon the insurer's market
share of automobile risks not
reinsured through C.A.R., adjusted
for utilization of C.A.R. credits
for voluntarily writing less
desirable business and ceded
exclusions.

Premium-to-surplus ratio........... The  ratio of net  premiums  written to  policyholders'
surplus.

Property insurance................. Insurance  that  indemnifies a person  with an insurable
interest in tangible property for
loss related to damage to or loss of
use of the subject property.

Pure loss ratio.................... The ratio of net incurred losses, excluding LAE, to pre-
miums earned.

Quota share reinsurance............ Reinsurance in  which the reinsured shares a proportion
of the original premiums and losses
under the reinsured policy. Also
known as pro rata reinsurance.

Rate deviation..................... A  specific state approved departure from  an otherwise
applicable state set rate level
provided to safe drivers.

Rate discount...................... A  specific  state approved discount from an  otherwise
applicable state set rate level
provided to members of group
marketing programs.

Reinsurance........................ The acceptance by one  or more insurers,  called rein-
surers, of all or a portion of the
risk underwritten by another insurer
who has directly written the
coverage. However, the legal rights
of the insured generally are not
affected by the reinsurance
transaction and the insurance
company issuing the insurance policy
remains liable to the insured for
payment of policy benefits.

Safe Driver Insurance Plan ("SDIP") A program mandated by state law that encourages safe driving by rewarding drivers who do not cause an accident, or incur a traffic law violation and by making sure that high-risk drivers pay a greater share of insurance costs.

Servicing Carrier.................. An   automobile   insurer   writing
business    in
Massachusetts which can reinsure
risks through C.A.R. while remaining
responsible for servicing the
related policies and which must
provide a market for ERPs assigned
to it by C.A.R.

Soft Market........................ An  insurance  market in  which the supply of insurance
exceeds the current demand and
premiums are relatively low.




5
<page




Statutory accounting practices
("SAP")............................ Recording  transactions and preparing financial  state-
ments in accordance with the rules
and procedures prescribed or
permitted by an insurer's state
insurance regulatory authority for
the purposes of financial reporting
to regulators, which in general
reflect a liquidating, rather than
going concern, concept of
accounting.

Statutory surplus.................. The  excess of  admitted  assets over  total liabilities
(including loss reserves),
determined in accordance with SAP.

Take-all-comers.................... A  phrase used to  characterize the
Massachusetts auto-
mobile regulatory system under which
all insurers are required to
underwrite virtually all risks
submitted to them.

Underwriting....................... The insurer's process of  reviewing applications submit-
ted for insurance coverage, deciding
whether to accept all or part of the
coverage requested and determining
the applicable premiums.

Underwriting expenses.............. The  aggregate of  policy acquisition  costs, including
commissions, and the portion of
administrative, general and other
expenses attributable to
underwriting operations.

Underwriting expense ratio......... The ratio of underwriting expenses to net premiums writ-
ten determined in accordance with
SAP.

Unearned premiums.................. The  portion of  a  premium representing  the unexpired
amount of the contract term as of a
certain date.






























6
<page


PART I

ITEM 1. BUSINESS

	The Commerce Group, Inc. (the "Company"), was incorporated in 1976. The Company is engaged principally in providing personal and commercial property and casualty insurance in Massachusetts primarily through it's subsidiary, The Commerce Insurance Company ("Commerce"), which was incorporated in 1971. The Company's principal insurance line is motor vehicle insurance, primarily covering personal automobiles. The Company also offers commercial automobile, homeowners, inland marine, fire, general liability and commercial multi-peril insurance. The Company also writes insurance in the state of California through Western Pioneer Insurance Company ("Western Pioneer"), a personal automobile insurer located in Pleasanton, California, which was acquired on August 31, 1995. In addition, the Company originates residential and commercial mortgages on a limited basis primarily within Massachusetts and operates an insurance agency dealing in a full line of insurance products, including those of the Company.

	The Company's business strategy is to focus its insurance activities primarily on the personal automobile market. Presently, the Company has over 719,000 policies in force, 695,000 of which are in force throughout the state of Massachusetts. The Company, through Commerce and Citation Insurance Company ("Citation"), wholly-owned subsidiaries of Commerce Holdings, Inc. ("CHI") which is a wholly-owned subsidiary of the Company, has been the largest writer of personal property and casualty insurance in Massachusetts in terms of market share of direct premiums written since 1990. At year end 1996 and 1995, the Company's Massachusetts private passenger automobile market share was 20.8% and 16.4%, respectively. The Company is also one of the leading writers of commercial automobile insurance in the state. During 1996, 97.8% of the Company's $731,823,000 in direct premiums written were derived from personal automobile (including Western Pioneer's direct premiums written of $27,380,000), commercial automobile and homeowners insurance, its three core lines of business. These lines represented $622,849,000, $40,441,000 and $52,377,000, or 85.1%,
5.5%, and 7.2% respectively, of the Company's direct premiums written.

	The Company attributes its success primarily to its strong
relationships with   professional independent agencies that provide
quality business for the Company. Other factors that have been important to its success include an in-depth understanding of the Massachusetts regulatory and underwriting environments, advanced information systems, an extensive underwriting data base and beginning in 1995, the ability to compete in a group marketing environment.

	Because the Company offers its product lines only through independent agencies, its relationships with those agencies are critical to its continued success. The Company believes that it is the preferred provider for most of its agencies and that as a result of such position it has gained access to policyholders with average or above-average underwriting profit characteristics in its personal and commercial automobile insurance lines. The Company carefully selects and retains agencies whose premium growth and loss ratio experience meet the Company's agency criteria, and devotes substantial resources to fostering and maintaining strong relationships with its existing agencies. The Company pays its agencies significant compensation in the form of profit sharing payments which are based in part on the underwriting profits of the agency's business written with the Company. Based upon agency surveys conducted several times a year, the Company believes it is attentive to the needs and requirements of its agencies. The Company emphasizes its commitment to the Massachusetts insurance market, its responsiveness in servicing claims and its internal support for agency operations, including direct billing of insureds, on-line inquiry systems for its agents and by providing competitively priced automobile insurance.

	The Company's focus on automobile and homeowners insurance primarily in Massachusetts has also been a factor in its success. The terms, conditions and rates of personal automobile insurance are subject to extensive regulation by the Massachusetts Commissioner of Insurance ("Commissioner"). Because the Company has primarily served the Massachusetts market, it has both an in-depth understanding of this market and the ability to respond effectively to shifts in the state's regulatory and underwriting environments. Currently, the Company is required to accept virtually all automobile insurance business submitted to it by its agencies. The Company's ability to underwrite this business profitably, however, depends on its understanding of the risks in the business as well as its management of reinsurance through C.A.R.

7
<page



	Beginning in the latter part of 1995, the Company began to actively pursue group marketing programs. The primary purpose of group marketing programs is to provide participating groups with a convenient means of purchasing automobile insurance through associations and employee groups. Billing is primarily through direct billing with payroll deduction available. Emphasis is placed on writing larger groups, although accounts with as few as 25 participants are considered. Groups are eligible for rate discounts which must be filed annually with the Division of Insurance. In general, the Company looks for groups with mature/stable membership, favorable driving records, and below average turnover ratios. Participants who leave the sponsoring group during the term of the policy are allowed to maintain the policy until expiration. At expiration, a regular Commerce policy may be issued at the insured's option.

	During the latter part of 1995, Commerce signed group marketing agreements with the five American Automobile Association Clubs of Massachusetts ("AAA Clubs") offering a 10% discount on automobile insurance to the clubs' members who reside in Massachusetts. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and has been the primary reason for a 29.8% increase in the number of personal automobile exposures written by Commerce. In addition, in 1996, total direct premiums written attributable to the AAA group business was $344,297 or 47% of the Company's total direct premiums written. Of this amount, 9% was written through the AAA clubs and 91% was written through the Company's network of independent agents.

	Also in 1995, the Company received state regulatory approval to eliminate interest based premium finance fees on new and renewal personal automobile insurance policies with effective dates on or after January 1, 1996. As a result, premium finance fees as a source of the Company's revenues have been reduced by 50.0% in 1996. As policies effective in 1995 favorably impacted finance fee income in 1996, the full effect of the elimination will not be felt until 1997 with the expectation of further reductions. The change was initiated in direct response to competitive forces that occurred in the Massachusetts marketplace.

	In January, 1996, the Company was granted approval, for the 1996 calendar year, to offer safe driver deviations of 10 percent to customers with SDIP classifications of either Step 9 or 10. These are the two best SDIP driver classifications in Massachusetts, representing drivers with no at fault accidents or not more than one minor moving vehicle violation in the last six years. For drivers that qualify, the Company's automobile discounts and SDIP deviations can be combined for up to a 19% reduction from the state mandated rates. In March 1997, approval of SDIP deviations was granted for the 1997 calendar year.

	The Company's other than personal automobile products tend to be derived from its other two core product lines and therefore have had relatively predictable risk profiles. The Company offers a preferred risk homeowners product through Citation, which has an alternative pricing and commission schedule for selected insureds meeting more restrictive underwriting guidelines. Citation also provides a separate rating tier for preferred commercial automobile business. Approximately 22% of the commercial automobile premium produced by its voluntary agents in 1996 was written by Citation. The Company expects that this secondary rating tier will continue to assist the Company in retaining its better commercial automobile accounts, while also further increasing the percentage of commercial automobile business that can be retained voluntarily by the Company in 1997 and beyond.

	The Company's long-term commitment to providing consistent markets for Massachusetts independent agencies, coupled with the withdrawal by several national companies from the Massachusetts personal automobile market in past years, has been a significant factor in enabling the Company to increase its market share by adding agencies which meet its agency criteria. The Company believes that Massachusetts agencies are more likely to seek to develop and expand relationships with domestic insurers, which, like the Company, have a long-term commitment to the Massachusetts personal automobile market.

	Although the Company is not actively pursuing acquisitions, in an effort to enhance future growth potential, the Company continues to monitor acquisition opportunities with regard to smaller automobile insurance companies that are in need of capital, have established management in place and present significant growth opportunities in their market areas. On August 31, 1995, the Company completed the acquisition of Western Pioneer, a personal automobile insurer, located in Pleasanton, California.




8
<page



	The Company's long term growth objective is to expand its writings outside of Massachusetts. To achieve this objective, during 1996 the Company was granted licenses in the states of Connecticut and Rhode Island. License approval in the state of Vermont was received in January 1997. License applications were filed by the Company and are pending in the states of Maine and New Hampshire. Concurrent with these filings, the Company has entered into an agreement with Policy
Management Services Corporation ("PMSC") and has purchased software which will allow for the development of internal operating systems which will enable the Company to process policies in these five states and Massachusetts. To facilitate this development to provide the necessary systems capable of supporting continued growth and to address the year 2000 processing issue facing computer system users, the Company has established the Team 2000 project. Team 2000 will provide for a complete integration of databases serving our three main functions; claims, underwriting and premium accounting. The Team 2000 systems implementation will be multi-phased with the first phase scheduled to be in place for contiguous states during the latter part of 1997. As a result, Management is not expecting to start marketing in the states contiguous to Massachusetts until that time. Through the year 2001, the Company expects to incur over $40 million in costs with the implementation of the PMSC systems. This amount includes the purchase of a main frame computer, license fees, and the costs associated with programming, implementation and training. In 1996, the Company paid
$10.5 million, of which, $4.9 million was expensed during the year.

	In the past, the Company has devoted substantial time and resources to the development of its current information systems, which enhanced both its underwriting and its agency support. Through the use of several customized software programs, the Company has the ability to analyze its internal historical underwriting data and use such information in making, in the Company's belief, more informed underwriting decisions. In particular, the Company believes that the amount and extent of detail data accumulated as a result of its share of the personal automobile market gives the Company a competitive advantage in determining which automobile risks to reinsure through C.A.R. The Company's information systems also enable it to provide extensive support to its agencies. This support includes a direct billing system, which covers over 90% of the Company's policyholders, an on-line inquiry system, which allows agencies to ascertain the status of pending claims and direct bill information, and a system which allows Company agencies to quote premiums for the Company's three core product lines directly to policyholders. Because the Company emphasizes its commitment to enhancing and expanding the role of its information systems, it also recognizes that current systems may not provide the distinct competitive advantage when looking beyond Massachusetts into the five remaining New England states. The Team 2000 project will enable the Company to produce management and agency information necessary to establish similar competitive advantages as it expands.


A. General

Insurance Lines

	Commerce and Citation currently have a combined Best's rating of A (Excellent). Western Pioneer currently has a Best's rating of A-
(Excellent). According to Best's, an insurer with an Excellent rating has demonstrated, in Best's opinion, excellent overall performance when compared to standards developed by Best's.

	Direct premiums written totalled approximately $731,823,000 in 1996, of which motor vehicle insurance accounted for approximately $663,290,000, homeowners insurance accounted for approximately $52,377,000 and commercial multi-peril insurance accounted for approximately $9,244,000. During 1995, direct premiums written totalled approximately $626,666,000, of which motor vehicle insurance accounted for approximately $559,821,000, homeowners insurance accounted for approximately $50,256,000 and commercial multi-peril insurance accounted for approximately $10,471,000. Earned premiums are included in total revenues of the Company and represent the net earned premiums remaining after assumed and ceded reinsurance. In 1996 and 1995, total revenues included insurance premiums earned of approximately $668,716,000 and $592,590,000, respectively. Motor vehicle insurance accounted for approximately 94.6% and 92.7%, homeowners insurance accounted for approximately 4.0% and 5.3% and commercial multi-peril insurance accounted for approximately 1.0% and 1.5% of total earned premiums, in 1996 and 1995, respectively.





9
<page



	The Company's principal insurance line is personal automobile insurance. The Company offers automobile policyholders the following types of coverage: bodily injury liability coverage, including underinsured and uninsured motorist coverage, property damage liability coverage and physical damage coverage, including fire, theft and other hazards specified in the policy. Policies are usually written for one year terms. The Company's published liability limits are $500,000 per person for bodily injury, $1,000,000 per accident and $100,000 for property damage. Liability limits of $100,000 per person injured, $300,000 per accident and $100,000 for property damage are the limits most commonly purchased from the Company.

	Personal automobile insurance is completely regulated by The Commonwealth of Massachusetts. Marketing and underwriting strategies for companies operating in this state continue to be dominated by automobile premium rates and commission levels which are mandated by the Massachusetts Division of Insurance and by current and prospective legislation affecting the industry. Automobile premium rates in Massachusetts are among the highest in the nation as a direct result of high costs incurred by companies which provide this type of protection. Claims, the costs associated with the processing and settling of claims, assessments required to subsidize the involuntary market mechanism, accident rates, bodily injury claims, and medical care costs remain among the highest in the nation. Additionally, traffic density, as defined by vehicle miles divided by highway miles, is among the highest in the nation.

	During the three-year period from 1994 to 1996, Massachusetts personal automobile insurance premium rates decreased an average of 2.6% per year. The Commissioner approved an average 6.2% decrease in personal automobile premiums for 1997, the third decrease in three years, as 1996 average rates were cut by 4.5%, and 1995 average rates were decreased by 6.1%. According to the Commissioner's office, the current rate environment is the result of continued consumer cooperation by driving safely, obeying traffic laws, reporting fraud, wearing seatbelts and individuals locking their autos.

	Also, the 1997 decrease was partially driven by corrections to an industry error impacting prior year rate decisions. The industry error resulted from a miscaluation of industry expense allowances that had the effect of overstating rates for 1991 through 1996. Rates for 1997 include an adjustment to recoup this error from the industry equal to 40% of the error with 40% reducing 1998 rates and 20% reducing 1999 rates.

	Additionally, 1997 rates were decreased as a result of the reconciliation of the SDIP which is designed to be revenue neutral. In most recent past years, the SDIP reconciliation resulted in a deficit which was then added into the rates for the subsequent years. The 1996 SDIP reconciliation, however, resulted in a surplus. Fifty percent of this surplus is being used to decrease rates in both 1997 and 1998.

	The Company has performed an analysis of the rate decision and has estimated the impact of the above two items on its results assuming its market share remains the same as it was at the end of 1996. The earned premium impact is estimated to be approximately $15.3 million for 1997, $23.0 million for 1998 and $13.5 million for 1999. The earnings per share after-tax impact resulting from the lower earned premiums for 1997, 1998 and 1999 is estimated to be $0.28, $0.41 and $0.23, respectively.  If the Company's future market share increases
(decreases), a larger (smaller) financial impact would result.

	The Automobile Insurers Bureau of Massachusetts ("AIB") has filed an appeal with the Massachusetts Supreme Judicial Court challenging the Commissioner's decision to prospectively decrease future rates for the miscalculation of the industry expense allowance. (The SDIP reconciliation component is not being challenged.) The AIB's argument is that, according to statute, there is a prohibition against retroactive rate making in Massachusetts which effectively bars the examination of past year's data once all involved parties have agreed to the rate decision. One insurer has filed a suit with the Massachusetts Supreme Judicial Court alleging that the prospective nature of the rate reduction will have an unfair adverse impact on it. This is due to the fact that the company filing suit believes it should not be adversely impacted solely because its market share is greater now than during those years in which the errors occurred. It is not possible to predict the outcome of these legal actions or the potential effects thereof on the Company.






10
<page



	In addition, the Massachusetts Association of Insurance Agents ("MAIA") has also filed a suit with the Massachusetts Supreme Judicial Court with respect to the Commissioner's ruling on 1997 commissions. The Commissioner ruled that agents' commissions on the 1997 premiums, subject to safe driver deviations, will be based on the discounted net premium amounts. The 1996 commissions were based on the gross premium amounts. The Commissioner's ruling will result in agents receiving fewer commission dollars on a per policy basis. The Company is unable to predict the possible outcome of this suit at this time.

	The Company also offers homeowners insurance except in designated coastal areas. The Company's standard homeowners policy is an all risk, replacement cost insurance policy covering a dwelling and the contents contained therein. The Company's published limits of liability for property damage to a dwelling are a minimum coverage of $60,000 and a maximum coverage of $600,000, although some policies over this amount are written on an exception basis. For personal liability, the minimum coverage is $100,000 and the maximum coverage is $1,000,000. The average property damage coverage amount per policy is approximately $135,000, and generally, the average amount of contents coverage is 70% of the amount of coverage for the dwelling, with limitations on the amount of coverage per item placed on securities, cash, jewelry, furs, silverware and firearms. However, additional coverage for such items can be purchased on a scheduled personal property basis. The Company also offers $1,000,000, $2,000,000 and $3,000,000 personal liability umbrella coverage for homeowners policies requiring certain specified underwriting coverages which are reinsured through American Reinsurance Corporation.

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

Mortgage Operations

	Insurance companies are authorized to invest in mortgages and the Company formed Bay Finance Company, Inc. ("Bay Finance") to originate and service residential and commercial mortgages primarily in Massachusetts. During fiscal 1996, 1995, and 1994 the mortgage operations accounted for approximately $4,249,000, or 0.6%, $3,804,000, or 0.6% and $3,972,000 or 0.6% of the Company's consolidated total revenues, respectively.

	As announced in October, 1995, and in order to focus resources more directly on the Company's main line of business, private passenger automobile insurance, the operations of Bay Finance were substantially reduced. Effective January 1, 1996, Bay Finance no longer actively originates mortgage loans through the use of outside originators and extensive regional marketing. As a result, Bay Finance's staffing levels were substantially reduced and the remaining employees focus on servicing the Company's existing mortgage portfolio. Bay Finance has retained its lending licenses and continues to make a small number of various types of mortgage loans.

Insurance Agency

	Clark-Prout Insurance Agency, Inc. ("Clark-Prout") is a wholly-owned insurance agency that writes both for the Company and for other insurance companies. During fiscal 1996, 1995 and 1994, Clark-Prout revenues amounted to $930,000, or 0.1%, $1,203,000 or 0.2% and
$1,194,000 or 0.2% of the Company's consolidated total revenues, respectively.

B. Commonwealth Automobile Reinsurers

	A significant aspect of the Company's automobile insurance business relates to its interaction with C.A.R. C.A.R. is a state-mandated reinsurance mechanism, which enables the Company and approximately 40 other writers of automobile insurance in Massachusetts ("Servicing Carriers") to reinsure any undesirable automobile risk. Servicing Carriers, which are responsible for over 99.0% of total direct premiums written for personal automobile insurance in Massachusetts, are required to offer automobile insurance coverage to all eligible applicants pursuant to "take-all-comers" regulations, but may reinsure undesirable business with C.A.R. In addition, Servicing Carriers are obligated to accept involuntary agencies, known as ERPs, from C.A.R. and to provide an automobile insurance market in Massachusetts for those agencies.

11
<page



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

	In general, the C.A.R. reinsurance mechanism operates as follows. Within established time frames, a Servicing Carrier must identify which policies it wishes to retain and which policies it wishes to cede to C.A.R. A Servicing Carrier pays to C.A.R. all of the premiums generated by the policies it has ceded and also reimburses C.A.R. for the reduced premium resulting from affinity group marketing discounts. C.A.R. reimburses Servicing Carriers for all losses incurred on account of ceded policies, although, as with reinsurance generally, reinsurance of a policy through C.A.R. does not legally discharge the Servicing Carrier from its liability to the policyholder for the full amount of the policy. In addition, Servicing Carriers also receive fees for servicing ceded policies based upon the expense structure established by C.A.R.

	An insurer's proportionate share of the C.A.R. deficit is allocated on the basis of a formula called a participation ratio, which can vary significantly between the personal and commercial pools, and between different policy years. Under current regulations, an insurer's share of the C.A.R. deficit is based upon its market share for retained automobile risks for the particular pool, adjusted by a utilization formula, such that, in general, its participation ratio is disproportionately and adversely affected if its relative use of C.A.R. reinsurance exceeds that of the Massachusetts industry and favorably affected if its relative use of C.A.R. reinsurance is less than that of the Massachusetts industry. At year end 1996 and 1995, the Company's Massachusetts private passenger automobile market share was 20.8% and 16.4%, respectively. The current formula also contains a provision whereby certain high risk business, if reinsured through C.A.R., is excluded in determining an insurer's participation ratio. Finally, for the personal automobile C.A.R. pool, an insurer's participation ratio may be affected by credits received for not reinsuring through C.A.R. automobile risks in selected underpriced classes and territories. An insurer's participation ratio will be favorably affected if its relative use of credits exceeds the Massachusetts industry's.

	The Company's objective is to develop and implement underwriting strategies to obtain the optimum balance between its C.A.R. participation ratio and the loss ratios on automobile risks not reinsured through C.A.R. For each automobile risk, the Company makes a judgment as to whether the projected impact on the Company's profitability from retaining the risk outweighs the incremental cost of reinsuring the risk through C.A.R. In determining the incremental cost of reinsuring a risk through C.A.R., the Company estimates its participation ratio for a given period by modeling the anticipated Massachusetts industry-wide C.A.R. trends. Once the Company estimates its participation ratio, it is then able to compare the incremental effect on the Company's share of the C.A.R. deficit of either reinsuring or retaining the particular automobile risks. Finally, the Company utilizes its internal underwriting database and internally-developed actuarial reporting and analysis systems to develop for each risk a projected underwriting loss ratio. It then compares the impact of the automobile risk on the Company's participation ratio in order to estimate whether, after taking all C.A.R. and other factors into account, the Company's profitability will be enhanced by reinsuring or retaining such risk. The Company believes that, because of its leading share of the Massachusetts automobile insurance market, it can utilize statistically credible data for a greater array of underwriting factors than its competitors, which in turn gives it a competitive advantage in deciding which automobile risks to reinsure through C.A.R.

	The C.A.R. utilization-based participation ratio has been in place since 1993, and individual companies in the marketplace make minor yearly changes to find the optimum balance between voluntary and ceded writings. Significant changes in the industry-wide private passenger cession percentage are not expected for 1997.

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




12
<page



	C.A.R. rule changes occur, as C.A.R. adjusts the operations of the personal and commercial reinsurance mechanisms to address the needs of the Massachusetts automobile insurance market. Any material change to the C.A.R. rules in the future will affect the Company. The Company is not currently aware of any likely future rule changes that could have a material impact on the Company, but there can be no assurance that such rule changes will not occur.

C. Marketing

	The Company markets its insurance products through a network of 672 licensed independent agencies, 539 throughout Massachusetts (of which 155 are ERPs) and 133 are in California. These independent agencies may also represent other insurance companies, some of which may compete directly with the Company. The independent insurance agencies are under contract with the Company's subsidiaries and must conduct their business according to the provisions of their contract. Contracts for Massachusetts agencies may be terminated by the Company upon 180 days' notice to the agency or at will by the agency.

	The Company seeks to establish long-term relationships with agencies that can generate a sizable volume of business with profitable underwriting characteristics and for which the Company will be among the top two or three preferred writers of its core products. The Company also assesses whether the mix of a prospective agency's business will expand the Company's presence in one or more of its core product lines. In 1996, each agency representing the Company in Massachusetts produced an average of approximately $1,307,000 of Company direct premiums written. Also in Massachusetts during 1996, 171 agencies produced in excess of $1.0 million of direct premiums written, an additional 51 agencies produced over $2.0 million, an additional 22 agencies produced over $3.0 million and lastly, an additional 11 agencies produced over $4.0 million. The Company's three largest agencies produced approximately $22.9, $13.9 and $11.3 million of Company direct premiums written, respectively, or approximately 3.1%, 1.9% and 1.5%, of the Company's total direct premiums written in 1996. Total direct premiums written attributable to the AAA group business was $344,297 or 47% of the Company's total direct premiums written. Of this amount, 9% was written through the AAA clubs and 91% was written through the Company's network of independent agents.

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

	Company agencies receive commissions on policies written for the Company and are eligible to receive contingent commissions through a profit sharing arrangement. The Commissioner annually establishes a minimum average direct commission for personal automobile insurance, which in 1996 was 13.8%. With respect to policies reinsured through C.A.R., the maximum amount of commissions that C.A.R. will reimburse the Company is fixed at that prescribed rate. Consequently, there is an incentive for insurers not to permit their direct commission rate to vary materially from the prescribed rate. The Company's contingent commissions are tied to the underwriting profit on policies written by an agency based upon a rolling three year experience method. The Company generally pays up to 45% of the underwriting profit attributable to the agency's business; generally, if the agency's loss ratio for its policies exceeds 50% in a year, the agency will not receive any contingent commission for that year. In 1996, total commissions paid by the Company to its agencies amounted to 15.6% of direct premiums written, of which direct commissions and contingent commissions constituted 14.4% and 1.2%, respectively. Direct commissions paid are higher than the personal automobile rates primarily due to higher commission rates paid on other lines of business. In 1996, the Company's expense for contingent commissions was $9.0 million versus $18.5 million in 1995. The Company also sponsors incentive award programs to encourage and reward agency profitability and growth.
During 1996, the Company ran such a program resulting in 315 Agents earning incentives at a total cost of approximately $4.3 million. Much of the success of this program is attributable to affinity group marketing programs.









13
<page


	The Company's information systems enable it to provide extensive support to its agencies. This support includes a direct billing system, which covers over 90% of the Company's policyholders, an on-line inquiry system which allows agents to ascertain quickly the status of pending claims or direct bill information and a system which allows Company agents to quote many premiums directly to policyholders. The Company also emphasizes its commitment to enhancing and expanding the role of its information systems. The Company has provided agencies with the ability to generate personal automobile policies from their own offices and will continue to explore new options in light of the Team 2000 project.

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

	Beginning in the latter part of 1995, the Company began to actively pursue Group Marketing programs. The primary purpose of group marketing programs is to provide participating groups with a convenient means of purchasing automobile insurance through associations and employee groups. Billing is primarily through direct billing with payroll deduction available. Emphasis is placed on writing larger groups, although accounts with as few as 25 participants are considered. Groups of 100 or more participants could be eligible for a rate discounts. In general, the Company looks for groups with mature/stable membership, favorable driving records, and below average turnover ratios. The sponsoring entities must be in sound financial condition and have stable employment or membership. Participants who leave the sponsoring group during the term of the policy are allowed to maintain the policy until expiration. At expiration, a regular Commerce policy may be issued at the insured's option.

	During the latter part of 1995, Commerce signed group marketing agreements with the five AAA Clubs offering a 10% discount on automobile insurance to the clubs' members who reside in Massachusetts. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and has been the primary reason for a 29.8% increase in the number of personal automobile exposures written by Commerce. In addition, in 1996, total direct premiums written attributable to the AAA group business was $344,297 or 47% of the Company's total direct premiums written. Of this amount, 9% was written through the AAA clubs and 91% was written through the Company's network of independent agents.

	Initially, the Massachusetts statute governing group marketing programs required that 35% of the eligible members participate in a group marketing program within the first year. Accordingly, Commerce and AAA aggressively pursued AAA members for the AAA Group Marketing Program. At December 31, 1996, Commerce had achieved the objective of writing more than 35% of the AAA members within the first year, as over 300,000 AAA members joined the program. The particular portion of the statute, dealing with achieving the 35% penetration level in one year, was amended by the Legislature in early 1997 to allow two years to reach the required penetration level. In 1997, Commerce and AAA intend to continue to increase the penetration of the eligible AAA membership.

	Commerce and the AAA Clubs have agreed that Commerce shall be their exclusive underwriter of Massachusetts personal automobile group programs. This contract may be terminated by the AAA Clubs upon written notice to Commerce, whose termination shall take effect at a minimum of three years from notice of termination.

	Also in 1995, the Company received state regulatory approval to eliminate interest based premium finance fees on new and renewal personal automobile insurance policies with effective dates on or after January 1, 1996. As a result, premium finance fees as a source of the Company's revenues have been reduced by 50.0% in 1996. As policies effective in 1995 favorably impacted finance fee income in 1996, the full effect of the elimination will not be felt until 1997 with the expectation of further reductions. The change was initiated in direct response to competitive forces in the Massachusetts marketplace.

	During 1996, the Company was granted licenses in the states of Connecticut and Rhode Island. License approval in the state of Vermont was received in January 1997. Applications were filed by the Company and are pending in the states of Maine and New Hampshire. Concurrent with these filings, the Company has entered into an agreement with PMSC and has purchased software which will allow for the development of internal operating systems which will enable the Company to process policies in these five states and Massachusetts. These systems are not scheduled to be in place for contiguous states until the latter part of 1997 and, as a result, Management is not expecting to start marketing in the states contiguous to Massachusetts until that time.
14
<page



	In January, 1996, Commerce was granted approval, for the 1996 calendar year, to offer safe driver deviations of 10% to customers with SDIP classifications of either Step 9 or 10. These are the two best SDIP driver classifications in Massachusetts, representing drivers with no at fault accidents and not more than one minor moving vehicle violation in the last six years. For drivers that qualify, the Company's automobile discounts and SDIP deviations can be combined for up to a 19% reduction from the state mandated rates. In March 1997, approval of SDIP deviations was granted for the 1997 calendar year.

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

	The Company and each of the approximately 40 other Servicing Carriers must write all automobile risks submitted to them. Massachusetts personal automobile insurance rates are fixed annually by the Commissioner. All companies writing personal automobile policies are required to use such rates, unless they have received prior approval from the Commissioner to offer a lower rate. The actual premium paid by a particular policyholder, however, is adjusted, either up or down, based upon the SDIP record of the insured operator. Moving violations and accidents for which the insured was at fault within the most recent six year period are used to determine each operator's SDIP surcharge or credit. The Massachusetts personal automobile insurance market became more competitive in late 1995 and throughout 1996 with the advent of affinity group marketing programs and safe driver rate deviations.

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

	Under Massachusetts law, residential property owners are strictly liable for damages caused by lead poisoning in children under age six residing in the premises. The Company has reduced its exposure to lead poisoning claims by (i) excluding from coverage all interfamilial claims for bodily injury or medical expenses brought by minors living in an insured's household, (ii) revising its underwriting standards for new and renewal business to avoid insuring properties with lead poisoning hazards and (iii) excluding from coverage all lead poisoning perils for bodily injury to children under age six under homeowners policies on one-to-four family residences built prior to 1965 where at least one unit is rented. With regard to the exclusion described in (iii), policyholders may buy a reinstatement of the excluded coverage through a policy endorsement for an additional premium, but very few such endorsements have been written. As a result of these remedial steps and its historical claims experience, the Company does not believe that its exposure to lead poisoning claims is material.
15
<page



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

	The Company's long term growth objective is to expand its writings outside of Massachusetts. To achieve this objective, during 1996 the Company was granted licenses in the states of Connecticut and Rhode Island. License approval in the state of Vermont was received in January 1997. Applications were filed by the Company and are pending in the states of Maine and New Hampshire. Concurrent with these filings, the Company has entered into an agreement with PMSC and has purchased software which will allow for the development of internal operating systems which will enable the Company to process policies in these five states and Massachusetts. To facilitate this development to provide the necessary systems capable of supporting continued growth and to address the year 2000 processing issue facing computer system users, the Company has established the Team 2000 project. Team 2000 will provide for a complete integration of databases serving our three main functions; claims, underwriting and premium accounting. The Team 2000 systems implementation will be multi-phased with the first phase scheduled to be in place for contiguous states during the latter part of 1997. As a result, Management is not expecting to start marketing in the states contiguous to Massachusetts until that time. Through the year 2001, the Company expects to incur over $40 million in costs with the implementation of the PMSC systems. This amount includes the purchase of a main frame computer, license fees, and the costs associated with programming, implementation and training. In 1996, the Company paid
$10.5 million, of which, $4.9 million was expensed during the year.

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

Property and Catastrophe Reinsurance

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

	Effective September 30, 1995, the Company increased its coverage under the combined property quota share and excess loss reinsurance contract. The contract is now written with six domestic reinsurance companies. Under the quota share portion of the arrangements, the reinsurers indemnify the Company for 45% of the loss and LAE, and pay a commission allowance based on the ratio of losses incurred to premiums earned. In exchange, the Company pays to the reinsurers 49% of the net premium pertaining to the related business. The maximum per occurrence loss reimbursement is $50.0 million and the maximum annual aggregate occurrence loss reimbursement is $75.0 million. Under the excess loss reinsurance portion of the arrangements, the Company reinsures each risk, retaining $125,000 and reinsuring 100% of the next $875,000. This reinsurance contract is continuous, cancelable quarterly with ninety days notice.






16
<page



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

	Effective March 1, 1996 through February 28, 1997 the Company's catastrophe reinsurance program has been tailored in conjunction with the property quota share arrangement to provide catastrophe reinsurance protection at varying levels of losses. The table below provides information depicting the approximate combined recoveries of all property reinsurance programs (catastrophe and quota share) at various loss scenarios if a catastrophe were to strike:

										 Net Loss
				    Total		Reinsurance		Retained by
				    Loss 		 Recovery  		the Company
				$ 25,000,000	$ 11,300,000	$13,700,000
				  50,000,000	  35,000,000	 15,000,000
				  75,000,000	  58,800,000	 16,200,000
				 100,000,000	  82,500,000	 17,500,000
				 125,000,000	 105,000,000	 20,000,000
				 150,000,000	 110,000,000	 40,000,000

	The Company will have no reinsurance recoveries for total loss amounts in excess of $150.0 million. The Company is currently renegotiating its primary catastrophe reinsurance program to become effective May 1, 1997. This renegotiation does not affect the property quota share arrangement or one other non-primary catastrophe reinsurance program.

Casualty Reinsurance

	Through December 31, 1996, casualty reinsurance was on an excess of loss basis for any one event or occurrence with a maximum recovery of $4.0 million over a net retention of $1.0 million. Effective January 1, 1997, casualty reinsurance is on an excess loss basis for any one event or occurrence with a maximum recovery of $9.0 million over a net retention of $1.0 million. This coverage is placed with Swiss Reinsurance America Corporation, formerly North American Reinsurance Corporation (rated A by A.M. Best).

	Effective January 1, 1995, personal and commercial liability umbrella policies are reinsured on a 95% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $5.0 million for policies with underlying automobile coverage of $250,000/$500,000 or more. Effective January 1, 1996, the Company added personal liability umbrella reinsurance coverage for policies with underlying automobile coverage of $100,000/$300,000, on a 65% quota share basis in regards to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $3.0 million. These coverages are placed with American Reinsurance Corporation (rated A+ by A.M. Best).

	The Company believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limits, retentions, arbitration and occurrence. Based on its review of its reinsurers' financial statements and their reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound. The Company had no amount of reinsurance receivables more than 90 days past due at December 31, 1996.

F. Settlement of Claims

	Claims under insurance policies written by the Company are investigated and settled primarily by claims adjusters employed by the Company. The Company employs a staff of 584 people at its claims department, located in Webster, Massachusetts. In addition to these individuals, the Company utilizes the services of approximately 24 independent appraisal firms and 10 independent property adjusting companies who are strategically located throughout the state. The Company also has a special unit which investigates suspected insurance fraud and abuse. If a claim or loss cannot be settled and results in litigation, the Company retains outside counsel to represent it.
17
<page



	The Company believes that through its claims staff of experienced adjusters, appraisers, managers, and administrative staff, it has achieved lower LAE than the industry average and higher customer satisfaction than many of its competitors. All claims office staff members work closely with agents and claimants with a goal of settling claims fairly, rapidly and cost effectively.

	Certain of the Company's Massachusetts agencies have settlement authority for claims for other than automobile property losses which are less than $2,500. The settlement authority of agencies under automobile policies is limited to claims for towing.

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

	The damages available under Chapter 93A may not necessarily be related to the harm caused by the insurer's violation of Chapter 176D. Chapter 93A provides in effect that the party bringing the Chapter 93A claim will be entitled, at a minimum, to the amount of the judgment on all claims arising out of the same underlying occurrence, regardless of the limits of the policy issued by insurer. Moreover, Chapter 93A permits the court to double or triple the party's damages if the insurer's violation of Chapter 176D was willful or knowing. If the underlying policy risk was ceded to C.A.R., the Company may seek reimbursement from C.A.R. for the damages it will be obligated to pay if it is found liable under Chapter 93A or amounts paid in settlement of such claim. Such reimbursement is discretionary and C.A.R. may not reimburse an insurer if C.A.R. determines that the insurer was negligent in the handling of such claim and such negligence was the cause of Chapter 93A liability. Additionally, certain time notification restrictions apply to these judgments, which if not met, could preclude an insurer from seeking reimbursement from C.A.R. Accordingly, there can be no assurance that the Company will be reimbursed by C.A.R. in any particular instance involving a Chapter 93A claim.

	In March 1996, the Company began providing an after hours claim reporting service available to third party claimants and insureds of certain agencies. The service ensures complete twenty-four (24) hour service including weekends and holidays.

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

	In accordance with industry practice, the Company also maintains reserves for estimated losses incurred but not yet reported ("IBNR"). IBNR reserves are determined on the basis of historical information and the experience of the Company. Adjustments to IBNR are made periodically to take into account changes in the volume of business written, claims frequency and severity, the mix of business, claims processing and other items that can be expected to affect the Company's liability for losses and LAE over time.
18
<page



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

	By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, the Company estimates
the ultimate net liability for losses and LAE.    After taking into
account all relevant factors, management believes that the provision for losses and LAE at December 31, 1996 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability may be greater or lower than reserves. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods. The Company's loss and LAE reserves also includes its share of the aggregate loss and LAE reserves of all Servicing Carriers.

	For a reconciliation of beginning and ending reserves for losses and LAE, net of reinsurance, see Note E to the Company's 1996
Consolidated Financial Statements, which is incorporated herein by reference from pages 29 through 31 of the Company's 1996 Annual Report.

	Included in the loss reserve methodologies described above, are liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as oil spills and lead paint. Reserves have been established to cover these claims for both known and unknown losses. Because of the Company's limited exposure to these types of claims, Management believes they will not have a material impact on the consolidated financial position of the Company. Loss reserves on environmental related claims amounted to $8,783,000 and $10,708,000 in 1996 and 1995, respectively.

	The following table represents the development of reserves, net of reinsurance, for 1986 through 1996. The top line of the table shows the reserves at the balance sheet date for each of the indicated years.
This represents the estimated amounts of losses and LAE for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts paid as of successive years with respect to that year's current reserve liability expressed as a percentage. The lower portion of the table shows the re-estimated amount as a percentage of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. Favorable loss development exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 1996.























19
<page



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

              						Year ended December 31,

                   1996       1995      1994      1993      1992
1991      1990      1989      1988      1987      1986
                                                     ($ in thousands)
Reserves for
 losses and loss
 adjustment
 expenses........  $521,061  $486,673  $448,331  $415,613  $316,261
$228,657  $177,657  $138,456  $100,882   $70,457   $49,069

Paid (cumulative)
 as a percentage
 of current re-
 serves as of:
  One year later..               42.0      44.5      51.3      49.4
45.6      45.6      46.4      41.7      40.4      41.8
  Two years later.                         63.7      70.0      74.3
70.2      67.6      68.7      67.9      60.0      65.1
  Three years
   later..........                                   80.0      83.2
86.0      83.5      81.1      82.3      80.5      78.7
  Four years
   later..........                                             88.1
89.9      94.5      89.5      89.2      89.0      94.4
  Five years later
92.0      95.1      97.3      92.4      92.3      99.6
  Six years later.
94.5      97.2      99.5      93.6     102.2
  Seven years
   later..........
96.1      99.8     101.4     103.2
  Eight years
   later..........
97.7     101.8     103.4
  Nine years
   later..........
98.8     103.7
  Ten years later.
98.9

Reserves re-estimated
 as a percentage of
 initial reserves as of:
  One year later..               82.0      83.4      83.7      87.2
82.3      84.5      92.7      96.9      99.4      95.3
  Two years later.                         72.7      75.5      78.6
82.8      74.6      82.8      87.7      98.9      91.7
  Three years
   later..........                                   69.0      73.0
77.1      75.1      76.7      80.5      90.1      91.8
  Four years later                                             68.8
72.2      71.7      78.2      76.3      86.2      85.0
  Five years later
68.7      68.2      75.6      80.2      83.9      83.5
  Six years later.
65.5      74.0      78.0      90.8      83.0
  Seven years
    later.........
71.8      77.3      88.5      82.5
  Eight years
    later.........
75.4      87.9      82.3
  Nine years later
85.2      82.0
  Ten years later.
78.2

Redundancy expressed as a
 percent of yearend
 reserves.........               18.0      27.3      31.0      31.2
31.3      34.5      28.2      24.6      14.8      21.8

<page



H. Operating Ratios

Loss and Underwriting Expense Ratios

	Loss and underwriting expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. Losses and LAE are stated as a percentage of premiums earned because losses may occur over the life of a policy. Underwriting expenses on a statutory basis are stated as a percentage of net premiums written rather than premiums earned because most underwriting expenses are incurred when policies are written and are not spread over the policy period. Underwriting profit margins are reflected by the extent to which the combined loss and underwriting expense ratios, the combined ratio, is less than 100%. The combined ratio is considered the best simple index of current underwriting performance of an insurer. The Company's loss ratio, underwriting expense ratio and combined ratio, and the industry combined ratio, on a statutory basis, are shown in the following table. The Company's ratios include lines of insurance other than automobiles as do the industry combined ratios for all writers. Data for the property and casualty industry generally may not be directly comparable to Company data. This is due to the fact that the Company conducts its business primarily in Massachusetts.

									Year Ended
December 31,
						 1996		 1995		 1994
1993		 1992

Company Statutory Ratios (unaudited):
  Loss Ratio......................	 70.9%	 62.0%	 64.6%
68.0%	 66.2%
  Underwriting Expense Ratio......	 27.1		 29.0		 27.1
25.7		 28.1
   Combined Ratio.................	 98.0%	 91.0%	 91.7%
93.7%	 94.3%

   Industry combined ratio
   (all writers)(1)...............	103.1%	102.5%	103.0%
	102.9%	107.4%

(1) Source: Best's Review (January, 1997), as reported by A.M. Best for all property and casualty insurance companies and weighted to reflect the Company's product mix. The 1996 industry information is estimated by A.M. Best.

Premiums to Surplus Ratio

	The following table shows, for the periods indicated, the Company's and the industry's statutory ratios of net premiums written to policyholders' surplus. While there is no statutory requirement applicable to the Company which establishes a permissible net premiums to surplus ratio, guidelines established by the National Association of Insurance Commissioners ("NAIC") provide that this ratio should be no greater than 300%.

									Year Ended
December 31,
						 1996		 1995		 1994
1993		 1992
									(dollars in
thousands)
Net premiums written by the
 Company...........................	$711,570	$603,421	$589,197
	$563,416	$508,847
Policyholders' surplus of the
 Company...........................	 464,739	 440,110	 349,775
284,631	 221,434
The Company's ratio................	   153.1%	   137.1%	   168.5%
197.9%	   229.8%
Industry ratio(1)..................	   100.0%	   120.0%	   134.7%
132.5%	   139.5%

__________________________________
(1) Source: Best's Review (January, 1997), for all property and casualty insurance companies. The 1996 industry information is estimated by A.M. Best.



21
<page



I. Investments

	Investment income is an important source of revenue for the Company and the return on its investment portfolio has a material effect on its net earnings. The Company's investment objective is to maintain high quality diversified fixed maturity investments structured to maximize after-tax investment income while minimizing risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference from pages 4 through 15 of the Company's 1996 Annual Report.

	The Company's investment portfolio carried at market value as of December 31, 1996, was $1,027,136 excluding cash and cash equivalents. Of that amount, 69.8% was invested in fixed maturities, 22.8% was invested in equity securities, 7.4% was invested in mortgage loans and other investments.

	Investments in fixed maturities, which include bonds and redeemable preferred stocks, and investments in equity securities, which include common stocks, non-redeemable preferred stocks and preferred stock mutual funds, are carried at fair market value. Unrealized investment gains and losses on equity securities and fixed maturities, to the extent that there is no permanent impairment of value, are credited or charged directly to stockholders' equity, net of any tax effect. When investment securities are sold, the realized gain or loss is determined based on sales proceeds less book value.

	The Company's bond portfolio is comprised of Government National Mortgage Association ("GNMA") mortgage backed bonds (31.5%) and municipal bonds (68.5%). Of the Company's bonds, 100.0% are rated in the two highest quality categories provided by the NAIC.

	The Company's investment policy, determined in accordance with guidelines established by the Company's Board of Directors, emphasizes investment yield while maintaining investment quality. The Board of Directors reviews and ratifies management's investment decisions on a quarterly basis. State insurance laws also impose restrictions on the nature and extent of investments by the Company.

	The table below sets forth investments (at cost) and the income thereon for the five years ended December 31, 1996.

									Year Ended
December 31,
						  1996       1995       1994
1993       1992
									(dollars in
thousands)

Average net investments.......... $1,060,538   $996,169     $889,700
$749,821   $520,890
Net realized gains (losses) on
  investments....................     (7,574)       712       45,612
7,506      1,537
Unrealized gains (losses) on
  fixed maturities...............     16,191     13,969      (56,366)
27,477        -
Unrealized gains (losses) on
  equity securities..............     19,315     11,422       (8,887)
13,199     22,279
Net investment income............     77,402     71,313       62,901
53,068     39,223
Net investment income as a
 percentage of total average
 investments.....................       7.30%      7.16%        7.07 %
7.08%     7.53%










22
<page



	The following table sets forth an analysis of carrying value by the type of investment at December 31, 1992 at cost and 1993 through 1996 at fair market value:

									Year Ended
December 31,
						   1996       1995       1994
1993       1992
									(dollars in
thousands)
Type of Investment
  GNMA mortgage-backed bonds...... $  225,552  $  221,373   $233,287
$202,403   $102,873
  Tax exempt state and municipal
   bonds..........................    491,150     593,904    511,723
447,088    402,692
  Redeemable preferred stocks.....        -           -          -
-        2,261
      Total fixed maturity
       investments................    716,702     815,277    745,010
649,491    507,826

  Mortgages and collateral loans
   (net of allowance for possible
   loan losses)...................     74,586      75,609     58,590
63,301     69,948
  Preferred stock mutual funds....     29,087         -          -
-          -
  Common stocks...................     56,954      40,359      9,656
65,863     53,345
  Non-redeemable preferred stocks.    147,680     111,220     85,574
80,058        -
  Other investments...............      2,127       1,648        716
1,304      2,351
      Total investments........... $1,027,136  $1,044,113   $899,546
$860,017   $633,470

	The table below sets forth as of December 31, 1996 the composition of the Company's fixed maturity investments, excluding short-term investments, by time to maturity at the dates indicated:

	 Percent

	   of
											Amount
	Portfolio

	(dollars in thousands)
		Period from December 31, 1996 to maturity:
		  One year or less.................................  $
517          0.1%
		  More than one year to five years.................
102           -
		  More than five years to ten years................
1,681          0.2
		  More than ten years..............................
714,402         99.7

$716,702        100.0%

	At December 31, 1996, the Company's fixed income portfolio, which represented 69.8% of the Company's total invested assets, had an average stated maturity of approximately 26.5 years. The calculation of average stated maturity utilizes the dollar weighted average of the actual maturity date for a security. In contrast, the Company's weighted average duration can be significantly less. At December 31, 1996, the Company's fixed income portfolio had a weighted average duration of 5.4 years. The "duration" of a security is the time-weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates. The weighted average duration is short compared to the average stated maturity because of the relatively large percentage of GNMA's in the fixed maturity portfolio. The duration of GNMA's reflects industry prepayment assumptions. With respect to GNMA's, investors are compensated primarily for reinvestment risk rather than credit quality risk. During periods of significant interest rate volatility, the underlying mortgages may prepay more quickly or more slowly than anticipated. If the repayment of principal occurs earlier than anticipated during periods of declining interest rates, investment income may decline due to the reinvestment of these funds at the lower current market rates. In regards to municipal bonds, the Bloomberg Financial System utilizes optional call dates, sinking fund requirements and assumes a non-static prepayment pattern in deriving these averages.

23
<page



J. Regulation

General

	The Company's primary business is subject to extensive regulation by the Commissioner who is appointed by the Governor of Massachusetts. The Commissioner has broad authority to fix and establish maximum policy rates and minimum agent commission levels on personal automobile insurance. In addition, the Commissioner grants and revokes licenses to write insurance, approves policy forms, sets reserve requirements, determines the form and content of statutory financial statements and establishes the type and character of portfolio investments. The Commissioner also approves company submissions regarding group insurance programs and corresponding discounts along with SDIP deviations. Consequently, the policies and regulations set by the Commissioner are an important element of writing insurance in Massachusetts.

	During the three-year period from 1994 to 1996, Massachusetts personal automobile insurance premium rates decreased an average of 2.6% per year. The Commissioner approved an average 6.2% decrease in personal automobile premiums for 1997, the third decrease in three years, as 1996 average rates were cut by 4.5%, and 1995 average rates were decreased by 6.1%. According to the Commissioner's office, the current rate environment is the result of continued consumer cooperation by driving safely, obeying traffic laws, reporting fraud, wearing seatbelts and individuals locking their autos.

	Also, the 1997 decrease was partially driven by corrections to an industry error impacting prior year rate decisions. The industry error resulted from a miscaluation of industry expense allowances that had the effect of overstating rates for 1991 through 1996. Rates for 1997 include an adjustment to recoup this error from the industry equal to 40% of the error with 40% reducing 1998 rates and 20% reducing 1999 rates.

	Additionally, 1997 rates were decreased as a result of the reconciliation of the SDIP which is designed to be revenue neutral. In most recent past years, the SDIP reconciliation resulted in a deficit which was then added into the rates for the subsequent years. The 1996 SDIP reconciliation, however, resulted in a surplus. Fifty percent of this surplus is being used to decrease rates in both 1997 and 1998.

	The Company has performed an analysis of the rate decision and has estimated the impact of the above two items on its results assuming its market share remains the same as it was at the end of 1996. The earned premium impact is estimated to be approximately $15.3 million for 1997, $23.0 million for 1998 and $13.5 million for 1999. The earnings per share after-tax impact resulting from the lower earned premiums for 1997, 1998 and 1999 is estimated to be $0.28, $0.41 and $0.23, respectively.  If the Company's future market share increases
(decreases), a larger (smaller) financial impact would result.








24
<page



	The AIB has filed an appeal with the Massachusetts Supreme Judicial Court challenging the Commissioner's decision to prospectively decrease future rates for the miscalculation of the industry expense allowance. (The SDIP reconciliation component is not being challenged.) The AIB's argument is that, according to statute, there is a prohibition against retroactive rate making in Massachusetts which effectively bars the examination of past year's data once all involved parties have agreed to the rate decision. One insurer has filed a suit with the Massachusetts Supreme Judicial Court alleging that the prospective nature of the rate reduction will have an unfair adverse impact on it. This is due to the fact that the company filing suit believes it should not be adversely impacted solely because its market share is greater now than during those years in which the errors occurred It is not possible to predict the outcome of these legal actions or the potential effects thereof on the Company.

	In addition, the MAIA has also filed a suit with the Massachusetts Supreme Judicial Court with respect to the Commissioner's ruling on 1997 commissions. The Commissioner ruled that agents' commissions on 1997 premiums, subject to safe driver discounts, will be based on the discounted net premium amounts. The 1996 commissions were based on the gross premium amounts. The Commissioner's ruling will result in agents receiving fewer commission dollars on a per policy basis. The Company is unable to predict the possible outcome of this suit at this time.

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








25
<page



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

	The Commissioner sets an average minimum direct agency commission rate for personal automobile insurance, which in 1996 was 13.8%. With respect to risks reinsured through C.A.R., the maximum amount of commissions that C.A.R. will reimburse is fixed at that prescribed rate.

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

Commonwealth Automobile Reinsurers

	General. C.A.R. is a state-mandated reinsurance mechanism, under which all premiums, expenses and losses on ceded business are shared by all insurers. It is similar to a joint underwriting association because a number of insurers (approximately 41, including the Company) act as Servicing Carriers for the risks it insures.

	Agencies. In general, agencies licensed to issue automobile insurance policies are entitled to be assigned to at least one Servicing Carrier. There are two categories of agencies: those who have voluntary agreements with one or more Servicing Carriers and those who do not.
The latter are assigned by C.A.R. to a single Servicing Carrier and are known as ERPs.

	C.A.R. Operations. All companies writing automobile insurance in Massachusetts share in the underwriting results of the C.A.R. business for their respective product line or lines, whether or not they are Servicing Carriers. An insurer's share of the C.A.R. deficit is allocated on the basis of a formula called a participation ratio, which can vary significantly between the personal and commercial pools, and between different policy years. See "Business--Commonwealth Automobile Reinsurers" for a detailed discussion of the method of calculating the participation ratio.

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



26
<page



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










27
<page



Protection Against Insurer Insolvency

	All of the insurers writing the types of insurance covered by The Massachusetts Insurers Insolvency Fund ("M.I.I.F.") are M.I.I.F.
members. M.I.I.F. is obligated to pay any unpaid claim, up to $300,000, against an insolvent insurer if the claim existed prior to the declaration of insolvency or arose within 60 days thereafter. M.I.I.F. assesses members the amounts necessary to pay both its obligations and the expenses of handling covered claims. Subject to certain limitations, assessments are made in the proportion that each member's net written premiums for the preceding calendar year for all property and casualty lines of business bore to the corresponding net written premiums for all members for the same period. The statute that established M.I.I.F. also provides for the recoupment by insurers of amounts paid to M.I.I.F. Historically, the Commissioner has allowed insurers to recoup the amounts they paid M.I.I.F. through rate increases.

	Consistent with industry practice in Massachusetts, it is the Company's policy to record all assessments when they are assessed. M.I.I.F. assessed Commerce and Citation an aggregate of $742,000 in 1996, $338,000 in 1995 and $331,000 in 1994. The Company anticipates that there will be additional assessments. By statute, no insurer may be assessed in any year an amount greater than two percent of that insurer's net direct written premiums for the calendar year preceding the assessment. The Company believes that any such additional assessments should not have a material adverse effect on the consolidated financial position of the Company, although the timing and amounts of any such assessments cannot be presently ascertained.

NAIC Guidelines

	Insurance Regulatory Information System Ratios. The NAIC Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is intended primarily to assist state insurance regulators in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the year ended December 31, 1996, the Company's consolidated property and casualty operations had no ratios outside the "normal" range.

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














28
<page



	The Company's subsidiaries, Commerce and Citation, have RBC amounts at December 31, 1996 of $52 million and $4 million, respectively, and they have statutory surplus of approximately $394 million and $71 million, respectively. The Statutory surplus of Commerce and Citation at December 31, 1996 exceeded the RBC Company Action Levels of $103 million and $8 million by approximately $291 million and $63 million. The RBC model formula proposes four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC falls. The first level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level (as defined by the NAIC) requires an insurer to submit a plan containing corrective actions and permits the Commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level (as defined by the NAIC) allows the regulator to rehabilitate or liquidate an insurer in addition to the aforementioned actions if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level (as defined by the NAIC) which requires the regulator to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount.

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

	In 1995, several insurers within the Massachusetts Insurance Industry began pursuing group marketing programs as a means of shifting market share. Arising from this pursuit, additional programs such as safe driver deviations and the elimination of finance fees have followed. Commerce's group automobile discounts and SDIP deviations can be combined for up to a 19% reduction from the state mandated rates.
The Company has actively pursued each of these endeavors in 1996 and will continue to do so in 1997.

	Because the Company's insurance products are marketed exclusively through independent agencies--most of whom represent more than one company--the Company faces competition within each agency. The Company competes for business from independent agencies by paying them significant compensation in the form of profit sharing payments which are based in part on the underwriting profits of the agency business written with the Company, providing a consistent market, promptly servicing policyholder claims, providing agency support services and by providing competitively priced personal automobile products. Although the Company believes, based upon regular surveys of its agencies, its relationships with its independent agencies are excellent, any disruption in these relationships could adversely affect the Company's business.

	The Company believes the Massachusetts regulatory environment, which fixes maximum personal automobile insurance rates, apportions losses incurred by C.A.R. and establishes minimum agency commissions, has discouraged certain companies with more diverse geographic markets and interests from establishing a presence or expanding their market share in Massachusetts.










29
<page



L. Other Matters

Human Resources

	As of December 31, 1996, the Company and its subsidiaries employed 1,380 people. The Company is not a party to any collective bargaining agreements and believes its relationship with employees to be good.

	The Company offers benefits, compensation and employee relations programs to assure a productive and positive working environment. The Company monitors job grades and salary scales of peer companies to assure that its compensation levels and benefits are competitive both within the property and casualty industry and geographically within Central Massachusetts. The Company has been recognized for its progressive programs designed to meet the needs of a modern-day workforce. On-site child care has been offered to employees since 1986. Commerce was one of the first businesses in the region to offer this benefit. The child care center can currently accommodate over 130 children of our employees.

	The Company maintains an Employee Stock Ownership Plan
("E.S.O.P."), for the benefit of all employees and former employees still participating in the E.S.O.P. There were a total of 1,385 participants at December 31, 1996.

ITEM 2. PROPERTIES

	The Company conducts its operations from approximately 277,000 square feet of space in several buildings which it owns in Webster, Massachusetts, which is located approximately 50 miles west of Boston. The Company's principal administrative offices in Webster consist of recently rehabilitated and newly constructed buildings. Its data processing and operational departments are housed in modern office buildings on a separate nine acre site. The Company's new acquisition, Western Pioneer, currently leases approximately 12,000 square feet of office space in Pleasanton, California. For additional information concerning property, see Note D to the Company's 1996 Consolidated Financial Statements, which is incorporated herein by reference from page 29 of the Company's 1996 Annual Report.

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



















30
<page



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

	The Company's executive officers are as follows:

		Name				Age			Position with
Company

	Arthur J. Remillard, Jr.	 66		Chief Executive Officer,
Director

	Gerald Fels				 54		Executive Vice
President,
								Chief Financial Officer,
Director

	Arthur J. Remillard, III	 41		Senior Vice President--
Policyholder
	Benefits, Assistant Clerk, Director

	Regan P. Remillard		 33		Senior Vice President--
General Counsel,
								Director

	David H. Cochrane			 43		Senior Vice President--
Underwriting 									of
Commerce and Citation

	Mary M. Fontaine			 40		Senior Vice President--
Human Resources

	Robert E. Longo			 62		Senior Vice President--
Marketing of
	Commerce and Citation

	Joyce B. Virostek			 54		Senior Vice President--
Management
	Information Systems of Commerce and
				Citation

	Arthur J. Remillard, Jr. has been the Chief Executive Officer of the Company since 1972 and has been in the insurance business for more than 30 years. Mr. Remillard, Jr. is also a member of the Governing Committee, Chairman of the Actuarial Committee, Vice Chairman of the Governing Committee Review Panel, and is a member of the Budget and Personnel Committees of C.A.R.

	Gerald Fels, a certified public accountant, was elected Executive Vice President of the Company in 1989. From 1981 to 1989, Mr. Fels had been Senior Vice President of the Company. Mr. Fels was the Treasurer of the Company from 1975 to 1994. Mr. Fels has also been Chief
Financial Officer since 1975.  Mr. Fels also serves on the C.A.R. Audit
Committee.

	Arthur J. Remillard, III was elected Senior Vice President-- Policyholder Benefits in 1988. From 1981 to 1988, Mr. Remillard, III had been Vice President--Mortgage Operations. In addition, Mr. Remillard, III has also served on the Board of Governors of the Insurance Fraud Bureau of the A.I.B. since January, 1991, the C.A.R. Claims Advisory Committee since June 1990 and the A.I.B. Claims Committee since April 1991.

	Regan P. Remillard was elected President of Western Pioneer Insurance Company in 1996. Mr. Remillard was elected Senior Vice President--General Counsel in 1995. From 1994-1995, Mr. Remillard was a practicing attorney at Hutchins, Wheeler & Dittmar, a Massachusetts law firm specializing in corporate law and litigation. From 1989-1993, Mr. Remillard was Government Affairs Monitor of the Company. Mr. Remillard is a member of the Massachusetts Bar.

31
<page



	David H. Cochrane has been the Senior Vice President--Underwriting of Commerce and Citation since 1988. For approximately four years prior to that, Mr. Cochrane was the Vice President of Financial Services of C.A.R. Mr. Cochrane has also served on the C.A.R. Market Review
Committee since 1988.

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







































32
<page



PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

	Beginning March 31, 1995, the Company's common stock began trading on the New York Stock Exchange, under the symbol "CGI". Previously, the Company's common stock had been traded on Nasdaq under the symbol
"COMG".

	The high, low and close prices for shares of the Company's common stock for 1996 and 1995 were as follows:

							   1996
1995
						High     Low      Close		High
Low     Close
	First Quarter............	$20-3/4 $17-3/4 $19-3/4		$17
$14-3/4 $16-3/4
	Second Quarter...........	 22-1/2  18-1/2  20-7/8		 17-
7/8   16-1/4  17-7/8
	Third Quarter............	 22-1/4  20-1/2  22    		 19-
7/8   16-3/4  19-5/8
	Fourth Quarter...........	 25-3/4  22      25-1/4		 21-
7/8   19-1/2  20-5/8

	As of March 1, 1997, there were 1,294 stockholders of record of the Company's Common Stock, not including stock held in "Street Name" or held in accounts for participants of the Company's Employee Stock
Ownership Plan ("E.S.O.P.").

	The Board of Directors of the Company voted to declare four quarterly dividends to stockholders of record totaling $.81 per share and $.23 per share in 1996 and 1995, respectively. On May 17, 1996, the Board voted to increase the quarterly stockholder dividend from $.06 to $.25 per share to stockholders of record as of June 7, 1996. Prior to that declaration, the Company had paid quarterly dividends of $.06 per share dating back to May 19, 1995 when the Board voted to increase the dividend from $.05 to $.06 per share. The $.05 cash dividend per share was first declared by the Board on May 20, 1994.

	The purchase of Treasury Stock under the stock buyback program increased by 673,915 shares during 1996 to 1,937,348 shares at December 31, 1996. The stock buyback program, authorized by the Board in May 1995, enables the Company to purchase up to three million shares of the Company's common stock. The program is now approximately two-thirds complete.

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

ITEM 6. SELECTED FINANCIAL DATA

	The five-year financial information under the caption "Selected Consolidated Financial Data" on page 40 of the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	The information on pages 4 through 15 of the Company's 1996 Annual Report is incorporated herein by reference.







33
<page



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The Company's Consolidated Financial Statements for the years ended December 31, 1996, 1995 and 1994 and the report of its independent accountants on pages 17 through 39 of the Company's 1996 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The information called for by this Item and not provided in Item 4A will be contained in the Company's Proxy Statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1996 and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

	The information called for by this Item will be contained in the Company's Proxy Statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1996 and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The information called for by this Item will be contained in the Company's Proxy Statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1996 and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The information called for by this Item will be contained in the Company's Proxy Statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1996 and such information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

	A. (1) The following financial statements have been incorporated herein by reference
		 from the pages indicated below of the Company's 1996 Annual
Report:

	      Page

		  Report of Independent
Accountants................................      17
		  Consolidated Balance Sheets as of December 31, 1996 and
1995.....      18
		  Consolidated Statements of Earnings for the years ended
		   December 31, 1996, 1995 and
1994................................      19
		  Consolidated Statements of Stockholders' Equity for the
years
		   ended December 31, 1996, 1995 and
1994...........................     20
		  Consolidated Statements of Cash Flows for the years ended
		   December 31, 1996, 1995 and
1994................................      21
		  Notes to Consolidated Financial
Statements.......................      22

	   (2) The financial statement schedules are listed in the Index to Consolidated
		 Financial Statement Schedules.

	   (3) The exhibits are listed in the Index to Exhibits.

	B.     No Reports on Form 8-K were filed during the quarter ended
December 31, 1996.




































35
<page


SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 1997
								THE COMMERCE GROUP, INC.

								By
									 ARTHUR J.
REMILLARD, JR.
									 (Arthur J.
Remillard, Jr.)
							(President, Chief Executive
Officer and Director)

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Signature							Title
	ARTHUR J. REMILLARD, JR.			President, Chief
Executive Officer and 		(Arthur J. Remillard, Jr.)
	Director


	GERALD FELS						Executive Vice
President, Chief Financial
	(Gerald Fels)					Officer and Director


	ARTHUR J. REMILLARD, III			Senior Vice President--
Policyholder 		(Arthur J. Remillard, III)
	Benefits, Assistant Clerk and Director


	REGAN P. REMILLARD				Senior Vice President,
General Counsel and
	(Regan P. Remillard) 				Director


	JOHN W. SPILLANE					Clerk and Director
	(John W. Spillane)


	RANDALL V. BECKER					Treasurer and Chief
Accounting Officer
	(Randall V. Becker)


	HERMAN F. BECKER					Director
	(Herman F. Becker)


	JOSEPH A. BORSKI, JR.				Director
	(Joseph A. Borski, Jr.)


								Director
	(Eric G. Butler)


	HENRY J. CAMOSSE					Director
	(Henry J. Camosse)



36
<page




	DAVID R. GRENON					Director
	(David R. Grenon)


	ROBERT W. HARRIS					Director
	(Robert W. Harris)


	ROBERT S. HOWLAND					Director
	(Robert W. Howland)


	JOHN J. KUNKEL					Director
	(John J. Kunkel)


	RAYMOND J. LAURING				Director
	(Raymond J. Lauring)


	ROGER E. LAVOIS					Director
	(Roger E. Lavoie)


	NORMAND R. MAROIS					Director
	(Normand R. Marois)


	SURYAKANT M. PATEL				Director
	(Suryakant M. Patel)


	ANTRANIG A. SAHAGIAN				Director
	(Antranig A. Sahagian)


	GURBACHAN SINGH					Director
	(Gurbachan Singh)





















37
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULES*

	      Page
      Reports of Independent Accountants on Financial Statement
Schedules......       39

Schedules

   II		Condensed Financial Information of the Registrant as of and
for the
		 years ended December 31, 1996, 1995 and
1994......................       40

  III		Supplementary Insurance Information for the years ended
		 December 31, 1996, 1995 and
1994..................................       45

   IV		Reinsurance for the years ended December 31, 1996, 1995 and
1994...       46

    V		Valuation and Qualifying Accounts for the years ended
		 December 31, 1996, 1995 and
1994..................................       47

    X		Supplemental Information Concerning Property-Casualty
Insurance
		 Operations for the years ended December 31, 1996, 1995 and
1994...       48



* Financial statement schedules other than those listed are omitted because they are not required, not applicable or the required information has been included elsewhere.

































38
<page



REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders of The Commerce Group, Inc.

	Our report on the consolidated financial statements of The Commerce Group, Inc. and Subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, has been incorporated by reference in this Form 10-K from Page 17 of the 1996 Annual Report to Stockholders of The Commerce Group, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, listed in the index on Page 38 of this Form 10-K.

	In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
January 24, 1997



























39
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

BALANCE SHEETS
December 31,
(Thousands of Dollars)


										  1996
1995	  1994
ASSETS
Investments:
  Investment in Commerce Holdings, Inc...................	$551,490
	$513,966	$379,259
  Investment in Bay Finance Company, Inc.................	  33,061
30,932	  29,283
  Investment in the Clark-Prout Insurance Agency, Inc....	   1,282
1,156	     824
  Other investments......................................	   2,000
1,300	     500
      Total investments..................................	 587,833
547,354	 409,866

Cash and cash equivalents................................	       2
6	     142
Property and equipment, net of accumulated depreciation..	   1,345
1,465	   1,450
Receivable from affiliates...............................	   3,767
5,746	   5,385
Current income taxes.....................................	   3,468
1,459	      20
Other assets.............................................	   2,411
1,811	   1,234
      Total assets.......................................	$598,826
	$557,841	$418,097

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses..................	$  9,506
	$  5,096	$  3,804
  Deferred income taxes..................................	   1,831
752	     500
  Other liabilities......................................	     450
2,279	     204
      Total liabilities..................................	  11,787
8,127	   4,508

Stockholders' equity:
  Capital stock:
    Common stock.........................................	  19,000
19,000	  19,000
  Paid-in capital........................................	  29,621
29,621	  29,621
  Retained earnings......................................	 576,618
525,452	 364,968
										 625,239
574,073	 413,589
  Treasury stock, 1,937,348, 1,263,433 and 0 shares in
  1996, 1995 and 1994, at cost...........................	 (38,200)
(24,359)	     -


      Total stockholders' equity.........................	 587,039
549,714	 413,589

      Total liabilities and stockholders' equity.........	$598,826
	$557,841	$418,097



The accompanying notes are an integral part of these condensed financial statements.



40
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II
(continued)

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

STATEMENTS OF EARNINGS
Years ended December 31,
(Thousands of Dollars)

										 1996
1995		 1994
Revenues
  Dividends received from subsidiaries...................	$ 43,470
	$ 34,650   $ 23,625
  Rent income............................................	     357
287      1,674
  Investment income......................................	       8
11          5
  Realized investment gains..............................	     -
-        2,073
     Total revenues......................................	  43,835
34,948     27,377

Expenses
  Depreciation...........................................	     257
157        854
  Administrative expenses................................	   5,698
3,571      3,115
     Total expenses......................................	   5,955
3,728      3,969

Earnings before income tax benefits and equity in
 net earnings of subsidiaries over amounts distributed...	  37,880
31,220     23,408
Income tax benefits......................................	  (2,880)
(1,211)      (106)

Earnings before equity in net earnings of subsidiaries
 over amounts distributed................................	  40,760
32,431     23,514

Equity in net earnings of subsidiaries over amounts
 distributed.............................................	  33,204
77,770     99,069
     Net earnings........................................	$ 73,964
$110,201   $122,583



















The accompanying notes are an integral part of these condensed financial statements.

41
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II
(continued)

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

STATEMENTS OF CASH FLOWS
Years ended December 31,
(Thousands of Dollars)

										  1996
1995	  1994

Cash flows from operating activities:
  Net earnings............................................. $ 73,964
$110,201    $122,583
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Dividends received from consolidated subsidiaries......   43,470
34,650      23,625
    Equity in earnings of consolidated subsidiaries........  (76,674)
(112,420)   (122,694)
    Depreciation and amortization..........................      257
157         854
    Other liabilities and accrued expenses.................    1,281
1,990      (3,152)
    Balances with affiliates...............................    1,979
(361)     (9,552)
    Income taxes (benefits)................................     (930)
(1,187)        395
    Other--net.............................................      (83)
(185)     (7,006)
      Net cash provided by operating activities............   43,264
32,845       5,053

Cash flows from investing activities:
  Proceeds from sale of common stock.......................      -
-        18,400
  Purchase of property and equipment for company use.......     (186)
(285)       (841)
  Proceeds from sale of property and equipment.............      132
298       8,091
      Net cash provided by (used in) investing activities..      (54)
13      25,650

Cash flows from financing activities:
  Capital contribution to subsidiaries.....................      -
-       (25,000)
  Dividends paid to stockholders...........................  (29,373)
(8,635)     (5,700)
  Purchase of treasury stock...............................  (13,841)
(24,359)        -
      Net cash used in financing activities................  (43,214)
(32,994)    (30,700)

Increase (decrease) in cash and cash equivalents...........       (4)
(136)          3
Cash and cash equivalents at beginning of year.............        6
142         139
Cash and cash equivalents at end of year................... $      2
$      6    $    142














The accompanying notes are an integral part of these condensed financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II
(continued)

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Thousands of Dollars)

	The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto in the Annual Report.

NOTE A--Dividends

	The amounts of cash dividends paid to The Commerce Group, Inc. (Parent only) were as follows:

										 1996
1995		 1994
	Consolidated insurance subsidiaries.................	$43,470
	$34,650	$23,625

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

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II
(continued)

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Thousands of Dollars)

NOTE D--Consolidated Financial Statements

	In preparing the consolidated financial statements of the Company and its subsidiaries, the following amounts have been eliminated:

								At December 31,
Balance Sheet				    1996		1995		 1994
Investment in subsidiaries.........	 $585,833      $546,054     $409,366
Receivable from affiliates.........	    3,767         5,746        5,385

								At December 31,
Statement of Earnings			    1996		1995		 1994

Dividends from subsidiaries........	 $ 43,470      $ 34,650     $ 23,625
Rent income........................	      357           287        1,674

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION
Years Ended December 31, 1996, 1995 and 1994
(Thousands of Dollars)

							      Future
							      Policy
Other				 Benefits,   Amortization
						 Deferred    Benefits,
Policy				  Claims,    of Deferred
						  Policy    Claims and
Claims and		      Net	Losses and     Policy      Other       Net
						Acquisition    Loss     Unearned
Benefits   Premium  Investment  Settlement   Acquisition  Operating
Premiums
		Segment				   Costs     Expenses
Premiums    Payable   Revenue   Income(1)   Expenses       Costs
Expenses   Written
1996
  Property and casualty insurance..........  $ 82,968     $649,913
$367,991    None    $668,716   $ 69,852     $475,231    $181,013
NONE     $711,570
  Real estate and commercial lending.......       -            -
-                   -        4,249          -           -
-
  Corporate and other......................       -            -
-                   -        3,301          -           -
-
        Total..............................  $ 82,968     $649,913
$367,991            $668,716   $ 77,402     $475,231    $181,013
$711,570

1995
  Property and casualty insurance..........  $ 67,160     $618,791
$330,454    None	$592,590   $ 64,495     $367,552    $166,741      NONE
$603,421
  Real estate and commercial lending.......       -            -
-                   -        3,804          -           -
-
  Corporate and other......................       -            -
-                   -        3,014          -
-
        Total..............................  $ 67,160     $618,791
$330,454            $592,590   $ 71,313     $367,552    $166,741
$603,421

1994
  Property and casualty insurance..........  $ 59,066     $592,373
$314,719    None    $572,053   $ 55,316     $369,660    $157,415
NONE     $589,197
  Real estate and commercial lending.......       -            -
-                   -        3,972          -           -
-
  Corporate and other......................       -            -
-                   -        3,613          -           -
-
        Total..............................  $ 59,066     $592,373
$314,719            $572,053   $ 62,901     $369,660    $157,415
$589,197




(1) The allocation of net investment income is based upon the specific identification of activity within the various segments.















<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV

REINSURANCE
Years Ended December 31, 1996, 1995 and 1994
(Thousands of Dollars)

										 Assumed
		Percentage
								Ceded to	  From
			of Amount
						 Gross		  Other
Other	  Net		 Assumed
	Insurance Premiums Earned		 Amount	Companies
	Companies	 Amount	 to Net
1996
  Property and casualty insurance.. $693,199    $117,147    $ 92,664
$668,716      13.9%

1995
  Property and casualty insurance.. $622,455    $120,720    $ 90,855
$592,590      15.3%

1994
  Property and casualty insurance.. $609,767    $115,863    $ 78,149
$572,053      13.7%






































46
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1996, 1995 and 1994
(Thousands of Dollars)

									   Net
									 addition
									(reduction)
							 Balance	charged to
	   Balance
							beginning	costs and
	   at end
							 of year 	 expenses
Deductions(1)  of year
1996
  Allowance for losses on mortgage loans
   and collateral notes receivable........  $3,173	  $ (135)	  $
(278)	   $2,760

  Allowance for doubtful premium
   receivables............................  $1,103	  $1,942
$(1,545)	   $1,500

1995
  Allowance for losses on mortgage loans
   and collateral notes receivable........  $3,324	  $ (151)	  $
-   	   $3,173

  Allowance for doubtful premium
   receivables............................  $1,120	  $  136	  $
(153)	   $1,103

1994
  Allowance for losses on mortgage loans
   and collateral notes receivable........  $3,644	  $ (277)	  $
(43)	   $3,324

  Allowance for doubtful premium
   receivables............................  $1,100	  $  638	  $
(618)	   $1,120


(1) Deductions represent net write-offs of amounts determined to be uncollectible.
















47
<page




THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE X

SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
Years Ended December 31, 1996, 1995 and 1994
(Thousands of Dollars)


								 Claims and Claim
Paid
								Adjustment Expenses
Claims
		Affiliation					Incurred Related to
	and Claim
		   with					 Current	 Prior
	Adjustment
		Registrant 					  Year  	 Years
Expenses
1996
  Consolidated property-casualty entities...... $562,997   $(87,766)
$440,843

1995
  Consolidated property-casualty entities...... $442,027   $(74,475)
$329,210

1994
  Consolidated property-casualty entities...... $435,713   $(66,053)
$336,942

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS(A)

Exhibit
Number 						Title

  3.1		Articles of Organization, as amended(B)

  3.2		By-Laws(B)

  4		Stock Certificate(B)

 10.1		Loan Agreement, Mortgage and Assignment and Trust Agreement
dated February 20,
		1981 between Town of Webster, The Commerce Insurance Company and Mechanics Bank,
		as Trustee(B)

 10.2		First Supplemental Loan Agreement, Mortgage, Assignment and
Trust Agreement
		dated as of August 1, 1984 between Town of Webster, The
Commerce Insurance
		Company and Mechanics Bank as Trustee(B)

 10.3		Second Supplemental Loan Agreement, Mortgage, Assignment and
Trust Agreement
		dated as of October 1, 1985 between Town of Webster, The
Commerce Insurance
		Company and Mechanics Bank as Trustee(B)

 10.4		Loan Agreement dated December 4, 1985 among Bay Finance
Company, Inc., The
		Commerce Group, Inc. and The First National Bank of Boston,
as modified by
		Modification No. 1 dated December 18, 1986(B)

 10.4A	Loan Agreement dated December 4, 1985 among Bay Finance
Company, Inc., The
		Commerce Group, Inc. and The First National Bank of Boston,
as modified by
		Modification No. 2 dated March 18, 1988(C)

 10.5		Loan Agreement dated December 18, 1986 between The Commerce
Group, Inc. and
		The First National Bank of Boston(B)

 10.6*	Form of Stock-Appreciation Right Agreement(B)

 10.7*	1996 Stock-Appreciation Right and Book Value Award
Agreement.

 10.8*	1994 Management Incentive Plan(F)

 10.9		Property Combination Reinsurance Agreement(F)

 10.10	Owner-Contractor Agreement dated April 20, 1988 between The
Commerce Group,
		Inc. and Lauring Construction Co., Inc.(D)

 10.11	Asset Transfer Agreement between Commerce Insurance and
Providence Washington
		Insurance Company dated December 23, 1991.(E)

 10.12	Asset and Liability Transfer Agreement between Commerce
Insurance and
		American Hardware Mutual Insurance Company and American
Merchants Casualty
		Company dated November 8, 1991.(E)

 10.13	Asset Transfer Agreement between Commerce Insurance and The
Continental
		Insurance Company dated October 24, 1991.(E)

49
<page


 10.14	Asset Transfer Agreement between Commerce Insurance and Home
Insurance
		Company dated October 3, 1991.(E)

 10.15	Asset and Liability Transfer Agreement between Commerce
Insurance and New
		Hampshire Insurance Company dated August 12, 1991.(E)

 10.16	Asset Transfer Agreement between Commerce Insurance, Utica
Mutual Insurance
		Company and Graphic Arts Mutual Insurance Company dated June
24, 1991.(E)

 13.1		Annual Report for the year ended December 31, 1996 to
Security Holders.

 22.1		Subsidiaries of the Registrant filed herewith.

 24.1		Power of Attorney(B)

 28.1		Information from Reports Furnished to State Insurance
Regulatory
		Authorities--1996 Consolidated Schedule P of Annual
Statement provided to state
		regulatory authorities filed herewith.  During 1989, the use of Schedule O was
		discontinued by State Insurance Regulatory Authorities and
all information which 		was previously contained in this schedule
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

(C) Incorporated herein by reference to the exhibit with the same exhibit number, filed as an exhibit to the Registrant's Registration Statement on Form 8-A.

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

















50
<page








1996
annual
report
















The
CGI

The Commerce Group, Inc.
211 Main Street, Webster, Massachusetts 01570

<page




INDEX TO 1996 ANNUAL REPORT

	   Page
Financial Highlights............................................     1

Letter to Stockholders..........................................     2

Management's Discussion and Analysis of Financial Condition
 and Results of Operations......................................     4

Common Stock Price and Dividend Information.....................    15

Report of Management............................................    16

Report of Independent Accountants...............................    17

Consolidated Balance Sheets at December 31, 1996 and 1995.......    18

Consolidated Statements of Earnings for the Years Ended
 December 31, 1996, 1995 and 1994...............................    19

Consolidated Statements of Stockholders' Equity for the Years
 Ended December 31, 1996, 1995 and 1994.........................    20

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1996, 1995 and 1994...............................    21

Notes to Consolidated Financial Statements......................    22

Selected Consolidated Financial Data............................    40

Management's Discussion of Supplemental Information on
 Insurance Operations...........................................    41

Directors.......................................................    46

Officers........................................................    48

Stockholder Information.........................................    49













<page




FINANCIAL HIGHLIGHTS
(Dollars in Thousands, Except Per Share Amounts)

								    1996		1995
	    1994


Net premiums written...........................	 $  711,570    $
603,421      $  589,197

Earned premiums................................	 $  668,716    $
592,590      $  572,053
Net investment income..........................	     77,402
71,313          62,901
Premium finance fees...........................	      9,713
19,420          18,497
Net realized investment gains (losses).........	     (7,574)
712          45,612
	Total revenues...........................	 $  748,257    $
684,035      $  699,063

Earnings before income taxes...................	 $   92,013    $
149,742      $  171,988
Income taxes...................................	     18,049
39,541          49,405
	Net earnings.............................	 $   73,964    $
110,201      $  122,583

Net earnings per common share..................	 $     2.04    $
2.93      $     3.23

Cash dividends paid per share..................  $     0.81    $
0.23      $     0.15

Weighted average number of common shares
  outstanding..................................	 36,311,887
37,632,236      38,000,000

Total investments..............................	 $1,027,136
$1,044,113	 $  899,546
Total assets...................................	  1,676,799
1,564,175	  1,382,226
Total liabilities..............................	  1,089,760
1,014,461	    968,637
Total stockholders' equity.....................	    587,039
549,714	    413,589
Total stockholders' equity per share...........	      16.28
14.96	      10.88

Certain Statutory Financial Ratios (Unaudited):
  Loss ratio...................................	       70.9%
62.0%	       64.6%
  Underwriting expense ratio...................	       27.1
29.0	       27.1
	Combined ratio...........................	       98.0%
91.0%	       91.7%

  Net premiums written to policyholders'
    surplus....................................	      153.1%
137.1%	      168.5%




















1
<page



THE COMMERCE GROUP, INC.



March 26, 1997

To Our Stockholders:

	In 1996, your Company experienced satisfactory financial results for the 21st consecutive year. From the very first day the funding of The Commerce Insurance Company was accomplished (April 3, 1972), through December 31, 1996, we have achieved underwriting profit of $202.6 million on total premiums written of $5.3 billion. This underwriting profit represents 3.9% of total premiums written. These results continue to stand out in a year that brought change and innovation to our industry.

	In Massachusetts, the personal automobile insurance industry saw the 1997 state mandated auto insurance rates drop for the third consecutive year this past January. Coupled with affinity group marketing programs and safe driver rate deviations, the Massachusetts marketplace has become extremely competitive. In spite of these conditions, your Company saw its share of the Massachusetts personal automobile market increase to 20.8% in 1996 versus 16.4% at the end of 1995.

	In California, Western Pioneer Insurance Company has completed its first full year as a subsidiary of The Commerce Insurance Company with stable results and a bright future. Plans have been implemented to strengthen the agency force and establish an attractive but competitive rate structure.

	Looking to the future, your Company was granted licenses in the states of Connecticut, Rhode Island and Vermont. In addition, applications were filed and are pending in the states of Maine and New Hampshire. Through new technology and internal operating systems, we envision beginning expansion into these states during the latter part of 1997.

	Through it all, your Company has continued to grow and prosper. The Commerce Insurance Company continues to be the largest writer of Massachusetts private passenger automobile insurance, as well as the second largest writer of Massachusetts homeowners insurance. Written premium, earned premium, investment income, total assets, total stockholders' equity and total stockholders' equity per share, as illustrated in the bar graph on the facing page, are all at new highs. For those of you who are interested in the details, I draw your attention to the pages in this report labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Behind these numbers are an extremely dedicated group of people, both in Massachusetts and California: Our Policyholders (represented by over 719,000 policies in force); Agents (672); Employees (1,350); Officers
(31); Directors (19); and of course, our Stockholders (over 3,800, not including our Employee Stock Ownership Plan participants who now number 1,385).

	Property-liability insurance remains a good business to be in--and The Commerce Group, Inc. will continue its efforts to be one of the most profitable long-term players. Your Company's management continues to believe that owners' interests are its primary constituency.

	Our sincere thanks to those who have helped in this building process--especially our Agents, Employees, Officers and Board of Directors. This diverse force of committed, ethical and professional people will continue to build on our past successes and look to the future with excitement and opportunity. Their individual creativity, energy and professionalism will continue to serve our shareholders well.

	Your comments or questions regarding this report, or The Commerce Group, Inc. affairs in general, are solicited as always, at any time.


									  Arthur J.
Remillard, Jr.
									  President

Caring in everything we do.

2
<page




The bar graph on page 3 illustrates the Company's annual total stockholders' equity per share value and annual total stockholders' equity per share value including cumulative cash dividends paid per share on December 31, over the most recent fifteen year period. The X axis lists the years beginning with 1982 through 1996. The Y axis lists the dollar values starting at $0.00 and increasing in one dollar increments to $18.00. The graph depicts a total stockholders' equity per share value in 1982 of $0.38; 1983 of $0.50, 1984 of $0.67, 1985 of
$0.81, 1986 of $0.95, 1987 of $1.40, 1988 of $1.95, 1989 of $2.53, 1990
of $3.36, 1991 of $4.80, 1992 of $7.42, 1993 of $10.09, 1994 of $10.88,
1995 of $14.96, and 1996 of $16.28. The graph also depicts the total stockholders' equity per share value including and cumulative dividends paid per share in 1983 of $0.50, 1984 of $0.67, 1985 of $0.81, 1986 of
$0.95, 1987 of $1.40, 1988 of $1.95, 1989 of $2.53, 1990 of $3.36, 1991
of $4.80, 1992 of $7.42, 1993 of $10.09, 1994 of $11.03, 1995 of $15.34
and 1996 of $17.47.










































3
<page


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Thousands of Dollars Except Per Share Data)

General

	The property and casualty industry has been highly cyclical in nature. The financial results of property and casualty insurance companies are impacted both quarterly and annually by many forces unique to the market. Market forces include the frequency and severity of losses resulting from weather conditions, the state of the economy and the general regulatory environment in those states in which an insurer operates. Until 1995, The Commerce Group, Inc. ("the Company") wrote insurance solely in the State of Massachusetts. During 1995, the Company began operations in the State of California when it completed the acquisition of Western Pioneer Insurance Company ("Western Pioneer"), a personal automobile insurer located in Pleasanton, California, on August 31, 1995.

	The Company's business strategy remains focused on activities primarily related to personal automobile insurance. The Company has been the largest writer of personal property and casualty insurance in the state of Massachusetts in terms of market share of direct premiums written since 1990. The Company's share of the Massachusetts personal automobile market increased in 1996 to approximately 20.8% from 16.4% in 1995.

	During 1996, direct premiums written totalled $731,823, a 16.8% increase over 1995. Direct premiums written in Massachusetts, written through The Commerce Insurance Company ("Commerce") and Citation Insurance Company ("Citation") both wholly-owned subsidiaries of Commerce Holdings, Inc. ("CHI"), which is a wholly-owned subsidiary of the Company, amounted to $704,439. Direct premiums written in California, written through Western Pioneer, a wholly-owned subsidiary of Commerce, amounted to $27,384. Of the total direct premiums written, direct personal automobile premiums written during 1996 totalled $622,849, an increase of 21.0% over 1995, and direct homeowners insurance premiums written totalled $52,377, an increase of 4.2% over 1995. The Company is also the fourth largest writer of commercial automobile insurance in Massachusetts based on direct premiums written. During 1996, direct commercial automobile premiums written totalled $40,441, a 10.5% decrease compared to 1995.

	Personal automobile insurance is subject to extensive regulation in Massachusetts and California. Every owner of a registered automobile is required to maintain certain minimum automobile insurance coverages. In Massachusetts, with very limited exceptions, automobile insurers operating within those states are required by law to issue a policy to any applicant seeking to obtain such coverages. Marketing and underwriting strategies for companies operating in Massachusetts are limited by maximum automobile premium rates and minimum agency commission levels for personal automobile insurance which are mandated by the Massachusetts Commissioner of Insurance ("Commissioner"). In Massachusetts, accident rates, bodily injury claims, and medical care costs continue to be among the highest in the nation.

	During the three-year period from 1994 to 1996, Massachusetts personal automobile insurance premium rates decreased an average of 2.6% per year. The Commissioner approved an average 6.2% decrease in personal automobile premiums for 1997, the third decrease in three years, as 1996 average rates were cut by 4.5%, and 1995 average rates were decreased by 6.1%. According to the Commissioner's office, the current rate environment is the result of continued consumer cooperation by driving safely, obeying traffic laws, reporting fraud, wearing seatbelts and individuals locking their autos.

	Also, the 1997 decrease was partially driven by corrections to an industry error impacting prior year rate decisions. The industry error resulted from a miscalculation of industry expense allowances that had the effect of overstating rates for 1991 through 1996. Rates for 1997 include an adjustment to recoup this error from the industry equal to 40% of the error with 40% reducing 1998 rates and 20% reducing 1999 rates.






4
<page



	Additionally, 1997 rates were decreased as a result of the reconciliation of the Safe Driver Insurance Plan ("SDIP") which is designed to be revenue neutral. In most recent past years, the SDIP reconciliation resulted in a deficit which was then added into the rates for the subsequent years. The 1996 SDIP reconciliation, however, resulted in a surplus. Fifty percent of this surplus is being used to decrease rates in both 1997 and 1998.

	The Company has performed an analysis of the rate decision and has estimated the impact of the above two items on its results assuming its market share remains the same as it was at the end of 1996. The earned premium impact is estimated to be approximately $15.3 million for 1997, $23.0 million for 1998 and $13.5 million for 1999. The earnings per share after-tax impact resulting from lower earned premiums for 1997, 1998 and 1999 is estimated to be $0.28, $0.41 and $0.23, respectively.
If the Company's future market share increases (decreases), a larger (smaller) financial impact would result.

	The Automobile Insurers Bureau of Massachusetts ("AIB") has filed an appeal with the Massachusetts Supreme Judicial Court challenging the Commissioner's decision to prospectively decrease future rates for the miscalculation of the industry expense allowance. (The SDIP reconciliation component is not being challenged.) The AIB's argument is that, according to statute, there is a prohibition against retroactive rate making in Massachusetts which effectively bars the examination of past year's data once all involved parties have agreed to the rate decision. One insurer has filed a suit with the Massachusetts Supreme Judicial Court alleging that the prospective nature of the rate reduction will have an unfair adverse impact on it. This is due to the fact that the company filing suit believes it should not be adversely impacted solely because its market share is greater now than during those years in which the errors occurred. It is not possible to predict the outcomes of these legal actions or the potential effects thereof on the Company.

	In addition, the Massachusetts Association of Insurance Agents ("MAIA") has also filed a suit with the Massachusetts Supreme Judicial Court with respect to the Commissioner's ruling on 1997 commissions. The Commissioner ruled that agents' commissions on 1997 premiums, subject to safe driver deviations, will be based on the discounted net premium amounts. The 1996 commissions were based on the gross premium amounts. The Commissioner's ruling will result in agents receiving fewer commission dollars on a per policy basis. The Company is unable to predict the possible outcome of this suit at this time.

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

	Significant changes in the utilization of the C.A.R. private passenger pooling mechanism are not expected for 1997, as the various C.A.R. participation formula changes have been fully implemented since 1993. The marketplace is expected to make minor yearly adjustments to find the optimum balance between voluntary and ceded writings.










5
<page



	Starting in 1991, and concluding in 1995, reforms were implemented into the C.A.R. commercial automobile pooling mechanism. The primary change was the gradual phase-in of a C.A.R. commercial utilization-based participation formula, so as to reduce the percentage of commercial business being ceded to C.A.R. The percentage of commercial premiums ceded to C.A.R. by the industry has decreased (from 56% in 1990 to approximately 31% in 1996, as estimated by the Company). This also resulted in significant decreases in the percentage of commercial automobile business ceded to C.A.R. by the Company, from 68% in 1990 to approximately 32% in 1996. Continued industry-wide gradual decreases in the percentage of ceded commercial premiums are expected for 1997, as companies look to increase their voluntary retention levels.

	The Company intends to continue to respond to the incentives and disincentives provided by C.A.R. rules, by further adjusting the percentage of personal and commercial business ceded to C.A.R. in 1997.

	The Company provides a separate rating tier for preferred commercial automobile business through Citation. Approximately 22% of the commercial automobile premium produced by its voluntary agents in 1996 was written by Citation. The Company expects that this secondary rating tier will continue to assist the Company in retaining its better commercial automobile accounts, while also further increasing the percentage of commercial automobile business that can be retained voluntarily by the Company in 1997 and beyond.

	Beginning in the latter part of 1995, the Company began to actively pursue group marketing programs. The primary purpose of group marketing programs is to provide participating groups with a convenient means of purchasing automobile insurance through associations and employee groups. Billing is primarily through direct billing with payroll deduction available. Emphasis is placed on writing larger groups, although accounts with as few as 25 participants are considered. Groups are eligible for rate discounts which must be filed annually with the Division of Insurance. In general, the Company looks for groups with mature/stable membership, favorable driving records, and below average turnover ratios. Participants who leave the sponsoring group during the term of the policy are allowed to maintain the policy until expiration. At expiration, a regular Commerce policy may be issued at the insured's option.

	During the latter part of 1995, Commerce signed group marketing agreements with the five American Automobile Association Clubs of Massachusetts ("AAA clubs") offering a 10% discount on automobile insurance to the clubs' members who reside in Massachusetts. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and has been the primary reason for a 29.8% increase in the number of personal automobile exposures written by Commerce. In addition, in 1996, total direct premiums written attributable to the AAA group business was $344,297 or 47% of the Company's total direct premiums written. Of this amount, 9% was written through the AAA clubs and 91% was written through the Company's network of independent agents.

	Initially, the Massachusetts statute, governing group marketing programs, required that 35% of the eligible members must participate in a group marketing program within the first year. Accordingly, Commerce and AAA aggressively pursued AAA members for the AAA Group Marketing Program. At December 31, 1996, Commerce had achieved the objective of writing more than 35% of the AAA members within the first year, as over 300,000 AAA members joined the program. The particular portion of the statute, dealing with achieving the 35% penetration level in one year, was amended by the Legislature in early 1997 to allow two years to reach the required penetration level. In 1997, Commerce and AAA intend to continue to increase the penetration of the eligible AAA membership.

	Commerce and the AAA clubs have agreed that Commerce shall be their exclusive underwriter of Massachusetts personal automobile group programs. This contract may be terminated by the AAA clubs upon written notice to Commerce, whose termination shall take effect at a minimum of three years from notice of termination.






6
<page



	During 1996, the Company was granted licenses in the states of Connecticut and Rhode Island. License approval in the state of Vermont was received in January 1997. Applications for licenses were filed by the Company and are pending in the states of Maine and New Hampshire. Concurrent with these filings, the Company has entered into an agreement with Policy Management Services Corporation ("PMSC") and has purchased software which will allow for the development of internal operating systems which will enable the Company to process policies in these five states and Massachusetts. Additionally, a significant investment in new computer hardware is being made to support this effort. These systems are not scheduled to be in place for the contiguous states until the latter part of 1997 and, as a result, Management is not expecting to start marketing in the states contiguous to Massachusetts until that time.

	Underwriting profit margins are reflected by the extent to which the combined ratio is less than 100%. This ratio is considered the best simple index of current underwriting performance of an insurer. During the five year period ended December 31, 1996, the property and casualty industry's combined ratio, as reported by A.M. Best and weighted to reflect the Company's product mix ("weighted industry average"), has ranged from a low of 102.5% in 1995 to a high of 107.4% in 1992 (including the impact of Hurricane Andrew) on a statutory accounting principles basis. During this same period of time, the Company's combined ratio has consistently remained below the weighted industry average, ranging from as low as 91.0% in 1995 to a high of 98.0% in 1996. On an average basis, the Company's combined ratio was 93.9% for the five year period ended December 31, 1996 compared to a weighted industry average of 103.8%.

	The Company's total revenues were supplemented in fiscal 1996, 1995 and 1994 by net investment income of $77,402, $71,313 and $62,901, respectively. Additionally, the Company had realized investment losses in 1996 of $7,574 and realized investment gains in 1995 and 1994 of $712 and $45,612, respectively.

Regulatory Matters

	Automobile insurance reform continues to be debated in the Massachusetts Legislature. New regulations and legislation are often proposed with the goal of reducing the need for premium increases. For further details, please refer to the general discussion on insurance regulation and premium rates beginning on page 4.

	As previously mentioned, in 1995, the Company received approval to offer 10 percent group discounts to members of the AAA Clubs as previously described. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public. The Company increased its Massachusetts private passenger automobile insurance writings by 17.5% in 1996 primarily as a result of this program, ending the year with approximately 20.8% of the Massachusetts private passenger automobile market as compared to 16.4% in 1995.

	Also in 1995, the Company received state regulatory approval to eliminate interest based premium finance fees on new and renewal personal automobile insurance policies with effective dates on or after January 1, 1996. As a result, premium finance fees as a source of the Company's revenues have been reduced by 50.0% in 1996. As policies effective in 1995 favorably impacted finance fee income in 1996, the full effect of the elimination will not be felt until 1997 with the expectation of further reductions. The change was initiated in direct response to competitive forces that occurred in the Massachusetts marketplace.

	In January, 1996, the Company was granted approval, for the 1996 calendar year, to offer their customers safe driver deviations of 10 percent to drivers with SDIP classifications of either Step 9 or 10. These are the two best driver SDIP classifications in Massachusetts, representing drivers with no at fault accidents and not more than one minor moving vehicle violation in the last six years. For drivers that qualify, the Company's automobile discounts and SDIP deviations can be combined for up to a 19% reduction from the state mandated rates. In March 1997, approval of SDIP deviations was granted for the 1997 calendar year.




7
<page



	In May, 1996, state legislation was passed offering insurers incentives to write more inner city and coastal homeowners insurance. The legislation, which arose over concerns of availability and allegations of redlining, expands coverages and provides various credits under the Massachusetts Property Insurance Underwriting Association ("Massachusetts Fair Plan"). The Company is considering its alternatives and expects the legislation to stimulate increased availability of homeowners insurance in the areas mentioned previously.

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

	In December 1996, a United States District Court, acting on a suit filed in October 1996, ordered the Massachusetts Division of Insurance to disregard the existing stated ban on bank sales of life, health and accident insurance. The decision cited U.S. Supreme Court decisions in the Barnett and VALIC cases that essentially preempt the State of Massachusetts ban on the licensing of bank-owned insurance agencies.
Also, in December 1996, a bill was filed in the Massachusetts
Legislature that would allow banks to become licensed agents of an insurance company or brokers of insurance, permitting such things as the sale of insurance products in distinctly designated bank branch areas separate and apart from retail deposit areas. The Company is unable to predict the possible impacts of these issues at this time.

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

	Beginning in 1994 and continuing through 1996, there was increased debate in the U.S. Congress regarding reforms to the Superfund law, the federal mechanism designed to clean-up toxic waste sites, as well as the nation's environmental and pollution policy in general. Management believes that, because of the types of business written by the Company, the outcome of the Superfund debate will not significantly affect the Company.

	In order to enhance the regulation of insurer insolvency, the National Association of Insurance Commissioners ("NAIC") developed a formula and model law to implement Risk-Based Capital ("RBC") requirements for property and casualty insurance companies which are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss development and inadequate pricing; (ii) declines in asset values arising from credit risk; and,
(iii) other business risks from investments. Insurers having less statutory surplus than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.









8
<page



	The Company's subsidiaries, Commerce and Citation, have RBC amounts at December 31, 1996 of $52 million and $4 million, respectively, and they have statutory surplus of approximately $394 million and $71 million, respectively. The Statutory surplus of Commerce and Citation at December 31, 1996 exceeded the RBC Company Action Levels of $103 million and $8 million by approximately $291 million and $63 million. The RBC model formula proposes four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC falls. The first level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level (as defined by the NAIC) requires an insurer to submit a plan containing corrective actions and permits the Commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level (as defined by the NAIC) allows the regulator to rehabilitate or liquidate an insurer in addition to the aforementioned actions if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level (as defined by the NAIC) which requires the regulator to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

	Direct premiums written during 1996 increased $105,157, or 16.8% to $731,823 as compared to 1995. The increase was primarily attributable to a $108,212, or 21.0% increase in direct premiums written for personal automobile insurance to $622,849. This increase was the result of an $88,527 increase in direct premiums written for Massachusetts personal automobile insurance and an increase of $19,685 which was derived from the Company's California subsidiary, Western Pioneer, which was acquired August 31, 1995. The increase in Massachusetts personal automobile direct premiums written resulted primarily from an increase of 29.8% in the number of personal automobile exposures written, offset by a 9.2% decrease in the average personal automobile premiums written per exposure (each vehicle insured). This was primarily the result of the Company's affinity group marketing programs, safe driver rate deviations and the effect of the 1996 state mandated average rate decrease of 4.5%. In January 1996, the Company was granted approval to offer their customers safe driver deviations of 10%. For drivers who qualify, the Company's group discount and safe driver deviations can be combined for up to a 19% reduction from state mandated rates. Direct premiums written for commercial automobile insurance decreased by $4,763, or 10.5%, due primarily to a decrease of approximately 5.6% in the number of policies written, with the remainder due to a decrease in the average commercial automobile premium per policy. Direct premiums written for homeowners insurance (excluding the Massachusetts Fair Plan) increased by $1,926, or 4.0% due primarily to an increase in the number of policies written.

	Net premiums written during 1996 increased $108,149, or 17.9% as compared to 1995. The increase in net premiums written was due to the growth in direct premiums written as described above, as well as to the effects of reinsurance. Written premiums assumed from C.A.R. increased $1,454, or 1.6% and written premiums ceded to C.A.R. increased $47 as compared to 1995, both as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance. Premiums ceded to reinsurers other than C.A.R. decreased $1,602 or 4.9% as compared to 1995.

	Earned premiums increased $76,126 or 12.8% during 1996 as compared to 1995. The increase in earned premiums was primarily due to changes in direct premiums written and net premiums written as described above. Earned premiums assumed from C.A.R. increased $1,860 or 2.1% during 1996 compared to 1995. Earned premiums attributable to Western Pioneer increased $18,794 to $27,628 for 1996 compared to $8,834 for the four months ended December 31, 1995. The Company acquired Western Pioneer on August 31, 1995.

	Net investment income increased $6,089, or 8.5%, compared to 1995, principally as a result of an increase in average invested assets (at cost) of 6.5% when compared to the year ended 1995. Net investment income as a percentage of total average investments was 7.3% in 1996 compared to 7.2% in 1995.






9
<page



	Premium finance fees decreased $9,707 or 50.0% during 1996. The decrease was primarily attributable to a change from interest based finance fees to a "late payment" based system for personal automobile policies with effective dates of January 1, 1996 and forward. The change was initiated in direct response to competitive forces that occurred in the Massachusetts marketplace.

	The market value of the Company's property and casualty investment portfolio totaled $1,027,136, at December 31, 1996 compared to $1,044,113 at December 31, 1995. Management's investment philosophy is to emphasize investment yield while maintaining investment quality.
Fixed maturities comprised 69.8% of the portfolio at December 31, 1996 compared to 78.1% at December 31, 1995. Equity investments comprised 22.8% at December 31, 1996 compared to 14.5% at December 31, 1995.

	The market value of the fixed maturities, which totaled $716,702 at December 31, 1996, is comprised of 68.5% tax-exempt and 31.5% taxable investments as compared to total fixed maturities of $815,277, comprised of 72.8% tax-exempt and 27.2% taxable investments at December 31, 1995. The market value of equity investments, which totaled $233,721 at December 31, 1996, is comprised of 63.2% preferred stocks and 36.8% common stocks as compared to total equity investments of $151,579, comprised of 73.4% preferred stocks and 26.6% common stocks at December 31, 1995. The increase of equity investments and decrease of fixed maturities at December 31, 1996 compared to December 31, 1995 is primarily attributable to a change in the mix of investments from municipal bonds to higher yielding preferred stocks and preferred stock mutual funds.

	Gross realized gains and losses on fixed maturity investments amounted to $487 and $7,851, respectively, for the year ended December 31, 1996 compared to gross realized gains and losses on fixed maturity investments of $2,389 and $1,912, respectively, for the year ended December 31, 1995. Gross realized gains and losses on equity investments amounted to $478 and $371, respectively, for the year ended December 31, 1996 compared to gross realized gains and losses on equity investments of $984 and $579, respectively, for the year ended December 31, 1995. Net realized investment losses totalled $7,574 during 1996 as compared to net realized investment gains of $712 for 1995. The realized gains in 1996 were primarily the result of sales of municipal bonds and common stocks, offset by realized losses on sales of Government National Mortgage Association ("GNMA") mortgage backed bonds, municipal bonds and preferred stocks. Also included were realized losses on mortgage activity of $317 in 1996 compared to $215 in 1995.

	Gross unrealized gains and losses on fixed maturity investments totalled $17,890 and $1,699, respectively, at December 31, 1996 compared to gross unrealized gains and losses on fixed maturity investments of $18,626 and $4,657, respectively, at December 31, 1995. The unrealized gain on fixed maturities remained fairly consistent with 1995 as a result of stable interest rates during 1996. Gross unrealized gains and losses on equity investments totaled $22,339 and $3,024, respectively, at December 31, 1996 compared to gross unrealized gains and losses on equity investments of $13,430 and $2,008, respectively, at December 31, 1995. The increase in unrealized gain on equity investments was primarily due to the increase in equity investments, as described earlier, and the performance of the stock market during 1996 favorably impacting the market values of common stocks.

	Losses and loss adjustment expenses ("LAE") incurred as a percentage of insurance premiums earned ("loss ratio") was 70.9% in 1996 compared to 62.0% in 1995. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile increased to 63.9% in 1996 compared to 56.6% in 1995. This increase was primarily due to the adverse impact of severe weather conditions experienced in the northeast during the first half of 1996, adverse loss experience on personal automobile business assumed from C.A.R., and a decrease in the personal automobile average earned premium per exposure of approximately 7.9%. This decrease was due to the effects of affinity group marketing programs, safe driver rate deviations and the 1996 state mandated average rate decrease of 4.5%. These factors were offset by improved loss development during 1996. The commercial automobile pure loss ratio decreased to 46.7% in 1996 compared to 57.4% in 1995. This decrease was primarily due to improved loss experience on commercial automobile business assumed from C.A.R and better loss development on voluntary business. For homeowners, the pure loss ratio increased to 72.4% in 1996 compared to 49.6% in 1995. This increase was due primarily to the severe weather during the first half of 1996, compared to the mild weather experienced during 1995.
10
<page



	Policy acquisition costs increased by 8.6% in 1996, compared to 5.9% in 1995. This increase was primarily due to the increase in net premiums written as described previously, offset by a decrease of $9.5 million in the agents profit sharing compensation resulting from the impact of adverse weather conditions on the Company's loss ratio and the impact of affinity group marketing service fee income. Agents' profit sharing compensation is based in part, on the underwriting profits of agency business written with the Company. As a percentage of net premiums written, underwriting expenses (on a statutory basis) were 27.1% for 1996, compared to 29.0% in 1995. This decrease was primarily attributable to the reasons as mentioned above.

	The Company's effective tax rate was 19.6% and 26.4% for the years ended December 31, 1996 and 1995, respectively. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income. The lower 1996 effective tax rate was primarily due to tax-exempt interest income comprising a higher percentage of net income before taxes, the dividends received deduction and lower capital gains in 1996 versus 1995.

	Net earnings decreased $36,237 to $73,964 or 32.9%, during 1996 as compared to net earnings of $110,201 in 1995, as a result of the factors previously mentioned.


Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

	Direct premiums written during 1995 increased $1,643, or 0.3% to $626,666 as compared to 1994. The increase was primarily attributable to a $2,612, or 0.5% increase in direct premiums written for personal automobile insurance to $514,637. This increase resulted from direct premiums written of $7,592, for the four months ended December 31, 1995 from Western Pioneer, offset by a decrease in personal automobile direct premiums written by Commerce of $4,980, or 1.0%, compared to 1994. This decrease resulted primarily from a 3.6% decrease in the average personal automobile premiums written per exposure (each vehicle insured). This was a direct result of the impact on Commerce's business of the 6.1% overall average rate decrease in the Massachusetts insurance industry's 1995 personal automobile premiums approved by the Commissioner. This was partially offset by a 2.6% increase in the number of personal automobile exposures written. Direct premiums written for commercial automobile insurance decreased by $1,251, or 2.7% due primarily to a 4.9% decrease in the number of policies written, partially offset by a 2.2% increase in the average commercial automobile premium per policy. Direct premiums written for homeowners insurance excluding the Massachusetts Fair Plan increased by $1,021, or 2.2% due primarily to a 4.6% increase in the average premium per homeowners policy, partially offset by a 2.4% decrease in the number of policies written.

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





11
<page



	Premium finance fees increased $923, or 5.0%, to $19,420 in 1995 compared to 1994. The increase was primarily attributable to the net effect of the increase in policies on direct bill and changes in the direct bill payment program, offset by decreases in direct premiums written and premium finance fees refunded due to the personal automobile rate decrease.

	Gross realized gains and losses on fixed maturity investments amounted to $2,389 and $1,912, respectively, for the year ended December 31, 1995 compared to gross realized gains and losses on fixed maturity investments of $9,696 and $2,310, respectively, for the year ended December 31, 1994. Gross realized gains and losses on equity investments amounted to $984 and $579, respectively, for the year ended December 31, 1995 compared to gross realized gains and losses on equity investments of $36,845 and $73, respectively, for the year ended December 31, 1994. Net realized investment gains totalled $712 during 1995 as compared to $45,612 for the same period in 1994. The realized gains in 1995 were primarily the result of sales of municipal bonds and preferred stocks, offset by realized losses on sales of GNMA's and common stocks. Included in the net realized gains for 1994 was $34,287 realized on the sale of common stock in three New England area bank holding companies. These bank holding companies were acquired by other banks in 1994. Also included were realized losses on mortgage activity of $215 in 1995 compared to $1,203 in 1994.

	Gross unrealized gains and losses on fixed maturity investments totalled $18,626 and $4,657, respectively, at December 31, 1995 compared to gross unrealized gains and losses on fixed maturity investments of $1,233 and $57,599, respectively, at December 31, 1994. The unrealized gain on fixed maturities was the result of a decline in interest rates during 1995 favorably impacting market values. Gross unrealized gains and losses on equity investments totaled $13,430 and $2,008, respectively, at December 31, 1995 compared to gross unrealized gains and losses on equity investments of $2,287 and $11,174, respectively, at December 31, 1994. The increase in unrealized gain on equity investments was primarily due to the performance of the stock market coupled with declining interest rates during 1995 favorably impacting the market values of common stocks.

	The loss ratio was 62.0% in 1995 compared to 64.6% in 1994. The personal automobile pure loss ratio increased to 56.6% compared to 54.3% in 1994. This increase was primarily due to adverse loss experience on personal automobile business assumed from C.A.R., partially offset by improved loss experience in the liability component of the personal automobile book of business. The commercial automobile pure loss ratio decreased to 57.4% compared to 58.4% in 1994. This decrease was primarily due to improved loss experience on commercial automobile business assumed from C.A.R. For homeowners, the pure loss ratio decreased to 49.6% compared to 91.8% in 1994. This decrease was due primarily to the relatively mild weather during 1995, compared to the adverse weather experienced during 1994, especially during the first quarter of 1994.

	Policy acquisition costs increased by 5.9% in 1995, compared to 4.8% in 1994. This increase was due to an increase in the accrual for agents profit sharing compensation as a result of the impact of the mild weather during 1995 on the Company's loss ratio. Agent's profit sharing compensation is based in part on the underwriting profits of agency business written by the Company. In addition, the Commissioner approved an increase in the 1995 commission rate for personal automobile to 15.3% compared to 13.5% in 1994, which also had the effect of increasing policy acquisition costs.

	The Company's effective tax rate was 26.4% and 28.7% for the years ended December 31, 1995 and 1994, respectively. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income. The lower 1995 effective tax rate was due to the higher amount of tax-exempt interest income coupled with lower capital gains in 1995 versus 1994.

	While net earnings decreased $12,382, during 1995 as compared to an increase of $47,267 during 1994, net earnings exclusive of the after tax impact of net realized investment gains increased $16,803. These changes were the result of the factors previously mentioned.




12
<page



Liquidity and Capital Resources

	The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page 18 and the Consolidated Statements of Cash Flows on page 21. Stockholders' equity increased by $37,325, or 6.8%, in 1996 as compared to 1995. Growth stemmed from $73,964 in net earnings combined with the change in net unrealized gains, net of income taxes, on fixed maturities and equity securities of $6,575, partially offset by dividends paid to stockholders of $29,373 and Treasury Stock purchased of $13,841. Total assets at December 31, 1996 increased by $112,624, or 7.2%, to $1,676,799 as compared to total assets of $1,564,175 at December 31, 1995. The increase in total assets was primarily due to cash provided by operations and the increase in cash due to proceeds from the maturities and sales of fixed maturities. The majority of this growth was reflected in an increase of $30,910, or 24.3% in premiums receivable and in an increase in cash and cash equivalents of $87,870 or 166.8% as compared to December 31, 1995. Of the cash and cash equivalents total of $140,535, $118,015 is held in a U.S. Government Repurchase Agreement at The First National Bank of Boston. The Company intends to invest these proceeds through Salomon Brothers Asset Management, Inc. until such time that the Company believes longer term investments are appropriate.

	The Company's fixed maturity portfolio is comprised of GNMA's (31.5%) and municipal bonds (68.5%). Of the Company's bonds, 100.0% are rated in either of the two highest quality categories provided by the NAIC.

	As announced in October, 1995, and in order to focus corporate resources more directly on the Company's main line of business, private passenger automobile insurance, the operations of the Company's mortgage subsidiary, Bay Finance Company, Inc. ("Bay Finance"), were substantially reduced. Effective January 1, 1996, Bay Finance no longer actively originates mortgage loans with the use of outside originators and extensive regional marketing. As a result, Bay Finance's staffing levels were substantially reduced and the remaining employees focus on servicing the Company's existing mortgage portfolio. Bay Finance has retained its lending licenses and will continue to make a small number of various types of mortgage loans.

	The Company's liabilities totalled $1,089,760 at December 31, 1996 as compared to $1,014,461 at December 31, 1995. The $75,299, or 7.4%,
increase was comprised primarily of a $31,122, or 5.0%, increase in losses and loss adjustment expense reserves, an increase of $37,537, or 11.4%, in unearned premiums and a increase of $6,640, or 10.2% in all other liabilities. The primary reason for the changes in these liabilities during 1996 was the increased level of personal automobile insurance business written by the Company attributable to affinity group marketing programs.

	The primary sources of the Company's liquidity are funds generated from insurance premiums, premium finance fees, net investment income and maturing of investments as reflected in the Consolidated Statements of Cash Flows on page 21.

	The Company's operating activities provided cash of $115,651 in 1996 as compared to $135,282 in 1995. These cash flows were primarily impacted by the fact that while net premiums written increased 17.9% in 1996 as compared to 2.4% in 1995, losses and LAE incurred increased 29.3% in 1996 as compared to a 0.6% decrease in 1995 and policy acquisition costs increased 8.6% in 1996 as compared to 5.9% in 1995. The increases were primarily the result of severe weather during the first half of 1996 coupled with a decrease in the personal automobile premium rate. The average rate decrease was due to the effects of affinity group marketing programs, safe driver rate deviations and the 1996 state mandated rate decrease of 4.5%. The cash flows provided by investing activities were primarily the result of proceeds from the maturities and sales of fixed maturities offset by the purchases of fixed maturities and equity securities. Investing and financing activities were funded by the cash provided by operating activities.

	Cash flows used in financing activities totalled $43,214 in 1996 compared to $32,994 in 1995. The increase was primarily attributable to an increase in dividends paid to stockholders of $20,738 offset by a decrease in Treasury Stock purchases of $10,518.


13
<page



	The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. The carrying value (at market) of total investments at December 31, 1996 was $1,027,136. At December 31, 1996, the Company held cash and cash equivalents of $140,535. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company relies upon dividends from its subsidiaries for its cash requirements. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders must file a report with the Commissioner. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards to policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 1996, 1995 and 1994.

	Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns, to optimize tax planning and to realize gains. This practice will continue in the future.

	Although the Company is not actively pursing acquisitions, in an effort to enhance future growth potential, the Company continues to monitor acquisition opportunities with regard to smaller automobile insurance companies that are in need of capital, have established management in place and present significant growth opportunities in their market areas. On August 31, 1995, the Company completed the acquisition of Western Pioneer Insurance Company, a personal automobile insurer, located in Pleasanton, California.

	The Company's long term growth objective is to expand its writings outside of Massachusetts. To achieve this objective, during 1996 the Company was granted licenses in the states of Connecticut and Rhode Island. License approval in the state of Vermont was received in January 1997. License applications were filed by the Company and are pending in the states of Maine and New Hampshire. Concurrent with these filings, the Company has entered into an agreement with PMSC and has purchased software which will allow for the development of internal operating systems which will enable the Company to process policies in these five states and Massachusetts. To facilitate this development and, at the same time, address the year 2000 processing issue facing computer system users, the Company has formed Team 2000. Team 2000 will provide for a complete integration of databases serving our three main functions; claims, underwriting and premium accounting. Through the year 2001, the Company expects to incur over $40 million in costs with the implementation of the PMSC systems. This amount includes the purchase of a main frame computer, license fees and the costs associated with programming, implementation and training. In 1996, the Company paid $10.5 million for the equipment and services previously mentioned, of which $4.9 million was expensed during the year. These systems are not scheduled to be in place for contiguous states until the latter part of 1997 and as a result, Management is not expecting to start marketing in the states contiguous to Massachusetts until that time.

	Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's statutory premiums to surplus ratio was 1.53 to 1.00 and 1.37 to 1.00 for the years ended December 31, 1996 and 1995, respectively.


Recent Accounting Developments

	In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per
Share". This statement is effective for financial statements issued for periods ending after December 15, 1997, (including interim periods) with earlier application not permitted. The statement specifies the computation, presentation and disclosure requirements for earnings per share. The Company believes that the adoption of this statement will not have a material impact on the Consolidated Financial Statements.


14
<page



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

COMMON STOCK PRICE AND DIVIDEND INFORMATION

	On March 31, 1995, the Company's common stock began trading on the NYSE under the symbol "CGI". Previously, the Company's common stock was traded on Nasdaq under the symbol "COMG". The high, low and close prices for shares of the Company's common stock for 1996 and 1995 were as follows:

					               1996
1995
					       High     Low     Close		 High
Low     Close
	First Quarter...........	$20-3/4 $17-3/4  $19-3/4 	$17
$14-3/4  $16-3/4
	Second Quarter..........	 22-1/2  18-1/2   20-7/8 	 17-
7/8  16-1/4   17-7/8
	Third Quarter...........	 22-1/4  20-1/2   22     	 19-
7/8  16-3/4   19-5/8
	Fourth Quarter..........	 25-3/4  22       25-1/4 	 21-
7/8  19-1/2   20-5/8

	As of March 1, 1997, there were 1,294 stockholders of record of the Company's Common Stock, not including stock held in "Street Name" or held in accounts for participants of the Company's Employee Stock
Ownership Plan ("E.S.O.P.").

	The Board of Directors of the Company voted to declare four quarterly dividends to stockholders of record totaling $.81 per share and $.23 per share in 1996 and 1995, respectively. On May 17, 1996, the Board voted to increase the quarterly stockholder dividend from $.06 to $.25 per share to stockholders of record as of June 7, 1996. Prior to that declaration, the Company had paid quarterly dividends of $.06 per share dating back to May 19, 1995 when the Board voted to increase the dividend from $.05 to $.06 per share. The $.05 cash dividend per share was first declared by the Board on May 20, 1994.

	Treasury Stock purchased under the stock buyback program increased by 673,915 shares during 1996 to 1,937,348 shares at December 31, 1996. The stock buyback program, authorized by the Board in May 1995, enables the Company to purchase up to three million shares of the Company's common stock. The program is now approximately two-thirds complete.













15
<page



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

	The 1996 consolidated financial statements were audited by the Company's independent accountants, Coopers & Lybrand L.L.P., in accordance with generally accepted auditing standards. Management has made available to Coopers & Lybrand L.L.P., all the Company's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to Coopers & Lybrand L.L.P., during its audit were valid and appropriate.

































16
<page



REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of The Commerce Group, Inc.

	We have audited the accompanying consolidated balance sheets of The Commerce Group, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Commerce Group, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



										COOPERS &
LYBRAND L.L.P.




Boston, Massachusetts
January 24, 1997

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31,
(Thousands of Dollars Except Per Share Data)


1996	  1995
ASSETS
Investments (notes A2 and B)
  Fixed maturities, at market (cost: $700,511 in 1996 and $801,308 in 1995).......................................................... $
716,702  $  815,277
  Equity securities, at market (cost: $214,406 in 1996 and $140,157 in 1995)..........................................................
233,721     151,579
  Mortgage loans on real estate and collateral notes receivable
   (less allowance for possible loan losses of $2,760 in 1996 and $3,173 in 1995)...............................................
74,586      75,609
  Other investments..................................................
2,127       1,648
      Total investments..............................................
1,027,136   1,044,113

Cash and cash equivalents (note A3)..................................
140,535      52,665
Accrued investment income............................................
12,819      14,686
Premiums receivable (less allowance for doubtful receivables of
  $1,500 in 1996 and $1,103 in 1995).................................
158,153     127,243
Deferred policy acquisition costs (notes A4 and C)...................
82,968      67,160
Property and equipment, net of accumulated depreciation
  (notes A5 and D)...................................................
32,100      30,981
Residual market receivable (note F)..................................
195,213     200,124
Due from reinsurers (note F).........................................
19,659      21,897
Deferred income taxes (notes A8 and G)...............................
-         1,415
Other assets.........................................................
8,216       3,891
      Total assets...................................................
$1,676,799  $1,564,175


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Losses and loss adjustment expenses (notes A6, E and F)............ $
649,913  $  618,791
  Unearned premiums (note A7)........................................
367,991     330,454
  Current income taxes (notes A8 and G)..............................
171       1,180
  Deferred income taxes (notes A8 and G).............................
4,223         -
  Deferred income (notes A9 and F)...................................
7,974       8,954
  Contingent commissions accrued.....................................
25,712      32,550
  Other liabilities and accrued expenses.............................
33,776      22,532
      Total liabilities..............................................
1,089,760   1,014,461

Stockholders' Equity (notes B, J, K and L)
  Preferred stock, authorized 5,000,000 shares at $1.00 par value;
   none issued in 1996 and 1995......................................
-           -
  Common stock, authorized 100,000,000 shares at $.50 par value;
   issued and outstanding 38,000,000 shares in 1996 and 1995.........
19,000      19,000
  Paid-in capital....................................................
29,621      29,621
  Net unrealized gains on fixed maturities and equity securities, net of income taxes of $12,427 in 1996 and $8,887 in 1995.........
23,079      16,504
  Retained earnings..................................................
553,539     508,948

625,239     574,073
  Treasury Stock, 1,937,348 shares in 1996 and 1,263,433 shares in
   1995, at cost (note A11)..........................................
(38,200)    (24,359)
      Total stockholders' equity.....................................
587,039     549,714

      Total liabilities and stockholders' equity.....................
$1,676,799  $1,564,175




The accompanying notes are an integral part of these consolidated financial statements.
18
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended December 31,
(Thousands of Dollars Except Per Share Data)

										 1996
1995		 1994
Revenues
  Earned premiums (notes A7 and F).....................  $  668,716  $
592,590  $  572,053
  Net investment income (note B).......................      77,402
71,313      62,901
  Premium finance fees.................................       9,713
19,420      18,497
  Net realized investment gains (losses) (note B)......      (7,574)
712      45,612
       Total revenues..................................     748,257
684,035     699,063

Expenses
  Losses and loss adjustment expenses
   (notes A6, E and F).................................     475,231
367,552     369,660
  Policy acquisition costs (notes A4 and C)............     181,013
166,741     157,415
       Total expenses..................................     656,244
534,293     527,075

       Earnings before income taxes....................      92,013
149,742     171,988

Income taxes (notes A8 and G)..........................      18,049
39,541      49,405

       NET EARNINGS....................................  $   73,964  $
110,201  $  122,583

       NET EARNINGS PER COMMON SHARE (primary and
        fully diluted) (note A10)......................  $     2.04  $
2.93  $     3.23

       CASH DIVIDENDS PAID PER SHARE...................  $     0.81  $
0.23  $     0.15

       WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING.............................  36,311,887
37,632,236  38,000,000



























The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31,
(Thousands of Dollars)

					                       Net
					 Common   Paid-in   Unrealized   Retained
Treasury
					 Stock    Capital  Gains/Losses  Earnings
Stock     Total
Balance December 31, 1993.... $19,000   $29,621    $44,228    $290,499
$    -     $383,348

 Net earnings................                                  122,583
122,583
 Change in unrealized gains
  (losses), net of taxes.....                      (86,642)
(86,642)
 Stockholder dividends.......                                   (5,700)
(5,700)

Balance December 31, 1994....  19,000    29,621    (42,414)    407,382
-      413,589

 Net earnings................                                  110,201
110,201
 Change in unrealized gains
  (losses) net of taxes......                       58,918
58,918
 Stockholder dividends.......                                   (8,635)
(8,635)
 Treasury stock purchased....
(24,359)   (24,359)

Balance December 31, 1995....  19,000    29,621     16,504     508,948
(24,359)   549,714

 Net earnings................                                   73,964
73,964
 Change in unrealized gains
  net of taxes...............                        6,575
6,575
 Stockholder dividends.......                                  (29,373)
(29,373)
 Treasury stock purchased....
(13,841)   (13,841)

Balance December 31, 1996.... $19,000   $29,621    $23,079    $553,539
$(38,200)  $587,039


























The accompanying notes are an integral part of these consolidated financial statements.
20
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Thousands of Dollars)


										    1996
1995	   1994

Cash flows from operating activities:
  Net earnings.............................................. $  73,964
$ 110,201  $ 122,583
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Premiums receivable.....................................   (30,910)
(24,714)    (7,267)
    Deferred policy acquisition costs.......................   (15,808)
(8,094)    (3,122)
    Residual market receivable..............................     4,911
14,694      5,494
    Due to/from reinsurers..................................     2,238
(5,005)    (4,024)
    Losses and loss adjustment expenses.....................    31,122
26,418     24,576
    Unearned premiums.......................................    37,537
15,735     31,193
    Current income taxes....................................    (1,009)
(8,637)     6,256
    Deferred income taxes...................................     2,098
4,651     (4,878)
    Deferred income.........................................      (980)
(1,497)     3,100
    Contingent commissions..................................    (6,838)
8,100      2,724
    Other liabilities and accrued expenses..................    11,244
5,705       (147)
    Net realized investment (gains) losses..................     7,574
(712)   (45,612)
    Other-net...............................................       508
(1,563)     6,716
      Net cash provided by operating activities.............   115,651
135,282    137,592

Cash flows from investing activities:
  Proceeds from maturity of fixed maturities................   170,646
28,479     55,671
  Proceeds from sale of fixed maturities....................   122,431
72,287    123,127
  Purchase of fixed maturities..............................  (200,113)
(100,689)  (351,260)
  Purchase of equity securities.............................   (85,480)
(50,418)   (26,155)
  Proceeds from sale of equity securities...................    11,326
14,784     59,722
  Payments received on mortgage loans and collateral notes
    receivable..............................................     8,311
9,892      8,524
  Mortgage loans and collateral notes receivable originated.    (7,446)
(28,667)   (16,562)
  Mortgages sold to investors in the secondary market.......        36
2,287     10,725
  Proceeds from sale of real estate acquired by
   foreclosures.............................................        92
318      2,120
  Purchase of property and equipment........................    (4,477)
(3,664)    (5,786)
  Proceeds from sale of property and equipment..............       107
283        250
      Net cash provided by (used in) investing activities...    15,433
(55,108)  (139,624)

Cash flows from financing activities:
  Dividends paid to stockholders............................   (29,373)
(8,635)    (5,700)
  Purchase of treasury stock................................   (13,841)
(24,359)       -
      Net cash used in financing activities.................   (43,214)
(32,994)    (5,700)

Increase (decrease) in cash and cash equivalents............    87,870
47,180     (7,732)
Cash and cash equivalents at beginning of year..............    52,665
5,485     13,217
Cash and cash equivalents at end of year.................... $ 140,535
$  52,665  $   5,485








The accompanying notes are an integral part of these consolidated financial statements.

21
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994
(Thousands of Dollars)

NOTE A-Summary of Significant Accounting Policies

1. Basis of Presentation

	The consolidated financial statements of The Commerce Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP").

	The consolidated financial statements include The Commerce Group, Inc., and its wholly-owned subsidiaries, Bay Finance Company, Inc., Clark-Prout Insurance Agency, Inc. and Commerce Holdings, Inc. ("CHI"). The Commerce Insurance Company ("Commerce") and Citation Insurance Company ("Citation") are wholly-owned subsidiaries of Commerce Holdings, Inc. Western Pioneer Insurance Company ("Western Pioneer") is a wholly-owned subsidiary of Commerce. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year account balances have been reclassified to conform to 1996 presentation.

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

2. Investments

	All investment transactions have credit exposure to the extent that a counterparty may default on an obligation to the Company. Credit risk is a consequence of carrying investment positions. The financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, premium receivables, investments, and mortgage loans on real estate. Concentrations of credit risk with respect to premiums receivable result from the fact that the Company's policyholders are concentrated primarily in one geographic area, as the Company, the largest writer of personal automobile insurance in the state of Massachusetts, writes primarily in Massachusetts. To manage credit risk, the Company focuses on higher quality fixed-income securities, reviews the credit strength of all companies which it invests in, limits its exposure in any one investment and monitors the portfolio quality, taking into account credit ratings assigned by recognized statistical rating organizations.

	Investments in fixed maturities, which include bonds and redeemable preferred stocks, and investments in equity securities, which include common and non-redeemable preferred stocks, all classified as available for sale, are carried at fair market value. Unrealized investment gains and losses on equity investments and fixed maturities, to the extent that there is no permanent impairment of value, are credited or charged to a separate component of stockholders' equity until realized, net of any tax effect. When investment securities are sold, the realized gain or loss is determined based upon specific identification. Fair market value of fixed maturities and equity investments is based on quoted market prices. For other securities held as investments, fair market value equals quoted market price, if available. If a quoted market price is not available, fair market value is estimated using quoted market prices for similar securities. The Company has not invested more than 7% of fixed maturities in any one state or political subdivision.








22
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994
(Thousands of Dollars)

NOTE A-Summary of Significant Accounting Policies - (continued)

	The Company originates and holds mortgage loans on real estate primarily on properties located in the state of Massachusetts. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs in-depth credit evaluations on all new customers. Bad debt expenses have not been material in recent years.

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

3.  Cash and Cash Equivalents

	Cash and cash equivalents include cash currently on hand and short-term investments with original maturities, when purchased, of three months or less. The carrying amount approximates fair value. The Company holds $118,015 in a U.S. Government Repurchase Agreement at The First National Bank of Boston. When the Company enters into a repurchase agreement through its custodian, it receives delivery of the underlying collateral. The amount of collateral, at the time of purchase and each subsequent business day, is required to be maintained at such a level that market value is equal to 102% of the resale price. The Company intends to invest these proceeds through Salomon Brothers Asset Management, Inc. until such time that the Company believes longer term investments are appropriate.

4.  Deferred Policy Acquisition Costs

	Policy acquisition costs relating to unearned premiums, consisting of commissions, premium taxes and other underwriting expenses incurred at the policy issuance, are deferred and amortized over the period in which the related premiums are earned, the amount being reduced by any potential premium deficiency. If any potential premium deficiency exists, it represents future estimated losses, loss adjustment expenses and amortization of deferred acquisition costs in excess of the related unearned premiums. There was no premium deficiency in 1996, 1995 and 1994. In determining whether a premium deficiency exists, the Company considers anticipated investment income on unearned premiums.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994
(Thousands of Dollars)

NOTE A-Summary of Significant Accounting Policies - (continued)

5.  Property and Equipment

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

6.  Losses and Loss Adjustment Expenses

	The liability for unpaid losses and LAE represents the accumulation of individual case estimates for reported losses and estimates for incurred but not reported ("IBNR") losses and LAE.
Assumed losses and LAE are recorded as reported by the ceding organization with additional adjustments for IBNR. The liability for losses and LAE is intended to cover the ultimate net cost of all losses and loss adjustment expenses incurred through the balance sheet date. Liability estimates are continually reviewed and updated, and therefore, the ultimate liability may be more or less than the current estimate. The effects of changes in the estimates are included in the results of operations in the period in which the estimates are revised.

7.  Premiums

	Insurance premiums are recognized as income ratably over the terms of the policies. Unearned premiums are determined by prorating policy premiums on a daily basis over the terms of the policies. A significant portion of the Company's premiums written is derived through the five American Automobile Association Clubs of Massachusetts group marketing program. In 1996, total direct premiums written attributable to the AAA group business was $344,297 or 47% of the Company's total direct premiums written. Of this amount, 9% was written through the AAA clubs and 91% was written through the Company's network of independent agents.

8.  Income Taxes

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

9.  Deferred Income

	Income consisting of group marketing service fees and expense reimbursements which include servicing carrier fees from Commonwealth Automobile Reinsurers ("C.A.R."), a state-mandated reinsurance mechanism, on policies written for C.A.R., are deferred and amortized over the term of the related insurance policies (see note F).



24
<PAGE


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994
(Thousands of Dollars)

NOTE A-Summary of Significant Accounting Policies - (continued)

10. Net Earnings Per Common Share

	Net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the years ended December 31, 1996, 1995 and 1994 was 36,311,887, 37,632,236 and
38,000,000, respectively.

11. Treasury Stock

	On May 19, 1995, the Board of Directors of the Company, announced the approval of a stock buyback program of up to three million shares. Through December 31, 1996, the Company purchased 1,937,348 shares of Treasury Stock under this program.

NOTE B-Investments and Investment Income

1. Fixed Maturities

	The amortized cost and estimated fair market values of investments in fixed maturities are as follows:

								        Gross
Gross       Estimated
						     Amortized    Unrealized
Unrealized   Fair Market
						        Cost         Gains
Losses        Value
At December 31, 1996:
  GNMA mortgage-backed bonds...........  $223,590      $  2,589      $
(627)    $225,552
  Obligations of states and
   political subdivisions..............   476,921        15,301
(1,072)     491,150
       Totals..........................  $700,511      $ 17,890      $
(1,699)    $716,702

At December 31, 1995:
  GNMA mortgage-backed bonds...........  $220,589      $  2,422      $
(1,638)    $221,373
  Obligations of states and
   political subdivisions..............   580,719        16,204
(3,019)     593,904
       Totals..........................  $801,308      $ 18,626      $
(4,657)    $815,277

	Proceeds from sales of investments in fixed maturities, gross gains, and gross losses realized on those sales were as follows:
									Proceeds
Gross	     Gross
									  From
Realized	    Realized
									 Sales
Gains  	     Losses
For the year ended December 31, 1996:
  GNMA mortgage-backed bonds......................... $    -         $
-       $    -
  Obligations of states and political subdivisions...  122,431
367       (3,685)
       Totals........................................ $122,431       $
367     $ (3,685)

For the year ended December 31, 1995:
  GNMA mortgage-backed bonds......................... $    -         $
-       $    -
  Obligations of states and political subdivisions...   72,287
2,340         (695)
       Totals........................................ $ 72,287       $
2,340     $   (695)

For the year ended December 31, 1994:
  GNMA mortgage-backed bonds......................... $    -         $
-       $    -
  Obligations of states and political subdivisions...  123,127
9,509          (58)
       Totals........................................ $123,127       $
9,509     $    (58)

25
<PAGE


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994
(Thousands of Dollars)

NOTE B-Investments and Investment Income - (continued)

	The amortized cost and approximate fair market value of fixed maturities at December 31, 1996 and 1995, by contractual maturity, are as follows:

								          1996
1995
								        	    Fair
Fair
								    Amortized   Market
Amortized	   Market
								      Cost      Value
Cost   	   Value
Obligations of states and political subdivisions:
Due in one year or less..........................  $    508	  $    517
$    -  	$    -
Due after one year through five years............        94	       102
1,130	   1,149
Due after five years through ten years...........     1,669      1,681
19,956	  20,183
Due after ten years..............................   474,648    488,847
559,633	 572,572
								    476,919    491,147
580,719	 593,904

GNMA mortgage-backed bonds.......................   223,592    225,555
220,589	 221,373
Total fixed maturities...........................  $700,511   $716,702
$801,308	$815,277

	Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

2. Equity Securities

	The cost and approximate fair market value of equity securities at December 31, 1996 and 1995, are as follows:

									1996
	1995
									     Fair
	     Fair
									     Market
	     Market
								  Cost     Value
Cost     Value
Non-redeemable preferred stocks.............	$148,481  $147,680
	$111,597  $111,220
Preferred stock mutual funds................	  28,553    29,087
-         -
Common stocks...............................	  37,372    56,954
28,560    40,359
								$214,406  $233,721
	$140,157  $151,579

3. Mortgage Loans on Real Estate and Collateral Notes Receivable

	At December 31, 1996 and 1995, mortgage loans on real estate and collateral notes receivable consisted of the following:

	December 31,
										  1996
	1995
                  Residential (1st Mortgages)............   $58,263
$59,575
                  Residential (2nd Mortgages)............     1,077
847
                  Commercial (1st Mortgages).............    15,805
15,804
                  Commercial (2nd Mortgages).............       196
217
                                                             75,341
76,443
                  Collateral notes receivable............     2,005
2,339
                                                             77,346
78,782
                  Allowance for possible loan losses.....    (2,760)
(3,173)
                    Mortgage loans on real estate and
                       collateral notes receivable.......   $74,586
$75,609

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994
(Thousands of Dollars)

NOTE B-Investments and Investment Income - (continued)

	Fair value of the Company's mortgage loans on real estate and collateral notes receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit and for the same remaining maturities. The future cash flows associated with certain non-performing loans are estimated based on expected payments from borrowers either through work out arrangements or the disposition of collateral. The fair value of mortgage loans on real estate and collateral notes receivable at December 31, 1996 and 1995, prior to the allowance for possible loan losses, was $78,920 and $81,200, respectively, which was estimated by discounting the future cash flows of the mortgages.

	At December 31, 1996 and 1995, mortgage loans which were on nonaccrual status were
$2,095 and $2,727, respectively. The reduction in interest income associated with nonaccrual loans was $152, $287 and $223 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

	A summary of the changes in the allowance for possible loan losses follows:

								      	Year Ended
December 31,
									  1996
1995		1994
            Balance, beginning of year..............  $ 3,173       $
3,324       $ 3,644
              Decrease in provision for possible
                loan losses.........................     (135)
(151)         (277)
              Loans charged off.....................     (278)
-             (43)
            Balance, end of year....................  $ 2,760       $
3,173       $ 3,324

	The following table describes mortgage principal balances by maturity and discloses over 90 days past due and foreclosure information:

									  1996
1995		1994
            Fixed Rate Mortgages Maturing:
              One year or less......................  $   632       $
512       $   307
              More than one year to five years......    2,248
640           412
              More than five years to ten years.....    4,700
5,500         5,452
              Over ten years........................   42,902
40,807        24,407
                   Total Fixed Mortgages............  $50,482
$47,459       $30,578

            Adjustable Rate Mortgages Maturing:
              One year or less......................  $   -         $
-         $   -
              More than one year to five years......       43
79           183
              More than five years to ten years.....      569
455           385
              Over ten years........................   24,247
28,450        28,644
                   Total Adjustable Mortgages.......  $24,859
$28,984       $29,212

            Past due over 90 days...................  $ 2,095       $
2,727       $ 2,395

            Mortgages in Foreclosure................  $   938       $
795       $   700


27
<PAGE


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994
(Thousands of Dollars)

NOTE B-Investments and Investment Income - (continued)

4. Net Investment Income

The components of net investment income were as follows:

										Year ended
December 31,
									  1996
1995	   1994
	Interest and dividends on fixed maturities... $  56,034     $
56,467    $ 50,000
	Dividends on equity securities...............    12,765
8,486       7,426
	Interest on short-term investments...........     4,022
2,466       1,629
	Interest on mortgage loans...................     6,737
6,141       6,097
	Other........................................       105
478         208
	         Total investment income.............    79,663
74,038      65,360
	Investment expenses..........................     2,261
2,725       2,459
	         Net investment income............... $  77,402     $
71,313    $ 62,901

5. Net Realized and Unrealized Investment Gains (Losses)

	Net realized investment gains and the net increases (decreases) in unrealized investment gains or losses, less applicable income tax expense, were as follows:

										Year ended
December 31,
									  1996
1995	   1994
Net realized investment gains (losses):
  Fixed maturities................................. $  (7,364)    $
477    $  7,386
  Equity securities................................       107
405      38,845
  Other............................................      (317)
(170)       (619)
      Total........................................ $  (7,574)    $
712    $ 45,612

Net increase (decrease) in unrealized gains (losses):
  Fixed maturities................................. $   2,222     $
70,335    $(83,843)
  Equity securities................................     7,893
20,308     (49,687)
  Related tax benefit (expense)....................    (3,540)
(31,725)     46,888
      Total........................................ $   6,575     $
58,918    $(86,642)

	A summary of accumulated unrealized gains and losses on equity securities and fixed maturity investments in 1996, 1995 and 1994 follows:

										Year ended
December 31,
									  1996
1995	   1994
            Unrealized gains....................... $  40,227     $
32,056    $  3,520
            Unrealized losses......................    (4,721)
(6,665)    (68,773)
            Tax benefit (expense)..................   (12,427)
(8,887)     22,839
                  Net unrealized gains
                   (losses)........................ $  23,079     $
16,504    $(42,414)

NOTE C-Deferred Policy Acquisition Costs

	Policy acquisition costs incurred and amortized to income are as follows:

										Year ended
December 31,
									  1996
1995	   1994
            Balance, beginning of year............. $  67,160     $
59,066    $ 53,647
            Costs deferred during the year.........   196,821
174,835     162,834
            Amortization charged to expense........  (181,013)
(166,741)   (157,415)
            Balance, end of year................... $  82,968     $
67,160    $ 59,066

28
<PAGE


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994
(Thousands of Dollars)

NOTE D-Property and Equipment

	A summary of property and equipment at December 31, is as follows:

											 1996
1995
			Buildings.................................    $ 27,506
$ 27,077
			Equipment and office furniture............      24,993
21,436
			Building improvements.....................         811
623
										      53,310
49,136
				Less accumulated depreciation.......      22,015
18,953
										      31,295
30,183
			Land......................................         805
798
										    $ 32,100
$ 30,981

	Depreciation expenses incurred were $3,202, $3,151 and $3,093 for the years ended December 31, 1996, 1995 and 1994, respectively.
Depreciation expense is allocated between losses and loss adjustment expenses and policy acquisition costs.

NOTE E-Losses and Loss Adjustment Expenses

	Liabilities for unpaid losses and loss adjustment expenses at December 31, consist of:

											1996
	1995
			Unpaid loss and LAE reserves..............    $705,674
$662,591
			Salvage and subrogation recoverable.......
(55,761)    (43,800)
										    $649,913
$618,791

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

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994
(Thousands of Dollars)

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

	By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, the Company estimates the ultimate net liability for losses and LAE. After taking into account all relevant factors, management believes that the provision for losses and LAE at December 31, 1996 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability, however, may be greater or lower than reserves.
Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods.

	Included in the loss reserve methodologies described above, are liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as oil spills and lead paint. Reserves have been established to cover these claims for both known and unknown losses. Because of the Company's limited exposure to these types of claims, management believes they will not have a material impact on the consolidated financial position of the Company in the future. Loss reserves on environmental related claims amounted to $8,783, $10,708 and $11,151 in 1996, 1995 and 1994, respectively.

	The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses, net of reinsurance deductions from all reinsurers including C.A.R., as shown in the Company's consolidated financial statements for the periods indicated.

										Year ended
December 31,
									  1996
1995	      1994
Reserves for losses and loss adjustment
 expenses, beginning of year......................... $486,673
$448,331     $415,613

Incurred losses and loss adjustment expenses:
   Provision for insured events of the current year..  562,997
442,027      435,713
   Decrease in provision for insured events of
    prior years......................................  (87,766)
(74,475)     (66,053)
     Total incurred losses and loss adjustment
      expenses.......................................  475,231
367,552      369,660

Payments:
   Losses and loss adjustment expenses attributable
    to insured events of the current year............  273,334
184,182      188,002
   Losses and loss adjustment expenses attributable
    to insured events of prior years.................  167,509
145,028      148,940
     Total payments..................................  440,843
329,210      336,942

   Loss and loss adjustment expense reserves prior to
    effect of ceded reinsurance recoverable..........  521,061
486,673      448,331
   Ceded reinsurance recoverable.....................  128,852
132,118      144,042
Reserves for losses and loss adjustment expenses
 at the end of year per financial statements.........	$649,913
$618,791     $592,373

30
<PAGE


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994
(Thousands of Dollars)

NOTE E-Losses and Loss Adjustment Expenses - (continued)

	The increases in payments and incurred losses primarily resulted from increased business volume in 1996 coupled with an increase in collision frequency.

	The Company's loss and LAE reserves reflect its share of the aggregate loss and LAE reserves of all Servicing Carriers. The Company is a defendant in various legal actions arising from the normal course of its business. These proceedings are considered to be ordinary and incidental to operations or without foundation in fact. Management is of the opinion that these actions will not have a material adverse effect on the consolidated financial statements of the Company.

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

Property and Catastrophe Reinsurance

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

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994
(Thousands of Dollars)

NOTE F-Reinsurance Activity - (continued)

	Effective March 1, 1996 through February 28, 1997, the Company's catastrophe reinsurance program has been tailored in conjunction with the property quota share arrangement to provide catastrophe reinsurance protection at varying levels of losses. The table below provides information depicting the approximate combined recoveries of all property reinsurance programs (catastrophe and quota share) at various loss scenarios if a catastrophe were to strike:

										 Net Loss
				  Total		Reinsurance		Retained by
				  Loss 		 Recovery  		the Company
				$ 25,000		  $ 11,300		  $13,700
				  50,000		    35,000		   15,000
				  75,000		    58,800		   16,200
				 100,000		    82,500		   17,500
				 125,000		   105,000		   20,000
				 150,000		   110,000		   40,000

	The Company will have no reinsurance recoveries for total loss amounts in excess of $150.0 million. The Company is currently renegotiating its primary catastrophe reinsurance program to become effective May 1, 1997. This renegotiation does not affect the property quota share arrangement or one other non-primary catastrophe reinsurance program.

Casualty Reinsurance

	Through December 31, 1996, casualty reinsurance was on an excess of loss basis for any one event or occurrence with a maximum recovery of $4.0 million over a net retention of $1.0 million. Effective January 1, 1997, casualty reinsurance is on an excess loss basis for any one event or occurrence with a maximum recovery of $9.0 million over a net retention of $1.0 million. This coverage is placed with Swiss Reinsurance America Corporation, formerly North American Reinsurance Corporation (rated A by A.M. Best).

	Effective January 1, 1995, personal and commercial liability umbrella policies are reinsured on a 95% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $5.0 million for policies with underlying automobile coverage of $250,000/$500,000 or more. Effective January 1, 1996, the Company added personal liability umbrella reinsurance coverage for policies with underlying automobile coverage of $100,000/$300,000, on a 65% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $3.0 million. These coverages are placed with American Reinsurance Corporation (rated A+ by A.M. Best).

C.A.R.

	C.A.R., a state-mandated reinsurance mechanism, enables the Company and approximately 40 other writers of automobile insurance in Massachusetts ("Servicing Carriers") to reinsure any automobile risk that the insurer perceives to be underpriced at the premium level permitted by the Massachusetts Insurance Commissioner (the "Commissioner"). Servicing Carriers, which are responsible for over 99.0% of total direct premiums written for personal automobile insurance in Massachusetts, are required to offer automobile insurance coverage to all eligible applicants pursuant to "take-all-comers" regulations, but may reinsure undesirable business with C.A.R.

	The Company pays to C.A.R. all of the premiums generated by the policies it has ceded and C.A.R. reimburses the Company for all losses incurred on account of ceded policies. In addition, the Company receives a fee for servicing ceded policies based on the expense structure established by C.A.R. For the years ended December 31, 1996, 1995 and 1994, these servicing fees amounted to $17,127, $21,669 and $14,282, respectively.


32
<PAGE



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994
(Thousands of Dollars)

NOTE F-Reinsurance Activity - (continued)

	C.A.R. has annually generated multi-million dollar underwriting losses in both the personal and commercial pools since its inception. The Company is required to share in the underwriting results of C.A.R. business for its respective product lines. Under current regulations, the Company's share of C.A.R. personal or commercial deficit is based upon its market share for retained automobile risks for the particular pool, adjusted by a "utilization" concept, such that, in general, the Company is disproportionately and adversely affected if its relative use of C.A.R. reinsurance exceeds that of the industry, and favorably affected if its relative use of C.A.R. reinsurance is less than that of the industry. During 1996, 1995 and 1994, the Company's net participation in the C.A.R. personal automobile pool approximated 19.0%, 16.0% and 16.0%, respectively.

	Written premiums, earned premiums, losses incurred and the liabilities for unearned premiums, unpaid losses ceded to and assumed from C.A.R. and other receivables from C.A.R. were as follows:

			    				Year ended December 31,

			    	     1996              	     1995
1994
			     Ceded      Assumed	     Ceded      Assumed
Ceded       Assumed
Income Statement
 Written premiums... $ 82,861    $ 93,703    $ 82,814    $ 92,249
$100,583    $ 93,785
 Earned premiums....   85,977      92,469      92,664      90,609
87,585      77,832
 Losses incurred....   84,074      93,278      75,475      87,786
81,217      63,842


Balance Sheet
 Unearned premiums.. $ 36,042    $ 46,681    $ 39,158    $ 45,446    $
49,008    $ 43,806
 Unpaid losses......  123,092     117,237     126,555     110,003
138,356      95,290
 Other receivables
  from C.A.R........   36,079        N/A       34,411        N/A
27,454         N/A
Residual Market
 Receivable......... $195,213        N/A     $200,124        N/A
$214,818         N/A

	In accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", the company presents assets and liabilities gross of reinsurance. The Residual Market Receivable represents the gross amount of reinsurance recoverable from C.A.R. including unpaid losses, unearned premiums, paid losses recoverable and unpaid ceded and assumed premiums.

	The current C.A.R. utilization-based participation ratio has been in place for the personal automobile market since 1993. During 1996, 1995 and 1994, the Company's amount of personal automobile risks it reinsured through C.A.R. approximated 8.0%, 11.0% and 14.0%, respectively.

	Earned premiums and losses and loss adjustment expenses are stated in the accompanying consolidated financial statements after deductions for ceded reinsurance. Those deductions for reinsurance other than C.A.R. are as follows:

										Year ended
December 31,
								           1996
1995       1994
Earned premiums ceded..................................  $36,261
$28,056    $28,278
Losses and loss adjustment expenses ceded..............   22,453
21,454     17,936

	The Company, as primary insurer, would be required to pay losses in their entirety in the event that the reinsurers were unable to discharge their obligations under the reinsurance agreements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994
(Thousands of Dollars)

NOTE G-Income Taxes

	The Company and its subsidiaries file a consolidated federal income tax return.

	The Federal income tax expense (benefit) consisted of the following:

									      Year ended
December 31,
									     1996
1995          1994
			Current............................   $ 15,951     $
34,891     $ 54,181
			Deferred...........................      2,098
4,650       (4,776)
									  $ 18,049     $
39,541     $ 49,405

	Deferred taxes arise from temporary differences in the bases of assets and liabilities for tax and financial statement purposes. The sources of these differences and the related tax effects consisted of the following:

									     Year ended
December 31,
									     1996
1995         1994
  Deferred policy acquisition costs..................   $  6,022     $
5,087     $ (1,683)
  Unearned premiums..................................     (3,695)
(1,469)        (488)
  Salvage and subrogation recoverable................        425
151          356
  Discounting of loss reserves.......................     (2,954)
(370)        (983)
  Tax depreciation in excess of book depreciation....        192
205          108
  Book value rights/book value awards/stock
   appreciation rights...............................      1,686
334          773
  Bad debt expense...................................        131
92          145
  Deferred items not included above..................        291
620       (3,004)
        Deferred income tax (benefit)................      2,098
4,650       (4,776)
  Change in unrealized gains (losses)................      3,540
31,726      (46,888)
        Change in deferred tax liability(asset)......   $  5,638     $
36,376     $(51,664)

	Realization of a deferred tax asset is dependent on generating sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. Deferred tax liabilities (assets) were comprised of the following components at December 31, 1996 and 1995:

											  1996
1995
Deferred policy acquisition costs..............................  $
24,535     $ 18,513
Unearned premiums..............................................
(19,839)     (16,144)
Salvage and subrogation recoverable............................
2,407        1,982
Discounting of loss reserves...................................
(23,800)     (20,846)
Tax depreciation in excess of book depreciation................
2,705        2,513
Book value rights/book value awards/stock appreciation rights..
3,287        1,601
Bad debt allowances............................................
(901)      (1,032)
Unrealized gains...............................................
12,427        8,887
Deferred items not included above..............................
3,402        3,111
	Deferred tax liability (asset)...........................  $
4,223     $ (1,415)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994
(Thousands of Dollars)

NOTE G-Income Taxes - (continued)

	Federal income tax on income is less than the amount computed by applying the statutory rate of 35% for the years ended 1996, 1995 and 1994 for the following reasons:

								Year ended December 31,

					   1996            	   1995
1994
Tax at statutory rate..  $ 32,205     35.0%       $52,410       35.0%
$60,196    35.0%
Tax exempt interest....   (10,062)   (10.9)       (11,067)      (7.4)
(8,836)   (5.2)
Dividends paid to ESOP
  participants.........    (1,169)    (1.3)           -          -
-       -
Dividends received
  deduction............    (3,167)    (3.4)        (2,038)      (1.4)
(1,819)   (1.1)
Other..................       242      0.2            236        0.2
(136)    -
Tax at effective rate..  $ 18,049     19.6%       $39,541       26.4%
$49,405    28.7%

NOTE H-Related Party Transactions

	The Company has made loans to insurance agencies with which the Company transacts business on a regular basis. At December 31, 1996, eleven of these loans which had an aggregate outstanding principal balance of $2,384 were collateralized by the assets of the agencies. At December 31, 1995, thirteen of these loans which had an aggregate outstanding principal balance of $2,138 were collateralized by the assets of the agencies. Mortgage loans to agents collateralized by real estate had an aggregate outstanding balance of $317 and $323 at December 31, 1996 and 1995, respectively.

	During 1992, the Company insured a mortgage note in the principal amount of $28,750 issued by a corporation to a bank. Two directors of the Company, were, with others, guarantors of this note. The Company's liability under this insurance policy, which expired on October 15, 1995, was $12,000. For this insurance, the Company received the full premium of $1,080 in 1992, which was earned pro-rata through the expiration date of the policy.

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

NOTE I-Employee Stock Ownership Plan

	The Company offers an Employee Stock Ownership Plan for the benefit of substantially all employees, including those of the Company's subsidiaries. The E.S.O.P. is noncontributory on the part of participants and contributions are made at the discretion of the Board of Directors. The Company is under no obligation to make contributions or maintain the Plan for any length of time, and may completely discontinue or terminate the Plan at any time without liability.

	Contributions by the Company and subsidiaries to the Plan for the years ending December 31, 1996, 1995 and 1994 were $6,216, $5,729 and $5,430, respectively.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994
(Thousands of Dollars Except Per Share Data)

NOTE J-Stockholders' Equity

Book Value Rights, Book Value Awards and Stock Appreciation Rights
Program

	The Board of Directors authorized a Book Value Rights Program which provided for the payment of awards in cash to key employees based upon increases in the book value of the Company at the end of the program period, which is December 31st of the third year after the rights have been granted. The Board of Directors authorized advance payments of $1,888 in December, 1995 applicable to Book Value Rights maturing in 1996 and $1,929 in December, 1994 applicable to Book Value Rights maturing in 1995. Expenses relating to this Book Value Rights Program were $234, $3,738 and $4,579 in 1996, 1995 and 1994, respectively.

	The Management Incentive Plan approved by the Company's stockholders in May, 1994 provides for the award of up to 2,500,000 shares of common stock or equivalent units (subject to anti-dilution adjustments) in the form of incentive stock options, non-qualified stock options, book value awards, stock appreciation rights, restricted stock and performance stock units. All directors, officers and other senior management employees of the Company or any of its subsidiaries are eligible to participate in this Management Incentive Plan. Book value awards issued relating to this Plan totalled 481,671, 623,649 and 336,236 in 1996, 1995 and 1994, respectively. Stock appreciation rights issued also relating to this Plan totalled 533,910, 689,919 and 613,435 in 1996, 1995, and 1994, respectively. Expenses relating to book value awards were $2,140, $714 and $0 in 1996, 1995 and 1994. Expenses relating to stock appreciation rights were $6,224, $366 and $0 in 1996, 1995 and 1994.

NOTE K-Net Capital Requirements

	The insurance companies included in the consolidated financial statements are subject to the financial capacity guidelines established by their respective state Divisions of Insurance. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders must file a report with the Commissioner. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 1996, 1995 and 1994.

	To the extent Commerce and Citation are restricted from paying dividends to CHI, CHI will be limited in its ability to pay dividends to the Company. On this basis, the Company's ability to pay dividends to its stockholders is limited. During 1996 Commerce and Citation paid $37,130 and $6,600 in dividends, respectively, to CHI; CHI then paid $43,470 to the Company in March 1996. During 1995, Commerce and Citation paid $29,845 and $4,950 in dividends, respectively, to CHI; CHI then paid $34,650 to the Company in March 1995.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994
(Thousands of Dollars)


NOTE K-Net Capital Requirements (continued)

	The Board of Directors of the Company voted to declare four quarterly dividends to stockholders of record totaling $.81 per share and $.23 per share in 1996 and 1995, respectively. On May 17, 1996, the Board voted to increase the quarterly stockholder dividend from $.06 to $.25 per share to stockholders of record as of June 7, 1996. Prior to that declaration, the Company had paid quarterly dividends of $.06 per share dating back to May 19, 1995 when the Board voted to increase the dividend from $.05 to $.06 per share. The $.05 cash dividend per share was first declared by the Board on May 20, 1994.

	Treasury Stock purchased under the stock buyback program increased by 673,915 shares during 1996 to 1,937,348 shares at December 31, 1996. The stock buyback program, authorized by the Board in May 1995, enables the Company to purchase up to three million shares of the Company's common stock. The program is now approximately two-thirds of the way complete.

NOTE L-Statutory Balances

	Following is a GAAP to Statutory reconciliation for both earnings and policyholders surplus for the combined operations of Commerce, Citation and effective August 31, 1995, Western Pioneer.

					     	      1996          	   1995
1994
					    Earnings  Equity     Earnings   Equity
Earnings    Equity
GAAP............................  $ 74,432  $550,151   $110,450
$512,875  $113,892   $378,301
Deferred income taxes...........       929     2,165      4,152
(2,650)  (10,051)   (38,180)
Deferred acquisition costs......   (15,808)  (82,968)    (8,094)
(67,160)   (5,419)   (59,066)
Bonds-book versus market........       -     (16,194)       -
(14,432)      -       56,366
Preferred stock-market versus
 book...........................       -        (331)       -
(1,607)      -       (1,081)
Deferred income.................      (963)    7,768     (1,496)
6,766     4,321     11,575
Deferred service fee income.....     1,538     1,538        -         -
-          -
Deferred reinsurance
 commissions....................     2,082     5,796      2,060
5,614    (1,257)     2,297
Statutory reserve over statement
 reserves.......................       -      (5,397)       -
(1,940)      -         (437)
Goodwill in subsidiary..........      (270)    2,515        (97)
2,806       -          -
Difference in GAAP to statutory
 net income in subsidiary.......       416       -          (74)      -
-          -
Other...........................         4      (304)        (4)
(162)      -          -
					     (12,072)  (85,412)    (3,553)
(72,765)  (12,406)   (28,526)
Statutory.......................    62,360   464,739    106,897
440,110   101,486    349,775

Less subsidiary net loss from
 January 1, 1995 through
 August 30, 1995................       -         -          429       -
-          -

Adjusted statutory..............  $ 62,360  $464,739   $107,326
$440,110  $101,486   $349,775

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994
(Thousands of Dollars)

NOTE M-Segment Information

Selected information by industry segment for 1996, 1995 and 1994 is summarized as follows:

										Earnings
Before	Identifiable
								Revenue	  Income
Taxes 	   Assets
1996
  Property and casualty insurance............   $740,707        $ 91,242
$1,590,695
  Real estate and commercial lending.........      4,249           4,249
75,255
  Corporate and other........................      3,301
(3,478)          10,849
	Consolidated...........................   $748,257        $ 92,013
$1,676,799

1995
  Property and casualty insurance............   $677,217	    $147,378
	 $1,479,898
  Real estate and commercial lending.........      3,804	       3,804
	     76,642
  Corporate and other........................      3,014
(1,440)	      7,635
	Consolidated...........................   $684,035	    $149,742
	 $1,564,175

1994
  Property and casualty insurance............   $691,478        $167,738
$1,315,100
  Real estate and commercial lending.........      3,972           3,972
59,452
  Corporate and other........................      3,613             278
7,674
	Consolidated...........................   $699,063        $171,988
$1,382,226

NOTE N-Supplement to Consolidated Statements of Cash Flows

Disclosure of cash flow information:
									          Year
ended December 31,
									      1996
1995		 1994
Cash paid during the year for:
  Federal and state income taxes........................ $17,007
$43,658      $48,140
  State premium and related taxes of insurance
   subsidiaries.........................................  17,859
15,592       15,517

	During the years ended December 31, 1996, 1995 and 1994, the Company acquired property through foreclosure of mortgages held with remaining principle balances at the time of foreclosure of $245, $641 and $1,930, respectively.

NOTE O-Insolvency Fund Assessments

	As provided in the statutes, insurance companies which write business in Massachusetts are assessed for losses attributable to the insolvency of other insurance companies by the Massachusetts Insurers Insolvency Fund ("M.I.I.F."). From its inception, on August 2, 1972 through December 31, 1996, the M.I.I.F. has approved assessments totaling $138,489, of which the Company's share was approximately $7,823. It is anticipated that there will be additional assessments from time to time relating to various insolvencies. By statute, no insurer may be assessed in any year an amount greater than two percent of that insurer's net direct written premiums for the calendar year preceding the assessment. Although the timing and amounts of any such assessments are not known, management is of the opinion that such assessments will not have a material effect on the consolidated financial position of the Company. The Company's policy is to record these assessments as assessed. According to statute, the assessed insurance companies have the right to recoup amounts paid to the M.I.I.F., over a reasonable length of time, through premium rates approved by the Commissioner. The Company's policy is to record the recovery of the assessed amounts as received. Assessments by the M.I.I.F. for the years ended December 31, 1996, 1995 and 1994 were $742, $338 and $331, respectively.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994
(Thousands of Dollars)

NOTE P-Quarterly Results of Operations (Unaudited)

An unaudited summary of the Company's 1996 and 1995 quarterly performance is as follows:

1996								   FIRST      SECOND
THIRD     FOURTH
								  QUARTER     QUARTER
QUARTER    QUARTER
Total revenues.................................  $173,802    $186,448
$192,333   $195,674
Net earnings...................................    14,593      16,265
21,436     21,670
Net earnings per weighted average common
  share (primary and fully diluted)............       .40         .45
 .59        .60

1995

Total revenues.................................  $164,462    $167,374
$174,259   $177,940
Net earnings...................................    22,271      29,287
28,847     29,796
Net earnings per weighted average common
  share (primary and fully diluted)............       .59         .77
 .77        .80

NOTE Q-Subsequent Events

	On January 24, 1997, the Massachusetts Commissioner of Insurance issued 1997 Private Passenger Automobile rates. The overall rate decrease from 1996 rates was 6.2%. This decrease was partially driven by corrections to an industry error impacting prior year rate decisions. The industry error resulted from a miscalculation of industry expense allowances that had the effect of overstating rates for 1991 through 1996. Rates for 1997 include an adjustment to recoup this error from the industry equal to 40% of the error with 40% reducing 1998 rates and 20% reducing 1999 rates.

	Additionally, 1997 rates were decreased as a result of the reconciliation of the Safe Driver Insurance Plan ("SDIP") which is designed to be revenue neutral. In most recent past years, the SDIP reconciliation resulted in a deficit which was then added into the rates for the subsequent years. The 1996 SDIP reconciliation, however, resulted in a surplus. Fifty percent of this surplus is being used to decrease rates in both 1997 and 1998.

	The Company has performed an analysis of the rate decision and has estimated the impact of the above two items on its result assuming its market share remains the same as it was at the end of 1996. The earned premium impact is estimated to be approximately $15.3 million for 1997, $23.0 million for 1998 and $13.5 million for 1999. The earnings per share after-tax impact resulting from the lower earned premiums for 1997, 1998 and 1999 is estimated to be $0.28, $0.41 and $0.23, respectively.  If the Company's future market share increases
(decreases), a larger (smaller) financial impact would result.

	The Company was notified in January 1997 that its application for license in the State of Vermont was approved. Applications for licenses in the states of Maine and New Hampshire remain pending.

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

									Year Ended
December 31,
						    1996         1995        1994
1993        1992
Statement of Earnings Data:
  Net premiums written...........	$  711,570   $  603,421  $  589,197
$  563,416  $  508,847
  Increase in unearned premiums..	   (42,854)     (10,831)    (17,144)
(14,856)    (98,353)
  Earned premiums................	   668,716      592,590     572,053
548,560     410,494
  Net investment income..........	    77,402       71,313      62,901
53,068      39,223
  Premium finance fees...........	     9,713       19,420      18,497
16,666      13,916
  Net realized investment gains
   (losses)......................	    (7,574)         712      45,612
7,506       1,537
       Total revenues............	   748,257      684,035     699,063
625,800     465,170

  Losses and loss adjustment
   expenses......................	   475,231      367,552     369,660
373,959     271,789
  Policy acquisition costs.......	   181,013      166,741     157,415
150,195     117,833
       Total expenses............	   656,244      534,293     527,075
524,154     389,622

Other income
  Withdrawing companies'
   settlements...................	       -            -           -
-        43,168
  Earnings before income taxes...	    92,013      149,742     171,988
101,646     118,716
  Income taxes...................	    18,049       39,541      49,405
26,330      34,411
       Net earnings..............	$   73,964   $  110,201  $  122,583
$   75,316  $   84,305

Per Share Data:
       Net earnings per share....	$     2.04   $     2.93  $     3.23
$     1.98  $     2.23

       Cash dividends paid per
         share...................   $     0.81   $     0.23  $     0.15
$      -    $      -

Weighted average number of
 shares outstanding..............   36,311,887   37,632,236  38,000,000
38,000,000  37,852,108

									Year Ended
December 31,
						    1996	     1995	     1994
1993	     1992
Balance Sheet Data:
  Total investments..............   $1,027,136   $1,044,113  $  899,546
$  860,017  $  633,470
  Premiums receivable............      158,153      127,243     102,529
95,262      68,724
  Total assets...................    1,676,799    1,564,175   1,382,226
1,298,371   1,097,304
  Unpaid losses and loss
   adjustment expenses...........      649,913      618,791     592,373
567,797     495,800
  Unearned premiums..............      367,991      330,454     314,719
283,526     264,567
  Stockholders' equity...........      587,039      549,714     413,589
383,348     281,933
  Stockholders' equity per share         16.28        14.96       10.88
10.09        7.42








40
<PAGE



MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS
(Thousands of Dollars)

	The following exhibits depict the progress of the insurance operations of the Company over the past fifteen years. For these years of operation, net premiums written amounted to $4,066,668. During this period, the average statutory financial ratios were 66.9% for losses and loss expenses and 27.2% for underwriting expenses resulting in an average combined ratio of 94.1%. Total net investment income amounted to $437,553 or 10.8% of net premiums written. Net realized gains were $65,117. Stockholders' equity was $8,384 at the beginning of 1982 and $550,151, at the end of 1996, resulting in an average annual increase of 33.1%. The progress of the insurance operations during the most recent five year period, compared to the two previous five year periods, can best be illustrated by the following comparison:

											5 Year
Period

									  1992-96
1987-91	    1982-86
Direct premiums written............................	$3,110,296
$1,710,049   $346,678

Net premiums written...............................	 2,976,451
895,364    194,853

Net investment income..............................	   303,546
106,790     27,217

Net realized gains.................................	    50,290
13,942        885

Stockholders' equity at end of period..............	   550,151
177,225     31,461

Statutory Financial Ratios (Unaudited)
  Losses and loss expenses to premiums earned......	      66.5%
66.8%      74.5%

  Underwriting expenses to net premiums written....	      27.4
26.6       27.0
	Combined ratio...............................	      93.9%
93.4%     101.5%

Increase in Stockholders' Equity...................	     210.5%
462.5%     275.3%


The insurance operations of the Company include the operating results of Commerce, its subsidiary company Western Pioneer and Citation. Citation commenced business in 1981 as a wholly-owned subsidiary of Commerce. On December 31, 1989 the ownership of Citation was transferred to The Commerce Group, Inc. Capital stock, paid-in capital and retained earnings of Commerce and Citation as of January 1, 1989 were combined due to the effect of the transfer in ownership of Citation to The Commerce Group, Inc. on December 31, 1989. In September 1993, ownership of both Commerce and Citation was transferred from The Commerce Group, Inc. to CHI, a subsidiary of The Commerce Group, Inc. Results of Western Pioneer are included since its acquisition by Commerce on August 31, 1995. The combined balance sheets of these insurance subsidiaries appear on pages 42 and 43. The combined statements of earnings of insurance operations appear on pages 44 and 45.

MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

COMBINED BALANCE SHEETS OF INSURANCE SUBSIDIARIES
December 31,
(Thousands of Dollars)

                                         1996       1995         1994
1993        1992



ASSETS
Cash and short-term investments.... $  140,102  $   52,308  $    4,560
$   12,615  $   25,809
Bonds, at market (at amortized cost
 prior to 1993)....................    716,702     815,277     745,010
649,491     505,565
Preferred stocks, at market (at
 amortized cost prior to 1993).....    147,680     111,220      85,574
80,059       2,261
Common stocks, at market...........     86,041      40,359       9,656
47,462      43,545
Mortgage loans on real estate......     45,398      31,404      35,715
42,042      60,697
Premium balances receivable........    157,673     126,090     101,529
94,333      67,876
Investment income receivable.......     12,655      14,440      13,285
10,205       9,710
Residual market receivable.........    195,213     200,124     214,818
220,312     274,426
Reinsurance receivable.............     19,659      21,897      16,892
12,868         365
Deferred acquisition costs.........     82,968      67,160      59,066
53,647      55,442
Current income taxes...............        -           -           -
-           -
Deferred income taxes..............        -         2,100      38,180
-           -
Real estate, furniture and equipment    26,138      24,642      25,246
22,371      23,183
	 Total assets................ $1,630,229  $1,507,021  $1,349,531
$1,245,405  $1,068,879

LIABILITIES

Unpaid losses and loss expenses.... $  649,913  $  618,791  $  592,373
$  567,797  $  495,800
Unearned premiums..................    367,991     330,454     314,719
283,526     264,567
Notes payable......................        -           -           -
-           -
Deferred income....................      7,974       8,954      10,451
7,351       8,384
Accounts payable, accrued and other
 liabilities.......................     49,309      34,351      43,433
16,564      20,863
Current income taxes...............      2,726       1,596      10,254
4,867       9,249
Deferred income taxes..............      2,165         -           -
13,669       4,400
	 Total liabilities...........  1,080,078     994,146     971,230
893,774     803,263

STOCKHOLDERS' EQUITY

Capital stock......................      3,600       3,450       3,450
3,450       3,450
Paid-in capital....................     45,050      23,700      23,700
8,700       8,700
Retained earnings
  Balance, January 1...............    485,725     351,151     339,481
253,466     165,075
  Net earnings.....................     74,432     110,450     113,892
79,837      91,980
  Unrealized gains (losses) on
   investments.....................      6,574      58,919     (77,622)
21,928       9,811
  Dividends paid...................    (65,230)    (34,795)    (24,600)
(15,750)    (13,400)
Balance, December 31...............    501,501     485,725     351,151
339,481     253,466
	 Total stockholders' equity..    550,151     512,875     378,301
351,631     265,616
	 Total liabilities and
	   stockholders' equity...... $1,630,229  $1,507,021  $1,349,531
$1,245,405  $1,068,879





42
<PAGE


MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

COMBINED BALANCE SHEETS OF INSURANCE SUBSIDIARIES
December 31,
(Thousands of Dollars)

  1991      1990      1989      1988      1987      1986      1985
1984     1983      1982



ASSETS
$ 11,190 $ 38,654  $ 84,308  $ 60,885  $ 21,051  $ 10,048 $ 11,802  $
7,953  $ 3,864  $ 6,557

 329,935  242,735   153,621   133,867   116,220    88,755   56,985
34,422   22,352   14,054

     869    1,010     1,324     1,606     2,295     6,755    9,956
10,837    7,986    4,759
  30,055    4,869     2,900     1,921     1,438       149      134
1,494    1,540    1,507
  66,122   56,124    52,244    42,882    15,931       -        -
7,825    5,860    3,555
  55,510   57,733    56,713    33,727    19,329    11,817    8,194
6,028    5,430    2,810
   6,063    4,235     3,093     2,889     2,370     2,485    1,722
1,286      887      523
 277,196  290,440   268,951   198,177   132,725    87,178   50,327
29,187   20,513   13,000
     -        -         -         -         -         -        -
-        -        -
  33,981   27,273    22,702    15,699    10,898     7,129    5,417
3,968    3,057    1,731
     -        -         341       266       -       2,209    1,294
-        -        260
     883    1,666       -         -         -         -        -
-        -        -
  24,163   25,046    23,118     9,684     8,356     7,370    5,648
3,136    2,799    2,590

$835,967 $749,785  $669,315  $501,603  $330,613  $223,895 $151,479
$106,136  $74,288  $51,346

LIABILITIES

$439,551 $403,752  $345,020  $270,628  $169,539  $113,513 $ 71,525  $
44,425  $32,860  $23,154
 192,785  175,334   174,345   118,079    84,876    55,378   36,024
23,585   14,190    9,496
     -      1,662     1,837     2,013     2,204     3,772    4,140
2,858    1,313    1,388
  12,918   20,264    23,689    23,307    11,058     7,503    4,208
3,173    1,658    1,302

   7,677   21,065    27,513    19,350    14,532     8,532    4,162
4,479    2,482    2,731
   5,811    3,542       -         -         470       -        -
418    1,487      -
     -        -       1,623     1,021     1,853     3,736    3,623
2,610    2,079    1,582
 658,742  625,619   574,027   434,398   284,532   192,434  123,682
81,548   56,069   39,653

STOCKHOLDERS' EQUITY

   3,450    3,450     3,450     2,350     2,350     2,350    2,350
2,350    2,250    2,000
   8,700    8,700     8,700     6,500     6,500     6,500    6,500
6,500    5,500    4,000

 112,016   83,138    62,877    37,231    22,611    18,947   15,738
10,469    5,693    4,084
  55,214   32,414    21,966    21,837    15,614     4,362    4,025
6,033    5,213    1,819

   2,545      (86)      645       321       (54)        7     (158)
(179)      63      198
  (4,700)  (3,450)   (2,350)   (1,034)     (940)     (705)    (658)
(585)    (500)    (408)
 165,075  112,016    83,138    58,355    37,231    22,611   18,947
15,738   10,469    5,693
 177,225  124,166    95,288    67,205    46,081    31,461   27,797
24,588   18,219   11,693

$835,967 $749,785  $669,315  $501,603  $330,613  $223,895 $151,479
$106,136  $74,288  $51,346




43
<PAGE



MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS
Year Ended December 31,
(Thousands of Dollars)

							   1996      1995      1994
1993     1992

Underwriting
  Direct premiums written..............	$731,823  $626,666  $625,023
$601,289  $525,495

  Net premiums written.................	$711,570  $603,421  $589,197
$563,416  $508,847
  Increase in unearned premiums........	  42,854    10,831    17,144
14,856    98,353
	Earned premiums..................	 668,716   592,590   572,053
548,560   410,494

Expenses
  Losses and loss expenses.............	 474,173   367,258   369,764
373,243   271,848
  Underwriting expenses................	 194,873   171,892   162,446
147,290   138,669
  (Increase) decrease in deferred
   acquisition costs...................	 (15,809)   (5,723)   (5,420)
1,796   (21,462)
	Total expenses...................	 653,237   533,427   526,790
522,329   389,055
Underwriting income (loss).............	  15,479    59,163    45,263
26,231    21,439
Net investment income..................	  76,867    71,007    63,119
52,868    39,685
Premium finance fees...................	   9,666    19,246    18,315
16,486    13,734
Net realized investment gains (losses).	  (7,863)      720    32,025
13,040    12,368
	Earnings before Federal income
	taxes and withdrawing companies'
	settlements......................	  94,149   150,136   158,722
108,625    87,226

Other income
  Withdrawing companies' settlements...	     -         -         -
-      43,168
Earnings before Federal income taxes...	  94,149   150,136   158,722
108,625   130,394
Federal income taxes (benefits)........	  19,717    39,686    44,830
28,788    38,414
Earnings before cumulative effect of
 change in accounting principle........	  74,432   110,450   113,892
79,837    91,980
Cumulative effect on prior years (to
 December 31, 1986) of changing to
 different method of accounting for
 income taxes..........................	     -         -         -
-         -
	NET EARNINGS.....................	$ 74,432  $110,450  $113,892
$ 79,837  $ 91,980

Statutory Financial Ratios (Unaudited)
  Losses and loss expenses to
   premiums earned.....................	  70.9%     62.0%     64.6%
68.0%     66.2%
  Underwriting expenses to net
   premiums written....................	  27.1      29.0      27.1
25.7      28.1
	Combined ratio...................	  98.0%     91.0%     91.7%
93.7%     94.3%
	Underwriting profit (loss).......	   2.0%      9.0%      8.3%
6.3%      5.7%










44
<PAGE



MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS
Year Ended December 31,
(Thousands of Dollars)

   1991      1990      1989      1988     1987      1986     1985
1984     1983      1982

$429,780  $401,077  $366,492  $306,469 $206,231  $131,807  $85,000
$65,699  $37,318  $26,854

$310,999  $219,936  $140,313  $124,923 $ 99,193  $ 60,808  $49,229
$33,943  $25,817  $25,056
  30,193    34,692    12,655     9,678   13,428     6,775    6,392
2,137    2,258    1,902
 280,806   185,244   127,658   115,245   85,765    54,033   42,837
31,806   23,559   23,154


 173,901   125,219    88,564    80,203   65,299    44,205   33,548
19,567   15,242   15,923
  85,655    55,551    44,181    33,115   25,882    18,460   15,177
11,241    6,532    9,000

  (6,708)   (4,571)   (7,003)   (4,801)  (3,769)   (1,712)  (1,448)
(911)  (1,327)    (811)
 252,848   176,199   125,742   108,517   87,412    60,953   47,277
29,897   20,447   24,112
  27,958     9,045     1,916     6,728   (1,647)   (6,920)  (4,440)
1,909    3,112     (958)
  32,661    25,978    21,256    15,999   10,896     7,554    6,835
5,684    4,108    3,036
  11,165    10,074     8,095     4,592    3,021     1,436      531
324       39      -
   7,529        74       618     2,298    3,423       185      336
(108)     314      158


  79,313    45,171    31,885    29,617   15,693     2,255    3,262
7,809    7,573    2,236


     -         -         -         -        -         -        -
-        -        -
  79,313    45,171    31,885    29,617   15,693     2,255    3,262
7,809    7,573    2,236
  24,099    12,757     9,919     7,780    2,987    (2,107)    (763)
1,776    2,360      417

  55,214    32,414    21,966    21,837   12,706     4,362    4,025
6,033    5,213    1,819



     -         -         -         -      2,908       -        -
-        -        -

$ 55,214  $ 32,414  $ 21,966  $ 21,837 $ 15,614  $  4,362  $ 4,025  $
6,033  $ 5,213  $ 1,819



  61.9%     65.7%     68.0%     69.5%     79.4%     83.5%    79.7%
63.6%    63.8%    69.8%

  30.0      26.7      26.3      22.0      22.5      24.4     28.1
27.8     23.9     33.5
  91.9%     92.4%     94.3%     91.5%    101.9%    107.9%   107.8%
91.4%    87.7%   103.3%
   8.1%      7.6%      5.7%      8.5%     (1.9%)    (7.9%)   (7.8%)
8.6%    12.3%    (3.3%)










45
<PAGE


THE COMMERCE GROUP, INC.

DIRECTORS

Herman F. Becker.........................	President and owner, Sterling
Realty and Huguenot 							Development
Corporation

Joseph A. Borski, Jr.....................	Self-employed Certified Public
Accountant

Eric G. Butler...........................	Retired Vice President-General
Claims Manager of 							Commerce and
Citation

Henry J. Camosse.........................	Retired President, Henry
Camosse & Son Co., Inc., 							a
building and masonry supplies company

Gerald Fels..............................	Executive Vice President and
Chief Financial 								Officer of
the Company

David R. Grenon..........................	Assistant Clerk and Chairman
of the Advisory Board
							of The Protector Group
Insurance Agency, Inc., a
							property and casualty
insurance agency.

Robert W. Harris.........................	Retired Treasurer, H.C.
Bartlett Insurance Agency, 							Inc.

Robert S. Howland........................	Retired Clerk, H.C. Bartlett
Insurance Agency, 								Inc.

John J. Kunkel...........................	Retired President and
Treasurer, Kunkel Buick and
							GMC Truck, retired Treasurer,
Kunkel Bus Company

Raymond J. Lauring.......................	Retired President, Lauring
Construction Company

Roger E. Lavoie..........................	Retired President and
Treasurer, Lavoie Toyota-
	Dodge, Inc.

Normand R. Marois........................	Retired Chairman of the Board,
Marois Bros., Inc.,
							a contracting firm

Suryakant M. Patel.......................	Physician specializing in
internal medicine

Arthur J. Remillard, Jr..................	President, Chief Executive
Officer, and Chairman
							of the Board of the Company

Arthur J. Remillard, III.................	Senior Vice President and
Assistant Clerk of
							the Company, Senior Vice
President of Commerce
							and Citation in charge of
Policyholder Benefits

Regan P. Remillard.......................	Senior Vice President -
General Counsel
							of the Company, President and
Secretary of
							Western Pioneer Insurance
Company

Antranig Sahagian........................	Retired Owner, A. Sahagian
Service Center

Gurbachan Singh..........................	Physician specializing in
general surgery

John W. Spillane.........................	Clerk of the Company and
practicing attorney

DIRECTORS OF
COMMERCE HOLDINGS, INC.
The Commerce Insurance Company
Western Pioneer Insurance Company
Citation Insurance Company

Arthur J. Remillard, Jr................	President, Chief Executive
Officer and Chairman
							of the Board

Gerald Fels............................	Executive Vice President and
Chief Financial
							Officer

Arthur J. Remillard, III (1)...........	Senior Vice President and
Clerk

Regan P. Remillard.....................	Senior Vice President -
General Counsel, President 							and
Secretary of Western Pioneer Insurance Company


David R. Grenon (1)....................	Assistant Clerk and Chairman
of the Advisory
							Board of The Protector Group
Insurance Agency

John M. Nelson (1).....................	Chairman and Chief Executive
Officer of Wyman-
							Gordan Company

Suryakant M. Patel (1).................	Physician specializing in
internal medicine

William G. Pike (1)....................	Executive Vice President and
Chief Financial
							Officer of Granite State
Bankshares, Inc.


DIRECTORS OF
BAY FINANCE COMPANY, INC.

Arthur J. Remillard, Jr................	President and Chairman of the
Board

Gerald Fels............................	Executive Vice President and
Chief Financial
							Officer

John W. Spillane.......................	Clerk and practicing attorney

Arthur J. Remillard, III...............	Assistant Clerk

Regan P. Remillard.....................	Senior Vice President


DIRECTORS OF
CLARK-PROUT INSURANCE AGENCY, INC.

Arthur J. Remillard, Jr................	President and Chairman of the
Board

Gerald Fels............................	Executive Vice President and
Chief Financial
							Officer

John W. Spillane.......................	Clerk

Arthur J. Remillard, III...............	Assistant Clerk

Elizabeth M. Edwards...................	Vice President


(1) Commerce Holdings, Inc., The Commerce Insurance Company and Citation Insurance Company
    only.

THE COMMERCE GROUP, INC.

Commerce Holdings, Inc.
The Commerce Insurance Company
Western Pioneer Insurance Company
Citation Insurance Company
Bay Finance Company, Inc.
Clark-Prout Insurance Agency, Inc.

OFFICERS OF
THE COMMERCE GROUP, INC.

President, Chief Executive Officer and Chairman of the Board...	Arthur
J. Remillard, Jr.
Executive Vice President and Chief Financial Officer...........	Gerald
Fels
Senior Vice President and Assistant Clerk......................	Arthur
J. Remillard, III
Senior Vice President and General Counsel......................	Regan
P. Remillard
Senior Vice President..........................................	Mary
M. Fontaine
Clerk..........................................................	John
W. Spillane
Treasurer and Chief Accounting Officer.........................
	Randall V. Becker
Assistant Treasurer............................................	Thomas
A. Gaylord
Assistant Vice President.......................................	Robert
E. McKenna

* Officers of Subsidiaries

President, Chief Executive Officer and Chairman of the Board...	Arthur
J. Remillard, Jr.

Executive Vice President and Chief Financial Officer...........	Gerald
Fels

Senior Vice Presidents.........................................	David
H. Cochrane
											Mary
M. Fontaine
											Robert
E. Longo
											Arthur
J. Remillard, III
											Joyce
B. Virostek

Senior Vice President and General Counsel......................	Regan
P. Remillard

Vice Presidents................................................	Peter
J. Dignan

	Elizabeth M. Edwards

	Michael J. Richards

	Angelos Spetseris
											Henry
R. Whittier, Jr.

Assistant Vice Presidents..............Burton C. Aaronson		Ronald
J. Lareau
						   Robert M. Blackmer		Karen
A. Lussier
						   Stephen R. Clark		Donald
G. MacLean
						   Raymond J. DeSantis		Robert
E. McKenna
						   Warren S. Ehrlich		Robert
L. Mooney
						   John V. Kelly
	Kenneth E. Morrison

Treasurer and Chief Accounting Officer.........................
	Randall V. Becker

Assistant Treasurer............................................	Thomas
A. Gaylord

Officers of Western Pioneer Insurance

President and Secretary........................................	Regan
P. Remillard
Chief Financial Officer........................................	Albert
E. Peters
Assistant Vice President.......................................	Robert
M. Keppel
Treasurer and Controller.......................................	Joan
M. Kelly

* Officers often hold positions with several operating subsidiaries.
The titles listed
  represent their primary office as of March 1, 1997.

48
<PAGE




Stockholder Information


Special Meeting in Lieu of the Annual Meeting

A special meeting in lieu of the annual meeting of stockholders will be held at 9:00 a.m. on Friday, May 30, 1997 at the Company's Underwriting Building, 11 Gore Road (Route 16), Webster, MA.

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

Executive Offices

211 Main Street
Webster, MA 01570
(508) 943-9000

Trading of Common Stock

The Company's Common Stock began trading on the NYSE on March 31, 1995 under the symbol "CGI". Prior to that, the Company's Common Stock was traded on Nasdaq under the symbol "COMG".

Independent Accountants

Coopers & Lybrand L.L.P.
One Post Office Square
Boston, MA 02109
(617) 478-5000