Form 10-Q
period 1997-03-31
COMMERCE GROUP INC /MA
filed 1997-05-13
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1997            Commission
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

As of May 1, 1997, the number of shares outstanding of the registrant's common stock (excluding Treasury
Shares) was 36,042,652.

The Commerce Group, Inc.



Table of Contents



                                                 Page No.

Part I - Financial Information
Consolidated Balance Sheets at
    March 31, 1997 (Unaudited) and December 31,
1996........................................................
3

Consolidated Statements of Earnings for the
    Three Months Ended March 31, 1997 and 1996
(Unaudited)..............................................      4

Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 1997 and 1996
(Unaudited)..............................................      5

Notes to Unaudited Consolidated Financial
Statements........................................................
 ...      6

Management's Discussion and
Analysis..........................................................
 ........................      7




Part II - Other Information



Item 6
    Exhibits and Reports on Form 8-
K.................................................................
 ...................     14

Signature.........................................................
 ..................................................................
 ...     14

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)




March 31,    December 31,

1997          1996

(Unaudited)
                                                           ASSETS

   ...............................................................
 ....................................   ...........
    Investments:
      Fixed maturities, at market (cost:  $706,168 in 1997 and
$700,511 in 1996).......................   $  715,431    $
716,702
      Equity securities, at market (cost:  $241,276 in 1997 and
$214,406 in 1996)......................      260,899       233,721
      Mortgage loans on real estate and collateral notes
receivable (less allowance for possible loan
        losses of $2,895 in 1997 and $2,760 in
1996)...................................................
72,586        74,586
      Short-term
investments.......................................................
 ....................      155,102       135,899
      Other
investments.......................................................
 .........................        2,132         2,127
          Total
investments.......................................................
 .....................    1,206,150     1,163,035

    Cash and cash
equivalents.......................................................
 ...................       11,776        28,191
    Accrued investment
income............................................................
 ..............       13,332        12,819
    Premiums receivable (less allowance for doubtful receivables
of $1,456 in 1997 and $1,500 in 1996).      208,241       158,153
    Deferred policy acquisition
costs.............................................................
 .....       99,891        82,968
    Property and equipment, net of accumulated
depreciation............................................
32,755        32,100
    Residual market
receivable........................................................
 .................      204,676       195,213
    Due from
reinsurers........................................................
 ........................       16,970        19,659
    Current income
taxes.............................................................
 ..................        4,032           -
    Other
assets............................................................
 ...........................        8,854         8,216

          Total
assets............................................................
 .....................   $1,806,677    $1,700,354


                                            LIABILITIES AND
STOCKHOLDERS' EQUITY
    Liabilities
      Losses and loss adjustment
expenses..........................................................
 ....   $  652,892    $  649,913
      Unearned
premiums..........................................................
 ......................      439,900       367,991
      Current income
taxes.............................................................
 ................          -             171
      Deferred income
taxes.............................................................
 ...............        3,314         4,223
      Deferred
income............................................................
 ......................        7,613         7,974
      Contingent commissions
accrued...........................................................
 ........       26,606        25,712
      Payable to securities
broker............................................................
 .........       28,137           -
      Other liabilities and accrued
expenses..........................................................
 .       58,339        57,331

          Total
liabilities.......................................................
 .....................    1,216,801     1,113,315


    Stockholders' equity
      Preferred stock, authorized 5,000,000 shares at $1.00 par
value; none issued in 1997 and 1996....          -             -
      Common stock, authorized 100,000,000 shares at $.50 par
value;
        issued and outstanding 38,000,000 shares in 1997 and
1996......................................       19,000
19,000
      Paid-in
capital...........................................................
 .......................       29,621        29,621
      Net unrealized gains on investments, net of income taxes of
$10,110 in 1997 and $12,427 in 1996..       18,776        23,079
      Retained
earnings..........................................................
 ......................      561,166       553,539

	         628,563       625,239
       Treasury stock 1,957,348 shares in 1997 and 1,937,348
shares in 1996 ...........................      (38,687)
(38,200)

          Total stockholders'
equity............................................................
 .......      589,876       587,039

          Total liabilities and stockholders'
equity...................................................
$1,806,677    $1,700,354






The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended March 31, 1997 and 1996
(Thousands of Dollars Except Per Share Data)
(Unaudited)




1997          1996

   ...............................................................
 ...............   ...........
    Revenues
      Earned
premiums..........................................................
 .     $  178,003    $  151,736
      Net investment
income.....................................................
19,694        18,958
      Premium finance
fees......................................................
1,668         4,019
      Net realized investment
losses............................................           (296)
(911)

               Total
revenues...................................................
199,069       173,802

    Expenses
      Losses and loss adjustment
expenses.......................................        135,311
123,122
      Policy acquisition
costs..................................................
43,350        33,316

               Total
expenses...................................................
178,661       156,438


               Earnings before income
taxes.....................................         20,408
17,364

    Income
taxes.............................................................
 ...          3,770         2,771

               NET
EARNINGS.....................................................
$   16,638    $   14,593


               NET EARNINGS PER COMMON
SHARE....................................     $      .46    $
 .40

               CASH DIVIDENDS PAID PER COMMON
SHARE.............................     $      .25    $      .06

               Weighted Average Number of Common Shares
Outstanding.............     36,050,874    36,556,902



























The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1997 and 1996
(Thousands of Dollars)
(Unaudited)


	  1997		  1996
    Cash flows from operating activities:
      Net
earnings..........................................................
 ............            $ 16,638         $ 14,593
      Adjustments to reconcile net earnings to net cash provided by operating activities:
        Premiums
receivable........................................................
 .....             (50,088)         (60,405)
        Deferred policy acquisition
costs...............................................
(16,923)         (19,996)
        Residual market
receivable......................................................
(9,463)           6,404
        Due to/from
reinsurers........................................................
 ..               2,689            1,676
        Losses and loss adjustment
expenses.............................................
2,979           14,703
        Unearned
premiums..........................................................
 .....              71,909           85,447
        Current income
taxes............................................................
(4,203)           4,189
        Deferred income
taxes...........................................................
1,408           (2,750)
        Deferred
income............................................................
 .....                (361)             232
        Contingent
commissions.......................................................
 ...                 894           (2,039)
        Other liabilities and accrued
expenses..........................................
29,145            4,967
        Net realized investment
losses..................................................
296              911
        Other -
net...............................................................
 ......                 427           (1,121)

               Net cash provided by operating
activities................................              45,347
46,811

    Cash flows from investing activities:
      Proceeds from  maturity of fixed
maturities.......................................
13,699           10,723
      Proceeds from sale of fixed
maturities...........................................
4,130           10,304
      Purchase of fixed
maturities.....................................................
(24,422)         (66,838)
      Purchase of equity
securities.....................................................
(40,566)         (40,090)
      Proceeds from sale of equity
securities...........................................
14,386            2,028
      Net (increase) decrease in short-term
investments.................................             (19,203)
30,985
      Payments received on mortgage loans and collateral notes
receivable...............               1,893            1,993
      Mortgage loans and collateral notes
originated....................................
(586)          (2,799)
      Mortgages sold to investors on the secondary
market...............................                  10
-
      Proceeds from sale of real estate acquired by
foreclosures........................                   1
92
      Purchase of property and equipment
 ...............................................
(1,626)            (699)
      Proceeds from sale of property and
equipment......................................
20               84

               Net cash used in investing
activities....................................
(52,264)         (54,217)


    Cash flows from financing activities:
      Dividends paid to
stockholders....................................................
(9,011)          (2,187)
      Purchase of treasury
stock........................................................
(487)          (7,566)

               Net cash used in financing
activities....................................
(9,498)          (9,753)



    Decrease in cash and cash
equivalents...............................................
(16,415)         (17,159)
    Cash and cash equivalents at beginning of
period....................................              28,191
23,836
    Cash and cash equivalents at end of
period..........................................            $
11,776         $  6,677






The accompanying notes are an integral part of these consolidated financial statements.

The Commerce Group, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



 1.	The financial information has been prepared on a basis consistent with the accounting principles reflected in the audited consolidated financial statements for the year ended December 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the Securities and Exchange Commission rules and regulations, although the Company believes the disclosures which have been made are adequate to make the information presented not misleading.

 2.	The information furnished includes all adjustments and accruals consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain 1996 account balances have been reclassified to conform to the current year's presentation.

 3.	The consolidated financial statements should be read in
conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

 4.	Neither the results for the three months ended March 31, 1997 nor comparison with the corresponding three months ended March 31, 1996 should be considered indicative of the results which may be expected for the year ending December 31, 1997.

 5.	In May 1995, the Board of Directors announced that it had approved a stock buyback program of up to 3 million shares.  As of March
31, 1997, 1,957,348 shares of Treasury Stock were purchased under the program, of which 20,000 shares were purchased in 1997.

 6.	Disclosure of supplemental cash flow information:


Three Months Ended

March 31,

1997      1996
      Cash paid during the period for:
         Federal and state income taxes
$ 6,611    $ 1,367
         State premium and related taxes
           of insurance subsidiaries
6,738      6,352

The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended March 31, 1997 compared to three months ended March 31, 1996

Direct premiums written during the first quarter of 1997, increased $2,608,000 or 1.1% to $ 244,128,000, as compared to the same period in 1996. The increase was primarily attributable to a $4,987,000 increase in direct premiums written for Massachusetts personal automobile insurance offset by decreases in other lines of business. The increase in Massachusetts personal automobile direct premiums written resulted primarily from an increase of 4.5% in the number of personal automobile exposures written, offset by a 1.9% decrease in the average personal automobile premium per exposure (each vehicle insured). This was primarily the result of the Company's affinity group marketing programs, safe driver rate deviations and the effect of the 1997 state mandated average rate decrease of 6.2%. In January 1997, the Company was granted, for the 1997 calendar year, approval to offer their customers safe driver deviations of 10%. For drivers who qualify, both group discount and safe driver deviations can be combined for up to a 19% reduction from state mandated rates. Direct premiums written for commercial automobile insurance decreased by $1,666,000 or 11.6%, primarily due to a decrease of approximately 6.0% in the number of policies written and a decrease of approximately 5.4% in the average premium per policy. Direct premiums written for homeowners insurance decreased by $240,000, or 2.3% due primarily to a 1.1% decrease in the average premium per policy, as well as a slight decrease in the number of policies written. Direct premiums written for all other lines decreased $179,000 or 4.7%.

Net premiums written during the first quarter of 1997 increased $13,931,000 or 5.9% as compared to 1996. The increase in net premiums written was primarily due to changes in direct premiums written as described above, as well as to the effects of reinsurance. Of this, written premiums assumed from the Commonwealth Automobile Reinsurers ("C.A.R.") increased $3,196,000, or 11.9% and written premiums ceded to C.A.R. decreased $7,288,000 or 28.7% as compared to the first quarter of 1996, as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance.

Earned premiums increased $26,267,000 or 17.3% during the first quarter of 1997 as compared to the same period in 1996. The increase in earned premiums was primarily due to the increased direct premiums written from affinity group marketing programs during the first half of 1996 and also a result of the changes in direct premiums written and net premiums written as described above. Earned premiums assumed from C.A.R. decreased $212,000 or 1.1% during the first quarter of 1997 compared to the same period in 1996. Earned premiums attributable to Western Pioneer decreased $81,000 to $6,877,000 for the three months ended March 31, 1997, compared to $6,958,000 for the same period in 1996.

Net investment income increased $736,000, or 3.9%, compared to the first quarter of 1996, principally as a result of an increase in average invested assets (at cost) of 5.5% as compared to the first quarter of 1996. Annualized net investment income as a percentage of total average investments was 6.8% for the three months ended March 31, 1997 as compared to 6.9% for the same period in 1996.

The Commerce Group, Inc.

Premium finance fees decreased $2,351,000, or 58.5% during the first quarter of 1997 as compared to the same period in 1996. The decrease was primarily attributable to a change from interest based finance fees to a "late payment" fee based system for personal automobile policies with effective dates of January 1, 1996 and forward. The change was in response to competitive forces that occurred in the Massachusetts marketplace.

Net realized investment losses totaled $296,000 during the first quarter of 1997 as compared to net realized investment losses of $911,000 for the same period in 1996. The realized losses in the first quarter of 1997 were primarily the result of sales of GNMA's, preferred stocks and common stocks offset by realized gains on the sales of tax-exempt bonds.

Losses and loss adjustment expenses ("LAE") incurred as a percentage of insurance premiums earned ("loss ratio") decreased to 75.7% for the first quarter of 1997 as compared to 81.5% for the same period in 1996. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile increased slightly to 67.8% compared to 67.2% in the first quarter of 1996. The commercial automobile pure loss ratio decreased to 48.5% compared to 70.8% during the first quarter of 1996. This decrease was primarily due to better loss experience on business assumed from C.A.R. and better loss development on voluntary business. For homeowners, the pure loss ratio decreased to 60.2% compared to 142.2% during the first quarter of 1996. This decrease was due to milder weather conditions during the first quarter of 1997 as compared to the severe weather experienced during the same period in 1996.

Policy acquisition costs increased by 30.1% during the first quarter of 1997 compared to the same period in 1996. The increase in policy acquisition costs was primarily due to higher volumes of business written and higher expenses as a percentage of net premiums written. As a percentage of net premiums written, underwriting expenses (on a statutory basis) were 24.1% during the first quarter of 1997 as compared to 22.6% for the same period in 1996. This was primarily due to higher agent profit sharing commissions resulting from the lower loss ratio, as well as higher expenses for computer services related to upgrading the Company's computer system. Agents' profit sharing compensation is based in part on the underwriting profits of each agency's business written with the Company.

The Company's effective tax rate was 18.5% for the first three months of 1997 as compared to 16.0% for the same period in 1996. In both years the effective tax rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest income.

Net earnings increased $2,045,000 during the first three months of 1997 as compared to the same period in 1996, as a result of the factors mentioned above.

The Commerce Group, Inc.

Liquidity and Capital Resources

The focus of the discussion of liquidity and capital resources is the Consolidated Balance Sheets on page 3 and the Consolidated Statements of Cash Flows on page 5. Stockholders' equity increased by $2,837,000 or 0.5%, during the first three months of 1997. This increase was the result of net earnings of $16,638,000 offset by the decrease in net unrealized gains, net of income taxes, on fixed maturities and equity securities of $4,303,000, dividends paid to stockholders of $9,011,000, and treasury stock purchased of $487,000. Total assets at March 31, 1997 increased by $106,323,000 or 6.3%, to $1,806,677,000 as compared to total assets of $1,700,354,000 at December 31, 1996. The majority of this growth was reflected in an increase in invested assets of $43,115,000 or 3.7%, $50,088,000, or 31.7% in premiums receivable,
$16,923,000, or 20.4% in deferred policy acquisition costs, offset by a decrease in all other assets of $3,803,000. The increase in premiums receivable was primarily attributable to the seasonality of the policy effective dates of the Company's business, as well as the increase in personal automobile business and the elimination of premium finance fees. The increase in deferred acquisition costs was attributable to the increase in personal automobile business and factors described previously.

As of March 31, 1997, the market value of the Company's fixed maturity portfolio exceeded its book value by $9,263,000 ($6,021,000 after taxes, or $0.17 per share). At December 31, 1996 the market value of the Company's fixed maturity portfolio exceeded its book value by $16,191,000 ($10,524,000 after taxes, or $0.29 per share). The decrease in unrealized gain on fixed maturities resulted primarily from an increase in interest rates which adversely impacted market values.

The Company's liabilities totalled $1,216,801,000, at March 31, 1997 as compared to $1,113,315,000 at December 31, 1996. The $103,486,000 or
9.3% increase was comprised of a $2,979,000 or 0.5% increase in losses and loss adjustment expenses, an increase of $71,909,000 or 19.5% in unearned premiums, and a $28,598,000 or 30.0% increase in all other liabilities. These changes primarily resulted from the seasonality of the policy effective dates, as well as the increase in personal automobile direct premiums written, as previously mentioned, combined with the effect of the mild weather experienced during the first three months of 1997 on losses and loss adjustment expenses.

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments as reflected in the Consolidated Statements of Cash Flows on page 5. In response to the changing competitive forces in the marketplace, the Company eliminated interest based premium finance fees for both new and renewal personal automobile insurance policies with effective dates on or after January 1, 1996 and replaced it with a "late payment" fee based system. The impact of this change through the first quarter of 1997 has resulted in a 58.5% decrease in combined premium finance fees and late payment fees as compared to the same period in 1996.

The Commerce Group, Inc.

The Company's operating activities provided net cash of $45,346,000 in the first three months of 1997 as compared to $46,811,000 in 1996.
These cash flows were primarily impacted by the Company's premium writings attributable to the affinity group marketing programs mentioned previously, and lower loss payments due to milder weather conditions.

The net cash flows used in investing activities were primarily the result of purchases of fixed maturities, equity securities and the net increase in short-term investments offset by proceeds from the sale and maturity of fixed maturities. Investing activities were funded by accumulated cash and cash provided by operating activities during 1997 and 1996.

Cash flows used in financing activities totaled $9,498,000 during the first three months of 1997 compared to $9,753,000 during the same period in 1996. This is due to dividends paid to stockholders of $0.25 per share in 1997 ($0.06 per share in 1996) and the purchase of Treasury Stock under the Company's stock buyback program of 20,000 shares for $487,000 during the first three months of 1997 compared to 380,315 shares for $7,566,000 during the same period in 1996.

The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. At March 31, 1997, the Company held cash and cash equivalents of approximately $11,776,000. These funds, coupled with short-term investments, provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company relies upon dividends from its subsidiaries for its cash requirements. Every Massachusetts domestic insurance company seeking to make any dividend or other distributions to its stockholders must file a report with the Massachusetts Commissioner of Insurance ("Commissioner"). An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts domestic insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 1997.

In February 1997, the Company entered into an agreement to invest
$125,000,000 through Salomon Brothers Asset Management, Inc. The Company intends to purchase short-term securities via this arrangement until such time that the Company believes longer term investments are appropriate.

The Commerce Group, Inc.

Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns and matching of asset and liability cash flows, to optimize tax planning and to realize gains. This practice will continue in the future.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net written premiums to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's statutory premiums to surplus ratio was 1.73 to 1.00 and 1.62 to 1.00 for the twelve months ended March 31, 1997 and 1996, respectively.



Recent Significant Events

Although the Company is not actively pursuing acquisitions, in an effort to enhance future growth potential, the Company continues to monitor acquisition opportunities consistent with a long term growth strategy to expand outside Massachusetts through acquisitions of smaller automobile insurance companies that are in need of capital, have established management in place and present significant growth opportunities in their market areas.

In January 1997, the Massachusetts Commissioner of Insurance approved an average 6.2% decrease in personal automobile premiums for 1997. The 1997 decrease was partially driven by corrections to an industry error impacting prior year rate decisions. The industry error resulted from a miscalculation of industry expense allowances that had the effect of overstating rates for 1991 through 1996. Rates for 1997 include an adjustment to recoup this error from the industry equal to 40% of the error with 40% reducing 1998 rates and 20% reducing 1999 rates.

Additionally, 1997 rates were decreased as a result of the reconciliation of the Safe Driver Insurance Plan ("SDIP") which is designed to be revenue neutral. In most recent years, the SDIP reconciliation resulted in a deficit which was then added into the rates for the subsequent years. The 1996 SDIP reconciliation, however, resulted in a surplus. Fifty percent of this surplus is being used to decrease rates in both 1997 and 1998.

The Company performed an analysis of the rate decision and has estimated the impact of the above two items on its results assuming its market share remains the same as it was at the end of 1996. The earned premium impact is estimated to be approximately $15.3 million for 1997, $23.0 million for 1998 and $13.5 million for 1999. The earnings per share after-tax impact resulting from the lower earned premiums for 1997, 1998 and 1999 is estimated to be $0.28, $0.41 and $0.23, respectively. If the Company's future market share increases (decreases), a larger (smaller) financial impact would result.

The Commerce Group, Inc.

Please note that statements in this Form 10-Q concerning future premium writings and profit levels look forward in time and involve risks and uncertainties that may affect the Company's actual results of operations. Actual results may differ materially from those set forth in the forward looking statements.

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

In addition, the Massachusetts Association of Insurance Agents ("MAIA") has also filed a suit with the Massachusetts Supreme Judicial Court with respect to the Commissioner's ruling on 1997 commissions. The Commissioner ruled that agents' commissions on the 1997 premiums, subject to safe driver deviations, will be based on the discounted net premium amounts. The 1996 commissions were based on premiums that were "grossed-up" for safe driver deviations. The Commissioner's ruling will result in agents receiving fewer commission dollars on a per policy basis. The Company is unable to predict the possible outcome of this suit at this time.

In January 1997, the Company was notified that its application for a license in the state of Vermont was approved. Applications for licenses in the states of Maine and New Hampshire remain pending. Prior to this, the Company was granted licenses in the states of Connecticut and Rhode Island. The Company is currently gearing its internal operating systems to accommodate multiple state operation. The Company expects these systems to be in place during the later part of 1997 to early 1998. Therefore, the Company does not expect to begin writing insurance in those states until that time.

The Commerce Group, Inc.

The Company began a stock buyback program during the second quarter of 1995. The program, which was approved by the Board of Directors on May 19, 1995, authorizes the Company to purchase up to 3 million shares of Treasury Stock. Since the inception of the program through March 31, 1997, the Company has purchased 1,957,348 shares of Treasury Stock, of which 20,000 shares were purchased during the first three months of 1997. Additionally, the Company's Employee Stock Ownership Plan has purchased more than 546,000 shares in open market transactions since the buyback program was announced, of which 108,400 shares were purchased during the first three months of 1997 for $2,740,741.

On March 20, 1997, the Company paid a quarterly dividend of $0.25 to stockholders of record as of March 4, 1997. The Company had previously increased its quarterly dividend to stockholders from $0.06 to $0.25 during the second quarter of 1996.


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


(a)  Form 8-K - none filed during the first quarter of 1997.
















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


(a)  Form 8-K - none filed during the first quarter of 1997.
















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