Form 10-Q
period 1997-06-30
COMMERCE GROUP INC /MA
filed 1997-08-13
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended June 30, 1997            Commission File Number 0-
16882



       THE COMMERCE GROUP, INC

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

As of August 1, 1997, the number of shares outstanding of the registrant's common stock (excluding Treasury Shares) was
   36,042,652


Page 1 of 20
<page




The Commerce Group, Inc.



Table of Contents


                                                    Page No.

Part I - Financial Information
Consolidated Balance Sheets at
    June 30, 1997  (Unaudited) and December 31,
1996.....................................................        3

Consolidated Statements of Earnings for the
    Three and Six Months Ended June 30, 1997 and 1996 (Unaudited)
 .................................        4

Consolidated Statements of Cash Flows for the
    Six Months Ended June 30, 1997 and 1996
(Unaudited)...............................................        5

Notes to Unaudited Consolidated Financial
Statements..................................................       6

Management's Discussion and
Analysis................................................................
 ................       7




Part II - Other Information


Item 4
    Results of Votes of Security
Holders.................................................................
 ...............      19


Item 6
    Exhibits and Reports on Form 8-
K.......................................................................
 ...........      20

Signature
 ........................................................................
 ...................................................      20



- 2 -
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)


June 30,     December 31,

1997          1996

(Unaudited)
                                                           ASSETS
    Investments:
      Fixed maturities, at market (cost:  $667,706 in 1997 and $700,511
in 1996).......................   $  685,229    $  716,702
      Equity securities, at market (cost:  $264,746 in 1997 and $214,406
in 1996)......................      291,582       233,721
      Mortgage loans on real estate and collateral notes receivable
(less allowance for possible loan
        losses of $2,892 in 1997 and $2,760 in
1996)...................................................       71,818
74,586
      Short-term
investments.............................................................
 ..............       74,928           -
      Cash and cash
equivalents.............................................................
 ...........       54,892       140,535
      Other
investments.............................................................
 ...................        2,032         2,127
          Total
investments.............................................................
 ...............    1,180,481     1,167,671

    Accrued investment
income..................................................................
 ........       12,024        12,819
    Premiums receivable (less allowance for doubtful receivables of
$1,454 in 1997 and $1,500 in 1996).      211,222       157,835
    Deferred policy acquisition
costs..................................................................
94,326        82,968
    Property and equipment, net of accumulated
depreciation............................................       34,006
32,100
    Residual market
receivable..............................................................
 ...........      193,564       195,213
    Due from
reinsurers..............................................................
 ..................       16,703        19,659
    Current income
taxes...................................................................
 ............        2,621           -
    Other
assets..................................................................
 .....................       10,587         8,534

          Total
assets..................................................................
 ...............   $1,755,534    $1,676,799


                                            LIABILITIES AND
STOCKHOLDERS' EQUITY
    Liabilities
      Losses and loss adjustment
expenses..............................................................
$  657,587    $  649,913
      Unearned
premiums................................................................
 ................      426,412       367,991
      Current income
taxes...................................................................
 ..........          -             171
      Deferred income
taxes...................................................................
 .........        9,155         4,223
      Deferred
income..................................................................
 ................        7,731         7,974
      Contingent commissions
accrued.................................................................
 ..       11,692        25,712
      Payable to securities
broker..................................................................
 ...        1,556           -
      Other liabilities and accrued
expenses...........................................................
30,868        33,776

          Total
liabilities.............................................................
 ...............    1,145,001     1,089,760


    Stockholders' equity
      Preferred stock, authorized 5,000,000 shares at $1.00 par value;
none issued in 1997 and 1996....          -             -
      Common stock, authorized 100,000,000 shares at $.50 par value;
        issued and outstanding 38,000,000 shares in 1997 and
1996......................................       19,000        19,000
      Paid-in
capital.................................................................
 .................       29,621        29,621
      Net unrealized gains on investments, net of income taxes of
$15,526 in 1997 and $12,427 in 1996..       28,833        23,079
      Retained
earnings................................................................
 ................      571,766       553,539

649,220       625,239
       Treasury stock 1,957,348 shares in 1997 and 1,937,348 shares in
1996 ...........................      (38,687)      (38,200)

          Total stockholders'
equity..................................................................
 .      610,533       587,039

          Total liabilities and stockholders'
equity...................................................   $1,755,534
$1,676,799






The accompanying notes are an integral part of these consolidated financial statements.

- 3 -
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Six Months Ended June 30, 1997 and 1996
(Thousands of Dollars Except Per Share Data)
(Unaudited)


Three Months Ended               Six Months Ended

June 30,                       June 30,


1997          1996              1997          1996
    Revenues
      Earned premiums ................................................
$  182,125    $  165,533        $  360,128    $  317,269
      Net investment income...........................................
19,492        19,472            39,186        38,430
      Premium finance fees............................................
1,728         2,265             3,396         6,284
      Net realized investment gains (losses)..........................
2,216          (822)            1,920        (1,733)

               Total revenues.........................................
205,561       186,448           404,630       360,250

    Expenses
      Losses and loss adjustment expenses.............................
136,485       122,402           271,796       245,524
      Policy acquisition costs........................................
44,270        44,165            87,620        77,481


               Total expenses.........................................
180,755       166,567           359,416       323,005



               Earnings before income taxes...........................
24,806        19,881            45,214        37,245

    Income taxes......................................................
4,835         3,616             8,605         6,387

               NET EARNINGS...........................................
$   19,971    $   16,265        $   36,609    $   30,858


               NET EARNINGS PER COMMON SHARE..........................
$      .56    $      .45        $     1.02    $      .85

               CASH DIVIDENDS PAID PER COMMON SHARE...................
$      .26    $      .25        $      .51    $      .31

               WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...
36,042,652    36,346,559        36,046,740    36,451,730





















The accompanying notes are an integral part of these consolidated financial statements.


- 4 -
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1997 and 1996
(Thousands of Dollars)
(Unaudited)

1997		  1996
    Cash flows from operating activities:
      Net
earnings................................................................
 ......            $ 36,609         $ 30,858
      Adjustments to reconcile net earnings to net cash provided by operating activities:
        Premiums
receivable.............................................................
(53,387)         (61,164)
        Deferred policy acquisition
costs...............................................
(11,358)         (21,675)
        Residual market
receivable......................................................
1,649            9,069
        Due to/from
reinsurers..........................................................
2,956            2,752
        Losses and loss adjustment
expenses.............................................
7,674           27,241
        Unearned
premiums...............................................................
58,421           84,076
        Current income
taxes............................................................
(2,792)           2,368
        Deferred income
taxes...........................................................
1,833           (1,314)
        Deferred
income.................................................................
(243)             594
        Contingent
commissions..........................................................
(14,020)         (15,777)
        Other liabilities and accrued
expenses..........................................              (1,352)
(2,993)
        Net realized investment (gains)
losses..........................................              (1,920)
1,733
        Other -
net.....................................................................
1,411            2,718

               Net cash provided by operating
activities................................              25,481
58,486

    Cash flows from investing activities:
      Proceeds from  maturity of fixed
maturities.......................................              78,201
74,228
      Proceeds from sale of fixed
maturities...........................................
39,094           26,590
      Purchase of fixed
maturities......................................................
(84,783)        (126,120)
      Purchase of equity
securities.....................................................
(94,647)         (48,387)
      Proceeds from sale of equity
securities...........................................
46,502            2,028
      Net increase in short-term
investments............................................
(74,928)             -
      Payments received on mortgage loans and collateral notes
receivable...............               4,796            4,728
      Mortgage loans and collateral notes
originated....................................              (2,773)
(4,819)
      Mortgages sold to investors on the secondary
market...............................                  11              -
      Proceeds from sale of real estate acquired by
foreclosures........................                 167
92
      Purchase of property and equipment
 ...............................................              (3,915)
(1,420)
      Proceeds from sale of property and
equipment......................................                  20
107

               Net cash used in investing
activities....................................             (92,255)
(72,973)


    Cash flows from financing activities:
      Dividends paid to
stockholders....................................................
(18,382)         (11,272)
      Purchase of treasury
stock........................................................
(487)          (7,895)

               Net cash used in financing
activities....................................             (18,869)
(19,167)



    Decrease in cash and cash
equivalents...............................................
(85,643)         (33,654)
    Cash and cash equivalents at beginning of
period....................................             140,535
52,718
    Cash and cash equivalents at end of
period..........................................            $ 54,892
$ 19,064






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

 4.	The consolidated financial statements should be read in
conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

 5.	Neither the results for the six months ended June 30, 1997 nor comparison with the corresponding six months ended June 30, 1996 should be considered indicative of the results which may be expected for the year ending December 31, 1997.

 6.	In May 1995, the Board of Directors announced that it had approved a stock buyback program of up to 3 million shares. As of June 30, 1997, 1,957,348 shares of Treasury Stock were purchased under the program, of which 20,000 shares were purchased in 1997.

 7.	In May 1997 the Board of Directors voted to increase its quarterly stockholder dividend from $0.25 per share to $0.26 per share.

 8.	Disclosure of supplemental cash flow information:

Six Months Ended

June 30,

1997      1996
      Cash paid during the period for:
         Federal and state income taxes
$ 9,622    $ 1,367
         State premium and related taxes
           of insurance subsidiaries
13,433      6,352



- 6 -
<page


The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended June 30, 1997 compared to three months ended June 30, 1996



Direct premiums written during the second quarter of 1997, increased $15,582,000 or 9.1% to $186,339,000, as compared to the same period in 1996. The increase was primarily attributable to a $15,423,000, or 11.2% increase in direct premiums written for Massachusetts personal automobile insurance and an increase of $403,000 which was derived from the Company's California subsidiary, Western Pioneer Insurance Company, ("Western Pioneer"). The increase in Massachusetts personal automobile direct premiums written resulted primarily from an increase of 13.9% in the number of personal automobile exposures written, offset by a 2.2% decrease in the average personal automobile premium per exposure (each vehicle insured). The decrease was primarily the result of the Company's affinity group marketing programs, safe driver rate deviations and the effect of the 1997 state mandated average rate decrease of 6.2%. In March 1997, the Company was granted, for the 1997 calendar year, approval to offer its customers safe driver deviations of 10%.
Companies must re-apply annually, after the state sets rates, to offer safe driver deviations. For drivers who qualify, both group discount and safe driver deviations can be combined for up to a 19% reduction from state mandated rates. Direct premiums written for commercial automobile insurance decreased by $555,000 or 6.0%. Direct premiums written for homeowners insurance increased by $310,000, or 2.3% due primarily to a 4.3% increase in the number of policies written, offset by a 1.8% decrease in the average premium per policy.

Net premiums written during the second quarter of 1997 increased $5,434,000 or 3.3% as compared to 1996. The increase in net premiums written was primarily due to changes in direct premiums written as described above, as well as to the effects of reinsurance. Written premiums assumed from the Commonwealth Automobile Reinsurers ("C.A.R.") decreased $13,225,000, or 55.8% and written premiums ceded to C.A.R. decreased $3,671,000 or 16.1% as compared to the second quarter of 1996, as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance.

Earned premiums increased $16,592,000, or 10.0% during the second quarter of 1997 as compared to the same period in 1996. The increase in earned premiums was primarily due to the increased direct premiums written from affinity group marketing programs during the second half of 1996 and the first half of 1997, and also a result of the changes in direct premiums written and net premiums written as described above. Earned premiums assumed from C.A.R. decreased $1,667,000 or 6.6% and earned premiums ceded to C.A.R. decreased $2,946,000, or 14.5% as compared to the second quarter of 1996. Direct premiums earned for Massachusetts personal automobile insurance increased $16,759,000, or 12.5% compared to the same period in 1996. Commercial automobile insurance direct premiums earned decreased $1,063,000, or 10.1%, and homeowners direct premiums earned increased $414,000, or 3.3%, as compared to the second quarter of 1996. Earned premiums attributable to Western Pioneer increased $148,000 to $7,109,000 for the three months ended June 30, 1997, compared to $6,961,000 for the same period in 1996.

- 7 -
<page


The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)


Net investment income increased $20,000, or 0.1%, compared to the second quarter of 1996 versus a 6.8% increase in average invested assets for the period. This slight increase was the result of a change in the Company's investment strategy. The Company is seeking greater flexibility to provide for enhanced potential future capital appreciation. The Company's strategy is to acquire equity investments, including potential acquisitions, which forego current investment yield in favor of potential higher yielding capital appreciation in the future. As a result, the Company is carrying approximately $111 million in additional cash and short-term investments which yield lower returns than its current long-term investment portfolio.

Premium finance fees decreased $537,000, or 23.7% during the second quarter of 1997 as compared to the same period in 1996. The decrease was primarily attributable to a change from interest based finance fees to a "late payment" fee based system for personal automobile policies with effective dates of January 1, 1996 and forward. The change was in response to competitive forces that occurred in the Massachusetts marketplace. The Company is contemplating instituting a billing statement fee for new and renewal policies with effective dates beginning in 1998, although no formal filing has been made.

Net realized investment gains totaled $2,216,000 during the second quarter of 1997 as compared to net realized investment losses of $822,000 for the same period in 1996. The realized gains in the second quarter of 1997 were primarily the result of sales of preferred stocks and common stocks.

Losses and loss adjustment expenses ("LAE") incurred as a percentage of insurance premiums earned ("loss ratio") increased to 75.1% for the second quarter of 1997 as compared to 73.9% for the same period in 1996. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile decreased to 65.9% compared to 66.6% in the second quarter of 1996. Although the overall pure loss ratio remained fairly consistent, the collision loss ratio increased substantially during the second quarter primarily as a result of the severe April 1, 1997 snowstorm. The mix of the Company's private passenger automobile coverage continued to show a higher rate of increase in physical damage coverages as compared to the increases in liability coverage. Additionally, in 1997 the severity of the collision claims increased over the same period of last year as a result of inflationary pressures on repair costs and a decrease in average salvage values. The impact in the physical damage area was offset however by improved frequency and severity in the private passenger automobile casualty area. The commercial automobile pure loss ratio increased to 58.3% compared to 51.5% during the second quarter of 1996. This increase was primarily due to a higher loss ratio on voluntary business, offset by better loss experience on business assumed from C.A.R. For homeowners, the pure loss ratio decreased to 62.3% compared to 92.9% during the second quarter of 1996. This decrease was due to more normal weather conditions during the second quarter of 1997 as compared to the severe weather experienced during the same period in 1996.




- 8 -
<page


The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)


Policy acquisition costs increased by 0.2% during the second quarter of 1997 compared to the same period in 1996. As a percentage of net premiums written, underwriting expenses (on a statutory basis) were 22.7% during the second quarter of 1997 as compared to 27.6% for the same period in 1996. This decrease was primarily due to lower agent profit sharing commissions resulting from higher loss ratios, as well as the impact of higher 1996 second quarter commissions which resulted from a 1996 ruling by Massachusetts regulators requiring companies to pay agent commissions on safe driver rate deviations. The 1996 impact of this decision resulted in additional expense of $3.4 million. Agents' profit sharing compensation is based primarily on the underwriting profits of each agency's business written with the Company.

The Company's effective tax rate was 19.5% for the second three months of 1997 as compared to 18.2% for the same period in 1996. In both years the effective tax rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest income.

Net earnings increased $3,706,000 during the second three months of 1997 as compared to the same period in 1996, as a result of the factors mentioned above.

The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Six months ended June 30, 1997 compared to six months ended June 30, 1996

Direct premiums written during the first six months of 1997, increased $18,190,000 or 4.4% to $430,467,000, as compared to the same period in 1996. The increase was primarily attributable to a $20,410,000 or 6.0% increase in direct premiums written for Massachusetts personal automobile insurance and an increase of $109,000 which was derived from Western Pioneer. The increase in Massachusetts personal automobile direct premiums written resulted primarily from an increase of 8.0% in the number of personal automobile exposures written, offset by a 1.8% decrease in the average personal automobile premium per exposure (each vehicle insured). The decrease was primarily the result of the Company's affinity group marketing programs, safe driver rate deviations and the effect of the 1997 state mandated rate decrease of 6.2%. In March 1997, the Company was granted approval to offer its customers safe driver deviations of 10%. Companies must re-apply annually, after the state sets rates, to offer safe driver deviations. For drivers who qualify, both group discount and safe driver deviations can be combined for up to a 19% reduction from state mandated rates. Direct premiums written for commercial automobile insurance decreased by $2,221,000, or 9.4%, due primarily to a 8.5% decrease in the number of policies written, as well as a 0.9% decrease in the average commercial automobile premium per policy. Direct premiums written for homeowners insurance increased by $70,000 or 0.3% due primarily to a 2.1% increase in the number of policies written, offset by a 1.5% decrease in the average premium per policy. Direct premiums written for all other lines decreased $178,000, or 2.2%.

Net premiums written during the first six months of 1997 increased $19,365,000 or 4.8% as compared to 1996. The increase in net premiums written was primarily due to changes in direct premiums written as described above as well as to the effects of reinsurance. Written premiums assumed from C.A.R. decreased $10,029,000 or 19.8% and written premiums ceded to C.A.R. decreased $10,959,000 or 22.7% as compared to the first six months of 1996, as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance.

Earned premiums increased $42,859,000, or 13.5% during the first six months of 1997 as compared to the same period in 1996. The increase in earned premiums was due to changes in direct premiums written and net premiums written as described above. Earned premiums assumed from C.A.R. decreased $1,889,000, or 4.2% and earned premiums ceded to C.A.R. decreased $5,665,000, or 13.9% during the first six months of 1997 compared to the same period in 1996. Direct premiums earned for Massachusetts personal automobile insurance increased $37,302,000, or 14.2% compared to the same period in 1996. Commercial automobile direct premiums earned decreased $2,260,000, or 10.5%, and homeowners direct premiums earned increased $777,000, or 3.1%, as compared to the first six months of 1996. Earned premiums attributable to Western Pioneer increased $67,000 to $13,986,000 for the six months ended June 30, 1997, compared to $13,919,000 for the same period in 1996.



- 10 -
<page


The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)


Net investment income increased $756,000, or 2.0%, compared to the first six months of 1996 versus a 6.1% increase in average invested assets for the period. This modest increase was primarily the result of a change in the Company's investment strategy. The Company is seeking greater flexibility to provide for enhanced potential future capital appreciation. The Company's strategy is to acquire equity investments, including potential acquisitions, which forego current investment yield in favor of potential higher yielding capital appreciation in the future. As a result, the Company is carrying approximately $111 million in additional cash and short-term investments which yield lower returns than its current long-term investment portfolio.

Premium finance fees decreased $2,888,000, or 46.0% during the first six months of 1997 as compared to the same period in 1996. The decrease was primarily attributable to a change from interest based finance fees to a "late payment" fee based system for personal automobile policies with effective dates of January 1, 1996 and forward. The change was in response to competitive forces that occurred in the Massachusetts marketplace. The Company is comtemplating instituting a billing statement fee for new and renewal policies with effective dates beginning in 1998, although no formal filing has been made.

Net realized investment gains totaled $1,920,000 during the first six months of 1997 as compared to net realized investment losses of $1,733,000 for the same period in 1996. The realized gains in the first six months of 1997 were primarily the result of sales of preferred stocks and common stocks.

The loss ratio decreased to 75.4% for the first six months of 1997 as compared to 77.5% for the same period in 1996. The pure loss ratio on personal automobile decreased slightly to 66.9% compared to 67.0% in 1996. Similar to the three month period, the collision loss ratio has worsened for the first six months of 1997 compared to 1996 as a result of the following factors: an approximate 4.0% decrease in the average premium collision rate per exposure; an increase in severity; and, an increase in the mix of coverages such that more of the Company's insureds are carrying collision coverage. The overall private passenger automobile loss ratio remained fairly stable, however, because the worse loss ratios in the physical damage area were offset by better loss experience in the bodily injury area. The commercial automobile pure loss ratio decreased to 52.8% compared to 61.0% during the first six months of 1996. This decrease was primarily due to better loss experience on voluntary business, as well as better loss experience on business assumed from C.A.R. For homeowners, the pure loss ratio decreased to 61.3% compared to 136.6% during the first six months of 1996. This decrease was due to more normal weather during the first half of 1997 as compared to severe weather during the same period in 1996.


- 11 -
<page


The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)


Policy acquisition costs increased by 13.1% during the first six months of 1997 compared to the same period in 1996. The increase in policy acquisition costs was primarily due to higher volumes of business written during the first six months of 1997 and fewer acquisition costs being deferred as compared to 1996. This was due to a higher rate of growth in 1996 primarily from affinity groups. As a percentage of net premiums written, underwriting expenses (on a statutory basis) were 23.5% during the first six months as compared to 24.7% for the same period in 1996. The decrease in this percentage was primarily attributable to lower commission rates which were partially offset by higher expenses for computer services related to upgrading the Company's computer systems.

The Company's effective tax rate was 19.0% for the first six months of 1997 as compared to 17.1% for the same period in 1996. In both years the effective tax rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest income.

Net earnings increased $5,751,000 during the first six months of 1997 as compared to the same period in 1996, as a result of the factors mentioned above.


Liquidity and Capital Resources

The focus of the discussion of liquidity and capital resources is the Consolidated Balance Sheets on page 3 and the Consolidated Statements of Cash Flows on page 5. Stockholders' equity increased by $23,494,000 or 4.0%, during the first six months of 1997. This increase was the result of net earnings of $36,609,000 and by the increase in net unrealized gains, net of income taxes, on fixed maturities and equity securities of $5,754,000, offset by dividends paid to stockholders of $18,382,000, and treasury stock purchased of $487,000. Total assets at June 30, 1997 increased by $78,735,000 or 4.7%, to $1,755,534,000 as compared to total assets of $1,676,799 at December 31, 1996. The majority of this growth was reflected in an increase in invested assets of $ 12,810,000 or 1.1%, $52,751,000 or 33.3% in premiums receivable, $11,358,000, or 13.7% in deferred policy acquisition costs, and an increase in all other assets of $1,816,000. The increase in premiums receivable was primarily attributable to the seasonality of the policy effective dates of the Company's business, as well as the increase in personal automobile business and the elimination of premium finance fees. The increase in deferred acquisition costs was attributable to the increase in personal automobile business and factors described previously.





- 12 -
<page


The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)


As of June 30, 1997, the market value of the Company's fixed maturity portfolio exceeded its book value by $17,523,000 ($11,390,000 after taxes, or $0.32 per share). At December 31, 1996 the market value of the Company's fixed maturity portfolio exceeded its book value by $16,191,000 ($10,524,000 after taxes, or $0.29 per share). The slight increase in unrealized gain on fixed maturities resulted primarily from the prevailing conditions in the bond market caused by the benign interest-rate environment and to a change in the Company's investment strategy. The Company's strategy is to acquire equity investments, including potential acquisitions, which forego current investment yield in favor of future potentially higher yielding capital appreciation.
As a result, the Company is carrying approximately $111 million in additional cash and short-term investments which yield lower returns than its current long-term investment portfolio.

The Company's liabilities totalled $1,145,001,000, at June 30, 1997 as compared to $1,089,760,000 at December 31, 1996. The $55,241,000 or
5.1% increase was comprised of a $7,674,000 or 1.2% increase in losses and loss adjustment expenses, an increase of $58,421,000 or 15.9% in unearned premiums, offset by a $10,852,000 or 15.1% decrease in all other liabilities. The change in unearned premiums primarily resulted from the increase in personal automobile direct premiums written, as previously mentioned. The small increase in unpaid losses was primarily a result of more normal weather experienced during the first six months of 1997 compared to the same period last year.

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments as reflected in the Consolidated Statements of Cash Flows on page 5. In response to the changing competitive forces in the marketplace, the Company eliminated interest based premium finance fees for both new and renewal personal automobile insurance policies with effective dates on or after January 1, 1996 and replaced it with a "late payment" fee based system. The impact of this change through the second quarter of 1997 has resulted in a 46.0% decrease in combined premium finance fees and late payment fees as compared to the same period in 1996. The elimination of interest based fees had the impact of increasing premium receivables. The Company is contemplating instituting a billing statement fee for policies effective in 1998 for customers who pay their premium in installments versus in total at the beginning of the policy term.











- 13 -
<page


The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

The Company's operating activities provided net cash of $25,481,000 in the first six months of 1997 as compared to $58,486,000 in 1996. These cash flows were primarily impacted by the Company's premium writings attributable to the affinity group marketing programs mentioned previously, and higher loss payments. Premiums collected increased approximately 8.0% during the first six months which were more than offset by an increase in total voluntary loss payments of approximately 14.8%. Loss payments in the personal automobile lines of business were approximately 25.8% higher and were offset by a decrease in payments for other than automobile lines of business of approximately $10,000,000 compared to the prior year. The decrease in other than automobile loss payments was primarily the result of more normal weather in 1997 versus the severe weather experienced in 1996. The increase in automobile loss payments was attributable primarily to two factors: increased payments for collision coverages (as previously explained) and increased payments for bodily injury claims. Bodily injury payments were higher primarily due to increased business writings coupled with initiatives in the claims department to accelerate the claims settlement process in an effort to reduce the overall cost of bodily injury claims in the long run as well as to reduce the overall number of open bodily injury claims.

The net cash flows used in investing activities were primarily the result of purchases of fixed maturities, equity securities and the net increase in short-term investments offset by proceeds from the sale and maturity of fixed maturities and equity securities. Investing activities were funded by accumulated cash and cash provided by operating activities during 1997 and 1996.

Cash flows used in financing activities totaled $18,869,000 during the first six months of 1997 compared to $19,167,000 during the same period in 1996. This is due to dividends paid to stockholders of $18,382,000 in 1997 ($11,272,000 in 1996) and the purchase of Treasury Stock under the Company's stock buyback program of 20,000 shares for $487,000 during the first six months of 1997 compared to 397,115 shares for $7,895,000 during the same period in 1996.














- 14 -
<page


The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)


The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. At June 30, 1997, the Company held cash and cash equivalents of approximately $54,892,000. These funds, coupled with short-term investments, provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company relies upon dividends from its subsidiaries for its cash requirements. Every Massachusetts domestic insurance company seeking to make any dividend or other distributions to its stockholders must file a report with the Massachusetts Commissioner of Insurance ("Commissioner"). An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts domestic insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 1997.

In February 1997, the Company entered into an agreement to invest
$125,000,000 through Salomon Brothers Asset Management, Inc. The Company intends to purchase short-term securities via this arrangement until such time that the Company believes longer term investments are appropriate. In April 1997, the Company began purchasing Commercial Paper via this arrangement. At June 30, 1997, the Company held
$74,928,000 in Commercial Paper.

Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns and matching of asset and liability cash flows, to optimize tax planning and to realize gains. This practice will continue in the future.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net written premiums to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's statutory premiums to surplus ratio was 1.61 to 1.00 and 1.62 to 1.00 for the twelve months ended June 30, 1997 and 1996, respectively.











- 15 -
<page


The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)


The Company has established the Team 2000 and Century Change projects which are corporate-wide efforts to prepare the Company's systems for the next millenium. Team 2000 and Century Change will particularly address the Company's computer systems and applications that support the
Company's primary insurance line:   private passenger automobile in the
state of Massachusetts. The Company expects to incur internal staff costs as well as consulting expenses to prepare the systems for the year 2000. Administration, programming, testing and implementation of system applications related to Century Change are expected to cost $5,000,000 to $7,000,000 over the next 24 months. The majority of the Century Change effort will represent a redeployment of existing internal technical resources. Upon completion of the Century Change project, the Company expects to focus its efforts on the Team 2000 project which will eventually replace the Company's existing internal computer systems for Massachusetts business utilizing software purchased from Policy Management Services Corporation, Inc. ("PMSC"). Costs to date for the Team 2000 effort are approximately $20,000,000 ($9,500,000 of which relate to 1997). Total Team 2000 project costs over the next 5 to 7 years have been estimated at over $40,000,000 including funds expended to date.


Recent Significant Events

In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This statement is effective for financial statements issued for periods ending after December 15, 1997, (including interim periods) with earlier application not permitted. The statement specifies the computation, presentation and disclosure requirements for earnings per share. The Company believes that the adoption of this statement will not have a material impact on the Consolidated Financial Statements.

The Company continues to monitor acquisition opportunities consistent with a long term growth strategy to expand outside Massachusetts through acquisitions of smaller automobile insurance companies that are in need of capital, have established management in place and present significant growth opportunities in their market areas.

In June 1997, the Massachusetts Supreme Judicial Court upheld an earlier ruling by the Commissioner to prospectively decrease future rates for the miscalculation of the industry expense allowance. The suit filed by the Automobile Insurers Bureau of Massachusetts ("AIB") claimed that, according to statute, there was a prohibition against retroactive rate making in Massachusetts which effectively barred the examination of past year's data once all involved parties had agreed to the rate decision.


- 16 -
<page


The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)


Also, in June 1997, the Massachusetts Supreme Judicial Court rejected, on technical grounds, a suit filed by an insurer who alleged that the prospective nature of the rate reduction would have had an unfair adverse impact on it. This was due to the fact that the company filing suit believed it should not have been adversely impacted solely because its market share was greater now than during those years in which the errors occurred.

In July 1997, The Massachusetts Supreme Judicial Court upheld an earlier ruling by the Commissioner that agent commissions would be based on premiums after discounts are deducted. The Massachusetts Association of Insurance Agents ("MAIA") had previously filed suit with respect to the Commissioner's ruling on 1997 commissions. The Commissioner ruled that agents' commissions on the 1997 premiums, subject to safe driver deviations, would be based on the deviated net premium amounts. The 1996 commissions were based on premiums that were "grossed-up" for safe driver deviations. The Commissioner's ruling results in agents receiving fewer commission dollars on a per policy basis.

An application for a license in the state of Maine is pending. In late July, the Company was notified that it was granted a license in the state of New Hampshire. Prior to this, the Company was granted licenses in the states of Connecticut, Rhode Island and Vermont. The Company is currently gearing its internal operating systems to accommodate multiple state operation. To address this undertaking, the Company in 1996, entered into an agreement with PMSC. The Company purchased PMSC's software and began the implementation process which will allow for the development of internal operating systems thus enabling the Company to process policies in the aforementioned five New England states. The Company expects these systems to be available during the first quarter of 1998. Therefore the Company does not expect to begin writing insurance in those states until that time.

The Company began a stock buyback program during the second quarter of 1995. The program, which was approved by the Board of Directors on May 19, 1995, authorizes the Company to purchase up to 3 million shares of Treasury Stock. Since the inception of the program through March 31, 1997, the Company has purchased 1,957,348 shares of Treasury Stock, of which 20,000 shares were purchased during the first six months of 1997. Additionally, the Company's Employee Stock Ownership Plan has purchased more than 546,000 shares in open market transactions since the buyback program was announced, of which 122,900 shares were purchased during the first six months of 1997 for $3,059,362.

On June 20, 1997, the Company paid a quarterly dividend of $0.26 to stockholders of record as of June 6, 1997. The Company increased its quarterly dividend to stockholders from $0.25 to $0.26 during the second quarter of 1997.

- 17
<page


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

























- 18 -
<page


The Commerce Group, Inc.


PART II - OTHER INFORmation



Item 4.  RESULTS OF VOTES OF SECURITY HOLDERS


On May 30, 1997, at the Special Meeting in Lieu of the Annual Meeting of the stockholders of the Company, the slate of Directors as presented in the Annual Proxy was approved. The votes as tabulated by Boston
EquiServe, L.P. were as follows:

                             Total Vote For            Total Vote
Withheld
                             Each Director             From Each
Director
Herman F. Becker                31,655,568                   34,239
Joseph A. Borski, Jr.           31,656,768                   33,039
Eric G. Butler                  31,656,938                   32,869
Henry J. Camosse                31,657,168                   32,639
Gerald Fels                     31,657,158                   32,649
David R. Grenon                 31,657,168                   32,639
Robert W. Harris                31,657,168                   32,639
Robert S. Howland               31,655,338                   34,469
John J. Kunkel                  31,653,636                   36,171
Raymond J. Lauring              31,656,938                   32,869
Roger E. Lavoie                 31,656,938                   32,869
Normand R. Marois               31,657,168                   32,639
Suryakant M. Patel              31,653,085                   36,722
Arthur J. Remillard, Jr.        31,657,008                   32,799
Arthur J. Remillard, III        31,657,008                   32,799
Regan P. Remillard              31,657,008                   32,799
Antranig A. Sahagian            31,656,938                   32,869
Gurbachan Singh                 31,639,996                   49,811
John W. Spillane                31,621,296                   68,511












- 19 -
<page


The Commerce Group, Inc.


PART II - OTHER INFORmation



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)	During the quarter ended June 30, 1997, the Company filed a Form
8-K/A - dated June 11, 1997 reporting a change in the Company's independent accountants. Effective on that date, the Company engaged the accounting firm of Ernst & Young LLP as independent accountants for the fiscal year ending December 31, 1997. The responsibilities of Coopers & Lybrand, L.L.P. were terminated effective June 11, 1997.













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




- 20 -
<page


The Commerce Group, Inc.


PART II - OTHER INFORmation



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)	During the quarter ended June 30, 1997, the Company filed a Form
8-K/A - dated June 11, 1997 reporting a change in the Company's independent accountants. Effective on that date, the Company engaged the accounting firm of Ernst & Young LLP as independent accountants for the fiscal year ending December 31, 1997. The responsibilities of Coopers & Lybrand, L.L.P. were terminated effective June 11, 1997.












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




- 20 -
<page