Form 10-Q
period 1997-09-30
COMMERCE GROUP INC /MA
filed 1997-11-14
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended September 30, 1997     Commission File Number 0-16882



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

As of November 1, 1997, the number of shares outstanding of the registrant's common stock (excluding Treasury Shares) was
36,042,652

The Commerce Group, Inc.



Table of Contents



Page No.
Part I - Financial Information


Consolidated Balance Sheets at
    September 30, 1997  (Unaudited) and December 31,
1996...............................................        3

Consolidated Statements of Earnings for the
    Three and Nine Months Ended September 30, 1997 and 1996
(Unaudited) ......................        4

Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 1997 and 1996
(Unaudited)......................................        5

Notes to Unaudited Consolidated Financial
Statements.........................................................
6

Management's Discussion and
Analysis..............................................................
 ......        7




Part II - Other Information

Item 4
    Submission of Matters to a Vote of Security
Holders.........................................................
18

Item 6
    Exhibits and Reports on Form 8-
K.....................................................................
 .............       30

Signature
 ......................................................................
 .....................................................       30

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)



September 30,    December 31,

1997           1996

(Unaudited)
                                                           ASSETS
    Investments:
      Fixed maturities, at market (cost:  $590,713 in 1997 and $700,511
in 1996).......................   $  610,305    $  716,702
      Equity securities, at market (cost:  $238,139 in 1997 and $214,406
in 1996)......................      251,690       233,721
      Mortgage loans on real estate and collateral notes receivable
(less allowance for possible loan
        losses of $2,974 in 1997 and $2,760 in
1996)...................................................       70,939
74,586
      Short-term
investments.............................................................
 ..............      199,582           -
      Cash and cash
equivalents.............................................................
 ...........       81,293       140,535
      Other
investments.............................................................
 ...................        2,441         2,127
          Total
investments.............................................................
 ...............    1,216,250     1,167,671

    Accrued investment
income..................................................................
 ........       12,237        12,819
    Premiums receivable (less allowance for doubtful receivables of
$1,454 in 1997 and $1,500 in 1996).      203,207       157,835
    Deferred policy acquisition
costs..................................................................
94,194        82,968
    Property and equipment, net of accumulated
depreciation............................................       35,305
32,100
    Residual market
receivable..............................................................
 ...........      185,982       195,213
    Due from
reinsurers..............................................................
 ..................       18,114        19,659
    Other
assets..................................................................
 .....................       10,251         8,534

          Total
assets..................................................................
 ...............   $1,775,540    $1,676,799


                                            LIABILITIES AND
STOCKHOLDERS' EQUITY
    Liabilities
      Losses and loss adjustment
expenses..............................................................
$  662,981    $  662,832
      Unearned
premiums................................................................
 ................      419,040       367,991
      Current income
taxes...................................................................
 ..........        9,856           171
      Deferred income
taxes...................................................................
 .........        7,573         4,223
      Deferred
income..................................................................
 ................        7,735         7,974
      Contingent commissions
accrued.................................................................
 ..       13,892        25,712
      Payable to securities
broker..................................................................
 ...          581           -
      Other liabilities and accrued
expenses...........................................................
24,998        20,857

          Total
liabilities.............................................................
 ...............    1,146,656     1,089,760


    Stockholders' equity
      Preferred stock, authorized 5,000,000 shares at $1.00 par value;
none issued in 1997 and 1996....          -             -
      Common stock, authorized 100,000,000 shares at $.50 par value;
        issued and outstanding 38,000,000 shares in 1997 and
1996......................................       19,000        19,000
      Paid-in
capital.................................................................
 .................       29,621        29,621
      Net unrealized gains on investments, net of income taxes of
$11,600 in 1997 and $12,427 in 1996..       21,543        23,079
      Retained
earnings................................................................
 ................      597,407       553,539

667,571       625,239
       Treasury stock 1,957,348 shares in 1997 and 1,937,348 shares in
1996 ...........................      (38,687)      (38,200)

          Total stockholders'
equity..................................................................
 .      628,884       587,039

          Total liabilities and stockholders'
equity...................................................   $1,775,540
$1,676,799






The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Nine Months Ended September 30, 1997 and 1996
(Thousands of Dollars Except Per Share Data)
(Unaudited)


Three Months Ended               Nine Months Ended

September 30,                   September 30,


1997          1996              1997          1996
    Revenues
      Earned premiums ................................................
$  182,480    $  172,441        $  542,608    $  489,710
      Net investment income...........................................
19,750        19,426            58,936        57,856
      Premium finance fees............................................
1,857         1,717             5,253         8,001
      Net realized investment gains (losses)..........................
20,995        (1,251)           22,915        (2,984)

               Total revenues.........................................
225,082       192,333           629,712       552,583

    Expenses
      Losses and loss adjustment expenses.............................
124,647       116,492           396,443       362,016
      Policy acquisition costs........................................
50,597        49,315           138,217       126,796


               Total expenses.........................................
175,244       165,807           534,660       488,812



               Earnings before income taxes...........................
49,838        26,526            95,052        63,771

    Income taxes......................................................
14,826         5,090            23,431        11,477

               NET EARNINGS...........................................
$   35,012    $   21,436        $   71,621    $   52,294


               NET EARNINGS PER COMMON SHARE..........................
$      .97    $      .59        $     1.99    $     1.44

               CASH DIVIDENDS PAID PER COMMON SHARE...................
$      .26    $      .25        $      .77    $      .56

               WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...
36,042,652    36,284,475        36,045,363    36,395,571





















The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1997 and 1996
(Thousands of Dollars)
(Unaudited)

1997		  1996
    Cash flows from operating activities:
      Premiums
collected...............................................................
 .            $544,020         $511,285
      Net investment
income.............................................................
59,518           58,112
      Premium finance
fees..............................................................
5,253            8,001
      Losses and loss adjustment expenses
paid..........................................            (379,521)
(314,461)
      Policy acquisitions costs
paid....................................................
(156,895)        (161,144)
      Federal income tax
payments.......................................................
(9,569)         (10,694)

               Net cash provided by operating
activities................................              62,806
91,099

    Cash flows from investing activities:
      Proceeds from  maturity of fixed
maturities.......................................              91,783
85,133
      Proceeds from sale of fixed
maturities............................................
118,032           55,938
      Purchase of fixed
maturities......................................................
(98,098)        (180,151)
      Purchase of equity
securities.....................................................
(193,735)         (67,404)
      Proceeds from sale of equity
securities...........................................
191,029            7,023
      Net increase in short-term
investments............................................
(199,582)             -
      Payments received on mortgage loans and collateral notes
receivable...............               7,810            6,192
      Mortgage loans and collateral notes
originated....................................              (5,021)
(6,363)
      Mortgages sold to investors on the secondary
market...............................                  11              -
      Proceeds from sale of real estate acquired by
foreclosures........................                 167
92
      Purchase of property and equipment
 ...............................................              (6,307)
(2,756)
      Proceeds from sale of property and
equipment......................................                 103
121

               Net cash used in investing
activities....................................             (93,808)
(102,175)


    Cash flows from financing activities:
      Dividends paid to
stockholders....................................................
(27,753)         (20,357)
      Purchase of treasury
stock........................................................
(487)         (13,841)

               Net cash used in financing
activities....................................             (28,240)
(34,198)



    Decrease in cash and cash
equivalents...............................................
(59,242)         (45,274)
    Cash and cash equivalents at beginning of
period....................................             140,535
52,718
    Cash and cash equivalents at end of
period..........................................            $ 81,293
$  7,444












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

 5.	Neither the results for the nine months ended September 30, 1997 nor comparison with the corresponding nine months ended September
30, 1996 should be considered indicative of the results which may be expected for the year ending December 31, 1997.

 6.	In May 1995, the Board of Directors announced that it had approved a stock buyback program of up to 3 million shares. As of September 30, 1997, 1,957,348 shares of Treasury Stock were purchased under the program, of which 20,000 shares were purchased in 1997.

 7.	In May 1997 the Board of Directors voted to increase its quarterly stockholder dividend from $0.25 per share to $0.26 per share.

 8.	In October 1997, the Company received Massachusetts Division of
Insurance approval to institute a $3.00 billing statement fee for new and renewal personal lines policies with effective dates beginning in 1998.

The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended September 30, 1997 compared to three months ended September 30, 1996


Direct premiums written during the third quarter of 1997, increased $10,983,000 or 6.4% to $182,087,000 , as compared to the same period in 1996. The increase was primarily attributable to a $10,849,000, or 7.9% increase in direct premiums written for Massachusetts personal automobile insurance and an increase of $126,000 which was derived from the Company's California subsidiary, Western Pioneer Insurance Company, ("Western Pioneer"). The increase in Massachusetts personal automobile direct premiums written resulted primarily from a 9.6% increase in the number of personal automobile exposures written, offset by a 1.8% decrease in the average personal automobile premium per exposure (each vehicle insured). The increase in the volume of personal automobile exposures was primarily the result of the Company's affinity group marketing programs. The decrease in the average personal automobile premium per exposure was primarily due to the 1997 state mandated average rate decrease of 6.2%. The 1.8% decrease for the Company is significantly less than the mandated 6.2% rate decrease due to the fact that the rate decision does not anticipate purchases of new automobiles in the year to which the rate decision applies and the Company's mix of personal auto business differs from that of the industry. In March 1997, the Company was granted, for the 1997 calendar year, approval to offer its customers safe driver deviations of 10%. Companies must re-apply annually, after the state sets rates, to offer safe driver deviations. For drivers who qualify, both group discount and safe driver deviations can be combined for up to a 19% reduction from state mandated rates. Direct premiums written for commercial automobile insurance decreased by $680,000 or 8.6%, due primarily to a 6.0% decrease in the number of policies written, as well as a 2.7% decrease in the average commercial automobile premium per policy. Direct premiums written for homeowners insurance increased by $720,000 or 4.8% due primarily to a 6.1% increase in the number of policies written, offset by a slight decrease in the average premium per policy.

Net premiums written during the third quarter of 1997 increased $4,425,000 or 2.6% as compared to 1996. The increase in net premiums written was primarily due to changes in direct premiums written as described above, as well as to the effects of reinsurance. Written premiums assumed from the Commonwealth Automobile Reinsurers ("C.A.R.") decreased $5,609,000, or 24.0% and written premiums ceded to C.A.R. increased $620,000, or 3.5% as compared to the third quarter of 1996, as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance.

The Commerce Group, Inc.

Earned premiums increased $10,039,000, or 5.8% during the third quarter of 1997 as compared to the same period in 1996. The increase in earned premiums was primarily due to the increased direct premiums written from affinity group marketing programs during the latter part of 1996 and the first nine months of 1997, and also a result of the changes in direct premiums written and net premiums written as described above. Earned premiums assumed from C.A.R. decreased $5,041,000 or 21.3% and earned premiums ceded to C.A.R. decreased $2,962,000, or 14.7% as compared to the third quarter of 1996. Direct premiums earned for Massachusetts personal automobile insurance increased $13,010,000, or 9.1% compared to the same period in 1996. Commercial automobile insurance direct premiums earned decreased $863,000, or 8.3%, and homeowners direct premiums earned increased $460,000, or 3.6%, as compared to the third quarter of 1996. Earned premiums attributable to Western Pioneer increased $217,000 to $7,123,000 for the three months ended September 30, 1997, compared to $6,906,000 for the same period in 1996.

Net investment income increased $324,000, or 1.7%, compared to the third quarter of 1996 versus a 3.1% increase in average invested assets for the period. This slight increase was the result of the previously announced change in the Company's investment strategy. The Company is seeking greater flexibility to provide for enhanced potential future capital appreciation. The Company's strategy is to acquire equity investments, including potential acquisitions, which forego current investment yield in favor of potential higher yielding capital appreciation in the future. As a result, the Company is carrying approximately $281 million in cash and short-term investments which yield lower returns than its current long-term investment portfolio.

Premium finance fees increased $140,000 or 8.2% during the third quarter of 1997 as compared to the same period in 1996. The increase for the third quarter of 1997 versus 1996 was primarily attributable to a 13.0% increase in the direct bill receivable balance compared to the same period last year. The increase to the receivable is attributable to increased volumes of premiums written as well as more policyholders choosing to pay over a ten month period. In addition, the percentage of direct bill receivables to direct premiums written also increased to 43.3% through the third quarter of 1997 versus 36.6% through the same period in 1996. Premium finance fees decreased for the nine month period of 1997 versus 1996 as a result of a change from interest based finance fees to a "late payment" fee based system. This change, which was announced in late 1995 and impacted personal lines policies with effective dates which began in 1996, was in response to competitive forces that occurred in the Massachusetts marketplace. In October 1997, the Company received Massachusetts Division of Insurance approval to institute a $3.00 billing fee for new and renewal personal lines policies with effective dates beginning in 1998.

The Commerce Group, Inc.

Net realized investment gains totaled $20,995,000 during the third quarter of 1997 as compared to net realized investment losses of $1,251,000 for the same period in 1996. A significant portion of the net realized investment gains were the result of a merger of a major New England financial corporation and it's property and casualty subsidiary. The merger election and exchange of stock resulted in net realized investment gains of $15,178,000. Subsequent post merger sales of this corporation's common stock resulted in additional net realized investment gains of $3,790,000. The remainder of the realized investment gains in the third quarter of 1997 were primarily the result of sales of non-taxable bonds offset by minimal realized investment losses in the sales of GNMA's and preferred stocks.

Losses and loss adjustment expenses ("LAE") incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") decreased to 67.3% for the third quarter of 1997 as compared to 67.6% for the same period in 1996. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile decreased to 59.3% compared to 63.1% in the third quarter of 1996. This was the result of favorable loss development in prior years on our voluntary book of business. The commercial automobile pure loss ratio increased to 45.9% compared to 30.4% during the third quarter of 1996. This increase was primarily due to a higher loss ratio on voluntary business, as well as adverse loss experience on business assumed from C.A.R. For homeowners, the pure loss ratio decreased to 4.5% compared to 44.1% during the third quarter of 1996. This decrease was due to extremely favorable weather conditions during the third quarter of 1997 as compared to normal weather conditions experienced during the same period in 1996, coupled with favorable development in the homeowners liability area.

Policy acquisition costs increased by 2.6% during the third quarter of 1997 compared to the same period in 1996. As a percentage of net premiums written, underwriting expenses for the insurance companies (on a statutory basis) were 28.5% during the third quarter of 1997 as compared to 27.9% for the same period in 1996. On a consolidated financial statement basis, policy acquisition costs were impacted by a $3.4 million stock appreciation rights expense recorded during the third quarter of 1997 versus $0.6 million in 1996. This expense was primarily due to the increase in the average three month share price of the Company's common stock of $5.00 per share during the third quarter of 1997. The increase in policy acquisition costs is also attributable to higher computer services expense related to upgrading the Company's computer systems.

The Company's effective tax rate was 29.7% for the third quarter of 1997 as compared to 19.2% for the same period in 1996. The increase was primarily the result of the net realized investment gains mentioned previously. In both years the effective tax rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest income and the corporate dividends received deduction.

Net earnings increased $13,576,000 during the third quarter of 1997 as compared to the same period in 1996, as a result of the factors mentioned above.

The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996

Direct premiums written during the first nine months of 1997, increased $29,173,000 or 5.0% to $612,554,000, as compared to the same period in 1996. The increase was primarily attributable to a $31,259,000 or 6.5% increase in direct premiums written for Massachusetts personal automobile insurance and an increase of $235,000 which was derived from Western Pioneer. The increase in Massachusetts personal automobile direct premiums written resulted primarily from an 8.5% increase in the number of personal automobile exposures written, offset by a 1.8% decrease in the average personal automobile premium per exposure (each vehicle insured). The increase in the volume of personal automobile exposures was primarily the result of the Company's affinity group marketing programs. The decrease in the average personal automobile premium per exposure was primarily due to the 1997 state mandated average rate decrease of 6.2%. The 1.8% decrease for the Company is significantly less than the mandated 6.2% rate decrease due to the fact that the rate decision does not anticipate purchases of new automobiles in the year to which the rate decision applies and that the Company's mix of personal auto business differs from that of the industry. In March 1997, the Company was granted approval to offer its customers safe driver deviations of 10%. Companies must re-apply annually, after the state sets rates, to offer safe driver deviations. For drivers who qualify, both group discount and safe driver deviations can be combined for up to a 19% reduction from state mandated rates. Direct premiums written for commercial automobile insurance decreased by $ 2,901,000, or 9.2%, due primarily to a 7.8% decrease in the number of policies written, as well as a 1.4% decrease in the average commercial automobile premium per policy. Direct premiums written for homeowners insurance increased by $790,000 or 2.0% due primarily to a 3.7% increase in the number of policies written, offset by a slight decrease in the average premium per policy. Direct premiums written for all other lines decreased $210,000, or 1.7%.

Net premiums written during the first nine months of 1997 increased $23,790,000 or 4.2% as compared to 1996. The increase in net premiums written was primarily due to changes in direct premiums written as described above as well as to the effects of reinsurance. Written premiums assumed from C.A.R. decreased $15,638,000 or 21.1% and written premiums ceded to C.A.R. decreased $10,339,000 or 15.7% as compared to the first nine months of 1996, as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance.

The Commerce Group, Inc.

Earned premiums increased $52,898,000, or 10.8% during the first nine months of 1997 as compared to the same period in 1996. The increase in earned premiums was primarily due to the increased direct premiums written from affinity group marketing programs during the latter part of 1996 and the first nine months of 1997, and also as a result of changes in direct premiums written and net premiums written as described above. Earned premiums assumed from C.A.R. decreased $6,930,000, or 10.1% and earned premiums ceded to C.A.R. decreased $8,627,000, or 14.2% during the first nine months of 1997 compared to the same period in 1996. Direct premiums earned for Massachusetts personal automobile insurance increased $50,312,000, or 12.4% compared to the same period in 1996. Commercial automobile direct premiums earned decreased $3,123,000, or 9.8%, and homeowners direct premiums earned increased $1,237,000, or 3.3%, as compared to the first nine months of 1996. Earned premiums attributable to Western Pioneer increased $284,000 to $21,109,000 for the nine months ended September 30, 1997, compared to $20,825,000 for the same period in 1996.

Net investment income increased $1,080,000 or 1.9%, compared to the first nine months of 1996 versus a 4.2% increase in average invested assets for the period. This modest increase was primarily the result of the previously announced change in the Company's investment strategy. The Company is seeking greater flexibility to provide for enhanced potential future capital appreciation. The Company's strategy is to acquire equity investments, including potential acquisitions, which forego current investment yield in favor of potential higher yielding capital appreciation in the future. As a result, the Company is carrying approximately $281 million in additional cash and short-term investments which yield lower returns than its current long-term investment portfolio.

Premium finance fees decreased $2,748,000, or 34.3% during the first nine months of 1997 as compared to the same period in 1996. The decrease was primarily attributable to a change from interest based finance fees to a "late payment" fee based system for personal automobile policies with effective dates of January 1, 1996 and forward. This change, which was announced in late 1995, was in response to competitive forces that occurred in the Massachusetts marketplace. In October, 1997 the Company received Massachusetts Division of Insurance approval to institute a $3.00 billing statement fee for new and renewal policies with effective dates beginning in 1998.

Net realized investment gains totaled $22,915,000 during the first nine months of 1997 as compared to net realized investment losses of $2,984,000 for the same period in 1996. A significant portion of the net realized investment gains were the result of a merger of a major New England financial corporation and it's property and casualty subsidiary during the third quarter of 1997. The merger election and exchange of stock resulted in a net realized gains of $15,178,000. Subsequent post merger sales of this corporation's common stock resulted in additional net realized investment gains of $3,790,000. The remainder of the net realized gains for the first nine months of 1997 were primarily the result of sales of non-taxable bonds, common and preferred stocks offset by minimal realized investment losses in the sales of GNMA's.

The Commerce Group, Inc.

The loss ratio (on a statutory basis) decreased to 72.7% for the first nine months of 1997 as compared to 74.0% for the same period in 1996. The pure loss ratio on personal automobile decreased slightly to 64.3% compared to 65.3% in 1996. The commercial automobile pure loss ratio increased slightly to 50.6% compared to 49.4% during the first nine months of 1996. For homeowners, the pure loss ratio decreased to 42.3% compared to 102.2% during the first nine months of 1996. This decrease was due to more normal weather during the first nine months of 1997 as compared to severe weather during the first half of 1996, coupled with favorable development in the homeowners liability area.

Policy acquisition costs increased by 9.0% during the first nine months of 1997 compared to the same period in 1996. The increase in policy acquisition costs was primarily due to higher volumes of business written during the first nine months of 1997 and fewer acquisition costs being deferred as compared to 1996. This was due to a higher rate of growth in 1996 primarily from affinity groups. As a percentage of net premiums written, underwriting expenses for the insurance companies (on a statutory basis) were 25.0% during the first nine months as compared to 25.6% for the same period in 1996. On a consolidated financial statement basis, the decrease in this percentage was primarily attributable to lower commission rates and were also partially offset by higher stock appreciation rights expense of $4.8 million in the first nine months of 1997 versus $1.0 million for the same period in 1996. This expense was the direct result of the increase in the average three month share price of the Company's common stock during 1997 versus 1996. The increase to policy acquisition costs is also impacted by higher expenses for computer services related to upgrading the Company's computer systems.

The Company's effective tax rate was 24.7% for the first nine months of 1997 as compared to 18.0% for the same period in 1996. The increase was primarily the result of the net realized investment gains mentioned previously. In both years the effective tax rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest income and the corporate dividends received deduction.

Net earnings increased $19,327,000 during the first nine months of 1997 as compared to the same period in 1996, as a result of the factors mentioned above.

The Commerce Group, Inc.

Liquidity and Capital Resources

The focus of the discussion of liquidity and capital resources is the Consolidated Balance Sheets on page 3 and the Consolidated Statements of Cash Flows on page 5. Stockholders' equity increased by $41,845,000 or 7.1%, during the first nine months of 1997. This increase was the result of net earnings of $71,621,000, offset by the decrease in net unrealized gains, net of income taxes, on fixed maturities and equity securities of $1,536,000, dividends paid to stockholders of $27,753,000, and treasury stock purchased of $487,000. Total assets at September 30, 1997 increased by $98,741,000 or 5.9%, to $1,775,540,000 as compared to total assets of $1,676,799,000 at December 31, 1996. The majority of this growth was reflected in an increase in invested assets of $48,579,000 or 4.2%, $45,372,000 or 28.7% in premiums receivable,
$11,226,000, or 13.5% in deferred policy acquisition costs, offset by a decrease in all other assets of $6,436,000. The increase in premiums receivable was primarily attributable to the seasonality of the policy effective dates of the Company's business, as well as the increase in personal automobile business and the elimination of premium finance fees. The increase in deferred acquisition costs was attributable to the increase in personal automobile business and factors described previously.

As of September 30, 1997, the market value of the Company's fixed maturity portfolio exceeded its book value by $19,592,000 ($12,735,000 after taxes, or $0.35 per share). At December 31, 1996 the market value of the Company's fixed maturity portfolio exceeded its book value by $16,191,000 ($10,524,000 after taxes, or $0.29 per share). The increase in unrealized gain on fixed maturities resulted primarily from the prevailing conditions in the bond market caused by the improved interest-rate environment and to a change in the Company's investment strategy. The Company's strategy is to acquire equity investments, including potential acquisitions, which forego current investment yield in favor of future potentially higher yielding capital appreciation. As a result, the Company is carrying approximately $281 million in cash and short-term investments which yield lower returns than its current long-term investment portfolio.

The Company's liabilities totalled $1,146,656,000, at September 30, 1997 as compared to $1,089,760,000 at December 31, 1996. The $56,896,000 or
5.2% increase was comprised of an increase of $149,000 in loss and loss adjustment expenses, an increase of $51,049,000 or 13.9% in unearned premiums and a $5,698,000 or 9.7% increase in all other liabilities.
The change in unearned premiums primarily resulted from the increase in personal automobile direct premiums written, as previously mentioned.

The Commerce Group, Inc.

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing and sales of investments as reflected in the Consolidated Statements of Cash Flows on page 5. In response to the changing competitive forces in the marketplace, the Company eliminated interest based premium finance fees for both new and renewal personal automobile insurance policies with effective dates on or after January 1, 1996 and replaced it with a "late payment" fee based system. The impact of this change through the third quarter of 1997 has resulted in a 34.3% decrease in combined premium finance fees and late payment fees as compared to the same period in 1996. The elimination of interest based fees contributed to the increase in premium receivables. In October 1997, the Company received Massachusetts Division of Insurance approval to institute a $3.00 billing statement fee for policies effective in 1998 for customers who pay their premium in installments versus in total at the beginning of the policy term.

The Company's operating activities provided net cash of $62,806,000 in the first nine months of 1997 as compared to $91,099,000 in 1996. These cash flows were primarily impacted by the Company's premium writings attributable to the affinity group marketing programs mentioned previously and higher loss payments. Premiums collected increased approximately 6.4% during the first nine months which were more than offset by an increase in total loss and loss adjustment expense payments on the direct personal automobile lines of approximately 20.7%. Net loss payments in the direct personal automobile lines of business were approximately 23.9% or $57,000,000 higher and were offset by a decrease in payments for other than automobile lines of business of approximately $13,700,000 compared to the prior year. The decrease in other than automobile loss payments was primarily the result of more normal weather in 1997 versus the severe weather experienced in 1996. The increase in automobile loss payments was attributable primarily to two factors: increased payments for collision coverages and increased payments for bodily injury claims. Bodily injury payments were higher primarily due to increased business writings coupled with initiatives in the claims department to accelerate the claims settlement process in an effort to reduce the overall cost of bodily injury claims in the long run as well as to reduce the overall number of open bodily injury claims.

The net cash flows used in investing activities were primarily the result of purchases of fixed maturities, equity securities and the net increase in short-term investments offset by proceeds from the sale and maturity of fixed maturities and equity securities. Investing activities were funded by accumulated cash and cash provided by operating activities during 1997 and 1996.

Cash flows used in financing activities totaled $28,240,000 during the first nine months of 1997 compared to $34,198,000 during the same period in 1996. This is due to dividends paid to stockholders of $27,753,000 in 1997 ($20,357,000 in 1996) and the purchase of Treasury Stock under the Company's stock buyback program of 20,000 shares for $487,000 during the first nine months of 1997 compared to 673,915 shares for $13,841,000 during the same period in 1996.

The Commerce Group, Inc.

The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. At September 30, 1997, the Company held cash and cash equivalents of approximately $81,293,000. These funds, coupled with short-term investments of $199,582,000, provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company also relies upon dividends from its subsidiaries for its cash requirements.

In February 1997, the Company entered into an agreement to invest short-term funds through Salomon Brothers Asset Management, Inc. The Company intends to purchase short-term securities via this arrangement until such time that the Company believes longer term investments are appropriate. In April 1997, the Company began purchasing Commercial Paper via this arrangement. At September 30, 1997, the Company held $199,582,000 in Commercial Paper. As a general rule the Company limits its exposure in any single issue to not more than $5,000,000.

Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns and matching of asset and liability cash flows, to optimize tax planning and to realize gains. This practice will continue in the future.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net written premiums to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's statutory premiums to surplus ratio was 1.54 to 1.00 and 1.61 to 1.00 for the twelve months ended September 30, 1997 and 1996, respectively.

The Company has established the Team 2000 and Century Change projects which are corporate-wide efforts to prepare the Company's systems for the next millennium. Team 2000 and Century Change will particularly address the Company's computer systems and applications that support the Company's primary insurance line: private passenger automobile in the state of Massachusetts. These projects involve internal staff costs as well as consulting expenses to prepare the systems for the year 2000. Administration, programming, testing and implementation of system applications related to Century Change are expected to cost $5,000,000 to $7,000,000 over the next 24 months. The majority of the Century Change effort will represent a redeployment of existing internal technical resources. Upon completion of the Century Change project, the Company expects to focus its efforts on the Team 2000 project which will eventually replace the Company's existing internal computer systems for Massachusetts business utilizing software purchased from Policy Management Services Corporation, Inc. ("PMSC"). Costs to date for the Team 2000 effort have been approximately $24,000,000 ($12,500,000 of which relate to 1997). Total Team 2000 project costs over the next 5 to 7 years have been estimated at approximately $60,000,000 including funds expended to date. This amount includes the purchase of a main frame computer, license fees and the costs associated with programming, implementation and training.

The Commerce Group, Inc.

Recent Significant Events

In February, 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, (including interim periods) with earlier application not permitted. The statement specifies the computation, presentation and disclosure requirements for earnings per share. The Company believes that the adoption of this statement will not have a material impact on the Consolidated Financial Statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), effective for years beginning after December 15, 1997. FAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. The Company believes that the adoption of this statement will not have a material impact on the Consolidated Financial Statements.

In October 1997, the Company received Massachusetts Division of Insurance approval to institute a $3.00 billing statement fee for policies effective in 1998 for customers who pay their premium in installments versus in total at the beginning of the policy term.

An application for a license in the state of Maine is pending. In late July, the Company was notified that it was granted a license in the state of New Hampshire. Prior to this, the Company was granted licenses in the states of Connecticut, Rhode Island and Vermont. The Company is currently gearing its internal operating systems to accommodate multiple state operation. To address this undertaking, the Company in 1996, entered into an agreement with PMSC. The Company purchased PMSC's software and began the implementation process which will allow for the development of internal operating systems thus enabling the Company to process policies in the aforementioned five New England states. The Company expects these systems to be available during the first quarter of 1998. Therefore the Company does not expect to begin writing insurance in any of those states until that time.

The Company continues to monitor acquisition opportunities consistent with a long term growth strategy to expand outside Massachusetts through acquisitions of smaller automobile insurance companies that are in need of capital, have established management in place and present significant growth opportunities in their market areas.

The Commerce Group, Inc.

The Company began a stock buyback program during the second quarter of 1995. The program, which was approved by the Board of Directors on May 19, 1995, authorizes the Company to purchase up to 3 million shares of Treasury Stock. Since the inception of the program through March 31, 1997, the Company has purchased 1,957,348 shares of Treasury Stock, of which 20,000 shares were purchased during the first nine months of 1997. Additionally, the Company's Employee Stock Ownership Plan has purchased more than 556,000 shares in open market transactions since the buyback program was announced, of which 132,900 shares were purchased during the first nine months of 1997 for $3,323,087.

On September 19, 1997, the Company paid a quarterly dividend of $0.26 to stockholders of record as of September 5, 1997. The Company increased its quarterly dividend to stockholders from $0.25 to $0.26 during the second quarter of 1997.


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

The Commerce Group, Inc.


PART II - OTHER INFORmation



Item 4.  Submission of Matters to a Vote of Security Holders


	EXHIBIT A

THE COMMERCE GROUP, INC.
1994 MANAGEMENT INCENTIVE PLAN
(AS AMENDED AT THE MAY 30, 1997
BOARD OF DIRECTOR'S MEETING
OF THE COMMERCE GROUP, INC.)


Section 1. Purpose

     The purpose of the 1994 Management Incentive Plan (the "Plan") of The Commerce Group, Inc. (the "Company") is to enable the Company and its subsidiaries to attract, retain and motivate their employees and other persons providing services to them and to enable such persons to participate in the long-term growth of the Company by increasing the motivation of such persons to strive toward enhancing the Company's growth and success.

Section 2. Definitions

     As used in the Plan:

     "Act" means the Securities Exchange Act of 1934, as amended.

     "Award" means any Option, Stock Appreciation Right, Book Value Award, Performance Stock Unit, Restricted Stock or Stock Unit awarded under the Plan.

     "Board" means the Board of Directors of the Company.

     "Book Value" means the book value of the Company determined in accordance with generally accepted accounting principles consistently applied, provided that the Committee in its sole discretion may include in Book Value for the purposes of the Plan the amount of any dividends paid on the Common Stock during the Performance Cycle. In the event of any dispute as to Book Value, the matter shall be referred to the Company's independent pubic accountants whose determination shall be final and binding.

     "Book Value Award" means an award to a Participant under Section 8 hereof.

The Commerce Group, Inc.

Item 4.  Submission of Matters to a Vote of Security Holders
 - CONTINUED

     "Closing Price" means the closing price of a share of Common Stock on the New York Stock Exchange or, if not listed on such exchange, on any other national exchange on which the Common Stock is listed or on NASDAQ.

     "Code" means the Internal Revenue Code of 1986, as amended from time to time.

     "Committee" means the Compensation Committee of the Board (or a Subcommittee thereof), which shall consist of two or more directors, each of whom shall be a non-employee director within the meaning of Rule 16b-3 under the Act and an outside director within the meaning of
Section 162(m) of the Code, including any regulations (final, temporary or, in lieu thereof, proposed) promulgated thereunder.

     "Company" means The Commerce Group, Inc., and any present or future subsidiary corporation (as defined in Section 424 of the Code) or any successor to such corporations.

     "Common Stock" or "Stock" means the common stock of the Company.

     "Fair Market Value" means, with respect to Common Stock or any other property, the fair market value as determined by the Committee in good faith or in the manner established by the Committee from time to time.

     "Incentive Stock Option" means an option to purchase shares of Common Stock awarded to a Participant under the Plan which is intended to meet the requirements of Section 422 of the Code or any successor provision.

     "Non-Qualified Stock Option" means an option to purchase shares of Common Stock awarded to a Participant under the Plan which is not intended to be an Incentive Stock Option.

     "Option" means an Incentive Stock Option or a Non-Qualified Stock
Option.

     "Participant" means a person selected by the Committee to receive an Award under the Plan.

     "Performance Cycle" or "Cycle" means the period of time selected by the Committee during which performance of Book Value is measured for the purpose of determining the extent to which an Award has been earned, the value of such Award or both.

     "Performance Stock Unit" means shares of Common Stock awarded to a Participant under Section 9 hereof.

The Commerce Group, Inc.

Item 4.  Submission of Matters to a Vote of Security Holders
 - CONTINUED

"Restricted Period" means the period of time selected by the Committee during which an award of Restricted Stock may be forfeited to the Company.

     "Restricted Stock" means shares of Common Stock awarded to a Participant under Section 10 hereof which are subject to forfeiture.

     "Stock Appreciation Right" or "SAR" means a right awarded to a Participant under Section 7 hereof.

     "Stock Unit" or "Unit" means a share of Common Stock or a unit that is valued in whole or in part by reference to, or otherwise based on, the Book Value, Fair Market Value or other value of a share of Common Stock awarded to a Participant under the Plan.

Section 3. Administration

     (a) The Plan shall be administered by the Committee. Among other things, the Committee shall have the authority, subject to a similar right in the Board and to the terms of the Plan, to grant Awards, to determine the individuals to whom and the time or times at which Awards may be granted and to determine the terms and conditions of any Award granted hereunder.

     (b) Subject to the provisions of Section 12(a) hereof, the Committee shall have authority to adopt, alter and repeal such administrative rules, guidelines and practices governing the operation of the Plan as it shall from time to time consider advisable, to interpret the provisions of the Plan and any Award, and to decide all disputes arising in connection with the Plan. The Committee's decisions and interpretations shall be final and binding. Any action of the Committee with respect to the administration of the Plan shall be taken pursuant to a majority vote or by the unanimous written consent of its members.

     (c) Section deleted.

Section 4. Eligibility

All directors, officers and other senior management employees of the Company shall be eligible to participate in the Plan.

The Commerce Group, Inc.

Item 4.  Submission of Matters to a Vote of Security Holders
 - CONTINUED

Section 5. Stock Available for Awards

     (a) Awards may be made under the Plan for up to 2,500,000 shares of Common Stock, provided, however, that not more than 500,000 shares of Common Stock and Units, in the aggregate, may be awarded to any Participant during a calendar year. Except as otherwise provided in this section, if any Award in respect of shares of Common Stock expires or is terminated before exercise or is forfeited for any reason, without a payment in the form of Common Stock being made to the Participant, the shares of Common Stock subject to such Award, to the extent of such expiration, termination or forfeiture, shall again be available for award under the Plan, provided, however, that such shares would continue to be included for purposes of the 500,000 share and Unit limit per Participant per year. Notwithstanding the immediately preceding sentence, no shares subject to Awards that have expired, terminated or been forfeited will be available for award under the Plan if such shares are still deemed to be outstanding for purposes of Rule 16b-3 under the Act. Shares of Common Stock issued under the Plan may consist in whole or in part of authorized but unissued shares or treasury shares.

     (b) In the event that the Committee determines in its sole discretion that any stock dividend, extraordinary cash dividend, creation of a class of equity securities, recapitalization, reclassification, reorganization, merger, consolidation, split-up, spin-off, combination, exchange of shares, warrants or rights offering to purchase Common Stock at a price substantially below fair market value, or other similar transaction affects the Common Stock such that an adjustment is required in order to preserve the benefits or potential benefits intended to be made available under the Plan to Participants, the Committee shall have the right to adjust equitably any or all of (i) the number and kind of shares of stock of securities in respect of which Awards may be made under the Plan to Participants, (ii) the number and kind of shares subject to outstanding Awards held by Participants, and
(iii) the award, exercise or conversion price with respect to any of the foregoing held by Participants, and if considered appropriate, the Committee may make provision for a cash payment with respect to an outstanding Award held by a Participant, provided that the number of shares subject to any Award shall always be a whole number.

The Commerce Group, Inc.

Item 4.  Submission of Matters to a Vote of Security Holders
 - CONTINUED

Section 6. Options

     (a) Subject to the provisions of the Plan, the Committee may award Incentive Stock Options and Non-Qualified Stock Options and determine the number of shares to be covered by each Option, the option price therefor, the term of the Option, and the other conditions and limitations applicable to the exercise of the Option, The terms and conditions of Incentive Stock Options shall be subject to and comply with Section 422 of the Code, or any successor provision, and any regulations thereunder. Anything in the Plan to the contrary notwithstanding, no term of the Plan relating to Incentive Stock Options shall be interpreted, amended or altered, nor shall any discretion or authority granted to the Committee under the Plan be so exercised, so as to disqualify the Plan or, without the consent of the optionee, any Incentive Stock Option granted under the Plan, under Section 422 of the Code.

     (b) The option price per share of Common Stock purchasable under an Option shall not be less than 100% of the Fair Market Value of the Common Stock on the date of award but in no event less than the par value of the Common Stock. If the Participant owns or is deemed to own (by reason of the attribution rules applicable under Section 424(d) of the Code) more than 10% of the combined voting power of all classes of stock of the Company or any subsidiary or parent corporation of the Company and an Incentive Stock Option is granted to such Participant, the option price shall be not less than 110% of Fair Market Value of the Common Stock on the date of award.

     (c) No Option shall be exercisable more than ten years after the date the Option is awarded. If a Participant owns or is deemed to own (by reason of the attribution rules of Section 424(d) of the Code) more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary or parent corporation of the Company and an Incentive Stock Option is awarded to such Participant, such Option shall not be exercisable after the expiration of five years from the date of award.

     (d) No shares shall be delivered pursuant to any exercise of an Option until payment in full of the option price therefor is received by the Company. Such payment may be made in whole or in part in cash or by certified or bank check or, to the extent permitted by the Committee at or after the award of the Option, by delivery of a note or shares of Common Stock owned by the Participant, valued at their Fair Market Value on the date of delivery, or such other lawful consideration as the Committee may determine.

The Commerce Group, Inc.

Item 4.  Submission of Matters to a Vote of Security Holders
 - CONTINUED

     (e) No Option shall be transferable by the Participant otherwise than by will or by the laws of descent and distribution, and all Options shall be exercisable during the Participant's lifetime only by the Participant. A Participant shall notify the Committee in the event that he or she disposes of Common Stock acquired upon exercise of an Incentive Stock Option within the two-year period following the date the Incentive Stock Option was granted or within the one-year period following the date he or she received Common Stock upon the exercise of an Incentive Stock Option.

     (f) The Committee may at any time accelerate the exercisability of all or any portion of any Option.

Section 7. Stock Appreciation Rights

     (a) A Stock Appreciation Right (or "SAR") is an Award entitling the Participant to receive an amount in cash or shares of Common Stock or a combination thereof having a value equal to (or if the Committee shall so determine at time of grant, less than) the excess of the Fair Market Value of a share of Common Stock on the date of exercise over the Fair Market Value of a share of Common Stock on the date of grant (or over the option exercise price, if the Stock Appreciation Right was granted in tandem with an Option) multiplied by the number of shares with respect to which the Stock Appreciation Right shall have been exercised.

     (b) Subject to the provisions of the Plan, the Committee may award SARs in tandem with an Option (at or after the award of the Option), or alone and unrelated to an Option, and determine in its sole discretion the terms and conditions applicable thereto, including the form of payment, SARs granted in tandem with an Option shall terminate to the extent that the related Option is exercised, and the related Option shall terminate to the extent that the tandem SARs are exercised. Subject to this Section 7(b) and to such rules as the Committee may, in its discretion and for any reason whatsoever, impose, an SAR granted in connection with an Option will be excercisable at such time or times, and only to the extent, that a related Option is exercisable, and shall not be transferable except to the extent that such related Option may be transferable.

     (c) The Committee may impose such additional conditions or limitations on the exercise of an SAR as it may deem necessary or desirable to secure for Participants the benefits of Rule 16b-3 promulgated under Section 16(b) of the Act, or any successor provision in effect at the time of grant or exercise of an SAR.

The Commerce Group, Inc.

Item 4.  Submission of Matters to a Vote of Security Holders
 - CONTINUED

     (d) An SAR related to an Option which can be exercised only during limited periods following a change in control of the Company may entitle the Participant to receive an amount based upon the highest price paid or offered for Common Stock in any transaction relating to the change in control or paid during the thirty-day period immediately preceding the occurrence of the change in control in any transaction reported in the stock market in which the Common Stock is normally traded.

     (e) Notwithstanding that an Option at the time of exercise shall not be accompanied by a related Stock Appreciation Right, if the market price of the shares subject to such Option exceeds the exercise price of such Option at the time of its exercise, the Committee may, in its discretion, cancel such Option, in which event the Company shall pay to the person exercising such Option an amount equal to the difference between the Fair Market Value of the Common Stock to have been purchased pursuant to such exercise of such Option (determined on the date the Option is canceled) and the aggregate consideration to have been paid by such person upon such exercise. Such payment shall be by check, bank draft or in Common Stock having a Fair Market Value (determined on the date the payment is to be made) equal to the amount of such payments or any combination thereof, as determined by the Committee. The Committee may exercise its discretion under the first sentence of this paragraph
(e) only in the event of a written request of the person exercising the option, which request shall not be binding on the Committee.

Section 8. Book Value Awards

     (a) A Book Value Award is an Award entitling the Participant to receive an amount in cash or shares of Common Stock or a combination thereof having a value equal to (or if the Committee shall so determine at time of grant, less than) the excess of the Book Value of a share of Common Stock on a date selected by the Committee over the Book Value of a share of Common Stock on a previous date selected by the Committee multiplied by the number of Book Value Award Units granted.

     (b) There may be more than one Performance Cycle in existence at any one time for Book Value Awards, and the duration of Performance Cycles may differ from each other.

     (c) During any Performance Cycle, the Committee may adjust the performance goals for such Performance Cycle as it deems equitable in recognition of unusual or non-recurring events affecting the Company, changes in applicable tax laws or accounting principles, or such other factors as the Committee may determine, provided, however, that the Committee may specify at the time an Award is made that the performance goals applicable thereto may not be reduced during the term of the Award.

The Commerce Group, Inc.

Item 4.  Submission of Matters to a Vote of Security Holders
 - CONTINUED

     (d) As soon as practicable after the end of a Performance Cycle, the Committee shall determine the value of the compensation to which the Participant is entitled on the basis of the terms of the Book Value Award. The payment values of Book Value Awards shall be distributed to the Participant as soon as practicable thereafter. The Committee shall determine, at or after the time of grant of Book Value Awards, whether payment values will be settled in whole or in part in cash or other property, including Common Stock or Awards.

Section 9. Performance Stock Units

     (a) A Performance Stock Unit is an Award entitling the Participant to acquire shares of Common Stock upon the attainment of specified performance goals. Subject to the provisions of the Plan, the Committee may award Performance Stock Units and determine the performance goals applicable to each such Award, the number of such shares for each Performance Cycle, the duration of each Performance Cycle and all other limitations and conditions applicable to the awarded Performance Stock Units. There may be more than one Performance Cycle in existence at any one time, and the duration of Performance Cycles may differ from each other. The payment value of each Performance Stock Unit shall be equal to the Fair Market Value of one share of Common Stock on the date the Performance Stock Unit is earned or, in the desecration of the Committee, on the date the Committee determines that the Performance Stock Unit has been earned.

     (b) During any Performance Cycle, the Committee may adjust the Performance goals for such Performance Cycle as it deems equitable in recognition of unusual or non-recurring events affecting the Company, changes in applicable tax laws or accounting principles, or such other factors as the Committee may determine, provided, however, that the Committee may specify at the time an Award is made that the performance goals applicable thereto may not be reduced during the term of the Award.

     (c) As soon as practicable after the end of a Performance Cycle, the Committee shall determine the number of Performance Stock Units which have been earned by the Participant on the basis of performance in relation to the established performance goals. The payment values of earned Performance Stock Units shall be distributed to the Participant as soon as practicable thereafter. The Committee shall determine, at or after the time of award, whether payment values will be settled in whole or in part in cash or other property, including Common Stock or Awards.

The Commerce Group, Inc.

Item 4.  Submission of Matters to a Vote of Security Holders
 - CONTINUED

Section 10. Restricted Stock

     (a) A Restricted Stock Award is an Award entitling the Participant to acquire shares of Common Stock for a purchase price equal to or greater than their par value, subject to such conditions and restrictions, including, without limitation, a Company right during a specified period or periods to repurchase such shares at their original purchase price (or to require forfeiture of such shares) upon the Participant's termination of employment, as the Committee shall determine.

     (b) Subject to the provisions of the Plan, the Committee may award shares of Restricted Stock and determine the purchase price (if any) therefor, the duration of the Restricted Period during which, and the conditions under which, the shares may be forfeited to or repurchased by the Company and the other terms and conditions of such Awards. Shares of Restricted Stock may be issued for no cash consideration or such minimum consideration as may be required by applicable law.

     (c) Shares of Restricted Stock may not be sold, assigned, transferred, pledged or otherwise encumbered, except as permitted by the Committee, during the Restricted Period. Shares of Restricted Stock shall be evidenced in such manner as the Committee may determine. Any certificates issued in respect of shares of Restricted Stock shall be registered in the name of the Participant and, unless otherwise determined by the Committee, deposited by the Participant, together with a stock power endorsed in blank, with the Company. At the expiration of the Restricted Period, the Company shall deliver such certificates to the Participant.

     (d) A Participant shall have all the rights of a stockholder with respect to the Restricted Stock including voting and dividend rights, subject to restrictions on transferability and Company repurchase of forfeiture rights described in this Section and subject to any other conditions determined by the Committee and contained in the Award.

Section 11. Stock Units

     (a) Subject to the provisions of the Plan, the Committee may award Stock Units subject to such terms, restrictions, conditions, performance criteria, vesting requirements and payment rules as the Committee shall determine.

     (b) Shares of Common Stock awarded in connection with a Stock Unit shall be issued for no cash consideration or such minimum consideration as may be required by applicable law.

The Commerce Group, Inc.

Item 4.  Submission of Matters to a Vote of Security Holders
 - CONTINUED

Section 12. General Provisions Applicable to Awards

     (a) Notwithstanding any other provision of the Plan, in order to qualify for the exemption provided by Rule 16b-3 under the Act, and any successor provision, (i) any Common Stock or other equity security offered under the Plan to a Participant subject to Section 16 of the Act (a "Section 16 Participant") other than pursuant to an Option may not be sold for six months after acquisition; any Common Stock or other equity security acquired by a Section 16 Participant upon exercise of an Option may not be sold for six months after the date of grant of the Option; and any SAR granted to a Section 16 Participant may not be exercised for six months after the date of grant; and (ii) any Option , SAR or other similar right related to an equity security issued under the Plan shall not be transferable other than by will or the laws of decent and distribution. The Committee shall have no authority to take any action if the authority to take such action, or the taking of such action, would disqualify the Plan or any Award from the exemption provided by Rule 16b-3 under the Act, and any successor provision.

     (b) Each Award under the Plan shall be evidenced by a writing delivered to the Participant specifying the terms and conditions thereof and containing such other terms and conditions not inconsistent with the provisions of the Plan as the Committee considers necessary or advisable to achieve the purposes of the Plan or comply with applicable tax and regulatory laws and accounting principles.

    (c) Each Award may be made alone, in addition to or in relation to any other Award. The terms of each Award need not be identical, and the Committee need not treat Participants uniformly. Except as otherwise provided by the Plan or a particular Award, any determination with respect to an Award may be made by the Committee at the time of award or at any time thereafter.

     (d) The Committee shall determine whether Awards to Participants are settled in whole or in part in cash, Common Stock, other securities of the Company, Awards or other property. The Committee may permit a Participant to defer all or any portion of a payment under the Plan, including the crediting of interest on deferred amounts denominated in cash and dividend equivalents on amounts denominated in Common Stock.

     (e) In the discretion of the Committee, any Award to a Participant under the Plan may provide the Participant with (i) dividends or dividend equivalents payable currently or deferred with or without interest and (ii) cash payments in lieu of or in addition to an Award.

The Commerce Group, Inc.

Item 4.  Submission of Matters to a Vote of Security Holders
 - CONTINUED

     (f) The Committee shall determine the effect on an Award of the disability, death, retirement or other termination of employment of a Participant and the extent to which, and the period during which, the Participant's legal representative, guardian or designated beneficiary may receive payment of an Award or exercise rights thereunder.

     (g) In order to preserve the rights of a Participant under an Award in the event of a change in control of the Company, the Committee in its discretion may, at the time an Award is made or at any time thereafter, take one or more of the following actions with respect to any such change of control: (i) provide for the acceleration of any time period relating to the exercise or realization of the Award,(ii) provide for the purchase of the Award upon the Participant's request for an amount of cash or other property that could have been received upon the exercise or realization of the Award had the Award been currently exercisable or payable, (iii) adjust the terms of the Award in a manner determined by the Committee, (iv) cause the Award to be assumed, or new rights substituted therefor, by another entity, or (v) make such other provision as the Committee may consider equitable and in the best interests of the Company.

     (h) The Participant shall pay to the Company, or make provision satisfactory to the Committee for payment of, any taxes required by law to be withheld in respect of Awards under the Plan no later than the date of the event creating the tax liability. In the Committee's discretion, such tax obligations may be paid, in whole or in part, in shares of Common Stock, including shares retained from the Award creating the tax obligation, valued at their Fair Market Value on the date of delivery, provided, however, that with respect to any Section 16 Participant, any such retention of Shares shall be made in compliance with any applicable requirements of Rule 16b-3(e) or any successor Rule under the Act. The Company may, to the extent permitted by law, deduct any such tax obligations from any payment of any kind otherwise due to the Participant.

     (i) For purposes of the Plan, the following events shall not be deemed a termination of employment of a Participant:

     (i) a transfer to the employment of the Company from a subsidiary or from the Company to a subsidiary, or from one subsidiary to another, or

     (ii) an approved leave of absence for military service or sickness, or for any other purpose approved by the Company, if the Participant's right to reemployment is guaranteed either by a statute or by contract or under the policy pursuant to which the leave of absence was granted or if the Committee otherwise so provides in writing.

The Commerce Group, Inc.

Item 4.  Submission of Matters to a Vote of Security Holders
 - CONTINUED

For purposes of the Plan, employees of a subsidiary of the Company shall be deemed to have terminated their employment on the date on which such subsidiary ceases to be a subsidiary of the Company.

     (j) The Committee may amend, modify or terminate any outstanding Award held by a Participant, including substituting therefor another Award of the same or a different type, changing the date of exercise or realization, converting an Incentive Stock Option to a Non-Qualified Stock Option, and modifying or waiving the restrictions with respect to any Restricted Stock, provided that the Participant's consent to such action shall be required unless the Committee determines that the action, taking into account any related action, would not materially and adversely affect the Participant.

Section 13. Miscellaneous

     (a) No person shall have any claim or right to be granted an Award, and the grant of an Award shall not be construed as giving a Participant the right to continued employment. The Company expressly reserves the right at any time to dismiss a Participant free from any liability or claim under the Plan, except as expressly provided in the applicable Award.

     (b) Nothing contained in the Plan shall prevent the Company from adopting other or additional compensation arrangements for its employees.

     (c) Subject to the provisions of the applicable Award, no Participant shall have any rights as a stockholder with respect to any shares of Common Stock to be distributed under the Plan until he or she becomes the holder thereof. A Participant to whom shares of Common Stock are awarded shall be considered the holder of the Shares at the time of the Award except as otherwise provided in the applicable Award.

     (d) Subject to the approval of the stockholders of the Company, the Plan shall be effective an March 18, 1994. Prior to such approval, Awards may be made under the Plan expressly subject to such approval.

     (e) The Board may amend, suspend or terminate the Plan or any portion thereof at any time, provided, however, that no amendment shall be made without stockholder approval if such approval is necessary to comply with any applicable tax or regulatory requirement, including any requirements for exemptive relief under Section 16(b) of the Act, or any successor provision.

     (f) Awards may not be made under the Plan after ten years from its effective date, but then outstanding Awards may extend beyond such date.

The Commerce Group, Inc.


PART II - OTHER INFORmation



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)	Form 8-K - none filed during the third quarter of 1997.



















SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               THE COMMERCE GROUP, INC.




                                           RANDALL V. BECKER
                                           Randall V. Becker
                                Treasurer and Chief Accounting Officer

The Commerce Group, Inc.


PART II - OTHER INFORmation



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)	Form 8-K - none filed during the third quarter of 1997.


















SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             THE COMMERCE GROUP, INC.





                                           Randall V. Becker
                                Treasurer and Chief Accounting Officer