Form 10-K
period 1997-12-31
COMMERCE GROUP INC /MA
filed 1998-03-27
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
	OF 1934
	For the fiscal year ended December 31, 1997

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE
	ACT OF 1934 [NO FEE REQUIRED]
	For the transition period from				 to
			.

	Commission file number 0-16882

The Commerce Group, Inc.
(Exact name of registrant as specified in its charter)

	Massachusetts				04-2599931
(State or other jurisdiction		  (IRS Employer Identification No.)
     of incorporation)

	       211 Main Street					   01570
		 Webster, Massachusetts				(Zip Code)
	(Address of principal executive offices)

Registrant's telephone number, including area code: (508) 943-9000 Securities registered pursuant to Section 12(b) of the Act:

							Name of each Exchange
	Title of each Class			  on Which Registered
Common Stock, $.50 Par Value Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

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

	The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1998, was approximately $802,587,321.

	As of March 1, 1998, the number of shares outstanding of the registrant's common stock (exclusive of treasury shares) was 36,042,652.

DOCUMENTS INCORPORATED BY REFERENCE

	Parts I and II of this Form 10-K incorporate by reference information from the registrant's annual report to stockholders for the fiscal year ended December 31, 1997 (the "1997 Annual Report"). The 1997 Annual Report, except for portions thereof which have been specifically incorporated by reference, shall not be deemed "filed" as part of this Form 10-K.

	Portions of the registrant's definitive Proxy Statement for its special meeting in lieu of the annual meeting of stockholders which the Company intends to file within 120 days after the end of the registrant's fiscal year ended December 31, 1997 are incorporated by reference into Part III hereof as provided therein.
<page





TABLE OF CONTENTS

		    Page

Glossary of Selected Insurance
Terms................................................	 3

Part I
Item 1.
	Business..........................................................
 ......	 7
		A.
	General...........................................................
	10
		B.	Commonwealth Automobile
Reinsurers................................	12
		C.
	Marketing.........................................................
	14
		D.
	Underwriting......................................................
	16
		E.
	Reinsurance.......................................................
	18
		F.	Settlement of
Claims..............................................	19
		G.	Loss and Loss Adjustment Expense
Reserves.........................	20
		H.	Operating
Ratios..................................................	23
		I.
	Investments.......................................................
	24
		J.
	Regulation........................................................
	26
		K.
	Competition.......................................................
	31
		L.	Other
Matters.....................................................	32
Item 2.
	Properties........................................................
 ......	32
Item 3.	Legal
Proceedings.......................................................
	32
Item 4.	Submission of Matters to a Vote of Security
Holders.....................	33
Item 4A.	Executive Officers of the
Registrant....................................	33

Part II

Item 5.	Market for Registrant's Common Stock and Related Stockholder
Matters....	35
Item 6.	Selected Financial
Data.................................................	35
Item 7.	Management's Discussion and Analysis of Financial Condition
and
		 Results of
Operations..................................................	35
Item 8.	Financial Statements and Supplementary
Data.............................	36
Item 9.	Changes in and Disagreements with Independent Auditors on
Accounting
		 and Financial
Disclosure...............................................	36

Part III

Item 10.	Directors and Executive Officers of the
Registrant......................	36
Item 11.	Executive
Compensation..................................................	36
Item 12.	Security Ownership of Certain Beneficial Owners and
Management..........	36
Item 13.	Certain Relationships and Related
Transactions..........................	36

Part IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form
8-K.........	37

	Signatures........................................................
 ......	38
		Index to Financial Statement
Schedules..................................	40
		Index to
Exhibits.......................................................	52







2
<page


GLOSSARY OF SELECTED INSURANCE TERMS

Assumed premium.................... Premiums acquired or allocated to an insurer other  than
through its independent agencies.

Best's............................. A.M. Best Company, Inc. is a  rating agency reporting on
the financial condition of insurance
companies. A.M. Best's statistics
cited in this Form 10-K are based
upon information voluntarily
submitted to it by insurers. The
Company is aware of at least one
domestic insurer that has not
submitted data to Best's and
therefore may not be reflected in
Best's market share statistics.

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

Combined ratio..................... A combination of the underwriting expense  ratio and the
loss and LAE ratio determined in
accordance with Statutory Accounting
Practices ("SAP"). The underwriting
expense ratio measures the ratio of
underwriting expenses to net
premiums written, determined in
accordance with SAP.  The loss and
LAE ratio measures the ratio of
incurred losses and LAE to earned
premiums, determined in accordance
with SAP.

Commissioner....................... The  Commissioner of  the Division
of Insurance  of the
Commonwealth of Massachusetts.

Commonwealth Automobile
Reinsurers ("C.A.R.").............. C.A.R. is a Massachusetts mandated reinsurance mechanism,
under which all premiums, expenses
and losses on ceded business are
shared by all insurers. It is
similar to a joint underwriting
association because a number of
insurers (41 in 1997) act as
Servicing Carriers for the risks it
insures.

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

Loss and LAE ratio................. The  ratio of  incurred  losses and loss adjustment ex-
penses, net of reinsurance
recoveries, to earned premiums.







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

Safe Driver Insurance Plan ("SDIP") A program mandated by state law that encourages safe driving by rewarding drivers who do not cause an accident, or incur a traffic law violation and by making sure that high-risk drivers pay a greater share of insurance costs.
Under SDIP, drivers incur surcharge
points for traffic violations and
at-fault accidents.  Drivers also
earn credit points for each incident
free year.  Drivers begin at a
starting or neutral SDIP Step 15.
Drivers can earn credits down to
SDIP Step 9, the lowest step and
incur surcharge points up to SDIP
Step 35, the highest step.

Servicing Carrier.................. An   automobile   insurer   writing
business    in
Massachusetts which can reinsure
risks through C.A.R. while remaining
responsible for servicing the
related policies and which must
provide a market for ERPs assigned
to it by C.A.R.


5
<page



Soft market........................ An  insurance  market in  which the supply of insurance
exceeds the current demand and
premiums are relatively low.

Statutory accounting practices..... Recording  transactions and preparing financial  state-
ments in accordance with the rules
and procedures prescribed or
permitted by an insurer's state
insurance regulatory authority for
the purposes of financial reporting
to regulators, which in general
reflect a liquidating, rather than
going concern, concept of
accounting.

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




























6
<page


PART I

ITEM 1. BUSINESS

	The Commerce Group, Inc. (the "Company"), was incorporated in 1976. The Company is engaged principally in providing personal and commercial property and casualty insurance in Massachusetts primarily through it's subsidiary, The Commerce Insurance Company ("Commerce"), which was incorporated in 1971. The Company's principal insurance line is motor vehicle insurance, primarily covering personal automobiles.
The Company also offers commercial automobile, homeowners, inland marine, fire, general liability and commercial multi-peril insurance. The Company also writes insurance in the state of California through Western Pioneer Insurance Company ("Western Pioneer"), a personal automobile insurer located in Pleasanton, California, which was acquired on August 31, 1995. In addition, the Company originates residential and commercial mortgages on a limited basis within Massachusetts and Connecticut and operates an insurance agency dealing in a full line of insurance products, including those of the Company.

	The Company's business strategy is to focus its insurance activities primarily on the personal automobile market. Presently, the Company has over 771,000 policies in force, 747,000 of which are in force throughout the Commonwealth of Massachusetts. The Company, through Commerce and Citation Insurance Company ("Citation"), wholly-owned subsidiaries of Commerce Holdings, Inc. ("CHI") which is a wholly-owned subsidiary of the Company, has been the largest writer of personal property and casualty insurance in Massachusetts in terms of market share of direct premiums written since 1990. At year end 1997 and 1996, the Company's Massachusetts private passenger automobile market share was 21.8% and 20.8%, respectively. The Company is also one of the leading writers of commercial automobile insurance in the Commonwealth. During 1997, 97.9% of the Company's $768,649,000 in direct premiums written were derived from personal automobile (including Western Pioneer's direct premiums written of $27,486,000), commercial automobile and homeowners insurance, its three core lines of business. These lines represented $661,077,000 , $37,072,000 and $54,256,000, or 86.0%, 4.8%
and 7.1%, respectively, of the Company's direct premiums written.

	While the Company's business strategy remains focused on activities primarily related to personal automobile insurance in the states of Massachusetts and California, the Company is newly licensed in the states of Connecticut, Maine, New Hampshire, Rhode Island and Vermont. The Company began writing in Rhode Island in January 1998 and is gearing internal operating systems to accommodate the remaining New England states in the future.

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

	Because the Company offers its product lines only through independent agencies, its relationships with those agencies are critical to its continued success. The Company believes that it is the preferred provider for most of its agencies and that as a result of such position it has gained access to policyholders with average or above-average underwriting profit characteristics in its personal and commercial automobile insurance lines. The Company carefully selects and retains agencies whose premium growth and loss ratio experience meet the Company's agency criteria, and devotes substantial resources to fostering and maintaining strong relationships with its existing agencies. The Company pays its agencies significant compensation in the form of profit sharing which is based in part on the underwriting profits of the agency's business written with the Company. Based upon agency surveys conducted several times a year, the Company believes it is attentive to the needs and requirements of its agencies. The Company emphasizes its commitment to the Massachusetts insurance market, its responsiveness in servicing claims and its internal support for agency operations, including direct billing of insureds, direct claim reporting, on-line inquiry systems for its agents and by providing competitively priced automobile insurance programs and products.





7
<page



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

	Beginning in the latter part of 1995, the Company began to actively pursue group marketing programs. The primary purpose of group marketing programs is to provide participating groups with a convenient means of purchasing automobile insurance through associations and employee groups. Billing is primarily through direct billing with payroll deduction available. Emphasis is placed on writing larger groups, although accounts with as few as 25 participants are considered. Groups are eligible for rate discounts which must be filed annually with the Division of Insurance. In general, the Company looks for groups with mature/stable membership, favorable driving records and below average turnover ratios. Participants who leave the sponsoring group during the term of the policy are allowed to maintain the policy until expiration. At expiration, a regular Commerce policy may be issued at the insured's option.

	During the latter part of 1995, Commerce signed group marketing agreements with the five American Automobile Association Clubs of Massachusetts ("AAA clubs") offering a 10% discount on automobile insurance to the clubs' members who reside in Massachusetts. In 1997, two AAA clubs were consolidated, therefore leaving only four clubs. Primarily, as a result of the fourth consecutive private passenger rate reduction, a 6.0% percent AAA club discount was approved for policies effective as of January 1, 1998. Previously, a 10% discount had been effective since the latter part of 1995. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and has been the primary reason for a 40.6% increase in the number of personal automobile exposures written by Commerce since the groups' inception. The Company expects this increase to level off in 1998 as evidenced by an 8.3% increase in personal automobile exposures in 1997 as compared to an 29.8% increase in 1996. In 1997, total direct premiums written attributable to the AAA group business were $422,074,000 or 54.9% of the Company's total direct premiums written (66.6% of total Massachusetts personal automobile premiums written), an increase of 22.6% over 1996. Total exposures attributable to the AAA clubs group business were 522,098 or 65.8% of total personal automobile exposures in 1997, an increase of 102,445 or 24.4% over 1996. Of this amount, approximately 10% was written through insurance agencies owned by the AAA clubs. The remaining 90% was written through the Company's network of independent agents.

	Initially, the Massachusetts statute governing group marketing programs required that 35% of the eligible members must participate in a group marketing program within the first year. Accordingly, Commerce and the AAA clubs aggressively pursued AAA members for the AAA Group Marketing Program. At December 31, 1996, Commerce had achieved the objective of writing more than 35% of the AAA members within the first year, as over 300,000 AAA members joined the program. The particular portion of the statute, dealing with achieving the 35% penetration level in one year, was amended by the Massachusetts Legislature in early 1997 to allow two years to reach the required penetration level. In December 1997, a bill was passed in the Massachusetts Legislature to further waive for an additional year the requirement that 35% of a group's members purchase insurance through the group in order for the group to be renewed during 1998.

	Commerce and the AAA clubs have agreed that Commerce shall be their exclusive underwriter of Massachusetts personal automobile group programs. This contract may be terminated by the AAA clubs upon written notice to Commerce, whose termination shall take effect at a minimum of three years from notice of termination.

	In March 1997, the Company was granted approval, for the 1997 calendar year, to offer its customers safe driver deviations of 10 percent to drivers with SDIP classifications of either Step 9 or 10. These are the two best driver SDIP classifications in Massachusetts, representing drivers with no at fault accidents and not more than one minor moving vehicle violation in the last six years. For drivers that qualified, the Company's group automobile discounts and SDIP deviations could be combined for up to a 19% reduction from the state mandated rates. In February 1998, approval of SDIP deviations of 15% for Step 9 and 4% for Step 10 SDIP classifications were granted for the 1998 calendar year. For drivers that qualify, the Company's group automobile discounts and SDIP deviations can be combined for up to a 20.1% reduction from the state mandated rates.

8
<page



	In November 1997, the Company received state regulatory approval to implement an installment fee of $3.00 on each invoice following the down payment, for all private passenger automobile policies effective January 1, 1998. The $3.00 installment fee also replaced the 1.25% finance charge calculation for homeowner and dwelling policies paid on a 10 payment installment basis. Previously, for 1996 and 1997, the Company eliminated interest based finance fees on personal automobile insurance policies.

	The Company's other than personal automobile products tend to be derived from its other two core product lines and therefore have had relatively predictable risk profiles. The Company offers a preferred risk homeowners product through Citation, which has an alternative pricing schedule for selected insureds meeting more restrictive underwriting guidelines. Citation also provides a separate rating tier
for preferred commercial automobile business.   Approximately 15.4% of
the voluntary commercial automobile premium produced by its voluntary agents in 1997 was written by Citation. The Company expects that this secondary rating tier will continue to assist the Company in retaining its better commercial automobile accounts, while also further increasing the percentage of commercial automobile business that can be retained voluntarily by the Company in 1998 and beyond.

	The Company's long-term commitment to providing consistent markets for Massachusetts independent agencies, coupled with the withdrawal by several national companies from the Massachusetts personal automobile market, which occurred during the years 1987 through 1991, has been a significant factor in enabling the Company to increase its market share by adding agencies which meet its agency criteria. The Company believes that Massachusetts agencies are more likely to seek to develop and expand relationships with domestic insurers, which, like the Company, have a long-term commitment to the Massachusetts personal automobile market.

	The Company continues to monitor acquisition opportunities with regard to smaller automobile insurance companies that are in need of capital, have established management in place and present significant growth opportunities in their market areas. On August 31, 1995, the Company completed the acquisition of Western Pioneer, a personal automobile insurer, located in Pleasanton, California.

	The Company's long-term growth objective is to expand its writings outside of Massachusetts. In continued pursuit of this objective, the Company became licensed in the states of Connecticut and Rhode Island during 1996 and in the states of Vermont and New Hampshire in 1997. License approval in the state of Maine was received in February 1998. Concurrent with the filings submitted for these licenses, the Company entered into an agreement with Policy Management Services Corporation, Inc. ("PMSC") and purchased software which allow for the development of internal operating systems which will enable the Company to process policies in states outside of Massachusetts. To facilitate this development and, at the same time, address the year 2000 processing issue facing computer system users, the Company has established the Team 2000 and Century Change projects which are corporate-wide efforts to prepare the Company's systems for the next millennium. These projects involve internal staff costs as well as consulting expenses to prepare the systems for the year 2000. Costs to date for the Century Change project have been approximately $1.1 million (all of which relate to 1997). Administration, programming, testing and implementation of system applications related to Century Change are expected to cost an additional $6 million over the next 24 months. Approximately $4 million is expected to be expensed during 1998 with the remainder through the end of 1999.

	The Company is utilizing both internal and external resources on the Century Change Project. The Company has a formal plan to address the Century Change issue and is progressing in accordance with that plan. Programming changes dealing with policy issuance and maintenance of same is expected to be completed by year-end 1998. Other internal changes are scheduled to be completed in accordance with specified delivery dates as outlined in the plan. The Company's plan has been designed to, and is proceeding so as to, avoid any adverse business production issues.

	The Company has reviewed the Century Change status of vendors who perform outside processing for the Company or whose software the Company uses for internal processing. This review has determined that the related software used by or provided by these vendors either is currently century ready or will be ready without any adverse impact on the Company.





9
<page



	Upon completion of the Century Change project, the Company expects to focus its efforts on the Team 2000 project which will eventually replace the Company's existing internal computer systems for Massachusetts business utilizing software purchased from PMSC. Costs to date for the Team 2000 effort have been approximately $28 million.
Costs applicable to 1997 were approximately $17 million, of which $15.6 million was expensed during the year. Total Team 2000 project costs over the next 5 to 7 years have been estimated at approximately $60 million including funds expended to date. This amount includes the purchase of a main frame computer, license fees and the costs associated with programming, implementation and training. Systems enabling the Company to process policies in Rhode Island have been in place since January 1998. Other states will be brought on-line in the future.

	In the past, the Company has devoted substantial time and resources to the development of its current information systems, which enhanced both its underwriting and its agency support. Through the use of several customized software programs, the Company has the ability to analyze its internal historical underwriting data and use such information in making, in the Company's belief, more informed underwriting decisions. In particular, the Company believes that the amount and extent of detail data accumulated as a result of its share of the personal automobile market gives the Company a competitive advantage in determining which automobile risks to reinsure through C.A.R. The Company's information systems also enable it to provide extensive support to its agencies. This support includes a direct billing system, which covers over 97% of the Company's policyholders, an on-line inquiry system, which allows agencies to ascertain the status of pending claims and direct bill information and a system which allows Company agencies to quote premiums for the Company's three core product lines directly to policyholders. Because the Company emphasizes its commitment to enhancing and expanding the role of its information systems, it also recognizes that current systems may not provide the distinct competitive advantage when looking outside of Massachusetts. The Team 2000 project will enable the Company to produce management and agency information necessary to establish similar competitive advantages as it expands.


A. General

Insurance Lines

	Commerce and Citation, the Company's Massachusetts property and casualty insurance subsidiaries, currently have a combined Best's rating of A (Excellent). Western Pioneer, the Company's California property and casualty subsidiary, currently has a Best's rating of A- (Excellent). According to Best's, an insurer with an Excellent rating has demonstrated, in Best's opinion, excellent overall performance when compared to standards developed by Best's.

	Direct premiums written totalled approximately $768,649,000 in 1997, of which motor vehicle insurance accounted for approximately $698,149,000, homeowners insurance accounted for approximately $54,256,000 and commercial multi-peril insurance accounted for approximately $8,726,000. Western Pioneer produced approximately $27,486,000 or 3.6% of the Company's total direct premiums written in 1997 of which motor vehicle insurance accounted for approximately $27,397,000. During 1996, direct premiums written totalled approximately $731,823,000, of which motor vehicle insurance accounted for approximately $663,290,000, homeowners insurance accounted for approximately $52,377,000 and commercial multi-peril insurance accounted for approximately $9,244,000. Western Pioneer produced approximately $27,384,000 or 3.7% of the Company's total direct premiums written in 1996 of which motor vehicle insurance accounted for $27,282,000. Earned premiums are included in total revenues of the Company and represent the net earned premiums remaining after assumed and ceded reinsurance. In 1997 and 1996, total revenues included insurance premiums earned of approximately $730,497,000 and $668,716,000, respectively. Motor vehicle insurance accounted for approximately 94.6% and 94.6%, homeowners insurance accounted for approximately 4.0% and 4.0% and commercial multi-peril insurance accounted for approximately 0.9% and 1.0% of total earned premiums, in 1997 and 1996, respectively.

	The Company's principal insurance line is personal automobile insurance. The Company offers automobile policyholders the following types of coverage: bodily injury liability coverage, including underinsured and uninsured motorist coverage, property damage liability coverage and physical damage coverage, including fire, theft and other hazards specified in the policy. Policies are usually written for one-year terms. The Company's published liability limits are $500,000 per person for bodily injury, $1,000,000 per accident and $100,000 for property damage. Liability limits of $100,000 per person injured, $300,000 per accident and $100,000 for property damage are the limits most commonly purchased from the Company.

10
<page



	Personal automobile insurance is heavily regulated in Massachusetts and California. Marketing and underwriting strategies for companies operating in Massachusetts continue to be dominated by automobile premium rates and commission levels which are mandated by the Massachusetts Division of Insurance and by current and prospective legislation affecting the industry. Automobile premium rates in Massachusetts are among the highest in the nation as a direct result of high costs incurred by companies which provide this type of protection. Claims, the costs associated with the processing and settling of claims, assessments required to subsidize the involuntary market mechanism, accident rates, bodily injury claims and medical care costs remain among the highest in the nation. Additionally, traffic density, as defined by vehicle miles divided by highway miles, is among the highest in the nation.

	During the three-year period from 1995 to 1997, Massachusetts personal automobile insurance premium rates decreased an average of 5.6% per year. The Commissioner approved an average 4.0% decrease in personal automobile premiums for 1998, the fourth decrease in as many years. Average rates decreased by 6.2%, 4.5% and 6.1% in 1997, 1996 and 1995, respectively. Coinciding with the 1998 rate decrease, the Commissioner also approved a 7.4% decrease in commission rates to agents selling private passenger automobile insurance for 1998. The decision slightly offsets the financial impact of the average 4.0% decrease in personal automobile premiums for 1998.

	Although personal automobile premium rates decreased an average of 6.2% in 1997, the impact upon the Company resulted in only a 1.8% decrease in the average personal automobile premium per exposure. The 1.8% decrease for the Company is significantly less than the average rate decrease of 6.2% due to the facts that the rate decision did not anticipate purchases of new automobiles in the year to which the rate decision applied and, secondly, the Company's mix of personal automobile business differs from that of the industry.

	The 1997 and 1998 rate decreases were partially driven by corrections for an industry error that had impacted prior year rate decisions. The industry error, estimated at $200 million, resulted from a miscalculation of industry expense allowances that had the effect of overstating rates from 1991 through 1996. Rates for 1997 were adjusted to recoup an estimated $50 million from the industry. Rates for 1998 and 1999 have and will be adjusted to recoup the remaining amount estimated to be $150 million.

	Additionally, 1997 and 1998 rates were decreased as a result of the reconciliation of the Safe Driver Insurance Plan ("SDIP") which is designed to be revenue neutral. In most recent past years, the SDIP reconciliation resulted in a deficit which was then added into the rates for the subsequent years. The 1996 SDIP reconciliation, however, resulted in a surplus.

	The Company had performed an analysis of the 1997 rate decision in early 1997. The Company estimated the impact of the above two items on its results assuming its market share remained the same as it was at the end of 1997. The Company's share of the Massachusetts personal automobile market increased from 20.8% at the end of 1996 to 21.8% at the end of 1997. The earned premium impact of the above two items has been re-estimated at approximately $16.0 million for 1997, $24.1 million for 1998 and $14.1 million for 1999. The earnings per share after-tax impact resulting from lower earned premiums was $0.29 for 1997, and is estimated to be $0.43 and $0.24 for 1998 and 1999, respectively. If the Company's future market share increases (decreases), a larger (smaller) financial impact would result.

	In June 1997, the Massachusetts Supreme Judicial Court ("Court") rejected an appeal filed by the Automobile Insurers Bureau of Massachusetts ("AIB") that challenged the Commissioner's decision to prospectively decrease future rates for the miscalculation of the industry expense allowance. (The SDIP reconciliation component was not challenged.) The AIB's argument was that, according to statute, there is a prohibition against retroactive rate making in Massachusetts which effectively bars the examination of past year's data once all involved parties have agreed to the rate decision. The Court ruled that retroactive rate making was indeed illegal, but indicated that special circumstances permitted returning the money in the form of rate reductions. In a related challenge, the Court rejected on technical grounds, one insurers claim of an unfair adverse impact related to the prospective nature of the rate reduction.








11
<page



	The 1998 rate decision also included a 7.4% reduction in agents' commission rates from the 1997 commission rates. Again, as in 1997, companies will calculate commissions on business subject to safe driver deviations, net of the deviation. After the 1997 rate decision, a suit was filed by the Massachusetts Association of Insurance Agents ("MAIA") challenging this method of calculation. In July 1997, the Court upheld the Commissioner's ruling that agents' commissions on 1997 premiums, subject to safe driver deviations, would be based on net premium amounts. The 1996 commissions were based on premium amounts net of group discounts but gross of safe driver deviations. The Commissioner's ruling resulted in agents receiving fewer commission dollars on a per policy basis.

	The Company also offers homeowners insurance in Massachusetts, including a very limited amount of policies in designated coastal areas. The Company's standard homeowners policy is an all risk, replacement cost insurance policy covering a dwelling and the contents contained therein. The Company's published limits of liability for property damage to a dwelling are a minimum coverage of $60,000 and a maximum coverage of $600,000, although some policies over this amount are written on an exception basis. For personal liability, the minimum coverage is $100,000 and the maximum coverage is $1,000,000. The average dwelling coverage amount per policy is approximately $140,000, and generally, the average amount of contents coverage is 70% of the amount of coverage for the dwelling, with limitations on the amount of coverage per item placed on securities, cash, jewelry, furs, silverware and firearms. However, additional coverage for such items can be purchased on a scheduled personal property basis. The Company also offers $1,000,000, $2,000,000 and $3,000,000 personal liability umbrella coverage for homeowners policies requiring certain specified underwriting coverages which are reinsured through American Reinsurance Corporation.

	The Company offers a preferred homeowners product through Citation which has higher policy limits and a lower premium structure and is designed primarily for homes with above-average market values. The Company also applies more stringent underwriting criteria by, among other things, limiting the product to homes with modern electrical systems.

	The Company also offers inland marine, fire, general liability and commercial multi-peril insurance.

Mortgage Operations

	Insurance companies are authorized to invest in mortgages and the Company formed Bay Finance Company, Inc. ("Bay Finance") to originate and service residential and commercial mortgages in Massachusetts and Connecticut. During fiscal 1997, 1996 and 1995 the mortgage operations accounted for approximately $4,448,000, or 0.5%, $4,249,000, or 0.6% and $3,804,000, or 0.6% of the Company's consolidated total revenues, respectively.

Insurance Agency

	Clark-Prout Insurance Agency, Inc. ("Clark-Prout") is a wholly-owned insurance agency that writes both for the Company and for other insurance companies. During fiscal 1997, 1996 and 1995, Clark-Prout's revenues amounted to $840,000 , or 0.1%, $930,000, or 0.1% and
$1,203,000, or 0.2% of the Company's consolidated total revenues, respectively. The decrease in Clark-Prout's revenue is due to a change in how its customers are billed.

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






12
<page



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

	An insurer's proportionate share of the C.A.R. deficit is allocated on the basis of a formula called a participation ratio, which can vary significantly between the personal and commercial pools, and between different policy years. Under current regulations, an insurer's share of the C.A.R. deficit is based upon its market share for retained automobile risks for the particular pool, adjusted by a utilization formula, such that, in general, its participation ratio is disproportionately and adversely affected if its relative use of C.A.R. reinsurance exceeds that of the Massachusetts industry and favorably affected if its relative use of C.A.R. reinsurance is less than that of the Massachusetts industry. At year end 1997 and 1996, the Company's Massachusetts private passenger automobile market share was 21.8% and 20.8%, respectively. The current formula also contains a provision whereby certain high risk business, if reinsured through C.A.R., is excluded in determining an insurer's participation ratio. Finally, for the personal automobile C.A.R. pool, an insurer's participation ratio may be affected by credits received for not reinsuring through C.A.R. automobile risks in selected underpriced classes and territories. An insurer's participation ratio will be favorably affected if its relative use of credits exceeds the Massachusetts industry's.

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

	The C.A.R. utilization-based participation ratio has been in place since 1993, and individual companies in the marketplace make minor yearly changes to find the optimum balance between voluntary and ceded writings. In 1997, the Company ceded approximately $63,301,000 or approximately 10.0% of the Company's Massachusetts personal automobile direct premiums written, a decrease of 10.2% from 1996. The Company's strategy has been to voluntarily retain more of the types of personal automobile business that are factored as credits favorably impacting the utilization formula. As a result, credits impacting the utilization formula have favorably affected the Company's participation ratio. As of December 31, 1997, the Company estimates its personal automobile participation ratio to be approximately 18.0% which is several percentage points below the Company's estimated 21.8% share of the Massachusetts personal automobile market. Significant changes in the industry-wide private passenger cession percentage are not expected for 1998.


13
<page



	A phase-in of a utilization-based participation formula was implemented in the Massachusetts commercial automobile market. The phase-in began in 1992 and ended in 1995. Although commercial automobile insurance is a relatively smaller portion of the Company's total insurance writings, the related commercial automobile risk selection decisions remain an important element in determining profitability. In 1997, the Company ceded approximately $8,515,000 or 23.0% of the Company's Massachusetts commercial automobile direct premiums written, a decrease of 31.3% from 1996.

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

C. Marketing

	The Company markets its insurance products through a network of 692 licensed independent agencies, 541 throughout Massachusetts (of which 151 are ERPs) and 151 are in California. These independent agencies may also represent other insurance companies, some of which may compete directly with the Company. The independent insurance agencies are under contract with the Company's subsidiaries and must conduct their business according to the provisions of their contract. Contracts for Massachusetts agencies may be terminated by the Company upon 180 days' notice to the agency or at will by the agency.

	The Company seeks to establish long-term relationships with agencies that can generate a sizable volume of business with profitable underwriting characteristics and for which the Company will be among the top two or three preferred writers of its core products. The Company also assesses whether the mix of a prospective agency's business will expand the Company's presence in one or more of its core product lines. In 1997, each agency representing the Company in Massachusetts produced an average of approximately $1,338,000 of Company direct premiums written. Also in Massachusetts during 1997, 180 agencies produced in excess of $1.0 million of direct premiums written, an additional 53 agencies produced over $2.0 million, an additional 21 agencies produced over $3.0 million and lastly, an additional 11 agencies produced over $4.0 million. The Company's three largest agencies produced approximately $29.9, $13.5 and $11.2 million of the Company's direct premiums written, respectively, or approximately 3.9%, 1.8% and 1.5% in 1997. Total direct premiums written attributable to the AAA group business was $422,074,000 or 54.9% of the Company's total direct premiums written. Total exposures attributable to the AAA clubs group business were 522,098 or 65.8% of total personal automobile exposures in 1997, an increase of 102,445 or 24.4% over 1996. Of this amount, 10% was written through the AAA clubs and 90% was written through insurance agencies owned by the Company's network of independent agents.

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




















14
<page



	Company agencies receive commissions on policies written for the Company and are eligible to receive contingent commissions through a profit sharing arrangement. The Commissioner annually establishes a minimum average direct commission for personal automobile insurance, which in 1997 was 13.9%. With respect to policies reinsured through C.A.R., the maximum amount of commissions that C.A.R. will reimburse the Company is fixed at that prescribed rate. Consequently, there is an incentive for insurers not to permit their direct commission rate to vary materially from the prescribed rate. The Company's contingent commissions are tied to the underwriting profit on policies written by an agency based upon a rolling three year experience methodology. The Company generally pays up to 45% of the underwriting profit attributable to the agency's business. The profit sharing plan is a three year rolling plan, with one third of the current and two prior years profit years profit or loss, summed to a single payment. To qualify for profit sharing, a three-year average loss ratio of 50 to 55% is required. CAR credits for voluntary business written in urban area or credits for writing youthful operators on a voluntary basis increase the loss ratio eligibility for profit sharing up to 55% from 50%. Books of business with no available credits must achieve a lower loss ratio. In 1997, total commissions paid by the Company to its agencies amounted to 14.6% of direct premiums written, of which direct commissions and contingent commissions constituted 14.3% and 0.3%, respectively versus 15.6%, 14.4% and 1.2% in 1996, respectively. Direct commissions paid are higher than the personal automobile rates primarily due to higher commission rates paid on other lines of business. In September 1996, the Company announced a reduction to 20%, from a maximum of 25%, for the commission paid on homeowner insurance. This reduction is for policies effective March 1, 1998 and subsequent. In 1997, the Company's expense for contingent commissions was $2.2 million versus $9.0 million in 1996.
The Company also occasionally sponsors incentive award programs to encourage and reward agency profitability and growth. The last such program occurred during 1996 with trips taking place during the first few months of 1997. The Company ran such a program resulting in 315 agents earning incentives at a total cost of approximately $4.3 million. Much of the success of this program was attributable to group marketing programs.

	The Company's information systems enable it to provide extensive support to its agencies. This support includes a direct billing system, which covers over 97% of the Company's policyholders, an on-line inquiry system which allows agents to ascertain quickly the status of pending claims or direct bill information and a system which allows Company agents to quote many premiums directly to policyholders. The Company also emphasizes its commitment to enhancing and expanding the role of its information systems. The Company has provided agencies with the ability to generate personal automobile policies from their own offices and will continue to explore new options in light of the Team 2000 project.

	The Company believes that because of its compensation arrangements and by providing a consistent market with emphasis on service, an increasing number of the Company's agencies will rely on it as their principal supplier of insurance products. The Company believes that it is the preferred provider for most of its agencies. Although the Company believes, based on annual surveys of its agencies, that its relationships with its independent agencies are excellent, any disruption in these relationships could adversely affect the Company's business.

	During the latter part of 1995, Commerce signed group marketing agreements with the five American Automobile Association Clubs of Massachusetts ("AAA clubs") offering a 10% discount on automobile insurance to the clubs' members who reside in Massachusetts. In 1997, two AAA clubs were consolidated, therefore leaving only four clubs. Primarily, as a result of the fourth consecutive private passenger rate reduction, a 6.0% percent AAA club discount was approved for policies effective as of January 1, 1998. Previously, a 10% discount had been effective since the latter part of 1995. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and has been the primary reason for a 40.6% increase in the number of personal automobile exposures written by Commerce since the groups inception. The Company expects this increase to level off in 1998 as evidenced by an 8.3% increase in personal automobile exposures in 1997 as compared to an 29.8% increase in 1996. In 19970, total direct premiums written attributable to the AAA group business were $422,074,000 or 54.9% of the Company's total direct premiums written, an increase of 22.6% over 1996. Total exposures attributable to the AAA clubs group business was 522,098 or 65.8% of total personal automobile exposures in 1997, an increase of 102,445 or 24.4% over 1996. Of this amount, approximately 10% was written through insurance agencies owned by the AAA clubs. The remaining 90% was written through the Company's network of independent agents.






15
<page



	Initially, the Massachusetts statute governing group marketing programs required that 35% of the eligible members must participate in a group marketing program within the first year. Accordingly, Commerce and the AAA clubs aggressively pursued AAA members for the AAA Group Marketing Program. At December 31, 1996, Commerce had achieved the objective of writing more than 35% of the AAA members within the first year, as over 300,000 AAA members joined the program. The particular portion of the statute, dealing with achieving the 35% penetration level in one year, was amended by the Massachusetts Legislature in early 1997 to allow two years to reach the required penetration level. In December 1997, a bill was passed by the Massachusetts Legislature to further waive for an additional year, the requirement that 35% of a group's members purchase insurance through the group in order for the group to be renewed during 1998.

	Commerce and the AAA clubs have agreed that Commerce shall be their exclusive underwriter of Massachusetts personal automobile group programs. This contract may be terminated by the AAA clubs upon written notice to Commerce, whose termination shall take effect at a minimum of three years from notice of termination.

	In March 1997, the Company was granted approval, for the 1997 calendar year, to offer their customers safe driver deviations of 10 percent to drivers with SDIP classifications of either Step 9 or 10. These are the two best driver SDIP classifications in Massachusetts, representing drivers with no at fault accidents and not more than one minor moving vehicle violation in the last six years. For drivers that qualified, the Company's group automobile discounts and SDIP deviations could be combined for up to a 19% reduction from the state mandated rates. In February 1998, approval of SDIP deviations of 15% for Step 9 and 4% for Step 10 SDIP classifications was granted for the 1998 calendar year. For drivers that qualify, the Company's group automobile discounts and SDIP deviations can be combined for up to a 20.1% reduction from the state mandated rates.

	In November 1997, the Company received state regulatory approval to implement an installment fee of $3.00 on each invoice following the down payment, for all private passenger automobile policies effective January 1, 1998. The same $3.00 installment fee also replaced the 1.25% finance charge calculation for homeowner and dwelling policies paid on a 10-payment installment basis. Previously, for 1996 and 1997, the Company eliminated interest based finance fees on personal automobile insurance policies.


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

	The Company and each of the approximately 40 other Servicing Carriers must write all automobile risks submitted to them. Massachusetts personal automobile insurance rates are fixed annually by the Commissioner. All companies writing personal automobile policies are required to use such rates, unless they have received prior approval from the Commissioner to offer a lower rate. The actual premium paid by a particular policyholder, however, is adjusted, either up or down, based upon the SDIP record of the insured operator. Moving violations and accidents for which the insured was at fault within the most recent six year period are used to determine each operator's SDIP surcharge or credit. The Massachusetts personal automobile insurance market which became more competitive in late 1995 continued throughout 1996 and 1997 with the advent of group marketing programs and safe driver rate deviations.


16
<page



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

	Under Massachusetts law, residential property owners are strictly liable for damages caused by lead poisoning in children under age six residing in the premises, unless the property owner has a Letter of Compliance or a Letter of Interim Control (i.e. has taken or is taking specific measures to prevent lead poisoning). The Company has reduced its exposure to lead poisoning by (i) excluding from coverage all intra-familial claims for bodily injury or medical expenses brought by minors living in an insured's household, (ii) revising its underwriting standards for new and renewal business to avoid insuring properties with lead poisoning hazards and (iii) excluding from homeowners and dwelling fire liability coverage all lead poisoning perils to children under the age of six on policies for properties built prior to 1978 that contain rental units and where strict liability for lead poisoning would otherwise apply. Effective on March 1, 1998 a similar exclusion is being added to the Businessowners Program. With regard to the exclusion described in (iii), policy holders may buy a reinstatement of the excluded coverage through a policy endorsement for an additional premium, but very few such endorsements have been written. As a result of these remedial steps and its historical claims experience, the Company does not believe that its exposure to lead poisoning claims is material.

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

	The Company's long-term growth objective is to expand its writings outside of Massachusetts. In continued pursuit of this objective, the Company purchased Western Pioneer Insurance Company, a personal automobile insurer, located in Pleasanton, California in 1995. In addition, the Company became licensed in the states of Connecticut and Rhode Island during 1996 and in the states of Vermont and New Hampshire in 1997. License approval in the state of Maine was received in February 1998. Concurrent with the filings submitted for these licenses, the Company entered into an agreement with PMSC and purchased software which allow for the development of internal operating systems which will enable the Company to process policies in these five states and Massachusetts. To facilitate this development and, at the same time, address the year 2000 processing issue facing computer system users, the Company established the Team 2000 and Century Change projects which are corporate-wide efforts to prepare the Company's systems for the next millennium. These projects involve internal staff costs as well as consulting expenses to prepare the systems for the year 2000. Costs to date for the Century Change project have been approximately
$1.1 million (all of which relate to 1997). Administration, programming, testing and implementation of system applications related to Century Change are expected to cost an additional $6 million over the next 24 months. Approximately $4 million is expected to be expensed during 1998 with the remainder through the end of 1999.

	The Company is utilizing both internal and external resources on the Century Change Project. The Company has a formal plan to address the Century Change issue and is progressing in accordance with that plan. Programming changes dealing with policy issuance and maintenance of same is expected to be completed by year-end 1998. Other internal changes are scheduled to be completed in accordance with specified delivery dates as outlined in the plan. The Company's plan has been designed to, and is proceeding so as to, avoid any adverse business production issues.


17
<Page



	The Company has reviewed the Century Change status of vendors who perform outside processing for the Company or whose software the Company uses for internal processing. This review has determined that the related software used by or provided by these vendors are century ready.

	Upon completion of the Century Change project, the Company expects to focus its efforts on the Team 2000 project which will eventually replace the Company's existing internal computer systems for Massachusetts business utilizing software purchased from Policy
Management Services Corporation, Inc. ("PMSC"). Costs to date for the Team 2000 effort have been approximately $28 million. Costs applicable to 1997 were approximately $17 million, of which $15.6 million was expensed during the year. Total Team 2000 project costs over the next 5 to 7 years have been estimated at approximately $60 million including funds expended to date. This amount includes the purchase of a main frame computer, license fees and the costs associated with programming, implementation and training. Systems enabling the Company to process policies in Rhode Island have been in place since January 1998. Other states will be brought on-line in the future.


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

	Effective September 30, 1995, the Company increased its coverage under the combined property quota share and excess loss reinsurance contract. The contract is now written with six domestic reinsurance companies. Under the quota share portion of the arrangements, the reinsurers indemnify the Company for 45% of the loss and LAE, and pay a commission allowance based on the ratio of losses incurred to premiums earned. In exchange, the Company pays to the reinsurers 49% of the net premium pertaining to the related business. The maximum per occurrence loss reimbursement is $50.0 million and the maximum annual aggregate occurrence loss reimbursement is $75.0 million. Under the excess loss reinsurance portion of the arrangements, the Company reinsures each risk, retaining $125,000 and reinsuring 100% of the next $875,000. This reinsurance contract is continuous through September 30, 1998, but cancelable quarterly with ninety days notice. Written premiums ceded in 1997, 1996 and 1995 under the property quota share and excess loss reinsurance contract were $27.5 million, $26.6 million and $21.5 million, respectively.

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

18
<page



	Effective March 1, 1996, through February 28, 1998, the Company's catastrophe reinsurance program was tailored in conjunction with the property quota share arrangement to provide catastrophe reinsurance protection at varying levels of losses. The Company's two separate catastrophe only programs provide a maximum amount of protection of $18 million and $42 million. These two programs expire on March 1, 1998 and May 1, 1998, respectively. The table below provides information depicting the approximate combined recoveries of all property reinsurance programs (catastrophe and quota share) at various loss scenarios if a catastrophe were to strike:

										 Net Loss
				    Total		Reinsurance		Retained by
				    Loss 		 Recovery  		the Company
				$ 25,000,000	$ 11,300,000	$13,700,000
				  50,000,000	  35,000,000	 15,000,000
				  75,000,000	  58,800,000	 16,200,000
				 100,000,000	  82,500,000	 17,500,000
				 125,000,000	 105,000,000	 20,000,000
				 150,000,000	 110,000,000	 40,000,000

	Under the above scenario the Company had no reinsurance recoveries for total loss amounts in excess of $150.0 million. The Company is currently negotiating with several of its existing quota-share/excess loss reinsurance providers to expand the quota share portion of the program. A 75% quota-share reinsurance program is contemplated, covering all non-automobile property and liability business except umbrella policies. The excess loss portion of the program would be reduced on July 1, 1998 and completely eliminated on September 30, 1998. The Company intends to incept this expanded program on July 1, 1998.
Based on this, the Company's catastrophe reinsurance program will consist solely of the current quota-share/excess loss reinsurance contract for a period of time between May 1, 1998 and June 30, 1998.

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

	Effective January 1, 1995, personal and commercial liability umbrella policies are reinsured on a 95% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $5.0 million for policies with underlying automobile coverage of $250,000 and $500,000 or more. Effective January 1, 1996, the Company added personal liability umbrella reinsurance coverage for policies with underlying automobile coverage of $100,000 and $300,000, on a 65% quota share basis in regards to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $3.0 million. These coverages are placed with Munich American Reinsurance Corporation (rated A+ by A.M. Best).

	The Company believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limits, retentions, arbitration and occurrence. Based on its review of its reinsurers' financial statements and their reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound. The Company had no amount of reinsurance receivables more than 90 days past due at December 31, 1997.

F. Settlement of Claims

	Claims under insurance policies written by the Company are investigated and settled primarily by claims adjusters employed by the Company. The Company employs a staff of 712 people at its claims department, located in Webster, Massachusetts. In addition to these individuals, the Company utilizes the services of approximately 36 independent appraisal firms and 9 independent property adjusting companies who are strategically located throughout the state. The Company also has a special unit which investigates suspected insurance fraud and abuse. If a claim or loss cannot be settled and results in litigation, the Company retains outside counsel to represent it.


19
<page



	The Company believes that through its claims staff of experienced adjusters, appraisers, managers, and administrative staff, it has achieved lower LAE than the industry average and higher customer satisfaction than many of its competitors. All claims office staff members work closely with agents, insureds and claimants with a goal of settling claims fairly, rapidly and cost effectively.

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

	In March of 1996, the Company began providing a twenty-four (24) hour claim reporting service to third-party claimants and insureds of interested agencies. This service allows customers to report their first notice of a loss at anytime of the night or day; 365 days a year, including weekends and holidays. This reporting methodology allows the Company to improve customer satisfaction by making the initial claim handling much faster and ultimately reducing indemnity payments such as rental and storage. As of January 1, 1998, there were 165 agents who have signed up for this claim reporting methodology; these agents represent 42.4% of total claim volume. The Company anticipates growth in this program as it continues to discuss this service with those agencies who have not yet been solicited to participate.

	As the Company expands into the remaining New England states, it will investigate and settle claims similar to the way it does in Massachusetts. The claims office staff will work closely with agents and claimants with a goal of settling claims fairly, rapidly and cost effectively while trying to achieve higher customer satisfaction than many of their competitors.

G. Loss and Loss Adjustment Expense Reserves

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





20
<page



	When a claim is reported to the Company, its claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. The amount of the reserve is primarily based upon an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss. The estimate reflects informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of the claims person. During the loss adjustment period, these estimates are revised as deemed necessary by the Company's claims department based on subsequent developments and periodic reviews of the cases.

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

	When reviewing reserves, the Company analyzes historical data and estimates the impact of various factors such as (i) per claim information, (ii) the historical loss experience of the Company and industry and (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, changes and trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors.

	By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, the Company estimates
the ultimate net liability for losses and LAE.    After taking into
account all relevant factors, management believes that the provision for losses and LAE at December 31, 1997 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability may be greater or lower than reserves. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods. The Company's loss and LAE reserves also includes its share of the aggregate loss and LAE reserves of all Servicing Carriers.

	For a reconciliation of beginning and ending reserves for losses and LAE, net of reinsurance, see Note E to the Company's 1997
Consolidated Financial Statements, which is incorporated herein by reference from pages 34 through 36 of the Company's 1997 Annual Report.

	Included in the loss reserve methodologies described above, are liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as oil spills and lead paint. Reserves have been established to cover these claims for both known and unknown losses. Because of the Company's limited exposure to these types of claims, Management believes they will not have a material impact on the consolidated financial position of the Company. Loss reserves on environmental related claims amounted to $6,924,000 and $8,783,000 in 1997 and 1996, respectively.

	The following table represents the development of reserves, net of reinsurance, for 1987 through 1997. The top line of the table shows the reserves at the balance sheet date for each of the indicated years.
This represents the estimated amounts of losses and LAE for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts paid as of successive years with respect to that year's current reserve liability expressed as a percentage. The lower portion of the table shows the re-estimated amount as a percentage of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. Favorable loss development exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 1997.







21
<page



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

              						Year ended December 31,

                   1997       1996      1995      1994      1993
1992      1991      1990      1989       1988      1987
                                                     ($ in thousands)
Reserves for
 losses and loss
 adjustment
 expenses........  $530,077  $533,980  $493,911  $455,460  $422,224
$316,261  $228,657  $177,657  $138,456   $100,882   $70,457

Paid (cumulative)
 as a percentage
 of current re-
 serves as of:
  One year later..               46.0      45.8      46.2      51.8
50.8      46.2      46.2      46.7      41.7      40.4
  Two years later.                         66.3      66.2      70.5
76.4      71.1      68.4      69.2      67.8      59.9
  Three years
   later..........                                   78.2      80.7
85.5      87.2      84.6      81.7      82.2      80.4
  Four years
   later..........                                             86.8
90.6      91.1      95.7      90.1      89.1      88.8
  Five years later
93.5      93.3      96.3      98.0      92.3      92.2
  Six years later.
94.8      95.7      97.9      99.4      93.4
  Seven years
   later..........
96.7      96.8      99.7     101.3
  Eight years
   later..........
97.5      97.6     101.7
  Nine years
   later..........
98.1      98.6
  Ten years later.
99.0

Reserves re-estimated
 as a percentage of
 initial reserves as of:
  One year later..               84.3      82.2      83.6      83.9
87.2      82.3      84.5      92.7      96.9      99.4
  Two years later.                         74.1      73.2      75.9
78.6      82.8      74.6      82.8      87.7      98.9
  Three years
   later..........                                   68.9      69.4
73.0      77.1      75.1      76.7      80.5      90.1
  Four years later                                             67.3
68.8      72.2      71.7      78.3      76.3      86.2
  Five years later
67.0      68.7      68.2      75.6      80.2      83.9
  Six years later.
67.8      65.5      74.0      78.0      90.8
  Seven years
    later.........
64.6      71.8      77.3      88.5
  Eight years
    later.........
71.3      75.4      87.9
  Nine years later
75.5      85.2
  Ten years later.
85.3

Redundancy expressed as a
 percent of yearend
 reserves.........               15.7      25.9      31.1      32.7
33.0      32.2      35.4      28.7      24.5      14.7

<page



H. Operating Ratios

Loss and Underwriting Expense Ratios

	Loss and underwriting expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. Losses and LAE are stated as a percentage of premiums earned because losses may occur over the life of a policy. Underwriting expenses on a statutory basis are stated as a percentage of net premiums written rather than premiums earned because most underwriting expenses are incurred when policies are written and are not spread over the policy period. Underwriting profit margins are reflected by the extent to which the combined loss and underwriting expense ratios, the combined ratio, is less than 100%. The combined ratio is considered the best simple index of current underwriting performance of an insurer. The Company's loss ratio and LAE, underwriting expense ratio and combined ratio, and the industry combined ratio, on a statutory basis, are shown in the following table. The Company's ratios include lines of insurance other than automobiles as do the industry combined ratios for all writers. Data for the property and casualty industry generally may not be directly comparable to Company data. This is due to the fact that the Company conducts its business primarily in Massachusetts.

									Year Ended
December 31,
						 1997		 1996		 1995
1994		 1993

Company Statutory Ratios (unaudited):
  Loss and LAE Ratio..............	 71.4%	 70.9%	 62.0%
64.6%	 68.0%
  Underwriting Expense Ratio......	 25.1		 27.1		 29.0
27.1		 25.7
   Combined Ratio.................	 96.5%	 98.0%	 91.0%
91.7%	 93.7%

   Industry combined ratio
   (all writers)(1)...............	101.8%	103.1%	102.5%
	103.0%	102.9%

(1) Source: Best's Review (January, 1998), as reported by A.M. Best for all property and casualty insurance companies and weighted to reflect the Company's product mix. The 1997 industry information is estimated by A.M. Best.

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

									Year Ended
December 31,
						 1997		 1996		 1995
1994		 1993
									(dollars in
thousands)
Net premiums written by the
 Company...........................	$741,501	$711,570	$603,421
	$589,197	$563,416
Policyholders' surplus of the
 Company...........................	 516,598	 464,739	 440,110
349,775	 284,631
The Company's ratio................	   143.3%	   153.1%	   137.1%
168.5%	   197.9%
Industry ratio(1)..................	    90.0%	   110.0%	   110.0%
130.0%	   130.0%

__________________________________
(1) Source: Best's Review (January, 1998), for all property and casualty insurance companies. The 1997 industry information is estimated by A.M. Best.



23
<page



I. Investments

	Investment income is an important source of revenue for the Company and the return on its investment portfolio has a material effect on its net earnings. The Company's investment objective is to maintain high quality diversified fixed maturity investments structured to maximize after-tax investment income while minimizing risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference from pages 4 through 18 of the Company's 1997 Annual Report.

	The Company's investment portfolio carried at market value as of December 31, 1997, was $1,242,695,000. Of that amount, 47.5% was invested in fixed maturities, 12.0% was invested in preferred stocks, 14.3% was invested in common stocks, 17.2% was invested in short-term investments and 7.0% was invested in mortgage loans and other investments. Cash and cash equivalents accounted for the remaining 2.0%.

	Investments in fixed maturities, which include taxable and non-taxable bonds, non-redeemable preferred stocks, common stocks and preferred stock mutual funds, are carried at fair market value. Unrealized investment gains and losses on stocks and fixed maturities, to the extent that there is no permanent impairment of value, are credited or charged directly to stockholders' equity, net of any tax effect. When investment securities are sold, the realized gain or loss is determined based on sales proceeds less book value.

	The Company's bond portfolio is comprised of Government National Mortgage Association ("GNMA") mortgage backed bonds (30.7%) and municipal bonds (69.3%). Of the Company's bonds, 100.0% are rated in the two highest quality categories provided by the NAIC.

	The Company's investment policy, determined in accordance with guidelines established by the Company's Board of Directors, emphasizes investment yield while maintaining investment quality. The Board of Directors reviews and ratifies management's investment decisions on a quarterly basis. State insurance laws also impose restrictions on the nature and extent of investments by the Company.

	The table below sets forth investments (at cost) and the income thereon for the five years ended December 31, 1997.

									Year Ended
December 31,
						  1997        1996       1995
1994       1993
									(dollars in
thousands)

Average net investments.......... $1,181,181   $1,131,760 $1,033,439
$893,628   $766,938
Net realized gains (losses) on
  investments....................     22,770       (7,574)       712
45,612      7,506
Unrealized gains (losses) on
  fixed maturities...............     23,813       16,191     13,969
(56,366)    27,477
Unrealized gains (losses) on
  preferred stocks...............        364         (801)      (377)
(10,500)      (336)
Unrealized gains (losses) on
  common stocks..................     17,718       20,116     11,799
1,613     41,136
Net investment income............     80,794       77,402     71,313
62,901     53,068
Net investment income as a
  percentage of total average
  investments....................       6.84%       6.84%       6.90%
7.03%      6.92%
Net investment income after-tax
  as a percentage of total
  average investments............       5.53%       5.61%       5.74%
5.27%      5.70%





24
<page



	The following table sets forth an analysis of the fair market value by the type of investment at December 31, 1993 through 1997:

									Year Ended
December 31,
						   1997        1996        1995
1994       1993
									(dollars in
thousands)
Type of Investment
  GNMA mortgage-backed bonds...... $  181,069  $  225,552  $  221,373  $
233,287  $ 202,403
  Tax exempt state and municipal
   bonds..........................    409,528     491,150     593,904
511,723    447,088
      Total fixed maturities......    590,597     716,702     815,277
745,010    649,491

  Non-redeemable preferred stocks.    148,499     147,680     111,220
85,574     80,058

  Preferred stock mutual funds....     58,650      29,087         -
-          -
  Common stocks...................    119,439      56,954      40,359
9,656     65,863
      Total common stocks.........    178,089      86,041      40,359
9,656     65,863

  Short-term investments..........    213,442         -           -
-          -
  Mortgages and collateral loans
   (net of allowance for possible
   loan losses)...................     82,839      74,586      75,609
58,590     63,301
  Cash and cash equivalents.......     25,446     140,535      52,665
5,485     13,217
  Other investments...............      3,783       2,127       1,648
716      1,304
      Total investments........... $1,242,695  $1,167,671  $1,096,778  $
905,031  $ 873,234

	The table below sets forth as of December 31, 1997 the composition of the Company's fixed maturity investments, excluding short-term investments, by time to maturity at the dates indicated:

	 Percent

	   of
											Amount
	Portfolio

	(dollars in thousands)
		Period from December 31, 1997 to maturity:
		  One year or less.................................  $    -
- %
		  More than one year to five years.................
2,200          0.4
		  More than five years to ten years................
1,324          0.2
		  More than ten years..............................
587,073         99.4

$590,597        100.0%














25
<page



	At December 31, 1997, the Company's fixed income portfolio, which represented 47.5% of the Company's total invested assets, had an average stated maturity of approximately 24.1 years. The calculation of average stated maturity utilizes the dollar weighted average of the actual maturity date for a security. In contrast, the Company's weighted average duration can be significantly less. At December 31, 1997, the Company's fixed income portfolio had a weighted average duration of 4.8 years. The "duration" of a security is the time-weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates. The weighted average duration is short compared to the average stated maturity because of the relatively large percentage of GNMA and municipal housing bonds in the fixed maturity portfolio. The duration reflects industry prepayment assumptions. The municipal housing bonds are similar in nature to GNMAs in that they paydown principal during the life of the bond. For these types of bonds, investors are compensated primarily for reinvestment risk rather than credit quality risk. During periods of significant interest rate volatility, the underlying mortgages may prepay more quickly or more slowly than anticipated. If the repayment of principal occurs earlier than anticipated during periods of declining interest rates, investment income may decline due to the reinvestment of these funds at the lower current market rates. In regards to municipal bonds, the Bloomberg Financial System utilizes optional call dates, sinking fund requirements and assumes a non-static prepayment pattern in deriving these averages.

J. Regulation

General

	The Company's primary business is subject to extensive regulation in Massachusetts and California. In Massachusetts the Commissioner who is appointed by the Governor of Massachusetts, has broad authority to fix and establish maximum policy rates and minimum agent commission levels on personal automobile insurance. In addition, the Commissioner grants and revokes licenses to write insurance, approves policy forms, sets reserve requirements, determines the form and content of statutory financial statements and establishes the type and character of portfolio investments. The Commissioner also approves company submissions regarding group insurance programs and corresponding discounts along with SDIP deviations. Consequently, the policies and regulations set by the Commissioner are an important element of writing insurance in Massachusetts.

	During the three-year period from 1995 to 1997, Massachusetts personal automobile insurance premium rates decreased an average of 5.6% per year. The Commissioner approved an average 4.0% decrease in personal automobile premiums for 1998, the fourth decrease in as many years, as rates were cut by 6.2%, 4.5% and 6.1% in 1997, 1996 and 1995, respectively. Coinciding with the 1998 rate decrease, the Commissioner also approved a 7.4% decrease in commission rates to agents selling private passenger automobile insurance for 1998. The decision slightly offsets the financial impact of the average 4.0% decrease in personal automobile premiums for 1998.

	Although personal automobile premium rates decreased on average by 6.2% in 1997, the impact upon the Company resulted in only a 1.8% decrease in the average personal automobile premium per exposure (each vehicle insured). The 1.8% decrease for the Company is significantly less than the average rate decrease of 6.2% due to the fact that the rate decision did not anticipate purchases of new automobiles in the year to which the rate decision applies and, secondly, the Company's mix of personal automobile business differs from that of the industry.

	The 1997 and 1998 decreases were partially driven by corrections for an industry error that had impacted prior year rate decisions. The industry error, estimated at $200 million, resulted from a miscalculation of industry expense allowances that had the effect of overstating rates for 1991 through 1996. Rates for 1997 were adjusted to recoup an estimated $50 million from the industry. Rates for 1998 and 1999 have and will be adjusted to recoup the remaining amount estimated to be at $150 million.


26
<page



	Additionally, 1997 and 1998 rates were decreased as a result of the reconciliation of the Safe Driver Insurance Plan ("SDIP") which is designed to be revenue neutral. In most recent past years, the SDIP reconciliation resulted in a deficit which was then added into the rates for the subsequent years. The 1996 SDIP reconciliation, however, resulted in a surplus. Fifty percent of this surplus was being used to decrease rates in 1997 and fifty percents is being used in 1998.

	The Company had performed an analysis of the 1997 rate decision in early 1997. The Company estimated the impact of the above two items on its results assuming its market share remained the same as it was at the end of 1997. The Company's share of the Massachusetts personal automobile market increased from 20.8% at the end of 1996 to 21.8% at the end of 1997. The earned premium impact of the above two items has been re-estimated at approximately $16.0 million in 1997, $24.1 million for 1998 and $14.1 million for 1999. The earnings per share after-tax impact resulting from lower earned premiums was $0.29 for 1997 and is estimated to be $0.43 and $0.24 for 1998 and 1999, respectively. If the Company's future market share increases (decreases), a larger (smaller) financial impact will result.

	In June 1997, the Massachusetts Supreme Judicial Court ("Court") rejected an appeal filed by the Automobile Insurers Bureau of Massachusetts ("AIB") that challenged the Commissioner's decision to prospectively decrease future rates for the miscalculation of the industry expense allowance. (The SDIP reconciliation component was not challenged.) The AIB's argument was that, according to statute, there is a prohibition against retroactive rate making in Massachusetts which effectively bars the examination of past year's data once all involved parties have agreed to the rate decision. The Court ruled that retroactive rate making was indeed illegal, but indicated that special circumstances permitted returning the money in the form of rate reductions. In a related challenge, the Court rejected on technical grounds, one insurers claim of an unfair adverse impact related to the prospective nature of the rate reduction.

	The 1998 rate decision also included a 7.4% reduction in agents' commission rates. Again, as in 1997, companies will calculate commissions on business subject to safe driver deviations, net of the deviations. After the 1997 rate decision, a suit was filed by the Massachusetts Association of Insurance Agents ("MAIA") challenging this method of calculation. In July 1997, the Court upheld the Commissioner's ruling that agents' commissions on 1997 premiums, subject to safe driver deviations, would be based on net premium amounts. The 1996 commissions were based on premium amounts net of group discounts but gross of safe driver deviations. The Commissioner's ruling resulted in agents receiving fewer commission dollars on a per policy basis.

	The State Divisions of Insurance are responsible for conducting periodic examinations of insurance companies. Both Commerce and Citation were last examined for the five year period ended December 31, 1993. Western Pioneer is currently undergoing examination by the California Division of Insurance for the 5 year period ending December 31, 1996. Western Pioneer was last examined for the three year period ended December 31, 1991. The concluded examinations produced no material findings. Massachusetts Division of Insurance regulations provide that insurance companies will be examined every five years or more frequently as deemed prudent by the Commissioner. California Division of Insurance regulations provide that insurance companies will be examined every three years.

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



27
<page



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

	The Commissioner sets an average minimum direct agency commission rate for personal automobile insurance, which in 1997 was 13.9%. With respect to risks reinsured through C.A.R., the maximum amount of commissions that C.A.R. will reimburse is fixed at that prescribed rate.

	Mandatory Underwriting. Massachusetts law specifies that all individuals holding a valid driver's license are entitled to purchase the mandatory automobile insurance coverages regardless of their driving experience or accident record. The Massachusetts Legislature has also placed certain restraints on insurers' discretion to refuse to renew automobile insurance policies. Policyholders are entitled to renew except in cases of fraud, material misrepresentation, revocation or suspension of an operator's license or nonpayment of premiums. With very limited exceptions, Servicing Carriers writing automobile insurance in Massachusetts must accept every automobile risk submitted to them.

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




28
<page



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




29
<page



	As Massachusetts domestic insurance companies, neither Commerce nor Citation may pay an extraordinary dividend or distribution unless the insurer gives the Commissioner at least 30 days' prior notice of the declaration and the Commissioner does not disapprove of the plan of payment prior to the date of such payment. An extraordinary dividend or distribution is one whose fair market value, together with that of other dividends or distributions within the preceding twelve-month period (excluding pro rata distribution of any class of the insurer's own securities) exceeds the greater of (i) ten percent of the insurer's statutory surplus as of the preceding December 31 or (ii) the statutory net income for the twelve-month period ending on the preceding December
31.  See "Market for Registrant's Common Stock and Related Stockholder
Matters."


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

	Consistent with industry practice in Massachusetts, it is the Company's policy to expense all assessments when they are assessed. M.I.I.F. refunded assessments to Commerce and Citation in the aggregate amount of $283,000 in 1997. M.I.I.F. assessed Commerce and Citation an aggregate of $742,000 in 1996 and $338,000 in 1995. The Company anticipates that there will be additional assessments. By statute, no insurer may be assessed in any year an amount greater than two percent of that insurer's net direct written premiums for the calendar year preceding the assessment. The Company believes that any such additional assessments should not have a material adverse effect on the consolidated financial position of the Company, although the timing and amounts of any such assessments cannot be presently ascertained.

NAIC Guidelines

	Insurance Regulatory Information System Ratios. The NAIC Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is intended primarily to assist state insurance regulators in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the year ended December 31, 1997, the Company's consolidated property and casualty operations had no ratios outside the "normal" range.

	Risk-Based Capital ("RBC"). In order to enhance the regulation of insurer insolvency, the NAIC developed a formula and model law to implement RBC requirements for property and casualty insurance companies which are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss development and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks from investments. Insurers having less statutory surplus than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

30
<page



	The Company's subsidiaries, Commerce, Citation, and Western Pioneer have RBC amounts at December 31, 1997 of $56 million, $2 million, and $3 million, respectively, and they have statutory surplus of approximately $433 million, $83 million and $24 million, respectively. The statutory surplus of Commerce, Citation and Western Pioneer at December 31, 1997 exceeded the RBC Company Action Levels of $112 million, $5 million and $6 million, respectively, by approximately $321 million, $78 million and $18 million, respectively. The RBC model formula proposes four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC falls. The first level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level (as defined by the NAIC) requires an insurer to submit a plan containing corrective actions and permits the Commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level (as defined by the NAIC) allows the regulator to rehabilitate or liquidate an insurer in addition to the aforementioned actions if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level (as defined by the NAIC) which requires the regulator to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount.

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

	In 1995, several insurers within the Massachusetts Insurance Industry began pursuing group marketing as a means of shifting market share. Arising from this pursuit, additional programs such as safe driver deviations and the elimination of finance fees have followed. In March 1997, Commerce was granted approval, for the 1997 calendar year, to offer safe driver deviations of 10% to customers with SDIP classifications of either Step 9 or 10. These are the two best SDIP driver classifications in Massachusetts representing drivers with no at fault accidents and not more than one minor moving vehicle violation in the last six years. For drivers that qualified, the Company's automobile discounts and SDIP deviations could be combined with group discounts for up to a 19% reduction from the state mandated rates. In February 1998, approval of SDIP deviations was granted for the 1998 calendar year. However, these discounts are substantially different from those previously approved. Drivers classified as step 9, the very best drivers, will receive a discount of 15% in 1998. Those drivers classified as step 10 will receive a 4% discount. These discounts can be combined with group discounts for a total discount of up to 23.5% for some groups in which the general public cannot participate. For the AAA clubs, the largest group written available to the general public, the discounts combine to 20.1% for drivers classified as step 9 and nearly 10% for step 10 drivers.

	Because the Company's insurance products are marketed exclusively through independent agencies--most of whom represent more than one company--the Company faces competition within each agency. The Company competes for business within independent agencies by offering a more attractively priced product to the consumer and by paying agents significant compensation in the form of commissions and profit sharing which are based in part on the underwriting profits of the agency business written with the Company. The Company also provides a consistent market, the prompt servicing of policyholder claims and agency support services. Although the Company believes, based upon regular surveys of its agencies, its relationships with its independent agencies are excellent, any disruption in these relationships could adversely affect the Company's business.



31
<page



	The Company believes the Massachusetts regulatory environment, which fixes maximum personal automobile insurance rates, apportions losses incurred by C.A.R. and establishes minimum agency commissions, has discouraged certain companies with more diverse geographic markets and interests from establishing a presence or expanding their market share in Massachusetts.


L. Other Matters

Human Resources

	As of December 31, 1997, the Company and its subsidiaries employed 1,525 people. The Company is not a party to any collective bargaining agreements and believes its relationship with employees to be good.

	The Company offers benefits, compensation and employee relations programs to assure a productive and positive working environment. The Company monitors job grades and salary scales of peer companies to assure that its compensation levels and benefits are competitive both within the property and casualty industry and geographically within Central Massachusetts. The Company has been recognized for its progressive programs designed to meet the needs of a modern-day workforce. On-site child care has been offered to employees since 1986. Commerce was one of the first businesses in the region to offer this benefit. The child care center can currently accommodate over 130 children of our employees with expansion plans to be completed for use in 1998.

	The Company maintains an Employee Stock Ownership Plan
("E.S.O.P."), for the benefit of all employees and former employees still participating in the E.S.O.P. There were a total of 1,541 participants at December 31, 1997.

ITEM 2. PROPERTIES

	The Company conducts its operations from approximately 277,000 square feet of space in several buildings which it owns in Webster, Massachusetts, which is located approximately 50 miles southwest of Boston. The Company's principal administrative offices in Webster consist of recently rehabilitated and newly constructed buildings. Its data processing and operational departments are housed in modern office buildings on a separate nine acre site. The Company is presently constructing a 20,000 square foot child care center located on a separate 7-acre site in Webster, Massachusetts. The child care center will enable the Company to serve 200 children of employees. Western Pioneer currently leases approximately 12,000 square feet of office space in Pleasanton, California. The Company considers that its properties are in good condition, are well maintained, and are generally suitable to carry on the Company's business. For additional information concerning property, see Note D to the Company's 1997 Consolidated Financial Statements, which is incorporated herein by reference from page 34 of the Company's 1997 Annual Report.

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







32
<page



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

	The Company's executive officers are as follows:

		Name				Age			Position with
Company
	Arthur J. Remillard, Jr.	 67		Chief Executive Officer,
Director

	Gerald Fels				 55		Executive Vice
President,
                                                Chief Financial Officer,
Director

	Arthur J. Remillard, III	 42		Senior Vice President--
Policyholder
                                                Benefits, Assistant
Clerk, Director

	Regan P. Remillard		 34		Senior Vice President--
General Counsel,
                                                President of Western
Pioneer, Director

	David H. Cochrane			 44		Senior Vice President--
Underwriting
                                                of Commerce and Citation

	Peter J. Dignan			 46		Senior Vice President--
Marketing
                                                of Commerce and Citation

	Mary M. Fontaine			 41		Senior Vice President--
Human Resources

	Joyce B. Virostek			 55		Senior Vice President--
Management
                                                Information Systems of
Commerce and Citation

	Arthur J. Remillard, Jr. has been the President, Chief Executive Officer and Chairman of the Board of the Company since 1972 and has been in the insurance business for more than 30 years. Mr. Remillard, Jr. is also a member of the Governing Committee, Chairman of the Actuarial Committee, Vice Chairman of the Governing Committee Review Panel, and is a member of the Budget and Personnel Committees of C.A.R.

	Gerald Fels, a certified public accountant, was elected Executive Vice President of the Company in 1989. From 1981 to 1989, Mr. Fels had been Senior Vice President of the Company. Mr. Fels was the Treasurer of the Company from 1975 to 1995. Mr. Fels has also been Chief
Financial Officer since 1975.  Mr. Fels also serves on the C.A.R. Audit
Committee.

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

	Regan P. Remillard was elected President of Western Pioneer Insurance Company in 1996. Mr. Remillard was elected Senior Vice President--General Counsel in 1995. From 1994 to 1995, Mr. Remillard was a practicing attorney at Hutchins, Wheeler & Dittmar, a Massachusetts law firm specializing in corporate law and litigation. From 1989 to 1993, Mr. Remillard was Government Affairs Monitor of the Company. Mr. Remillard is a member of the Massachusetts Bar.


33
<page



	David H. Cochrane has been the Senior Vice President--Underwriting of Commerce and Citation since 1988. For approximately four years prior to that, Mr. Cochrane was the Vice President of Financial Services of C.A.R. Mr. Cochrane has also served on the C.A.R. Market Review
Committee since 1988.

	Peter J. Dignan was elected the Senior Vice President--Marketing of Commerce and Citation in 1997. From 1989 to 1997, Mr. Dignan was Vice President--Financial Operations of Commerce and Citation. From 1987 to 1989 Mr. Dignan was Assistant Vice President--Financial Operations of Commerce and Citation. Mr. Dignan also serves on the C.A.R. Defaulted Brokers Committee.

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





































34
<page



PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

	The Company's common stock trades on the NYSE, under the symbol "CGI". The high, low and close prices for shares of the Company's common stock for 1997 and 1996 were as follows:

					             1997
1996
					    High     Low      Close		 High
Low     Close
	First Quarter...........    $29     $22-7/8  $23-1/4        $20-
3/4 $17-3/4  $19-3/4
	Second Quarter..........     24-3/4  21-3/8   24-5/8         22-
1/2  18-1/2   20-7/8
	Third Quarter...........     33-3/8  23-7/8   30-7/8         22-
1/4  20-1/2   22
	Fourth Quarter..........     36      30       32-5/8         25-
3/4  22       25-1/4

	As of March 1, 1998, there were 1,375 stockholders of record of the Company's Common Stock, not including stock held in "Street Name" or held in accounts for participants of the Company's Employee Stock
Ownership Plan ("E.S.O.P.").

	The Board of Directors of the Company voted to declare four quarterly dividends to stockholders of record totaling $1.03 per share and $0.81 per share in 1997 and 1996, respectively. On May 30, 1997, the Board voted to increase the quarterly stockholder dividend from $0.25 to $0.26 per share to stockholders of record as of June 6, 1997. Prior to that declaration, the Company had paid quarterly dividends of $0.25 per share dating back to May 17, 1996 when the Board voted to increase the dividend from $0.06 to $0.25 per share.

	The purchase of Treasury Stock under the stock buyback program increased by 20,000 shares during 1997 to 1,957,348 shares at December 31, 1997. The stock buyback program, authorized by the Board in May 1995, enables the Company to purchase up to three million shares of the Company's common stock. The program is now approximately two-thirds complete.

	A portion of the Company's cash flow consists of dividends received from CHI, which receives dividends from Commerce and Citation. The payment of any cash dividends to holders of common stock by the Company therefore depends on the receipt of dividend payments from CHI. To the extent Commerce and Citation are restricted from paying dividends to CHI, CHI will be limited in its ability to pay dividends to the Company. The payment of dividends by Commerce and Citation is subject to limitations imposed by Massachusetts law, as discussed under the caption "Payment of Dividends" in Item 1J of this report.


ITEM 6. SELECTED FINANCIAL DATA

	The five-year financial information under the caption "Selected Consolidated Financial Data" on page 45 of the Company's 1997 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	The information on pages 4 through 18 of the Company's 1997 Annual Report is incorporated herein by reference.










35
<page



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The Company's Consolidated Financial Statements for the years ended December 31, 1997, 1996 and 1995 and the report of its independent auditors on pages 20 through 44 of the Company's 1997 Annual Report are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

	The disclosure called for by this paragraph was previously reported (as that term is defined in Rule 126-2 under the Securities Exchange Act of 1934) in a Form 8-K/A filed by the Company with the Securities and Exchange Commission on June 11, 1997.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The information called for by this Item and not provided in Item 4A will be contained in the Company's Proxy Statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1997 and such information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

	The information called for by this Item will be contained in the Company's Proxy Statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1997 and such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The information called for by this Item will be contained in the Company's Proxy Statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1997 and such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The information called for by this Item will be contained in the Company's Proxy Statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1997 and such information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

	      Page

	A. (1) The following financial statements have been incorporated herein by reference
		 from the pages indicated below of the Company's 1997 Annual
Report:

		  Report of Independent
Auditors...................................      20
		  Consolidated Balance Sheets as of December 31, 1997 and
1996.....      21
		  Consolidated Statements of Earnings for the years ended
		   December 31, 1997, 1996 and
1995................................      22
		  Consolidated Statements of Stockholders' Equity for the
years
		   ended December 31, 1997, 1996 and
1995..........................      23
		  Consolidated Statements of Cash Flows for the years ended
		   December 31, 1997, 1996 and
1995................................      24
		  Consolidated Statements of Cash Flows - Reconciliation of
Net
		   Income to Net Cash provided by Operating Activities for
the
		   years ended December 31, 1997, 1996 and
1995....................      25
		  Notes to Consolidated Financial
Statements.......................      26

	   (2) The financial statement schedules are listed in the Index to Consolidated
		 Financial Statement Schedules.

	   (3) The exhibits are listed in the Index to Exhibits.

	B. During the quarter ended June 30, 1997, the Company filed a Form 8-K/A dated June 11, 1997 reporting a change in the Company's independent auditors. Effective on that date, the Company engaged the auditing firm Ernst & Young LLP as independent auditors for the fiscal year ending December
31, 1997.  The responsibilities of Coopers & Lybrand
L.L.P. were terminated effective June 11, 1997.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 1998
								THE COMMERCE GROUP, INC.

								By
									 ARTHUR J.
REMILLARD, JR.
									 (Arthur J.
Remillard, Jr.)
							(President, Chief Executive
Officer and Director)

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Signature							Title
	ARTHUR J. REMILLARD, JR.			President, Chief
Executive Officer and 		(Arthur J. Remillard, Jr.)
	Director


	GERALD FELS						Executive Vice
President, Chief Financial
	(Gerald Fels)					Officer and Director


	ARTHUR J. REMILLARD, III			Senior Vice President--
Policyholder 		(Arthur J. Remillard, III)
	Benefits, Assistant Clerk and Director


	REGAN P. REMILLARD				Senior Vice President --
General Counsel, 	(Regan P. Remillard)				President of
Western Pioneer and Director


	JOHN W. SPILLANE					Clerk and Director
	(John W. Spillane)


	RANDALL V. BECKER					Treasurer and Chief
Accounting Officer
	(Randall V. Becker)


	HERMAN F. BECKER					Director
	(Herman F. Becker)


	JOSEPH A. BORSKI, JR.				Director
	(Joseph A. Borski, Jr.)


								Director
	(Eric G. Butler)


	HENRY J. CAMOSSE					Director
	(Henry J. Camosse)







	DAVID R. GRENON					Director
	(David R. Grenon)


	ROBERT W. HARRIS					Director
	(Robert W. Harris)


	ROBERT S. HOWLAND					Director
	(Robert W. Howland)


	JOHN J. KUNKEL					Director
	(John J. Kunkel)


	RAYMOND J. LAURING				Director
	(Raymond J. Lauring)


								Director
	(Roger E. Lavoie)


	NORMAND R. MAROIS					Director
	(Normand R. Marois)


	SURYAKANT M. PATEL				Director
	(Suryakant M. Patel)


	ANTRANIG A. SAHAGIAN				Director
	(Antranig A. Sahagian)


	GURBACHAN SINGH					Director
	(Gurbachan Singh)





















39
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULES*

	      Page

  Ernst & Young LLP Consent of Independent Auditors on Financial
   Statement
Schedules.........................................................
41

  Coopers & Lybrand, L.L.P. Report of Independent Accountants on
   Financial Statement
Schedules...............................................      42

Schedules

   II		Condensed Financial Information of the Registrant as of and
for the
		 years ended December 31, 1997, 1996 and
1995......................      43

  III		Supplementary Insurance Information for the years ended
		 December 31, 1997, 1996 and
1995..................................      48

   IV		Reinsurance for the years ended December 31, 1997, 1996 and
1995...      49

    V		Valuation and Qualifying Accounts for the years ended
		 December 31, 1997, 1996 and
1995..................................      50

    X		Supplemental Information Concerning Property-Casualty
Insurance
		 Operations for the years ended December 31, 1997, 1996 and
1995...      51



* Financial statement schedules other than those listed are omitted because they are not required, not applicable or the required information has been included elsewhere.




























40
<page



CONSENT OF INDEPENDENT AUDITORS
ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders of The Commerce Group, Inc.

We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Commerce Group, Inc. of our report dated January 23, 1998, included in the 1997 Annual Report of Stockholders of The Commerce Group, Inc.

Our audit also included the 1997 financial statement schedules of The Commerce Group, Inc. listed in Item 14. The accompanying financial statement schedules for each of the two years in the period ended December 31, 1996, were audited by other auditors whose report dated January 24, 1997, expressed an unqualified opinion on those schedules. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, the 1997 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



ERNST & YOUNG LLP

Boston, Massachusetts
January 23, 1998


























41
<page



REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders of The Commerce Group, Inc.

	Our report on the consolidated financial statements of The Commerce Group, Inc. and Subsidiaries as of December 31, 1996, and for each of the two years in the period ended December 31, 1996, has been incorporated by reference in this Form 10-K from Page 18 of the 1996 Annual Report to Stockholders of The Commerce Group, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules as of December 31, 1996 and for each of the two years in the period ended December 31, 1996, listed in the index on Page 40 of this Form 10-K.

	In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
January 24, 1997



























42
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

BALANCE SHEETS
December 31,
(Thousands of Dollars)

										  1997
1996	  1995
ASSETS

Investments:
  Investment in Commerce Holdings, Inc...................	$610,854
	$551,490	$513,966
  Investment in Bay Finance Company, Inc.................	  23,750
33,061	  30,932
  Investment in the Clark-Prout Insurance Agency, Inc....	     566
1,282	   1,156
  Other investments......................................	     -
2,000	   1,300
      Total investments..................................	 635,170
587,833	 547,354

Cash and cash equivalents................................	       2
2	       6
Property and equipment, net of accumulated depreciation..	   1,368
1,345	   1,465
Receivable from affiliates...............................	  30,395
3,767	   5,746
Current income taxes.....................................	   7,682
3,468	   1,459
Other assets.............................................	   4,628
2,411	   1,811
      Total assets.......................................	$679,245
	$598,826	$557,841

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses..................	$ 23,428
	$  9,506	$  5,096
  Deferred income taxes..................................	   4,691
1,831	     752
  Other liabilities......................................	   1,330
450	   2,279
      Total liabilities..................................	  29,449
11,787	   8,127

Stockholders' equity:
  Capital stock:
    Common stock.........................................	  19,000
19,000	  19,000
  Paid-in capital........................................	  29,621
29,621	  29,621
  Retained earnings......................................	 639,862
576,618	 525,452
										 688,483
625,239	 574,073
  Treasury stock, 1,957,348, 1,937,348 and 1,263,433
  shares in 1997, 1996 and 1995, at cost.................	 (38,687)
(38,200)	 (24,359)


      Total stockholders' equity.........................	 649,796
587,039	 549,714

      Total liabilities and stockholders' equity.........	$679,245
	$598,826	$557,841



The accompanying notes are an integral part of these condensed financial statements.



43
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II
(continued)

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

STATEMENTS OF EARNINGS
Years ended December 31,
(Thousands of Dollars)

										 1997
1996		 1995

Revenues
  Dividends received from subsidiaries...................	$ 47,105
	$ 43,470   $ 34,650
  Rent income............................................	     397
357        287
  Investment income......................................	     -
8         11
     Total revenues......................................	  47,502
43,835     34,948

Expenses
  Depreciation...........................................	     242
257        157
  Administrative expenses................................	  11,933
5,698      3,571
     Total expenses......................................	  12,175
5,955      3,728

Earnings before income tax benefits and equity in
 net earnings of subsidiaries over amounts distributed...	  35,327
37,880     31,220
Income tax benefits......................................	  (5,063)
(2,880)    (1,211)

Earnings before equity in net earnings of subsidiaries
 over amounts distributed................................	  40,390
40,760     32,431

Equity in net earnings of subsidiaries over amounts
 distributed.............................................	  55,825
33,204     77,770
     Net earnings........................................	$ 96,215
$ 73,964   $110,201




















The accompanying notes are an integral part of these condensed financial statements.

44
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II
(continued)

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

STATEMENTS OF CASH FLOWS
Years ended December 31,
(Thousands of Dollars)

										  1997
1996	  1995

Cash flows from operating activities:
  Net earnings............................................ $  96,215
$ 73,964    $110,201
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Dividends received from consolidated subsidiaries.....    47,105
43,470      34,650
    Equity in earnings of consolidated subsidiaries.......  (102,930)
(76,674)   (112,420)
    Depreciation and amortization.........................       242
257         157
    Other liabilities and accrued expenses................    25,226
1,281       1,990
    Balances with affiliates..............................   (26,628)
1,979        (361)
    Income taxes benefits.................................    (1,354)
(930)     (1,187)
    Other--net............................................       (49)
(83)       (185)
      Net cash provided by operating activities...........    37,827
43,264      32,845

Cash flows from investing activities:
  Purchase of property and equipment for company use......      (344)
(186)       (285)
  Proceeds from sale of property and equipment............       128
132         298
      Net cash provided by (used in) investing activities.      (216)
(54)         13

Cash flows from financing activities:
  Dividends paid to stockholders..........................   (37,124)
(29,373)     (8,635)
  Purchase of treasury stock..............................      (487)
(13,841)    (24,359)
      Net cash used in financing activities...............   (37,611)
(43,214)    (32,994)

Decrease in cash and cash equivalents.....................       -
(4)       (136)
Cash and cash equivalents at beginning of year............         2
6         142
Cash and cash equivalents at end of year.................. $       2
$      2    $      6














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

NOTE A--Dividends

	The amounts of cash dividends paid to The Commerce Group, Inc. (Parent only) were as follows:

										 1997
1996		 1995
	Consolidated insurance subsidiaries.................	$47,105
	$43,470	$34,650

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

SCHEDULE II
(continued)

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Thousands of Dollars)

NOTE C--Consolidated Financial Statements

	In preparing the consolidated financial statements of the Company and its subsidiaries, the following amounts have been eliminated:

								At December 31,
Balance Sheet				    1997		1996		 1995
Investment in subsidiaries.........	 $635,170      $585,833     $546,054
Receivable from affiliates.........	   30,395         3,767        5,746


							  Years Ended December 31,
Statement of Earnings			    1997		1996		 1995

Dividends from subsidiaries........	 $ 47,105      $ 43,470     $ 34,650
Rent income........................	      397           357          287






























47
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION
Years Ended December 31, 1997, 1996 and 1995
(Thousands of Dollars)


							      Future
							      Policy
Other				 Benefits,   Amortization
						 Deferred    Benefits,
Policy				  Claims,    of Deferred
						  Policy    Claims and
Claims and		      Net	Losses and     Policy      Other       Net
						Acquisition    Loss     Unearned
Benefits   Premium  Investment  Settlement   Acquisition  Operating
Premiums
		Segment				   Costs     Expenses
Premiums    Payable   Revenue   Income(1)   Expenses       Costs
Expenses   Written
1997
  Property and casualty insurance..........  $ 85,264     $649,473
$379,599    None    $730,497   $ 72,963     $526,127    $187,491
NONE     $741,501
  Real estate and commercial lending.......       -            -
-                   -        4,448          -           -
-
  Corporate and other......................       -            -
-                   -        3,383          -           -
-
        Total..............................  $ 85,264     $649,473
$379,599            $730,497   $ 80,794     $526,127    $187,491
$741,501

1996
  Property and casualty insurance..........  $ 82,968     $662,832
$367,991    None    $668,716   $ 69,852     $475,231    $181,013
NONE     $711,570
  Real estate and commercial lending.......       -            -
-                   -        4,249          -           -
-
  Corporate and other......................       -            -
-                   -        3,301          -           -
-
        Total..............................  $ 82,968     $662,832
$367,991            $668,716   $ 77,402     $475,231    $181,013
$711,570

1995
  Property and casualty insurance..........  $ 67,160     $626,029
$330,454    None	$592,590   $ 64,495     $367,552    $166,741      NONE
$603,421
  Real estate and commercial lending.......       -            -
-                   -        3,804          -           -
-
  Corporate and other......................       -            -
-                   -        3,014          -
-
        Total..............................  $ 67,160     $626,029
$330,454            $592,590   $ 71,313     $367,552    $166,741
$603,421




(1) The allocation of net investment income is based upon the specific identification of activity within the various segments.















<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV

REINSURANCE
Years Ended December 31, 1997, 1996 and 1995
(Thousands of Dollars)

										 Assumed
		Percentage
								Ceded to	  From
			of Amount
						 Gross		  Other
Other	  Net		 Assumed
	Insurance Premiums Earned		 Amount	Companies
	Companies	 Amount	 to Net
1997
  Property and casualty insurance.. $753,184    $105,824    $ 83,137
$730,497      11.4%

1996
  Property and casualty insurance.. $698,290    $122,238    $ 92,664
$668,716      13.9%

1995
  Property and casualty insurance.. $622,455    $120,720    $ 90,855
$592,590      15.3%






































49
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1997, 1996 and 1995
(Thousands of Dollars)

									   Net
									 addition
									(reduction)
							 Balance	charged to
	   Balance
							beginning	costs and
	   at end
							 of year 	 expenses
Deductions(1)  of year

1997
  Allowance for losses on mortgage loans
   and collateral notes receivable........  $2,760	  $   52 	  $
-   	   $2,812

  Allowance for doubtful premium
   receivables............................  $1,500	  $1,645
$(1,694)	   $1,451

1996
  Allowance for losses on mortgage loans
   and collateral notes receivable........  $3,173	  $ (413)	  $
-   	   $2,760

  Allowance for doubtful premium
   receivables............................  $1,103	  $1,942
$(1,545)	   $1,500

1995
  Allowance for losses on mortgage loans
   and collateral notes receivable........  $3,324	  $ (151)	  $
-   	   $3,173

  Allowance for doubtful premium
   receivables............................  $1,120	  $  136	  $
(153)	   $1,103



(1) Deductions represent net write-offs of amounts determined to be uncollectible.















50
<page




THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE X

SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
Years Ended December 31, 1997, 1996 and 1995
(Thousands of Dollars)


								 Claims and Claim
Paid
								Adjustment Expenses
Claims
		Affiliation					Incurred Related to
	and Claim
		   with					 Current	 Prior
	Adjustment
		Registrant 					  Year  	 Years
Expenses

1997
  Consolidated property-casualty entities...... $609,930   $(83,803)
$530,030

1996
  Consolidated property-casualty entities...... $562,997   $(87,766)
$435,162

1995
  Consolidated property-casualty entities...... $442,027   $(74,475)
$329,101

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS(A)

Exhibit
Number 						Title


  3.1		Articles of Organization, as amended(B)

  3.2		By-Laws(B)

  4		Stock Certificate(B)

 10.1		Loan Agreement, Mortgage and Assignment and Trust Agreement
dated February 20,
		1981 between Town of Webster, The Commerce Insurance Company and Mechanics Bank,
		as Trustee(B)

 10.2		First Supplemental Loan Agreement, Mortgage, Assignment and
Trust Agreement
		dated as of August 1, 1984 between Town of Webster, The
Commerce Insurance
		Company and Mechanics Bank as Trustee(B)

 10.3		Second Supplemental Loan Agreement, Mortgage, Assignment and
Trust Agreement
		dated as of October 1, 1985 between Town of Webster, The
Commerce Insurance
		Company and Mechanics Bank as Trustee(B)

 10.4		Loan Agreement dated December 4, 1985 among Bay Finance
Company, Inc., The
		Commerce Group, Inc. and The First National Bank of Boston, as modified by
		Modification No. 1 dated December 18, 1986(B)

 10.4A	Loan Agreement dated December 4, 1985 among Bay Finance
Company, Inc., The
		Commerce Group, Inc. and The First National Bank of Boston, as modified by
		Modification No. 2 dated March 18, 1988(C)

 10.5		Loan Agreement dated December 18, 1986 between The Commerce
Group, Inc. and
		The First National Bank of Boston(B)

 10.6*	Form of Stock-Appreciation Right Agreement(B)

 10.7*	1996 Stock-Appreciation Right and Book Value Award Agreement
as amended. (G)

 10.8*	1994 Management Incentive Plan(F)

 10.9		Property Combination Reinsurance Agreement(F)

 10.10	Owner-Contractor Agreement dated April 20, 1988 between The
Commerce Group,
		Inc. and Lauring Construction Co., Inc.(D)

 10.11	Asset Transfer Agreement between Commerce Insurance and
Providence Washington
		Insurance Company dated December 23, 1991.(E)

 10.12	Asset and Liability Transfer Agreement between Commerce
Insurance and
		American Hardware Mutual Insurance Company and American
Merchants Casualty
		Company dated November 8, 1991.(E)

 10.13	Asset Transfer Agreement between Commerce Insurance and The
Continental
		Insurance Company dated October 24, 1991.(E)

52
<page


 10.14	Asset Transfer Agreement between Commerce Insurance and Home
Insurance
		Company dated October 3, 1991.(E)

 10.15	Asset and Liability Transfer Agreement between Commerce
Insurance and New
		Hampshire Insurance Company dated August 12, 1991.(E)

 10.16	Asset Transfer Agreement between Commerce Insurance, Utica
Mutual Insurance
		Company and Graphic Arts Mutual Insurance Company dated June
24, 1991.(E)

 13.1		Annual Report for the year ended December 31, 1997 to
Security Holders.

 22.1		Subsidiaries of the Registrant filed herewith.

 24.1		Power of Attorney(B)




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

(G) Incorporated herein by reference to the exhibit with the same exhibit number, filed as an exhibit to the Registrant's Form 10-Q for the period ended
September 30, 1997.

* Denotes management contract or compensation plan or arrangement.





















53
<page








1997
annual
report
















The
CGI

The Commerce Group, Inc.
211 Main Street, Webster, Massachusetts 01570

<PAGE




INDEX TO 1997 ANNUAL REPORT

	   Page
Financial Highlights............................................     1

Letter to Stockholders..........................................     2

Management's Discussion and Analysis of Financial Condition
 and Results of Operations......................................     4

Common Stock Price and Dividend Information.....................    17

Report of Management............................................    19

Report of Independent Auditors..................................    20

Consolidated Balance Sheets at December 31, 1997 and 1996.......    21

Consolidated Statements of Earnings for the Years Ended
 December 31, 1997, 1996 and 1995...............................    22

Consolidated Statements of Stockholders' Equity for the Years
 Ended December 31, 1997, 1996 and 1995.........................    23

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1997, 1996 and 1995...............................    24

Consolidated Statements of Cash Flows - Reconciliation of Net
 Income to Net Cash Provided by Operating Activities for the
 years ended December 31, 1997, 1996 and 1995...................    25

Notes to Consolidated Financial Statements......................    26

Selected Consolidated Financial Data............................    45

Management's Discussion of Supplemental Information on
 Insurance Operations...........................................    46

Directors.......................................................    51

Officers........................................................    53

Stockholder Information.........................................    54









<PAGE




FINANCIAL HIGHLIGHTS
(Dollars in Thousands, Except Per Share Amounts)

								    1997		1996
	    1995


Net premiums written............................ $  741,501    $
711,570      $  603,421

Earned premiums................................. $  730,497    $
668,716      $  592,590
Net investment income...........................     80,794
77,402          71,313
Premium finance fees............................      7,074
9,713          19,420
Net realized investment gains (losses)..........     22,770
(7,574)            712
	Total revenues............................ $  841,135    $
748,257      $  684,035

Earnings before income taxes.................... $  127,517    $
92,013      $  149,742
Income taxes....................................     31,302
18,049          39,541
	Net earnings.............................. $   96,215    $
73,964      $  110,201

Basic and diluted net earnings per common share. $     2.67    $
2.04      $     2.93

Cash dividends paid per share................... $     1.03    $
0.81      $     0.23

Weighted average number of common shares
  outstanding................................... 36,044,679
36,311,887      37,632,236

Total investments at market value............... $1,242,695
$1,167,671	 $1,096,778
Total assets....................................  1,754,753
1,676,799	  1,564,175
Total liabilities...............................  1,104,957
1,089,760	  1,014,461
Total stockholders' equity......................    649,796
587,039	    549,714
Total stockholders' equity per share............      18.03
16.28	      14.96

Certain Statutory Financial Ratios (Unaudited):
  Loss and LAE ratio............................       71.4%
70.9%	       62.0%
  Underwriting expense ratio....................       25.1
27.1	       29.0
	Combined ratio............................       96.5%
98.0%	       91.0%

  Net premiums written to policyholders'
    surplus.....................................      143.3%
153.1%	      137.1%




















1
<PAGE


THE COMMERCE GROUP, INC.



March 27, 1998

To Our Stockholders:

	In 1997, your Company experienced satisfactory financial results for the 22nd consecutive year. From the very first day the funding of The Commerce Insurance Company was accomplished (April 3, 1972) through December 31, 1997, we have achieved underwriting profit of $228.5 million on total premiums written of $6.0 billion. This underwriting profit represents 3.8% of total premiums written. These results stand out in a year that continued to witness changes in the nature and source of competition within the insurance marketplace.

	In 1998, the Massachusetts personal automobile insurance industry saw state-mandated auto insurance rates drop again for the fourth consecutive year this past January. Coupled with affinity group marketing programs and safe driver rate deviations, the Massachusetts marketplace continues in a highly competitive mode. Through these evolving conditions, your Company saw its share of the Massachusetts personal automobile market increase to 21.8% in 1997 versus 20.8% at the end of 1996.

	In California, Western Pioneer Insurance Company has completed its second full year as a subsidiary of The Commerce Insurance Company with improved profitability and a bright future. Plans have been implemented to strengthen the agency force along with establishing an attractive and competitive rate structure.

	As we look to the future, your Company has begun writing insurance in the state of Rhode Island in January 1998 and maintains licenses to operate in the states of Connecticut, Maine, New Hampshire and Vermont. With the use of new technologies, upgraded internal operating systems and the continued monitoring of acquisition opportunities, we are realizing our vision of expansion.

	Through it all, your Company has continued to grow and prosper. The Commerce Insurance Company continues to be the largest writer of Massachusetts private passenger automobile insurance, as well as the second largest writer of Massachusetts homeowners insurance. Written premiums, earned premiums, investment income, total assets, total stockholders' equity and total stockholders' equity per share, as illustrated in the bar graph on the facing page, are all at new highs. For those of you who are interested in the details, I draw your attention to the pages in this report labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Behind these numbers are an extremely dedicated group of people, both in Massachusetts and California: Our Policyholders (represented by over 771,000 policies in force); Agents (692); Employees (1,495); Officers
(31); Directors (19); and of course, our Stockholders (over 4,300, not including our Employee Stock Ownership Plan participants who now number 1,541).

	Property-liability insurance remains a good business to be in--and The Commerce Group, Inc. will continue its efforts to be one of the most profitable long-term players. Your Company's management continues to believe that owners' interests are its primary constituency.

	Our sincere thanks to those who have helped in this building process--especially our Agents, Employees, Officers and Board of Directors. This diverse force of committed, ethical and hard working people will continue to build on our past successes and look to the future with excitement and opportunity. Their individual creativity, energy and professionalism will continue to serve our shareholders well.

	Your comments or questions regarding this report, or The Commerce Group, Inc. affairs in general, are solicited as always, at any time.

									  Arthur J.
Remillard, Jr.
									  President

Caring in everything we do.

2
<PAGE




The bar graph on page 3 illustrates the Company's annual total stockholders' equity per share value and annual total stockholders' equity per share value including cumulative cash dividends paid per share on December 31, over the most recent fifteen year period. The X axis lists the years beginning with 1983 through 1997. The Y axis lists the dollar values starting at $0.00 and increasing in one dollar increments to $21.00. The graph depicts a total stockholders' equity per share value in 1983 of $0.50; 1984 of $0.67, 1985 of $0.81, 1986 of
$0.95, 1987 of $1.40, 1988 of $1.95, 1989 of $2.53, 1990 of $3.36, 1991
of $4.80, 1992 of $7.42, 1993 of $10.09, 1994 of $10.88, 1995 of $14.96,
1996 of $16.28 and 1997 of $18.03. The graph also depicts the total stockholders' equity per share value including cumulative dividends paid per share in 1984 of $0.67, 1985 of $0.81, 1986 of $0.95, 1987 of $1.40,
1988 of $1.95, 1989 of $2.53, 1990 of $3.36, 1991 of $4.80, 1992 of
$7.42, 1993 of $10.09, 1994 of $11.03, 1995 of $15.34, 1996 of $17.47
and 1997 of $20.25.










































3
<PAGE


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Thousands of Dollars Except Per Share Data)

General

	The property and casualty industry has been and remains highly cyclical in nature. The financial results of property and casualty insurance companies are impacted by many forces unique to the market. Market forces include competition, frequency and severity of losses resulting from weather conditions, the state of the economy and the general regulatory environment in those states in which the insurer operates. During 1997, the industry experienced strong underwriting results, despite slower premium growth as compared to 1996. The strong underwriting results were attributable to the absence of severe weather, improved cost management, safer cars and highways and increased drunk driver awareness. The improved industry results have intensified competition among insurers, which when coupled with lower rates, emphasizes the advantages of operating efficiently. The Commerce Group, Inc. ("Company") is well positioned to both lead in this environment and to respond to these prevailing conditions in the market.

	The Company, incorporated in 1976, is a regional property and casualty insurer which, through its subsidiaries, offers predominantly motor vehicle insurance, covering personal automobiles, in addition to a broad range of other property and casualty insurance products. These products are marketed to groups, individuals, families and businesses through the Company's strong relationships with professional independent insurance agencies. The Company writes insurance primarily in the state of Massachusetts through The Commerce Insurance Company ("Commerce") and Citation Insurance Company ("Citation"), both wholly-owned subsidiaries of Commerce Holdings, Inc. ("CHI"). The Company also writes insurance in the state of California through Western Pioneer Insurance Company ("Western Pioneer"), a wholly-owned subsidiary of Commerce.

	The Company's business strategy remains focused on activities primarily related to personal automobile insurance in the states of Massachusetts and California. The Company has been the largest writer of personal property and casualty insurance in the state of Massachusetts in terms of market share of direct premiums written since 1990. The Company's share of the Massachusetts personal automobile market increased in 1997 to approximately 21.8% from 20.8% in 1996. In addition to Massachusetts and California, the Company is newly licensed in the states of Connecticut, Maine, New Hampshire, Rhode Island and Vermont. The Company began writing in Rhode Island in January 1998 and is gearing internal operating systems to accommodate the remaining New England states in the future.

	During 1997, direct premiums written totalled $768,649, a 5.0% increase over 1996. Direct premiums written in Massachusetts, written through Commerce and Citation amounted to $741,163. Direct premiums written in California, through Western Pioneer, amounted to $27,486. Of the total direct premiums written, direct personal automobile premiums written during 1997 totalled $661,077, an increase of 6.1% over 1996, and direct homeowners insurance premiums written totalled $54,256, an increase of 3.6% over 1996. The Company is also the fourth largest writer of commercial automobile insurance in Massachusetts based on direct premiums written. During 1997, direct commercial automobile premiums written totalled $37,075, an 8.3% decrease compared to 1996.

	Personal automobile insurance is subject to extensive regulation in Massachusetts and California. Every owner of a registered automobile is required to maintain certain minimum automobile insurance coverages. In Massachusetts, with very limited exceptions, automobile insurers are required by law to issue a policy to any applicant seeking to obtain such coverages. Marketing and underwriting strategies for companies operating in Massachusetts are limited by maximum automobile premium rates and minimum agency commission levels for personal automobile insurance which are mandated by the Massachusetts Commissioner of Insurance ("Commissioner"). In Massachusetts, accident rates, bodily injury claims, and medical care costs continue to be among the highest in the nation.





4
<PAGE



	During the three-year period from 1995 to 1997, Massachusetts personal automobile insurance premium rates decreased an average of 5.6% per year. The Commissioner approved an average 4.0% decrease in personal automobile premiums for 1998, the fourth decrease in as many years. Rates decreased 6.2%, 4.5% and 6.1% in 1997, 1996 and 1995, respectively. Coinciding with the 1998 rate decrease, the Commissioner also approved a 7.4% decrease in the commissions agents receive from selling private passenger automobile insurance for 1998. The decision slightly offsets the financial impact of the average 4.0% decrease in personal automobile premiums for 1998.

	Although personal automobile premium rates decreased an average of 6.2% in 1997, the impact upon the Company resulted in only a 1.8% decrease in the average personal automobile premium per exposure (each vehicle insured). The 1.8% decrease for the Company is significantly less than the average rate decrease of 6.2% due to the facts that the rate decision did not anticipate purchases of new automobiles in the year to which the rate decision applied and, secondly, the Company's mix of personal automobile business differs from that of the industry.

	The 1997 and 1998 decreases were partially driven by corrections for an industry error that had impacted prior year rate decisions. The industry error resulted from a miscalculation of industry expense allowances that had the effect of overstating rates for 1991 through 1996. Rates for 1997 were adjusted to recoup an estimated $50 million from the industry. Rates for 1998 and 1999 have and will be adjusted to recoup the remaining amount estimated to be $150 million.

	Additionally, 1997 and 1998 rates were decreased as a result of the reconciliation of the Safe Driver Insurance Plan ("SDIP"), which is designed to be revenue neutral. In most recent past years, the SDIP reconciliation resulted in a deficit which was then added into the rates for the subsequent years. The 1996 SDIP reconciliation, however, resulted in a surplus.

	The Company had performed an analysis of the 1997 rate decision in early 1997. The Company estimated the impact of the above two items on its results assuming its market share remained the same as it was at the end of 1997. The Company's share of the Massachusetts personal automobile market increased from 20.8% at the end of 1996 to 21.8% at the end of 1997. The earned premium impact of the above two items has been re-estimated at approximately $16.0 million for 1997, $24.1 million for 1998 and $14.1 million for 1999. The earnings per share after-tax impact resulting from lower earned premiums was $0.29 for 1997, and is estimated to be $0.43 and $0.24 for 1998 and 1999, respectively. If the Company's future market share increases (decreases), a larger (smaller) financial impact will result.

	In June 1997, the Massachusetts Supreme Judicial Court ("Court") rejected an appeal filed by the Automobile Insurers Bureau of Massachusetts ("AIB") that challenged the Commissioner's decision to prospectively decrease future rates for the miscalculation of the industry expense allowance. (The SDIP reconciliation component was not challenged.) The AIB's argument was that, according to statute, there is a prohibition against retroactive rate making in Massachusetts which effectively bars the examination of past year's data once all involved parties have agreed to the rate decision. The Court ruled that retroactive rate making was indeed illegal, but indicated that special circumstances permitted returning the money in the form of rate reductions. In a related challenge, the Court rejected on technical grounds, one insurers claim of an unfair adverse impact related to the prospective nature of the rate reduction.

	The 1998 rate decision also included a 7.4% reduction in agents' commission rates. Again, as in 1997, companies will calculate commissions on business subject to safe driver deviations, net of the deviations. After the 1997 rate decision, a suit was filed by the Massachusetts Association of Insurance Agents ("MAIA") challenging this method of calculation. In July 1997, the Court upheld the Commissioner's ruling that agents' commissions on 1997 premiums, subject to safe driver deviations, would be based on net premium amounts. The 1996 commissions were based on premium amounts net of group discounts but gross of safe driver deviations. The Commissioner's ruling resulted in agents receiving fewer commission dollars on a per policy basis.


5
<PAGE



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

	Significant changes in the utilization of the C.A.R. private passenger pooling mechanism are not expected for 1998. Various C.A.R. participation formula changes have been fully implemented since 1993 with only minor changes since then. The Company's strategy has been to voluntarily retain more of the types of private passenger automobile business that are factored as credits favorably impacting the utilization formula. As a result, the credits impacting the utilization formula have favorably affected the Company's participation ratio. As of December 31, 1997, the Company estimates it's private passenger automobile participation ratio to be approximately 18.0% which is several percentage points below the Company's estimated 21.8% share of the Massachusetts personal automobile market. The Company continues to expect the marketplace to make minor yearly adjustments to find the optimum balance between voluntary and ceded writings.

	Starting in 1991, and concluding in 1995, reforms were implemented into the C.A.R. commercial automobile pooling mechanism. The primary change was the gradual phase-in of a C.A.R. commercial utilization-based participation formula, so as to reduce the percentage of commercial business being ceded to C.A.R. The percentage of commercial premiums ceded to C.A.R. by the industry has decreased from approximately 56% in 1990 to approximately 26% in 1997, (as estimated by the Company). This also resulted in significant decreases in the percentage of commercial automobile business ceded to C.A.R. by the Company, from approximately
68% in 1990 to approximately 24% in 1997. Continued industry-wide gradual decreases in the percentage of ceded commercial premiums are expected for 1998, as companies continue to look to increase their voluntary retention levels. Finally, C.A.R. depopulation, coupled with C.A.R. rate increases for ceded commercial business, has led to a reduction in the size of the annual commercial deficits.

	The Company intends to continue to respond to the incentives and disincentives provided by C.A.R. rules, by further adjusting the percentage of personal and commercial business ceded to C.A.R. in 1998.

	The Company provides a separate rating tier for preferred commercial automobile business through Citation. Approximately 22% of the commercial automobile premiums produced by its voluntary agents in 1997 were written by Citation. The Company expects that this secondary rating tier will continue to assist the Company in retaining its better commercial automobile accounts, while also further increasing the percentage of commercial automobile business that can be retained voluntarily by the Company in 1998 and beyond.

	Beginning in the latter part of 1995, the Company began to actively pursue group marketing programs. The primary purpose of group marketing programs is to provide participating groups with a convenient means of purchasing private passenger automobile insurance through associations and employee groups. Emphasis is placed on writing larger groups, although accounts with as few as 25 participants are considered. Groups are eligible for rate discounts which must be filed annually with the Division of Insurance. In general, the Company looks for groups with mature/stable membership, favorable driving records and below average turnover ratios. Participants who leave the sponsoring group during the term of the policy are allowed to maintain the policy until expiration. At expiration, a regular Commerce policy may be issued at the insured's option.



6
<PAGE



	During the latter part of 1995, Commerce signed group marketing agreements with the five American Automobile Association Clubs of Massachusetts ("AAA clubs") offering a 10% discount on private passenger automobile insurance to the clubs' members who reside in Massachusetts. In 1997, two AAA clubs were consolidated, therefore leaving only four clubs. Primarily as a result of the fourth consecutive private passenger rate reduction, a 6.0% percent AAA club discount was approved for policies effective as of January 1, 1998. Previously, a 10% discount had been effective since the latter part of 1995. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and has been the primary reason for a 40.6% increase in the number of personal automobile exposures written by Commerce since the groups inception. The Company expects this increase to level off in 1998 as evidenced by an 8.3% increase in personal automobile exposures in 1997 as compared to a 29.8% increase in 1996.
In 1998, total direct premiums written attributable to the AAA group business were $422,074 or 54.9% of the Company's total direct premiums written (66.6% of total Massachusetts personal automobile premium), an increase of 22.6% over 1996. Total exposures attributable to the AAA clubs group business were 522,098 or 65.8% of total personal automobile exposures in 1997, an increase of 102,445 or 24.4% over 1996. Of this amount, approximately 10% was written through insurance agencies owned by the AAA clubs. The remaining 90% was written through the Company's network of independent agents.

	Initially, the Massachusetts statute governing group marketing programs required that 35% of the eligible members must participate in a group marketing program within the first year. Accordingly, Commerce and the AAA clubs aggressively pursued AAA members for the AAA Group Marketing Program. At December 31, 1996, Commerce had achieved the objective of writing more than 35% of the AAA members within the first year, as over 300,000 AAA members joined the program. The particular portion of the statute, dealing with achieving the 35% penetration level in one year, was amended by the Massachusetts Legislature in early 1997 to allow two years to reach the required penetration level. In December 1997, a bill was passed in the Massachusetts Legislature to further waive, for an additional year, the requirement that 35% of a group's members purchase insurance through the group in order for the group to be renewed for 1998.

	Commerce and the AAA clubs have agreed that Commerce shall be their exclusive underwriter of Massachusetts personal automobile group programs. This contract may be terminated by the AAA clubs upon written notice to Commerce, whose termination shall take effect at a minimum of three years from notice of termination.

	During 1996 and 1997, the Company was granted licenses in the states of Connecticut, New Hampshire, Rhode Island, and Vermont.
License approval in the state of Maine was received in February 1998. Concurrent with the filings submitted for these licenses, the Company entered into an agreement with Policy Management Services Corporation ("PMSC") and purchased software which will allow for the development of internal operating systems which will enable the Company to process policies in states outside of Massachusetts. Additionally, a significant investment in new computer hardware was made to support this effort. These systems are in place and the Company began writing insurance in the state of Rhode Island during January 1998.

	Underwriting profit margins are reflected by the extent to which the combined ratio is less than 100%. This ratio is considered the best simple index of current underwriting performance of an insurer. During the five-year period ended December 31, 1997, the property and casualty industry's combined ratio, as reported by A.M. Best and weighted to reflect the Company's product mix ("weighted industry average"), has ranged from a low of 102.6% in 1993 to a high of 104.2% in 1997 on a statutory accounting principles basis. During this same period of time, the Company's combined ratio has consistently remained below the weighted industry average, ranging from as low as 91.0% in 1995 to a high of 98.0% in 1996. On an average basis, the Company's combined ratio was 94.2% for the five year period ended December 31, 1997 compared to a weighted industry average of 103.2%.

	The Company's total revenues were supplemented in fiscal 1997, 1996 and 1995 by net investment income of $80,794, $77,402 and $71,313, respectively. Additionally, the Company had realized investment gains (losses) of $22,770, ($7,574) and $712 in 1997, 1996 and 1995,
respectively.


7
<PAGE



Regulatory Matters

General

	Although the U.S. federal government does not directly regulate the insurance industry, federal initiatives often have an impact on the business. Congress and certain federal agencies continue to investigate the current condition of the insurance industry (encompassing both life and health and property and casualty insurance) in the United States in order to decide whether some form of federal role in the regulation of insurance companies would be appropriate. Congress conducts hearings relating, in general, to the solvency of insurers and has proposed federal legislation from time to time on this and other subjects. The Company is unable to predict whether or in what form initiatives will be implemented and what the possible effects on the Company would be.

	In May 1996, state legislation was passed offering insurers incentives to write more inner city and coastal homeowners insurance. The legislation, which arose over concerns of availability and allegations of redlining, expands coverages and provides various credits under the Massachusetts Property Insurance Underwriting Association ("Massachusetts Fair Plan").

	In December 1996, a United States District Court, acting on a suit filed in October 1996, ordered the Massachusetts Division of Insurance to disregard the existing ban on bank sales of life, health and accident insurance. The decision cited U.S. Supreme Court decisions in the Barnett and VALIC cases that essentially pre-empt the State of Massachusetts ban on the licensing of bank-owned insurance agencies.
Also, in December 1996, a bill was filed in the Massachusetts
Legislature that would allow banks to become licensed agents of an insurance company or brokers of insurance, permitting such things as the sale of insurance products in distinctly designated bank branch areas separate and apart from retail deposit areas. The Company is unable to predict the possible impacts of these issues at this time.

	Various forms of automobile insurance reform are continuously debated in the Massachusetts Legislature. New regulations and legislation are often proposed with the goal of reducing the need for premium increases. For further details, please refer to the general discussion on insurance regulation and premium rates beginning on page 4.

	As previously mentioned, beginning in 1995, the Company received approval for group discounts to members of the AAA clubs. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public. The Company increased its Massachusetts private passenger automobile insurance writings by 6.3% in 1997 primarily as a result of this program, ending the year with approximately 21.8% of the Massachusetts private passenger automobile market as compared to 20.8% in 1996.

Personal Automobile Insurance

	In March 1997, the Company was granted approval, for the 1997 calendar year, to offer their customers safe driver deviations of 10 percent to drivers with SDIP classifications of either Step 9 or 10. These are the two best driver SDIP classifications in Massachusetts, representing drivers with no at fault accidents and not more than one minor moving vehicle violation in the last six years. For drivers that qualified, the Company's group automobile discounts and SDIP deviations could be combined for up to a 19% reduction from the state mandated rates. In February 1998, approval of SDIP deviations of 15% for Step 9 and 4% for Step 10 SDIP classifications was granted for the 1998 calendar year. For drivers that qualify, the Company's group automobile discounts and SDIP deviations can be combined for up to a 20.1% reduction from the state mandated rates.

	In November 1997, the Company received state regulatory approval to implement an installment fee of $3.00 on each invoice following the down payment, for all private passenger automobile policies effective January 1, 1998. The same $3.00 installment fee also replaced the 1.25% finance charge calculation for homeowner and dwelling policies paid on a 10-payment installment basis. Previously, for 1996 and 1997, the Company eliminated interest based finance fees on personal automobile insurance policies.


8
<PAGE



Risk Based Capital

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

	The RBC model formula proposes four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC falls. The first level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level (as defined by the NAIC) requires an insurer to submit a plan containing corrective actions and permits the Commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level (as defined by the NAIC) allows the regulator to rehabilitate or liquidate an insurer in addition to the aforementioned actions if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level (as defined by the NAIC) which requires the regulator to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount. The Company's subsidiaries, Commerce, Citation and Western Pioneer, have RBC amounts at December 31, 1997 of $56 million, $2 million and $3 million, respectively, and they have statutory surplus of approximately $433 million, $83 million and $24 million, respectively. The statutory surplus of Commerce, Citation and Western Pioneer at December 31, 1997 exceeded the RBC Company Action Levels of $112 million, $5 million and $6 million, respectively, by approximately $321 million, $78 million and $18 million, respectively.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

	Direct premiums written during 1997 increased $36,826, or 5.0% to $768,649 as compared to 1996. The increase was primarily attributable to a $38,223, or 6.1% increase in direct premiums written for personal automobile insurance to $661,077. This increase was the result of a $38,109 increase in direct premiums written for Massachusetts personal automobile insurance and an increase of $114 which was derived from the Company's California subsidiary, Western Pioneer. The increase in Massachusetts personal automobile direct premiums written resulted primarily from an increase of 8.3% in the number of personal automobile exposures written, offset by a 1.8% decrease in the average personal automobile premiums written per exposure (each vehicle insured). This was primarily the result of the Company's affinity group marketing programs, safe driver rate deviations and the effect of the 1997 state mandated average rate decrease of 6.2%. In 1997, the Company offered their customers safe driver deviations of 10% to drivers with SDIP classifications of either Step 9 or 10. For drivers who qualify, the Company's group discount and safe driver deviations can be combined for up to a 20.1% reduction from state mandated rates. Direct premiums written for commercial automobile insurance decreased by $3,363 or 8.3%, due primarily to a decrease of approximately 6.7% in the number of policies written, with the remainder due to a decrease in the average commercial automobile premium per policy. Direct premiums written for homeowners insurance (excluding the Massachusetts Fair Plan) increased by $2,088, or 4.2% due primarily to an increase in the number of policies written.

	Net premiums written during 1997 increased $29,931, or 4.2% as compared to 1996. The increase in net premiums written was due to the growth in direct premiums written as described above, offset by the effects of reinsurance. Written premiums assumed from C.A.R. decreased $17,172, or 18.3% and written premiums ceded to C.A.R. decreased $11,045 or 13.3% as compared to 1996, both as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance.
Premiums ceded to reinsurers other than C.A.R. increased $768 or 2.5% as compared to 1996.


9
<PAGE



	Earned premiums increased $61,781 or 9.2% during 1997 as compared to 1996. The increase in earned premiums was primarily due to changes in 1997 and 1996 direct and net premiums written including the increase in direct premiums written attributable to group marketing programs during the latter part of 1996 and in 1997, as previously mentioned. Earned premiums assumed from C.A.R. decreased $9,602 or 10.4% during 1997 compared to 1996. Earned premiums ceded to C.A.R. decreased
$14,000 or 16.3% during 1997 compared to 1996. Earned premiums attributable to Western Pioneer increased $531 to $28,159 for 1997 compared to 1996.

	Net investment income increased $3,392 or 4.4%, compared to 1996, principally as a result of an increase in average invested assets (at cost). Net investment income as a percentage of total average investments was 6.8% in both 1997 and 1996. Net investment income after tax as a percentage of total average investments was 5.5% in 1997 compared to 5.6% in 1996.

	Premium finance fees decreased $2,639 or 27.2% during 1997. The decrease was primarily attributable to a change from interest based finance fees to a "late payment" based system for personal automobile policies with effective dates of January 1, 1997 and forward. The change was initiated in direct response to competitive forces that occurred in the Massachusetts marketplace. In 1997, the Company received state regulatory approval to charge a $3.00 installment on each invoice following the down payment for all private passenger automobile and homeowner policies with effective dates on or after January 1, 1998.

	The market value of the Company's investment portfolio totaled $1,242,695, at December 31, 1997 compared to $1,167,671 at December 31,
1996. Management's investment philosophy is to emphasize investment yield while maintaining investment quality. Fixed maturities comprised 47.5% of the portfolio at December 31, 1997 compared to 61.4% at December 31, 1996. Equity investments comprised 26.3% at December 31, 1997 compared to 20.0% at December 31, 1996. Cash and short-term investments comprised 19.2% at December 31, 1997 compared to 12.0% at December 31, 1996. The decrease in fixed maturities was the result of the maturities and sales of fixed maturities with proceeds redeployed to cash and short-term investments. The shift in the mix of investments was partially driven by the current low interest rate environment and by the Company's previously announced change in investment strategy. The Company is seeking greater flexibility to provide for enhanced potential future capital appreciation. The Company's strategy is to acquire equity investments, including potential acquisitions, which forgo current investment yield in favor of potential higher yielding capital appreciation in the future.

	The market value of the fixed maturities, which totaled $590,597 at December 31, 1997, is comprised of 69.3% tax-exempt and 30.7% taxable investments as compared to total fixed maturities of $716,702, comprised of 68.5% tax-exempt and 31.5% taxable investments at December 31, 1996. The market value of equity investments, which totaled $326,588 at December 31, 1997, is comprised of 45.5% preferred stocks and 54.5% common stocks as compared to total equity investments of $233,721, comprised of 63.2% preferred stocks and 36.8% common stocks at December 31, 1996. The increase in equity investments and decrease in fixed maturities at December 31, 1997 compared to December 31, 1996 was primarily attributable to a change in the mix of investments from municipal and government bonds and Government National Mortgage Association ("GNMA") mortgage-backed bonds to higher yielding preferred stock mutual funds which are classified as common stocks. Of the common stock portfolio approximately two-thirds of the balance is comprised of preferred stock mutual funds versus pure common stocks.












10
<PAGE



	Gross realized gains and losses on fixed maturity investments amounted to $4,306 and $2,887, respectively, for the year ended December 31, 1997 compared to gross realized gains and losses on fixed maturity investments of $487 and $7,851, respectively, for the year ended December 31, 1996. Gross realized investment gains and losses on preferred stocks amounted to $2,688 and $2,682, respectively, for the year ended December 31, 1997 compared to gross realized gains and losses on preferred stocks of $22 and $371, respectively, for the year ended December 31, 1996. Gross realized gains on common stocks amounted to $21,440 for the year ended December 31, 1997 compared to gross realized gains on common stocks of $456 for the year ended December 31, 1996.
Net realized investment gains totalled $22,770 during 1997 as compared to net realized investment losses of $7,574 for 1996. A significant portion of the realized gains in 1997 was primarily the result of a merger of a major New England financial corporation and its property and casualty subsidiary. The merger election and exchange of stock resulted in realized investment gains of $15,178. Subsequent post merger sales of this corporation's common stock resulted in additional realized investment gains of $3,790. The remainder of the realized investment gains were primarily the result of sales of non-taxable bonds offset by minimal realized investment losses in the sales of GNMA's and preferred stocks. Also included were realized losses on mortgage activity of $95 in 1997 compared to $317 in 1996.

	Gross unrealized gains and losses on fixed maturity investments totalled $24,189 and $376, respectively, at December 31, 1997 compared to $17,890 and $1,699, respectively, at December 31, 1996. The unrealized gains on fixed maturities increased, despite fewer fixed maturity holdings, as a result of the favorable bond market in 1997. Gross unrealized gains and losses on preferred stocks totaled $1,599 and $1,235, respectively, at December 31, 1997 compared to $2,034 and $2,837, respectively, at December 31, 1996. Gross unrealized gains and losses on common stocks totaled $17,888 and $170, respectively, at December 31, 1997 compared to $20,305 and $187, respectively, at December 31, 1996.

	Losses and loss adjustment expenses ("LAE") incurred as a percentage of insurance premiums earned ("loss and LAE ratio") was 71.4% in 1997 compared to 70.9% in 1996. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile decreased to 61.3% in 1997 compared to 63.9% in 1996. The commercial automobile pure loss ratio decreased to 45.4% in 1997 compared to 46.7% in 1996. For homeowners, the pure loss ratio decreased to 48.9% in 1997 compared to 72.4% in 1996. The overall decrease to the homeowner pure loss ratio for 1997 was due to more normal weather conditions during 1997 as compared to the severe weather experienced during the first half of 1996, coupled with favorable development in the homeowners liability area.

	Policy acquisition costs expensed increased by 3.6% in 1997, compared to 8.6% in 1996. The increase in policy acquisition costs was primarily due to higher volumes of business written during 1997 and fewer acquisition costs being deferred as compared to 1996. This was due to a higher rate of growth in 1996 primarily from affinity groups. As a percentage of net premiums written, underwriting expenses for the insurance companies (on a statutory basis) were 25.1% during 1997 as compared to 27.1% for 1996. On a consolidated financial statement basis, 1997 and 1996 policy acquisition costs, as a percentage of net written premiums, were approximately equal. This occurred because lower commission and contingent commission expenses in 1997 were offset by higher management incentive compensation expenses and computer service expenses. The higher management compensation expense was the direct result of the increase in the average three month share price of the Company's common stock during 1997 as compared to 1996.

	The Company's effective tax rate was 24.5% and 19.6% for the years ended December 31, 1997 and 1996, respectively. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends deduction. The higher 1997 effective tax rate was primarily due to tax exempt interest comprising a lesser percentage of net income before taxes and more realized gains in 1997 than in 1996.

	Net earnings increased $22,251 or 30.1% to $96,215, during 1997 as compared to net earnings of $73,964 in 1996, as a result of the factors previously mentioned.




11
<PAGE




Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

	Direct premiums written during 1996 increased $105,157, or 16.8% to $731,823 as compared to 1995. The increase was primarily attributable to a $108,212, or 21.0% increase in direct premiums written for personal automobile insurance to $622,849. This increase was the result of an $88,527 increase in direct premiums written for Massachusetts personal automobile insurance and an increase of $19,685 which was derived from the Company's California subsidiary, Western Pioneer, which was acquired August 31, 1995. The increase in Massachusetts personal automobile direct premiums written resulted primarily from an increase of 29.8% in the number of personal automobile exposures written, offset by a 9.2% decrease in the average personal automobile premiums written per exposure (each vehicle insured). This was primarily the result of the Company's affinity group marketing programs, safe driver rate deviations and the effect of the 1996 state mandated average rate decrease of 4.5%. In January 1996, the Company was granted approval to offer its customers safe driver deviations of 10%. For drivers who qualify, the Company's group discount and safe driver deviations can be combined for up to a 19% reduction from state mandated rates. Direct premiums written for commercial automobile insurance decreased by $4,763, or 10.5%, due primarily to a decrease of approximately 5.6% in the number of policies written, with the remainder due to a decrease in the average commercial automobile premium per policy. Direct premiums written for homeowners insurance (excluding the Massachusetts Fair Plan) increased by $1,926, or 4.0%, due primarily to an increase in the number of policies written.

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

	Net investment income increased $6,089, or 8.5%, compared to 1995, principally as a result of an increase in average invested assets (at cost) of 9.5% when compared to the year ended 1995. Net investment income as a percentage of total average investments was 6.8% in 1996 compared to 6.9% in 1995. Net investment income after tax as a percentage of total average investments was 5.6% in 1996 compared to 5.7% in 1995.

	Premium finance fees decreased $9,707 or 50.0% during 1996. The decrease was primarily attributable to a change from interest based finance fees to a "late payment" based system for personal automobile policies with effective dates of January 1, 1996 and forward. The change was initiated in direct response to competitive forces that occurred in the Massachusetts marketplace.

	The market value of the Company's investment portfolio totaled $1,167,671, at December 31, 1996 compared to $1,096,778 at December 31,
1995. Management's investment philosophy is to emphasize investment yield while maintaining investment quality. Fixed maturities comprised 61.4% of the portfolio at December 31, 1996 compared to 74.3% at December 31, 1995. Equity investments comprised 20.0% at December 31, 1996 compared to 13.8% at December 31, 1995.







12
<PAGE



	The market value of the fixed maturities, which totaled $716,702 at December 31, 1996, is comprised of 68.5% tax-exempt and 31.5% taxable investments as compared to total fixed maturities of $815,277, comprised of 72.8% tax-exempt and 27.2% taxable investments at December 31, 1995. The market value of equity investments, which totaled $233,721 at December 31, 1996, is comprised of 63.2% preferred stocks and 36.8% common stocks as compared to total equity investments of $151,579, comprised of 73.4% preferred stocks and 26.6% common stocks at December 31, 1995. The increase in equity investments and decrease in fixed maturities at December 31, 1996 compared to December 31, 1995 is primarily attributable to a change in the mix of investments from municipal bonds to higher yielding preferred stocks and preferred stock mutual funds which are classified as common stocks.

	Gross realized gains and losses on fixed maturity investments amounted to $487 and $7,851, respectively, for the year ended December 31, 1996 compared to $2,389 and $1,912, respectively, for the year ended December 31, 1995. Gross realized gains and losses on preferred stocks amounted to $22 and $371, respectively, for the year ended December 31, 1996 compared to $937 and $47, respectively, for the year ended December 31, 1995. Gross realized gains and losses on common stocks amounted to $456 and $0, respectively, for the year ended December 31, 1996 compared to $47 and $532, respectively, for the year ended December 31, 1995.
Net realized investment losses totalled $7,574 during 1996 as compared to net realized investment gains of $712 for 1995. The realized gains in 1996 were primarily the result of sales of municipal bonds and common stocks, offset by realized losses on sales of Government National Mortgage Association ("GNMA") mortgage backed bonds, municipal bonds and preferred stocks. Also included were realized losses on mortgage activity of $317 in 1996 compared to $215 in 1995.

	Gross unrealized gains and losses on fixed maturity investments totalled $17,890 and $1,699, respectively, at December 31, 1996 compared to $18,626 and $4,657, respectively, at December 31, 1995. The unrealized gain on fixed maturities remained fairly consistent with 1995 as a result of stable interest rates during 1996. Gross unrealized gains and losses on preferred stocks totaled $2,034 and $2,837, respectively, at December 31, 1996 compared to $1,629 and $2,005, respectively, at December 31, 1995. Gross unrealized gains and losses on common stocks totaled $20,305 and $187, respectively, at December 31, 1996 compared to $11,801 and $3, respectively, at December 31, 1995.
The increase in unrealized gain on equity investments was primarily due to the increase in equity investments, as described earlier, and the performance of the stock market during 1996 favorably impacting the market values of common stocks.

	Losses and loss adjustment expenses ("LAE") incurred as a percentage of insurance premiums earned ("loss and LAE ratio") was 70.9% in 1996 compared to 62.0% in 1995. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile increased to 63.9% in 1996 compared to 56.6% in 1995. This increase was primarily due to the adverse impact of severe weather conditions experienced in the northeast during the first half of 1996, adverse loss experience on personal automobile business assumed from C.A.R. and a decrease in the personal automobile average earned premium per exposure of approximately 7.9%. This decrease was due to the effects of affinity group marketing programs, safe driver rate deviations and the 1996 state mandated average rate decrease of 4.5%. These factors were offset by improved loss development during 1996. The commercial automobile pure loss ratio decreased to 46.7% in 1996 compared to 57.4% in 1995. This decrease was primarily due to improved loss experience on commercial automobile business assumed from C.A.R. and better loss development on voluntary business. For homeowners, the pure loss ratio increased to 72.4% in 1996 compared to 49.6% in 1995. This increase was due primarily to the severe weather during the first half of 1996, compared to the mild weather experienced during 1995.











13
<PAGE



	Policy acquisition costs increased by 8.6% in 1996, compared to 5.9% in 1995. This increase was primarily due to the increase in net premiums written as described previously, offset by a decrease of $9.5 million in the agents profit sharing compensation resulting from the impact of adverse weather conditions on the Company's loss and LAE ratio and the impact of affinity group marketing service fee income. Agents' profit sharing compensation is based, in part, on the underwriting profits of agency business written with the Company. As a percentage of net premiums written, underwriting expenses (on a statutory basis) were 27.1% for 1996, compared to 29.0% in 1995. This decrease was primarily attributable to the reasons as mentioned above.

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

	Net earnings decreased $36,237 to $73,964 or 32.9%, during 1996, as compared to net earnings of $110,201 in 1995, as a result of the factors previously mentioned.


Liquidity and Capital Resources
	The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page 20 and the Consolidated Statements of Cash Flows on pages 24 and 25. Stockholders' equity increased by $62,757, or 10.7%, in 1997 as compared to 1996. Growth stemmed from $96,215 in net earnings combined with the change in net unrealized gains, net of income taxes, on fixed maturities and preferred and common stocks of $4,153, partially offset by dividends paid to stockholders of $37,124 and Treasury Stock purchased of $487. Total assets at December 31, 1997 increased by $77,954, or 4.6%, to $1,754,753 as compared to total assets of $1,676,799 at December 31, 1996. The majority of this growth was reflected in an increase of invested assets of $75,024, or 6.4%, an increase in premiums receivable of $11,634, or 7.4%, offset by a decrease in all other assets of $8,704 or 2.5% as compared to December 31, 1996. The increase in invested assets was primarily attributable to the Company's growth during 1997. The change in the mix of the Company's investments is attributable to the previously announced change in investment strategy. The Company is seeking greater flexibility to provide the potential for enhanced future capital appreciation. The Company's strategy is to acquire equity investments, which can include potential acquisitions, which forgo current investment yield in favor of potentially higher yielding capital appreciation. As a result, the Company is carrying $238,888, or 19.2%, of the investment portfolio in cash and short-term investments which is an increase of $98,353, or 70.0%, as compared to December 31, 1996. The increase in premiums receivable was primarily attributable to the increase in personal automobile business.

	The Company's fixed maturity portfolio is comprised of GNMAs (30.7%) and municipal bonds (69.3%). Of the Company's bonds, 100.0% are rated in either of the two highest quality categories provided by the NAIC.

	The Company's liabilities totalled $1,104,957 at December 31, 1997 as compared to $1,089,760 at December 31, 1996. Loss and loss adjustment expense reserves comprised 58.8% of the Company's liabilities at December 31, 1997 compared with 60.8% at December 31, 1996. Unearned premiums comprised 34.4% of the Company's liabilities at December 31, 1997 compared with 33.8% at December 31, 1996. All other liabilities comprised 6.8% of the Company's liabilities at December 31, 1997 compared with 5.4% at December 31, 1996. The $15,197, or 1.4%, increase in liabilities was primarily due to a decrease of $13,359 or 2.0% , in losses and loss adjustment expense reserves and $11,851 or 46.1% in contingent commissions, offset by increases of $11,608, or 3.2%, in unearned premiums, $11,705 or 266.4% to income tax liabilities and $5,243 or 9.6%, to all other liabilities.

	The primary sources of the Company's liquidity are funds generated from insurance premiums, premium finance fees, net investment income and the maturing and sales of investments as reflected in the Consolidated Statements of Cash Flows on pages 24 and 25.



14
<PAGE



	The Company's operating activities provided cash of $80,006 in 1997 as compared to $118,252 in 1996. These cash flows were primarily impacted by the fact that while premiums collected increased 7.7% in 1997 as compared to 15.9% in 1996, losses and LAE paid increased 20.4% in 1997 as compared to 30.0% in 1996 and policy acquisition costs paid decreased 1.4% in 1997 as compared to an increase of 21.6% in 1996. The increases were primarily the result of a decrease in the personal automobile premium rate. The average rate decrease was due to the effects of group marketing programs, safe driver rate deviations and the 1997 state mandated rate decrease of 6.2%. Net loss payments in the direct personal automobile lines of business increased approximately 21.5% or $71,300 which were offset by a decrease in payments for other than automobile lines of business of approximately $16,200, compared to 1996. The decrease in other than automobile loss payments was primarily the result of more normal weather in 1997 versus the severe weather experienced in 1996. The increase in automobile loss payments was primarily attributable to three factors: increased payments for collision coverages; increased payments for bodily injury claims and increased payments for property damage liability claims. Bodily injury payments were higher primarily due to increased business writings coupled with initiatives in the claims department to accelerate the claims settlement process in an effort to reduce the overall cost of bodily injury claims in the long run, as well as to reduce the overall number of open bodily injury claims.

	The cash flows used in investing activities were primarily the result of proceeds from the maturities and sales of fixed maturities offset by the purchases of fixed maturities, preferred and common stocks and short-term investments. Investing and financing activities were funded by the cash provided by operating activities.

	Cash flows used in financing activities totalled $37,611 in 1997 compared to $45,115 in 1996. The decease was primarily attributable to a decrease in Treasury Stock purchases of $15,255 offset by an increase in dividends paid to stockholders of $7,751.

	The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. The carrying value (at market) of total investments at December 31, 1997 was $1,242,695. At December 31, 1997, the Company held cash and cash equivalents of $25,446 and short-term investments of $213,442. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company relies upon dividends from its subsidiaries for its cash requirements. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders must file a report with the Commissioner. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards to policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 1997, 1996 and 1995.

	Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns, to optimize tax planning and to realize gains. This practice will continue in the future.

	The Company continues to monitor acquisition opportunities consistent with a long-term growth strategy to expand outside Massachusetts through acquisitions of smaller automobile insurance companies that are in need of capital, have established management in place and present significant growth opportunities in their market areas. On August 31, 1995, the Company completed the acquisition of Western Pioneer Insurance Company, a personal automobile insurer, located in Pleasanton, California.



15
<PAGE



	The Company's long-term growth objective is to expand its writings outside of Massachusetts. In continued pursuit of this objective, the Company became licensed in the states of Connecticut and Rhode Island during 1996 and in the states of Vermont and New Hampshire in 1997. License approval in the state of Maine was received in February 1998. Concurrent with the filings submitted for these licenses, the Company entered into an agreement with PMSC and purchased software which allows for the development of internal operating systems which will enable the Company to process policies in states outside of Massachusetts. To facilitate this development and, at the same time, address the year 2000 processing issue facing computer system users, the Company established the Team 2000 and Century Change projects which are corporate-wide efforts to prepare the Company's systems for the next millennium. These projects involve internal staff costs as well as consulting expenses to prepare the systems for the year 2000. Costs to date for the Century Change project have been approximately $1.1 million (all of which relate to 1997). Administration, programming, testing and implementation of system applications related to Century Change are expected to cost an additional $6 million over the next 24 months. Approximately $4 million is expected to be expensed during 1998 with the remainder through the end of 1999.

	The Company is utilizing both internal and external resources on the Century Change Project. The Company has a formal plan to address the Century Change issue and is progressing in accordance with that plan. Programming changes dealing with policy issuance and maintenance of same is expected to be completed by year-end 1998. Other internal changes are scheduled to be completed in accordance with specified delivery dates as outlined in the plan. The Company's plan has been designed to, and is proceeding so as to, avoid any adverse business production issues.

	The Company has reviewed the Century Change status of vendors who perform outside processing for the Company or whose software the Company uses for internal processing. This review has determined that the related software used by or provided by these vendors either is currently century ready or will be ready without any adverse impact on the Company.

	Upon completion of the Century Change project, the Company expects to focus its efforts on the Team 2000 project which will eventually replace the Company's existing internal computer systems for Massachusetts business utilizing software purchased from PMSC. Costs to date for the Team 2000 effort have been approximately $28 million.
Costs applicable to 1997 were approximately $17 million, of which $15.6 million was expensed during the year. Total Team 2000 project costs over the next 5 to 7 years have been estimated at approximately $60,000,000 including funds expended to date. This amount includes the purchase of a main frame computer, license fees and the costs associated with programming, implementation and training. Systems enabling the Company to process policies in Rhode Island have been in place since January 1998. Other states will be brought on-line in the future.

	Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's statutory premiums to surplus ratio was 1.43 to 1.00 and 1.53 to 1.00 for the years ended December 31, 1997 and 1996, respectively.

Recent Accounting Developments

	In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This statement is effective for financial statements issued for periods ending after December 15, 1997, (including interim periods) with earlier application not permitted. The statement specifies the computation, presentation and disclosure requirements for earnings per share. The adoption of this statement has not had a material impact on the Consolidated Financial Statements.








16
<PAGE



	In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") effective for financial statements issued for periods beginning after December 15, 1997. FAS 130 requires that a public company report changes in equity during a period except those resulting from investment by owners and distributions by owners. The financial information to be reported includes foreign currency transactions, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities (i.e. available for sale securities). The Company believes that the adoption of this statement will not have a material impact on the consolidated financial statements.

	In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), effective for financial statements issued for periods beginning after December 15, 1997. FAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. The Company believes that the adoption of this statement will not have a material impact on the Consolidated Financial Statements.


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


COMMON STOCK PRICE AND DIVIDEND INFORMATION

	The Company's common stock trades on the NYSE under the symbol "CGI". The high, low and close prices for shares of the Company's Common Stock for 1997 and 1996 were as follows:

		             1997            	                1996
					     High     Low     Close		 High
Low     Close
	First Quarter...........    $29     $22-7/8  $23-1/4        $20-
3/4 $17-3/4  $19-3/4
	Second Quarter..........     24-3/4  21-3/8   24-5/8         22-
1/2  18-1/2   20-7/8
	Third Quarter...........     33-3/8  23-7/8   30-7/8         22-
1/4  20-1/2   22
	Fourth Quarter..........     36      30       32-5/8         25-
3/4  22       25-1/4

	As of March 1, 1998, there were 1,375 stockholders of record of the Company's Common Stock, not including stock held in "Street Name" or held in accounts for participants of the Company's Employee Stock
Ownership Plan ("E.S.O.P.").




17
<PAGE




	The Board of Directors of the Company voted to declare four quarterly dividends to stockholders of record totaling $1.03 per share and $0.81 per share in 1997 and 1996, respectively. On May 30, 1997, the Board voted to increase the quarterly stockholder dividend from $0.25 to $0.26 per share to stockholders of record as of June 6, 1997. Prior to that declaration, the Company had paid quarterly dividends of $0.25 per share dating back to May 17, 1996 when the Board voted to increase the dividend from $0.06 to $0.25 per share.

	Treasury Stock purchased under the stock buyback program increased by 20,000 shares during 1997 to 1,957,348 shares at December 31, 1997.
The stock buyback program, authorized by the Board in May 1995, enables the Company to purchase up to three million shares of the Company's common stock. The program is approximately two-thirds complete.




















































18
<PAGE



REPORT OF MANAGEMENT

	The management of the Company is responsible for the consolidated financial statements and all other information presented in this Annual Report. The financial statements have been prepared in conformity with generally accepted accounting principles determined by management to be appropriate in the circumstances and include amounts based on management's informed estimates and judgments. Financial information presented elsewhere in this Annual Report is consistent with the financial statements. The appropriateness of data underlying such financial information is monitored through internal accounting controls, an internal audit department, independent auditors and the Board of Directors through its audit committee.

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

	The 1997 consolidated financial statements were audited by the Company's independent auditors, Ernst & Young LLP, in accordance with generally accepted auditing standards. Management has made available to Ernst & Young LLP, all the Company's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to Ernst & Young LLP, during its audit were valid and appropriate.

































19
<PAGE



REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of The Commerce Group, Inc.

	We have audited the accompanying consolidated balance sheet of The Commerce Group, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
The accompanying consolidated financial statements of the Company for each of the two years in the period ended December 31, 1996, were audited by other auditors whose report dated January 24, 1997, expressed an unqualified opinion on those statements.

	We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

	In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Commerce Group, Inc. and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year ended in conformity with generally accepted accounting principles.



										ERNST &
YOUNG LLP




Boston, Massachusetts
January 23, 1998

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31,
(Thousands of Dollars Except Per Share Data)

1997	  1996
ASSETS
Investments (notes A2, A3, A4 and B)
  Fixed maturities, at market (cost: $566,784 in 1997 and $700,511 in 1996).......................................................... $
590,597  $  716,702
  Preferred stocks, at market (cost: $148,135 in 1997 and $148,481 in 1996)..........................................................
148,499     147,680
  Common stocks, at market (cost: $160,371 in 1997 and $65,925 in
   1996).............................................................
178,089      86,041
  Mortgage loans on real estate and collateral notes receivable
   (less allowance for possible loan losses of $2,812 in 1997 and $2,760 in 1996)...............................................
82,839      74,586
  Short-term investments.............................................
213,442         -
  Cash and cash equivalents..........................................
25,446     140,535
  Other investments..................................................
3,783       2,127
      Total investments..............................................
1,242,695   1,167,671

Accrued investment income............................................
12,237      12,819
Premiums receivable (less allowance for doubtful receivables of
  $1,451 in 1997 and $1,500 in 1996).................................
169,469     157,835
Deferred policy acquisition costs (notes A5 and C)...................
85,264      82,968
Property and equipment, net of accumulated depreciation
  (notes A6 and D)...................................................
36,280      32,100
Residual market receivable (note F)
  Losses and loss adjustment expenses................................
129,137     145,726
  Unearned premiums..................................................
51,662      49,487
Due from reinsurers (note F).........................................
18,170      19,659
Other assets.........................................................
9,839       8,534
      Total assets...................................................
$1,754,753  $1,676,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Losses and loss adjustment expenses (notes A7, E and F)............ $
649,473  $  662,832
  Unearned premiums (note A8)........................................
379,599     367,991
  Current income taxes (notes A9 and G)..............................
2,656         171
  Deferred income taxes (notes A9 and G).............................
13,443       4,223
  Deferred income (notes A10 and F)..................................
7,271       7,974
  Contingent commissions accrued.....................................
13,861      25,712
  Payable to securities broker.......................................
11,500         -
  Other liabilities and accrued expenses.............................
27,154      20,857
      Total liabilities..............................................
1,104,957   1,089,760

Stockholders' Equity (notes B, J, K and L)
  Preferred stock, authorized 5,000,000 shares at $1.00 par value;
   none issued in 1997 and 1996......................................
-           -
  Common stock, authorized 100,000,000 shares at $.50 par value;
   issued and outstanding 38,000,000 shares in 1997 and 1996.........
19,000      19,000
  Paid-in capital....................................................
29,621      29,621
  Net unrealized gains on fixed maturities and stocks,
   net of income taxes of $14,663 in 1997 and $12,427 in 1996........
27,232      23,079
  Retained earnings..................................................
612,630     553,539

688,483     625,239
  Treasury Stock, 1,957,348 shares in 1997 and 1,937,348 shares in
   1996, at cost (note A12)..........................................
(38,687)    (38,200)
      Total stockholders' equity.....................................
649,796     587,039

      Total liabilities and stockholders' equity.....................
$1,754,753  $1,676,799

The accompanying notes are an integral part of these consolidated financial statements.

21
<PAGE


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended December 31,
(Thousands of Dollars Except Per Share Data)

										 1997
1996 	 1995
Revenues
  Earned premiums (notes A8 and F).....................  $  730,497  $
668,716  $  592,590
  Net investment income (note B).......................      80,794
77,402      71,313
  Premium finance fees.................................       7,074
9,713      19,420
  Net realized investment gains (losses) (note B)......      22,770
(7,574)        712
       Total revenues..................................     841,135
748,257     684,035

Expenses
  Losses and loss adjustment expenses
   (notes A7, E and F).................................     526,127
475,231     367,552
  Policy acquisition costs (notes A5 and C)............     187,491
181,013     166,741
       Total expenses..................................     713,618
656,244     534,293

       Earnings before income taxes....................     127,517
92,013     149,742

Income taxes (notes A9 and G)..........................      31,302
18,049      39,541

       NET EARNINGS....................................  $   96,215  $
73,964  $  110,201

       BASIC AND DILUTED NET EARNINGS PER COMMON SHARE
        (note A11).....................................  $     2.67  $
2.04  $     2.93

       CASH DIVIDENDS PAID PER SHARE...................  $     1.03  $
0.81  $     0.23

       WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING.............................  36,044,679
36,311,887  37,632,236



























The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31,
(Thousands of Dollars)

					                      Net
					 Common  Paid-in   Unrealized     Retained
Treasury
					 Stock   Capital  Gains/(Losses)  Earnings
Stock     Total
Balance January 1, 1995...... $19,000  $29,621    $(42,414)     $407,382
$    -    $413,589

 Net earnings................                                    110,201
110,201
 Change in unrealized gains
  (losses) net of taxes......                       58,918
58,918
 Stockholder dividends.......
(8,635)             (8,635)
 Treasury stock purchased....
(24,359)  (24,359)

Balance December 31, 1995....  19,000   29,621      16,504       508,948
(24,359)  549,714

 Net earnings................                                     73,964
73,964
 Change in unrealized gains
  net of taxes...............                        6,575
6,575
 Stockholder dividends.......
(29,373)            (29,373)
 Treasury stock purchased....
(13,841)  (13,841)

Balance December 31, 1996....  19,000   29,621      23,079       553,539
(38,200)  587,039

 Net earnings................                                     96,215
96,215
 Change in unrealized gains
  net of taxes...............                        4,153
4,153
 Stockholder dividends.......
(37,124)            (37,124)
 Treasury stock purchased....
(487)     (487)

Balance December 31, 1997.... $19,000  $29,621    $ 27,232      $612,630
$(38,687) $649,796
























The accompanying notes are an integral part of these consolidated financial statements.

23
<PAGE


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Thousands of Dollars)

                                                              1997
1996        1995


Cash flows from operating activities
  Premiums collected..................................... $ 727,530   $
675,683   $ 583,230
  Net investment income received.........................    81,376
79,269      70,067
  Premium finance fees received..........................     7,074
9,713      19,420
  Losses and loss adjustment expenses paid...............  (516,130)
(428,541)   (329,728)
  Policy acquisition costs paid..........................  (198,011)
(200,922)   (165,281)
  Federal income tax payments............................   (21,833)
(16,950)    (43,527)
      Net cash provided by operating activities..........    80,006
118,252     134,181

Cash flows from investing activities
  Proceeds from maturity of fixed maturities.............   108,592
170,646      28,479
  Proceeds from sale of fixed maturities.................   124,653
122,431      72,287
  Proceeds from sale of equity securities................   224,059
11,326      14,784
  Purchase of fixed maturities...........................   (98,098)
(200,113)   (100,689)
  Purchase of equity securities..........................  (296,714)
(85,480)    (50,418)
  Purchase of other investments..........................    (1,752)
(700)       (800)
  Net increase in short-term investments, net of
    payable to securities broker.........................  (201,942)
-           -
  Payments received on mortgage loans and collateral
    notes receivable.....................................    11,386
8,311       9,892
  Mortgage loans and collateral notes originated.........   (19,816)
(7,446)    (28,667)
  Purchase of property and equipment.....................    (8,133)
(4,477)     (3,664)
  Other proceeds from investing activities...............       281
235       2,888
      Net cash provided by (used in) investing activities  (157,484)
14,733     (55,908)

Cash flows from financing activities
  Dividends paid to stockholders.........................   (37,124)
(29,373)     (8,635)
  Purchase of treasury stock.............................      (487)
(15,742)    (22,458)
      Net cash used in financing activities..............   (37,611)
(45,115)    (31,093)

Increase (decrease) in cash and cash equivalents.........  (115,089)
87,870      47,180
Cash and cash equivalents at beginning of year...........   140,535
52,665       5,485
Cash and cash equivalents at end of year................. $  25,446   $
140,535   $  52,665

















The accompanying notes are an integral part of these consolidated financial statements.

24
<PAGE


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Reconciliation of Net Income to Net Cash Provided by Operating
Activities
For the years ended December 31,
(Thousands of Dollars)

                                                              1997
1996        1995


Cash flows from operating activities
  Net Earnings........................................... $  96,215   $
73,964   $ 110,201
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Premiums receivable..................................   (11,634)
(30,788)    (24,615)
    Deferred policy acquisition costs....................    (2,296)
(15,808)     (8,094)
    Residual market receivable...........................    14,414
4,911      14,694
    Due to/from reinsurers...............................     1,489
2,238      (5,005)

  Losses and loss adjustment expenses....................   (13,359)
36,803      26,527
  Unearned premiums......................................    11,608
37,537      15,735
  Current income taxes...................................     2,485
(1,009)     (8,637)
  Deferred income taxes..................................     6,984
2,098       4,650
  Deferred income........................................      (703)
(980)     (1,497)
  Contingent commissions.................................   (11,851)
(6,838)      8,100
  Other assets, liabilities and accrued expenses.........     4,992
3,017       1,755
  Net realized investment (gains) losses.................   (22,770)
7,574        (712)
  Other - net............................................     4,432
5,533       1,079

       Net cash provided by operating activities......... $  80,006   $
118,252   $ 134,181





























The accompanying notes are an integral part of these consolidated financial statements.

25
<PAGE



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996 and 1995
(Thousands of Dollars)

NOTE A-Summary of Significant Accounting Policies

1.   Basis of Presentation

	The consolidated financial statements of The Commerce Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP").

	The consolidated financial statements include The Commerce Group, Inc., and its wholly-owned subsidiaries, Bay Finance Company, Inc., Clark-Prout Insurance Agency, Inc. and Commerce Holdings, Inc. ("CHI"). The Commerce Insurance Company ("Commerce") and Citation Insurance Company ("Citation") are wholly-owned subsidiaries of CHI. Western Pioneer Insurance Company ("Western Pioneer") is a wholly-owned subsidiary of Commerce. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year account balances have been reclassified to conform to 1997 presentation.

	The insurance subsidiaries, Commerce, Citation and Western Pioneer prepare statutory financial statements in accordance with accounting practices prescribed by the National Association of Insurance
Commissioners ("NAIC"), the Commonwealth of Massachusetts, and the State of California.

	The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Investments

	All investment transactions have credit exposure to the extent that a counterparty may default on an obligation to the Company. Credit risk is a consequence of carrying investment positions. The financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, premium receivables, investments and mortgage loans on real estate. Concentrations of credit risk with respect to premiums receivable result from the fact that the Company's policyholders are concentrated primarily in one geographic area, as the Company, the largest writer of personal automobile insurance in the state of Massachusetts, writes primarily in Massachusetts. To manage credit risk, the Company focuses on higher quality fixed-income securities, reviews the credit strength of all companies which it invests in, limits its exposure in any one investment and monitors the portfolio quality, taking into account credit ratings assigned by recognized statistical rating organizations.

	Investments in fixed maturities, which include taxable and non-taxable bonds, and investments in common and non-redeemable preferred stocks, are carried at fair market value and are classified as available for sale. Unrealized investment gains and losses on common and non-redeemable preferred stocks and fixed maturities, to the extent that there is no permanent impairment of value, are credited or charged to a separate component of stockholders' equity until realized, net of any tax effect. When investment securities are sold, the realized gain or loss is determined based upon specific identification. Fair market value of fixed maturities and common and non-redeemable preferred stocks is based on quoted market prices. For other securities held as investments, fair market value equals quoted market price, if available. If a quoted market price is not available, fair market value is estimated using quoted market prices for similar securities. The Company has not invested more than 7% in fixed maturities of any one state or political subdivision.







26
<PAGE


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996 and 1995
(Thousands of Dollars)

NOTE A-Summary of Significant Accounting Policies - (continued)

	The Company originates and holds mortgage loans on real estate primarily on properties located in the Commonwealth of Massachusetts and the State of Connecticut. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs in-depth credit evaluations on all new customers. Bad debt expenses have not been material in recent years.

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


3.   Short-Term Investments

	Short-term investments which consist of Commercial Paper, Auction Rate Preferred Stocks and Variable Rate Municipal Bonds, are carried at cost, which approximates market value.


4.   Cash and Cash Equivalents

	Cash and cash equivalents include cash currently on hand to cover operating expenses. In 1997, the Company held $17,051 in a U.S. Government Repurchase Agreement at The Bank of New York. In 1996, the Company held $118,015 in a U.S. Government Repurchase Agreement at The First National Bank of Boston. When the Company enters into a repurchase agreement through its custodian, it receives delivery of the underlying collateral. The amount of collateral, at the time of purchase and each subsequent business day, is required to be maintained at such a level that market value is equal to 102% of the resale price.

5.   Deferred Policy Acquisition Costs

	Policy acquisition costs relating to unearned premiums, consisting of commissions, premium taxes and other underwriting expenses incurred at the policy issuance, are deferred and amortized over the period in which the related premiums are earned, the amount being reduced by any potential premium deficiency. If any potential premium deficiency exists, it represents future estimated losses, loss adjustment expenses and amortization of deferred acquisition costs in excess of the related unearned premiums. There was no premium deficiency in 1997, 1996 and 1995. In determining whether a premium deficiency exists, the Company considers anticipated investment income on unearned premiums.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996 and 1995
(Thousands of Dollars)

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

8.   Premiums

	Insurance premiums are recognized as income ratably over the terms of the policies. Unearned premiums are determined by prorating policy premiums on a daily basis over the terms of the policies. A significant portion of the Company's premiums written is derived through the American Automobile Association Clubs of Massachusetts ("AAA clubs") group marketing program. Of the Company's total direct premiums written, the portion attributable to the AAA group business was $422,074 or 55% in 1997 as compared to $344,297 or 47% in 1996. Of these amounts, 10% and 9% were written through insurance agencies owned by the AAA clubs and 90% and 91% were written through the Company's network of independent agents in 1997 and 1996, respectively.

9.   Income Taxes

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

10.  Deferred Income

	Income consisting of group marketing service fees and expense reimbursements which include servicing carrier fees from Commonwealth Automobile Reinsurers ("C.A.R."), a state-mandated reinsurance mechanism, on policies written for C.A.R., are deferred and amortized over the term of the related insurance policies (see note F).


28
<PAGE


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996 and 1995
(Thousands of Dollars)

NOTE A-Summary of Significant Accounting Policies - (continued)

11.  Net Earnings Per Common Share

	In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. The adoption of this new standard had no effect on the calculation of earnings per share for any period presented in these financial statements.

	Net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the years ended December 31, 1997, 1996 and 1995 was 36,044,679, 36,311,887 and
37,632,236, respectively.

12.  Treasury Stock

	On May 19, 1995, the Board of Directors of the Company, announced the approval of a stock buyback program of up to three million shares. Through December 31, 1997, the Company purchased 1,957,348 shares of Treasury Stock under this program.


NOTE B-Investments and Investment Income

1.   Fixed Maturities

	The amortized cost and estimated fair market values of investments in fixed maturities are as follows:

								        Gross
Gross       Estimated
						     Amortized    Unrealized
Unrealized   Fair Market
						        Cost         Gains
Losses        Value
At December 31, 1997:
  GNMA mortgage-backed bonds...........  $175,788      $  5,292      $
(11)    $181,069
  Obligations of states and
   political subdivisions..............   390,996        18,898
(366)     409,528
       Totals..........................  $566,784      $ 24,190      $
(377)    $590,597

At December 31, 1996:
  GNMA mortgage-backed bonds...........  $223,590      $  2,589      $
(627)    $225,552
  Obligations of states and
   political subdivisions..............   476,921        15,301
(1,072)     491,150
       Totals..........................  $700,511      $ 17,890      $
(1,699)    $716,702

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996 and 1995
(Thousands of Dollars)

NOTE B-Investments and Investment Income - (continued)

	Proceeds from sales of investments in fixed maturities, gross gains, and gross losses realized on those sales were as follows:

									 Proceeds
Gross	     Gross
									   From
Realized	    Realized
									  Sales
Gains  	     Losses
For the year ended December 31, 1997:
  GNMA mortgage-backed bonds.........................  $    -        $
-       $    -
  Obligations of states and political subdivisions...   124,653
3,994         (390)
       Totals........................................  $124,653      $
3,994     $   (390)

For the year ended December 31, 1996:
  GNMA mortgage-backed bonds.........................  $    -        $
-       $    -
  Obligations of states and political subdivisions...   122,431
367       (3,685)
       Totals........................................  $122,431      $
367     $ (3,685)

For the year ended December 31, 1995:
  GNMA mortgage-backed bonds.........................  $    -        $
-       $    -
  Obligations of states and political subdivisions...    72,287
2,340         (695)
       Totals........................................  $ 72,287      $
2,340     $   (695)


	The amortized cost and approximate fair market value of fixed maturities at December 31, 1997 and 1996, by contractual maturity, are as follows:

								          1997
1996
								                 Fair
Fair
								    Amortized   Market
Amortized   Market
								      Cost       Value
Cost      Value
Obligations of states and political subdivisions:
Due in one year or less..........................  $    -     $    -
$    508  $    517
Due after one year through five years............     2,083      2,200
94       102
Due after five years through ten years...........     1,321      1,324
1,669     1,681
Due after ten years..............................   387,592    406,004
474,648   488,847
								    390,996    409,528
476,919   491,147

GNMA mortgage-backed bonds.......................   175,788    181,069
223,592   225,555
Total fixed maturities...........................  $566,784   $590,597
$700,511  $716,702

	Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.
















30
<PAGE


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996 and 1995
(Thousands of Dollars)

NOTE B-Investments and Investment Income - (continued)

2. Common Stocks

	The cost and approximate fair market value of common stocks at December 31, 1997 and 1996, are as follows:

								          1997
1996
								                Fair
	        Fair
								               Market
	       Market
								     Cost       Value
Cost       Value

Preferred stock mutual funds................	   $115,943   $119,439
$ 28,553  $  29,087
Common stocks...............................	     44,428     58,650
37,372     56,954
								   $160,371   $178,089
$ 65,925  $  86,041

3. Mortgage Loans on Real Estate and Collateral Notes Receivable

	At December 31, 1997 and 1996, mortgage loans on real estate and collateral notes receivable consisted of the following:

	December 31,
										  1997
	1996
                  Residential (1st Mortgages)............   $58,430
$58,263
                  Residential (2nd Mortgages)............       523
1,077
                  Commercial (1st Mortgages).............    14,755
15,805
                  Commercial (2nd Mortgages).............       172
196
                                                             73,880
75,341
                  Collateral notes receivable............    11,771
2,005
                                                             85,651
77,346
                  Allowance for possible loan losses.....    (2,812)
(2,760)
                    Mortgage loans on real estate and
                       collateral notes receivable.......   $82,839
$74,586

	Fair value of the Company's mortgage loans on real estate and collateral notes receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit and for the same remaining maturities. The future cash flows associated with certain non-performing loans are estimated based on expected payments from borrowers either through work out arrangements or the disposition of collateral. The fair value of mortgage loans on real estate and collateral notes receivable at December 31, 1997 and 1996, prior to the allowance for possible loan losses, was $87,867 and $78,920, respectively, which was estimated by discounting the future cash flows of the mortgages.

	At December 31, 1997 and 1996, mortgage loans which were on nonaccrual status were
$2,021 and $2,095, respectively. The reduction in interest income associated with nonaccrual loans was $207, $152 and $287 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996 and 1995
(Thousands of Dollars)

NOTE B-Investments and Investment Income - (continued)

	A summary of the changes in the allowance for possible loan losses follows:

                                                                    Year
ended December 31,

1997          1996
            Balance, beginning of year........................      $
2,760      $  3,173
              Increase (decrease) in provision for possible
                loan losses...................................
52          (413)
              Loans charged off...............................
-             -
            Balance, end of year..............................      $
2,812      $  2,760

	The following table describes mortgage principal balances by maturity and discloses over 90 days past due and foreclosure information:

1997          1996
            Fixed Rate Mortgages Maturing:
              One year or less................................      $
4      $    632
              More than one year to five years................
2,062         2,248
              More than five years to ten years...............
4,608         4,700
              Over ten years..................................
46,868        42,902
                   Total Fixed Mortgages......................      $
53,542      $ 50,482

            Adjustable Rate Mortgages Maturing:
              One year or less................................      $
-        $    -
              More than one year to five years................
-              43
              More than five years to ten years...............
498           569
              Over ten years..................................
19,840        24,247
                   Total Adjustable Mortgages.................      $
20,338      $ 24,859

            Past due over 90 days.............................      $
2,021      $  2,095

            Mortgages in Foreclosure..........................      $
1,459      $    938

4. Net Investment Income

The components of net investment income were as follows:

										Year ended
December 31,
									   1997
1996	       1995
      Interest on fixed maturities..................  $ 46,449      $
56,034      $ 56,467
      Dividends on common and preferred stocks......    19,799
12,765         8,486
      Interest on cash and short-term investments...    10,544
4,022         2,466
      Interest on mortgage loans....................     6,578
6,737         6,141
      Other.........................................       122
105           478
               Total investment income..............    83,492
79,663        74,038
      Investment expenses...........................     2,698
2,261         2,725
               Net investment income................  $ 80,794      $
77,402      $ 71,313







32
<PAGE


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996 and 1995
(Thousands of Dollars)

NOTE B-Investments and Investment Income - (continued)

5. Net Realized and Unrealized Investment Gains (Losses)

	Net realized investment gains and the net increases (decreases) in unrealized investment gains or losses, less applicable income tax expense, were as follows:

										Year ended
December 31,
									  1997
1996	   1995
Net realized investment gains (losses):
  Fixed maturities................................. $   1,419     $
(7,364)   $    477
  Preferred stocks.................................         6
(349)        890
  Common stocks....................................    21,440
456        (485)
  Other............................................       (95)
(317)       (170)
      Total........................................ $  22,770     $
(7,574)   $    712

Net increase (decrease) in unrealized gains (losses):
  Fixed maturities................................. $   7,622     $
2,222    $ 70,335
  Preferred stocks.................................     1,165
(424)     10,123
  Common stocks....................................    (2,398)
8,317      10,185
  Related tax benefit (expense)....................    (2,236)
(3,540)    (31,725)
      Total........................................ $   4,153     $
6,575    $ 58,918

	A summary of accumulated unrealized gains and losses on stocks and fixed maturity investments in 1997, 1996 and 1995 follows:

										Year ended
December 31,
									  1997
1996	   1995
            Unrealized gains....................... $  43,675     $
40,227    $ 32,056
            Unrealized losses......................    (1,780)
(4,721)     (6,665)
            Tax benefit (expense)..................   (14,663)
(12,427)     (8,887)
                  Net unrealized gains
                   (losses)........................ $  27,232     $
23,079    $ 16,504

NOTE C-Deferred Policy Acquisition Costs

	Policy acquisition costs incurred and amortized to income are as follows:

										Year ended
December 31,
									  1997
1996	   1995
            Balance, beginning of year............. $  82,968     $
67,160    $ 59,066
            Costs deferred during the year.........   189,787
196,821     174,835
            Amortization charged to expense........  (187,491)
(181,013)   (166,741)
            Balance, end of year................... $  85,264     $
82,968    $ 67,160

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996 and 1995
(Thousands of Dollars)

NOTE D-Property and Equipment

	A summary of property and equipment at December 31, is as follows:

											 1997
1996
			Buildings.................................    $ 27,873
$ 27,506
			Equipment and office furniture............      30,286
24,993
			Building improvements.....................         828
811
										      58,987
53,310
				Less accumulated depreciation.......
(25,081)    (22,015)
										      33,906
31,295
			Land......................................         934
805
			Construction in progress..................       1,440
-
										    $ 36,280
$ 32,100

	Depreciation expense incurred was $4,213, $3,202 and $3,151 for the years ended December 31, 1997, 1996 and 1995, respectively.
Depreciation expense is allocated between losses and loss adjustment expenses and policy acquisition costs.

NOTE E-Losses and Loss Adjustment Expenses

	Liabilities for unpaid losses and loss adjustment expenses at December 31, consist of:

											1997
	1996
			Unpaid loss and LAE reserves..............    $725,886
$718,593
			Salvage and subrogation recoverable.......
(76,413)    (55,761)
										    $649,473
$662,832

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

	When a claim is reported to the Company, its claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. The amount of the reserve is primarily based upon an evaluation of the type of claim involved, the circumstances surrounding the claim and the policy provisions relating to the loss. The estimate reflects the informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of the claims person. During the loss adjustment period, these estimates are revised as deemed necessary by the Company's claims department based on subsequent developments and periodic reviews of the cases.

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

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996 and 1995
(Thousands of Dollars)

NOTE E-Losses and Loss Adjustment Expenses - (continued)

	When reviewing reserves, the Company analyzes historical data and estimates the impact of various factors such as (i) per claim information, (ii) the historical loss experience of the Company and industry and (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, changes and trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors.

	By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, the Company estimates the ultimate net liability for losses and LAE. After taking into account all relevant factors, management believes that the provision for losses and LAE at December 31, 1997 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability, however, may be greater or lower than reserves.
Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual expeience. The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods.

	Included in the loss reserve methodologies described above, are liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as oil spills and lead paint. Reserves have been established to cover these claims for both known and unknown losses. Because of the Company's limited exposure to these types of claims, management believes they will not have a material impact on the consolidated financial position of the Company in the future. Loss reserves on environmental related claims amounted to $6,924, $8,783 and $10,708 in 1997, 1996 and 1995, respectively.

	The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses, net of reinsurance deductions from all reinsurers including C.A.R., as shown in the Company's consolidated financial statements for the periods indicated.

										Year ended
December 31,
									  1997
1996	      1995
Reserves for losses and loss adjustment
 expenses, beginning of year......................... $533,980
$493,911     $455,460

Incurred losses and loss adjustment expenses:
   Provision for insured events of the current year..  609,930
562,997      442,027
   Decrease in provision for insured events of
    prior years......................................  (83,803)
(87,766)     (74,475)
     Total incurred losses and loss adjustment
      expenses.......................................  526,127
475,231      367,552

Payments:
   Losses and loss adjustment expenses attributable
    to insured events of the current year............  322,882
267,653      184,073
   Losses and loss adjustment expenses attributable
    to insured events of prior years.................  207,148
167,509      145,028
     Total payments..................................  530,030
435,162      329,101

   Loss and loss adjustment expense reserves prior to
    effect of ceded reinsurance recoverable..........  530,077
533,980      493,911
   Ceded reinsurance recoverable.....................  119,396
128,852      132,118
Reserves for losses and loss adjustment expenses
 at the end of year per financial statements.........	$649,473
$662,832     $626,029

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994
(Thousands of Dollars)

NOTE E-Losses and Loss Adjustment Expenses - (continued)

	The provision for loss and LAE reserves relating to prior years decreased by $83,803, $87,766 and $74,475 in 1997, 1996 and 1995,
respectively due to favorable loss development experienced in both the voluntary and involuntary private passenger auto business.

	The increases in payments and incurred losses primarily resulted from increases in total loss and loss adjustment expense payments on the direct personal automobile lines of business of approximately 20.4%.
Net loss payments in the direct personal automobile lines of business increased approximately 21.5% or $71,300 which were offset by a decrease in payments for other than automobile lines of business of approximately $16,200, compared to 1996. The decrease in other than automobile loss payments was primarily the result of more normal weather in 1997 versus the severe weather experienced in 1996. The increase in automobile loss payments was attributable primarily to three factors: increased payments for collision coverages; increased payments for bodily injury claims; and increased payments for property damage liability claims. Bodily injury payments were higher primarily due to increased business writings coupled with initiatives in the claims department to accelerate the claims settlement process in an effort to reduce the overall cost of bodily injury claims in the long run as well as to reduce the overall number of open bodily injury claims.

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

	Effective September 30, 1995, the Company increased its coverage under the combined property quota share and excess loss reinsurance contract. The contract is now written with six domestic reinsurance companies. Under the quota share portion of the arrangements, the reinsurers indemnify the Company for 45% of the loss and LAE, and pay a commission allowance based on the ratio of losses incurred to premiums earned. In exchange, the Company pays to the reinsurers 49% of the net premium pertaining to the related business. The maximum per occurrence loss reimbursement is $50.0 million and the maximum annual aggregate occurrence loss reimbursement is $75.0 million. Under the excess loss reinsurance portion of the arrangements, the Company reinsures each risk, retaining $125 and reinsuring 100% of the next $875. This reinsurance contract is continuous through September 30, 1998, but cancelable quarterly with ninety days notice. Written premiums ceded in 1997, 1996 and 1995 under the property quota share and excess loss reinsurance contract were $27.5 million, $26.6 million and $21.5 million, respectively.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996 and 1995
(Thousands of Dollars)

NOTE F-Reinsurance Activity - (continued)

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

	Effective March 1, 1996, through February 28, 1998, the Company's catastrophe reinsurance program was tailored in conjunction with the property quota share arrangement to provide catastrophe reinsurance protection at varying levels of losses. The Company's two separate catastrophe only programs provide a maximum amount of protection of $18 million and $42 million. These two programs expire on March 1, 1998 and May 1, 1998, respectively. The table below provides information depicting the approximate combined recoveries of all property reinsurance programs (catastrophe and quota share) at various loss scenarios if a catastrophe were to strike:

										 Net Loss
				  Total		Reinsurance		Retained by
				  Loss 		 Recovery  		the Company
				$ 25,000		  $ 11,300		  $13,700
				  50,000		    35,000		   15,000
				  75,000		    58,800		   16,200
				 100,000		    82,500		   17,500
				 125,000		   105,000		   20,000
				 150,000		   110,000		   40,000

	Under the above scenario, the Company had no reinsurance recoveries for total loss amounts in excess of $150.0 million. The Company is currently negotiating with several of its existing quota-share and excess loss reinsurance providers to expand the quota share portion of the program. A 75% quota-share reinsurance program is contemplated, covering all non-automobile property and liability business except umbrella policies. The excess loss portion of the program would be reduced on July 1, 1998 and completely eliminated on September 30, 1998. The Company intends to incept this expanded program on July 1, 1998. Based on this, the Company's catastrophe reinsurance program will consist solely of the current quota-share and excess loss reinsurance contract for a period of time between May 1, 1998 and June 30, 1998.

Casualty Reinsurance

	Through December 31, 1996, casualty reinsurance was on an excess of loss basis for any one event or occurrence with a maximum recovery of $4.0 million over a net retention of $1.0 million. Effective January 1, 1997, casualty reinsurance is on an excess of loss basis for any one event or occurrence with a maximum recovery of $9.0 million over a net retention of $1.0 million. This coverage is placed with Swiss Reinsurance America Corporation, formerly North American Reinsurance Corporation (rated A by A.M. Best).

	Effective January 1, 1995, personal and commercial liability umbrella policies are reinsured on a 95% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $5.0 million for policies with underlying automobile coverage of $250/$500 or more. Effective January 1, 1996, the Company added personal liability umbrella reinsurance coverage for policies with underlying automobile coverage of $100/$300, on a 65% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $3.0 million. These coverages are placed with Munich American Reinsurance Corporation (rated A+ by A.M. Best).

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996 and 1995
(Thousands of Dollars)

NOTE F-Reinsurance Activity - (continued)

C.A.R.

	C.A.R., a state-mandated reinsurance mechanism, enables the Company and approximately 40 other writers of automobile insurance in Massachusetts ("Servicing Carriers") to reinsure any automobile risk that the insurer perceives to be underpriced at the premium level permitted by the Massachusetts Insurance Commissioner (the "Commissioner"). Servicing Carriers, who are responsible for over 99.0% of total direct premiums written for personal automobile insurance in Massachusetts, are required to offer automobile insurance coverage to all eligible applicants pursuant to "take-all-comers" regulations, but may reinsure undesirable business with C.A.R.

	The Company pays to C.A.R. all of the premiums generated by the policies it has ceded and C.A.R. reimburses the Company for all losses incurred on account of ceded policies. In addition, the Company receives a fee for servicing ceded policies based on the expense structure established by C.A.R. For the years ended December 31, 1997, 1996 and 1995, these servicing fees amounted to $17,333, $17,127 and $21,669, respectively.

	Since its inception, C.A.R. has annually generated multi-million dollar underwriting losses in both the personal and commercial pools. The Company is required to share in the underwriting results of C.A.R. business for its respective product lines. Under current regulations, the Company's share of the C.A.R. personal or commercial deficit is based upon its market share for retained automobile risks for the particular pool, adjusted by a "utilization" concept, such that, in general, the Company is disproportionately and adversely affected if its relative use of C.A.R. reinsurance exceeds that of the industry, and favorably affected if its relative use of C.A.R. reinsurance is less than that of the industry. During 1997, 1996 and 1995, the Company's net participation in the C.A.R. personal automobile pool approximated 18.0%, 19.0% and 16.0%, respectively.

	Written premiums, earned premiums, losses incurred and the liabilities for unearned premiums, unpaid losses ceded to and assumed from C.A.R. and were as follows:

			    				Year ended December 31,

			    	     1997              	     1996
1995
			     Ceded      Assumed	     Ceded      Assumed
Ceded       Assumed
Income Statement
 Written premiums... $ 71,816    $ 76,530    $ 82,861    $ 93,703    $
82,814    $ 92,249
 Earned premiums....   71,977      82,866      85,977      92,469
92,664      90,609
 Losses incurred....   83,240      89,081      84,074      93,278
75,475      87,786


Balance Sheet
 Unearned premiums.. $ 51,662    $ 40,345    $ 49,487    $ 46,681    $
47,045    $ 45,446
 Unpaid losses......  129,137     102,819     145,726     117,237
153,079     110,003

	In accordance with Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", the company presents assets and liabilities gross of reinsurance. The Residual Market Receivable represents the gross amount of reinsurance recoverable from C.A.R. including unpaid losses, unearned premiums, paid losses recoverable and unpaid ceded and assumed premiums.

	The current C.A.R. utilization-based participation ratio has been in place for the personal automobile market since 1993. During 1997, 1996 and 1995 the Company's amount of personal automobile risks it reinsured through C.A.R. approximated 6.6%, 8.0% and 11.0%, respectively.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996 and 1995
(Thousands of Dollars)

NOTE F-Reinsurance Activity - (continued)

	Earned premiums and losses and loss adjustment expenses are stated in the accompanying consolidated financial statements after deductions for ceded reinsurance. Those deductions for reinsurance other than C.A.R. are as follows:

										Year ended
December 31,
								            1997
1996        1995
  Earned premiums ceded.............................     $ 33,847     $
36,261    $ 28,056
  Losses and loss adjustment expenses ceded.........       10,616
22,453      21,454

	The Company, as primary insurer, would be required to pay losses in their entirety in the event that the reinsurers were unable to discharge their obligations under the reinsurance agreements.

NOTE G-Income Taxes

	The Company and its subsidiaries file a consolidated federal income tax return.

	The Federal income tax expense consisted of the following:

									      Year ended
December 31,
									      1997
1996        1995
			Current............................    $ 24,318     $
15,951    $ 34,891
			Deferred...........................       6,984
2,098       4,650
									   $ 31,302     $
18,049    $ 39,541

	Deferred taxes arise from temporary differences in the bases of assets and liabilities for tax and financial statement purposes. The sources of these differences and the related tax effects consisted of the following:

									        Year ended
December 31,
									      1997
1996         1995
  Unearned premiums..................................    $   (769)    $
(3,695)   $ (1,469)
  Discounting of loss reserves.......................       2,421
(2,954)       (370)
  Bad debt expense...................................         129
131          92
  Deferred policy acquisition costs..................       1,297
6,022       5,087
  Salvage and subrogation recoverable................        (406)
425         151
  Tax depreciation in excess of book depreciation....         151
192         205
  Book value rights/book value awards/stock
   appreciation rights...............................       4,912
1,686         334
  Deferred items not included above..................        (751)
291         620
        Deferred income tax..........................       6,984
2,098       4,650
  Change in unrealized gains.........................       2,236
3,540      31,726
        Change in deferred tax liability.............    $  9,220     $
5,638    $ 36,376

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996 and 1995
(Thousands of Dollars Except Per Share Data)

NOTE G-Income Taxes - (continued)

	Realization of a deferred tax asset is dependent on generating sufficient taxable income in future years. Although realization is not assured, Management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. Deferred tax liabilities (assets) were comprised of the following components at December 31, 1997 and 1996:

1997         1996
Unearned premiums................................................
$(20,608)    $(19,839)
Discounting of loss reserves.....................................
(21,379)     (23,800)
Bad debt allowances..............................................
(772)        (901)
      Deferred tax assets........................................
(42,759)     (44,540)

Deferred policy acquisition costs................................
25,832       24,535
Salvage and subrogation recoverable..............................
2,001        2,407
Tax depreciation in excess of book depreciation..................
2,856        2,705
Book value rights/book value awards/stock appreciation rights....
8,199        3,287
Unrealized gains.................................................
14,663       12,427
Deferred items not included above................................
2,651        3,402
      Deferred tax liabilities...................................
56,202       48,763

      Net deferred tax liability.................................  $
13,443     $  4,223


	Federal income tax on income is less than the amount computed by applying the statutory rate of 35% for the years ended 1997, 1996 and 1995 for the following reasons:

								Year ended December 31,

					   1997            	   1996
1995
Tax at statutory rate..  $ 44,631     35.0%       $32,205       35.0%
$52,410    35.0%
Tax exempt interest....    (8,036)    (6.3)       (10,062)     (10.9)
(11,067)   (7.4)
Dividends paid to ESOP
  participants.........      (782)    (0.6)        (1,169)      (1.3)
-        -
Dividends received
  deduction............    (4,567)    (3.6)        (3,167)      (3.4)
(2,038)   (1.4)
Other..................        56      0.0            242        0.2
236     0.2
Tax at effective rate..  $ 31,302     24.5%       $18,049       19.6%
$39,541    26.4%

NOTE H-Related-Party Transactions

	The Company has made loans to insurance agencies and other organizations with which the Company transacts business on a regular basis. At December 31, 1997, seven of these loans which had an aggregate outstanding principal balance of $12,161 were collateralized by the assets of the agencies. At December 31, 1996, eleven of these loans which had an aggregate outstanding principal balance of $2,384 were collateralized by the assets of the agencies. Mortgage loans to agents collateralized by real estate had an aggregate outstanding balance of $317 at December 31, 1996. There were no such mortgage loans outstanding at December 31, 1997.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996 and 1995
(Thousands of Dollars)

NOTE H-Related-Party Transactions (continued)

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

	One Director of the Company, is the Chairman Emeritus and Assistant Clerk of an insurance agency which is one of the Company's independent insurance agencies. This Director sold his ownership interest in that agency in 1994, although he remains associated with it in the above stated capacity. This Director also continues to receive payments under non-competition and loan agreements. This Director receives no direct or indirect compensation based on the commissions paid to the agency by the Company. During the years ended December 31, 1997, 1996 and 1995 the agency received from the Company commissions of $834, $906 and $885, respectively, in the aggregate, for policies written. The Company also purchased certain insurance coverages through the agency and paid premiums for these policies of $367, $360 and $218 in 1997, 1996 and 1995, respectively.

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

	Contributions by the Company and subsidiaries to the Plan for the years ending December 31, 1997, 1996 and 1995 were $4,841, $6,216 and $5,729, respectively.

NOTE J-Stockholders' Equity

Book Value Rights, Book Value Awards and Stock Appreciation Rights
Program

	The Board of Directors authorized a Book Value Rights Program which provided for the payment of awards in cash to key employees based upon increases in the book value of the Company at the end of the program period, which is December 31st of the third year after the rights have been granted. The Board of Directors authorized advance payments of $1,888 in December, 1995 applicable to Book Value Rights maturing in 1996. Expenses relating to this Book Value Rights Program were $234 and $3,738 in 1996 and 1995, respectively.

	The Management Incentive Plan approved by the Company's stockholders in May, 1994 provides for the award of incentive stock options, non-qualified stock options, book value awards, stock appreciation rights, restricted stock and performance stock units. Up to 2,500,000 shares of common stock (subject to increase for anti-dilution adjustments) may be issued under the Plan, including shares that may be issued pursuant to awards of restricted stock or upon the exercise of common stock equivalent awards such as stock options and stock appreciation rights payable in the form of common stock. All directors, officers and other senior management employees of the Company or any of its subsidiaries are eligible to participate in this Management Incentive Plan. Book value awards issued relating to this Plan totalled 453,488, 468,381 and 606,088 in 1997, 1996 and 1995,
respectively. Stock appreciation rights issued also relating to this Plan totalled 493,492, 520,625 and 672,358 in 1997, 1996 and 1995,
respectively. The outstanding book value awards and stock appreciation rights entitle the holders to cash payments based upon the extent to which, if at all, the per share book value or market value, as applicable, of the common stock exceeds certain thresholds set at the time the award was granted. Expenses relating to book value awards were $3,068, $2,140 and $714 in 1997, 1996 and 1995. Expenses relating to stock appreciation rights were $15,657, $6,224 and $366 in 1997, 1996 and 1995.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996 and 1995
(Thousands of Dollars)

NOTE K-Net Capital Requirements

	The insurance companies included in the consolidated financial statements are subject to the financial capacity guidelines established by their respective state Divisions of Insurance. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders must file a report with the Commissioner. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 1997, 1996 and 1995.

	To the extent Commerce and Citation are restricted from paying dividends to CHI, CHI will be limited in its ability to pay dividends to the Company. On this basis, the Company's ability to pay dividends to its stockholders is limited. During 1997 Commerce and Citation paid $39,375 and $7,040 in dividends, respectively, to CHI; CHI then paid $ 46,305 to the Company in March 1997. During 1996, Commerce and Citation paid $58,630 and $6,600 in dividends, respectively, to CHI; CHI then paid $43,470 to the Company in March 1996.

	The Board of Directors of the Company voted to declare four quarterly dividends to stockholders of record totaling $1.03 per share and $0.81 per share in 1997 and 1996, respectively. On May 30, 1997, the Board voted to increase the quarterly stockholder dividend from $0.25 to $0.26 per share to stockholders of record as of June 6, 1997. Prior to that declaration, the Company had paid quarterly dividends of $0.25 per share dating back to May 17, 1996 when the Board voted to increase the dividend from $0.06 to $0.25 per share.

	Treasury Stock purchased under the stock buyback program increased by 20,000 shares during 1997 to 1,957,348 shares at December 31, 1997.
The stock buyback program, authorized by the Board in May 1995, enables the Company to purchase up to three million shares of the Company's common stock. The program is approximately two-thirds complete.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996 and 1995
(Thousands of Dollars)

NOTE L-Statutory Balances

	Following is a GAAP to Statutory reconciliation for both earnings and policyholders surplus for the combined operations of Commerce, Citation and effective August 31, 1995, Western Pioneer:

					     	      1997          	   1996
1995
					    Earnings  Equity     Earnings   Equity
Earnings    Equity
GAAP............................  $101,528  $609,416   $ 74,432
$550,151  $110,450   $512,875
Deferred income taxes...........     4,039     8,352        929
2,165     4,152     (2,650)
Deferred acquisition costs......    (2,296)  (85,264)   (15,808)
(82,968)   (8,094)   (67,160)
Bonds-book versus market........       -     (23,812)       -
(16,194)      -      (14,432)
Preferred stock-market versus
 book...........................       -        (429)       -
(331)      -       (1,607)
Deferred income.................      (697)    7,071       (963)
7,768    (1,496)     6,766
Deferred service fee income.....     1,784     3,139      1,538
1,538       -          -
Deferred reinsurance
 commissions....................    (1,267)    4,424      2,082
5,796     2,060      5,614
Statutory reserve over statement
 reserves.......................       -      (8,567)       -
(5,397)      -       (1,940)
Goodwill in subsidiary..........      (291)    2,226       (270)
2,515       (97)     2,806
Difference in GAAP to statutory
 net income in subsidiary.......        57       -          416       -
(74)       -
Other...........................       -          42          4
(304)       (4)      (162)
     Total adjustments..........     1,329   (92,818)   (12,072)
(85,412)   (3,553)   (72,765)
Statutory.......................   102,857   516,598     62,360
464,739   106,897    440,110

Add back subsidiary net loss
 from January 1, 1995 through
 August 30, 1995................       -         -          -         -
429        -

Adjusted statutory..............  $102,857  $516,598   $ 62,360
$464,739  $107,326   $440,110

NOTE M-Segment Information

Selected information by industry segment for 1997, 1996 and 1995 is summarized as follows:

										Earnings
Before	Identifiable
								Revenue	  Income
Taxes 	   Assets
1997
  Property and casualty insurance............   $833,304        $132,544
$1,659,374
  Real estate and commercial lending.........      4,448           4,448
83,420
  Corporate and other........................      3,383
(9,475)          11,959
	Consolidated...........................   $841,135        $127,517
$1,754,753

1996
  Property and casualty insurance............   $740,707        $ 91,242
$1,590,695
  Real estate and commercial lending.........      4,249           4,249
75,255
  Corporate and other........................      3,301
(3,478)          10,849
	Consolidated...........................   $748,257        $ 92,013
$1,676,799

1995
  Property and casualty insurance............   $677,217	    $147,378
	 $1,479,898
  Real estate and commercial lending.........      3,804	       3,804
	     76,642
  Corporate and other........................      3,014
(1,440)	      7,635
	Consolidated...........................   $684,035	    $149,742
	 $1,564,175

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996 and 1995
(Thousands of Dollars)

NOTE N-Supplement to Consolidated Statements of Cash Flows

	During the years ended December 31, 1996 and 1995, the Company acquired property through foreclosure of mortgages held with remaining principle balances at the time of foreclosure of $245 and $641, respectively. No such property was acquired in 1997.

NOTE O-Insolvency Fund Assessments

	As provided in the statutes, insurance companies which write business in Massachusetts are assessed for losses attributable to the insolvency of other insurance companies by the Massachusetts Insurers Insolvency Fund ("M.I.I.F."). From its inception, on August 2, 1972 through December 31, 1997, the M.I.I.F. has approved assessments totaling $133,474, of which the Company's share was approximately $7,540. It is anticipated that there will be additional assessments from time to time relating to various insolvencies. By statute, no insurer may be assessed in any year an amount greater than two percent of that insurer's net direct written premiums for the calendar year preceding the assessment. Although the timing and amounts of any such assessments are not known, Management is of the opinion that such assessments will not have a material effect on the consolidated financial position of the Company. The Company's policy is to expense these assessments as assessed. According to statute, the assessed insurance companies have the right to recoup amounts paid to the M.I.I.F., over a reasonable length of time, through premium rates approved by the Commissioner. The Company's policy is to expense the recovery of the assessed amounts as received. Refund of assessments by the M.I.I.F. for the year ended December 31, 1997 was $283. Assessments by the M.I.I.F. for the years ended December 31, 1996 and 1995 were $742 and $338, respectively.


NOTE P-Quarterly Results of Operations (Unaudited)

An unaudited summary of the Company's 1997 and 1996 quarterly performance is as follows:

1997								   FIRST      SECOND
THIRD     FOURTH
								  QUARTER     QUARTER
QUARTER    QUARTER
Total revenues.................................  $199,069    $205,561
$225,082   $211,423
Net earnings...................................    16,638      19,971
35,012     24,594
Net earnings per weighted average common
  share (basic and diluted)....................      0.46        0.56
0.97       0.68
Cash dividends paid per share..................      0.25        0.26
0.26       0.26


1996
Total revenues.................................  $173,802    $186,448
$192,333   $195,674
Net earnings...................................    14,593      16,265
21,436     21,670
Net earnings per weighted average common
  share (basic and diluted)....................      0.40        0.45
0.59       0.60
Cash dividends paid per share..................      0.06        0.25
0.25       0.25

NOTE Q-Subsequent Events

	The Company was notified in February 1998 that its application for a license in the State of Maine was approved.

SELECTED CONSOLIDATED FINANCIAL DATA

	The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. This financial data has been extracted from financial statements audited by Ernst & Young, LLP in 1997 and by other auditors in 1993 through 1996. All dollar amounts set forth in the following tables are in thousands except per share data.

									Year ended
December 31,
						    1997         1996        1995
1994        1993
Statement of Earnings Data:
  Net premiums written...........	$  741,501   $  711,570  $  603,421
$  589,197  $  563,416
  Increase in unearned premiums..	   (11,004)     (42,854)    (10,831)
(17,144)    (14,856)
  Earned premiums................	   730,497      668,716     592,590
572,053     548,560
  Net investment income..........	    80,794       77,402      71,313
62,901      53,068
  Premium finance fees...........	     7,074        9,713      19,420
18,497      16,666
  Net realized investment gains
   (losses)......................	    22,770       (7,574)        712
45,612       7,506
       Total revenues............	   841,135      748,257     684,035
699,063     625,800

  Losses and loss adjustment
   expenses......................	   526,127      475,231     367,552
369,660     373,959
  Policy acquisition costs.......	   187,491      181,013     166,741
157,415     150,195
       Total expenses............	   713,618      656,244     534,293
527,075     524,154

  Earnings before income taxes...	   127,517       92,013     149,742
171,988     101,646
  Income taxes...................	    31,302       18,049      39,541
49,405      26,330
       Net earnings..............	$   96,215   $   73,964  $  110,201
$  122,583  $   75,316

Per Share Data:
       Basic and diluted
         net earnings per share..   $     2.67   $     2.04  $     2.93
$     3.23  $     1.98

       Cash dividends paid per
         share...................   $     1.03   $     0.81  $     0.23
$     0.15  $      -

Weighted average number of
 shares outstanding..............   36,044,679   36,311,887  37,632,236
38,000,000  38,000,000

									Year ended
December 31,
						    1997	     1996	     1995
1994	     1993
Balance Sheet Data:
  Total investments..............   $1,242,695   $1,167,671  $1,096,778
$  905,031  $  873,234
  Premiums receivable............      169,469      157,835     127,047
102,432      95,103
  Total assets...................    1,754,753    1,676,799   1,564,175
1,382,226   1,298,371
  Unpaid losses and loss
   adjustment expenses...........      649,473      662,832     626,029
599,502     574,049
  Unearned premiums..............      379,599      367,991     330,454
314,719     283,526
  Stockholders' equity...........      649,796      587,039     549,714
413,589     383,348
  Stockholders' equity per share.        18.03        16.28       14.96
10.88       10.09









45
<PAGE



MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS
(Thousands of Dollars)

	The following exhibits depict the progress of the insurance operations of the Company over the past fifteen years. For these years of operation, net premiums written amounted to $4,783,113. During this period, the average statutory financial ratios were 67.7% for losses and loss expenses and 26.8% for underwriting expenses resulting in an average combined ratio of 94.5%. Total net investment income amounted to $515,735 or 10.8% of net premiums written. Net realized gains were $87,868. Stockholders' equity was $11,693 at the beginning of 1983 and $609,416, at the end of 1997, resulting in an average annual increase in excess of 30%. The progress of the insurance operations during the most recent five year period, compared to the two previous five year periods, can best be illustrated by the following comparison:

											5-Year
Period

									  1993-97
1988-92	    1983-87
Direct premiums written............................	$3,353,450
$2,029,313   $526,055

Net premiums written...............................	 3,209,105
1,305,018    268,990

Net investment income..............................	   345,079
135,579     35,077

Net realized gains.................................	    60,831
22,887      4,150

Stockholders' equity at end of period..............	   609,416
265,616     46,081

Statutory Financial Ratios (Unaudited)
  Losses and loss expenses to premiums earned......	      67.7%
65.6%      76.7%

  Underwriting expenses to net premiums written....	      26.7
27.6       24.8
	Combined ratio...............................	      94.4%
93.2%     101.5%

Increase in Stockholders' Equity...................	     129.4%
476.4%     294.1%


The insurance operations of the Company include the operating results of Commerce, its subsidiary company Western Pioneer and Citation. Citation commenced business in 1981 as a wholly-owned subsidiary of Commerce. On December 31, 1989, the ownership of Citation was transferred to The Commerce Group, Inc. Capital stock, paid-in capital and retained earnings of Commerce and Citation as of January 1, 1989 were combined due to the effect of the transfer in ownership of Citation to The Commerce Group, Inc. on December 31, 1989. In September 1993, ownership of both Commerce and Citation was transferred from The Commerce Group, Inc. to CHI, a subsidiary of The Commerce Group, Inc. Results of Western Pioneer are included since its acquisition by Commerce on August 31, 1995. The combined balance sheets of these insurance subsidiaries appear on pages 47 and 48. The combined statements of earnings of insurance operations appear on pages 49 and 50.

MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

COMBINED BALANCE SHEETS OF INSURANCE SUBSIDIARIES
December 31,
(Thousands of Dollars)

                                         1997       1996         1995
1994        1993



ASSETS
Cash and short-term investments.... $  238,685  $  140,102  $   52,308
$    4,560  $   12,615
Bonds, at market (at amortized cost
 prior to 1993)....................    590,597     716,702     815,277
745,010     649,491
Preferred stocks, at market (at
 amortized cost prior to 1993).....    148,499     147,680     111,220
85,574      80,059
Common stocks, at market...........    178,089      86,041      40,359
9,656      47,462
Mortgage loans on real estate......     57,425      45,398      31,404
35,715      42,042
Other investments..................      3,783         127         -
-           -
Premium balances receivable........    169,311     157,673     126,090
101,529      94,333
Investment income receivable.......     12,103      12,655      14,440
13,285      10,205
Residual market receivable.........    180,799     195,213     200,124
214,818     220,312
Reinsurance receivable.............     18,170      19,659      21,897
16,892      12,868
Deferred acquisition costs.........     85,264      82,968      67,160
59,066      53,647
Current income taxes...............        -           -           -
-           -
Deferred income taxes..............        -           -         2,100
38,180         -
Real estate, furniture and equipment    29,060      26,011      24,642
25,246      22,371

	 Total assets................ $1,711,785  $1,630,229  $1,507,021
$1,349,531  $1,245,405

LIABILITIES

Unpaid losses and loss expenses.... $  637,094  $  657,854  $  618,791
$  592,373  $  567,797
Unearned premiums..................    379,599     367,991     330,454
314,719     283,526
Notes payable......................        -           -           -
-           -
Deferred income....................      7,271       7,974       8,954
10,451       7,351
Accounts payable, accrued and other
 liabilities.......................     60,332      41,368      34,351
43,433      16,564
Current income taxes...............      9,635       2,726       1,596
10,254       4,867
Deferred income taxes..............      8,438       2,165         -
-        13,669
	 Total liabilities...........  1,102,369   1,080,078     994,146
971,230     893,774

STOCKHOLDERS' EQUITY

Capital stock......................      3,600       3,600       3,450
3,450       3,450
Paid-in capital....................     45,050      45,050      23,700
23,700       8,700
Retained earnings
  Balance, January 1...............    501,501     485,725     351,151
339,481     253,466
  Net earnings.....................    101,528      74,432     110,450
113,892      79,837
  Unrealized gains (losses) on
   investments.....................      4,152       6,574      58,919
(77,622)     21,928
  Dividends paid...................    (46,415)    (65,230)    (34,795)
(24,600)    (15,750)
Balance, December 31...............    560,766     501,501     485,725
351,151     339,481
	 Total stockholders' equity..    609,416     550,151     512,875
378,301     351,631
	 Total liabilities and
	   stockholders' equity...... $1,711,785  $1,630,229  $1,507,021
$1,349,531  $1,245,405



47
<PAGE


MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

COMBINED BALANCE SHEETS OF INSURANCE SUBSIDIARIES
December 31,
(Thousands of Dollars)

    1992      1991     1990      1989    1988     1987     1986
1985     1984     1983



ASSETS
$   25,809 $ 11,190  $ 38,654 $ 84,308 $ 60,885 $ 21,051 $ 10,048  $
11,802 $  7,953  $ 3,864

   505,565  329,935   242,735  153,621  133,867  116,220   88,755
56,985   34,422   22,352

     2,261      869     1,010    1,324    1,606    2,295    6,755
9,956   10,837    7,986
    43,545   30,055     4,869    2,900    1,921    1,438      149
134    1,494    1,540
    60,697   66,122    56,124   52,244   42,882   15,931      -
-      7,825    5,860
    67,876   55,510    57,733   56,713   33,727   19,329   11,817
8,194    6,028    5,430
       -        -         -        -        -        -        -
-        -        -
     9,710    6,063     4,235    3,093    2,889    2,370    2,485
1,722    1,286      887
   274,426  277,196   290,440  268,951  198,177  132,725   87,178
50,327   29,187   20,513
       365      -         -        -         -        -        -
-       -        -
    55,442   33,981    27,273   22,702   15,699   10,898    7,129
5,417    3,968    3,057
       -        -         -        341      266      -      2,209
1,294      -        -
       -        883     1,666      -        -        -        -
-        -        -
    23,183   24,163    25,046   23,118    9,684    8,356    7,370
5,648    3,136    2,799

$1,068,879 $835,967  $749,785 $669,315 $501,603 $330,613 $223,895
$151,479 $106,136  $74,288

LIABILITIES

$  495,800 $439,551  $403,752 $345,020 $270,628 $169,539 $113,513  $
71,525 $ 44,425  $32,860
   264,567  192,785   175,334  174,345  118,079   84,876   55,378
36,024   23,585   14,190
       -        -       1,662    1,837    2,013    2,204    3,772
4,140    2,858    1,313
     8,384   12,918    20,264   23,689   23,307   11,058    7,503
4,208    3,173    1,658

    20,863    7,677    21,065   27,513   19,350   14,532    8,532
4,162    4,479    2,482
     9,249    5,811     3,542      -        -        470      -
-        418    1,487
     4,400      -         -      1,623    1,021    1,853    3,736
3,623    2,610    2,079
   803,263  658,742   625,619  574,027  434,398  284,532  192,434
123,682   81,548   56,069

STOCKHOLDERS' EQUITY

     3,450    3,450     3,450    3,450    2,350    2,350    2,350
2,350    2,350    2,250
     8,700    8,700     8,700    8,700    6,500    6,500    6,500
6,500    6,500    5,500

   165,075  112,016    83,138   62,877   37,231   22,611   18,947
15,738   10,469    5,693
    91,980   55,214    32,414   21,966   21,837   15,614    4,362
4,025    6,033    5,213

     9,811    2,545       (86)     645      321      (54)       7
(158)    (179)      63
   (13,400)  (4,700)   (3,450)  (2,350)  (1,034)    (940)    (705)
(658)    (585)    (500)
   253,466  165,075   112,016   83,138   58,355   37,231   22,611
18,947   15,738   10,469
   265,616  177,225   124,166   95,288   67,205   46,081   31,461
27,797   24,588   18,219

$1,068,879 $835,967  $749,785 $669,315 $501,603 $330,613 $223,895
$151,479 $106,136  $74,288

MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS
Year Ended December 31,
(Thousands of Dollars)

							   1997      1996      1995
1994     1993
Underwriting
  Direct premiums written..............	$768,649  $731,823  $626,666
$625,023  $601,289

  Net premiums written.................	$741,501  $711,570  $603,421
$589,197  $563,416
  Increase in unearned premiums........	  11,004    42,854    10,831
17,144    14,856
	Earned premiums..................	 730,497   668,716   592,590
572,053   548,560

Expenses
  Losses and loss expenses.............	 521,775   474,173   367,258
369,764   373,243
  Underwriting expenses................	 185,146   194,873   171,892
162,446   147,290
  (Increase) decrease in deferred
   acquisition costs...................	  (2,296)  (15,809)   (5,723)
(5,420)    1,796
	Total expenses...................	 704,625   653,237   533,427
526,790   522,329
Underwriting income (loss).............	  25,872    15,479    59,163
45,263    26,231
Net investment income..................	  81,218    76,867    71,007
63,119    52,868
Premium finance fees...................	   7,056     9,666    19,246
18,315    16,486
Net realized investment gains (losses).	  22,909    (7,863)      720
32,025    13,040
	Earnings before Federal income
	taxes and withdrawing companies'
	settlements......................	 137,055    94,149   150,136
158,722   108,625

Other income
  Withdrawing companies' settlements...	     -         -         -
-         -
Earnings before Federal income taxes...	 137,055    94,149   150,136
158,722   108,625
Federal income taxes (benefits)........	  35,527    19,717    39,686
44,830    28,788
Earnings before cumulative effect of
 change in accounting principle........	 101,528    74,432   110,450
113,892    79,837
Cumulative effect on prior years (to
 December 31, 1986) of changing to
 different method of accounting for
 income taxes..........................	     -         -         -
-         -
	NET EARNINGS.....................	$101,528  $ 74,432  $110,450
$113,892  $ 79,837

Statutory Financial Ratios (Unaudited)
  Losses and loss expenses to
   premiums earned.....................	  71.4%     70.9%     62.0%
64.6%     68.0%
  Underwriting expenses to net
   premiums written....................	  25.1      27.1      29.0
27.1      25.7
	Combined ratio...................	  96.5%     98.0%     91.0%
91.7%     93.7%
	Underwriting profit (loss).......	   3.5%      2.0%      9.0%
8.3%      6.3%

MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS
Year Ended December 31,
(Thousands of Dollars)

   1992      1991      1990      1989     1988      1987     1986
1985     1984      1983

$525,495  $429,780  $401,077  $366,492 $306,469  $206,231 $131,807
$85,000  $65,699  $37,318

$508,847  $310,999  $219,936  $140,313 $124,923  $ 99,193 $ 60,808
$49,229  $33,943  $25,817
  98,353    30,193    34,692    12,655    9,678    13,428    6,775
6,392    2,137    2,258
 410,494   280,806   185,244   127,658  115,245    85,765   54,033
42,837   31,806   23,559


 271,848   173,901   125,219    88,564   80,203    65,299   44,205
33,548   19,567   15,242
 138,669    85,655    55,551    44,181   33,115    25,882   18,460
15,177   11,241    6,532

 (21,462)   (6,708)   (4,571)   (7,003)  (4,801)   (3,769)  (1,712)
(1,448)    (911)  (1,327)
 389,055   252,848   176,199   125,742  108,517    87,412   60,953
47,277   29,897   20,447
  21,439    27,958     9,045     1,916    6,728    (1,647)  (6,920)
(4,440)   1,909    3,112
  39,685    32,661    25,978    21,256   15,999    10,896    7,554
6,835    5,684    4,108
  13,734    11,165    10,074     8,095    4,592     3,021    1,436
531      324       39
  12,368     7,529        74       618    2,298     3,423      185
336     (108)     314


  87,226    79,313    45,171    31,885   29,617    15,693    2,255
3,262    7,809    7,573


  43,168       -         -         -        -         -        -
-        -        -
 130,394    79,313    45,171    31,885   29,617    15,693    2,255
3,262    7,809    7,573
  38,414    24,099    12,757     9,919    7,780     2,987   (2,107)
(763)   1,776    2,360

  91,980    55,214    32,414    21,966   21,837    12,706    4,362
4,025    6,033    5,213



     -         -         -         -        -       2,908      -
-        -        -

$ 91,980  $ 55,214  $ 32,414  $ 21,966 $ 21,837  $ 15,614 $  4,362  $
4,025  $ 6,033  $ 5,213



  66.2%     61.9%     65.7%     68.0%     69.5%     79.4%    83.5%
79.7%    63.6%    63.8%

  28.1      30.0      26.7      26.3      22.0      22.5     24.4
28.1     27.8     23.9
  94.3%     91.9%     92.4%     94.3%     91.5%    101.9%   107.9%
107.8%    91.4%    87.7%
   5.7%      8.1%      7.6%      5.7%      8.5%     (1.9%)   (7.9%)
(7.8%)    8.6%    12.3%

THE COMMERCE GROUP, INC.

DIRECTORS

Herman F. Becker.........................	President and owner,
Sterling Realty and Huguenot
	Development Corporation

Joseph A. Borski, Jr.....................	Self-employed Certified
Public Accountant

Eric G. Butler...........................	Retired Vice President-
General Claims Manager of
	Commerce and Citation

Henry J. Camosse.........................	Retired President, Henry
Camosse & Son Co., Inc., 							a
building and masonry supplies company

Gerald Fels..............................	Executive Vice President and
Chief Financial 								Officer of
the Company

David R. Grenon..........................	Chairman Emeritus and
Assistant Clerk of The
							Protector Group Insurance
Agency, Inc., a property
							and casualty insurance
agency

Robert W. Harris.........................	Retired Treasurer, H.C.
Bartlett Insurance Agency, 							Inc.

Robert S. Howland........................	Retired Clerk, H.C. Bartlett
Insurance Agency, 								Inc.

John J. Kunkel...........................	President and Treasurer,
Kunkel Buick and GMC
							Truck, Treasurer, Kunkel Bus
Company

Raymond J. Lauring.......................	Retired President, Lauring
Construction Company

Roger E. Lavoie..........................	Retired President and
Treasurer, Lavoie Toyota-
	Dodge, Inc.

Normand R. Marois........................	Retired Chairman of the
Board, Marois Bros., Inc.,
							a contracting firm

Suryakant M. Patel.......................	Physician specializing in
internal medicine

Arthur J. Remillard, Jr..................	President, Chief Executive
Officer and Chairman
							of the Board of the Company

Arthur J. Remillard, III.................	Senior Vice President and
Assistant Clerk of
							the Company, Senior Vice
President of Commerce
							and Citation in charge of
Policyholder Benefits

Regan P. Remillard.......................	Senior Vice President -
General Counsel
							of the Company, President
and Secretary of
							Western Pioneer Insurance
Company

Antranig Sahagian........................	Retired Owner, A. Sahagian
Service Center

Gurbachan Singh..........................	Physician specializing in
general surgery

John W. Spillane.........................	Clerk of the Company and
practicing attorney

                               DIRECTORS OF
                               COMMERCE HOLDINGS, INC.
The Commerce Insurance Company
Western Pioneer Insurance Company
Citation Insurance Company

Arthur J. Remillard, Jr................	President, Chief Executive
Officer and Chairman
of the Board

Gerald Fels............................	Executive Vice President and
Chief Financial Officer

Arthur J. Remillard, III (1)...........	Senior Vice President and
Clerk

Regan P. Remillard.....................	Senior Vice President -
General Counsel, President
and Secretary of Western
Pioneer Insurance Company


David R. Grenon (1)....................	Chairman Emeritus and
Assistant Clerk of The
Protector Group Insurance
Agency

John M. Nelson (1).....................	Chairman and Chief Executive
Officer of Wyman-
Gordon Company

Suryakant M. Patel (1).................	Physician specializing in
internal medicine

William G. Pike (1)....................	Executive Vice President and
Chief Financial Officer of
Granite State Bankshares,
Inc.


                               DIRECTORS OF
                               BAY FINANCE COMPANY, INC.

Arthur J. Remillard, Jr................	President and Chairman of
the Board

Gerald Fels............................	Executive Vice President and
Chief Financial Officer

John W. Spillane.......................	Clerk and practicing
attorney

Arthur J. Remillard, III...............	Assistant Clerk

Regan P. Remillard.....................	Senior Vice President


                               DIRECTORS OF
                               CLARK-PROUT INSURANCE AGENCY, INC.

Arthur J. Remillard, Jr................	President and Chairman of
the Board

Gerald Fels............................	Executive Vice President and
Chief Financial Officer

John W. Spillane.......................	Clerk and practicing
attorney

Arthur J. Remillard, III...............	Assistant Clerk

Elizabeth M. Edwards...................	Vice President


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

	Peter J. Dignan
											Mary
M. Fontaine

	Arthur J. Remillard, III

	Joyce B. Virostek

Senior Vice President and General Counsel......................
	Regan P. Remillard

Vice Presidents................................................
	Elizabeth M. Edwards

	Michael J. Richards

	Angelos Spetseris

	Henry R. Whittier, Jr.

Assistant Vice Presidents..............Robert M. Blackmer
	Ronald J. Lareau
						   Stephen R. Clark
	Karen A. Lussier
						   Raymond J. DeSantis
	Donald G. MacLean
						   Warren S. Ehrlich
	Robert E. McKenna
						   John V. Kelly
	Robert L. Mooney

	Kenneth E. Morrison

Treasurer and Chief Accounting Officer.........................
	Randall V. Becker

Assistant Treasurer............................................
	Thomas A. Gaylord

Officers of Western Pioneer Insurance Company

President and Secretary........................................
	Regan P. Remillard
Chief Financial Officer........................................
	Albert E. Peters
Vice President.................................................
	Howard M. Dreyfus
Assistant Vice Presidents......................................
	Michael J. Berryessa

	Robert M. Keppel
Treasurer and Controller.......................................	Joan
M. Kelly

* Officers often hold positions with several operating subsidiaries. The titles listed represent their primary office as of March 1, 1998.


53
<PAGE




Stockholder Information


Annual Meeting

The Annual meeting of stockholders will be held at 9:00 a.m. on Friday, May 15, 1998 at the Company's Underwriting Building, 11 Gore Road (Route
16), Webster, MA.

Form 10-K

Stockholders interested in the detailed information contained in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission, may obtain a copy without charge, by writing to the Assistant to the President at 211 Main Street, Webster, MA 01570.

Transfer Agent

The Commerce Group, Inc.
c/o BANKBOSTON, NA
    Boston EquiServe, L.P.
P.O. Box 8040
Boston, MA 02266-8040
(781) 575-3100

Executive Offices

211 Main Street
Webster, MA 01570
(508) 943-9000

Trading of Common Stock

The Company's Common Stock trades on the NYSE under the symbol "CGI".

Independent Auditors

Ernst & Young LLP
200 Clarendon Street
Boston, MA 02116
(617) 266-2000