Form 10-Q
period 1998-03-31
COMMERCE GROUP INC /MA
filed 1998-05-14
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1998         Commission File Number 0-16882



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

As of May 1, 1998, the number of shares outstanding of the
registrant's common stock (excluding Treasury Shares) was
36,042,652

The Commerce Group, Inc.



Table of Contents


                                                                  Page
No.

Part I - Financial Information

Consolidated Balance Sheets at
    March 31, 1998  (Unaudited) and December 31,
1997................................................        3

Consolidated Statements of Earnings for the
    Three Months Ended March 31, 1998 and 1997
(Unaudited).......................................        4

Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 1998 and 1997
(Unaudited).......................................        5

Consolidated Statements of Cash Flows - Reconciliation of Net Earnings
to Net Cash
    Provided by Operating Activities for the Three Months Ended March
31, 1998
    and 1997
(Unaudited).............................................................
 ...................................        6

Notes to Unaudited Consolidated Financial
Statements....................................................        7

Management's Discussion and
Analysis................................................................
 ...........        9




Part II - Other Information


Item 6
    Exhibits and Reports on Form 8-
K.......................................................................
 ......       17

Signature
 ........................................................................
 ..............................................       17



- 2 -
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)



March 31,     December 31,

1998           1997

(Unaudited)
                                                           ASSETS
    Investments:
      Fixed maturities, at market (cost:  $576,151 in 1998 and $566,784
in 1997).......................   $  598,665    $  590,597
      Preferred stocks, at market (cost:  $203,138 in 1998 and $148,135
in 1997).......................      203,526       148,499
      Common stocks, at market (cost:  $180,415 in 1998 and $160,371 in
1997)..........................      197,436       178,089
      Mortgage loans on real estate and collateral notes receivable
(less allowance for possible loan
        losses of $2,822 in 1998 and $2,812 in
1997)...................................................       84,359
82,839
      Short-term
investments.............................................................
 ..............      116,949       132,700
      Cash and cash
equivalents.............................................................
 ...........       86,040       106,188
      Other
investments.............................................................
 ...................        4,132         3,783
          Total
investments.............................................................
 ...............    1,291,107     1,242,695

    Accrued investment
income..................................................................
 ........       12,485        12,237
    Premiums receivable (less allowance for doubtful receivables of
$1,451 in 1998 and 1997)...........      209,425       169,469
    Deferred policy acquisition
costs..................................................................
97,489        85,264
    Property and equipment, net of accumulated
depreciation............................................       36,559
36,280
    Residual market receivable
      Losses and loss adjustment
expenses..............................................................
128,228       129,137
      Unearned
premiums................................................................
 ................       43,781        51,662
    Due from
reinsurers..............................................................
 ..................       16,236        18,170
    Other
assets..................................................................
 .....................       11,070         9,839

          Total
assets..................................................................
 ...............   $1,846,380    $1,754,753


                                            LIABILITIES AND
STOCKHOLDERS' EQUITY
    Liabilities
      Losses and loss adjustment
expenses..............................................................
$  633,348    $  649,473
      Unearned
premiums................................................................
 ................      441,705       379,599
      Current income
taxes...................................................................
 ..........        5,995         2,656
      Deferred income
taxes...................................................................
 .........       13,488        13,443
      Deferred
income..................................................................
 ................        7,058         7,271
      Contingent commissions
accrued.................................................................
 ..       19,785        13,861
      Payable to securities
broker..................................................................
 ...       32,723        11,500
      Other liabilities and accrued
expenses...........................................................
27,900        27,154

          Total
liabilities.............................................................
 ...............    1,182,002     1,104,957


    Stockholders' equity
      Preferred stock, authorized 5,000,000 shares at $1.00 par value;
none issued in 1998 and 1997....          -             -
      Common stock, authorized 100,000,000 shares at $.50 par value;
        issued and outstanding 38,000,000 shares in 1998 and
1997......................................       19,000        19,000
      Paid-in
capital.................................................................
 .................       29,621        29,621
      Net unrealized gains on fixed maturities and stocks, net of income taxes of $13,973 in 1998
        and $14,663 in
1997....................................................................
 ........       25,950        27,232
      Retained
earnings................................................................
 ................      628,494       612,630

703,065       688,483
       Treasury stock 1,957,348 shares in 1998 and
1997................................................      (38,687)
(38,687)

          Total stockholders'
equity..................................................................
 .      664,378       649,796

          Total liabilities and stockholders'
equity...................................................   $1,846,380
$1,754,753




The accompanying notes are an integral part of these consolidated financial statements.

- 3 -
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended March 31, 1998 and 1997
(Thousands of Dollars Except Share and Per Share Data)
(Unaudited)


1998              1997
    Revenues
      Earned premiums
 .....................................................              $
187,051        $  178,003
      Net investment
income................................................
20,830            19,694
      Premium finance and service
fees.....................................                   2,591
1,668
      Net realized investment gains
(losses)...............................                   3,801
(296)

               Total
revenues..............................................
214,273           199,069

    Expenses
      Losses and loss adjustment
expenses..................................                 129,226
135,311
      Policy acquisition
costs.............................................
52,204            43,350

               Total
expenses..............................................
181,430           178,661



               Earnings before income
taxes................................                  32,843
20,408

    Income
taxes...........................................................
7,608             3,770

               NET
EARNINGS................................................              $
25,235        $   16,638


               COMPREHENSIVE
INCOME........................................              $   23,953
$   12,335

               BASIC AND DILUTED NET EARNINGS PER COMMON
SHARE.............              $      .70        $      .46

               CASH DIVIDENDS PAID PER COMMON
SHARE........................              $      .26        $      .25

               WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING........              36,042,652        36,050,874





















The accompanying notes are an integral part of these consolidated financial statements.


- 4 -
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1998 and 1997
(Thousands of Dollars)
(Unaudited)


1998		  1997
    Cash flows from operating activities:
      Premiums
collected...............................................................
 .            $217,588         $191,744
      Net investment
income.............................................................
20,582           19,181
      Premium finance and service
fees..................................................
2,591            1,668
      Losses and loss adjustment expenses
paid..........................................            (142,239)
(132,009)
      Policy acquisition costs
paid.....................................................
(58,875)         (60,047)
      Federal income tax
payments.......................................................
(3,534)          (6,565)

               Net cash provided by operating
activities................................              36,113
13,972

    Cash flows from investing activities:
      Proceeds from  maturity of fixed
maturities.......................................              15,885
13,699
      Proceeds from sale of fixed
maturities............................................
9,510            4,130
      Proceeds from sale of equity
securities...........................................
21,324           14,386
      Purchase of fixed
maturities......................................................
(7,105)         (10,767)
      Purchase of equity
securities.....................................................
(87,287)         (26,084)
      Purchase of other
investments.....................................................
(283)             -
      Net increase in short-term
investments............................................
4,251              -
      Payments received on mortgage loans and collateral notes
receivable...............               3,034            1,893
      Mortgage loans and collateral notes
originated....................................              (4,722)
(586)
      Purchase of property and
equipment................................................
(1,469)          (1,626)
      Other proceeds from investing
activities..........................................
(28)              31

               Net cash used in investing
activities....................................             (46,890)
(4,924)


    Cash flows from financing activities:
      Dividends paid to
stockholders....................................................
(9,371)          (9,011)
      Purchase of treasury
stock........................................................
-               (487)

               Net cash used in financing
activities....................................              (9,371)
(9,498)



    Decrease in cash and cash
equivalents...............................................
(20,148)            (450)
    Cash and cash equivalents at beginning of
period....................................             106,188
140,535

               Cash and cash equivalents at end of
period...............................            $ 86,040
$140,085













The accompanying notes are an integral part of these consolidated financial statements.

- 5 -
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Reconciliation of Net Earnings to Net Cash Provided by Operating
Activities
Three Months Ended March 31, 1998 and 1997
(Thousands of Dollars)
(Unaudited)


1998		  1997
    Cash flows from operating activities:
      Net
Earnings................................................................
 ..........        $ 25,235         $ 16,638
      Adjustments to reconcile net earnings to net cash provided by operating activities:
        Premiums
receivable..............................................................
 ...         (39,956)         (49,761)
        Deferred policy acquisition
costs...................................................
(12,225)         (16,923)
        Residual market
receivable..........................................................
8,790           (9,463)
        Due to/from
reinsurers..............................................................
1,934            2,689
        Losses and loss adjustment
expenses.................................................
(16,125)           1,565
        Unearned
premiums................................................................
 ...          62,106           71,909
        Current income
taxes................................................................
3,339           (4,203)
        Deferred income
taxes...............................................................
735            1,408
        Deferred
income..................................................................
 ...            (213)            (361)
        Contingent
commissions.............................................................
 .           5,924              894
        Other assets, liabilities and accrued
expenses......................................            (485)
(1,781)
        Net realized investment (gains)
losses..............................................          (3,801)
296
        Other -
net.....................................................................
 ....             855            1,065

               Net cash provided by operating
activities....................................        $ 36,113         $
13,972






































The accompanying notes are an integral part of these consolidated financial statements.

- 6 -
<page


The Commerce Group, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	The financial information has been prepared on a basis consistent with the accounting principles reflected in the audited consolidated financial statements for the year ended December 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the Securities and Exchange Commission rules and regulations, although the Company believes the disclosures which have been made are adequate to make the information presented not misleading.

 2.	The information furnished includes all adjustments and accruals consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain 1997 account balances have been reclassified to conform to the current year's presentation.

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

 5.	Neither the results for the three months ended March 31, 1998 nor comparison with the corresponding three months ended March 31, 1997 should be considered indicative of the results which may be expected for the year ending December 31, 1998.

 6.	In May 1995, the Board of Directors announced that it had approved a stock buyback program of up to 3 million shares.  As of March
31, 1998, 1,957,348 shares of Treasury Stock were purchased under the program.

 7.	Disclosure of Statement of Financial Accounting Standards No. 130
- Reporting Comprehensive Income:

											 1998
	   1997
		Other comprehensive income, net of tax:
		  Change in unrealized gains (losses),
	    net of income taxes of 856 in 1998 and
	    (2,048) in 1997..............................   $  1,591
$ (3,803)
		  Reclassification adjustment, net of
	    income taxes of (1,546) in 1998 and (269)
	    in 1997......................................
(2,873)        (500)
		Other comprehensive income.......................   $
(1,282)    $ (4,303)

The Commerce Group, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(continued)


 8.	Disclosure of Statement of Financial Accounting Standards No. 131
- Disclosures about Segments of an Enterprise and Related
Information:


										Earnings
Before	Identifiable
								Revenue	  Income
Taxes 	   Assets
March 31, 1998
  Property and casualty insurance............   $212,106        $ 33,244
$1,748,716
  Real estate and commercial lending.........      1,287           1,287
84,920
  Corporate and other........................        880
(1,688)          12,744
     Consolidated............................   $214,273        $ 32,843
$1,846,380


March 31, 1997
  Property and casualty insurance............   $196,912        $ 20,525
$1,694,169
  Real estate and commercial lending.........      1,311           1,311
73,244
  Corporate and other........................        846
(1,428)          11,826
     Consolidated............................   $199,069        $ 20,408
$1,779,239


This basis of measurement utilized with the adoption of Statement No. 131 does not differ from prior disclosures of segment information as part of the Notes to Consolidated Financial Statements found in the Company's Annual Report.

The Commerce Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended March 31, 1998 compared to three months ended March 31, 1997

Direct premiums written during the first quarter of 1998, increased $4,175,000, or 1.7% to $248,303,000, as compared to the same period in 1997. The increase was primarily attributable to a $4,527,000, or 2.2% increase in direct premiums written for Massachusetts personal automobile insurance and a $478,000, or 4.7% increase to homeowners insurance offset by a $735,000 or 5.8% decrease in direct premiums written for commercial automobile insurance and by a net decrease of $95,000, or 0.9% in all other lines combined. The increase in Massachusetts personal automobile direct premiums written resulted primarily from a 2.2% increase in the number of physical damage exposures (Massachusetts automobile exposures written with liability coverage remained the same), coupled with average rate increases in the physical damage side of the business. The impact of this was partially offset by slight decreases in the average rates for liability exposures. These changes were also impacted by changes to the Company's safe driver deviations and group discounts. The combination of these factors resulted in a 2.1% increase in the average personal automobile premium per exposure (each vehicle insured). Despite the 1998 state mandated average rate decrease of 4.0%, the increase in the average personal automobile premium per exposure was primarily due to the fact that the rate decision does not anticipate purchases of new automobiles in the year in which the rate decision applies, the Company's mix of personal automobile business differs from that of the industry and the factors mentioned above. In February 1998, the Company was granted, for the 1998 calendar year, approval to offer its customers safe driver deviations of 15% for Step 9 (10% in 1997) and 4% for Step 10 (10% in
1997). Companies must re-apply annually, after the state sets rates, to offer safe driver deviations. The AAA group discount for 1998 policies was established at 6% (10% for 1997 policies). For drivers who qualify, both group discount and safe driver deviations can be combined for up to a 20.1% reduction from state mandated rates.

Net premiums written during the first quarter of 1998 increased $614,000 or 0.2% as compared to 1997. The increase in net premiums written was primarily due to changes in direct premiums written as described above, as well as to the effects of reinsurance. Written premiums assumed from the Commonwealth Automobile Reinsurers ("C.A.R.") decreased $3,630,000 or 12.1% and written premiums ceded to C.A.R. decreased $285,000, or 1.6% as compared to the first quarter of 1997, as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance.

Earned premiums increased $9,048,000, or 5.1% during the first quarter of 1998 as compared to the same period in 1997. Earned premiums assumed from C.A.R. decreased $10,000 or 0.1% and earned premiums ceded to C.A.R. decreased $1,276,000, or 7.2% as compared to the first quarter of 1997. Direct premiums earned for Massachusetts personal automobile insurance increased $8,082,000, or 5.4% compared to the same period in 1997. Commercial automobile insurance direct premiums earned decreased $670,000, or 6.9%, and homeowners direct premiums earned increased $610,000, or 4.7%, as compared to the first quarter of 1997. Earned premiums attributable to Western Pioneer decreased $166,000, or 2.4% to $6,711,000 for the three months ended March 31, 1998, compared to $6,877,000 for the same period in 1997.

The Commerce Group, Inc.

Net investment income increased $1,136,000 or 5.8%, compared to the first quarter of 1997 principally as a result of a 6.4% increase in average invested assets for the period. Net investment income as a percentage of total average investments was 6.7% in the first quarter of 1998 as compared to 6.8% during the same period in 1997. Net investment income after tax as a percentage of total average investments was 5.6% in the first quarter of 1998 as compared to 5.5% during the same period in 1997. As previously announced the Company is seeking greater flexibility to provide for enhanced potential future capital appreciation. The Company's strategy is to acquire equity investments, including potential acquisitions, which forego current investment yield in favor of potential higher yielding capital appreciation in the future. As a result, the Company is carrying approximately $203 million in cash and short-term investments which yield lower returns than its current long-term investment portfolio.

Premium finance and service fees increased $923,000 or 55.3% during the first quarter of 1998 as compared to the same period in 1997. The increase for the first quarter of 1998 versus 1997 was primarily attributable to a change from a "late payment" fee based system to an installment fee of $3.00 on each invoice following the down payment, for personal lines policies with January 1, 1998 or subsequent effective dates. Previously, for 1996 and 1997, the Company eliminated interest based finance fees on personal automobile insurance policies.

Net realized investment gains totaled $3,801,000 during the first quarter of 1998 as compared to net realized investment losses of $296,000 for the same period in 1997. A significant portion of the net realized investment gains were the result of a sale of 120,000 shares of stock of a major international insurance company resulting in net realized investment gain of $5,054,000. This realized investment gain was partially offset by realized investment losses in the sales of non-taxable bonds, preferred stocks and in the maturity of GNMA's.

Losses and loss adjustment expenses ("LAE") incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") decreased to 68.7% for the first quarter of 1998 as compared to 75.7% for the same period in 1997. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile decreased to 62.0% compared to 67.8% in the first quarter of 1997. Approximately one-third of the improvement in the loss ratio for the first quarter 1998 was due to better underwriting results from the first accident quarter. The remaining improvement was the result of increased loss redundancies from prior year reserves. The commercial automobile pure loss ratio increased to 49.5% compared to 48.5% during the first quarter of 1997. This increase was primarily due to adverse loss experience on business assumed from C.A.R. For homeowners, the pure loss ratio decreased to 14.7% compared to 60.2% during the first quarter of 1997. This decrease was due to extremely favorable weather conditions during the first quarter of 1998 as compared to normal weather conditions experienced during the same period in 1997, coupled with favorable development in the homeowners liability area.

The Commerce Group, Inc.

Policy acquisition costs increased by 20.4% during the first quarter of 1998 compared to the same period in 1997. As a percentage of net premiums written, underwriting expenses for the insurance companies (on a statutory basis) were 25.9% during the first quarter of 1998 as compared to 24.1% for the same period in 1997. This increase in policy acquisition costs was primarily impacted by more contingent commissions due to the improved loss ratio described earlier and higher computer services expense related to upgrading the Company's computer systems.

The Company's effective tax rate was 23.2% for the first quarter of 1998 as compared to 18.5% for the same period in 1997. The increase was primarily attributable to better underwriting results and net realized investment gains in 1998. In both years the effective tax rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest income and the corporate dividends deduction comprising a lesser percentage of net income before taxes and more realized gains during the first quarter of 1998 as compared to 1997.

Net earnings increased $8,597,000 during the first quarter of 1998 as compared to the same period in 1997, as a result of the factors mentioned above.


Liquidity and Capital Resources

The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page 3 and the Consolidated Statements of Cash Flows on pages 5 and 6. Stockholders' equity increased by $14,582,000 or 2.2%, during the first three months of 1998. This increase was the result of net earnings of $25,235,000, offset by a decrease in net unrealized gains, net of income taxes, on fixed maturities and equity securities of $1,282,000 and dividends paid to stockholders of $9,371,000. Total assets at March 31, 1998 increased by $91,627,000 or 5.2%, to $1,846,380,000 as compared to total assets of
$1,754,753,000 at December 31, 1997. The majority of this growth was reflected in an increase in invested assets of $48,412,000 or 3.9%, of $39,956,000 or 23.6% in premiums receivable, of $12,225,000, or 14.3% in deferred policy acquisition costs, offset by a decrease in all other assets of $8,966,000. The increase in premiums receivable was primarily attributable to the seasonality of the policy effective dates of the Company's business.

The Commerce Group, Inc.

As of March 31, 1998, the market value of the Company's fixed maturity portfolio exceeded its book value by $22,514,000 ($14,634,000 after taxes, or $0.41 per share). At December 31, 1997 the market value of the Company's fixed maturity portfolio exceeded its book value by $23,813,000 ($15,478,000 after taxes, or $0.43 per share). The market value of the Company's preferred stocks exceeded cost by $388,000 ($252,000 after taxes, or $0.01 per share). At December 31, 1997 the market value of preferred stocks exceeded cost by $364,000 ($237,000 after taxes, or $0.01 per share). The market value of the Company's common stocks exceeded cost by $17,021,000 ($11,064,000 after taxes, or $0.31 per share). At December 31, 1997 the market value of common stocks exceeded cost by $17,718,000 ($11,517,000 after taxes, or $0.32 per share). Unrealized gains remained relatively unchanged during the first quarter of 1998.

Preferred stocks increased $55,027,000 or 37.1% and common stocks (primarily composed of closed-end preferred stock mutual funds) increased $19,347,000 or 10.9%, during the first three months of 1998 primarily as a result of the Company's previously announced change in investment strategy. The Company's strategy is to acquire equity investments, including potential acquisitions, which forego current investment yield in favor of future potentially higher yielding capital appreciation. As a result, the Company is carrying approximately $203 million in cash and short-term investments which yield lower returns than its current long-term investment portfolio.

The Company's liabilities totalled $1,182,002,000, at March 31, 1998 as compared to $1,104,957,000 at December 31, 1997. The $77,045,000 or
7.0% increase was comprised of a decrease of $16,125,000 or 2.5% in loss and loss adjustment expenses, offset by an increase of $62,106,000 or 16.4% in unearned premiums, an increase of $5,924,000 or 42.7% in contingent commissions accrued, an increase of $21,223,000 or 184.5% in securities broker payables and a $3,917,000 or 7.8% increase in all other liabilities. The decrease in loss and loss adjustment expenses is attributed to higher loss redundancies from prior year reserves and the mild winter experienced during the first three months of 1998. The change in unearned premiums primarily resulted from the expected seasonality impact of policy effective dates previously mentioned.

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sales of investments as reflected in the Consolidated Statements of Cash Flows on pages 5 and 6. In November 1997, the Company received state regulatory approval to implement an installment fee of $3.00 on each invoice following the down payment, for personal lines policies with January 1, 1998 effective dates. Previously, for 1996 and 1997, the Company eliminated interest based finance fees on personal automobile insurance policies, utilizing instead a "late fee" system. The impact of this change through the first quarter of 1998 has resulted in a 55.3% increase in combined premium finance and service fees as compared to the same period in 1997.

The Commerce Group, Inc.

The Company's operating activities provided cash of $36,113,000 in the first three months of 1998 as compared to $13,972,000 in 1997. These cash flows were primarily impacted by the fact that while premiums collected increased 13.5% during the first three months of 1998, losses and LAE paid increased only 7.7% and policy acquisition costs paid decreased 1.9%. The increase in premiums was primarily the result of higher physical damage exposures written, coupled with average rate increases in the physical damage side of the business. The impact of this was partially offset by slight decreases in the average rates for liability exposures. Net losses and LAE paid, which includes the change in the losses and LAE liability, increased $10,230, primarily due to increased redundancies in the first quarter of 1998. Additionally, net loss payments in the direct personal automobile lines of business increased approximately 3.8% or $3,900,000. Broken down by coverage, net payments on personal automobile liability increased approximately 13.6% in 1998 and net payments on personal automobile physical damage decreased 9.6% in 1998, both versus 1997. Offsetting this, payments for other than automobile lines of business decreased approximately 40.3% or $3,708,000, compared to 1997. The decrease in physical damage and other than automobile loss payments were primarily the result of extremely favorable weather conditions experienced during the first three months of 1998 versus 1997. The increase in automobile liability loss payments was primarily attributable to two factors: increased payments for bodily injury claims and increased payments for property damage liability claims. Bodily injury payments were higher primarily due to increased business writings coupled with continued efforts in the claims department to accelerate the claims settlement process in an effort to reduce the overall cost of bodily injury claims in the long run, as well as to reduce the overall number of open bodily injury claims.

The net cash flows used in investing activities were primarily the result of purchases of equity securities offset by a net increase in short-term investments and by proceeds from the sale and maturity of fixed maturities and equity securities. Investing activities were funded by accumulated cash and cash provided by operating activities during 1998 and 1997.

Cash flows used in financing activities totaled $9,371,000 during the first three months of 1998 compared to $9,498,000 during the same period in 1997. The 1998 cash flows used in financing activities consisted exclusively of dividends paid to stockholders. The 1997 cash flows used in financing activities consisted of $9,011,000 in dividends paid to stockholders and $487,000 used to purchase 20,000 shares of Treasury Stock under the Company's stock buyback program. There have been no Treasury Stock purchases in 1998.

The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. At March 31, 1998, the Company held cash and cash equivalents of approximately $86,040,000. These funds, coupled with short-term investments of $116,949,000, provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company also relies upon dividends from its subsidiaries for its cash requirements.

The Commerce Group, Inc.

Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns and matching of asset and liability cash flows, to optimize tax planning and to realize gains. This practice will continue in the future.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net written premiums to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's statutory premiums to surplus ratio was 1.55 to 1.00 and 1.73 to 1.00 for the twelve months ended March 31, 1998 and 1997, respectively.

The Company's long-term growth objective is to expand its writings outside of Massachusetts. In continued pursuit of this objective, the Company became licensed in the states of Connecticut and Rhode Island during 1996 and in the states of Vermont and New Hampshire in 1997. License approval in the state of Maine was received in February 1998. Concurrent with the filings submitted for these licenses, the Company entered into an agreement with Policy Management Services Corporation ("PMSC") and purchased software which allows for the development of internal operating systems which will enable the Company to process policies in states outside of Massachusetts. To facilitate this development and, at the same time, address the year 2000 processing issue facing computer system users, the Company established the Team 2000 and Century Change projects which are corporate-wide efforts to prepare the Company's systems for the next millennium. These projects involve internal staff costs as well as consulting expenses to prepare the systems for the year 2000. Costs to date for the Century Change project have been approximately $2.4 million ($1.1 of which relate to 1998). Administration, programming, testing and implementation of system applications related to Century Change are expected to cost an additional $6.0 million over the next 21 months. Approximately $4.4 million is expected to be expensed during 1998 with the remainder through the end of 1999.

The Company is utilizing both internal and external resources on the Century Change Project. The Company has a formal plan to address the Century Change issue and is progressing in accordance with that plan. Programming changes dealing with policy issuance and maintenance of same are expected to be completed by year-end 1998. Other internal changes are scheduled to be completed in accordance with specified delivery dates as outlined in the plan. The Company's plan has been designed to, and is proceeding so as to, avoid any adverse business production issues.

The Company has reviewed the Century Change status of vendors who perform outside processing for the Company or whose software the Company uses for internal processing. This review has determined that the related software used by or provided by these vendors either is currently century ready or will be ready without any adverse impact on the Company.

The Commerce Group, Inc.

Upon completion of the Century Change project, the Company expects to focus its efforts on the Team 2000 project which will eventually replace the Company's existing internal computer systems for Massachusetts business utilizing software purchased from PMSC. Costs to date for the Team 2000 effort have been approximately $34.5 million. Costs applicable to 1998 have been approximately $5.9 million, of which $5.8 million have been expensed during the year. Total Team 2000 project costs over the next 5 to 7 years have been estimated at approximately $60.0 million. Funds expended to date include the purchase of a main frame computer, license fees and the costs associated with programming, implementation and training. Systems enabling the Company to process policies in Rhode Island have been in place since January 1998. Since that time, the Company has begun writing insurance in Rhode Island on a limited basis. Other states will be brought on-line in the future.

The Company continues to monitor acquisition opportunities consistent with a long term growth strategy to expand outside Massachusetts through acquisitions of smaller automobile insurance companies that are in need of capital, have established management in place and present significant growth opportunities in their market areas.

The Company began a stock buyback program during the second quarter of 1995. The program, which was approved by the Board of Directors on May 19, 1995, authorizes the Company to purchase up to 3 million shares of Treasury Stock. Since the inception of the program through March 31, 1998, the Company has purchased 1,957,348 shares of Treasury Stock, none of which were purchased during the first three months of 1998. Additionally, the Company's Employee Stock Ownership Plan has purchased more than 699,000 shares in open market transactions since the buyback program was announced, of which 90,000 shares were purchased during the first three months of 1998 for $3,017,000.

On March 20, 1998, the Company paid a quarterly dividend of $0.26 to stockholders of record as of March 6, 1998. The Company increased its quarterly dividend to stockholders from $0.25 to $0.26 during the second quarter of 1997.

The Commerce Group, Inc.

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

The Commerce Group, Inc.


PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)	Form 8-K - none filed during the first quarter of 1998.



















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



                                                             THE
COMMERCE GROUP, INC.




                                           RANDALL V. BECKER
                                           Randall V. Becker
                                Treasurer and Chief Accounting Officer

The Commerce Group, Inc.


PART II - OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)	Form 8-K - none filed during the first quarter of 1998.


















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