Form 10-Q
period 1998-06-30
COMMERCE GROUP INC /MA
filed 1998-08-13
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended June 30, 1998        Commission File Number 0-16882



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

As of August 1, 1998, the number of shares outstanding of the registrant's common stock (excluding Treasury Shares) was
36,042,652

The Commerce Group, Inc.



Table of Contents


                                                               Page No.
Part I - Financial Information

Consolidated Balance Sheets at
    June 30, 1998  (Unaudited) and December 31,
1997...................................................         3

Consolidated Statements of Earnings for the
    Three and Six Months Ended June 30, 1998 and 1997
(Unaudited).............................         4

Consolidated Statements of Cash Flows for the
    Six Months Ended June 30, 1998 and 1997
(Unaudited).............................................         5

Consolidated Statements of Cash Flows - Reconciliation of Net Earnings
to Net Cash
    Provided by Operating Activities for the Six Months Ended June 30,
1998
    and 1997
(Unaudited).............................................................
 ...................................         6

Notes to Unaudited Consolidated Financial
Statements....................................................         7

Management's Discussion and
Analysis................................................................
 ..........       11



Part II - Other Information

Item 4
    Results of Votes of Security
Holders.................................................................
 ..........       23


Item 6
    Exhibits and Reports on Form 8-
K.......................................................................
 ......       24

Signature
 ........................................................................
 ..............................................       24


- 2 -
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)



June 30,     December 31,

1998           1997

(Unaudited)
                                                           ASSETS
    Investments:
      Fixed maturities, at market (cost:  $625,574 in 1998 and $566,784
in 1997).......................   $  645,295    $  590,597
      Preferred stocks, at market (cost:  $196,258 in 1998 and $148,135
in 1997).......................      195,413       148,499
      Common stocks, at market (cost:  $205,471 in 1998 and $160,371 in
1997)..........................      221,356       178,089
      Mortgage loans on real estate and collateral notes receivable
(less allowance for possible loan
        losses of $2,495 in 1998 and $2,812 in
1997)...................................................       73,887
82,839
      Short-term
investments.............................................................
 ..............       48,117       132,700
      Cash and cash
equivalents.............................................................
 ...........       71,116       106,188
      Other investments (cost:  $5,891 in 1998 and $3,783 in
1997).....................................        6,266         3,783
          Total
investments.............................................................
 ...............    1,261,450     1,242,695

    Accrued investment
income..................................................................
 ........       13,529        12,237
    Premiums receivable (less allowance for doubtful receivables of
$1,451 in 1998 and 1997)...........      205,497       169,469
    Deferred policy acquisition
costs..................................................................
95,414        85,264
    Property and equipment, net of accumulated
depreciation............................................       36,505
36,280
    Residual market receivable
      Losses and loss adjustment
expenses..............................................................
117,595       129,137
      Unearned
premiums................................................................
 ................       44,429        51,662
    Due from
reinsurers..............................................................
 ..................       17,487        18,170
    Current income
taxes...................................................................
 ............          318           -
    Other
assets..................................................................
 .....................       10,372         9,839

          Total
assets..................................................................
 ...............   $1,802,596    $1,754,753


                                            LIABILITIES AND
STOCKHOLDERS' EQUITY
    Liabilities
      Losses and loss adjustment
expenses..............................................................
$  618,920    $  649,473
      Unearned
premiums................................................................
 ................      439,459       379,599
      Current income
taxes...................................................................
 ..........          -           2,656
      Deferred income
taxes...................................................................
 .........       10,409        13,443
      Deferred
income..................................................................
 ................        7,204         7,271
      Contingent commissions
accrued.................................................................
 ..       14,588        13,861
      Payable for securities
purchased...............................................................
 ..       15,342        11,500
      Other liabilities and accrued
expenses...........................................................
25,555        27,154

          Total
liabilities.............................................................
 ...............    1,131,477     1,104,957


    Stockholders' equity
      Preferred stock, authorized 5,000,000 shares at $1.00 par value;
none issued in 1998 and 1997....          -             -
      Common stock, authorized 100,000,000 shares at $.50 par value;
        issued and outstanding 38,000,000 shares in 1998 and
1997......................................       19,000        19,000
      Paid-in
capital.................................................................
 .................       29,621        29,621
      Net unrealized gains on fixed maturities, stocks, and other investments net of income taxes of
        $12,298 in 1998 and $14,663 in
1997............................................................
22,838        27,232
      Retained
earnings................................................................
 ................      638,347       612,630

709,806       688,483
       Treasury stock 1,957,348 shares in 1998 and
1997................................................      (38,687)
(38,687)

          Total stockholders'
equity..................................................................
 .      671,119       649,796

          Total liabilities and stockholders'
equity...................................................   $1,802,596
$1,754,753


The accompanying notes are an integral part of these consolidated financial statements.

- 3 -
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Six Month Ended June 30, 1998 and 1997
(Thousands of Dollars Except Share and Per Share Data)
(Unaudited)



Three Months Ended               Six Months Ended

June 30,                       June 30,


1998          1997              1998          1997
    Revenues
      Direct premiums written.........................................
$  195,831    $  186,339        $  444,134    $  430,467
      Assumed premiums................................................
18,437        10,496            44,931        40,620
      Ceded premiums..................................................
(26,142)      (27,019)          (50,386)      (51,332)
        Net premiums written..........................................
188,126       169,816           438,679       419,755

      (Increase) decrease in unearned premiums........................
3,513        12,309           (59,989)      (59,627)
      Earned premiums ................................................
191,639       182,125           378,690       360,128

      Net investment income...........................................
21,274        19,492            42,104        39,186
      Premium finance and service fees................................
3,314         1,728             5,905         3,396
      Net realized investment gains...................................
1,282         2,216             5,083         1,920


               Total revenues.........................................
217,509       205,561           431,782       404,630

    Expenses
      Losses and loss adjustment expenses.............................
137,302       136,485           266,528       271,796
      Policy acquisition costs........................................
56,494        44,270           108,698        87,620


               Total expenses.........................................
193,796       180,755           375,226       359,416



               Earnings before income taxes...........................
23,713        24,806            56,556        45,214

    Income taxes......................................................
4,128         4,835            11,736         8,605

               NET EARNINGS...........................................
$   19,585    $   19,971        $   44,820    $   36,609


               COMPREHENSIVE INCOME...................................
$   16,473    $   30,028        $   40,426    $   42,363

               BASIC AND DILUTED NET EARNINGS PER COMMON SHARE........
$     0.54    $     0.56        $     1.24    $     1.02

               CASH DIVIDENDS PAID PER COMMON SHARE...................
$     0.27    $     0.26        $     0.53    $     0.51

               WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...
36,042,652    36,042,652        36,042,652    36,046,740












The accompanying notes are an integral part of these consolidated financial statements.


- 4 -
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1998 and 1997
(Thousands of Dollars)
(Unaudited)

1998		  1997
    Cash flows from operating activities:
      Premiums
collected...............................................................
 .            $410,749         $363,684
      Net investment
income.............................................................
40,812           39,981
      Premium finance and service
fees..................................................
5,905            3,396
      Losses and loss adjustment expenses
paid..........................................            (286,054)
(259,757)
      Policy acquisition costs
paid.....................................................
(117,963)        (113,816)
      Federal income tax
payments.......................................................
(15,378)          (9,563)

               Net cash provided by operating
activities................................              38,071
23,925

    Cash flows from investing activities:
      Proceeds from  maturity of fixed
maturities.......................................              33,959
78,201
      Proceeds from sale of fixed
maturities............................................
18,229           39,094
      Proceeds from sale of equity
securities...........................................
52,641           46,502
      Purchase of fixed
maturities......................................................
(98,128)         (84,783)
      Purchase of equity
securities.....................................................
(138,399)         (93,091)
      Purchase of other
investments.....................................................
(2,029)             -
      Net decrease in short-term
investments............................................
73,083              -
      Payments received on mortgage loans and collateral notes
receivable...............              16,870            4,796
      Mortgage loans and collateral notes
originated....................................              (7,748)
(2,773)
      Purchase of property and
equipment................................................
(2,650)          (3,915)
      Other proceeds from investing
activities..........................................                 132
198

               Net cash used in investing
activities....................................             (54,040)
(15,771)


    Cash flows from financing activities:
      Dividends paid to
stockholders....................................................
(19,103)         (18,382)
      Purchase of treasury
stock........................................................
-               (487)

               Net cash used in financing
activities....................................             (19,103)
(18,869)



    Decrease in cash and cash
equivalents...............................................
(35,072)         (10,715)
    Cash and cash equivalents at beginning of
period....................................             106,188
140,535

               Cash and cash equivalents at end of
period...............................            $ 71,116
$129,820












The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Reconciliation of Net Earnings to Net Cash Provided by Operating
Activities
Six Months Ended June 30, 1998 and 1997
(Thousands of Dollars)
(Unaudited)

1998		  1997
    Cash flows from operating activities:
      Net
Earnings................................................................
 ..........        $ 44,820         $ 36,609
      Adjustments to reconcile net earnings to net cash provided by operating activities:
        Premiums
receivable..............................................................
 ...         (36,028)         (52,808)
        Deferred policy acquisition
costs...................................................
(10,150)         (11,358)
        Residual market
receivable..........................................................
18,775            1,649
        Due to/from
reinsurers..............................................................
683            2,956
        Losses and loss adjustment
expenses.................................................
(30,553)           5,888
        Unearned
premiums................................................................
 ...          59,860           58,421
        Current income
taxes................................................................
(2,974)          (2,792)
        Deferred income
taxes...............................................................
(668)           1,834
        Deferred
income..................................................................
 ...             (67)            (243)
        Contingent
commissions.............................................................
 .             727          (14,020)
        Other assets, liabilities and accrued
expenses......................................          (2,132)
(3,754)
        Net realized investment
gains.......................................................
(5,083)          (1,920)
        Other -
net.....................................................................
 ....             861            3,463

               Net cash provided by operating
activities....................................        $ 38,071         $
23,925





































The accompanying notes are an integral part of these consolidated financial statements.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and Other
Information)




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

 5.	Neither the results for the six months ended June 30, 1998 nor comparison with the corresponding six months ended June 30, 1997 should be considered indicative of the results which may be expected for the year ending December 31, 1998.

 6.	In May 1995, the Board of Directors announced that it had approved a stock buyback program of up to 3 million shares. As of June 30, 1998, 1,957,348 shares of Treasury Stock were purchased under the program. No shares have been purchased in 1998.

 7.	In May 1998 the Board of Directors voted to increase its quarterly stockholder dividend from $0.26 per share to $0.27 per share.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 (Thousands of Dollars Except Share, Per Share Data, Ratios and Other
Information)
(continued)




8.	Disclosure of Statement of Financial Accounting Standards No. 130
- Reporting Comprehensive Income:


											Six
Months Ended

June 30,
											 1998
	  1997
		Other comprehensive income, net of tax:
		  Change in unrealized gains (losses),
	    net of income taxes (benefits) of ($427) in
	    1998 and $3,831 in 1997......................   $
(793)    $  7,114
		  Reclassification adjustment, net of
	    income tax benefits of ($1,939) in 1998
	    and ($732) in 1997...........................
(3,601)      (1,360)
		Other comprehensive income.......................   $
(4,394)    $  5,754

											Three
Months Ended

June 30,
											 1998
	  1997
		Other comprehensive income, net of tax:
		  Change in unrealized gains (losses),
	    net of income taxes (benefits) of ($1,284)
	    in 1998 and $5,878 in 1997...................   $
(2,384)    $ 10,917
		  Reclassification adjustment, net of
	    income tax benefits of ($392) in 1998
	    and ($463) in 1997.. ........................
(728)        (860)
		Other comprehensive income.......................   $
(3,112)    $ 10,057

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 (Thousands of Dollars Except Share, Per Share Data, Ratios and Other
Information)
(continued)



 9.	Disclosure of Statement of Financial Accounting Standards No. 131
- Disclosures about Segments of an Enterprise and Related
Information:

										Earnings
Before	Identifiable
								Revenue	  Income
Taxes 	   Assets
Six Months Ended June 30, 1998
  Property and casualty insurance............   $427,488        $ 57,956
$1,714,665
  Real estate and commercial lending.........      2,534           2,534
74,505
  Corporate and other........................      1,760
(3,934)          13,426
     Consolidated............................   $431,782        $ 56,556
$1,802,596

Six Months Ended June 30, 1997
  Property and casualty insurance............   $400,550        $ 44,016
$1,673,825
  Real estate and commercial lending.........      2,401           2,401
72,400
  Corporate and other........................      1,679
(1,203)           8,730
     Consolidated............................   $404,630        $ 45,214
$1,754,955


										Earnings
Before	Identifiable
								Revenue	  Income
Taxes 	   Assets

Three Months Ended June 30, 1998

  Property and casualty insurance............   $215,382        $ 24,712
$1,714,665
  Real estate and commercial lending.........      1,247           1,247
74,505
  Corporate and other........................        880
(2,246)          13,426
     Consolidated............................   $217,509        $ 23,713
$1,802,596

Three Months Ended June 30, 1997
  Property and casualty insurance............   $203,638        $ 23,491
$1,673,825
  Real estate and commercial lending.........      1,090           1,090
72,400
  Corporate and other........................        833             225
8,730
     Consolidated............................   $205,561        $ 24,806
$1,754,955

This basis of measurement utilized with the adoption of Statement No. 131 does not differ from prior disclosures of segment information as part of the Notes to Consolidated Financial Statements found in the Company's Annual Report.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and Other
Information)
(continued)

10.	Disclosure of Supplemental Information:

										     June
30,
									      1998
1997
OTHER BALANCE SHEET INFORMATION:
  Fixed maturities, at cost..........................   $ 625,574    $
667,706
  Statutory surplus..................................   $ 499,549    $
453,691

OTHER INFORMATION:
  Massachusetts policies in force
    Private passenger automobile.....................     603,813
579,612
    Homeowners.......................................     118,753
114,264
    Commercial automobile............................      14,756
14,781

									    Three Months
Ended
										    June 30,
									      1998
1997
OTHER EARNINGS STATEMENT INFORMATION:
  Premiums earned
    Private passenger automobile.....................   $ 172,392    $
163,444
    Homeowners.......................................   $   7,955    $
7,323
    Commercial automobile............................   $   8,816    $
8,946
  Net investment income, after tax...................   $  17,720    $
16,018

  Pure loss ratios
    Private passenger automobile.....................        62.1%
65.9%
    Homeowners.......................................        48.1%
62.3%
    Commercial automobile............................        53.7%
58.3%

  Massachusetts private passenger automobile
   exposures written.................................     189,422
182,690

  Massachusetts private passenger automobile
    premiums written.................................   $ 158,785    $
149,287

									       Six Months
Ended
										     June
30,
									      1998
1997
  Premiums earned
    Private passenger automobile.....................   $ 338,806    $
320,057
    Homeowners.......................................   $  15,549    $
14,736
    Commercial automobile............................   $  19,421    $
20,474
  Net investment income, after tax...................   $  34,873    $
31,949

  Pure loss ratios
    Private passenger automobile.....................        62.0%
66.9%
    Homeowners.......................................        31.8%
61.3%
    Commercial automobile............................        51.4%
52.8%

  Massachusetts private passenger automobile
    exposures written................................     470,529
463,865

  Massachusetts private passenger automobile
    premiums written.................................   $ 372,376    $
358,484

The Commerce Group, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended June 30, 1998 compared to three months ended June 30, 1997

Direct premiums written during the second quarter of 1998, increased $9,492,000, or 5.1% to $195,831,000, as compared to the same period in 1997. The increase was primarily attributable to a $9,923,000, or 6.5% increase in direct premiums written for Massachusetts personal automobile insurance, a $878,000, or 6.4% increase to homeowners insurance and a $167,000 or 1.9% increase in direct premiums written for commercial automobile insurance offset by a net decrease of $1,476,000 or 13.3% in all other lines combined. The increase in Massachusetts personal automobile direct premiums written resulted primarily from a 6.7% increase in the number of physical damage exposures (Massachusetts automobile exposures written with liability coverage increased 3.7%), coupled with average rate increases in the physical damage side of the business. The impact of this was partially offset by slight decreases in the average rates for liability exposures. These changes were also impacted by changes to the Company's safe driver deviations and group discounts which were effective at the beginning of 1998. The combination of these factors resulted in a 2.6% increase in the average personal automobile premium per exposure (each vehicle insured).
Despite the 1998 state mandated average rate decrease of 4.0%, the increase in the average personal automobile premium per exposure was primarily due to the fact that the rate decision does not anticipate purchases of new automobiles in the year in which the rate decision applies, the Company's mix of personal automobile business differs from that of the industry and the factors mentioned above. In February 1998, the Company was granted, for the 1998 calendar year, approval to offer its customers safe driver deviations of 15% for Step 9 (10% in 1997) and 4% for Step 10 (10% in 1997). Companies must re-apply annually, after the state sets rates, to offer safe driver deviations. The AAA group discount for 1998 policies was established at 6% (10% for 1997 policies). For drivers who qualify, both group discount and safe driver deviations can be combined for up to a 20.1% reduction from state mandated rates.

Net premiums written during the second quarter of 1998 increased $18,310,000 or 10.8% as compared to the second quarter of 1997. The increase in net premiums written was primarily due to changes in direct premiums written as described above, as well as to the effects of reinsurance. Written premiums assumed from the Commonwealth Automobile Reinsurers ("C.A.R.") increased $7,941,000 or 75.7% and written premiums ceded to C.A.R. decreased $815,000, or 4.3% as compared to the second quarter of 1997, as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance.

Earned premiums increased $9,514,000, or 5.2% during the second quarter of 1998 as compared to the same period in 1997. Earned premiums assumed from C.A.R. increased $472,000 or 2.0% and earned premiums ceded to C.A.R. decreased $924,000, or 7.2% as compared to the second quarter of 1997. Direct premiums earned for Massachusetts personal automobile insurance increased $8,328,000, or 5.5% compared to the same period in 1997. Commercial automobile insurance direct premiums earned decreased $447,000, or 4.7%, and homeowners direct premiums earned increased $728,000, or 5.6%, as compared to the second quarter of 1997.

The Commerce Group, Inc. and Subsidiaries

Net investment income increased $1,782,000 or 9.1%, compared to the second quarter of 1997 principally as a result of a 6.9% increase in average invested assets for the period. Net investment income as a percentage of total average investments was 6.9% in the second quarter of 1998 as compared to 6.7% during the same period in 1997. Net investment income after tax as a percentage of total average investments was 5.7% in the second quarter of 1998 as compared to 5.5% during the same period in 1997. As previously announced the Company is seeking greater flexibility to provide for enhanced potential future capital appreciation. The Company's strategy is to acquire equity investments, including potential acquisitions, which forego current investment yield in favor of potential higher yielding capital appreciation in the future. As a result, the Company is carrying approximately $119 million in cash and short-term investments which yield lower returns than its current long-term investment portfolio.

Premium finance and service fees increased $1,586,000 or 92.0% during the second quarter of 1998 as compared to the same period in 1997. The increase for the second quarter of 1998 versus 1997 was primarily attributable to a change from a "late payment" fee based system to an installment fee of $3.00 on each invoice following the down payment, for personal lines policies with January 1, 1998 or subsequent effective dates. Previously, for 1996 and 1997, the Company eliminated interest based finance fees on personal automobile insurance policies.

Net realized investment gains totaled $1,282,000 during the second quarter of 1998 as compared to net realized investment gains $2,216,000 for the same period in 1997. A significant portion of the net realized investment gains during the second quarter of 1998 was the result of a sale of common stock of an energy company resulting in net realized investment gain of $1,886,000. This realized investment gain was partially offset by realized investment losses in the sales of non-taxable bonds, preferred stocks and in the maturity of GNMA's.

The Commerce Group, Inc. and Subsidiaries

Losses and loss adjustment expenses ("LAE") incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") decreased to 71.1% for the second quarter of 1998 as compared to 75.1% for the same period in 1997. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile decreased to 62.1% compared to 65.9% in the second quarter of 1997. The improvement in the loss ratio was primarily due to better underwriting results during the current period, offset by less favorable loss development from the residual market. The commercial automobile pure loss ratio decreased to 53.7% compared to 58.3% during the second quarter of 1997. This decrease was primarily due to favorable underwriting results, as mentioned above. For homeowners, the pure loss ratio decreased to 48.1% compared to 62.3% during the second quarter of 1997. This decrease was due to more favorable weather conditions during the second quarter of 1998 as compared to the same period in 1997, coupled with favorable development in the homeowners liability area. Additionally, total expenses related to the Company's management incentive compensation plan included in losses and loss adjustment expenses were $2,328,000 higher in the second quarter of 1998 as compared to the same period in 1997. Of this increase, approximately $707,000 was absorbed by the insurance companies with the remainder incurred as a corporate expense. The increase was primarily driven by increases in the market price of the Company's common stock which a significant portion of the management incentive compensation plan is comprised.

Policy acquisition costs increased by 27.6% during the second quarter of 1998 compared to the same period in 1997. As a percentage of net premiums written, underwriting expenses for the insurance companies (on a statutory basis) were 27.7% during the second quarter of 1998 as compared to 22.7% for the same period in 1997. This increase in policy acquisition costs was primarily impacted by higher contingent commission accruals due to the improved loss ratio described earlier and higher computer services expense related to upgrading the Company's computer systems. Additionally, total expenses related to the Company's management incentive compensation plan included in policy acquisition costs were $2,019,000 higher in the second quarter of 1998 as compared to the same period in 1997. Of this increase, approximately $694,000 was absorbed by the insurance companies with the remainder incurred as a corporate expense. The increase was primarily driven by increases in the market price of the Company's common stock which a significant portion of the management incentive compensation plan is comprised.

The Company's effective tax rate was 17.4% for the second quarter of 1998 as compared to 19.5% for the same period in 1997. In both years the effective tax rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest income and the corporate dividends deduction. The lower effective tax rate for the second quarter of 1998 was the result of the tax exempt interest and the dividends received deduction comprising a greater portion of net earnings before taxes.

Net earnings decreased $386,000 during the second quarter of 1998 as compared to the same period in 1997, as a result of the factors mentioned above.

The Commerce Group, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS

Six months ended June 30, 1998 compared to six months ended June 30, 1997

Direct premiums written during the first six months of 1998, increased $13,667,000, or 3.2% to $444,134,000, as compared to the same period in 1997. The increase was primarily attributable to a $14,450,000, or 4.0% increase in direct premiums written for Massachusetts personal automobile insurance and a $1,356,000, or 5.7% increase to homeowners insurance offset by a $568,000 or 2.7% decrease in direct premiums written for commercial automobile insurance and by a net decrease of $1,571,000, or 7.2% in all other lines combined. The increase in Massachusetts personal automobile direct premiums written resulted primarily from a 3.9% increase in the number of physical damage exposures (Massachusetts automobile exposures written with liability coverage increased 1.4%), coupled with average rate increases in the physical damage side of the business. The impact of this was partially offset by slight decreases in the average rates for liability exposures. These changes were also impacted by changes to the Company's safe driver deviations and group discounts. The combination of these factors resulted in a 2.4% increase in the average personal automobile premium per exposure (each vehicle insured). Despite the 1998 state mandated average rate decrease of 4.0%, the increase in the average personal automobile premium per exposure was primarily due to the fact that the rate decision does not anticipate purchases of new automobiles in the year in which the rate decision applies, the Company's mix of personal automobile business differs from that of the industry and the factors mentioned above. In February 1998, the Company was granted, for the 1998 calendar year, approval to offer its customers safe driver deviations of 15% for Step 9 (10% in 1997) and 4% for Step 10 (10% in
1997). Companies must re-apply annually, after the state sets rates, to offer safe driver deviations. The AAA group discount for 1998 policies was established at 6% (10% for 1997 policies). For drivers who qualify, both group discount and safe driver deviations can be combined for up to a 20.1% reduction from state mandated rates.

Net premiums written during the first six months of 1998 increased $18,924,000 or 4.5% as compared to 1997. The increase in net premiums written was primarily due to changes in direct premiums written as described above, as well as to the effects of reinsurance. Written premiums assumed from the Commonwealth Automobile Reinsurers ("C.A.R.") increased $4,311,000 or 10.6% and written premiums ceded to C.A.R. decreased $1,100,000, or 3.0% as compared to the first six months of 1997, as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance.

The Commerce Group, Inc. and Subsidiaries

Earned premiums increased $18,562,000, or 5.2% during the first six months of 1998 as compared to the same period in 1997. Earned premiums assumed from C.A.R. increased $462,000 or 1.1% and earned premiums ceded to C.A.R. decreased $2,200,000, or 6.3% as compared to the same period in 1997. Direct premiums earned for Massachusetts personal automobile insurance increased $16,410,000, or 5.5% compared to the same period in 1997. Commercial automobile insurance direct premiums earned decreased $1,117,000, or 5.8%, homeowners direct premiums earned increased $1,338,000, or 5.1%, and as compared to the same period in 1997.

Net investment income increased $2,918,000 or 7.4%, compared to the first six months of 1997 principally as a result of a 6.8% increase in average invested assets for the period. Net investment income as a percentage of total average investments was 6.7% in both the first six months of 1998 and 1997. Net investment income after tax as a percentage of total average investments was 5.6% in the first six months of 1998 as compared to 5.5% during the same period in 1997. As previously announced the Company is seeking greater flexibility to provide for enhanced potential future capital appreciation. The Company's strategy is to acquire equity investments, including potential acquisitions, which forego current investment yield in favor of potential higher yielding capital appreciation in the future. As a result, the Company is carrying approximately $119 million in cash and short-term investments which yield lower returns than its current long-term investment portfolio.

Premium finance and service fees increased $2,509,000 or 73.9% during the first six months of 1998 as compared to the same period in 1997.
The increase for the first six months of 1998 versus 1997 was primarily attributable to a change from a "late payment" fee based system to an installment fee of $3.00 on each invoice following the down payment, for personal lines policies with January 1, 1998 or subsequent effective dates. Previously, for 1996 and 1997, the Company eliminated interest based finance fees on personal automobile insurance policies.

Net realized investment gains totaled $5,083,000 during the first six months of 1998 as compared to net realized investment gains of $1,920,000 for the same period in 1997. A significant portion of the net realized investment gains were the result of sales of common stocks resulting in net realized investment gain of $6,940,000. These realized investment gains were partially offset by realized investment losses in the sales of non-taxable bonds, preferred stocks and in the maturity of GNMA's.

The Commerce Group, Inc. and Subsidiaries

Losses and loss adjustment expenses ("LAE") incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") decreased to 69.9% for the first six months of 1998 as compared to 75.4% for the same period in 1997. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile decreased to 62.0% compared to 66.9% in the first six months of 1997. The improvement in the loss ratio for the first six months of 1998 was due to better current accident year underwriting results and similar favorable loss development for prior accident years. The commercial automobile pure loss ratio decreased to 51.4% compared to 52.8% during the first six months of 1997. This decrease was primarily due to favorable loss development. For homeowners, the pure loss ratio decreased to 31.8% compared to 61.3% during the first six months of 1997. This decrease was due to favorable weather conditions during the first six months of 1998 as compared to normal weather conditions experienced during the same period in 1997, coupled with favorable development in the homeowners liability area. Additionally, total expenses related to the Company's management incentive plan included in losses and loss adjustment expenses were $2,680,000 higher in the second quarter of 1998 as opposed to the same period in 1997. Of this increase approximately $744,000 was absorbed by the insurance companies with the remainder incurred as a corporate expense. The increase was primarily driven by increases in the market price of the Company's common stock which a significant portion of the management incentive compensation plan is comprised.

Policy acquisition costs increased by 24.1% during the first six months of 1998 compared to the same period in 1997. As a percentage of net premiums written, underwriting expenses for the insurance companies (on a statutory basis) were 26.7% during the first six months of 1998 as compared to 23.5% for the same period in 1997. This increase in policy acquisition costs was primarily impacted by higher contingent commission accruals due to the improved loss ratio described earlier and higher computer services expense related to upgrading the Company's computer systems. Additionally, total expenses related to the Company's management incentive plan included in policy acquisition costs were $2,313,000 higher in the second quarter of 1998 as opposed to the same period in 1997. Of this increase approximately $730,000 was absorbed by the insurance companies with the remainder incurred as a corporate expense. The increase was primarily driven by increases in the market price of the Company's common stock which a significant portion of the management incentive compensation plan is comprised.

The Company's effective tax rate was 20.8% for the first six months of 1998 as compared to 19.0% for the same period in 1997. The increase was primarily attributable to better underwriting results and net realized investment gains in 1998 both of which are taxed at the 35% rate. In both years the effective tax rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest income and the corporate dividends deduction.

Net earnings increased $8,211,000 during the first six months of 1998 as compared to the same period in 1997, as a result of the factors mentioned above.

The Commerce Group, Inc. and Subsidiaries

Liquidity and Capital Resources

The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page 3 and the Consolidated Statements of Cash Flows on pages 5 and 6. Stockholders' equity increased by $21,323,000 or 3.3%, during the first six months of 1998. This increase was the result of net earnings of $44,820,000, offset by a decrease in net unrealized gains, net of income taxes, on fixed maturities, equity securities and other investments of $4,394,000 and dividends paid to stockholders of $19,103,000. Total assets at June 30, 1998 increased by $47,843,000 or 2.7%, to $1,802,596,000 as compared to total assets of
$1,754,753,000 at December 31, 1997. The majority of this growth was reflected in an increase in invested assets of $18,755,000 or 1.5%, of $36,028,000 or 21.3% in premiums receivable, of $10,150,000, or 11.9% in deferred policy acquisition costs, offset by a decrease in all other assets of $17,090,000 or 6.6%. The increase in premiums receivable was primarily attributable to the seasonality of the policy effective dates of the Company's business.

As of June 30, 1998, the market value of the Company's fixed maturity portfolio exceeded its book value by $19,721,000 ($12,819,000 after taxes, or $0.36 per share). At December 31, 1997 the market value of the Company's fixed maturity portfolio exceeded its book value by $23,813,000 ($15,478,000 after taxes, or $0.43 per share). The cost of the Company's preferred stocks exceeded market value by $845,000 ($549,000 after taxes, or $0.02 per share). At December 31, 1997 the market value of preferred stocks exceeded cost by $364,000 ($237,000 after taxes, or $0.01 per share). At June 30, 1998 the market value of the Company's common stocks exceeded cost by $15,885,000 ($10,325,000 after taxes, or $0.29 per share). At December 31, 1997 the market value of common stocks exceeded cost by $17,718,000 ($11,517,000 after taxes, or $0.32 per share).

Preferred stocks increased $46,914,000 or 31.6% and common stocks (primarily composed of closed-end preferred stock mutual funds) increased $43,267,000 or 24.3%, during the first six months of 1998 primarily as a result of the Company's previously announced change in investment strategy. The Company's strategy is to acquire equity investments, including potential acquisitions, which forego current investment yield in favor of future potentially higher yielding capital appreciation. As a result, the Company is carrying approximately $119 million in cash and short-term investments which yield lower returns than its current long-term investment portfolio.

The Commerce Group, Inc. and Subsidiaries

The Company's liabilities totalled $1,131,477,000, at June 30, 1998 as compared to $1,104,957,000 at December 31, 1997. The $26,520,000 or
2.4% increase was comprised of a decrease of $30,553,000 or 4.7% in loss and loss adjustment expenses, offset by an increase of $59,860,000 or 15.8% in unearned premiums, an increase of $727,000 or 5.2% in contingent commissions accrued, an increase of $3,842,000 or 33.4% in securities broker payables and a $7,356,000 or 14.6% decrease in all other liabilities. The decrease in loss and loss adjustment expenses is attributed primarily to the milder weather experienced during the first six months of 1998, coupled with lower losses ceded to C.A.R. and higher loss payments. The change in unearned premiums primarily resulted from the increase in Massachusetts personal automobile direct premiums written and the expected seasonality impact of policy effective dates previously mentioned.

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sales of investments as reflected in the Consolidated Statements of Cash Flows on pages 5 and 6. In November 1997, the Company received state regulatory approval to implement an installment fee of $3.00 on each invoice following the down payment, for personal lines policies with January 1, 1998 effective dates. Previously, for 1997 and 1998, the Company eliminated interest based finance fees on personal automobile insurance policies, utilizing instead a "late fee" system. The impact of this change through the second quarter of 1998 has resulted in a 73.9% increase in combined premium finance and service fees as compared to the same period in 1997.

The Company's operating activities provided cash of $38,071,000 in the first six months of 1998 as compared to $23,925,000 in 1997. These cash flows were primarily impacted by premiums collected which increased 12.9% during the first six months of 1998, losses and LAE paid which increased 10.1% and policy acquisition costs paid which increased 3.6%. The increase in premiums was primarily the result of higher physical damage exposures written, coupled with average rate increases in the physical damage side of the business. The impact of this was partially offset by slight decreases in the average rates for liability exposures. (However, this impact was reduced with the slight increases of liability exposures written.) Net losses and LAE paid, which includes the change in the losses and LAE liability, increased $26,297,000. This amount resulted primarily from increased net loss payments in the direct personal liability lines of business of $15,632,000 or 12.8%. The remaining amount is primarily the result of increased salary and computer services expenses associated with claims and increased payments assumed from C.A.R. Offsetting this, payments for other than automobile lines of business, after reinsurance, decreased approximately 36.1% or $3,608,000, compared to 1997.

The Commerce Group, Inc. and Subsidiaries

The increase in automobile liability loss payments was primarily attributable to two factors: increased payments for bodily injury claims and increased payments for property damage liability claims. The liability payments were higher primarily due to increased business writings coupled with continued efforts in the claims department to accelerate the claims settlement process in an effort to reduce the overall cost of bodily injury claims in the long run, as well as to reduce the overall number of open liability claims.

The net cash flows used in investing activities were primarily the result of purchases of fixed maturities and equity securities offset by a net decrease in short-term investments and by proceeds from the sale and maturity of fixed maturities and equity securities. Investing activities were funded by accumulated cash and cash provided by operating activities during 1998 and 1997.

Cash flows used in financing activities totaled $19,103,000 during the first six months of 1998 compared to $18,869,000 during the same period in 1997. The 1998 cash flows used in financing activities consisted exclusively of dividends paid to stockholders. The 1997 cash flows used in financing activities consisted of $18,382,000 in dividends paid to stockholders and $487,000 used to purchase 397,115 shares of Treasury Stock under the Company's stock buyback program. There have been no Treasury Stock purchases in 1998.

The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. At June 30, 1998, the Company held cash and cash equivalents of approximately $48,117,000. These funds, coupled with short-term investments of $71,116,000, provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company also relies upon dividends from its subsidiaries for its cash requirements.

Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns and matching of asset and liability cash flows, to optimize tax planning and to realize gains. This practice will continue in the future.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net written premiums to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's statutory premiums to surplus ratio was 1.52 to 1.00 and 1.61 to 1.00 for the twelve months ended June 30, 1998 and 1997, respectively.

The Commerce Group, Inc. and Subsidiaries

The Company's long-term growth objective is to expand its writings outside of Massachusetts. In continued pursuit of this objective, the Company became licensed in the states of Connecticut and Rhode Island during 1996 and in the states of Vermont and New Hampshire in 1997. License approval in the state of Maine was received in February 1998. Concurrent with the filings submitted for these licenses, the Company entered into an agreement with Policy Management Services Corporation ("PMSC") and purchased software which allows for the development of internal operating systems which will enable the Company to process policies in states outside of Massachusetts. To facilitate this development and, at the same time, address the year 2000 processing issue facing computer system users, the Company established the Team 2000 and Century Change projects which are corporate-wide efforts to prepare the Company's systems for the next millennium. These projects involve internal staff costs as well as consulting expenses to prepare the systems for the year 2000. Costs to date for the Century Change project have been approximately $3.4 million ($2.1 of which relate to 1998). Administration, programming, testing and implementation of system applications related to Century Change are expected to cost an additional $5.0 million over the next 15 months. Approximately $4.4 million, including costs to date in 1998, is expected to be expensed during 1998 with the remainder through the end of 1999.

The Company is utilizing both internal and external resources on the Century Change Project. The Company has a formal plan to address the Century Change issue and is progressing in accordance with that plan. The majority of programming changes dealing with policy issuance and maintenance of same are expected to be completed by mid-October 1998. Other internal changes are scheduled to be completed in accordance with specified delivery dates as outlined in the plan. The Company's plan has been designed to, and is proceeding so as to, avoid any adverse business production issues.

The Company has reviewed the Century Change status of vendors who perform outside processing for the Company or whose software the Company uses for internal processing. This review has determined that the related software used by or provided by these vendors either is currently century ready or will be ready without any adverse impact on the Company. The Company is currently reviewing issues dealing with contingency planning for Century Change from an internal and external processing scenario.

The Commerce Group, Inc. and Subsidiaries

Upon completion of the Century Change project the Company expects to focus its efforts primarily on the Team 2000 project, which will provide the Company with systems to write insurance in other states and eventually replace the Company's existing internal computer systems for Massachusetts business, utilizing software purchased from PMSC. Costs to date for the Team 2000 effort have been approximately $38.4 million. Costs applicable to 1998 have been approximately $9.8 million, with $10.3 million expensed during the year. Total additional Team 2000 project costs over the next 5 to 7 years have been estimated at approximately $60.0 million. Funds expended to date include the purchase of a main frame computer, license fees and the costs associated with programming, implementation and training. Systems enabling the Company to process policies in Rhode Island have been in place since January 1998. Since that time, the Company has begun writing insurance in Rhode Island on a limited basis. Through the second quarter ending June 30, 1998, the Company produced premiums written of $135,600 in the state of Rhode Island. Other states will be brought on-line in the future.

The Company continues to monitor acquisition opportunities consistent with a long term growth strategy to expand outside Massachusetts through acquisitions of smaller automobile insurance companies that are in need of capital, have established management in place and present significant growth opportunities in their market areas.

The Company began a stock buyback program during the second quarter of 1995. The program, which was approved by the Board of Directors on May 19, 1995, authorizes the Company to purchase up to 3 million shares of Treasury Stock. Since the inception of the program through June 30, 1998, the Company has purchased 1,957,348 shares of Treasury Stock, none of which were purchased during the first six months of 1998. Additionally, the Company's Employee Stock Ownership Plan has purchased more than 699,000 shares in open market transactions since the buyback program was announced, of which 89,000 shares were purchased during the first six months of 1998 for $3,017,000.

On June 19, 1998, the Company paid a quarterly dividend of $0.27 to stockholders of record as of June 5, 1998. The Company increased its quarterly dividend to stockholders from $0.26 to $0.27 during the second quarter of 1998.

The Commerce Group, Inc. and Subsidiaries

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

The Commerce Group, Inc. and Subsidiaries


PART II - OTHER INFORmation



Item 4.  RESULTS OF VOTES OF SECURITY HOLDERS


On May 15, 1998, at the Annual Meeting of the stockholders of the Company, the slate of Directors as presented in the Annual Proxy was approved. The votes as tabulated by Boston EquiServe, L.P. were as follows:

                             Total Vote For            Total Vote
Withheld
                             Each Director             From Each
Director
Herman F. Becker                31,929,249                   43,602
Joseph A. Borski, Jr.           31,932,054                   40,797
Eric G. Butler                  31,932,536                   40,315
Henry J. Camosse                31,932,936                   39,915
Gerald Fels                     31,928,196                   44,655
David R. Grenon                 31,932,936                   39,915
Robert W. Harris                31,932,936                   39,915
Robert S. Howland               31,931,979                   40,872
John J. Kunkel                  31,932,936                   39,915
Raymond J. Lauring              31,932,936                   39,915
Roger E. Lavoie                 31,932,936                   39,915
Normand R. Marois               31,932,936                   39,915
Suryakant M. Patel              31,932,836                   40,015
Arthur J. Remillard, Jr.        31,929,779                   43,072
Arthur J. Remillard, III        31,930,636                   42,215
Regan P. Remillard              31,931,829                   41,022
Antranig A. Sahagian            31,932,936                   39,915
Gurbachan Singh                 31,922,361                   50,490
John W. Spillane                31,927,686                   45,165

The Commerce Group, Inc. and Subsidiaries


PART II - OTHER INFORmation


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)	Form 8-K - none filed during the second quarter of 1998.



















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



                                             THE COMMERCE GROUP, INC.




                                           RANDALL V. BECKER
                                           Randall V. Becker
                                Treasurer and Chief Accounting Officer

The Commerce Group, Inc. and Subsidiaries


PART II - OTHER INFORmation



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)	Form 8-K - none filed during the second quarter of 1998.


















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