Form 10-Q
period 1998-09-30
COMMERCE GROUP INC /MA
filed 1998-11-13
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended September 30, 1998    Commission File Number 0-16882



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                  Yes X    No

As of November 1, 1998, the number of shares outstanding of the registrant's common stock (excluding Treasury Shares) was
36,042,652

The Commerce Group, Inc.



Table of Contents


                                                              Page No.

Part I - Financial Information
Consolidated Balance Sheets at
    September 30, 1998  (Unaudited) and December 31,
1997..........................................         3

Consolidated Statements of Earnings for the
    Three and Nine Months Ended September 30, 1998 and 1997
(Unaudited)..................         4

Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 1998 and 1997
(Unaudited)..................................         5

Consolidated Statements of Cash Flows - Reconciliation of Net Earnings
to Net Cash
    Provided by Operating Activities for the Nine Months Ended September
30, 1998
    and 1997
(Unaudited).............................................................
 ...................................         6

Notes to Unaudited Consolidated Financial
Statements....................................................         7

Management's Discussion and
Analysis................................................................
 ...........        11



Part II - Other Information


Item 6
    Exhibits and Reports on Form 8-
K.......................................................................
 ......       24

Signature
 ........................................................................
 ..............................................       24

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)


September 30,    December 31,

1998           1997

(Unaudited)
                                                           ASSETS
    Investments:
      Fixed maturities, at market (cost:  $623,408 in 1998 and $566,784
in 1997).......................   $  645,078    $  590,597
      Preferred stocks, at market (cost:  $200,839 in 1998 and $148,135
in 1997).......................      194,250       148,499
      Common stocks, at market (cost:  $245,699 in 1998 and $160,371 in
1997)..........................      269,311       178,089
      Mortgage loans on real estate and collateral notes receivable
(less allowance for possible loan
        losses of $2,397 in 1998 and $2,812 in
1997)...................................................       74,782
82,839
      Short-term
investments.............................................................
 ..............        3,669       132,700
      Cash and cash
equivalents.............................................................
 ...........       68,707       106,188
      Other investments (cost:  $7,177 in 1998 and $3,783 in
1997).....................................        7,552         3,783
          Total
investments.............................................................
 ...............    1,263,349     1,242,695

    Accrued investment
income..................................................................
 ........       13,998        12,237
    Premiums receivable (less allowance for doubtful receivables of
$1,450 in 1998 and $1,451 in 1997).      198,817       169,469
    Deferred policy acquisition
costs..................................................................
95,534        85,264
    Property and equipment, net of accumulated
depreciation............................................       36,354
36,280
    Residual market receivable
      Losses and loss adjustment
expenses..............................................................
113,658       129,137
      Unearned
premiums................................................................
 ................       46,701        51,662
    Due from
reinsurers..............................................................
 ..................       32,316        18,170
    Other
assets..................................................................
 .....................        8,708         9,839

          Total
assets..................................................................
 ...............   $1,809,435    $1,754,753


                                            LIABILITIES AND
STOCKHOLDERS' EQUITY
    Liabilities
      Losses and loss adjustment
expenses..............................................................
$  603,306    $  649,473
      Unearned
premiums................................................................
 ................      436,291       379,599
      Current income
taxes...................................................................
 ..........        6,249         2,656
      Deferred income
taxes...................................................................
 .........        9,190        13,443
      Deferred
income..................................................................
 ................        7,252         7,271
      Contingent commissions
accrued.................................................................
 ..       21,504        13,861
      Payable for securities
purchased...............................................................
 ..        2,195        11,500
      Other liabilities and accrued
expenses...........................................................
29,643        27,154

          Total
liabilities.............................................................
 ...............    1,115,630     1,104,957


    Stockholders' equity
      Preferred stock, authorized 5,000,000 shares at $1.00 par value;
none issued in 1998 and 1997....          -             -
      Common stock, authorized 100,000,000 shares at $.50 par value;
        issued and outstanding 38,000,000 shares in 1998 and
1997......................................       19,000        19,000
      Paid-in
capital.................................................................
 .................       29,621        29,621
      Net unrealized gains on fixed maturities, stocks, and other investments net of income taxes of
        $13,674 in 1998 and $14,663 in
1997............................................................
25,394        27,232
      Retained
earnings................................................................
 ................      658,477       612,630

732,492       688,483
       Treasury stock 1,957,348 shares in 1998 and
1997................................................      (38,687)
(38,687)

          Total stockholders'
equity..................................................................
 .      693,805       649,796

          Total liabilities and stockholders'
equity...................................................   $1,809,435
$1,754,753



The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Nine Months Ended September 30, 1998 and 1997
(Thousands of Dollars Except Share and Per Share Data)
(Unaudited)



Three Months Ended                 Nine Months Ended

September 30,                   September 30,


1998          1997              1998          1997
    Revenues
      Direct premiums written.........................................
$  189,488    $  182,087        $  633,622    $  612,554
      Assumed premiums................................................
19,424        17,801            64,355        58,421
      Ceded premiums..................................................
(45,818)      (27,495)          (96,204)      (78,827)
        Net premiums written..........................................
163,094       172,393           601,773       592,148

      (Increase) decrease in unearned premiums........................
17,942        10,087           (42,047)      (49,540)
      Earned premiums ................................................
181,036       182,480           559,726       542,608

      Net investment income...........................................
21,324        19,827            63,428        59,013
      Premium finance and service fees................................
3,910         1,857             9,815         5,253
      Net realized investment gains (losses)..........................
(2)       20,995             5,081        22,915


               Total revenues.........................................
206,268       225,159           638,050       629,789

    Expenses
      Losses and loss adjustment expenses.............................
121,775       124,647           388,303       396,443
      Policy acquisition costs........................................
45,530        50,597           154,228       138,217


               Total expenses.........................................
167,305       175,244           542,531       534,660



               Earnings before income taxes...........................
38,963        49,915            95,519        95,129

    Income taxes......................................................
9,102        14,903            20,838        23,508

               NET EARNINGS...........................................
$   29,861    $   35,012        $   74,681    $   71,621


               COMPREHENSIVE INCOME...................................
$   32,417    $   27,722        $   72,843    $   70,085

               BASIC AND DILUTED NET EARNINGS PER COMMON SHARE........
$     0.83    $     0.97        $     2.07    $     1.99

               CASH DIVIDENDS PAID PER COMMON SHARE...................
$     0.27    $     0.26        $     0.80    $     0.77

               WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...
36,042,652    36,042,652        36,042,652    36,045,363












The accompanying notes are an integral part of these consolidated financial statements.

<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1998 and 1997
(Thousands of Dollars)
(Unaudited)

1998		  1997
    Cash flows from operating activities:
      Premiums
collected...............................................................
 .            $578,490         $543,627
      Net investment
income.............................................................
61,667           59,595
      Premium finance and service
fees..................................................
9,815            5,253
      Losses and loss adjustment expenses
paid..........................................            (419,070)
(377,694)
      Policy acquisition costs
paid.....................................................
(150,581)        (158,511)
      Federal income tax
payments.......................................................
(20,508)          (9,646)

               Net cash provided by operating
activities................................              59,813
62,624

    Cash flows from investing activities:
      Proceeds from  maturity of fixed
maturities.......................................              49,806
91,783
      Proceeds from sale of fixed
maturities............................................
25,840          118,032
      Proceeds from sale of equity
securities...........................................
58,096          191,029
      Purchase of fixed
maturities......................................................
(134,540)         (98,098)
      Purchase of equity
securities.....................................................
(187,439)        (193,154)
      Purchase of other
investments.....................................................
(3,315)            (410)
      Net decrease in short-term
investments............................................
117,531              -
      Payments received on mortgage loans and collateral notes
receivable...............              20,631            7,821
      Mortgage loans and collateral notes
originated....................................             (11,659)
(5,021)
      Purchase of property and
equipment................................................
(3,596)          (6,307)
      Other proceeds from investing
activities..........................................                 185
281

               Net cash provided by (used in) investing
activities......................             (68,460)         105,956


    Cash flows from financing activities:
      Dividends paid to
stockholders....................................................
(28,834)         (27,753)
      Purchase of treasury
stock........................................................
-               (487)

               Net cash used in financing
activities....................................             (28,834)
(28,240)



    Increase (decrease) in cash and cash
equivalents....................................             (37,481)
140,340
    Cash and cash equivalents at beginning of
period....................................             106,188
140,535

               Cash and cash equivalents at end of
period...............................            $ 68,707
$280,875












The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Reconciliation of Net Earnings to Net Cash Provided by Operating
Activities
Nine Months Ended September 30, 1998 and 1997
(Thousands of Dollars)
(Unaudited)

1998		  1997
    Cash flows from operating activities:
      Net
Earnings................................................................
 ..........        $ 74,681         $ 71,621
      Adjustments to reconcile net earnings to net cash provided by operating activities:
        Premiums
receivable..............................................................
 ...         (29,348)         (45,372)
        Deferred policy acquisition
costs...................................................
(10,270)         (11,226)
        Residual market
receivable..........................................................
20,440            9,231
        Due to/from
reinsurers..............................................................
(14,146)           1,545
        Losses and loss adjustment
expenses.................................................
(46,167)             149
        Unearned
premiums................................................................
 ...          56,692           51,049
        Current income
taxes................................................................
3,593            9,685
        Deferred income
taxes...............................................................
(3,263)           4,177
        Deferred
income..................................................................
 ...             (19)            (239)
        Contingent
commissions.............................................................
 .           7,643          (11,820)
        Other assets, liabilities and accrued
expenses......................................           3,620
2,424
        Net realized investment
gains.......................................................
(5,081)         (22,915)
        Other -
net.....................................................................
 ....           1,438            4,315

               Net cash provided by operating
activities....................................        $ 59,813         $
62,624





































The accompanying notes are an integral part of these consolidated financial statements.

<page


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

 3.	This Form 10-Q contains some statements that are not historical facts and are considered "forward-looking statements". Such forward-looking statements involve opinions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ as a result of risks facing the Company. These include, but are not limited to, economic, market or regulatory conditions as well as risks associated with the Company's expansion into additional states, entry into new markets, diversification, and catastrophic events.

 4.	The consolidated financial statements should be read in
conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

 5.	Neither the results for the nine months ended September 30, 1998 nor comparison with the corresponding nine months ended September
30, 1997 should be considered indicative of the results which may be expected for the year ending December 31, 1998.

 6.	In May 1995, the Board of Directors announced that it had approved a stock buyback program of up to 3 million shares. As of September 30, 1998, 1,957,348 shares of Treasury Stock were purchased under the program. No shares have been purchased in 1998.

 7.	In May 1998 the Board of Directors voted to increase its quarterly stockholder dividend from $0.26 per share to $0.27 per share.

 8.	Effective July 1, 1998, the Company transitioned to a new quota share arrangement which expanded the Company's coverage to include other than automobile casualty business (except umbrella) and provide for a higher cession percentage of its other than automobile property business.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 (Thousands of Dollars Except Share, Per Share Data, Ratios and Other
Information)
(continued)

The new quota share contract covers 75% of the Company's other than automobile property and casualty business. The former contract provided for a 49% cession of other than automobile property premium, a 45% cession of related losses and an excess loss component providing 100% of reimbursement of property losses in excess of $125,000 up to $1,000,000. Under the new contract, the excess loss component was eliminated and the Company also eliminated its pure catastrophe reinsurance coverage due to the increase in the quota share coverage. The maximum per occurrence dollar recovery under the new quota share contract is equal to 350% of the net premiums ceded to the quota share arrangement in a contract year. The maximum aggregate per year dollar recovery under the new quota share contract is equal to 450% of the net premiums ceded to the quota share arrangement in a contract year. The new contract is a five year contract written with the following reinsurers: American Reinsurance Corporation; Employers Reinsurance Corporation; Nationwide Insurance; and, Swiss Re America.

 9.	Disclosure of Statement of Financial Accounting Standards No. 130
- Reporting Comprehensive Income:

											Nine
Months Ended

September 30,
											 1998
	  1997
		Other comprehensive income, net of tax:
		  Change in unrealized gains (losses),
	    net of income taxes (benefits) of $1,161 in
	    1998 and $4,336 in 1997......................   $  2,156
$  8,052
		  Reclassification adjustment, net of
	    income tax benefits of ($2,151) in 1998
	    and ($5,163) in 1997.........................
(3,994)      (9,588)
		Other comprehensive income.......................   $
(1,838)    $ (1,536)

											Three
Months Ended

September 30,
										 1998
	  1997
		Other comprehensive income, net of tax:
		  Change in unrealized gains (losses),
	    net of income taxes (benefits) of $1,588
	    in 1998 and $505 in 1997.....................   $  2,949
$    938
		  Reclassification adjustment, net of
	    income tax benefits of ($212) in 1998
	    and ($4,430) in 1997.........................
(393)      (8,228)
		Other comprehensive income.......................   $  2,556
$ (7,290)

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 (Thousands of Dollars Except Share, Per Share Data, Ratios and Other
Information)
(continued)



 9.	Disclosure of Statement of Financial Accounting Standards No. 131
- Disclosures about Segments of an Enterprise and Related
Information:

										Earnings
Before	Identifiable
								Revenue	  Income
Taxes 	   Assets
Nine Months Ended September 30, 1998
  Property and casualty insurance............   $631,619        $ 90,891
$1,721,738
  Real estate and commercial lending.........      3,805           3,805
75,407
  Corporate and other........................      2,626             823
12,290
     Consolidated............................   $638,050        $ 95,519
$1,809,435


Nine Months Ended September 30, 1997

  Property and casualty insurance............   $624,205        $ 97,014
$1,694,438
  Real estate and commercial lending.........      3,057           3,057
71,491
  Corporate and other........................      2,527
(4,942)           9,611
     Consolidated............................   $629,789        $ 95,129
$1,775,540


								Earnings Before
	Identifiable
						Revenue	  Income Taxes
Assets

Three Months Ended September 30, 1998
  Property and casualty insurance............   $204,131        $ 32,935
$1,721,738
  Real estate and commercial lending.........      1,271           1,271
75,407
  Corporate and other........................        866           4,757
12,290
     Consolidated............................   $206,268        $ 38,963
$1,809,435



Three Months Ended September 30, 1997

  Property and casualty insurance............   $223,655        $ 52,998
$1,694,438
  Real estate and commercial lending.........        656             656
71,491
  Corporate and other........................        848
(3,739)           9,611
     Consolidated............................   $225,159        $ 49,915
$1,775,540

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

										   September
30,
									      1998
1997
OTHER BALANCE SHEET INFORMATION:
  Fixed maturities, at cost..........................   $ 623,408    $
590,713
  Statutory surplus..................................   $ 531,668    $
478,384

OTHER INFORMATION:
  Massachusetts policies in force
    Private passenger automobile.....................     607,205
587,306
    Homeowners.......................................     118,961
116,318
    Commercial automobile............................      14,677
14,447


									    Three Months
Ended
										  September
30,
									      1998
1997
OTHER EARNINGS STATEMENT INFORMATION:

  Premiums earned
    Private passenger automobile.....................   $ 168,602    $
163,347
    Homeowners.......................................   $   4,063    $
7,643
    Commercial automobile............................   $   7,391    $
9,363
  Net investment income, after tax...................   $  18,321    $
15,787

  Pure loss ratios
    Private passenger automobile.....................        59.0%
59.3%
    Homeowners.......................................        58.0%
5.3%
    Commercial automobile............................        54.4%
45.9%

  Massachusetts private passenger automobile
   exposures written.................................     183,687
178,578

  Massachusetts private passenger automobile
    premiums written.................................   $ 154,337    $
146,405


									      Nine Months
Ended
										   September
30,
									      1998
1997
  Premiums earned
    Private passenger automobile.....................   $ 507,408    $
483,404
    Homeowners.......................................   $  20,213    $
22,922
    Commercial automobile............................   $  26,813    $
29,837
  Net investment income, after tax...................   $  53,194    $
47,736

  Pure loss ratios
    Private passenger automobile.....................        61.0%
64.3%
    Homeowners.......................................        37.2%
42.0%
    Commercial automobile............................        52.3%
50.6%

  Massachusetts private passenger automobile
    exposures written................................     654,216
642,443

  Massachusetts private passenger automobile
    premiums written.................................   $ 526,713    $
504,889

The Commerce Group, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended September 30, 1998 compared to three months ended September 30, 1997

Direct premiums written during the third quarter of 1998, increased $7,401,000 or 4.1% to $189,488,000, as compared to the same period in 1997. The increase was primarily attributable to an $8,347,000, or 5.7% increase in direct premiums written for Massachusetts personal automobile insurance, a $932,000, or 5.7% increase to homeowners insurance offset by a net decrease of $1,878,000 or 10.4% in all other lines combined. The increase in Massachusetts personal automobile direct premiums written resulted primarily from a 5.6% increase in the number of physical damage exposures (Massachusetts automobile exposures written with liability coverage increased 2.9%), coupled with average rate increases in the physical damage side of the business. The impact of this was partially offset by slight decreases in the average rates for liability exposures. These changes were also impacted by changes to the Company's safe driver deviations and group discounts which were effective at the beginning of 1998. The combination of these factors resulted in a 2.5% increase in the average personal automobile premium per exposure (each vehicle insured). Despite the 1998 state mandated average rate decrease of 4.0%, the increase in the average personal automobile premium per exposure was primarily due to the fact that the rate decision does not anticipate purchases of new automobiles in the year in which the rate decision applies, the Company's mix of personal automobile business differs from that of the industry and the factors mentioned above. In February 1998, the Company was granted, for the 1998 calendar year, approval to offer its customers safe driver deviations of 15% for Step 9 (10% in 1997) and 4% for Step 10 (10% in
1997). Companies must re-apply annually, after the state sets rates, to offer safe driver deviations. The AAA group discount for 1998 policies was established at 6% (10% for 1997 policies). For drivers who qualify, both group discount and safe driver deviations can be combined for up to a 20.1% reduction from state mandated rates.

Net premiums written during the third quarter of 1998 decreased $9,299,000 or 5.4% as compared to the third quarter of 1997. The decrease in net premiums written was primarily due to changes in direct premiums written as described above offset by increased levels of coverage provided through non-automobile reinsurance treaties resulting in an increase of ceded premiums. Written premiums assumed from the Commonwealth Automobile Reinsurers ("C.A.R.") increased $1,623,000 or 9.1% and written premiums ceded to C.A.R. decreased $237,000, or 1.3% as compared to the third quarter of 1997, as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance.

Earned premiums decreased $1,444,000, or 0.8% during the third quarter of 1998 as compared to the same period in 1997. Earned premiums were impacted by increased levels of coverage provided by non-automobile reinsurance treaties which took effect during the third quarter of 1998. Earned premiums assumed from C.A.R. decreased $4,163,000 or 22.4% and earned premiums ceded to C.A.R. decreased $579,000, or 3.2% as compared to the third quarter of 1997. Direct premiums earned for Massachusetts personal automobile insurance increased $8,090,000, or 5.2% compared to the same period in 1997.

The Commerce Group, Inc. and Subsidiaries

Commercial automobile insurance direct premiums earned decreased
$413,000, or 4.3%, and homeowners premiums earned decreased $3,580,000, or 46.8%, as compared to the third quarter of 1997. The decrease in homeowners premiums earned is attributable to increased levels of coverage provided through the other than automobile quota share reinsurance treaty that resulted in increased ceded premiums.

Net investment income increased $1,497,000 or 7.6%, compared to the third quarter of 1997 principally as a result of a 6.2% increase in average invested assets for the period. Net investment income as a percentage of total average investments was 6.8% in the third quarter of 1998 as compared to 6.7% during the same period in 1997. Net investment income after tax as a percentage of total average investments was 5.6% in the third quarter of 1998 as compared to 5.4% during the same period in 1997. As previously announced the Company is seeking greater flexibility to provide for enhanced potential future capital appreciation. The Company's continuing strategy is to acquire equity investments, including potential acquisitions, which forego current investment yield in favor of potential higher yielding capital appreciation in the future. As a result, the Company is carrying approximately $72.4 million in cash and short-term investments which yield lower returns than its current long-term investment portfolio. On November 3, 1998 the Company, along with American Automobile Association Club-Southern New England ("AAA-SNE"), announced that a joint venture owned by them had entered into a definitive agreement to acquire Automobile Club Insurance Company ("ACIC"), located in Columbus, Ohio, from the American Automobile Association ("AAA") and the California State Automobile Association Inter-Insurance Bureau ("CSAAI-IB") for a total purchase price of $78.5 million. This acquisition is discussed further in the liquidity and capital resources section found later in this MD&A.

Premium finance and service fees increased $2,053,000 or 110.6% during the third quarter of 1998 as compared to the same period in 1997. The increase for the third quarter of 1998 versus 1997 was primarily attributable to a change from a "late payment" fee based system to an installment fee of $3.00 on each invoice following the down payment, for personal lines policies with January 1, 1998 or subsequent effective dates. Previously, for 1996 and 1997, the Company eliminated interest based finance fees on personal automobile insurance policies.

Net realized investment losses totaled $2,000 during the third quarter of 1998 as compared to net realized investment gains of $20,995,000 for the same period in 1997. Net realized investment gains during the third quarter of 1997 were the result of a merger of a major New England financial corporation and it's property and casualty subsidiary. The merger election and exchange of stock resulted in net realized investment gains of $15,178,000. Subsequent post merger sales of this corporation's common stock resulted in additional net realized investment gains of $3,790,000.

The Commerce Group, Inc. and Subsidiaries

Losses and loss adjustment expenses ("LAE") incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") increased to 68.9% for the third quarter of 1998 as compared to 67.3% for the same period in 1997. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile decreased to 59.0% compared to 59.3% in the third quarter of 1997. The improvement in the loss ratio was primarily due to better underwriting results during the current period, offset by less favorable loss development from the residual market. The commercial automobile pure loss ratio increased to 54.4% compared to 45.9% during the third quarter of 1997. For homeowners, the pure loss ratio increased to 58.0% compared to 5.3% during the third quarter of 1997. The Company experienced favorable development in the homeowners liability area during the third quarter of 1997. Additionally, total expenses related to the Company's management incentive compensation plan included in losses and loss adjustment expenses were $7,571,000 lower in the third quarter of 1998 as compared to the same period in 1997. Of this decrease, approximately $2,337,000 benefited the insurance companies with the remainder benefiting corporate expenses. The decrease was primarily driven by decreases, during the quarter, in the market price of the Company's common stock. The expenses related to the management incentive compensation plan are directly impacted by the average market price of the Company's common stock.

Policy acquisition costs decreased $5,067,000 or 10.0% during the third quarter of 1998 compared to the same period in 1997. As a percentage of net premiums written, underwriting expenses for the insurance companies (on a statutory basis) were 26.8% during the third quarter of 1998 as compared to 28.5% for the same period in 1997. This decrease in policy acquisition costs was primarily impacted by lower expenses related to the Company's management incentive plan (see below) which were offset by higher contingent commission accruals due to the improved loss ratio described earlier and higher computer services expenses related to upgrading the Company's computer systems. Specifically, total expenses related to the Company's management incentive compensation plan included in policy acquisition costs were $6,575,000 lower in the third quarter of 1998 as compared to the same period in 1997. Of this decrease, approximately $2,292,000 benefited the insurance companies with the remainder benefiting corporate expenses. The decrease was primarily driven by decreases, during the quarter, in the market price of the Company's common stock. The expenses related to the management incentive compensation plan are directly impacted by the average market price of the Company's common stock.

The Company's effective tax rate was 23.3% for the third quarter of 1998 as compared to 29.9% for the same period in 1997. In both years the effective tax rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest income and the corporate dividends deduction. The lower effective tax rate for the third quarter of 1998 was the result of the tax exempt interest and the dividends received deduction comprising a greater portion of net earnings before taxes and less realized capital gains during the third quarter of 1998 as compared to the same period in 1997.

The Commerce Group, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997


Net earnings decreased $5,151,000 during the third quarter of 1998 as compared to the same period in 1997. Operating earnings after income taxes increased $8,497,000 which was offset by a decrease in after tax realized investment gains of $13,648,000 during the third quarter of 1998 as compared to the same period of 1997.

Direct premiums written during the first nine months of 1998, increased $21,068,000, or 3.4% to $633,622,000, as compared to the same period in 1997. The increase was primarily attributable to a $22,797,000, or 4.5% increase in direct premiums written for Massachusetts personal automobile insurance and a $2,370,000, or 5.7% increase to homeowners insurance offset by a net decrease of $4,099,000, or 6.8% in all other lines combined. The increase in Massachusetts personal automobile direct premiums written resulted primarily from a 4.4% increase in the number of physical damage exposures (Massachusetts automobile exposures written with liability coverage increased 1.8%), coupled with average rate increases in the physical damage side of the business. The impact of this was partially offset by slight decreases in the average rates for liability exposures. These changes were also impacted by changes to the Company's safe driver deviations and group discounts. The combination of these factors resulted in a 2.4% increase in the average personal automobile premium per exposure (each vehicle insured).
Despite the 1998 state mandated average rate decrease of 4.0%, the increase in the average personal automobile premium per exposure was primarily due to the fact that the rate decision does not anticipate purchases of new automobiles in the year in which the rate decision applies, the Company's mix of personal automobile business differs from that of the industry and the factors mentioned above. In February 1998, the Company was granted, for the 1998 calendar year, approval to offer its customers safe driver deviations of 15% for Step 9 (10% in 1997) and 4% for Step 10 (10% in 1997). Companies must re-apply annually, after the state sets rates, to offer safe driver deviations. The AAA group discount for 1998 policies was established at 6% (10% for 1997 policies). For drivers who qualify, both group discount and safe driver deviations can be combined for up to a 20.1% reduction from state mandated rates.

Net premiums written during the first nine months of 1998 increased $9,625,000 or 1.6% as compared to 1997. The increase in net premiums written was primarily due to changes in direct premiums written as described above offset by increased levels of coverage provided by non-automobile reinsurance treaties resulting in an increase of ceded premiums. Written premiums assumed from the Commonwealth Automobile Reinsurers ("C.A.R.") increased $5,934,000 or 10.2% and written premiums ceded to C.A.R. decreased $1,337,000, or 2.4% as compared to the first nine months of 1997, as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance.

The Commerce Group, Inc. and Subsidiaries

Earned premiums increased $17,118,000, or 3.2% during the first nine months of 1998 as compared to the same period in 1997. Earned premiums were impacted by increased levels of coverage provided by non-automobile reinsurance treaties which took effect during the third quarter of 1998. Earned premiums assumed from C.A.R. decreased $3,702,000 or 6.0% and earned premiums ceded to C.A.R. decreased $2,961,000, or 5.5% as compared to the same period in 1997. Direct premiums earned for Massachusetts personal automobile insurance increased $24,520,000, or 5.4% compared to the same period in 1997. Commercial automobile insurance direct premiums earned decreased $1,531,000, or 5.3%, homeowners premiums earned decreased $2,710,000, or 11.8%, and as compared to the same period in 1997. The decrease in homeowners premiums earned is attributable to increased levels of coverage provided through the other than automobile quota share reinsurance treaty that resulted in increased ceded premiums.

Net investment income increased $4,415,000 or 7.5%, compared to the first nine months of 1997 principally as a result of a 6.2% increase in average invested assets for the period. Net investment income as a percentage of total average investments was 6.8% in the first nine months of 1998 as compared to 6.7% during the same period in 1997. Net investment income after tax as a percentage of total average investments was 5.6% in the first nine months of 1998 as compared to 5.5% during the same period in 1997. On November 3, 1998 the Company along with AAA-SNE announced that a joint venture owned by them has entered into a definitive agreement to acquire ACIC, located in Columbus, Ohio, from AAA and CSAAI-IB for a total purchase price of $78.5 million. This acquisition is discussed further in the liquidity and capital resources section found later in this MD&A.

Premium finance and service fees increased $4,562,000 or 86.8% during the first nine months of 1998 as compared to the same period in 1997. The increase for the first nine months of 1998 versus 1997 was primarily attributable to a change from a "late payment" fee based system to an installment fee of $3.00 on each invoice following the down payment, for personal lines policies with January 1, 1998 or subsequent effective dates. Previously, for 1996 and 1997, the Company eliminated interest based finance fees on personal automobile insurance policies.

Net realized investment gains totaled $5,081,000 during the first nine months of 1998 as compared to net realized investment gains of $22,915,000 for the same period in 1997. A significant portion of the net realized investment gains during the first nine months of 1998 were the result of sales of common stocks resulting in net realized investment gains of $7,002,000. These realized investment gains were partially offset by realized investment losses in the sales of non-taxable bonds, preferred stocks and in the maturity of GNMA's. A significant portion of the net realized investment gains during the first nine months of 1997 were the result of a merger of a major New England financial corporation and it's property and casualty subsidiary during the third quarter of 1997.

The Commerce Group, Inc. and Subsidiaries

The merger election and exchange of stock resulted in a net realized gains of $15,178,000. Subsequent post merger sales of this corporation's common stock resulted in additional net realized investment gains of $3,790,000. The remainder of the net realized gains for the first nine months of 1997 were primarily the result of sales of non-taxable bonds, common and preferred stocks offset by minimal realized investment losses in the sale of GNMA's.

Losses and loss adjustment expenses ("LAE") incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") decreased to 69.6% for the first nine months of 1998 as compared to 72.7% for the same period in 1997. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile decreased to 61.0% compared to 64.3% in the first nine months of 1997. The improvement in the loss ratio for the first nine months of 1998 was due to better current accident year underwriting results and similar favorable loss development for prior accident years. The commercial automobile pure loss ratio increased to 52.3% compared to 50.6% during the first nine months of 1997. For homeowners, the pure loss ratio decreased to 37.2% compared to 42.0% during the first nine months of 1997. This decrease was due to favorable weather conditions during the first nine months of 1998 as compared to normal weather conditions experienced during the same period in 1997, coupled with favorable development in the homeowners liability area. Additionally, total expenses related to the Company's management incentive plan included in losses and loss adjustment expenses were $4,892,000 lower in the third quarter of 1998 as opposed to the same period in 1997. Of this decrease approximately $1,593,000 benefited the insurance companies with the remainder benefiting corporate expenses. The decrease was primarily driven by decreases, in the third quarter, in the market price of the Company's common stock. The expenses related to the management incentive compensation plan are directly impacted by the average market price of the Company's common stock.

Policy acquisition costs increased by $16,011,000, or 11.6% during the first nine months of 1998 compared to the same period in 1997. As a percentage of net premiums written, underwriting expenses for the insurance companies (on a statutory basis) were 26.7% during the first nine months of 1998 as compared to 25.0% for the same period in 1997. The increase in policy acquisition costs was primarily impacted by higher contingent commission accruals due to the improved loss ratio described earlier and higher computer services expenses related to upgrading the Company's computer systems offset by lower expenses relating to the Company's management incentive plan. Specifically, total expenses related to the Company's management incentive plan included in policy acquisition costs were $4,261,000 lower in the third quarter of 1998 as opposed to the same period in 1997. Of this decrease approximately $1,562,000 benefited the insurance companies with the remainder benefiting corporate expenses. The decrease was primarily driven by decreases, in the third quarter, in the market price of the Company's common stock. The expenses related to the management incentive compensation plan are directly impacted by the average market price of the Company's common stock.

The Commerce Group, Inc. and Subsidiaries

The Company's effective tax rate was 21.8% for the first nine months of 1998 as compared to 24.7% for the same period in 1997. The decrease was primarily attributable to higher dividends on preferred and common stock coupled with less realized capital gains during 1998 as compared to the same period in 1997. In both years the effective tax rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest income and the corporate dividends deduction comprising a greater portion of net earnings before taxes.

Net earnings increased $3,060,000 during the first nine months of 1998 as compared to the same period in 1997, as a result of the factors mentioned above.
Liquidity and Capital Resources

The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page 3 and the Consolidated Statements of Cash Flows on pages 5 and 6. Stockholders' equity increased by $44,009,000 or 6.8%, during the first nine months of 1998. This increase was the result of net earnings of $74,681,000, offset by a decrease in net unrealized gains, net of income taxes, on fixed maturities, equity securities and other investments of $1,838,000 and dividends paid to stockholders of $28,834,000. Total assets at September 30, 1998 increased by $54,682,000 or 3.1%, to $1,809,435,000 as compared to total assets of $1,754,753,000 at December 31, 1997. The majority of this growth was reflected in an increase in invested assets of $20,654,000 or 1.7%, of $29,348,000 or 17.3% in premiums receivable, of $10,270,000, or 12.0% in deferred policy acquisition costs, offset by a decrease in all other assets of $5,590,000 or 2.2%. The increase in premiums receivable was primarily attributable to the seasonality of the policy effective dates of the Company's business.

As of September 30, 1998, the market value of the Company's fixed maturity portfolio exceeded its book value by $21,670,000 ($14,085,000 after taxes, or $0.39 per share). At December 31, 1997 the market value of the Company's fixed maturity portfolio exceeded its book value by $23,813,000 ($15,478,000 after taxes, or $0.43 per share). The cost of the Company's preferred stocks exceeded market value by $6,589,000 ($4,283,000 after taxes, or $0.12 per share). At December 31, 1997 the market value of preferred stocks exceeded cost by $364,000 ($237,000 after taxes, or $0.01 per share). At September 30, 1998 the market value of the Company's common stocks exceeded cost by $23,612,000 ($15,347,000 after taxes, or $0.43 per share). At December 31, 1997 the market value of common stocks exceeded cost by $17,718,000 ($11,517,000 after taxes, or $0.32 per share).

Preferred stocks increased $45,751,000 or 30.8% and common stocks (primarily composed of closed-end preferred stock mutual funds) increased $91,222,000 or 51.2%, during the first nine months of 1998 primarily as a result of the Company's previously announced change in investment strategy. The Company's strategy is to acquire equity investments, including potential acquisitions, which forego current investment yield in favor of future potentially higher yielding capital appreciation. As a result, the Company is carrying approximately $72.4 million in cash and short-term investments which yield lower returns than its current long-term investment portfolio.

The Commerce Group, Inc. and Subsidiaries

The Company's liabilities totalled $1,115,630,000, at September 30, 1998 as compared to $1,104,957,000 at December 31, 1997. The $10,673,000 or
1.0% increase was comprised of a decrease of $46,167,000 or 7.1% in loss and loss adjustment expenses, a decrease of $9,305,000 or 80.9% in payables for securities purchased, offset by an increase of $56,692,000 or 14.9% in unearned premiums, an increase of $7,643,000 or 55.1% in contingent commissions accrued and a $1,810,000 or 1.1% net increase in all other liabilities. The decrease in the liability for loss and loss adjustment expenses is attributed primarily to better underwriting results coupled with increased net loss payments, as described below, during the first nine months of 1998. However, $15,479,000 of the $46,167,000 decrease in the liability for loss and loss adjustment expenses relates to the decrease in losses and loss adjustment expense receivable form the residual market. The change in unearned premiums primarily resulted from the increase in Massachusetts personal automobile direct premiums written and the expected seasonality impact of policy effective dates previously mentioned.

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sales of investments as reflected in the Consolidated Statements of Cash Flows on pages 5 and 6. In November 1997, the Company received state regulatory approval to implement an installment fee of $3.00 on each invoice following the down payment, for personal lines policies with January 1, 1998 effective dates. Previously, for 1997 and 1998, the Company eliminated interest based finance fees on personal automobile insurance policies, utilizing instead a "late fee" system. The impact of this change through the third quarter of 1998 has resulted in a 86.8% increase in combined premium finance and service fees as compared to the same period in 1997.

The Company's operating activities provided cash of $59,813,000 in the first nine months of 1998 as compared to $62,624,000 in 1997. These cash flows were primarily impacted by premiums collected which increased 6.4% during the first nine months of 1998, net losses and LAE paid which increased 11.0% and policy acquisition costs paid which decreased 5.0%. The increase in premiums was primarily the result of higher physical damage exposures written, coupled with average rate increases in the physical damage side of the business. The impact of this was partially offset by slight decreases in the average rates for liability exposures. (However, this impact was reduced with the slight increases of liability exposures written.)

Net losses and LAE paid, which includes the change in the losses and LAE liability, increased $41,376,000. This amount resulted primarily from a decrease in the loss and loss adjustment expense liability. Additionally, direct payments on automobile liability claims increased $22,827,000 or 12.5%. The remaining amount is primarily the result of increased payments for the management incentive compensation plan and computer services expenses associated with claims coupled with increased payments assumed from C.A.R. Offsetting this, claim payments for other than automobile lines of business, after reinsurance, decreased in the first half of 1998

The Commerce Group, Inc. and Subsidiaries versus 1997. The increase in automobile liability loss payments was primarily attributable to two factors: increased payments for bodily injury claims and increased payments for property damage liability claims. The liability payments were higher primarily due to increased business writings coupled with continued efforts in the claims department to accelerate the claims settlement process in an effort to reduce the overall cost and potential build-up of bodily injury claims in the long run, as well as to reduce the overall number of open liability claims.

The net cash flows used in investing activities were primarily the result of purchases of fixed maturities and equity securities offset by a net decrease in short-term investments and by proceeds from the sale and maturity of fixed maturities and equity securities. Investing activities were funded by accumulated cash and cash provided by operating activities during 1998 and 1997.

Cash flows used in financing activities totaled $28,834,000 during the first nine months of 1998 compared to $28,240,000 during the same period in 1997. The 1998 cash flows used in financing activities consisted exclusively of dividends paid to stockholders. The 1997 cash flows used in financing activities consisted of $27,753,000 in dividends paid to stockholders and $487,000 used to purchase 20,000 shares of Treasury Stock under the Company's stock buyback program. There have been no Treasury Stock purchases in 1998.

The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. At September 30, 1998, the Company held cash and cash equivalents of approximately $68,707,000. These funds, coupled with short-term investments of $3,669,000, provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company also relies upon dividends from its subsidiaries for its cash requirements.

Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns and matching of asset and liability cash flows, to optimize tax planning and to realize gains. This practice will continue in the future.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net written premiums to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's statutory premiums to surplus ratio was 1.41 to 1.00 and 1.54 to 1.00 for the twelve months ended September 30, 1998 and 1997, respectively.

The Commerce Group, Inc. and Subsidiaries

The Company's long-term growth objective has been to expand its writings outside of Massachusetts. In continued pursuit of this objective the Company became licensed in the states of Connecticut and Rhode Island during 1996 and in the states of Vermont and New Hampshire in 1997. License approval in the state of Maine was received in February 1998. Concurrent with the filings submitted for these licenses, the Company entered into an agreement with Policy Management Services Corporation ("PMSC") and licensed software which allows for the development of internal operating systems which will enable the Company to process policies in states outside of Massachusetts.

In keeping with the Company's long-term growth objective to expand outside Massachusetts, the Company has also monitored potential acquisition opportunities of smaller automobile insurance companies that are in need of capital, have established management in place and present significant growth opportunities in their market areas. On November 3, 1998 the Company along with AAA-SNE announced that a joint venture owned by them had entered into a definitive agreement to acquire ACIC, located in Columbus, Ohio, from AAA and CSAAI-IB for a total purchase price of $78.5 million.

ACIC writes automobile and homeowners insurance solely through 930 independent agents affiliated with AAA automobile clubs. For the nine months ended September 30, 1998, ACIC reported $73 million in direct written premium, with policies written in 23 states. ACIC had total assets of $174 million as of September 30, 1998. Commerce and AAA-SNE intend that ACIC will retain its management team and staff and continue to have its principle office in Columbus, Ohio. Completion of the acquisition is expected in the first quarter of 1999 and is subject to receipt of regulatory approvals and other customary closing conditions.

The Commerce Insurance Company ("Commerce"), a subsidiary of the Company, will invest approximately $91 million in the joint venture to fund the ACIC acquisition and to capitalize the joint venture that will be owned together with AAA-SNE. Of this $91 million, Commerce will invest $90 million in the form of preferred stock and an additional $800,000, representing its 80% common stock ownership. AAA-SNE will invest the remaining $200,000, representing its 20% common stock ownership. Commerce intends to consolidate ACIC for financial reporting and tax purposes. Commerce has maintained an affinity group marketing relationship with AAA-SNE since 1995. AAA-SNE has been an agent of Commerce since 1995.

The Commerce Group, Inc. and Subsidiaries

Information System Initiatives and Year 2000 Compliance

The year 2000 issue exists primarily because most computer programs were originally coded to recognize only the last two digits in the date field. If not addressed and corrected, many systems could fail and produce erroneous results. The impact of this could lead to a material adverse impact upon the Company's business including policy and claims processing. As a result, considerable effort has taken place to assess the impact and determine whether to replace and/or reprogram the systems in order for the systems to distinguish the intended year. In response to this problem and to correspond with the Company's long term growth objective mentioned above, the Company first established the Team 2000 project in 1996 and then the Century Change project in 1997. Both projects are presently concurrent corporate-wide efforts aimed at preparing the Company's systems for the next millennium. The Company expects, upon completion of the Century Change Project, mentioned in detail below, to continue focusing its efforts primarily on the Team 2000 Project.

Team 2000 Project

The Team 2000 project is aimed at providing the Company with century ready systems to write insurance in other states and, in the future, eventually replace the Company's existing internal computer systems for Massachusetts business. To achieve this objective, the Company has entered into an agreement with and is utilizing software licensed from PMSC, as mentioned above. Costs to date for the Team 2000 effort have been approximately $43.3 million of which, $14.7 million is applicable to 1998. Total additional Team 2000 project costs over the next 5 to 7 years have been estimated at approximately $60.0 million. Funds expensed to date include the purchase of a main frame computer, license fees and the costs associated with programming, implementation and training. Systems enabling the Company to process policies in the state of Rhode Island have been in place since January 1998. Since that time, the Company has begun writing in Rhode Island on a limited basis. Through the third quarter ending September 30, 1998, the Company produced premiums written of $341,000 in the state of Rhode Island. It is anticipated that other states will be brought on line in the future.

Century Change Project

The Company initiated the Century Change project to address all other internal/external systems, software, agents, third parties and vendors in dealing with year 2000 compliance.

The Commerce Group, Inc. and Subsidiaries

State of Readiness: The Century Change project, enlisting both a redeployment of internal resources and additional external consultant resources, involved the development of a formal plan to address the Year 2000 problem and has progressed in accordance with that plan. The Company's plan, which was designed to, and is proceeding so as to, avoid any material adverse business production issues, organized corporate systems into five sub-categories: Data Exchange, Main Frame Systems/Programs, AS400 Systems/Programs, PC Applications and PC Based Vendor Purchased Application Software. Different sub-plans were established for each category with the same Year 2000 objective in mind. As a result of this effort, the majority of the programming changes dealing with policy issuance, claims processing and maintenance have
been completed as of October 1998.   Other internal changes are expected
to be completed in accordance with specified delivery dates as outlined in the plan. Looking forward, the project has and will continue to move into the testing phases of the plan which are expected to conclude primarily in 1999.

Costs: The project to date has involved internal staff costs as well as consulting expenses to prepare the systems for the year 2000. Costs to date for the Century Change project have been approximately $4.1 million ($2.9 million of which relate to 1998). Administration, programming, testing and implementation of system applications relating to the Century Change project are expected to cost an additional $2.5 million over the next 12 months. Approximately $3.7 million, including costs to date in 1998, is expected to be expensed during 1998 with the remaining $1.7 million through the end of 1999.

Risks of Non-Compliance: The Company has reviewed the Century Change status of vendors who perform outside processing, those whose software the Company uses for internal processing and those third parties with whom the Company does significant business. Accordingly, the Company has recognized that year 2000 non-compliance could materially adversely affect the financial position, results of operations and cash flows of the Company. As a result, the Company has contacted all significant related third parties in an effort to determine year 2000 compliance. In those instances where the Company has ascertained a potential non-compliance, the Company will seek alternative year 2000 compliant third parties. This process is on-going and the Company has started to conduct system testing, as needed, with such third parties, which will conclude in 1999. While the Company is taking what it believes are the appropriate safeguards, there can be no assurances that the failure of such third parties to be year 2000 compliant will not have a material adverse impact on the Company.

Contingency Planning: The Company's Executive Committee is currently reviewing issues dealing with identifying possible year 2000 worst case scenarios and the development of contingency plans to respond to the likelihood of these situations. The Company anticipates that Contingency Plans will be discussed, and completed for all material systems and relationships during the first quarter of 1999.

The Commerce Group, Inc. and Subsidiaries

Stock Buyback and Dividends

The Company began a stock buyback program during the second quarter of 1995. The program, which was approved by the Board of Directors on May 19, 1995, authorizes the Company to purchase up to 3 million shares of Treasury Stock. Since the inception of the program through September 30, 1998, the Company has purchased 1,957,348 shares of Treasury Stock, none of which were purchased during the first nine months of 1998. Additionally, the Company's Employee Stock Ownership Plan has purchased more than 699,000 shares in open market transactions since the buyback program was announced, of which 89,000 shares were purchased during the first nine months of 1998 for $3,017,000.

On September 18, 1998, the Company paid a quarterly dividend of $0.27 to stockholders of record as of September 4, 1998. The Company increased its quarterly dividend to stockholders from $0.26 to $0.27 during the second quarter of 1998.




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

The Commerce Group, Inc. and Subsidiaries


PART II - OTHER INFORmation


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)	Form 8-K - none filed during the third quarter of 1998.





















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



                                          THE COMMERCE GROUP, INC.




                                           RANDALL V. BECKER
                                           Randall V. Becker
                                Treasurer and Chief Accounting Officer

The Commerce Group, Inc. and Subsidiaries


PART II - OTHER INFORmation



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)	Form 8-K - none filed during the third quarter of 1998.




















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