Form 10-K
period 1998-12-31
COMMERCE GROUP INC /MA
filed 1999-03-30
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
	OF 1934
	For the fiscal year ended December 31, 1998

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE
	ACT OF 1934 [NO FEE REQUIRED]
	For the transition period from	 to 				.

	Commission file number 0-16882

The Commerce Group, Inc.
(Exact name of registrant as specified in its charter)

		Massachusetts				04-2599931
	(State or other jurisdiction	  (IRS Employer Identification No.)
		     of incorporation)

		       211 Main Street					   01570
		 Webster, Massachusetts					(Zip Code)
	(Address of principal executive offices)

Registrant's telephone number, including area code: (508) 943-9000 Securities registered pursuant to Section 12(b) of the Act:

							Name of each Exchange
	Title of each Class			  on Which Registered  Common
Stock, $.50 Par Value Per Share	     New York Stock Exchange

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

	The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1999, was approximately $611,511,853.

	As of March 1, 1999, the number of shares outstanding of the registrant's common stock (exclusive of treasury shares) was 35,217,852.

DOCUMENTS INCORPORATED BY REFERENCE

	Parts I and II of this Form 10-K incorporate by reference information from the registrant's annual report to stockholders for the fiscal year ended December 31, 1998 (the "1998 Annual Report"). The 1998 Annual Report, except for portions thereof which have been specifically incorporated by reference, shall not be deemed "filed" as part of this Form 10-K.

	Portions of the registrant's definitive Proxy Statement for its annual meeting of stockholders which the Company intends to file within 120 days after the end of the registrant's fiscal year ended December 31, 1998 are incorporated by reference into Part III hereof as provided therein.

TABLE OF CONTENTS

										    Page
Glossary of Selected Insurance
Terms................................................	 3

Part I
Item 1.
	Business..........................................................
 ......	 7
		A.
	General...........................................................
	11
		B.	Commonwealth Automobile
Reinsurers................................	13
		C.
	Marketing.........................................................
	15
		D.
	Underwriting......................................................
	17
		E.
	Reinsurance.......................................................
	18
		F.	Settlement of
Claims..............................................	20
		G.	Loss and Loss Adjustment Expense
Reserves.........................	21
		H.	Operating
Ratios..................................................	24
		I.
	Investments.......................................................
	25
		J.
	Regulation........................................................
	27
		K.
	Competition.......................................................
	32
		L.	Other
Matters.....................................................	32
Item 2.
	Properties........................................................
 ......	33
Item 3.	Legal
Proceedings.......................................................
	33
Item 4.	Submission of Matters to a Vote of Security
Holders.....................	33
Item 4A.	Executive Officers of the
Registrant....................................	34

Part II

Item 5.	Market for Registrant's Common Stock and Related Stockholder
Matters....	36
Item 6.	Selected Financial
Data.................................................	36
Item 7.	Management's Discussion and Analysis of Financial Condition
and
		 Results of
Operations..................................................	36
Item 7a.	Qualitative and Quantitative Disclosures about Market
Risk..............	36
Item 8.	Financial Statements and Supplementary
Data.............................	37
Item 9.	Changes in and Disagreements with Independent Auditors on
Accounting
		 and Financial
Disclosure...............................................	37

Part III

Item 10.	Directors and Executive Officers of the
Registrant......................	37
Item 11.	Executive
Compensation..................................................	37
Item 12.	Security Ownership of Certain Beneficial Owners and
Management..........	37
Item 13.	Certain Relationships and Related
Transactions..........................	37

Part IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form
8-K.........	38

	Signatures........................................................
 ......	39
		Index to Financial Statement
Schedules..................................	41
		Index to
Exhibits.......................................................	54

GLOSSARY OF SELECTED INSURANCE TERMS

Assumed premium.................... Premiums acquired or allocated to an insurer other  than
through its independent agencies.

Best's............................. A.M. Best Company, Inc. is a  rating agency reporting on
the financial condition of insurance
companies. A.M. Best's statistics
cited in this Form 10-K are based
upon information voluntarily
submitted to it by insurers. The
Company is aware of at least one
Massachusetts domestic insurer that
has not submitted data to Best's and
therefore may not be reflected in
Best's market share statistics.

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

Commissioner....................... The  Commissioner of  the Division
of Insurance  of the
Commonwealth of Massachusetts.

Commonwealth Automobile
Reinsurers ("C.A.R.").............. C.A.R. is a Massachusetts mandated reinsurance mechanism,
under which all premiums, expenses
and losses on ceded business are
shared by all insurers. It is
similar to a joint underwriting
association because a number of
insurers (46 in 1998) act as
Servicing Carriers for the risks it
insures.

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

Domestic insurer................... An insurance company that operates in the state in which it is
licensed.

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

Safe Driver Insurance Plan ("SDIP") A  program  mandated  by
Massachusetts state law  that
encourages safe driving by rewarding
drivers who do not cause an
accident, or incur a traffic law
violation and by making sure that
high-risk drivers pay a greater
share of insurance costs.  Under
SDIP, drivers incur surcharge points
for traffic violations and at-fault
accidents.  Drivers also earn credit
points for each incident free year.
Drivers begin at a starting or
neutral SDIP Step 15.  Drivers can
earn credits down to SDIP Step 9,
the lowest step, and incur surcharge
points up to SDIP Step 35, the
highest step.

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

Statutory accounting practices
  ("SAP").......................... Recording  transactions and preparing financial  state-
ments in accordance with the rules
and procedures prescribed or
permitted by an insurer's state
insurance regulatory authority for
the purposes of financial reporting
to regulators, which in general
reflect a liquidating, rather than
going concern, concept of
accounting.

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

PART I

ITEM 1. BUSINESS

	The Commerce Group, Inc. (the "Company"), was incorporated in 1976. The Company is engaged principally in providing personal and commercial property and casualty insurance in Massachusetts primarily through it's subsidiary, The Commerce Insurance Company ("Commerce"), which was incorporated in 1971. The Company's principal insurance line is motor vehicle insurance, primarily covering personal automobiles.
The Company also offers commercial automobile, homeowners, inland marine, fire, general liability and commercial multi-peril insurance. The Company also writes insurance in the state of California through Commerce West Insurance Company ("Commerce West") formerly Western Pioneer Insurance Company, a personal automobile insurer located in Pleasanton, California, which was acquired on August 31, 1995. In November 1998, Commerce formed a joint venture (ACIC Holding Co., Inc.), with AAA Southern New England ("AAA SNE") to purchase Automobile Club Insurance Company, located in Columbus, Ohio, a property and casualty insurer with policies in twenty-eight states and licensed in several others. In conjunction with this acquisition, which was completed on January 29, 1999, the newly acquired company's name was changed to American Commerce Insurance Company ("ACIC"). In addition to the property and casualty insurance businesses, the Company originates residential and commercial mortgages on a limited basis within Massachusetts and Connecticut and operates an insurance agency dealing in a full line of insurance products, including those of the Company.

	The Company's business strategy is to focus its insurance activities primarily on the personal automobile market. The Company has over, 757,000 polices in force throughout the Commonwealth of Massachusetts. The Company, through Commerce and Citation Insurance Company ("Citation"), wholly-owned subsidiaries of Commerce Holdings, Inc. ("CHI") which is a wholly-owned subsidiary of the Company, has been the largest writer of personal property and casualty insurance in Massachusetts in terms of market share of direct premiums written since 1990. At year end 1998 and 1997, the Company's Massachusetts private passenger automobile market share was 21.6% and 21.8%, respectively.
The Company is also one of the leading writers of commercial automobile insurance in the Commonwealth. During 1998, 98.3% of the Company's $796,858,000 in direct premiums written were derived from personal automobile, commercial automobile and homeowners insurance, its three core lines of business. These lines represented $687,232,000, $36,299,000 and $59,761,000, or 86.2%, 4.6% and 7.5%, respectively, of the Company's direct premiums written.

	The Company attributes its success primarily to its strong
relationships with   professional independent agencies that provide
quality business for the Company. Other factors that have been important to its success include an in-depth understanding of the Massachusetts regulatory and underwriting environments, advanced information systems, an extensive underwriting data base and beginning in 1995, the ability to compete in an affinity group marketing environment.

	Because the Company offers its product lines only through independent agencies, its relationships with those agencies are critical to its continued success. The Company believes that it is the preferred provider for most of its agencies and that, as a result of such position, it has gained access to policyholders with average or above-average underwriting profit characteristics in its personal and commercial automobile insurance lines. The Company carefully selects and retains agencies whose premium growth and loss ratio experience meet the Company's agency criteria, and devotes substantial resources to fostering and maintaining strong relationships with its existing agencies. The Company pays its agencies significant compensation in the form of profit sharing which is based in part on the underwriting profits of the agency's business written with the Company. In addition, the Company occasionally sponsors incentive award programs to encourage agent profitability and growth. (Refer to Part I Item 1C - Marketing for current program details.)

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

	The Company's focus on automobile and homeowners insurance primarily in Massachusetts has also been a factor in its success. The terms, conditions and mandated rates of personal automobile insurance are subject to extensive regulation. Because the Company has primarily served the Massachusetts market, it has both an in-depth understanding of this market and the ability to respond effectively to shifts in the state's regulatory and underwriting environments. Currently, the Company is required to accept virtually all automobile insurance business submitted to it by its agencies. The Company's ability to underwrite this business profitably, however, depends on its understanding of the risks in the business as well as its management of reinsurance through C.A.R.

	Beginning in the latter part of 1995, the Company began to actively pursue affinity group marketing programs. The primary purpose of affinity group marketing programs is to provide participating groups with a convenient means of purchasing private passenger automobile insurance through associations and employee groups. Emphasis is placed on writing larger affinity groups, although accounts with as few as 25 participants are considered. Affinity groups are eligible for rate discounts which must be filed annually with the Division of Insurance. In general, the Company looks for affinity groups with mature/stable membership, favorable driving records and below average turnover ratios. Participants who leave the sponsoring group during the term of the policy are allowed to maintain the policy until expiration. At expiration, a regular Commerce policy may be issued at the insured's option.

	During the latter part of 1995, Commerce signed affinity group marketing agreements with the five American Automobile Association Clubs of Massachusetts ("AAA clubs") offering a 10% discount on private passenger automobile insurance to the clubs' members who reside in Massachusetts. In 1997, two AAA clubs were consolidated, therefore leaving only four clubs. In 1998, primarily as a result of four consecutive private passenger rate reductions, the Company reduced the AAA clubs discount from 10% to 6%. In 1999, the same 6% percent AAA club discount was approved for policies effective as of January 1, 1999. The AAA clubs discount can be combined with safe driver deviations for up to a 13.5% reduction from the 1999 state mandated rates. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and has been the primary reason for a 43.2% increase in the number of personal automobile exposures written by Commerce since year-end 1995. As expected, this increase leveled off in 1998 as evidenced by the 1.9% increase in personal automobile exposures as compared to increases of 8.3% in 1997 and 29.8% in 1996. In 1998, total direct premiums written attributable to the AAA group business were $457,430,000 or 57.3% of the Company's total direct premiums written (68.7% of the Company's total Massachusetts personal automobile premium), an increase of 8.1% over 1997. Total exposures attributable to the AAA clubs group business were 547,100 or 67.6% of total Massachusetts personal automobile exposures in 1998, an increase of 25,002 or 4.8% over 1997. Of the total Massachusetts automobile exposures written by the Company, approximately 11% were written through insurance agencies owned by the AAA clubs. The remaining 89% were written through the Company's network of independent agents.

	Initially, the Massachusetts statute governing group marketing programs required that 35% of the eligible members must participate in a group marketing program within one year. Accordingly, Commerce, in coordination with the AAA clubs, aggressively pursued AAA members for the AAA Affinity Group Marketing Program. At December 31, 1996, Commerce had achieved the objective of writing more than 35% of the AAA members within the first year, as over 300,000 AAA members joined the program. The particular portion of the statute, dealing with achieving the 35% penetration level in one year, was amended by the Massachusetts Legislature in early 1997 to allow two years to reach the required penetration level. This requirement has subsequently been waived by the Massachusetts Legislature for 1998 and 1999. Waiving the penetration requirements allows insurance companies to continue offering group discounts without reaching the 35% level. The waiver of penetration requirements cannot be predicted for years beyond 1999.

	Commerce and the AAA clubs have agreed that Commerce shall be their exclusive underwriter of Massachusetts personal automobile group programs. This contract may be terminated by the AAA clubs upon written notice to Commerce, whose termination shall take effect at a minimum of three years from notice of termination.

	Since 1996, the Company has been granted approval to offer its Massachusetts customers safe driver deviations to drivers with Safe Driver Insurance Plan ("SDIP") classifications of either Steps 9 or 10. Safe driver deviations are rate discounts based on the customers driving record and resulting SDIP classification. Steps 9 and 10 are the two best driver SDIP classifications in Massachusetts, representing drivers with no at fault accidents and not more than one minor moving vehicle violation in the last six years. In January 1999, in response to the average personal automobile rate decisions over the last several years, the Company filed for and ultimately received approval to offer SDIP deviations of 8% for Step 9 and 3% for Step 10 for the 1999 calendar year. At December 31, 1998, 67.8% of the Company's exposures were eligible for either Step 9 or Step 10 deviations. For drivers that qualify, the Company's 1999 affinity group automobile discounts and SDIP deviations can be combined for up to a 13.5% (Step 9) and 9.8% (Step 10) reduction from the state mandated rates. This can be compared to the SDIP deviations of 15% for Step 9 and 4% for Step 10 SDIP classifications for the 1998 calendar year. For drivers that qualified, the Company's 1998 group automobile discounts and SDIP deviations could have been combined for up to a 20.1% (Step 9) and 9.8% (Step 10) reduction from the state mandated rates.

	In November 1997, the Company received state regulatory approval to implement an installment fee of $3.00 on each invoice following the down payment, for all personal lines policies with effective dates of January 1, 1998 and beyond. As a result of this change, premium finance and service fees increased $6,366,000 or 90.0% in 1998. Previously, for 1997 and 1996, the Company had utilized a "late fee" system.

	The Company's other than personal automobile products tend to be derived from its other two core product lines and therefore have had relatively predictable risk profiles. The Company offers a preferred risk homeowners product through Citation, which has an alternative pricing schedule for selected insureds meeting more restrictive underwriting guidelines. Citation also provides a separate rating tier for preferred commercial automobile business. Approximately 22.0% of the voluntary commercial automobile premium produced by its voluntary agents in 1998 was written by Citation. The Company expects that this secondary rating tier will continue to assist the Company in retaining its better commercial automobile accounts, while also further increasing the percentage of commercial automobile business that can be retained voluntarily by the Company in 1999 and beyond.

	The Company's long-term commitment to providing consistent markets for Massachusetts independent agencies, coupled with the withdrawal by several national companies from the Massachusetts personal automobile market, which occurred during the years 1987 through 1991, has been a significant factor in enabling the Company to increase and maintain its market share by contracting with agencies which meet its agency criteria. The Company believes that Massachusetts agencies are more likely to seek to develop and expand relationships with domestic insurers, which, like the Company, have a long-term commitment to the Massachusetts personal automobile market.

	In the past, the Company has devoted substantial time and resources to the development of its current information systems, which enhanced both its underwriting and its agency support. Through the use of several customized software programs, the Company has the ability to analyze its internal historical underwriting data and use such information in making, in the Company's belief, more informed underwriting decisions. In particular, the Company believes that the amount and extent of detail data accumulated as a result of its share of the Massachusetts personal automobile market gives the Company a competitive advantage in determining which automobile risks to reinsure through C.A.R. The Company's information systems also enable it to provide extensive support to its agencies. This support includes a direct billing system, which covers over 97% of the Company's policyholders, an on-line inquiry system, which allows agencies to ascertain the status of pending claims and direct bill information and a system which allows Company agencies to quote premiums for the Company's three core product lines directly to policyholders.

Internal Software Development Project with PMSC

	The Company previously announced that it had entered into an agreement with, and purchased software known as Series III from, Policy Management Services Corporation ("PMSC") to allow for development of internal operating systems to enable the Company to first process policies in states outside of Massachusetts and eventually to replace the Company's systems for Massachusetts business. Although the Company began writing business in Rhode Island in early 1998 on the Series III system, in early 1999 the Company stopped work on all development. The Company is currently in the process of negotiating with PMSC as to the future continuation of the Series III system. Costs to date for this effort have been approximately $47.0 million, of which $18.4 million is applicable to 1998. Funds expended to date included the purchase of a main frame computer, license fees and the costs associated with programming, implementation and training. The vast majority of these costs were expensed as incurred.


Year 2000 Compliance

	The year 2000 issue exists primarily because most computer programs were originally coded to recognize only the last two digits in the date field. If not addressed and corrected, many systems could fail and produce erroneous results. The impact of this could lead to a material adverse impact upon the Company's business including policy and claims processing. As a result, considerable effort has taken place to assess the impact and determine whether to replace and/or reprogram the systems in order for the systems to distinguish the intended year. The Company subsequently initiated the Century Change project to address all internal/external systems, software, agents, third parties and vendors in dealing with year 2000 compliance.

	The Century Change project, enlisting both a redeployment of internal resources and additional external consultant resources, involved the development of a formal plan to address the Year 2000 problem and has progressed in accordance with that plan. The Company's plan, which was designed to, and is proceeding so as to, avoid any material adverse business production issues, organized corporate systems into four sub-categories: Data Exchange, AS400 Systems/Programs, PC Applications and PC Based Vendor Purchased Application Software. Different sub-plans were established for each category with the same Year 2000 objective in mind. As a result of this effort, the majority of the programming changes dealing with policy issuance, claims processing and maintenance have been completed as of October 1998. Other internal changes are expected to be completed in accordance with specified delivery dates as outlined in the plan. Looking forward, the project has and will continue to move into the testing phases of the plan which will primarily conclude at the end of the second quarter 1999.

	The Company has reviewed the Century Change status of vendors who perform outside processing, those whose software the Company uses for internal processing and those third parties with whom the Company does significant business. Accordingly, the Company has recognized that year 2000 non-compliance could materially adversely affect the financial position, results of operations and cash flows of the Company. As a result, the Company has contacted all significant related third parties in an effort to determine year 2000 compliance. This program includes sending out questionnaires to our major business partners, including our agents, regarding their year 2000 readiness. Based on the responses received to date, the Company does not any anticipate any potential impact on it's operations or financial condition. If there are instances where the Company ascertains a potential non-compliance, the Company will seek alternative year 2000 compliant third parties. This process is on-going and the Company has started to conduct system testing, as needed, with such third parties, which will conclude in 1999. While the Company is taking what it believes are the appropriate safeguards, there can be no assurances that the failure of such third parties to be year 2000 compliant will not have a material adverse impact on the Company. The Company expects that the implementation of the contingency plans, if necessary, will not have a material adverse effect on the Company's ability to conduct its business or on its operating results or financial condition.

	The Company's Executive Committee, as well as all departments in the Company, are currently reviewing issues dealing with identifying possible year 2000 worst case scenarios and the development of contingency plans to respond to the likelihood of these scenarios. Contingency Plans will be discussed and developed, where deemed appropriate, for all material systems and relationships during the first half of 1999. At a minimum, contingency plans will be developed for the continuation of policy and claim processing in the event that the Company's computer systems are not available due to a year 2000 related failure.

	The project to date has involved internal staff costs as well as consulting expenses to prepare the systems for the year 2000. Total costs to date for the Century Change project have been approximately $4.9 million ($3.6 million of which relate to 1998). Costs to date applicable to internal staff and external consulting have been approximately $1.6 million and $3.3 million, respectively ($1.1 million and $2.5 million, respectively, relate to 1998). Administration, programming, testing and implementation of system applications relating to the Century Change project are expected to cost an additional $1.9 million in 1999.


Market Risk:  Interest Rate Sensitivity and Equity Price Risk

	The Company's investment strategy emphasizes investment yield while maintaining investment quality. The Company's investment objective is to maintain high quality diversified investments structured to maximize after-tax investment income while minimizing risk. The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. Periodically sales have been made from the Company's fixed maturity portfolio to actively manage portfolio risks, including credit-related concerns, to optimize tax planning and to realize gains. This practice will continue in the future.

	In conducting investing activities, the Company is subject to, and assumes, market risk. Market risk is the risk of an adverse financial impact from changes in interest rates and market prices. The level of risk assumed by the Company is a function of the Company's overall objectives, liquidity needs and market volatility.

	The Company manages its overall market risk by focusing on higher quality equity and fixed income investments, by continuously reviewing the credit strength of all companies in which investments are made, by limiting exposure in any one investment and by monitoring the quality of the investment portfolio by taking into account credit ratings assigned by recognized rating organizations.

	As part of its investing activities, the Company assumes positions in fixed maturity, equity, short-term and cash equivalents markets.
The Company is, therefore, exposed to the impacts of interest rate changes in the market value of investments. For 1998, the Company's exposure to interest rate changes and equity price risk has been estimated using sensitivity analysis. The interest rate impact is defined as the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks. The equity price risk is defined as a hypothetical change of plus-or-minus 10% in the fair value of common stocks. Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. Based on the results of the sensitivity analysis at December 31, 1998, the Company's estimated market exposure for a 200 basis point increase (decrease) in interest rates was calculated. A 200 basis point increase results in a $42,665 decrease in the market value of the fixed maturities and preferred stocks. A 200 basis point decrease results in a $46,732 increase in the market value of the same securities. The equity price risk at December 31, 1998, based upon a 10% increase in the fair value of common stocks would increase $28,396. Based upon a 10% decrease, common stocks would decrease $28,396.


A. General

Insurance Lines

	Commerce and Citation, the Company's Massachusetts property and casualty insurance subsidiaries, currently have a combined Best's rating of A (Excellent). Commerce West, the Company's California property and casualty subsidiary, currently has a Best's rating of A- (Excellent). The Company's new acquisition ACIC currently has a Best's rating of A (Excellent). According to Best's, an insurer with an Excellent rating has demonstrated, in Best's opinion, excellent overall performance when compared to standards developed by Best's.

	Direct premiums written totalled approximately $796,858,000 in 1998, of which motor vehicle insurance accounted for approximately $723,531,000, homeowners insurance accounted for approximately $59,761,000 and commercial multi-peril insurance accounted for approximately $8,216,000. During 1997, direct premiums written totalled approximately $768,649,000, of which motor vehicle insurance accounted for approximately $698,149,000, homeowners insurance accounted for approximately $56,681,000 and commercial multi-peril insurance accounted for approximately $8,726,000. Earned premiums are included in total revenues of the Company and represent the net earned premiums remaining after assumed and ceded reinsurance. In 1998 and 1997, total revenues included insurance premiums earned of approximately $745,620,000 and $730,497,000, respectively. Motor vehicle insurance accounted for approximately 96.1% and 94.6%, homeowners insurance accounted for approximately 3.1% and 4.2% and commercial multi-peril insurance accounted for approximately 0.5% and 0.9% of total earned premiums, in 1998 and 1997, respectively.

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

	Personal automobile insurance is subject to extensive regulation. Marketing and underwriting strategies for companies operating in Massachusetts continue to be dominated by automobile premium rates and commission levels which are mandated by the Massachusetts Division of Insurance and by current and prospective legislation affecting the industry. Automobile premium rates in Massachusetts are among the highest in the nation as a direct result of high costs incurred by companies which provide this type of protection. Claims, the costs associated with the processing and settling of claims, assessments required to subsidize the involuntary market mechanism, accident rates, bodily injury claims and medical care costs remain among the highest in the nation. Additionally, traffic density, as defined by vehicle miles divided by highway miles, is among the highest in the nation.

	During the three-year period from 1996 to 1998, Massachusetts personal automobile insurance premium rates decreased an average of 4.9% per year. The Commissioner approved an average 0.7% increase in personal automobile premiums for 1999, the first increase since 1994. Average mandated rates decreased by 4.0%, 6.2% and 4.5% in 1998, 1997 and 1996, respectively. Coinciding with the 1999 rate increase, the Commissioner also approved a 1.0% increase in commission rates to agents selling private passenger automobile insurance for 1999. The decision slightly offsets the financial impact of the average 0.7% increase in personal automobile premiums for 1999.

	Although average mandated personal automobile premium rates decreased 4.0% in 1998, the impact upon the Company resulted in a 2.6% increase in the average personal automobile premium per exposure. The 2.6% increase for the Company was due to the facts that the rate decision did not anticipate purchases of new automobiles in the year to which the rate decision applied and, secondly, the Company's mix of personal automobile business differs from that of the industry.

	The 1997, 1998 and 1999 average rate decisions were partially driven by corrections for an industry error that had impacted prior year rate decisions. The industry error resulted from a miscalculation of industry expense allowances that had the effect of overstating rates for 1991 through 1996. Mandated rates for 1997, 1998 and 1999 include an adjustment to recoup $176 million from the industry. The adjustment included in the rate decision to recoup the error was phased in at 40%, 40% and 20% in 1997, 1998 and 1999.

	The estimated earned premium impact of the above item was approximately $15.3 million for 1997, $23.9 million for 1998 and is expected to be approximately $14.0 million for 1999. The earnings per share after-tax impact resulting from lower earned premiums has been estimated at $0.28 for 1997, $0.43 for 1998, and is estimated to be $0.24 for 1999. If the Company's 1999 market share increases (decreases), a larger (smaller) financial impact will result.

	Also factored into the 1999 rate decision were two sanctions levied by the Commissioner against the Massachusetts personal automobile insurance industry. One fine, amounting to $6 million, was imposed as a result of the industry's alleged failure to show that it adhered to adequate cost containment efforts as identified by the Commissioner. A second fine of $3 million was allegedly the result of what the Commissioner termed "incomplete compliance" on the part of the Automobile Insurers Bureau of Massachusetts ("AIB") with a discovery order concerning disclosure of certain information as identified by the Commissioner. The industry and several insurance carriers, including Commerce, are appealing one or both of the sanctions.

	In August 1998, then Acting Massachusetts Governor, Paul Cellucci ("Governor"), signed legislation granting Massachusetts-based insurers, that choose to participate, $48 million a year in total tax relief in exchange for a, total industry wide, $200 million investment commitment to low income communities over a five-year period. The legislation amounts to a gradual elimination of the 1.0% gross investment tax for those insurers choosing to commit funds to these community investments. The legislation effectively taxes Massachusetts based insurers at rates levied equal with out-of-state insurers. Prior to the legislation, Massachusetts was the only state in the nation to tax domestic insurers at higher rates than charged to non-domestic insurers. If the overall $200 million goal is attained, all domestic insurers will benefit from the lower tax rate. The Company is currently analyzing the potential benefits of participating in this program.

	The Company also offers homeowners insurance in Massachusetts, including a very limited amount of policies in designated coastal areas. The Company's standard homeowners policy is an all risk, replacement cost insurance policy covering a dwelling and the contents contained therein. The Company's published limits of liability for property damage to a dwelling are a minimum coverage of $60,000 and a maximum coverage of $600,000, although some policies over this amount are written on an exception basis. For personal liability, the minimum coverage is $100,000 and the maximum coverage is $1,000,000. The average dwelling coverage amount per policy is approximately $150,000, and generally, the average amount of contents coverage is 70% of the amount of coverage for the dwelling, with limitations on the amount of coverage per item placed on securities, cash, jewelry, furs, silverware and firearms. However, additional coverage for such items can be purchased on a scheduled personal property basis. The Company also offers $1,000,000, $2,000,000 and $3,000,000 personal liability umbrella coverage for homeowners policies requiring certain specified underwriting coverages which are reinsured through American Reinsurance Corporation.

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

Mortgage Operations

	Insurance companies are authorized to invest in mortgages and the Company formed Bay Finance Company, Inc. ("Bay Finance") to originate and service residential and commercial mortgages in Massachusetts and Connecticut. During fiscal 1998, 1997 and 1996 the mortgage operations accounted for approximately $5,049,000, or 0.6%, $4,448,000, or 0.5% and $4,249,000, or 0.6% of the Company's consolidated total revenues, respectively.

Insurance Agency

	Clark-Prout Insurance Agency, Inc. ("Clark-Prout") is a wholly-owned insurance agency that writes both for the Company and for other insurance companies. During fiscal 1998, 1997 and 1996, Clark-Prout's revenues amounted to $785,000, or 0.1%, $840,000, or 0.1% and $930,000,
or 0.1% of the Company's consolidated total revenues, respectively. The decrease in Clark-Prout's revenue is due to a change in how its customers are billed.

Segment Information

	The information in Note M in the Company's 1998 Annual Report is incorporated herein by reference.

B. Commonwealth Automobile Reinsurers

	A significant aspect of the Company's automobile insurance business relates to its interaction with C.A.R. C.A.R. is a state-mandated reinsurance mechanism, which enables the Company and approximately 45 other writers of automobile insurance in Massachusetts ("Servicing Carriers") to reinsure any undesirable automobile risk. Servicing Carriers, which are responsible for over 99.0% of total direct premiums written for personal automobile insurance in Massachusetts, are required to offer automobile insurance coverage to all eligible applicants pursuant to "take-all-comers" regulations, but may reinsure undesirable business with C.A.R. In addition, Servicing Carriers are obligated to accept involuntary agencies, known as ERPs, from C.A.R. and to provide an automobile insurance market in Massachusetts for those agencies.

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

	An insurer's proportionate share of the C.A.R. deficit is allocated on the basis of a formula called a participation ratio, which can vary significantly between the personal and commercial pools, and between different policy years. Under current regulations, an insurer's share of the C.A.R. deficit is based upon its market share for retained automobile risks for the particular pool, adjusted by a utilization formula, such that, in general, its participation ratio is disproportionately and adversely affected if its relative use of C.A.R. reinsurance exceeds that of the Massachusetts industry and favorably affected if its relative use of C.A.R. reinsurance is less than that of the Massachusetts industry. At year end 1998 and 1997, the Company's Massachusetts private passenger automobile market share was 21.6% and 21.8%, respectively. The current formula also contains a provision whereby certain high risk business, if reinsured through C.A.R., is excluded in determining an insurer's participation ratio. Finally, for the personal automobile C.A.R. pool, an insurer's participation ratio may be affected by credits received for not reinsuring through C.A.R. automobile risks in selected underpriced classes and territories. An insurer's participation ratio will be favorably affected if its relative use of credits exceeds the Massachusetts industry's.

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

	The C.A.R. utilization-based participation ratio has been in place since 1993, and individual companies in the marketplace make minor yearly changes to find the optimum balance between voluntary and ceded writings. In 1998, the Company ceded approximately $63,268,000 or approximately 8.2% of the Company's Massachusetts personal automobile direct premiums written, which was approximately the same as in 1997.
The Company's strategy has been to voluntarily retain more of the types of personal automobile business that are factored as credits favorably impacting the utilization formula. As a result of the credits impacting the utilization formula, the Company estimates its personal automobile participation ratio in C.A.R. to be approximately 16.7% at December 31, 1998. This ratio is several percentage points below the Company's estimated 21.6% share of the Massachusetts personal automobile market. Significant changes in the industry-wide private passenger cession percentage are not expected for 1999.

	Although commercial automobile insurance is a relatively smaller portion of the Company's total insurance writings, the related commercial automobile risk selection decisions remain an important element in determining profitability. In 1998, the Company ceded approximately $7,167,000 or 24.1% of the Company's Massachusetts commercial automobile direct premiums written, a decrease of $1,348,000 or 15.8% from 1997.

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

C. Marketing

	The Company markets its insurance products through a network of licensed independent agencies, 534 throughout Massachusetts (of which 142 are ERPs), 219 in California and an additional 38 as a result of the recent acquisition of ACIC. These independent agencies may also represent other insurance companies, some of which may compete directly with the Company. The independent insurance agencies are under contract with the Company's subsidiaries and must conduct their business according to the provisions of their contract. Contracts for Massachusetts agencies may be terminated by the Company upon 180 days' notice to the agency or at will by the agency.

	The Company seeks to establish long-term relationships with agencies that can generate a sizable volume of business with profitable underwriting characteristics and for which the Company will be among the top two or three preferred writers of its core products. The Company also assesses whether the mix of a prospective agency's business will expand the Company's presence in one or more of its core product lines. In 1998, each agency representing the Company in Massachusetts produced an average of approximately $1,422,000 of Company direct premiums written or a 6.5% increase as compared to 1997. Also in Massachusetts during 1998, 193 agencies produced in excess of $1.0 million of direct premiums written, an additional 53 agencies produced over $2.0 million, an additional 25 agencies produced over $3.0 million and lastly, an additional 12 agencies produced over $4.0 million. The Company's three largest agencies produced approximately $46.5, $13.9 and $9.4 million of the Company's direct premiums written, respectively, or approximately 5.8%, 1.7% and 1.2% in 1998. Total direct premiums written attributable to the AAA group business were $457,230,000 or 57.3% of the Company's total direct premiums written. Total exposures attributable to the AAA clubs group business were 547,100 or 67.6% of total personal automobile exposures in 1998, an increase of 25,002 or 4.8% over 1997. Of this amount, 11% was written through insurance agencies owned by the AAA clubs and 89% was written by the Company's network of independent agents.

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

	Company agencies receive commissions on policies written for the Company and are eligible to receive contingent commissions through a profit sharing arrangement. The Commissioner annually establishes a minimum average direct commission for personal automobile insurance, which in 1998 was 12.9%. With respect to policies reinsured through C.A.R., the maximum amount of commissions that C.A.R. will reimburse the Company is fixed at that prescribed rate. Consequently, there is an incentive for insurers not to permit their direct commission rate to vary materially from the prescribed rate. The Company's contingent commissions are tied to the underwriting profit on policies written by an agency based upon a rolling three year experience methodology. The Company generally pays up to 45% of the underwriting profit attributable to the agency's business. The profit sharing plan is a three year rolling plan, with one third of the current and two prior years profit years profit or loss, summed to a single payment. This amount, if positive, is multiplied by the profit sharing commission rate and paid to the agent. To qualify for profit sharing, a three-year average loss ratio of 50% to 55% or better is generally required. CAR credits for voluntary business written in urban area or credits for writing youthful operators on a voluntary basis increase the loss ratio eligibility for profit sharing up to 55% from 50%. Books of business with no available credits must achieve a lower loss ratio. In 1998, total commission expensed by the Company to its agencies amounted to 16.8% of direct premiums written, of which direct commissions and contingent commissions constituted 14.3% and 2.5%, respectively versus total commission expensed of 14.6%, of which 14.3% were direct and 0.3% were contingent in 1997. Direct commissions are higher than the personal automobile rates primarily due to higher commission rates on other lines of business. In September 1996, the Company announced a reduction to 20%, from a maximum of 25%, for the commission paid on homeowner insurance. This reduction is for policies effective March 1, 1997 and subsequent. In 1998, the Company's expense for contingent commissions was $20.0 million versus $2.2 million in 1997.

	The Company also occasionally sponsors incentive award programs to encourage and reward agency profitability and growth. The last such program occurred during 1996 with trips taking place during the first few months of 1997. This program resulted in 315 agents earning incentives at a total cost of approximately $4.3 million. Much of the success of these programs was attributable to group marketing programs.
In 1998, the Company initiated the T2000 Sales Incentive Contest. One part of the contest will conclude on December 31, 1999, the other will conclude on May 31, 2000 with agents earning incentive trips taking place in 2000. The estimated total cost is approximately $1.8 million of which approximately $678,000 was expensed in 1998.

	The Company's information systems enable it to provide extensive support to its agencies. This support includes a direct billing system, which covers over 97% of the Company's policyholders, an on-line inquiry system which allows agents to ascertain quickly the status of pending claims or direct bill information and a system which allows Company agents to quote many premiums directly to policyholders. The Company also emphasizes its commitment to enhancing and expanding the role of its information systems. The Company has provided agencies with the ability to generate personal automobile policies from their own offices and continuously explores new options on an ongoing basis.

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

	During the latter part of 1995, Commerce signed affinity group marketing agreements with the five American Automobile Association Clubs of Massachusetts ("AAA clubs") offering a 10% discount on private passenger automobile insurance to the clubs' members who reside in Massachusetts. In 1997, two AAA clubs were consolidated, therefore leaving only four clubs. In 1998, primarily as a result of four consecutive private passenger rate reductions, the Company reduced the AAA clubs discount from 10% to 6%. In 1999, the same 6% percent AAA club discount was approved for policies effective as of January 1, 1999. The AAA clubs discount can be combined with safe driver deviations for up to a 13.5% reduction of the state mandated rates. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and has been the primary reason for a 43.2% increase in the number of personal automobile exposures written by Commerce since year-end 1995. As expected, this increase leveled off in 1998 as evidenced by the 1.9% increase in personal automobile exposures as compared to increases of 8.3% in 1997 and 29.8% in 1996. In 1998, total direct premiums written attributable to the AAA group business were $457,430,000 or 57.3% of the Company's total direct premiums written (68.7% of the Company's total Massachusetts personal automobile premium), an increase of 8.1% over 1997.

Total exposures attributable to the AAA clubs group business were 547,100 or 67.6% of total Massachusetts personal automobile exposures in 1998, an increase of 25,002 or 4.8% over 1997. Of the total Massachusetts automobile exposures written by the Company approximately 11% were written through insurance agencies owned by the AAA clubs. The remaining 89% were written through the Company's network of independent agents.

	Initially, the Massachusetts statute governing group marketing programs required that 35% of the eligible members must participate in a group marketing program within one year. Accordingly, Commerce, in coordination with the AAA clubs, aggressively pursued AAA members for the AAA Group Marketing Program. At December 31, 1996, Commerce had achieved the objective of writing more than 35% of the AAA members within the first year, as over 300,000 AAA members joined the program. The particular portion of the statute, dealing with achieving the 35% penetration level in one year, was amended by the Massachusetts Legislature in early 1997 to allow two years to reach the required penetration level. This requirement has subsequently been waived by the Massachusetts Legislature for 1998 and 1999. Waiving the penetration requirements allows insurance companies to continue offering group discounts without reaching the 35% level. The waiver of penetration requirement cannot be predicted for years beyond 1999.

	Commerce and the AAA clubs have agreed that Commerce shall be its exclusive underwriter of Massachusetts personal automobile group programs. This contract may be terminated by the AAA clubs upon written notice to Commerce, whose termination shall take effect at a minimum of three years from notice of termination.

	Since 1996, the Company has been granted approval to offer its Massachusetts customers safe driver deviations to drivers with Safe Driver Insurance Plan ("SDIP") classifications of either Steps 9 or 10. Safe driver deviations are rate discounts based on the customers driving record and resulting SDIP classification. Steps 9 and 10 are the two best driver SDIP classifications in Massachusetts, representing drivers with no at fault accidents and not more than one minor moving vehicle violation in the last six years. In January 1999, in response to the average personal automobile rate decisions over the last several years, the Company filed for and ultimately received approval to offer SDIP deviations of 8% for Step 9 and 3% for Step 10 for the 1999 calendar year. At December 31, 1998, 68.7% of the Company's exposures were eligible for either Step 9 or Step 10 deviations. For drivers that qualify, the Company's 1999 affinity group automobile discounts and SDIP deviations can be combined for up to a 13.5% (Step 9) and 9.8% (Step 10) reduction from the state mandated rates. This can be compared to the SDIP deviations of 15% for Step 9 and 4% for Step 10 SDIP classifications for the 1998 calendar year. For drivers that qualified, the Company's 1998 affinity group automobile discounts and SDIP deviations could be combined for up to a 20.1% (Step 9) and 9.8% (Step
10) reduction from the state mandated rates.

	In November 1997, the Company received state regulatory approval to implement an installment fee of $3.00 on each invoice following the down payment, for all personal lines automobile policies with effective dates of January 1, 1998 and beyond. As a result of this change, premium finance and service fees increased $6,366,000 or 90.0% in 1998. Previously, for 1997 and 1996, the Company had utilized a "late fee" system.


D. Underwriting

	The Company seeks to achieve an underwriting profit, as measured by a statutory combined ratio of less than 100%, in each of its three core product lines in both hard and soft markets. The strategy is designed to achieve consistent profitability with substantial growth in net premiums written during hard markets and more modest growth during soft markets. All of the Company's policies have been written on a "claims incurred basis," meaning that the Company covers claims based on occurrences that take place during the policy period.

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

	The Company and each of the approximately 45 other Servicing Carriers must write all automobile risks submitted to them. Massachusetts personal automobile insurance rates are fixed annually by the Commissioner. All companies writing personal automobile policies are required to use such mandated rates, unless they have received prior approval from the Commissioner to offer a lower rate. The actual premium paid by a particular policyholder, however, is adjusted, either up or down, based upon the SDIP record of the insured operator. Moving violations and accidents for which the insured was at fault within the most recent six year period are used to determine each operator's SDIP surcharge or credit. The competitive nature of the Massachusetts personal automobile insurance market which began in 1995 continued through 1998 and into 1999.

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

	Under Massachusetts law, residential property owners are strictly liable for damages caused by lead poisoning in children under age six residing in the premises, unless the property owner has a Letter of Compliance or a Letter of Interim Control (i.e. has taken or is taking specific measures to prevent lead poisoning). The Company has reduced its exposure to lead poisoning by (i) excluding from coverage all intra-familial claims for bodily injury or medical expenses brought by minors living in an insured's household, (ii) revising its underwriting standards for new and renewal business to avoid insuring properties with lead poisoning hazards and (iii) excluding from homeowners and dwelling fire liability coverage all lead poisoning perils to children under the age of six on policies for properties built prior to 1978 that contain rental units and where strict liability for lead poisoning would otherwise apply. Effective on March 1, 1998 a similar exclusion was added to the Business Owners Program. With regard to the exclusion described in (iii), policy holders may buy a reinstatement of the excluded coverage through a policy endorsement for an additional premium, but very few such endorsements have been written. As a result of these remedial steps and its historical claims experience, the Company does not believe that its exposure to lead poisoning claims is material.

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

	In keeping with the Company's long-term growth objective to expand outside Massachusetts, the Company has also monitored potential acquisition opportunities of smaller automobile insurance companies that are in need of capital, have established management in place and present significant growth opportunities in their market areas. This objective has been exemplified by the 1995 acquisition of Commerce West, a personal automobile insurer, located in Pleasanton, California and, most recently, in January 1999, by the acquisition of ACIC, located in Columbus, Ohio.

	ACIC writes personal automobile and homeowners insurance solely through 38 independent agents affiliated with AAA automobile clubs. Commerce and AAA SNE intend that ACIC will retain its management team and staff and continue to have its principle office in Columbus, Ohio.

	Commerce, a subsidiary of the Company, invested $90.8 million in the joint venture (ACIC Holding Co., Inc.) to fund the ACIC acquisition and to capitalize the joint venture that is owned together with AAA SNE. Of this $90.8 million, Commerce invested $90 million in the form of preferred stock and an additional $800 representing its 80% common stock ownership. The terms of the preferred stock call for quarterly cash dividends at the rate of 10% per annum. AAA SNE invested $200 representing its 20% common stock ownership. Commerce intends to consolidate ACIC Holdings Co., Inc. and its wholly-owned subsidiary ACIC for financial reporting purposes. Since 1995, Commerce has maintained an affinity group marketing relationship with AAA Insurance Agency, Inc., a subsidiary of AAA SNE. AAA Insurance Agency, Inc. has been an agent of Commerce since 1985.


E. Reinsurance

	In addition to participating in C.A.R., the Company reinsures with other insurance companies on a claims incurred basis, a portion of its potential liability under the policies it has written, protecting itself against severe loss under individual policies, or catastrophic occurrences where a number of claims can produce an extraordinary aggregate loss. Reinsurance does not legally discharge the Company from its primary liability to the insured for the full amount of the policies, but it does make the reinsurer liable to the Company to the extent of the reinsured portion of any loss ultimately suffered. The Company seeks to utilize reinsurers which it considers adequately capitalized and financially able to meet their respective obligations under reinsurance agreements with the Company. The Company utilizes a variety of reinsurance mechanisms to protect itself against loss as described below.

Property and Catastrophe Reinsurance

	From September 30, 1995 through June 30, 1998, the Company had a combined property quota share and excess loss reinsurance contract which was written with six reinsurance companies. Under the quota share portion of the arrangement, the reinsurers indemnified the Company for 45% of the loss and LAE, and paid a commission allowance based on the ratio of losses incurred to premiums earned. In exchange, the Company paid to the reinsurers 49% of the net premium pertaining to the related business. The maximum per occurrence loss reimbursement was $50.0 million and the maximum annual aggregate occurrence loss reimbursement was $75.0 million. Under the excess loss reinsurance portion of the arrangement, the Company reinsured each risk, retaining $125,000 and reinsuring 100% of the next $875,000.

	Various catastrophe only reinsurance programs were utilized from 1996 through May, 1998 in conjunction with the quota share and excess loss program noted above.

	Effective July 1, 1998, the Company expanded the quota share portion of the program. A 75% quota-share reinsurance program was incepted, covering all non-automobile property and liability business, except umbrella policies. The excess loss portion of the program was reduced on July 1, 1998 and completely eliminated on September 30, 1998. The expanded program is split between Employers Reinsurance Corporation, American Re-Insurance Company, Nationwide Mutual Insurance Company and Swiss Reinsurance America Corporation. The maximum per occurrence loss reimbursement is the higher of 350% of premium ceded under the program or $175.9 million. The maximum annual aggregate occurrence loss reimbursement is the higher of 450% of premium ceded under the program or $226.1 million. A sliding scale commission, based on loss ratio, is utilized under this program. This program provides the Company with sufficient protection for catastrophe coverage so as to enable the Company to forego pure catastrophe reinsurance coverage, which was previously tailored in conjunction with the former quota share arrangement.

	The table below provides information depicting the approximate recovery under the expanded quota share contract at various loss scenarios, if a single catastrophe were to strike (in thousands):

										 Net Loss
				  Total		Reinsurance		Retained by
				  Loss 		 Recovery  		the Company
				$ 50,000		  $ 37,500		  $12,500
				 100,000		    75,000		   25,000
				 150,000		   112,500		   37,500
				 200,000		   150,000		   50,000
				 250,000		   175,875		   74,125

	Under the above scenario, the Company has no reinsurance recoveries for a single event catastrophe in excess of a total loss of approximately $234.5 million. The Company's estimated total loss on its other than automobile business for 100 and 250 year storms is $108.6 million and $184.2 million, respectively. The Company estimates were derived through the services of Swiss Reinsurance America Corporation who utilized the CLASIC model provided by Applied Insurance Research.

Written premiums ceded in 1998, 1997 and 1996 under the above mentioned programs were $54.0 million, $27.5 million and $26.6 million, respectively. Ceding commission income is calculated on a ceded earned premium basis.

Casualty Reinsurance

	Through December 31, 1996, casualty reinsurance was on an excess of loss basis for any one event or occurrence with a maximum recovery of $4.0 million over a net retention of $1.0 million. Effective January 1, 1997, casualty reinsurance is on an excess of loss basis for any one event or occurrence with a maximum recovery of $9.0 million over a net retention of $1.0 million. This coverage is placed with Swiss Reinsurance America Corporation (rated A+ by A.M. Best).

	Effective January 1, 1995, personal and commercial liability umbrella policies are reinsured on a 95% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $5.0 million for policies with underlying automobile coverage of $250,000/$500,000 or more. Effective January 1, 1996, the Company added personal liability umbrella reinsurance coverage for policies with underlying automobile coverage of $100,000/$300,000 on a 65% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $3.0 million. These coverages are placed with American Re-Insurance Company (rated A+ by A.M. Best).

	The Company believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limits, retentions, arbitration and occurrence. Based on its review of its reinsurers' financial statements and their reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound. The Company had no amount of reinsurance receivables more than 90 days past due at December 31, 1998.

F. Settlement of Claims

	Claims under insurance policies written by the Company are investigated and settled primarily by claims adjusters employed by the Company. The Company employs a staff of 715 people at its claims department, located in Webster, Massachusetts. In addition to these individuals, the Company utilizes the services of approximately 31 independent appraisal firms and 9 independent property adjusting companies who are strategically located throughout the state. The Company also has a special unit which investigates suspected insurance fraud and abuse. If a claim or loss cannot be settled and results in litigation, the Company retains outside counsel to represent it.

	The Company believes that through its claims staff of experienced adjusters, appraisers, managers, and administrative staff, it has higher customer satisfaction than many of its competitors. All claims office staff members work closely with agents, insureds and claimants with a goal of settling claims fairly, rapidly and cost effectively.

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

	Since 1996, the Company has been expanding a twenty-four (24) hour claim reporting service to third-party claimants and insureds of interested agencies. This service allows customers to report their first notice of a loss at anytime of the night or day; 365 days a year, including weekends and holidays. This reporting methodology allows the Company to improve customer satisfaction by making the initial claim handling much faster and ultimately reducing indemnity payments such as rental and storage. As of December 31, 1998, there were 230 agents who have signed up for this claim reporting methodology; these agents represent approximately 55% of total claim volume. The Company anticipates growth in this program as it continues to discuss this service with those agencies who have not yet been solicited to participate.


G. Loss and Loss Adjustment Expense Reserves

	Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and LAE. The Company's reserving policy is intended to result in a small redundancy. Quarterly, the Company reviews these reserves internally. Regulations of the Division of Insurance require the Company to annually obtain a certification from either a qualified actuary or an approved loss reserve specialist that its loss and LAE reserves are reasonable.

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

	By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, the Company estimates
the ultimate net liability for losses and LAE.    After taking into
account all relevant factors, management believes that the provision for losses and LAE at December 31, 1998 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability may be greater or lower than reserves. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods. The Company's loss and LAE reserves also include its share of the aggregate loss and LAE reserves of all Servicing Carriers.

	For a reconciliation of beginning and ending reserves for losses and LAE, net of reinsurance, see Note E to the Company's 1997
Consolidated Financial Statements, which is incorporated herein by reference from pages 38 through 41 of the Company's 1998 Annual Report.

	Included in the loss reserve methodologies described above, are liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as oil spills and lead paint. Reserves have been established to cover these claims for both known and unknown losses. Because of the Company's limited exposure to these types of claims, Management believes they will not have a material impact on the consolidated financial position of the Company. Loss reserves on environmental related claims amounted to $5,687,000 and $6,924,000 in 1998 and 1997, respectively.

	The following table represents the development of reserves, net of reinsurance, for 1988 through 1998. The top line of the table shows the reserves at the balance sheet date for each of the indicated years.
This represents the estimated amounts of losses and LAE for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts paid as of successive years with respect to that year's current reserve liability expressed as a percentage. The lower portion of the table shows the re-estimated amount as a percentage of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. Favorable loss development exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 1998.

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
						Year ended December 31,

                   1998       1997      1996      1995      1994
1993      1992      1991      1990      1989      1988
                                                     ($ in thousands)
Reserves for
 losses and loss
 adjustment
 expenses(1).....  $498,829  $530,077  $533,980  $493,911  $455,460
$422,224  $316,261  $228,657  $177,657 $138,456 $100,882

Paid (cumulative)
 as a percentage
 of current re-
 serves as of:
  One year later..               48.6      48.9      47.4      47.0
52.4      51.0      46.3      46.2     46.8     41.5
  Two years later.                         70.2      68.7      67.3
71.5      76.7      71.3      68.5     69.3     67.5
  Three years
   later..........                                   82.2      79.5
81.7      85.8      87.4      84.6     81.8     81.9
  Four years
   later..........                                             88.1
87.9      90.9      91.4      95.8     90.3     88.8
  Five years later
92.6      93.8      93.6      96.3     98.1     92.0
  Six years later.
96.6      95.1      95.8     98.1     99.0
  Seven years
   later..........
97.1      96.7     97.0     99.3
  Eight years
   later..........
98.1     97.7     97.2
  Nine years
   later..........
98.4     97.7
  Ten years later.
98.2

Reserves re-estimated
 as a percentage of
 initial reserves as of:
  One year later..               88.4      84.3      82.2      83.6
83.9      87.2      82.3      84.5     92.7     96.9
  Two years later.                         79.3      74.1      73.2
75.9      78.6      82.8      74.6     82.8     87.7
  Three years
   later..........                                   71.5      68.9
69.4      73.0      77.1      75.1     76.7     80.5
  Four years later                                             67.8
67.3      68.8      72.2      71.7     78.3     76.3
  Five years later
66.4      67.0      68.7      68.2     75.6     80.2
  Six years later.
66.7      67.8      65.5     74.0     78.0
  Seven years
    later.........
67.6      64.6     71.8     77.3
  Eight years
    later.........
64.6     71.3     75.4
  Nine years later
71.2     75.5
  Ten years later.
75.8

Redundancy expressed as a
 percent of yearend
 reserves.........               11.6      20.7      28.5      32.2
33.6      33.3      32.4      35.4     28.8     24.2

(1) Prior to effect of ceded reinsurance recoverable.

H. Operating Ratios

Loss and Underwriting Expense Ratios

	Loss and underwriting expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. Losses and LAE are stated as a percentage of premiums earned because losses may occur over the life of a policy. Underwriting expenses on a statutory basis are stated as a percentage of net premiums written rather than premiums earned because most underwriting expenses are incurred when policies are written and are not spread over the policy period. Underwriting profit margins are reflected by the extent to which the combined loss and underwriting expense ratios, the combined ratio, is less than 100%. The combined ratio is considered the best simple index of current underwriting performance of an insurer. The Company's loss and LAE ratio, underwriting expense ratio and combined ratio, and the industry combined ratio, on a statutory basis, are shown in the following table. The Company's ratios include lines of insurance other than automobile as do the industry combined ratios for all writers. Data for the property and casualty industry generally may not be directly comparable to Company data. This is due to the fact that the Company conducts its business primarily in Massachusetts.

									Year Ended
December 31,
						 1998		 1997		 1996
1995		 1994

Company Statutory Ratios (unaudited):
  Loss and LAE Ratio..............	 71.6%	 71.4%	 70.9%
62.0%	 64.6%
  Underwriting Expense Ratio......	 26.5		 25.1		 27.1
29.0		 27.1
   Combined Ratio.................	 98.1%	 96.5%	 98.0%
91.0%	 91.7%

   Industry combined ratio
   (all writers)(1)...............	101.2%	100.1%	102.9%
	102.8%	103.0%

(1) Source: Best's Review (January, 1999), as reported by A.M. Best for all property and casualty insurance companies and weighted to reflect the Company's product mix. The 1998 industry information is estimated by A.M. Best.

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

									Year Ended
December 31,
						 1998		 1997		 1996
1995		 1994
									(dollars in
thousands)
Net premiums written by the
 Company...........................	$745,620	$741,501	$711,570
	$603,421	$589,197
Policyholders' surplus of the
 Company...........................	 563,503	 516,598	 464,739
440,110	 349,775
The Company's ratio................	   132.2%	   143.3%	   153.1%
137.1%	   168.5%
Industry ratio(1)..................	    80.0%	    90.0%	   110.0%
110.0%	   130.0%

__________________________________
(1) Source: Best's Review (January, 1999), for all property and casualty insurance companies. The 1998 industry information is estimated by A.M. Best.

I. Investments

	Investment income is an important source of revenue for the Company and the return on its investment portfolio has a material effect on its net earnings. The Company's investment objective is to maintain high quality diversified fixed maturity and preferred stock investments structured to maximize after-tax investment income while minimizing risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference from pages 4 through 22 of the Company's 1998 Annual Report.

	The Company's investment portfolio carried at market value as of December 31, 1998, was $1,257,900,000. Of that amount, 49.2% was invested in fixed maturities, 15.7% was invested in preferred stocks, 22.6% was invested in common stocks, 0.3% was invested in short-term investments and 6.5% was invested in mortgage loans and other investments. Cash and cash equivalents accounted for the remaining 5.7%.

	Investments in fixed maturities, which include taxable and non-taxable bonds, preferred stocks, common stocks and preferred stock mutual funds, are carried at fair market value. Unrealized investment gains and losses on stocks and fixed maturities, to the extent that there is no permanent impairment of value, are credited or charged directly to stockholders' equity, net of any tax effect, through other comprehensive income. When investment securities are sold, the realized gain or loss is determined based on sales proceeds less book value.

	The Company's bond portfolio is comprised of Government National Mortgage Association ("GNMA") mortgage backed bonds (18.2%) and municipal bonds (81.8%). Of the Company's bonds, 100.0% are rated in the two highest quality categories provided by the NAIC.

	The Company's investment policy, determined in accordance with guidelines established by the Company's Board of Directors, emphasizes investment yield while maintaining investment quality. The Board of Directors reviews and ratifies management's investment decisions on a quarterly basis. State insurance laws also impose restrictions on the nature and extent of investments by the Company.

	The table below sets forth investments (at cost) and the income thereon for the five years ended December 31, 1998.

									Year Ended
December 31,
						  1998        1997       1996
1995       1994
									(dollars in
thousands)

Average net investments.......... $1,242,633   $1,181,181 $1,131,760
$1,033,439   $893,628
Net realized gains (losses) on
  investments....................      6,769       22,770     (7,574)
712     45,612
Net accumulated other
  comprehensive income (loss):
    on fixed maturities..........     18,785       23,813     16,191
13,969    (56,366)
    on preferred stocks..........     (2,845)         364       (801)
(377)   (10,500)
    on common stocks.............     22,601       17,718     20,116
11,799      1,613
Net investment income............     86,501       80,794     77,402
71,313     62,901
Net investment income as a
  percentage of total average
  investments....................       6.96%       6.84%       6.84%
6.90%      7.03%
Net investment income after-tax
  as a percentage of total
  average investments............       5.72%       5.53%       5.61%
5.74%      5.27%

	The following table sets forth an analysis of the fair market value (except mortgages and collateral loans which are at cost) by the type of investment at December 31, 1994 through 1998:

								     Year Ended
December 31,
						   1998        1997        1996
1995       1994
									(dollars in
thousands)
Type of Investment
  GNMA mortgage-backed bonds...... $  112,588  $  181,069  $  225,552  $
221,373  $ 233,287
  Tax exempt state and municipal
   bonds..........................    506,679     409,528     491,150
593,904    511,723
      Total fixed maturities......    619,267     590,597     716,702
815,277    745,010

  Preferred stocks................    197,425     148,499     147,680
111,220     85,574

  Preferred stock mutual funds....    172,455     119,439      29,087
-          -
  Common stocks...................    111,506      58,650      56,954
40,359      9,656
      Total common stocks.........    283,961     178,089      86,041
40,359      9,656

  Short-term investments..........      3,669     132,700         -
-          -
  Mortgages and collateral loans
   (net of allowance for possible
   loan losses)...................     73,510      82,839      74,586
75,609     58,590
  Cash and cash equivalents.......     72,243     106,188     140,535
52,665      5,485
  Other investments...............      7,825       3,783       2,127
1,648        716
      Total investments........... $1,257,900  $1,242,695  $1,167,671
$1,096,778  $ 905,031



	The table below sets forth as of December 31, 1998 the composition of the Company's fixed maturity investments, excluding short-term investments, by time to maturity at the dates indicated:

Percent

of

Fixed

Maturity
											Amount
Portfolio

	(dollars in thousands)
		Period from December 31, 1998 to maturity:
		  One year or less.................................  $    -
- %
		  More than one year to five years.................
2,177          0.3
		  More than five years to ten years................
1,740          0.3
		  More than ten years..............................
615,350         99.4

$619,267        100.0%

	At December 31, 1998, the Company's fixed income portfolio, which represented 49.2% of the Company's total invested assets, had an average stated maturity of approximately 22.2 years. The calculation of average stated maturity utilizes the dollar weighted average of the actual maturity date for a security. In contrast, the Company's weighted average duration can be significantly less. At December 31, 1998, the Company's fixed income portfolio had a weighted average duration of 4.2 years. The "duration" of a security is the time-weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates. The weighted average duration is short compared to the average stated maturity because of the relatively large percentage of GNMA and municipal housing bonds in the fixed maturity portfolio. The duration reflects industry prepayment assumptions. The municipal housing bonds are similar in nature to GNMAs in that they paydown principal during the life of the bond. For these types of bonds, investors are compensated primarily for reinvestment risk rather than credit quality risk. During periods of significant interest rate volatility, the underlying mortgages may prepay more quickly or more slowly than anticipated. If the repayment of principal occurs earlier than anticipated during periods of declining interest rates, investment income may decline due to the reinvestment of these funds at the lower current market rates. In regards to municipal bonds, the Bloomberg Financial System, which was used to calculate the above maturity data, utilizes optional call dates, sinking fund requirements and assumes a non-static prepayment pattern in deriving these averages.

J. Regulation

General

	The Company's primary business is subject to extensive regulation. In Massachusetts the Commissioner who is appointed by the Governor of Massachusetts, has broad authority to fix and establish maximum policy rates and minimum agent commission levels on personal automobile insurance. In addition, the Commissioner grants and revokes licenses to write insurance, approves policy forms, sets reserve requirements, determines the form and content of statutory financial statements and establishes the type and character of portfolio investments. The Commissioner also approves company submissions regarding group insurance programs and corresponding discounts along with SDIP deviations. Consequently, the policies and regulations set by the Commissioner are an important element of writing insurance in Massachusetts.

	During the three-year period from 1996 to 1998 Massachusetts personal automobile insurance premium rates decreased an average of 4.9% per year. The Commissioner approved an average 0.7% increase in personal automobile premiums for 1999, the first increase since 1994. Average mandated rates decreased 4.0%, 6.2% and 4.5% in 1998, 1997 and 1996, respectively. Coinciding with the 1999 rate increase, the Commissioner also approved a 1.0% increase in commission rates to agents selling private passenger automobile insurance for 1999. The decision slightly offsets the financial benefit of the average 0.7% increase in personal automobile premiums for 1999.

	Although personal automobile premium rates decreased on average by 4.9% in 1998, the impact upon the Company resulted in a 2.6% increase in the average personal automobile premium per exposure (each vehicle insured). The 2.6% increase for the Company was due to the fact that the rate decision did not anticipate purchases of new automobiles in the year to which the rate decision applies and, secondly, the Company's mix of personal automobile business differed from that of the industry.

	The 1997, 1998 and 1999 average rate decisions were partially driven by corrections for an industry error that had impacted prior year rate decisions. The industry error resulted from a miscalculation of industry expense allowances that had the effect of overstating rates for 1991 through 1996. Mandated rates for 1997, 1998 and 1999 include an adjustment to recoup $176 million from the industry. The adjustment included in the rate decision to recoup the error was phased in at 40%, 40% and 20% in 1997, 1998 and 1999.

	The estimated earned premium impact of the above item, coupled with the impact of a previous year imbalance in the SDIP, approximately $15.3 million for 1997, $23.9 million for 1998 and $14.0 million for 1999. The earnings per share after-tax impact resulting from lower earned premiums has been estimated at $0.28 for 1997, $0.43 for 1998, and is estimated to be $0.24 for 1999. If the Company's future market share increases (decreases), a larger (smaller) financial impact will result.

	Also factored into the 1999 rate decision were two sanctions levied by the Commissioner against the Massachusetts personal automobile insurance industry. One fine, amounting to $6 million, was imposed as a result of the industry's alleged failure to show that it adhered to adequate cost containment efforts as identified by the Commissioner. A second fine of $3 million was allegedly the result of what the Commissioner termed "incomplete compliance" on the part of the Automobile Insurers Bureau of Massachusetts ("AIB") with a discovery order concerning disclosure of certain information as identified by the Commissioner. The industry and several insurance carriers, including Commerce, are appealing one or both of the sanctions.

	The State Divisions of Insurance are responsible for conducting periodic examinations of insurance companies. Both Commerce and Citation were last examined for the five year period ended December 31, 1993 and are scheduled for the five year period ended December 31, 1998 during 1999. Commerce West was last examined in 1997 by the California Division of Insurance for the five year period ended December 31, 1996. The concluded examinations produced no material findings.
Massachusetts Division of Insurance regulations provide that insurance companies will be examined every five years or more frequently as deemed prudent by the Commissioner. California Division of Insurance regulations provide that insurance companies will be examined every three years. ACIC was examined in 1999 by the Ohio Division of Insurance for the three year period ending December 31, 1997. The final impact has yet to be issued.

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

	The Commissioner sets an average minimum direct agency commission rate for personal automobile insurance, which in 1998 was 12.9%. With respect to risks reinsured through C.A.R., the maximum amount of commissions that C.A.R. will reimburse is fixed at that prescribed rate.

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

Commonwealth Automobile Reinsurers

	General. C.A.R. is a state-mandated reinsurance mechanism, under which all premiums, expenses and losses on ceded business are shared by all insurers. It is similar to a joint underwriting association because a number of insurers (46, including the Company) act as Servicing Carriers for the risks it insures.

	Agencies. In general, agencies licensed to issue automobile insurance policies are entitled to be assigned to at least one Servicing Carrier. There are two categories of agencies: those who have voluntary agreements with one or more Servicing Carriers and those who do not. The latter are assigned by C.A.R. to a single Servicing Carrier and are known as ERPs.

	C.A.R. Operations. All companies writing automobile insurance in Massachusetts share in the underwriting results of the C.A.R. business for their respective product line or lines, whether or not they are Servicing Carriers. An insurer's share of the C.A.R. deficit is allocated on the basis of a formula called a participation ratio, which can vary significantly between the personal and commercial pools, and between different policy years. See "Business-Commonwealth Automobile Reinsurers" for a detailed discussion of the method of calculating the participation ratio.

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

	An insurer can transfer its obligations for its personal insurance policies to another insurer who formally agrees to assume these obligations. The transferring insurer is thereby relieved of future C.A.R. obligations which otherwise would have arisen as a consequence of the business transferred. See "Business-Commonwealth Automobile Reinsurers."

Insurance Holding Company Structure

	As an insurance holding company, the Company is subject to regulation under the insurance holding company statutes of the states in which any of its subsidiary insurance companies are domiciled. Because the Company's subsidiaries are members of an insurance holding company system, they are required to register with their respective Divisions of Insurance and to submit reports describing the capital structure, general financial condition, ownership and management of each insurer and any person or entity controlling the insurer, the identity of every member of the insurance holding company system and the material outstanding transactions between the insurer and its affiliates.

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

	The Company relies upon dividends from its subsidiaries for its cash requirements. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders may, within certain limitations, pay such dividends and then file a report with the Commissioner. Dividends in excess of these limitations are called extraordinary dividends. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards to policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 1998, 1997 and 1996.

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

	Consistent with industry practice in Massachusetts, it has been the Company's policy to expense all assessments when they are assessed. M.I.I.F. refunded assessments to Commerce and Citation in the aggregate amount of $271,000 in 1998 and $283,000 in 1997. M.I.I.F. assessed
Commerce and Citation an aggregate of $742,000 in 1996. The Company anticipates that there will be additional assessments. By statute, no insurer may be assessed in any year an amount greater than two percent of that insurer's net direct written premiums for the calendar year preceding the assessment. The Company believes that any such additional assessments should not have a material adverse effect on the consolidated financial position of the Company, although the timing and amounts of any such assessments cannot be presently ascertained.

NAIC Guidelines

	Insurance Regulatory Information System Ratios. The NAIC Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is intended primarily to assist state insurance regulators in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the year ended December 31, 1998, the Company's consolidated property and casualty operations had no ratios outside the "normal" range.

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

	The Company's subsidiaries, Commerce, Citation, and Commerce West have RBC amounts at December 31, 1998 of $71 million, $2 million, and $3 million, respectively, and they have statutory surplus of approximately $470 million, $93 million and $25 million, respectively. The statutory surplus of Commerce, Citation and Commerce West at December 31, 1998 exceeded the RBC Company Action Levels of $142 million, $4 million and $6 million, respectively, by approximately $328 million, $89 million and $19 million, respectively. The Company's new acquisition, ACIC, has RBC amounts at December 31, 1998 of $15 million and they have statutory surplus of approximately $90 million. The statutory surplus of ACIC, at December 31, 1998, exceeded the RBC company action levels of $30 million by approximately $60 million. The RBC model formula proposes four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC falls. The first level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount.

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

	In 1995, several insurers, including the Company, within the Massachusetts Insurance Industry began pursuing group marketing as a means of shifting market share. Arising from this pursuit, additional programs such as safe driver deviations and the elimination of finance fees have followed. In January 1999, in response to the average personal automobile rate decisions over the last several years, the Company received approval to offer SDIP deviations of 8% for Step 9 and 3% for Step 10 for the 1999 calendar year. For drivers that qualify, the Company's 1999 affinity group automobile discounts and SDIP deviations can be combined for up to 13.5% (Step 9) and 9.8% (Step 10) reduction of the state mandated rates. This can be compared to the SDIP deviations of 15% for Step 9 and 4% for Step 10 SDIP classifications for the 1998 calendar year. For drivers that qualified, the Company's 1998 affinity group automobile discounts and SDIP deviations then could have been combined for up to a 20.1% (Step
9) and 9.8% (Step 10) reduction from the state mandated rates.

	Because the Company's insurance products are marketed exclusively through independent agencies, most of whom represent more than one company, the Company faces competition within each agency. The Company competes for business within independent agencies by offering a more attractively priced product to the consumer and by paying agents significant compensation in the form of commissions and profit sharing which are based in part on the underwriting profits of the agency business written with the Company. The Company also provides a consistent market, the prompt servicing of policyholder claims and agency support services. Although the Company believes, based upon regular surveys of its agencies, its relationships with its independent agencies are excellent, any disruption in these relationships could adversely affect the Company's business.

	The Company believes the Massachusetts regulatory environment, which fixes maximum personal automobile insurance rates, apportions losses incurred by C.A.R. and establishes minimum agency commissions, has discouraged certain companies with more diverse geographic markets and interests from establishing a presence or expanding their market share in Massachusetts.

L. Other Matters

Human Resources

	As of December 31, 1998, the Company and its subsidiaries employed 1,533 people. The Company is not a party to any collective bargaining agreements and believes its relationship with employees to be good. ACIC, which was acquired in January 1999, employed another 209 people.

	The Company offers benefits, compensation and employee relations programs to assure a productive and positive working environment. The Company monitors job grades and salary scales of peer companies to assure that its compensation levels and benefits are competitive both within the property and casualty industry and geographically within Central Massachusetts. The Company has been recognized for its progressive programs designed to meet the needs of a modern-day workforce. In addition to alternative work schedules and casual dress, on-site child care has been offered to employees since 1986. Commerce was one of the first businesses in the region to offer this benefit. A newly constructed child care center can currently accommodate up to 200 children of our employees.

	The Company maintains an Employee Stock Ownership Plan
("E.S.O.P."), for the benefit of all employees and former employees still participating in the E.S.O.P. There were a total of 1,662 participants at December 31, 1998.

	In September 1998, the Company implemented a 401(k) Plan enabling eligible employees to contribute up to 15% of eligible compensation on a pre-tax basis up to the annual maximum limits under federal tax law. The Company incurs no expenses in the form of matching contributions but does pay for administration of The Plan.


ITEM 2. PROPERTIES

	The Company conducts its Massachusetts operations from approximately 297,000 square feet of space in several buildings which it owns in Webster, Massachusetts, which is located approximately 50 miles southwest of Boston. The Company's principal administrative offices in Webster consist of recently rehabilitated and newly constructed buildings. Its data processing and operational departments are housed in modern office buildings on a separate nine acre site. In 1998, the Company completed the construction of a 20,000 square foot child care center located on a separate seven acre site in Webster, Massachusetts. The child care center enables the Company to care for up to 200 children of employees. Commerce West currently leases approximately 12,000 square feet of office space in Pleasanton, California. The Company's new acquisition, ACIC, conducts its operations from approximately 39,000 square feet of space in a building located on a two acre site in Columbus, Ohio. The Company considers that its properties are in good condition, are well maintained, and are generally suitable to carry on the Company's business. For additional information concerning property, see Note D to the Company's 1998 Consolidated Financial Statements, which is incorporated herein by reference from page 38 of the Company's 1998 Annual Report.


ITEM 3. LEGAL PROCEEDINGS

	As is common with property and casualty insurance companies, the Company is a defendant in various legal actions arising from the normal course of its business, including claims based on Chapter 176D and Chapter 93A. See "Business - Settlement of Claims". These proceedings are considered to be ordinary to operations or without foundation in fact. Management is of the opinion that these actions will not have a material adverse effect on the consolidated financial position of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

	The Company's executive officers are as follows:

<cation>
		Name				Age			Position with
Company
	Arthur J. Remillard, Jr.	 68		Chief Executive
Officer, Director

	Gerald Fels				 56		Executive Vice
President,
                                                Chief Financial
Officer, Director

	Arthur J. Remillard, III	 43		Senior Vice President--
Policyholder
                                                Benefits, Assistant
Clerk, Director

	Regan P. Remillard		 35		Senior Vice President--
General Counsel,
                                                President of Commerce
West, Chief Executive
                                                Officer of ACIC,
Director

	David H. Cochrane			 45		Senior Vice President--
Underwriting
                                                of Commerce and
Citation

	Peter J. Dignan			 47		Senior Vice President--
Marketing
                                                of Commerce and
Citation

	Mary M. Fontaine			 42		Senior Vice President--
Human Resources

	Joyce B. Virostek			 56		Senior Vice President--
Management
                                                Information Systems of
Commerce and Citation

	Arthur J. Remillard, Jr. has been the President, Chief Executive Officer and Chairman of the Board of the Company since 1976 and Commerce since 1972. Mr Remillard, Jr. has been in the insurance business for more than 30 years. Mr. Remillard, Jr. is Chairman of the Automobile Insurers Bureau of Massachusetts. Mr. Remillard, Jr. is also a member of the Governing Committee, Chairman of the Actuarial Committee, a member of the Governing Committee Review Panel, Chairman of the Budget Committee and a member of the Personnel Committee of C.A.R.

	Gerald Fels, a certified public accountant, was appointed Executive Vice President of the Company in 1989. From 1981 to 1989, Mr. Fels had been Senior Vice President of the Company. Mr. Fels was the Treasurer of the Company from 1976 to 1995 and Commerce from 1975 to 1995. Mr. Fels has also been Chief Financial Officer of the Company since 1976 and Commerce since 1975. Mr. Fels also serves on the C.A.R. Audit Committee.

	Arthur J. Remillard, III was appointed Senior Vice President-- Policyholder Benefits in 1988 and has been Assistant Clerk of the Company since 1982. From 1981 to 1988, Mr. Remillard, III had been Vice President--Mortgage Operations. In addition, Mr. Remillard, III has also served on the Board of Governors of the Insurance Fraud Bureau of the A.I.B. since January, 1991, the C.A.R. Claims Advisory Committee since June 1990 and the A.I.B. Claims Committee since April 1991.

	Regan P. Remillard was appointed Chief Executive Officer of American Commerce Insurance Company in 1999. Mr. Remillard has been President of Commerce West Insurance Company since 1996. Mr. Remillard has been Senior Vice President--General Counsel since 1995. From 1994 to 1995, Mr. Remillard was a practicing attorney at Hutchins, Wheeler & Dittmar, a Massachusetts law firm specializing in corporate law and litigation. From 1989 to 1993, Mr. Remillard was Government Affairs Monitor of the Company. Mr. Remillard is a member of the Massachusetts Bar.

	David H. Cochrane has been the Senior Vice President-- Underwriting of Commerce and Citation since 1988. For approximately four years prior to that, Mr. Cochrane was the Vice President of Financial Services of C.A.R. Mr. Cochrane has also served on the C.A.R. Market Review Committee since 1988.

	Peter J. Dignan was appointed the Senior Vice President-- Marketing of Commerce and Citation in 1997. From 1989 to 1997, Mr. Dignan was Vice President--Financial Operations of Commerce and Citation. From 1987 to 1989 Mr. Dignan was Assistant Vice President-- Financial Operations of Commerce and Citation. Mr. Dignan also serves on the C.A.R. Defaulted Brokers Committee.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

	The Company's common stock trades on the NYSE under the symbol "CGI". The high, low and close prices for shares of the Company's common stock for 1998 and 1997 were as follows:

					             1998
1997
					    High     Low      Close		 High
Low     Close
	First Quarter...........    $37-3/8 $31-3/4  $35-1/4        $29
$22-7/8  $23-1/4
	Second Quarter..........     39-5/8  34-3/8   38-3/4         24-
3/4  21-3/8   24-5/8
	Third Quarter...........     39      24-7/8   27-5/8         33-
3/8  23-7/8   30-7/8
	Fourth Quarter..........     36-1/2  22-11/16 35-7/16        36
30       32-5/8

	As of March 1, 1999, there were 1,241 stockholders of record of the Company's Common Stock, not including stock held in "Street Name" or held in accounts for participants of the Company's Employee Stock Ownership Plan ("E.S.O.P.").

	The Board of Directors of the Company voted to declare four quarterly dividends to stockholders of record totaling $1.07 per share and $1.03 per share in 1998 and 1997, respectively. On May 15, 1998, the Board voted to increase the quarterly stockholder dividend from $0.26 to $0.27 per share to stockholders of record as of June 5, 1998. Prior to that declaration, the Company had paid quarterly dividends of $0.26 per share dating back to May 30, 1997 when the Board voted to increase the dividend from $0.25 to $0.26 per share.

	The Company purchased no additional Treasury Stock under the stock buyback program during 1998. The stock buyback program, authorized by the Board on May 19, 1995, enables the Company to purchase up to 3,000,000 shares of the Company's common stock. As of December 31, 1998, 1,957,348 shares of Treasury Stock were purchased under the program. Since December 31, 1998, the Company completed its share purchases under that program. Additionally, under prior Board of Director authorizations, the Company purchased 143,248 shares through March 19, 1999.

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


ITEM 6. SELECTED FINANCIAL DATA

	The five-year financial information under the caption "Selected Consolidated Financial Data" on page 50 of the Company's 1998 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	The information on pages 4 through 22 of the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

	The information on page 4 through page 22 of the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The Company's Consolidated Financial Statements for the years ended December 31, 1998, 1997 and 1996 and the report of its independent auditors on pages 24 through 49 of the Company's 1998
Annual Report are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

	None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The information called for by this Item and not provided in Item 4A will be contained in the Company's Proxy Statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1998 and such information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

	The information called for by this Item will be contained in the Company's Proxy Statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1998 and such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The information called for by this Item will be contained in the Company's Proxy Statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1998 and such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The information called for by this Item will be contained in the Company's Proxy Statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1998 and such information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
K

      A. (1) The following financial statements have been incorporated herein by reference from the pages indicated below of the Company's 1998
Annual Report:

		      Page

              Report of Independent
Auditors...................................      24
              Consolidated Balance Sheets as of December 31, 1998 and
1997.....      25
              Consolidated Statements of Earnings for the years ended
               December 31, 1998, 1997 and
1996................................      26
              Consolidated Statements of Stockholders' Equity for the
years
               ended December 31, 1998, 1997 and
1996..........................      27
              Consolidated Statements of Cash Flows for the years ended
               December 31, 1998, 1997 and
1996................................      28
              Consolidated Statements of Cash Flows - Reconciliation of
Net
               Earnings to Net Cash provided by Operating Activities
for the
                years ended December 31, 1998, 1997 and
1996...................      29
              Notes to Consolidated Financial
Statements.......................      30

         (2) The financial statement schedules are listed in the Index to Consolidated
               Financial Statement Schedules.

         (3)  The exhibits are listed in the Index to Exhibits.

     B.      No reports on Form 8-K were filed during the quarter ended
December 31,
 1998

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 19, 1999
								THE COMMERCE GROUP,
INC.

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

            Signature                                      Title
      ARTHUR J. REMILLARD, JR.                  President, Chief
Executive Officer and
      (Arthur J. Remillard, Jr.)                Director


      GERALD FELS                               Executive Vice
President, Chief Financial
      (Gerald Fels)                             Officer and Director


      ARTHUR J. REMILLARD, III                  Senior Vice President--
Policyholder
      (Arthur J. Remillard, III)                Benefits, Assistant
Clerk and Director


     REGAN P. REMILLARD                         Senior Vice President--
General Counsel,
     (Regan P. Remillard)                       President of Commerce
West, Chief Executive
                                                Officer of American
Commerce Insurance
                                                Company and Director


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


      ROGER E. LAVOIE                           Director
      (Roger E. Lavoie)


      NORMAND R. MAROIS                         Director
      (Normand R. Marois)


      SURYAKANT M. PATEL                        Director
      (Suryakant M. Patel)


                                                Director
      (Antranig A. Sahagian)


      GURBACHAN SINGH                           Director
      (Gurbachan Singh)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULES*

	      Page

  Ernst & Young LLP Consent of Independent
Auditors............................      42

  Coopers & Lybrand, L.L.P. Report of Independent Accountants on
   Financial Statement
Schedules...............................................      43

  Coopers & Lybrand, L.L.P. Consent of Independent
Accountants.................      44

Schedules

   II		Condensed Financial Information of the Registrant as of and
for the
		 years ended December 31, 1998, 1997 and
1996......................      45

   III	Supplementary Insurance Information for the years ended
		 December 31, 1998, 1997 and 1996
 .................................      50

   IV		Reinsurance for the years ended December 31, 1998, 1997 and
1996...      51

    V		Valuation and Qualifying Accounts for the years ended
		 December 31, 1998, 1997 and
1996..................................      52

    X		Supplemental Information Concerning Property-Casualty
Insurance
		 Operations for the years ended December 31, 1998, 1997 and
1996...      53



* Financial statement schedules other than those listed are omitted because they are not required, not applicable or the required information has been included elsewhere.

CONSENT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of The Commerce Group, Inc.

We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Commerce Group, Inc. of our report dated January 22, 1999, included in the 1998 Annual Report to Stockholders of The Commerce Group, Inc.

Our audits also included the 1998 and 1997 financial statement schedules of The Commerce Group, Inc. listed in Item 14(a). The accompanying financial statement schedules for the year ended December 31, 1996, were audited by other auditors whose report dated January 24, 1997, expressed an unqualified opinion on those schedules. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the 1998 and 1997 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-62367) pertaining to The Commerce Group, Inc. 401(k) Plan of our report dated January 22, 1999, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of The Commerce Group, Inc.


ERNST & YOUNG LLP

Boston, Massachusetts
March 29, 1999

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders of The Commerce Group, Inc.:

	Our report on the consolidated financial statements of The Commerce Group, Inc. and Subsidiaries as of December 31, 1996, and for the year then ended, has been incorporated by reference in this Form 10-K from Page 18 of the 1996 Annual Report to Stockholders of The Commerce Group, Inc. In connection with our audit of such financial statements, we have also audited the related financial statement schedules as of December 31, 1996 and for the year then ended, listed in the index on Page 41 of this Form 10-K.

	In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
January 24, 1997

CONSENT OF INDEPENDENT ACCOUNTANTS





We consent to the incorporation by reference in the Registration Statement of The Commerce Group, Inc. on Form S-8 (File No. 333-62367) of our report dated January 24, on our audit of the consolidated financial statements and consolidated financial statement schedules of The Commerce Group, Inc., as of and for the year ended December 31, 1996, which report is incorporated by reference in this Annual Report on Form 10-K.






COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
March 25, 1999




























44




THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

BALANCE SHEETS
December 31,
(Thousands of Dollars)

										  1998
1997	  1996
ASSETS

Investments:
  Investment in Commerce Holdings, Inc...................	$651,447
	$610,854	$551,490
  Investment in Bay Finance Company, Inc.................	  25,558
23,750	  33,061
  Investment in the Clark-Prout Insurance Agency, Inc....	     313
566	   1,282
  Other investments......................................	     -
-  	   2,000
      Total investments..................................	 677,318
635,170	 587,833

Cash and cash equivalents................................	       2
2	       2
Property and equipment, net of accumulated depreciation..	   1,219
1,368	   1,345
Receivable from affiliates...............................	  37,077
30,395	   3,767
Current income taxes.....................................	     -
7,682	   3,468
Deferred income taxes....................................	   1,706
-           -
Other assets.............................................	   3,626
4,628	   2,411
      Total assets.......................................	$720,948
	$679,245	$598,826

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses..................	$  9,609
	$ 23,428	$  9,506
  Deferred income taxes..................................	     -
4,691	   1,831
  Current income taxes...................................	   5,519
-           -
  Other liabilities......................................	      35
1,330	     450
      Total liabilities..................................	  15,163
29,449	  11,787

Stockholders' equity:
  Capital stock:
    Common stock.........................................	  19,000
19,000	  19,000
  Paid-in capital........................................	  29,621
29,621	  29,621
  Retained earnings......................................	 695,851
639,862	 576,618
										 744,472
688,483	 625,239
  Treasury stock, 1,957,348, 1,957,348 and 1,937,348
  shares in 1998, 1997 and 1996, at cost.................	 (38,687)
(38,687)	 (38,200)


      Total stockholders' equity.........................	 705,785
649,796	 587,039

      Total liabilities and stockholders' equity.........	$720,948
	$679,245	$598,826



The accompanying notes are an integral part of these condensed financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II
(continued)

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

STATEMENTS OF EARNINGS
Years ended December 31,
(Thousands of Dollars)

										 1998
1997		 1996

Revenues
  Dividends received from subsidiaries...................	$ 51,745
	$ 47,105   $ 43,470
  Rent income............................................	     461
397        357
  Investment income......................................	     -
-            8
     Total revenues......................................	  52,206
47,502     43,835

Expenses
  Depreciation...........................................	     298
242        257
  Administrative expenses................................	     492
11,933      5,698
     Total expenses......................................	     790
12,175      5,955

Earnings before income tax benefits and equity in
 net earnings of subsidiaries over amounts distributed...	  51,416
35,327     37,880
Income tax benefits......................................	    (991)
(5,063)    (2,880)

Earnings before equity in net earnings of subsidiaries
 over amounts distributed................................	  52,407
40,390     40,760

Equity in net earnings of subsidiaries over amounts
 distributed.............................................	  44,085
55,825     33,204
     Net earnings........................................	$ 96,492
$ 96,215   $ 73,964




















The accompanying notes are an integral part of these condensed financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II
(continued)

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

STATEMENTS OF CASH FLOWS
Years ended December 31,
(Thousands of Dollars)

										  1998
1997	  1996

Cash flows from operating activities:
  Net earnings............................................ $  96,492
$ 96,215    $ 73,964
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Dividends received from consolidated subsidiaries.....    51,745
47,105      43,470
    Equity in earnings of consolidated subsidiaries.......   (95,830)
(102,930)    (76,674)
    Depreciation and amortization.........................       298
242         257
    Other liabilities and accrued expenses................   (14,112)
25,226       1,281
    Balances with affiliates..............................    (6,682)
(26,628)      1,979
    Income taxes (benefits)...............................     6,804
(1,354)       (930)
    Other--net............................................       102
(49)        (83)
      Net cash provided by operating activities...........    38,613
37,827      43,264

Cash flows from investing activities:
  Purchase of property and equipment for company use......      (196)
(344)       (186)
  Proceeds from sale of property and equipment............       149
128         132
      Net cash used in investing activities...............       (47)
(216)        (54)

Cash flows from financing activities:
  Dividends paid to stockholders..........................   (38,566)
(37,124)    (29,373)
  Purchase of treasury stock..............................       -
(487)    (13,841)
      Net cash used in financing activities...............   (38,566)
(37,611)    (43,214)

Decrease in cash and cash equivalents.....................       -
-            (4)
Cash and cash equivalents at beginning of year............         2
2           6
Cash and cash equivalents at end of year.................. $       2
$      2    $      2














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

NOTE A--Dividends

	The amounts of cash dividends paid to The Commerce Group, Inc. (Parent only) were as follows:

										 1998
1997		 1996

	Consolidated insurance subsidiaries.................	$51,745
	$47,105	$43,470

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

	The method of allocation calls for current taxes to be allocated among all affiliated companies based on a written tax-sharing agreement. Under this agreement, allocation is made primarily on a separate return basis with current payment for losses and other tax items utilized in the consolidated return. However, to the extent that a payor member of the group has future net operating losses which it cannot absorb in the year incurred, other members within the group will refund payments to the payor.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II
(continued)

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Thousands of Dollars)

NOTE C--Consolidated Financial Statements

	In preparing the consolidated financial statements of the Company and its subsidiaries, the following amounts have been eliminated:

								At December 31,
Balance Sheet				    1998		1997		 1996
Investment in subsidiaries.........	 $677,318      $635,170     $585,833
Receivable from affiliates.........	   37,077        30,395        3,767

							  Years Ended December 31,
Statement of Earnings			    1998		1997		 1996
Dividends from subsidiaries........	 $ 51,745      $ 47,105     $ 43,470
Rent income........................	      461           397          357

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION
Years Ended December 31, 1998, 1997 and 1996
(Thousands of Dollars)


							      Future
							      Policy		      Other				 Benefits,
Amortization
						 Deferred    Benefits,		      Policy
Claims,    of Deferred
						  Policy    Claims and		    Claims and		      Net	Losses
and     Policy      Other       Net
						Acquisition    Loss     Unearned   Benefits   Premium  Investment
Settlement   Acquisition  Operating  Premiums
		Segment				   Costs     Expenses   Premiums    Payable   Revenue   Income(1)
Expenses       Costs     Expenses   Written
1998
  Property and casualty insurance..........  $ 88,759     $596,996    $391,424    None	$745,620   $
77,969     $531,429    $196,434      None     $745,048
  Real estate and commercial lending.......       -            -           -                   -
5,049          -           -                      -
  Corporate and other......................       -            -           -                   -
3,483          -           -                      -
        Total..............................  $ 88,759     $596,996    $391,424            $745,620   $
86,501     $531,429    $196,434               $745,048

1997
  Property and casualty insurance..........  $ 85,264     $649,473    $379,599    None    $730,497   $
73,141     $526,127    $187,491      None     $741,501
  Real estate and commercial lending.......       -            -           -                   -
4,448          -           -                      -
  Corporate and other......................       -            -           -                   -
3,383          -           -                      -
        Total..............................  $ 85,264     $649,473    $379,599            $730,497   $
80,972     $526,127    $187,491               $741,501

1996
  Property and casualty insurance..........  $ 82,968     $662,832    $367,991    None    $668,716   $
69,852     $475,231    $181,013      None     $711,570
  Real estate and commercial lending.......       -            -           -                   -
4,249          -           -                      -
  Corporate and other......................       -            -           -                   -
3,301          -           -                      -
        Total..............................  $ 82,968     $662,832    $367,991            $668,716   $
77,402     $475,231    $181,013               $711,570




(1) The allocation of net investment income is based upon the specific identification of activity within the various segments.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV

REINSURANCE
Years Ended December 31, 1998, 1997 and 1996
(Thousands of Dollars)

										 Assumed
		Percentage
								Ceded to	  From
			of Amount
						 Gross		  Other
Other	  Net		 Assumed
	Insurance Premiums Earned		 Amount	Companies
	Companies	 Amount	 to Net

1998
  Property and casualty insurance.. $781,464    $111,901    $ 76,057
$745,620      10.2%

1997
  Property and casualty insurance.. $753,184    $105,824    $ 83,137
$730,497      11.4%

1996
  Property and casualty insurance.. $698,290    $122,238    $ 92,664
$668,716      13.9%

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1998, 1997 and 1996
(Thousands of Dollars)

									   Net
									 addition
									(reduction)
							 Balance	charged to
	   Balance
							beginning	costs and
	   at end
							 of year 	 expenses
Deductions(1)  of year

1998
  Allowance for losses on mortgage loans
   and collateral notes receivable........  $2,812	  $ (511)	  $
-   	   $2,301

  Allowance for doubtful premium
   receivables............................  $1,451	  $1,297
$(1,298)	   $1,450

1997
  Allowance for losses on mortgage loans
   and collateral notes receivable........  $2,760	  $   52 	  $
-   	   $2,812

  Allowance for doubtful premium
   receivables............................  $1,500	  $1,645
$(1,694)	   $1,451

1996
  Allowance for losses on mortgage loans
   and collateral notes receivable........  $3,173	  $ (413)	  $
-   	   $2,760

  Allowance for doubtful premium
   receivables............................  $1,103	  $1,942
$(1,545)	   $1,500


(1) Deductions represent net write-offs of amounts determined to be uncollectible.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE X

SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
Years Ended December 31, 1998, 1997 and 1996
(Thousands of Dollars)


								 Claims and Claim
Paid
								Adjustment Expenses
Claims
		Affiliation					Incurred Related to
	and Claim
		   with					 Current	 Prior
	Adjustment
		Registrant 					  Year  	 Years
Expenses


1998
  Consolidated property-casualty entities...... $592,796   $(61,367)
$562,677

1997
  Consolidated property-casualty entities...... $609,930   $(83,803)
$530,030

1996
  Consolidated property-casualty entities...... $562,997   $(87,766)
$435,162

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS(A)

Exhibit
Number 						Title
  2         Share and Note Purchase Agreement dated November 2, 1998 by an among ACIC
            Holding Company, Inc., The American Automobile Association
(Incorporated),
            California State Automobile Association Inter-Insurance
Bureau and Automobile
            Club Insurance Company.

  3.1       Articles of Organization, as amended(B)

  3.2       By-Laws(B)

  4         Stock Certificate(B)

 10.6*      Form of Stock-Appreciation Right Agreement(B)

 10.7*      Stock-Appreciation Right and Book Value Award Agreement as
amended. (C)

 10.8*      1994 Management Incentive Plan as amended (D)

 10.17 Multiple Line Quota Share Reinsurance Agreement No. TM666A between Commerce
            Insurance and Citation Insurance with Swiss Reinsurance
America Corporation
            dated July 1, 1998.

 13.1       Annual Report for the year ended December 31, 1998 to
Security Holders.

 22.1       Subsidiaries of the Registrant filed herewith.



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

SHARE AND NOTE PURCHASE AGREEMENT


AMONG

ACIC HOLDING CO., INC.,

CALIFORNIA STATE AUTOMOBILE ASSOCIATION
INTER-INSURANCE BUREAU,

AUTOMOBILE CLUB INSURANCE COMPANY

AND


THE AMERICAN AUTOMOBILE ASSOCIATION, (INCORPORATED)

TABLE OF CONTENTS

	Page

ARTICLE I - SALE AND
PURCHASE..........................................................
 .........1
1.1       Transfer of the ACIC Shares and the ACIC
Note..............1
1.2       Purchase
Price.............................................2

ARTICLE II - REPRESENTATIONS AND WARRANTIES OF
BUYER.......................2
2.1       Corporate
Organization.....................................2
2.2
Authorization..............................................2
2.3       Consents and
Approvals.....................................2
2.4       Investment
Intent..........................................3
2.5
Litigation.................................................3
2.6       No
Conflicts...............................................3
2.7       Transaction
Financing......................................3

ARTICLE III - REPRESENTATIONS AND WARRANTIES
OF............................4
3.1      Corporate
Organization......................................4
3.2
Authorization...............................................
4
3.3      Share Ownership and
Authority...............................4
3.4      Note Ownership, Authority and
Validity......................4
3.5      No
Conflicts................................................5
3.6
Litigation..................................................
5
3.7      Representations and Warranties of
Company...................5
3.8      Close Corporation Agreement and Shareholder's
Agreement.....5
3.9      Full
Disclosure.............................................5
3.10    AAA
Marks....................................................6

ARTICLE IV - REPRESENTATIONS AND WARRANTIES OF
CSAAIIB.....................6
4.1      Corporate
Organization......................................6
4.2
Authorization...............................................
6
4.3      Share Ownership and
Authority...............................6
4.4
Litigation..................................................
6
4.5      Close Corporation Agreement and Shareholders'
Agreement.....7
4.6      No Further Representations and
Warranties...................7



ARTICLE V - REPRESENTATIONS AND WARRANTIES OF THE
COMPANY..................7
5.1      Corporate Organization;
Subsidiaries........................7
5.2
Authorization...............................................
7
5.3      Capitalization and Security
Holders.........................8
5.4
Litigation..................................................
8
5.5      No
Conflicts................................................8
5.6
Taxes.......................................................
9
5.7      Financial
Statements........................................10
5.8
Reports.....................................................
10
5.9      Insurance;
Reinsurance......................................10
5.10     Regulatory
Agreements.......................................12
5.11     Absence of
Changes..........................................12
5.12     Absence of Undisclosed
Liabilities..........................12
5.13    Insurance Coverage
Reserves..................................12
5.14    Operating Permits/Compliance with
Law........................13
5.15    Personal and Real
Property...................................13
5.16    Intellectual
Property........................................13
5.17    Year
2000....................................................14
5.18     Labor
Relations.............................................14
5.19     Benefit Plans and
Agreements................................15
5.20     Environmental
Matters.......................................16
5.21     Full
Disclosure.............................................17

ARTICLE VI - CONDITIONS PRECEDENT TO
OBLIGATIONS...........................17
6.1      Conditions to Obligations of
Buyer..........................17
6.2      Conditions to Obligations of
Sellers........................17

ARTICLE VII -
CLOSING...........................................................
 .........21
7.1      The
Closing.................................................21
7.2      Deliveries of AAA at
Closing................................21
7.3      Deliveries of CSAAIIB at
Closing............................21
7.4      Deliveries of the Company at
Closing........................21
7.5      Deliveries of Buyer at
Closing..............................21



ARTICLE VIII -
COVENANTS.........................................................
 .........23
8.1      Covenant Not to
Compete.....................................23
8.2      Conduct of Business of the Company Prior to the
Closing.....24
8.3      No
Negotiations.............................................25
8.4      Access to
Records...........................................26
8.5      Hart-Scott-Rodino Act
Filings...............................27
8.6      Insurance License
Filings...................................27
8.7      Insurance Holding Company
Filings...........................27
8.8      Additional Financial
Statements.............................27
8.9      Welfare Plans and Other Benefit
Plans.......................27
8.10     Severance
Pay...............................................28
8.11     Certain Tax
Matters.........................................28
8.12     Insurance
Coverage..........................................30
8.13     Sun Bank
Guaranty...........................................30

ARTICLE IX - INTELLECTUAL
PROPERTY..........................................................
 ..........30
9.1       Use of Certain Intellectual
Property........................30
9.2       Change of Company's
Name....................................31
9.3       Dividend of Name and
Mark...................................31
9.4       Specific
Performance........................................31
9.5
Enforcement.................................................
31

ARTICLE X -
TERMINATION.....................................................32
10.1     Termination of
Agreement.....................................32
10.2     Effect of
Termination........................................33
10.3     Right of First
Refusal.......................................33

ARTICLE XI -
INDEMNIFICATION...................................................
 ..........34
11.1     Survival of Representations, Warranties and
Agreements.......34
11.2
Indemnification.............................................
 .34
11.3     Limitations on
Indemnification...............................36
11.4     Procedure for
Indemnification................................37

ARTICLE XII - MISCELLANEOUS
PROVISIONS........................................................
 ..........39
12.1
Notice......................................................
 .39


12.2     Entire
Agreement.............................................40
12.3     Binding Effect;
Assignment...................................41
12.4     No Third-Party
Beneficiaries.................................41
12.5
Counterparts................................................
 .41
12.6
Captions....................................................
 .41
12.7     Expenses and
Transactions....................................41
12.8     Waiver;
Consent..............................................41
12.9     Other and Further
Covenants..................................41
12.10
Construction................................................
 ..41
12.11   Governing
Law.................................................42
12.12   Public
Announcements..........................................42
12.13   Certain
Definitions...........................................42

SCHEDULES.........................................................
 ..........55

EXHIBITS..........................................................
 ..........56


<page


SHARE AND NOTE PURCHASE AGREEMENT

	THIS SHARE AND NOTE PURCHASE AGREEMENT (this "Agreement") is made and entered into as of the 2nd day of November 1998, by and among ACIC HOLDING CO., INC., a Rhode Island corporation ("Buyer"), THE AMERICAN AUTOMOBILE ASSOCIATION, (INCORPORATED), a Connecticut non-stock corporation ("AAA"), CALIFORNIA STATE AUTOMOBILE ASSOCIATION INTER-INSURANCE BUREAU, a California reciprocal insurer ("CSAAIIB") (AAA and CSAAIIB each a "Seller", together the "Sellers") and AUTOMOBILE CLUB INSURANCE COMPANY, an Ohio corporation (the "Company").


W I T N E S S E T H:

	WHEREAS, AAA is the record and beneficial owner of 98,769 of the outstanding common shares (the "AAA Shares") of the Company and capital surplus note of the Company with a principal balance of $24,500,000 (the "ACIC Note");

	WHEREAS, CSAAIIB is the record and beneficial owner of 8,769 of the outstanding common shares of the Company (the "CSAAIIB Shares"; the AAA Shares and the CSAAIIB Shares together the "ACIC Shares");

	WHEREAS, the Company has the right to use (through agreements with various agencies which are affiliated with AAA Affiliated Clubs) AAA's service mark (e.g., the AAA oval) in marketing its insurance products through certain of the agencies which are affiliated with AAA-affiliated automobile clubs;

	WHEREAS, Buyer desires to purchase from Sellers, and Sellers desire to sell to Buyer, the ACIC Shares on the terms and subject to the conditions hereinafter set forth; and

	WHEREAS, Buyer desires to purchase from AAA, and AAA desires to sell to Buyer, the ACIC Note on the terms and subject to the conditions hereinafter set forth;

	NOW, THEREFORE, in consideration of the premises and the mutual promises herein contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:


ARTICLE I

SALE AND PURCHASE

	1.1	Transfer of the ACIC Shares and the ACIC Note.  Upon the
terms and subject to the conditions set forth in this Agreement, at the Closing (as defined in Section 5.1), each Seller shall sell, assign, transfer and deliver to Buyer its respective ACIC Shares and AAA shall sell, assign, transfer and deliver to Buyer the ACIC Note.

	1.2	Purchase Price.

	(a)	In consideration of the delivery to Buyer in accordance with this Agreement of certificates representing the ACIC Shares and the ACIC Note, at the Closing, Buyer shall pay to Sellers an aggregate purchase price (the "Purchase Price") of Seventy Eight Million Five Hundred
Thousand Dollars ($78,500,000), which Purchase Price shall be allocated between AAA and CSAAIIB in accordance with Section 1.2(c).

	(b)	The Purchase Price shall be payable at the Closing by
delivery to Sellers by wire transfer of immediately available funds to a bank account or accounts designated by Sellers prior to the Closing.

	(c)	The Purchase Price shall be allocated as follows:  (i)
$24,500,000 shall be payable to AAA for the ACIC Note, (ii) $3,500,000 shall be payable to AAA for the Covenant Not to Compete (as defined in Section 8.1), and (iii) the balance shall be allocated to the ACIC Shares. The portion of the Purchase Price allocated to the ACIC Shares shall be allocated between the AAA Shares and the CSAAIIB Shares in accordance with Schedule 1.2(c).


ARTICLE II

REPRESENTATIONS AND WARRANTIES OF BUYER

	Buyer hereby represents and warrants to Seller as of the date of this Agreement and as of the Closing that:

	2.1	Corporate Organization.  Buyer is a corporation duly
organized, validly existing and in good standing under the laws of the State of Rhode Island, and has all requisite power and authority (corporate and other) to enter into this Agreement, perform its obligations hereunder and consummate the transactions contemplated hereby.

	2.2	Authorization.  All necessary and appropriate corporate
action has been taken by Buyer with respect to the execution and delivery of this Agreement and the performance of its obligations hereunder, and this Agreement constitutes a valid and binding obligation of Buyer enforceable against it in accordance with its terms, except as such enforceability may be limited by: (i) bankruptcy, insolvency, reorganization, moratorium or similar laws now or hereafter in effect relating to creditor's rights generally, and (ii) the remedy of specific performance and injunctive and other forms of equitable relief which may be subject to equitable defenses and to the discretion of the court before which any proceeding therefor may be instituted.

	2.3	Consents and Approvals.  No consent, approval, order or
authorization of, or registration, declaration or filing with, any governmental authority is required in connection with Buyer's execution and delivery of this Agreement or its performance of the terms hereof, other than filings with and approvals of state insurance regulatory authorities and the filing of a pre-merger notification report by Buyer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act").

	2.4	Investment Intent.  Buyer is acquiring the ACIC Shares and
the ACIC Note for the purpose of investment only and not with a view to, or for sale in connection with, the distribution thereof within the meaning of the Securities Act.

	2.5	Litigation.  There is no claim, litigation, action, suit,
proceeding, investigation or inquiry, administrative or judicial, pending or, to the best knowledge of Buyer, threatened against Buyer, at law or in equity, before any federal, state or local court or regulatory agency, or other governmental authority, which, individually or in the aggregate, is reasonably likely to have a Material Adverse Effect on Buyer or materially affect its ability to consummate the transactions contemplated hereby, or seeks to prohibit, enjoin or otherwise challenge the consummation by Buyer of the transactions contemplated hereby.

	2.6	No Conflicts.  Neither the execution and delivery of this
Agreement by Buyer, nor the consummation by Buyer of the transactions contemplated hereby will (i) conflict with or result in a breach of any provision of the Articles of Incorporation or By-Laws of Buyer, (ii) violate, conflict with or result in a breach of any provision of, or constitute a default (or an event which, with the giving of notice, the passage of time or otherwise, would constitute a default) under, or entitle any party (with the giving of notice, the passage of time or otherwise) to terminate, accelerate or cause a default under, or result in the creation of any lien, security interest, charge or encumbrance upon any of the properties or assets of Buyer under any of the terms, conditions or provisions of any agreement, indenture, instrument, order, judgment or decree binding on Buyer or its properties or assets, except for such violations, conflicts, breaches, defaults, terminations, accelerations, liens, security interests, charges or encumbrances which would not have a Material Adverse Effect on Buyer, (iii) violate any judgment, order, decree, stipulation, injunction or charge of any court, administrative agency or commission or other governmental authority or instrumentality by which Buyer is bound, except for such violations which would not have a Material Adverse Effect on Buyer, or (iv) require any consent, approval, declaration, order or authorization of, or registration or filing with, any third party, court or governmental body or other agency, instrumentality or authority by or with respect to Buyer in connection with the execution and delivery of this Agreement or the consummation of the transactions contemplated hereby, other than filings with and approvals of state insurance regulatory Authorities, and other than the filing of a pre-merger notification report by Buyer under the HSR Act, except where the failure to obtain any such consent, approval, declaration, order or authorization or to make any such registration or filing would not have a Material Adverse Effect on Buyer or materially affect its ability to consummate the transactions contemplated hereby.

	2.7	Transaction Financing.  Buyer has binding investment
commitments from its Affiliates in an amount sufficient to enable it to purchase the ACIC Shares and ACIC Note as provided in Section 1.2.

ARTICLE III

REPRESENTATIONS AND WARRANTIES OF AAA

	AAA represents and warrants to Buyer, as of the date of this Agreement and as of the Closing that:

	3.1	Corporate Organization.  AAA is a non-stock corporation duly organized, validly existing and in good standing under the laws of the State of Connecticut. AAA has all requisite power and authority
(corporate and other) and licenses necessary to own, lease and operate its properties and conduct its business as presently conducted. AAA has previously delivered to Buyer true, correct and complete copies of the Articles of Incorporation of AAA and the AAA Bylaws.

	3.2	Authorization.  All necessary and appropriate corporate
action has been taken by AAA with respect to the execution and delivery of this Agreement and the performance of AAA's obligations hereunder. This Agreement has been duly and validly executed and delivered by AAA and constitutes the legal, valid and binding obligations of AAA, enforceable against AAA in accordance with its terms, except as such enforceability may be limited by: (i) bankruptcy, insolvency, reorganization, moratorium or similar laws now or hereafter in effect relating to creditor's rights generally, and (ii) the remedy of specific performance and injunctive and other forms of equitable relief which may be subject to equitable defenses and to the discretion of the court before which any proceeding therefor may be instituted.

	3.3	Share Ownership and Authority.  AAA is the sole beneficial
and record owner of the AAA Shares. To AAA's knowledge, together the AAA Shares and the CSAAIIB Shares constitute all the issued and outstanding shares of capital stock of the Company, and (except for the Close Corporation Agreement and the Shareholders' Agreement as defined in Section 3.8) AAA has the full and unrestricted power to sell, assign, transfer and deliver the AAA Shares to Buyer in accordance with the terms of this Agreement. At the Closing, AAA shall transfer and convey to Buyer, and Buyer will acquire, good, valid and marketable title to the AAA Shares, free and clear of any and all rights, title, interest and claims of others, including without limitation liens, security interests, encumbrances, pledges, charges, claims, voting trusts and restrictions on transfer of any nature whatsoever and without the consent of any third party other than the consent of CSAAIIB pursuant to
Section 4.5 and the consent of any state insurance regulatory authorities, except as set forth on Schedule 3.3, and except for restrictions on transfer imposed by or pursuant to the securities laws of the United States.

	3.4	Note Ownership, Authority and Validity.  AAA is the sole
beneficial and record owner of the ACIC Note which constitutes the only capital surplus note issued by the Company, and AAA has the full and unrestricted power to sell, assign, transfer and deliver the ACIC Note to Buyer in accordance with the terms of this Agreement. At the Closing, AAA shall transfer and convey to Buyer, and Buyer will acquire, good, valid and marketable title to the ACIC Note, free and clear of any and all rights, title, interest and claims of others, including without limitation liens, security interests, encumbrances, pledges, charges, claims, and restrictions on transfer of any nature whatsoever and without the consent of any third party, except as set forth on Schedule 3.4 and except for restrictions on transfer imposed by or pursuant to the securities laws of the United States. The ACIC Note has been validly issued by the Company and is the binding obligation of the Company, enforceable against it in accordance with its terms, except as such enforceability may be limited by: (i) bankruptcy, insolvency, reorganization, moratorium or similar laws now or hereafter in effect relating to creditor's rights generally, and (ii) the remedy of specific performance and injunctive and other forms of equitable relief which may be subject to equitable defenses and to the discretion of the court before which any proceeding therefor may be instituted.

	3.5	No Conflicts.  Except as set forth on Schedule 3.5 and
except for the Close Corporation Agreement and the Shareholders' Agreement, neither the execution and delivery of this Agreement by AAA, nor the consummation by AAA of the transactions contemplated hereby will
(i) conflict with or result in a breach of any provision of the Articles of Incorporation of AAA or the AAA bylaws (ii) require any consent, approval, declaration, order or authorization of, or registration or filing with, any third party, court or governmental body or other agency, instrumentality or authority by or with respect to AAA in connection with the execution and delivery of this Agreement or the consummation of the transactions contemplated hereby, other than filings with and approvals of any state insurance regulatory authorities and other than the filing of a pre-merger notification report by AAA and Buyer under the HSR Act, except where the failure to obtain any such consent, approval, declaration, order or authorization or to make any such registration or filing would not have a Material Adverse Effect on AAA or materially affect AAA's ability to consummate the transactions contemplated hereby.

	3.6	Litigation.  There is no claim, litigation, action, suit or
proceeding, pending or, to the best knowledge of AAA, threatened, that questions the validity of this Agreement or seeks to prohibit, enjoin, or otherwise challenge the consummation by AAA of the transactions contemplated hereby.

	3.7	Representations and Warranties of Company.  To the best
knowledge of AAA, the representations and warranties of the Company set forth in Article V are true and accurate.

	3.8	Close Corporation Agreement and Shareholder's Agreement.
AAA acknowledges that it is a party to (a) the Close Corporation Agreement effective December 21, 1988 among it, CSAAIIB, the Company and each party who becomes a party to such Close Corporation Agreement pursuant to Section 5.06 thereof (the "Close Corporation Agreement"). and to (b) the Amended Shareholders' Agreement dated July 1, 1990 between AAA and CSAAIIB (the "Shareholders' Agreement").
Notwithstanding the terms of the Close Corporation Agreement and the Shareholders Agreement, AAA consents to the execution of this Agreement by CSAAIIB and CSAIIB's performance of its obligations hereunder and waives any claim that such execution or performance constitutes a violation of either the Close Corporation Agreement or the Shareholders Agreement. AAA further acknowledges and agrees that the Close Corporation Agreement and the Shareholders Agreement shall terminate as of the Closing, and neither Buyer nor the Company shall have any liability thereunder.

	3.9	Full Disclosure.  Each statement of fact set forth in any
Schedule referenced in this Article III is true and accurate and does not omit to state any material fact necessary in order to make the statements made or information disclosed, in light of the circumstances under which they were made or disclosed, not misleading.

	3.10 	AAA Marks.  AAA owns the AAA Marks.  Each AAA Affiliated
Club that is a AAA Organization (as defined in the AAA Bylaws) member in good standing has the right to use the AAA Marks in the Service Area of such AAA Affiliated Club in accordance with the Emblem Regulations, which Emblem Regulations may be amended, supplemented or superceded at any time in the sole discretion of AAA.


ARTICLE IV

REPRESENTATIONS AND WARRANTIES OF CSAAIIB

	CSAIIB represents and warrants to Buyer, as of the date of this Agreement and as of the Closing that:

	4.1	Corporate Organization.  CSAAIIB is a reciprocal insurer
duly organized, validly existing and in good standing under the laws of the State of California. CSAAIIB has all requisite power and authority and licenses necessary to own, lease and operate its properties and conduct its business as presently conducted.

	4.2	Authorization.  All necessary and appropriate action has
been taken by CSAAIIB with respect to the execution and delivery of this Agreement and the performance of CSAAIIB's obligations hereunder. This Agreement has been duly and validly executed and delivered by CSAAIIB and constitutes the legal, valid and binding obligations of CSAAIIB, enforceable against CSAAIIB in accordance with its terms, except as such enforceability may be limited by: (i) bankruptcy, insolvency, reorganization, moratorium or similar laws now or hereafter in effect relating to creditor's rights generally, and (ii) the remedy of specific performance and injunctive and other forms of equitable relief which may be subject to equitable defenses and to the discretion of the court before which any proceeding therefor may be instituted. Neither the execution and delivery of this Agreement by CSAAIIB nor the consummation by CSAAIIB of the transactions contemplated hereby will conflict with or result in a breach of any provision of CSAAIIB's rules and regulations.

	4.3	Share Ownership and Authority.  CSAAIIB is the sole
beneficial and record owner of the CSAAIIB Shares. To CSAAIIB's knowledge, together the CSAAIIB Shares and the AAA Shares constitute all the issued and outstanding shares of capital stock of the Company and, except as provided in the Close Corporation Agreement and the Shareholders' Agreement, CSAAIIB has the full and unrestricted power to sell, assign, transfer and deliver the CSAAIIB

Shares to Buyer in accordance with the terms of this Agreement. At the Closing, CSAAIIB shall transfer and convey to Buyer, and Buyer will acquire, good, valid and marketable title to the CSAAIIB Shares, free and clear of any and all rights, title, interest and claims of others, including without limitation liens, security interests, encumbrances, pledges, charges, claims, voting trusts and restrictions on transfer of any nature whatsoever and without the consent of any third party other than the consent of AAA pursuant to Section 3.8 and the consent of any state insurance regulatory authorities, except as set forth on Schedule 4.3, and except for restrictions on transfer imposed by or pursuant to the securities laws of the United States.

	4.4	Litigation. There is no claim, litigation, action, suit or
proceeding, pending or, to the best knowledge of CSAAIIB, threatened, that questions the validity of this Agreement or seeks to prohibit, enjoin, or otherwise challenge the consummation by CSAAIIB of the transactions contemplated hereby.

	4.5	Close Corporation Agreement and Shareholders' Agreement.
CSAAIIB acknowledges that it is a party to each of the Close Corporation Agreement and the Shareholders' Agreement. Notwithstanding the terms of the Close Corporation Agreement and the Shareholders Agreement, CSAAIIB consents to the execution of this Agreement by AAA and AAA's performance of its obligations hereunder and waives any claim that such execution or performance constitutes a violation by AAA of either the Close Corporation Agreement or the Shareholders' Agreement. CSAAIIB further acknowledges and agrees that the Close Corporation Agreement and the Shareholders Agreement shall terminate as of the Closing, and neither Buyer nor the Company shall have any liability thereunder.

	4.6	No Further Representations and Warranties.  CSAAIIB
disclaims any and all other warranties, express or implied, including, without limitation, those of the Company and AAA.

ARTICLE V

REPRESENTATIONS AND WARRANTIES OF THE COMPANY
		The Company represents and warrants to Buyer that:

	5.1	Corporate Organization; Subsidiaries.

	(a)	The Company is a corporation duly organized, validly
existing and in good standing under the laws of the State of Ohio. The Company has previously delivered to Buyer true, correct and complete copies of its Articles of Incorporation, By-Laws and Code of Regulations. The Company has no Subsidiaries (defined as a corporation or other entity controlled by the Company).

	(b)	The Company is duly qualified to do business and is in good
standing in each jurisdiction listed on Schedule 5.1, is not qualified to do business in any other jurisdiction, and neither the nature of the business conducted by it nor the property it owns, leases or operates requires it to qualify to do business as a foreign corporation in any other jurisdiction. The Company has all requisite power and authority (corporate and other) and licenses necessary to own, lease and operate its properties and conduct its business as presently conducted.

	5.2	Authorization.  All necessary corporate action has been
taken by the Company with respect to the execution and delivery of this Agreement and the performance of its obligations hereunder. This Agreement has been duly and validly executed and delivered by the Company and constitutes the legal, valid and binding obligations of the Company, enforceable against the Company in accordance with its terms, except as such enforceability may be limited by: (i) bankruptcy, insolvency, reorganization, moratorium or similar laws now or hereafter in effect relating to creditor's rights generally, and (ii) the remedy of specific performance and injunctive and other forms of equitable relief which may be subject to equitable defenses and to the discretion of the court before which any proceeding therefor may be instituted.

	5.3	Capitalization and Security Holders.  The authorized capital stock of the Company consists solely of one million (1,000,000) shares of common stock, of which the 107,538 ACIC Shares are the only issued and outstanding shares. All outstanding shares of common stock of the Company have been validly issued and are fully paid and nonassessable. Except as set forth on Schedule 5.3, (i) there are no outstanding subscriptions, options, warrants, puts, calls, agreements, understandings, or other commitments or rights of any type relating to the issuance, sale or transfer by the Company of any securities of the Company, (ii) there are no outstanding securities which are convertible into or exchangeable for any shares of capital stock of the Company; and
(iii) the Company has no obligation of any kind to issue any additional securities. None of the shares of Company capital stock outstanding was issued in violation of the preemptive rights of any person.

	5.4	Litigation. Except as set forth on Schedule 5.4, and except
for all reported, and all incurred but unreported, claims incurred in the ordinary course under insurance policy obligations, there is no claim, litigation, action, suit, proceeding, investigation or inquiry, administrative or judicial, pending or, to the best knowledge of the Company, threatened against the Company, at law or in equity, before any federal, state or local court or regulatory agency, or other governmental authority. Without limiting the scope of the immediately preceding sentence, except as set forth on Schedule 5.4, there is no claim, litigation, action, suit, proceeding, investigation or inquiry pending or, to the best knowledge of the Company, threatened that alleges that the Company has committed fraud or acted in bad faith in contesting a claim under one or more insurance policies issued by the Company. There is no claim, litigation, action, suit, proceeding, investigation or inquiry pending or, to the best knowledge of the Company, threatened, that questions the validity of this Agreement or seeks to prohibit, enjoin or otherwise challenge the consummation of the transactions contemplated hereby.

	5.5	No Conflicts.  Except as set forth on Schedule 5.5, neither
the execution and delivery of this Agreement by the Company, nor the consummation by the Company of the transactions contemplated hereby will
(i) conflict with or result in a breach of any provision of the Articles of Incorporation or Code of Regulations of the Company, (ii) violate, conflict with or result in a breach of any provision of, or constitute a default (or an event which, with the giving of notice, the passage of time or otherwise, would constitute a default) under, or entitle any party (with the giving of notice, the passage of time or otherwise) to terminate, accelerate or cause a default under, or result in the creation of any lien, security interest, charge or encumbrance upon any of the properties or assets of the Company, under any of the terms, conditions or provisions of any agreement, indenture, instrument, order, judgment or decree binding on the Company or its properties or assets, (iii) violate any judgment, order, decree, stipulation, injunction or charge of any court, administrative agency or commission or other governmental authority or instrumentality by which the Company or any of the Company's assets is bound, or (iv) require any consent, approval, declaration, order or authorization of, or registration or filing with, any third party, court or governmental body or other agency, instrumentality or authority by or with respect to the Company in connection with the execution and delivery of this Agreement or the consummation of the transactions contemplated hereby, other than filings with and approvals of any state insurance regulatory authority and other than the filing of a pre-merger notification report under the HSR Act. The Company has received a letter from International Business Machines Corporation ("IBM"), the successor entity to Integrated Systems Solutions Corporation ("ISSC"), to the effect that the purchase of the ACIC Shares and the ACIC Note by Buyer in accordance with the terms herein will not be deemed by IBM to constitute an assignment in violation of Section 16.13 of that certain Agreement for Information Technology Services dated as of January 10, 1996 by and between Buyer and ISSC, a copy of which letter is included with Schedule 5.5.

	5.6	Taxes.

	(a)	Except as set forth on Schedule 5.6, for all taxable years
ending on or after January 1, 1995, the Company and any affiliated, combined or unitary group of which the Company is or was a member has
(i) correctly prepared and timely filed all returns, declarations, estimates, reports, claims for refund, information returns and statements, (collectively "Returns") required to be filed with respect to all federal, state, local and foreign income (gross or net) taxes, customs, premium tax (other than premium taxes not in excess of $1,000 in any instance), duties, fees, together with any interest, penalties or other additions ("Taxes"), (ii) timely and properly paid all Taxes due and payable, and (iii) established on its books and records reserves that are adequate for the payment of all Taxes accrued but not yet due and payable.

	(b)	Except as set forth on Schedule 5.6, there are no actual or
proposed Tax deficiencies, assessments, or adjustments for Taxes with respect to the Company or any assets, property or operations of the Company. Except as set forth in Schedule 5.6, (i) there are no liens for Taxes upon the assets of the Company, (ii) there has been no extension of time within which to file any Return which has not since been filed, (iii) there are no waivers or consents regarding the application of the statute of limitations with respect to any Taxes or Returns and (iv) no federal, state, local or foreign audits or other administrative proceedings or court proceedings are pending with regard to any Taxes or Returns.

	(c)	The Company has not made any election under Section 341(f)
of the Code or any corresponding provision of state, local or foreign
Tax Law.  The Company is not required to include in income any adjustment pursuant to Section 481(a) of the Code by reason of a voluntary change in accounting method nor does the Company have any knowledge that the Internal Revenue Service has proposed any such adjustment or change in accounting method. The Company, as a result of any "closing agreement" as defined in Section 7121 of the Code (or any corresponding provisions of any state, local or foreign Tax Law), is not required to include any item of income in or exclude any item of deduction from taxable income. The Company, as a result of any deferred intercompany gain or any excess loss account, described in Section
1.1502
of the Treasury Department Regulations concerning consolidated returns, is not required to include any item of income in taxable income. The Company has not been at any time during the past ten (10) years a member of an affiliated group, as defined in Section 1504 of the Code, other than one of which AAA was the common parent, or filed or been included in a combined, consolidated or unitary income tax return other than one filed by AAA.

	(d)	The Company has not made any payments and is not obligated
under any contract to make any payments that will be nondeductible, in whole or in part, under Section 280G or 162(m) of the Code.

	(e)	There are no deficiencies, assessments or adjustments for
the Taxes of any Person other than the Company for which the Company would have liability under Reg. 1.1502-6 (or any similar provision of state, local or foreign law), whether as a transferee or successor, by contract or otherwise.

	(f)	Attached as Schedule 5.6(f) is a copy of the Tax Sharing
Agreement (the "Tax Sharing Agreement") to which the Company currently is a party. The Company has not been a party to any other tax sharing agreement with AAA.

	5.7	Financial Statements.  The statutory financial statements
(including the notes thereto) of the Company as of and for the years ended December 31, 1996 and December 31, 1997 (the "Annual Statement") have been prepared in conformity with SAP applied on a consistent basis and present fairly, in all material respects, the admitted assets, liabilities and capital and surplus of the Company at the dates stated therein on the basis of such accounting practices and the results of operations for the periods then ended. The Quarterly Statement for the quarter ended June 30, 1998 (the "Quarterly Statement") has been prepared in conformity with SAP (except for lack of footnotes and normal year-end adjustments as described on Schedule 5.7) and presents fairly, in all material respects, the admitted assets, liabilities and capital and surplus of the Company at the dates stated therein and the results of its operations for their periods then ended on the basis of such practices. The books and records of the Company have been and are being maintained in conformity with SAP.

	5.8	Reports.  Since December 31, 1994, the Company has filed all reports, registrations and statements, together with any amendments required to be made with respect thereto, that were required to be filed with: (i) the Ohio Superintendent of Insurance; and (ii) any applicable state or foreign insurance or licensing authorities (all such reports and statements are collectively referred to herein as the "Company Reports"). As of their respective dates, the Company Reports complied with the statutes, rules and regulations enforced or promulgated by the regulatory authority with which they were filed.

	5.9	Insurance; Reinsurance.

	(a)	[INTENTIONALLY OMITTED.]

	(b)	Since December 31, 1994, all insurance policies issued,
reinsured or underwritten by the Company have been, to the extent required by applicable law, in all material respects on forms approved by the insurance regulatory authority of the jurisdiction where issued or delivered or have been filed with and not objected to by such authority within the period prescribed for such objection, and have utilized premium rates which if required to be filed with or approved by insurance regulatory authorities have been so filed or approved and the premiums charged conform thereto.

	(c)	All reported claims under insurance policy obligations
incurred by the Company have either been paid (or provision for payment has been made therefor) in accordance with the terms of the contracts under which they arose, except for (i) such obligations for which the Company reasonably believes there is a basis to contest payment, (ii) such claims as the Company is currently investigating, and (iii) the items listed on Schedule 5.9(c).

	(d)	No outstanding insurance contract has been issued or assumed by the Company that would entitle the holder thereof or any other Person to receive dividends, distributions or other benefits based on the revenues or earnings of the Company.

	(e)	Except as set forth on Schedule 5.9(e), there are (A) no
claims asserted, (B) no actions, suits, investigations or proceedings by or before any court or other governmental entity, and (C) no investigations by or on behalf of the Company ((A), (B) and (C) being collectively referred to as "Actions") pending or, to the best knowledge of the Company threatened, against the Company that include allegations that the Company was in violation of or failed to comply with any Law, determination or award applicable to the Company in the respective jurisdictions in which its products have been sold, and, to the best knowledge of the Company, no facts exist which would reasonably be expected to result in the filing or commencement of any such Action.

	(f)	Schedule 5.9(f) contains a complete and correct list as of
the date hereof of all reinsurance agreements to which the Company is a party.

	(g)	Since December 31, 1994, all advertising, promotional, sales and solicitation materials and product illustrations used by the Company, or, to the best knowledge of the Company as of the date of this Agreement, by any Agent of the Company, have complied, with all applicable Laws.

	(h)	Since December 31, 1994, each Agent appointed by the
Company, at the time such Agent wrote, sold or produced business for the Company, was duly appointed and, to the best knowledge of the Company, duly licensed, as an insurance agent (for the type of business written, sold or produced by such Agent) in the particular jurisdiction in which such Agent wrote, sold or produced such business for the Company; and to the best knowledge of the Company as of the date of this Agreement, no such Agent has violated (or with or without notice or lapse of time or both would have violated) any term or provision of any Law applicable to the writing, sale or production of business for the Company.

	(i)	As of the date of this Agreement, to the best knowledge of
the Company, except as disclosed on Schedule 5.9(i) the Company has not received any written notification by any Agent or Agents threatening litigation or termination of their agency agreements with the Company or otherwise establishing a basis reasonably to believe that such Agents are likely to cease to do business with the Company in the same manner as such business has been conducted historically, whether as a result of the transactions contemplated by this Agreement or otherwise. There are no side agreements or other written agreements between the Company and such Agents or former Agents, including, without limitation, agreements with respect to the payment of compensation by the Company to such Agents or former Agents in existence on the date hereof and on the Closing Date.

	(j)	As of the date of this Agreement, all reinsurance treaties
and arrangements to which the Company is a party are in full force and effect, and neither the Company nor, to the best knowledge of the Company, any other party thereto, is in violation of or in default in the performance, observance or fulfillment of any material obligation, agreement, covenant or condition contained therein; the Company has not received any notice from any of the other parties to such treaties, contracts or agreements that such other party intends not to perform such treaty, contract or agreement and, to the best knowledge of the Company, the Company has no reason to believe that any of the other parties to such treaties, contracts or arrangements will be unable to perform such treaty, contract or arrangement.

	5.10	Regulatory Agreements.  Except as set forth on Schedule
5.10, as of the date of this Agreement, the Company is not subject to or the recipient of any of the following (each a "Regulatory Agreement"):
a cease-and-desist or other order issued by, a written agreement, consent agreement or memorandum of understanding with, a commitment letter or similar undertaking to, an order or directive by (in each case specifically addressed to the Company), or an extraordinary supervisory letter from, or a board of director resolution adopted at the request of, any Authority that restricts the conduct of the business of the Company or of any direct or indirect beneficial owner of the capital stock of the Company, or that, in any other manner, relates to the Company's capital adequacy, its underwriting or investment policies, its management, or its business. There are no disciplinary proceedings pending before or, to the best knowledge of the Company, being actively considered by any Authority.

	5.11	Absence of Changes.

	(a)	Since December 31, 1997:  (i) the business of the Company
has been conducted in the ordinary course and substantially consistent with recent past practices; and (ii) there has not been, occurred or arisen any adverse change in the business, affairs or financial condition of the Company other such events which, individually or in the aggregate, have not had a Material Adverse Effect on the Company.

	(b)	The Company has not been given notice from A.M. Best
Company, Inc. of any condition (financial or otherwise) on retaining the currently held rating or any threatened or prospective downgrading in such rating.

	5.12	Absence of Undisclosed Liabilities.  Except as and to the
extent reflected in the Annual Statement, the Quarterly Statement, or on
Schedule 5.12, the Company does not have any liabilities, commitments or obligations of any nature, whether absolute, accrued, contingent or otherwise, and whether due or to become due which would be required by SAP to be disclosed on the Annual Statement or the Quarterly Statement, other than liabilities incurred since the Most Recent Balance Sheet Date in the ordinary course of business, consistent with past practice.

	5.13	Insurance Coverage Reserves.

	(a)	The aggregate reserves and other amounts of liabilities or
obligations of the Company (including, without limitation, reserves established as an allowance for uncollectible amounts under any reinsurance, coinsurance or similar contract) as established or reflected in the Annual Statements and the Quarterly Statements were determined in accordance with SAP consistently applied and meet the requirements of the insurance Laws of the applicable jurisdiction.

	(b)	The Company has made no material change in its insurance
reserving practices since December 31, 1994.

	5.14	Operating Permits/Compliance with Law.

	(a)	Except as set forth on Schedule 5.14, the Company has
received no notice from any Authority that it is lacking any approvals, authorizations, consents, licenses, orders, governmental security clearances, and registrations and permits of all governmental agencies, whether federal, state or local, United States or foreign, required to permit the operation of its business as presently conducted.

	(b)	The Company has complied and is in compliance with all
United States and foreign laws, rules, regulations, ordinances, decrees and orders applicable to the operation of its business as presently conducted and/or to its owned or leased properties.

	5.15	Personal and Real Property.  Schedule 5.15 sets forth (i) a
true and correct list of all real property owned by the Company, and
(ii) a true and correct list of all real property leased by the Company. Except as disclosed on Schedule 5.15, the Company has good and marketable title to, and owns outright or leases or holds licenses to use, all of its properties and assets (including, but not limited to, the assets reflected in the Quarterly Statement) except for those disposed of in the ordinary course of business, and none of such assets is encumbered by any mortgage, lien, claim or encumbrance except such mortgages, liens, claims or encumbrances as (a) are reflected on the Quarterly Statement or Schedule 5.15, (b) arise out of taxes not yet due and payable, or (c) relate to immaterial properties or assets. All leases pursuant to which the Company leases any real or material personal property are valid and binding in accordance with their respective terms, and there is not under any such lease any existing default by the Company, event of default or event which, with notice and/or lapse of time, would constitute a default.

All items of real or personal property owned or used by the Company and material to its business have been property maintained and, to the best knowledge of the Company, are in good operating order and repair in light of their age. As of the date of this Agreement, there are no pending lawsuits or condemnation, expropriation, eminent domain or similar proceedings affecting all or any portion of any property listed on Schedule 5.15 or the value thereof, and, to the best knowledge of the Company, no such lawsuits or proceedings are contemplated.

	5.16	Intellectual Property.  Schedule 5.16 hereto sets forth a
list of all trademarks, trade names, service marks and copyrights (or pending registrations and applications therefor) owned or used under license by the Company (collectively, the "Intellectual Property," provided, however, that the term "Intellectual Property" shall not include the AAA Marks and the Automobile Insurance Marks and Phrases), and except as set forth in Schedule 5.16, no royalties, honorariums or fees are payable by the Company to any Person by reason of the ownership or use of the Intellectual Property, the AAA Marks or the Automobile Insurance Marks and Phrases. Schedule 5.16 indicates each item of Intellectual Property which the Company licenses or sublicenses to others. No claims have been asserted against the Company by any Person in connection with the use by the Company of any Intellectual Property, no Person is infringing upon any of the rights of the Company with respect to the Intellectual Property; and the Company's use of the Intellectual Property does not infringe upon the rights of any Person.

	5.17	Year 2000.

	(a)	Schedule 5.17 summarizes, as of the date of this Agreement,
in all material respects (i) the Company's communications and actions to endeavor to ensure that the Company's computer systems will maintain the functionality existing as of the date hereof, taking into account any processing, accepting, calculating, writing and outputting of date-related data whether on, before, or after January 1, 2000 (failure to maintain such functionality hereinafter referred to as a "Year 2000 Problem") and (ii) the status of the Company's dealings and communications with the Company's Agents, insurance companies, vendors, suppliers and service providers with respect to the preparedness of such Persons with respect to the Year 2000 Problem. The Company has made available to Buyer copies of all in-house correspondence and memoranda and all correspondence between the Company and its Agents, insurance companies, vendors, suppliers and service providers concerning Year 2000 Problem compliance.

	(b)	As of the date of this Agreement, to the best knowledge of
the Company, no Agent, insurance company, supplier, vendor or service provider with which the Company transacts business will be unable to timely remedy their own deficiencies in respect of the Year 2000
Problem.

	5.18	Labor Relations.

	(a)	Schedule 5.18(a) sets forth (i) the name and respective
salaries, or wages, dates of employment, and positions of each officer and director of the Company and each other Employee whose total compensation during the year ended December 31, 1997 exceeded $75,000,
(ii) all wage or salary increases or bonuses received by such persons since December 31, 1997, and any accrual for such increases or bonuses since December 31, 1997, and (iii) all commitments or agreements by the Company to increase the wages or modify the conditions or terms of employment of any of its Employees, other than, in the case of Employees who are not officers or directors, year-end raises consistent with past practice.

	(b)	Except as disclosed on Schedule 5.18(b), there are no
complaints, charges or claims against the Company pending or, to the best knowledge of the Company, threatened to be brought or filed with any governmental authority, arbitrator or court based on, arising out of, in connection with, or otherwise relating to the employment or termination of employment of any individual by the Company. True and correct copies of all written personnel policies and manuals of the Company as they relate to the Employees have been made available to Buyer.

	(c)	The Company is not a party to any labor or collective
bargaining agreement, and no employees of the Company are represented by any labor organization. Since December 31, 1994, (i) there have been no representation or certification proceedings, or petitions seeking a representation proceeding, pending or, to the best knowledge of the Company, threatened to be brought or filed with the National Labor Relations Board or any other labor relations tribunal or authority, and
(ii) to the best knowledge of the Company, there have been no organizing activities involving the Company with respect to any group of employees of the Company. No election or proceedings relating to the Company's labor relations with the Employees is pending or, to the best knowledge of the Company, contemplated.

	(d)	Except as set forth on Schedule 5.18(d), the Company has no
written policy or written agreement requiring the Company to make severance payments to any Employee in connection with the termination of their employment with the Company.

	5.19	Benefit Plans and Agreements.

	(a)	A true and complete list of all Benefit Plans in effect that the Company maintains or to which it contributes or since December 31, 1994 has maintained or contributed for the benefit of the Employees is listed in Schedule 5.19(a).

	(b)	The Company has delivered to Buyer an accurate and complete
copy of each of (i) each Benefit Plan (including any amendments thereto) listed on Schedule 5.19(b) (or, to the extent any Benefit Plan has not been reduced to writing, an accurate description thereof), and, to the extent applicable, an accurate and complete copy of each of any related trust agreement, annuity contract or other funding instrument and any other documents pursuant to which the Benefit Plan is or has been maintained, funded or administered; (ii) the most recent determination letter issued by the Internal Revenue Service with respect to each Benefit Plan and all written communications with the Internal Revenue Service, the U. S. Department of Labor and/or the Pension Benefit Guaranty Corporation made or received since January 1, 1993 with respect to each plan and any summary plan description and other written communication by the Company to the Employees, plan participants and beneficiaries concerning such Benefit Plan; (iii) with respect to each Benefit Plan Internal Revenue Service
Form 5500 and attached schedules, audited financial statements, actuarial valuation reports and attorneys' responses to any auditor's request for information filed or prepared since January 1, 1995; and
(iv) the most recent non-discrimination tests performed for each of the tax-qualified Benefit Plans, including, without limitation, the average deferral percentage and average contribution percentage tests for the defined contribution pension benefit plans.

	(c)	Each Benefit Plan has been established and administered in
all respects in accordance with its terms, and in compliance with the applicable provisions of the Code, ERISA and other applicable Laws.
Each Benefit Plan which is intended to be qualified within the meaning of the Code is so qualified and has received a favorable determination letter from the Internal Revenue Service as to its qualification and, to the best knowledge of the Company, nothing has occurred which would cause the loss of such qualification. With respect to each Benefit
Plan, no action, suit or claim (other than ordinary and usual claims for benefits) is pending or, to the best knowledge of the Company, threatened, and to the best knowledge of the Company no fact or circumstance exists which could reasonably be expected to give rise to any such action, suit or claim. No event has occurred and no condition exists and the transactions contemplated by this Agreement shall not constitute or cause any such event to occur or condition to exist that would subject the Company to any tax, fine, penalty, cause of action or damages imposed under the Code or ERISA with respect to any Controlled Group Benefit Plan. Except as identified on Schedule 5.19(c), each Benefit Plan may be amended or terminated, without obligation or liability (other than (i) those obligations and liabilities for which specific and sufficient assets have been set aside in a trust or other funding vehicle or reserved for on the Most Recent Balance Sheet, and
(ii) those obligations and liabilities identified under Section 5.19 hereof that might arise upon termination of the Company's Employees' Pension Plan), which currently is known as the Automobile Club Insurance Company Employees' Pension Plan (the "Employees' Pension Plan"). No Benefit Plan has incurred any "accumulated funding deficiency" as such term is defined in Section 412 of the Code or Section 302 of ERISA (whether or not waived). The Company has made all payments and contributions identified by the actuary for the Employees' Pension Plan as necessary to satisfy the funding requirements imposed by the Code and under the terms of said pension plan for the period commencing January
1, 1998, and ending on the Closing Date, as computed by said pension plan's actuary in the actuarial valuation prepared August 11, 1998 for the 1998 calendar year as previously provided to Buyer pursuant to
Section 5.19(b) above. No Benefit Plan will be amended other than for any amendment that is required by law to be adopted prior to or at the Closing without Buyer's prior written consent.

	(d)	There exists no condition or set of circumstances which
present a risk of termination or partial termination of any Benefit Plan which could result in any liability, increased funding obligation or acceleration of vesting or benefit availability on the part of the Company. The Company does not and has not contributed to a Multiemployer Plan.

	(e)	Except as disclosed on Schedule 5.19(e), there is no
unfunded obligation under any Benefit Plan providing benefits after termination of employment to any Employee and the Company has made no other commitment to Employees, former Employees or their beneficiaries under which they are or would be obligated to provide any benefit or payment which is not fully funded through a trust or other funding arrangement or reserved for on the most recent Quarterly Statement. Except as disclosed on Schedule 5.19(e), the Company has no "accumulated post-retirement benefit obligation," as defined in FASB Statement No. 106 (or any successor statements), in respect of post-retirement benefits for Employees. No Benefit Plan exists which could result in the payment to any Employee as a result of any transaction explicitly contemplated by this Agreement.

	(f)	The Company is not, nor at any time since January 1, 1992
has it been, a fiduciary, service provider or "party in interest," as defined by Section 3(14) of ERISA and applicable regulations, or "disqualified person," as defined by Section 4975(e)(2) of the Code and applicable regulations, with respect to any employee benefit plan, other than a Benefit Plan.

	5.20	Environmental Matters.

	(a)	Company is not subject to any liability (and has not handled or disposed of any substance, arranged for the disposal of any substance, or owned or operated any property or facility in any manner that could reasonably be expected to form the basis for any future Environmental Claim against the Company giving rise to any liability) for damage to the atmosphere or any site, location or body of water
(surface or subsurface) or for any other reason under any Environmental
Law.

	(b)	No notice, citation, summons or order has been received by
the Company and no complaint has been filed and no penalty has been assessed or, to the best knowledge of the Company, threatened by any Authority or third party with respect to (i) any alleged violation by the Company of any Environmental Law, (ii) any alleged failure by the Company to have any Environmental Permit required under any Environmental Law in connection with its business or (iii) any other Environmental Claim to which the Company or any of its assets is, or reasonably could be expected to be, subject.

	(c)	Except as disclosed on Schedule 5.20, to the best knowledge
of the Company, no environmental inspection report (collectively, "Environmental Reports") has been prepared by any Person concerning compliance with, or actual or potential liability under, applicable Environmental Law with respect to the Company's business, operations, assets or properties or any property contiguous thereto.

	5.21	Full Disclosure.  Each statement of fact set forth in any
Schedule to Article V of this Agreement is true and accurate and does not omit to state any material fact necessary in order to make the statements made or information disclosed, in light of the circumstances under which they were made or disclosed, not misleading.

ARTICLE VI

CONDITIONS PRECEDENT TO OBLIGATIONS

	6.1	Conditions to Obligations of Buyer.  Each and every
obligation of Buyer to be performed under this Agreement shall be subject to the satisfaction at or prior to the Closing of each of the following conditions (unless waived in writing by Buyer):

	(a)	Representations and Warranties.  The representations and
warranties set forth in Articles III and IV and Sections 5.1(a), 5.3, 5.18(d) and 5.19(a) of this Agreement shall have been true and correct when made and shall be true and correct at and as of the Closing. The representations and warranties set forth in Article V, other than Sections 5.1(a), 5.3, 5.18(d), and 5.19(a) shall have been true and correct in all material respects when made and shall be true and correct in all material respects at and as of the Closing, including those representations and warranties that, by their terms, are made only "as of the date of this Agreement" or "as of the date hereof," disregarding such qualification solely for purposes of this Section 6.1(a); provided, however, that for purposes of this sentence, such representations and warranties shall be deemed to be true and correct in all material respects unless the failure or failures of such representations and warranties to be so true and correct, in the aggregate, represents a material adverse change to the properties, assets, liabilities (contingent or other), business, results of operations or condition (financial or otherwise) (including contingent liabilities) of the Company as represented in this Agreement, and further provided that for purposes of determining whether such a material adverse change occurred from the date of execution of this Agreement to the Closing, there shall be disregarded any adverse change that, is directly and proximately related solely to (w) a decrease in the volume of the Company's direct written premiums, or (x) a decision by one or more agents of the Company to terminate doing business with the Company or to decrease the volume of the policies that they write on behalf of the Company, or (y) a decrease in the market value of the Company's investment securities, or
(z) an increase in either or both the volume or average severity of claims made under insurance policies issued by the Company in the ordinary course of business consistent with past practice, which claims arise out of facts or circumstances occurring after the date of this Agreement, including, without limitation, an increase in either or both the volume or average severity of claims as a consequence of adverse weather conditions occurring after the date of this Agreement; provided, however, that the exclusion set forth in clause (z) shall not apply to the extent such material adverse change arises out of the Company's mismanagement of one or more such claims, including, without limitation, acts or omissions constituting fraud or bad faith by the Company.

	(b)	Performance of Agreement.  Each of AAA, CSAAIIB and the
Company shall have fully performed and complied in all material respects with the covenants, conditions and other obligations under this Agreement which are to be performed or complied with by it at or prior to the Closing, including, without limitation, all deliveries to be made pursuant to Sections 7.2, 7.3 and 7.4 of this Agreement and all covenants to be performed prior to the Closing pursuant to Articles VIII and IX of this Agreement.

	(c)	Consents. All applicable governmental approvals, including
approval of the Superintendent of Insurance of the State of Ohio and any other state and other Authorities whose approval is required to consummate the transactions contemplated hereby shall have been received, and no approval shall have imposed any condition or requirement which would have a Material Adverse Effect on the Company or on the economic benefits to Buyer of the transactions contemplated by this Agreement. All conditions required to be satisfied prior to the Closing imposed by the terms of such approvals shall have been satisfied. All waiting periods relating to such approvals shall have expired. All notifications to any Authority that are required shall have been made. All pre-merger filing requirements and waiting periods, including, without limitation, those under the HSR Act, shall have been received or satisfied.

	(d)	No Adverse Change.  There shall not have been any material
adverse change in the business operations, assets, or financial position of the Company since the date of this Agreement provided, however, that for purposes of determining whether this condition has been satisfied there shall be disregarded any adverse change that is directly and proximately related solely to (w) a decrease in the volume of the Company's direct written premiums, or (x) a decision by one or more agents of the Company to terminate doing business with the Company or to decrease the volume of the policies that they write on behalf of the Company, or (y) a decrease in the market value of the Company's investment securities, or (z) an increase in either or both the volume or average severity of claims made under insurance policies issued by the Company in the ordinary course of business consistent with past practice, which claims arise out of facts or circumstances occurring after the date of this Agreement, including, without limitation, an increase in either or both the volume or average severity of claims as a consequence of adverse weather conditions occurring after the date of this Agreement; further provided, however, that the exclusion set forth in clause (z) shall not apply to any material adverse change arising out of the Company's mismanagement of one or more such claims, including, without limitation, a material adverse change arising out of allegations that the Company committed acts or omissions constituting fraud or bad faith. Since the date of this Agreement, the Company shall have conducted its business, operations, activities and practices only in the ordinary course of business substantially consistent with past practice.

	(e)	No Adverse Proceeding.  There shall not be pending or
threatened any claim, action, litigation or proceeding (judicial or administrative) or governmental investigation against Buyer, either Seller or the Company for the purpose of enjoining or preventing the consummation of this Agreement, or otherwise claiming that this Agreement or the consummation of the transactions contemplated hereby is illegal.

	(f)	Certificates.

	(i)	AAA shall have delivered to Buyer at the Closing a
certificate signed on its behalf by its President or Vice President and Secretary or Assistant Secretary, dated the date of Closing, to the effect that AAA has fully performed and satisfied all covenants and conditions required hereunder to be performed and satisfied by it at or prior to the Closing, including, without limitation, the condition set forth in Section 6.1(a) and all deliveries to be made by it pursuant to Section 7.2 of this Agreement and all covenants to be performed by it prior to the Closing pursuant to Article VIII of this Agreement, (2) to the best knowledge of AAA the Company has fully performed and satisfied all covenants required hereunder to be performed and satisfied by it at or prior to the Closing, including, without limitation, all covenants to be performed by it prior to the Closing pursuant to Article VIII of this Agreement, (3) the condition set forth in subsection (e) of this Section 6.1 has been satisfied insofar as it pertains to AAA, and (4) to the best knowledge of AAA, the condition set forth in subsection (e) of this Section 6.1 has been satisfied insofar as it pertains to the Company.

	(ii)	CSAAIIB shall have delivered to Buyer at the Closing a
certificate signed on its behalf by its President, Senior Vice President or Vice President and Secretary, dated the Closing Date, to the effect that the representations and warranties set forth in
Article IV which apply to CSAAIIB were true and correct when made and are true and correct at and as of the Closing and that it has made the deliveries required of it by Section 7.3 of the Agreement.

	(iii)	The Company shall have delivered to Buyer at the
Closing a certificate signed on its behalf by its President or Vice President and Secretary or Assistant Secretary, dated the Closing Date, to the effect that (1) the Company has fully performed and satisfied all covenants and conditions required hereunder to be performed and satisfied by it at or prior to the Closing, including, without limitation, the condition set forth in
Section 6.1(a) and all deliveries to be made by it pursuant to
Section 7.4 of this Agreement and all covenants to be performed by it prior to the Closing pursuant to Article VIII of this Agreement, (2) the condition set forth in subsection (d) of this
Section 6.1 has been satisfied and (3) the condition set forth in subsection (e) of this Section 6.1 has been satisfied insofar as it pertains to the Company.

	(g)	ACIC Shares.  There shall have been delivered to Buyer
certificates representing the ACIC Shares, which shall be registered in the name of Buyer, or duly endorsed for transfer to Buyer or accompanied by duly executed stock powers.

	(h)	ACIC Note.  There shall have been delivered to Buyer the
ACIC Note which shall be duly endorsed for transfer to Buyer or accompanied by a duly executed instrument effectuating its transfer to Buyer.

	(i)	No Bankruptcy Issues.  No proceeding in which the Company or either Seller shall be a debtor, defendant or party seeking an order for its own relief or reorganization shall have been brought or be pending by or against such Person under any federal, state or foreign bankruptcy or insolvency law.

	(j)	Resignation of Directors.  The directors of the Company on
the date of the Closing shall have resigned as directors of the Company.

	6.2	Conditions to Obligations of Sellers.  Each and every
obligation of each Seller to be performed under this Agreement shall be subject to the satisfaction at or prior to the Closing of the following conditions (unless waived in writing by each Seller affected by such waiver):

	(a)	Representations and Warranties.  The representations and
warranties of Buyer set forth in Article II of this Agreement shall have been true and correct when made, and shall be true and correct at and as of the Closing as though such representations and warranties were made as of the Closing.

	(b)	Performance of Agreement.  Buyer shall have fully performed
and complied with the covenants, conditions and other obligations under this Agreement which are to be performed or complied with by it at or prior to the Closing, including, without limitation, all deliveries to be made pursuant to Section 7.5 of this Agreement.

	(c)	Consents.  All applicable governmental approvals, including
approval of the Superintendent of Insurance of the State of Ohio and any other state and other Authorities whose approval is required to consummate the transactions contemplated hereby shall have been received. All conditions required to be satisfied prior to the Closing imposed by the terms of such approvals (other than those conditions which could not reasonably be expected to have a Material Adverse Effect on the economic benefits of the transaction to either Seller) shall have been satisfied. All waiting periods relating to such approvals shall have expired. All notifications to any Authority that are required shall have been made. All pre-merger filing requirements and waiting periods, including, without limitation, those under the HSR Act, shall have been received or satisfied.

	(d)	No Adverse Proceeding.  There shall not be pending or
threatened any claim, action, litigation, proceeding or order or decree (judicial or administrative) or governmental investigation against Buyer, the Sellers or the Company for the purpose of enjoining or preventing the consummation of this Agreement, or otherwise claiming that this Agreement or the consummation of the transactions contemplated hereby is illegal.

	(e)	Certificates.  Buyer shall have delivered to the Sellers at
the Closing a certificate signed on its behalf by its President or Vice President and Secretary or Assistant Secretary, dated the date of Closing, to the effect that Buyer has fully performed and satisfied all covenants and conditions required hereunder to be performed and satisfied by it at or prior to the Closing, including, without limitation, all deliveries to be made by it pursuant to Section 7.5 of this Agreement and all covenants to be performed by it prior to the Closing pursuant to Article VIII of this Agreement.

	(f)	Purchase Price.  Buyer shall have paid the Purchase Price at the Closing in accordance with Section 1.2 hereof.

	(g)	Sun Bank Guaranty.  The Commerce Insurance Company ("CIC")
shall have delivered to AAA a guaranty in form and substance reasonably acceptable to AAA pursuant to which CIC will agree to guarantee Buyer's obligations under Section 8.13 of this Agreement.


ARTICLE VII

CLOSING

	7.1	The Closing.  The transactions contemplated by this
Agreement shall be closed (the "Closing"), and all deliveries to be made at such time in connection therewith shall take place at the offices of Baker & Hostetler, L.L.P., 2300 Sun Trust Center, 200 South Orange Avenue, Orlando, Florida, or at such other place as the parties mutually agree, commencing at 10:00 a.m., Orlando, Florida time, on that date (the "Closing Date") which is the third Business Day following the date on which the last to occur of (i) the receipt of all required governmental authorizations, approvals, and consents that are conditions to the consummation of the transactions contemplated hereby have been obtained, and (ii) the expiration of all required waiting periods.

	7.2	Deliveries of AAA at Closing.  At the Closing, AAA will
deliver or cause to be delivered to Buyer the following:

	(a)	Certificates representing the AAA Shares, which shall be
registered in the name of Buyer, or duly endorsed for transfer to Buyer or accompanied by duly executed stock powers as set forth in Section 6.1(g);

	(b)	The ACIC Note which shall be duly endorsed for transfer to
Buyer or accompanied by a duly executed instrument effectuating their transfer to Buyer as set forth in Section 6.1(h);

	(c)	The certificates of officers of AAA referred to in Section
6.1(f)(i) of this Agreement;

	(d)	Certificate issued by the Secretary of State of Connecticut, as of a date reasonably acceptable to Buyer, as to the legal existence and good standing of AAA, together with a copy of its Articles of Incorporation, as certified by the Secretary of State of Connecticut, as of a date reasonably acceptable to Buyer.

	(e)	A certificate of the Secretary or an Assistant Secretary of
AAA and certifying as to (i) the requisite corporate or other action authorizing the transactions contemplated by the Agreement and (ii) the incumbency and signatures of the Officers of AAA executing this Agreement and the other agreements contemplated hereby;

	(f)	All minute books, stock transfer books, stock certificate
books, and corporate certificates, and all corporate seals of the Company in AAA's possession; and

	(g)	An opinion letter of Baker & Hostetler LLP, counsel to AAA,
dated as of the Closing Date, addressed to Buyer in substantially the form attached hereto as Exhibit 7.2(g).

	7.3	Deliveries of CSAAIIB at Closing.  At the Closing, CSAAIIB
shall deliver or cause to be delivered to Buyer the following:

	(a)	Certificates representing the CSAAIIB Shares, which shall be registered in the name of Buyer, or duly endorsed for transfer to Buyer or accompanied by duly executed stock powers as set forth in Section
6.1(g);

	(b)	The certificate of officers of CSAAIIB referred to in
Section 6.1(f)(ii) of this Agreement;

	(c)	A certificate of the President, Senior Vice President or
Secretary, or an Assistant Secretary of CSAIIB and certifying as to:
(i) the requisite action authorizing the transactions contemplated by this Agreement; and (ii) the incumbency and signatures of the CSAAIIB officers executing this Agreement and the other instruments contemplated hereby.

	7.4	Deliveries of the Company at Closing.  At the Closing, the
Company will deliver or cause to be delivered  the following:

	(a)	To Buyer:

	(i)	The certificate of officers of the Company referred to
in Section 6.1(f)(iii);

	(ii)	A Certificate of the Secretary of State of Ohio as to
the legal existence and good standing of the Company, together with a copy of the Company's Articles of Incorporation, certified by the Secretary of State of Ohio; and

	(iii)	A certificate issued by the Ohio Department of
Insurance, as of a date reasonably acceptable to Buyer, that the Company is duly licensed to conduct the business presently conducted by the Company; and

	(b)	To Sellers:

	(i)	A certificate of the individuals listed on Schedule
7.4(b) to AAA that the representations and warranties of the Company set forth in Article V are true and correct, except as set forth on the Disclosure Schedule attached to that certificate, to the best knowledge of each such individual, after reasonable inquiry of appropriate management personnel.

	7.5	Deliveries of Buyer at Closing.  At the Closing, Buyer will
deliver or cause to be delivered to Sellers the following:

	(a)	The Purchase Price in the form specified in Section 1.2 of
this Agreement, against an appropriate receipt therefor;

	(b)	The certificate referred to in Section 6.2(e) of this
Agreement; and

	(c)	A Certificate of the Secretary of State of Rhode Island as
to the legal existence and good standing of Buyer, together with a copy of Buyer's Articles of Incorporation, certified by the Secretary of State of Rhode Island.


ARTICLE VIII

COVENANTS

	8.1	Covenant Not to Compete.  AAA covenants and agrees that it
shall not, for a period of ten (10) years following the Closing Date engage whether on its own account or as a shareholder, partner, joint venturer or agent of any Person, in any business which competes with the personal lines property and casualty insurance business of the Company anywhere in the United States; provided, however, the foregoing covenant shall not be deemed to have been violated by the ownership of shares of any class of capital stock of any publicly held corporation so long as the aggregate holdings of AAA represent less than five percent (5%) of the outstanding shares of such class of capital stock and that class of capital stock is registered under Section 12(b) or 12(g) of the Exchange Act and is listed or admitted for trading on any United States national securities exchange or is quoted on the National Association of Securities Dealers, Inc. Automated Quotations System. Notwithstanding the foregoing, this Section 8.1 shall not in any way limit AAA from conducting any activities (other than activities directly related to the underwriting and issuance of personal line property and casualty insurance policies directly by AAA or indirectly by AAA as a shareholder, partner, joint venturer or agent of any Person) that AAA reasonably determines are necessary for, or incident to, the performance of its functions as a national association of entities that perform automobile club services, including but not limited to: (a) granting to any AAA-Affiliated Club or any Related Underwriter the right to use (including, without limitation, such use in connection with the sale of any insurance products whether personal line property and casualty insurance policies or otherwise) the AAA Marks and the Automobile Insurance Marks and Phrases (excluding the ACIC Name), (b) the performance of any functions, actions or activities (other than activities directly related to the underwriting and issuance of personal line property and casualty insurance policies directly by AAA or indirectly by AAA as a shareholder, partner, joint venturer or agent of any Person) contemplated by, or referenced in, AAA's By-laws or other governing documents, as the same shall be amended from time to time, (c) or any activities (other than activities directly related to the underwriting and issuance of personal line property and casualty insurance policies directly by AAA, or indirectly by AAA as a shareholder, partner, joint venturer, or agent of any Person) presently conducted directly or indirectly by AAA. Buyer acknowledges that AAA-Affiliated Clubs and their Related Underwriters shall not be bound by the covenants set forth in this Agreement, including, without limitation, this Section 8.1, and nothing in this Section 8.1 shall in any way limit the activity of any entity other than AAA, including but not limited to any AAA-Affiliated Club or any Related Underwriter, including but not limited to those Related Underwriters listed on
Schedule 8.1.  This Section 8.1 is the "Covenant Not to Compete."

	8.2	Conduct of Business of the Company Prior to the Closing.
AAA covenants and agrees that on and after the date hereof and prior to the Closing, and except as otherwise consented to or approved by Buyer in writing, AAA shall take all commercially reasonable efforts (excluding the payment of money) to cause the Company to comply with the following, and the Company covenants and agrees that on and after the date hereof and prior to the Closing, and except as otherwise consented to or approved by Buyer, the Company shall comply with the following:

	(a)	The business, operations, activities and practices of the
Company shall be conducted only in the ordinary course of business and consistent with past practice including making contributions required to be made to any Benefit Plan, except as otherwise expressly provided in this Agreement;

	(b)	The Company shall not sell, transfer, pledge, mortgage,
encumber or otherwise dispose of any of its material amount of property or assets other than the sale of insurance policies issued in the ordinary course of business;

	(c)	The Company shall not merge or consolidate with any other
person or entity or acquire a material amount of assets of any other person or entity;

	(d)	No change shall be made in the Articles of Incorporation or
Code of Regulations of the Company, except as otherwise expressly provided in this Agreement;

	(e)	No change shall be made in the number of shares of
authorized or issued capital stock of the Company; nor shall any option, warrant, call, right, commitment or agreement of any character be granted or made by the Company relating to its authorized or issued capital stock; nor shall the Company issue, grant or sell any securities or obligations convertible into or exchangeable for shares of capital stock of the Company;

	(f)	Except as provided in Section 9.3, no dividend shall be
declared or paid or other distribution (whether in cash, stock, property or any combination thereof) or payment declared or made in respect of the capital stock of the Company, nor shall the Company purchase, acquire or redeem or split, combine or reclassify any shares of its capital stock;

	(g)	The Company shall not (i) except in the ordinary course of
business and consistent with past practice, incur any indebtedness for borrowed money in addition to any such indebtedness outstanding on the date of this Agreement, including any renewals or extensions thereof;
(ii) assume, guarantee, endorse, or otherwise become liable or responsible (whether directly, contingently or otherwise) for the obligations of any other individual, firm or corporation except in the ordinary course of the conduct of its insurance business consistent with past practice; or (iii) make any loans, advances or capital contributions to, or investments in, any other individual, firm or corporation, except for investments in the ordinary course of its insurance business consistent with past practice;

	(h)	The Company shall not materially change any method or
principle of accounting in a manner that is inconsistent with past practice except as a result of changes to SAP and after prior notice to Buyer;

	(i)	Except as set forth in Section 8.11 and the Tax Sharing
Agreement, the Company shall not make any payment to AAA or CSAAIIB or any of their respective Affiliates (other than for expenditures made on behalf of the Company in the ordinary course of business consistent with past practice made after ten (10) Business Days notice to Buyer) or forgive any indebtedness due or owing from AAA or CSAAIIB or any of their respective Affiliates; or

	(j)	The Company shall not (i) enter into any agreement with any
labor union or association representing any Employee, (ii) institute, amend or terminate any Benefit Plan, (iii) pay any pension or retirement allowance to any Person not required by an existing plan or agreement,
(iv) except as set forth on Schedule 8.2, increase in any manner the compensation or fringe benefits of, or pay any bonus to, any officer or employee other than customary annual (or less frequent) increases in the wages or salaries of non-officer employees consistent with past practice, which increases on an annualized basis do not increase the salary or wage of any individual employee by more than 5% and in the aggregate do not increase personnel costs for all non-officer employees by more than 2% over the levels in effect as of December 31, 1997, or
(v) increase any other direct or indirect compensation or employee benefit for or to any of its officers, directors or employees; or

	(k)	The Company shall not enter into, amend, terminate or fail
to renew any Material Contract except in the ordinary course of business consistent with past practices; or

	(l)	The Company shall not amend, terminate or renew any
reinsurance contract set forth on Schedule 5.9(f) without Buyer's consent, which consent shall not be unreasonably withheld or delayed.

	(m)	The Company shall not make any capital expenditures, capital additions or capital improvements in excess of $50,000 in the aggregate;
or

	(n)	The Company shall not enter into any agreement or commitment to do any of the foregoing.

	8.3	No Negotiations.

	(a)	After the date of this Agreement and prior to the Closing,
AAA and the Company shall not, and shall instruct and cause each of their respective Representatives not to, solicit or encourage, directly or indirectly, inquiries or proposals from any Person (including any of their respective Representatives) with respect to any recapitalization, merger, consolidation or other business combination involving the Company, any sale of all or a substantial portion of the assets of the Company, or the sale of the ACIC Shares or ACIC Note or any material equity interest in the Company (any of the foregoing, a "Competing Transaction"). Except as expressly permitted by Section 8.3(b), AAA and the Company shall not, and shall instruct and cause each of their respective Representatives not to, furnish any non-public information relating to or participate in any negotiations, discussions or other activities concerning any Competing Transaction with any Person other than Buyer.

	(b)	If any bona fide written proposal for a Competing
Transaction (a "Competing Transaction Proposal") is received by, or any negotiations or discussions regarding a Competing Transaction Proposal are sought to be initiated with, directly or indirectly, AAA or the Company or any of their Representatives, AAA or the Company, as the case may be, shall promptly notify Buyer and shall disclose to Buyer the identity of the Person making or seeking to make such Competing Transaction Proposal, the terms and conditions thereof and such other information as Buyer may reasonably request.

	(c)	Notwithstanding Section 8.3(a), following receipt of a
"Qualifying Competing Transaction Proposal" (as defined below), neither AAA nor any of its Representatives shall be prohibited from (x) engaging in discussions or negotiations with the Person that has made the Qualifying Competing Transaction Proposal and thereafter providing to such Person information previously provided or contemporaneously made available to Buyer, provided such Person shall have entered into a confidentiality agreement substantially in the form attached hereto as
Exhibit 8.3(c), or (y) subject to the terms of Section 10.1(f) of this Agreement, terminating this Agreement. A "Qualifying Competing Transaction Proposal" shall mean a Competing Transaction Proposal with respect to which the following condition is satisfied: the AAA Board of Directors, or a duly constituted committee thereof, shall have determined that the financial terms of such Competing Transaction Proposal are, from AAA's perspective, financially superior to the value to be received by AAA pursuant to this Agreement as of the date referenced in Section 1.2(b)(i).

	(d)	In the event that AAA determines that a Competing
Transaction Proposal is a Qualifying Competing Transaction Proposal, it shall, within twenty (20) Business Days of the date of the determination referenced in Section 8.3(c), give notice to Buyer either (i) reaffirming AAA's intent to proceed under this Agreement and to consummate the purchase and sale of the ACIC Shares and the ACIC Note, or (ii) seeking to terminate this Agreement pursuant to Section 10.1(g). If AAA does not, within such twenty (20) Business Day-period, either expressly reaffirm its intent to proceed under this Agreement or terminate this Agreement pursuant to Section 10.1(g), Buyer may at any time thereafter terminate this Agreement pursuant to Section 10.1(f).

	8.4	Access to Records.  From the date of this Agreement until
the Closing, AAA and the Company, upon reasonable notice, shall make or cause to be made fully available to Buyer and its representatives, attorneys, accountants and agents, for examination the assets and property of the Company and all books, contracts, agreements, commitments, records and documents relating to the Company's business, and shall permit Buyer and its representatives, attorneys, accountants and agents to have full access to the same at all reasonable times after reasonable notice. Buyer shall hold in confidence all information so obtained and shall use such information only for the purpose of implementing the transactions contemplated hereby.

Buyer further covenants and agrees that, prior to the consummation of the transactions contemplated herein, it shall not at any time, and shall cause its agents, affiliates and representatives not to at any time, without the prior written consent of AAA and CSAAIIB (as to such information as relates to CSAAIIB), disclose any confidential information regarding the operations of the Company, AAA or CSAAIIB to third parties. If the transactions contemplated hereby are not consummated, Buyer shall return all data and other information to AAA or the Company and continue to honor the foregoing confidentiality and nondisclosure covenants. Such obligation of confidentiality and nonuse shall not extend to any (i) information which is shown to be or to have been generally known to others engaged in the same trade or business as the Company; (ii) information that is or shall be public knowledge through no act or omission by Buyer or any of its directors, officers, employees, professional advisors, or other representatives; (iii) information which is rightfully obtained by Buyer from a third party that is under no contractual or other obligation of confidentiality with respect to such information; or (iv) information which is required to be disclosed pursuant to judicial or governmental requirements.

	8.5	Hart-Scott-Rodino Act Filings.  AAA, CSAAIIB and Buyer shall reasonably cooperate in the preparation of, and promptly file, all notices and other filings required of it under the HSR Act as a result of the transactions contemplated by this Agreement.

	8.6	Insurance License Filings.  Buyer, with the cooperation of
AAA and the Company, shall prepare and file within (15) fifteen Business Days of the date hereof (unless such delay is due to AAA or the Company) with the Ohio Department of Insurance and any other applicable jurisdictions, such applications or notifications as may be required in order to obtain any approvals necessary for the consummation of the transactions contemplated hereby and such other pre-acquisition notifications as may be required to be made by Buyer prior to Closing in order for the Company to maintain, after the Closing Date, the insurance licenses of the Company in effect on the date hereof. In connection with such approvals, Buyer shall accept, and use all reasonable efforts to satisfy, all conditions to the consummation of the transactions contemplated hereby imposed by such regulatory authorities which would not have a material adverse effect on the financial condition or business of the Company.

	8.7	Insurance Holding Company Filings.  Prior to the Closing,
Buyer, with the cooperation of AAA and the Company shall prepare and file within fifteen (15) Business Days of the date hereof (unless such delay is due to the Company or AAA) with all applicable state insurance authorities such registrations or other information as may be required to comply with all applicable state insurance holding company statutes, including, without limitation, the filing of a Form A with the Ohio Department of Insurance.

	8.8	Additional Financial Statements.  For the periods ending
subsequent to June 30, 1998 and prior to the Closing, the Company shall promptly furnish to Buyer (i) copies of monthly unaudited financial statements of the Company, and (ii) copies of quarterly unaudited financial statements of the Company, and (iii) copies of Quarterly Statements of the Company. Such financial statements will be complete and correct in all material respects and will be consistent in form with those previously prepared by the Company for such interim periods.

	8.9	Welfare Plans and Other Benefit Plans.

	(a)	Employees of the Company shall continue to participate in
the Employee Welfare Benefit Plans (as defined in Section 3(1) of ERISA) available through AAA and its affiliates (the "Welfare Plan") through 11:59 p.m. the day before the Closing Date, at which time coverage under the Welfare Plan shall cease for such employees of the Company and their eligible beneficiaries and dependents.

	(b)	Effective as of 12:01 a.m. on the day of the Closing the
Company shall establish such new employee welfare benefits plans (as defined in section 3(1) of ERISA) as it may desire; provided, however, that the Company (or Purchaser for employees of the Company) shall, effective as of 12:01 a.m. on the Closing Date: (i) establish a group health plan (as defined in section 607(1) of ERISA) for active employees of the Company which plan shall waive any pre-existing conditions and evidence of insurability requirements with respect to employees of the Company (and, if applicable, count total service with the Company both before and after the Closing for eligibility purposes), except for such pre-existing conditions and evidence of insurability requirements as are contained in the Welfare Plan on the Closing Date which could have been imposed had coverage under the Welfare Plan continued; and (ii) shall also provide to any then retired employees and their eligible beneficiaries and dependents ongoing retiree healthcare and other related benefits under such terms and conditions as are then applicable to such retirees and their eligible beneficiaries and dependents. Effective as of 12:01 a.m. on the day of the Closing, the Company and the Buyer shall be solely responsible and liable for such employee welfare benefit plans, and Seller shall have no liability whatsoever with respect to such plans; and Buyer shall, and shall cause the Company to, indemnify Seller against, and hold them harmless from, any liability related to any such employee welfare benefit plans established or maintained by the Company or Buyer.

	(c)	AAA shall, at no cost to AAA, provide such cooperation at
any time and from time to time after the Closing as the Company or Buyer may reasonably request in connection with any termination of a Defined Benefit Pension Plan.

	8.10	Severance Pay.  If, during the one year period from and
after the Closing, the Company terminates the employment of any Employee other than for cause or as a result of unsatisfactory job performance, the Company shall give such Employee two weeks' prior notice of such termination for each year the Employee was employed by the Company, up to a maximum of twenty-six (26) weeks of notice.

	8.11	Certain Tax Matters.

	(a)	AAA will include the income of the Company (including any
deferred income triggered into income by Treasury Regulations 1.1502-13 and 1.502-14 and any excess loss accounts taken into income under Treasury Regulation 1.1502-19) on AAA's consolidated federal income Tax Returns for all periods through the Closing Date and pay all federal income Taxes attributable to such income; provided, however, that for all periods ending on or prior to the Closing the Company shall continue to be liable to reimburse AAA, in accordance with the terms of the Tax Sharing Agreement in effect as of the date of this Agreement, for the Company's share of such income Taxes. The Company will furnish to AAA upon AAA's request, no later than ten Business Days after such request, Tax information for inclusion in AAA's federal consolidated income Tax Return for any period ending on or prior to the Closing Date in accordance with the Company's past custom and practice. AAA will take no position with respect to any item on its Tax Returns that relate to the Company that is inconsistent with respect to the treatment of such item by the Company on prior Tax Returns and that is reasonably likely to have a Material Adverse Effect on the Company's Tax liability after the Closing Date. AAA will allow the Company a period of not more than twenty (20) Business Days to review and comment upon such Tax Return (including any amended returns) to the extent they relate to the Company provided, however, that the Company will not object to any return position taken by AAA with respect to the Company unless such position is reasonably likely to have a Material Adverse Effect on the Company's Tax liability after the Closing Date. The income of the Company will be apportioned to the period up to and including the Closing Date and the period after the Closing Date by closing the books of the Company as of the end of the Closing Date. The Company and AAA shall terminate, not later than the Closing Date, the Tax Sharing Agreement, which termination shall provide that the Tax Sharing Agreement shall have no further effect after the Closing for any taxable year (whether the current year, a future year or a past year).

	(b)	If AAA is assessed additional federal income tax
attributable to an increase in the taxable income of the Company for any period (a "Pre-Closing Period") ending on or prior to the Closing during which the Company joined with AAA in the filing of a consolidated federal income tax return, then, provided that AAA has complied in all material respects with the procedures set forth under Section 8.11(c), the Company shall reimburse AAA within twenty (20) Business Days after receipt of a written request therefor from AAA, which request shall be accompanied by evidence that AAA has paid such assessment. Notwithstanding the immediately preceding sentence, the Company will have no obligation to reimburse AAA for any such assessment to the extent that the aggregate amount of "Damages" under "Buyer Indemnifiable Claims" for which the Buyer has given notice is equal to or in excess of the "Deductible" (as such term is defined in Article XI of this Agreement).

<page



	(c)	AAA shall provide the Company with prompt notice of any
actual or proposed IRS audit of a Pre-Closing Period to the extent that such audit will relate to the Company, and the Company and its counsel shall e entitled to participate at the Company's expense in any such audit to the extent that it relates to the Company. Without the Company's prior written consent, which consent may not be unreasonably withheld, AAA may not settle any issue arising in such audit in a manner that would obligate the Company to reimburse AAA pursuant to Section 8.11(b) or otherwise adversely affect, in any material respect, the Company's Taxes after the Closing. AAA also shall promptly notify the Company of any actions taken, inquiries made (whether written or oral), or written determinations received by the IRS relating to the Company for any Pre-Closing Period.

	(d)	Any refund of Taxes received by the Company and attributable to a period prior to the Closing shall be applied and offset against any Buyer's Indemnifiable Claims described in Section 11.2(b)(iv) asserted at the time such refund is received, and the resulting amount shall be paid to AAA (if a refund results) or treated as a Buyer Indemnifiable
Claim (if a Buyer Indemnifiable Claim results). The netting of amounts described in the previous sentence shall be done without regard to the Deductible.

	8.12	Insurance Coverage.  Buyer shall cause the Company to
maintain in full force and effect the directors' and officers'/errors and omissions/fiduciary/employment practices and liability insurance in effect immediately prior to the Closing for such time as is necessary to provide coverage for acts of directors and officers on or prior to the Closing; provided, however, that Buyer shall not be obligated to cause the Company to expend more than Twenty-Five Thousand Dollars ($25,000)(the "Premium Cap") to maintain or procure such coverage; and provided further that if the Company is unable to maintain or procure the insurance coverage called for by this Section 8.12 for an amount equal to or less than the Premium Cap, Buyer shall cause the Company to obtain as much comparable insurance as may be obtained for an amount equal to the Premium Cap; and provided further that AAA may, at its sole discretion, request the Company to procure additional coverage in excess of the amount purchased for $25,000, but only if and to the extent AAA pays the incremental cost of such coverage over $25,000. The Company will upon request make available to Buyer for inspection and copying at the Company's headquarters complete and correct copies of all forms of insurance policies of the Company together with all forms of riders thereto.

	8.13	Sun Bank Guaranty.  Buyer shall indemnify and hold AAA
harmless from any and all liability that AAA may have under that certain Corporate Guaranty Agreement given to Sun Bank National Association dated April 1993, a copy of which is set forth as Schedule 8.13.

ARTICLE IX

INTELLECTUAL PROPERTY

	9.1	Use of Certain Intellectual Property.

	(a)	Buyer acknowledges that the Company presently has the right
to use the AAA Marks for the purpose of selling personal lines property and casualty insurance products in the Service Areas of AAA Affiliated Clubs that have granted such rights to the Company (the "Granting AAA Club"). The Service Areas where the Company has obtained, and subsequent to the Closing obtains, the right to use the AAA Marks from the Granting AAA Club operating in such Service Area and such right has not been revoked or terminated are collectively referred to herein as the "Approved Territories" and separately as an "Approved Territory."
The Company may, from and after the Closing, use the AAA Marks in accordance with the Emblem Regulations in the Approved Territories until such right is revoked or terminated in whole or in part by the Granting
AAA Club. The Company shall have no right to use (and AAA shall have the right to prevent the Company from using) any AAA Marks outside of the Approved Territories. All other uses by the Company of any AAA Marks will be terminated prior to the Closing. AAA shall not grant any Person, including the Company, the right to use the ACIC Name, provided, however, that AAA may grant to any AAA Affiliated Club or Related Underwriter the right to use (i) the Automobile Insurance Marks and Phrases; and (ii) the phrase "Automobile Club Insurance Company" as part of a larger name or phrase. Example of the types of usage allowed by
(i) and (ii) of the preceding sentence are set forth on Schedule 9.1.
The Company shall use all commercially reasonable efforts not to (and
Buyer shall use all commercially reasonable efforts to cause the Company not to) by any means, including, without limitation, any display or transmission via radio broadcast, television broadcast, cable transmission or internet transmission use, display or transmit any AAA Marks or Automobile Insurance Marks and Phrases or any component or derivation thereof outside of the Approved Territories; provided, however, that the Company shall not be deemed to be in breach of this sentence if the radio, television, cable or print medium is disseminated from, and the message is solely directed to customers or potential customers who reside in, an Approved Territory. The Company shall not (and Buyer shall cause the Company not to) make any reference to its affiliation with AAA or any AAA Affiliated Club in connection with any activities conducted in, or with respect to, any geographic area other than an Approved Territory, and then reference may be made only to AAA and the Granting AAA Club to the extent permitted by the Granting AAA
Club operating in such Approved Territory.

	9.2	Change of Company's Name.  As soon as practical after the
date of this Agreement, Sellers and the Company shall cause the Company's Articles of Incorporation to be amended to change the name of the Company to Members Property & Casualty Company. AAA, the Company, and Buyer shall cooperate and use all commercially reasonable efforts to prepare, execute, file and deliver all documentation necessary to effect, evidence or notify third parties (including without limitation, Authorities) of such name change. The Company shall have the right to use the name "Automobile Club Insurance Company" but only in an Approved Territory and only until completion of the change of name, provided that Buyer and the Company are cooperating and, after the Closing, Buyer and the Company are diligently pursuing, such name change. Buyer acknowledges that nothing in this Agreement shall be construed as granting to Buyer any rights to use the Automobile Insurance Marks and Phrases except and to the extent expressly provided in the immediately preceding sentence. Provided that the Closing occurs, the reasonable fees and expenses relating to such name change (including filing fees and attorney fees) shall be shared equally by AAA and Buyer. Each party shall, to the extent practicable, give the other party notice of such expense prior to incurring the expense. The covenant set forth in this
Section 9.2 shall survive the Closing.

	9.3	Dividend of Name and Mark.  The parties acknowledge and
agree that, prior to the Closing, the Company shall distribute as a dividend to Sellers all of the Company's rights to the service mark "Automobile Club Insurance," the ACIC Name and all trademarks and service marks and other intellectual property related to the name or the service mark. AAA, the Buyer and the Company shall cooperate and use all commercially reasonable efforts to prepare, execute, file and deliver all documentation necessary to effect, evidence or notify third parties (including, without limitation, Authorities) of such transfer. The covenant set forth in this Section 9.3 shall survive Closing.

	9.4	Specific Performance.  Sellers and Buyer acknowledge and
agree that a party's remedy for a breach of any provision of this
Article IX shall be specific performance, in addition to any other remedies available to it under this Agreement.

	9.5	Enforcement.  AAA and the Company agree to notify each other in writing (an "Infringement Notice") of any material infringing use of the precise name "Automobile Club Insurance Company" (the "ACIC Name"), other than as part of a larger name or phrase. AAA in its sole and absolute discretion may commence or prosecute claims or suits with respect to any infringing use of, or challenge to any and all rights
Sellers may presently have or may acquire in the future to the ACIC
Name, in its own name or in the name of the Company, or join the Company as a party in any such claim or suit, provided, however, that AAA shall provide the Company with written notice (a "Commencement Notice") of the commencement of any such suit or proceeding no later than thirty (30) Business Days after the commencement thereof. If, within sixty (60) Business Days after the Company delivers an Infringement Notice to Sellers, AAA does not provide the Company with a Commencement Notice with respect to the subject matter of the Infringement Notice, the Company shall be free to pursue the infringement action described in the Infringement Notice at the Company's cost and expense provided, however, that the Company may not agree to any settlement terms other than the payment of money without the prior written consent of AAA, which shall not be unreasonably withheld. AAA shall not be compelled to commence litigation in order to protect the Company's rights to the ACIC Name nor be required to bear the costs incurred in any litigation commenced by the Company. In the event AAA elects to commence litigation to protect its rights in the ACIC Name against third parties, AAA shall bear all fees, costs and expenses incurred in connection therewith. The covenant set forth in this Section 9.5 shall survive the closing.


ARTICLE X

TERMINATION

	10.1	Termination of Agreement.  This Agreement may be terminated
at any time prior to the Closing:

	(a)	by the mutual written consent of Buyer and the Sellers;

	(b)	by either Buyer or AAA if any of the representations or
warranties of the other party contained herein shall be inaccurate or untrue in any material respect;

	(c)	by either Buyer or AAA if any obligation, term or condition
to be performed, kept or observed by such other party hereunder has not been performed, kept or observed in any material respect at or prior to the time specified in this Agreement;

	(d)	by Buyer or either Seller if any permanent injunction or
other order of a court or other competent authority preventing the consummation of the transactions contemplated by this Agreement shall have become final and nonappealable;

	(e)	by either Buyer or AAA, if not then in material breach of
any of its obligations hereunder, if the Closing has not occurred by May
31, 1999;

	(f)	by Buyer if AAA has not reaffirmed, pursuant to Section
8.3(d), its intent to proceed with the transactions contemplated by this Agreement following its receipt of a Qualifying Competing Transaction Proposal; provided, however, that in the case of a termination under this Section 10.1(f), Buyer shall be entitled to receive from AAA the Reimbursement Fee (as defined below) pursuant to Section 10.2; or

	(g)	by AAA following notice to Buyer if AAA elects to accept a
Qualifying Competing Transaction Proposal, subject to termination of this Agreement and Buyer's first refusal right specified below, which notice shall specify the final terms and conditions of such Qualifying Competing Transaction Proposal, including, without limitation, the form and amount of consideration to be received by AAA and CSAAIIB in exchange for the ACIC Shares and the ACIC Note; provided, however, that the effectiveness of a termination pursuant to this Section 10.1(g) is subject to the satisfaction of each of the following conditions: (i) Buyer shall not have exercised its right of first refusal pursuant to
Section 10.3 and (ii) AAA shall have paid the Termination Fee to Buyer pursuant to Section 10.2.

	10.2	Effect of Termination.

	(a)	A termination under this Article X shall not prejudice any
claims which any party may have under this Agreement, in law or in equity, as a consequence of any failure or default under this Agreement by another party hereto provided, however, that in no event shall a termination of this Agreement entitle any party to a claim for consequential, special or punitive damages.

	(b)	If this Agreement is terminated pursuant to Section 10.1(f)
or 10.1(g), AAA shall pay to Buyer the Termination Fee not more than ten
(10) days after the later of (X) AAA's receipt of notice of Buyer's termination of this Agreement pursuant to Section 10.1(f) or (Y) the expiration of Buyer's right of first refusal pursuant to Section 10.3.
The "Termination Fee" means the greater of (i) Five Million Dollars ($5,000,000) or (ii) fifty percent (50.0%) of the amount by which the aggregate value to be received by AAA and CSAAIIB pursuant to the Qualifying Competing Transaction Proposal exceeds the Purchase Price.
If Buyer terminates this Agreement pursuant to Section 10.2(f) and within one (1) year after such termination AAA enters into a definitive agreement for a different Competing Transaction pursuant to which the aggregate value to be received by AAA and CSAAIIB would be greater than the value of the Qualifying Competing Transaction Proposal used initially in calculating the Termination Fee, then the Termination Fee shall be recalculated using such higher value and AAA shall pay the increase, if any, in the Termination Fee not more than five (5) days after closing such subsequent Competing Transaction.

	10.3	Right of First Refusal.  By notice from Buyer to AAA given
not later than twenty (20) Business Days after delivery to Buyer of notice from AAA of its intention to seek termination of this Agreement as provided by Section 8.3(d)(ii) and Section 10.1(g), Buyer shall have the right to enter into a definitive agreement with AAA and, if applicable, CSAAIIB on the same terms and conditions as the Qualifying Competing Transaction Proposal that AAA identified in its notice pursuant to Section 10.1(g), except that the purchase price payable thereunder shall be reduced by the amount of the Termination Fee that would have otherwise been payable to Buyer pursuant to Section 10.2. Notwithstanding any provision of this Agreement to the contrary, any proposed sale by AAA of the AAA Shares other than the sale contemplated by this Agreement, including, without limitation, a sale pursuant to this Section 10.3 shall remain subject to CSAAIIB's rights of first refusal as set forth in the Shareholders' Agreement.

ARTICLE XI

INDEMNIFICATION

	11.1	Survival of Representations, Warranties and Agreements.
Subject to the limitations set forth in Section 11.3 of this Agreement and notwithstanding any investigation conducted at any time with regard thereto by or on behalf of either party hereto, all representations and warranties of Buyer, Seller and the Company in this Agreement shall survive execution, delivery and performance of this Agreement. All representations and warranties of Buyer, Seller and the Company set forth in this Agreement shall be deemed to have been made again by Buyer, Seller or the Company, as the case may be, at and as of the Closing except to the extent any representation and warranty (or part thereof) is limited in time by its specific terms. All statements contained in any Schedule or Exhibit hereto shall be deemed representations and warranties of Buyer, Seller or the Company, as the case may be, set forth in this Agreement within the meaning of this Article.

	11.2	Indemnification.

	(a)	As used in this Article, any reference to a representation,
warranty or covenant contained in any Section of this Agreement shall include the Schedule relating to such Section.

	(b)	AAA shall indemnify and hold harmless Buyer, its directors,
officers, employees and agents, from and against any and all losses, liabilities, damages, demands, claims, suits, actions, judgments or causes of action, assessments, costs and expenses, and any and all amounts paid in settlement of any claim or litigation (collectively, "Damages"), asserted against, resulting to, imposed upon, or incurred or suffered by Buyer, directly as a result of or arising from any of the following (collectively with the CSAAIIB Claims as defined in Section 11.2(c), "Buyer's Indemnifiable Claims"): (i) any inaccuracy in or breach or nonfulfillment of any of the representations, warranties, covenants or agreements made by AAA in this Agreement, provided, however, that any failure to deliver the certificate to be delivered with regard to Section 6.1(a) shall not give rise to any liability on the part of AAA; (ii) any inaccuracy in or any breach of any representation or warranty of the Company; (iii) any facts or circumstances constituting such an inaccuracy, breach or nonfulfillment;
(iv) any liability of the Company for Taxes incurred by the Company prior to the Closing. For purposes of this Agreement, Damages for claims other than third party claims shall not include any consequential, special or punitive damages. Notwithstanding anything else in this Agreement, Buyer shall not be entitled to indemnification pursuant to this Section 11.2 on account of the failure of any of the representations set forth in this Agreement, including but not limited to Section 5.11(a)(ii), to be accurate from the date of this Agreement up to and including the Closing Date to the extent that the failure of such representation to be accurate as of the Closing Date is directly and proximately related solely to (w) a decrease in the volume of the Company's direct written premiums, or (x) a decision by one or more agents of the Company to terminate doing business with the Company or to decrease the volume of the policies that they write on behalf of the Company, or (y) a decrease in the market value of the Company's investment securities, or (z) an increase in either or both the volume or average severity of claims made under insurance policies issued by the Company in the ordinary course of business consistent with past practice, which claims arise out of facts or circumstances occurring after the date of this Agreement, including, without limitation, an increase in either or both the volume or average severity of claims as a consequence of adverse weather conditions occurring after the date of this Agreement shall be disregarded; provided, however, that the exclusion set forth in clause (z) shall not apply to any Damages arising out of the Company's mismanagement of one or more of such claims, including without limitations Damages arising out of allegations that the Company committed acts or omissions constituting fraud or bad faith; and provided further, the exclusion shall not affect in any way AAA's obligation under this Section 11.2 to indemnify Buyer for a breach of the Company's representation set forth in Section 5.13(a).

	(c)	CSAAIIB shall indemnify and hold harmless Buyer, AAA and
their respective directors, officers, employees and agents, from and against any and all Damages asserted against, resulting to, imposed upon, or incurred or suffered by Buyer or AAA, directly as a result of or arising from any inaccuracy in or breach or nonfulfillment of any of the representations, warranties covenants or agreements made by CSAAIIB in Article IV and Section 7.3 of this Agreement (collectively, "CSAAIIB Claims").

	(d)	Buyer shall indemnify and hold harmless each Seller and
their respective, directors, officers, employees and agents, from and against any and all Damages asserted against, resulting to, imposed upon, or incurred or suffered by Seller, directly as a result of or arising from any inaccuracy in or breach or nonfulfillment of any of the representations, warranties, covenants or agreements made by Buyer in this Agreement or any facts or circumstances constituting such an inaccuracy, breach or nonfulfillment (collectively, "Sellers Indemnifiable Claims").

	(e)	Any payment made by either Seller pursuant to either
Seller's indemnification obligations under this Section 11.2 shall constitute a reduction in the Purchase Price hereunder. Any payment made by Buyer pursuant to Buyer's indemnification obligations under this
Section 11.2 shall constitute an addition to the Purchase Price hereunder.

	(f)	If the event that has caused the Damages for the purposes of this Section 11.2 gives rise to a current deduction against taxable income of the Indemnified Party, the Damages shall be reduced by the tax benefit attributable thereto. If such event will give rise to a future tax deduction to the Indemnified Party, the Damages shall be reduced by the tax benefit attributable thereto discounted at the prime rate of interest reported in the Wall Street Journal at the time of payment.

	(g)	The amount of any indemnification claim by Buyer against
either Seller under this Section 11.2 shall be reduced by any insurance payment received by Buyer, pursuant to an insurance policy of the Company in effect as of the date of this Agreement, on account of the Damages that give rise to such indemnification claim; provided, however, that this Section 11.2(g) shall not obligate Buyer or the Company to obtain any insurance coverage or, if already obtained, to maintain the effectiveness of such insurance or to make any claim thereunder.

	(h)	Buyer shall be deemed to have suffered Damages arising out
of or resulting from the matters referred to in subsection (b) or (c) of this Section 11.2 if the same shall be suffered by any parent, subsidiary or affiliate of Buyer, including, without limitation, the Company.

	(i)	Either Seller shall be deemed to have suffered Damages
arising out of or resulting from the matters referred to in subsection
(d) of this Section 11.2 if the same shall be suffered by any parent, subsidiary or affiliate of either Seller.

	(j)	In the event and to the extent Buyer asserts a Buyer's
Indemnifiable Claim against CSAAIIB, other than pursuant to a CSAAIIB Claim, AAA shall indemnify and hold harmless CSAAIIB its directors, officers, employees and agents from and against any and all Damages.

	11.3	Limitations on Indemnification.  Rights to indemnification
hereunder are subject to the following limitations:

	(a)	The obligation of indemnity provided herein with respect to
the representations and warranties set forth in Section 5.6 shall terminate on the expiration of the periods of limitations applicable to assessment and collection of federal, state and local taxes with respect to the representations as to the absence of unpaid or undisclosed taxes (including any interest, penalties or expenses) of any Person;

	(b)	The obligation of indemnity provided herein with respect to
the representations and warranties set forth in Article III, Article IV and Sections 5.1(a) and 5.3 shall never terminate. The obligation of indemnity provided herein with respect to the representation and warranty set forth in Section 5.2 shall terminate on the Closing Date.

	(c)	The obligation of indemnity provided herein, other than with respect to Article III, Article IV and Sections 5.1(a), 5.2, 5.3 and 5.6 of this Agreement, shall apply only to Indemnifiable Claims with respect to which the Indemnifying Party has received notice as provided in this
Article XI on or before on March 31, 2000.

	(d)	Notwithstanding subsections (a), (b) and (c) of this Section
11.3, Buyer shall not be entitled to indemnification hereunder with respect to Buyer's Indemnifiable Claim (as defined in Section 11.2) (or, if more than one Indemnifiable Claim is asserted, with respect to all of Buyer's Indemnifiable Claims) unless the aggregate amount of Damages with respect to Buyer's Indemnifiable Claim or Claims exceeds $3,925,000 (the "Deductible"), in which event the indemnity provided for in Section
11.2 hereof shall be effective with respect to only such amount of such Damages as exceeds the Deductible. The Deductible shall not apply to or be reduced by:  (i) claims asserted for breaches of the representations and warranties set forth in Article III, Article IV and Sections 5.1(a), 5.3, 5.18(d) and 5.19(a); (ii) claims asserted for a breach or breaches of the representations and warranties set forth in Section 5.6(e); and
(iii) claims asserted for Damages incurred by the Company with respect to any Controlled Group Benefit Plan other than a Benefit Plan. With respect to those Buyer Indemnifiable Claims that are subject to the limitation set forth in this subsection (d), Buyer shall not be entitled to indemnification for any Buyer Indemnifiable Claim unless the total amount of Damages attributable to such Buyer Indemnifiable Claim
(measured on a claim by claim basis, with no aggregation of claims provided that all claims made with respect to a financial statement described in Section 5.7 shall be treated as a single claim) exceeds $25,000, and any Buyer Indemnifiable Claim for which the Damages are below that threshold shall not be taken into account for purposes of calculating the aggregate amount of Damage in excess of the Deductible.

	(e)	Notwithstanding anything contained in this Agreement to the
contrary, the maximum liability of a Seller for Buyer's Indemnifiable Claims shall be the Purchase Price received by such Seller.

	(f)	Any claim for indemnification hereunder which is not
asserted by notice given as herein provided which specifically identifies a particular breach and the underlying facts and Damages relating thereto in the periods of survival specified in this Section
11.3 may not be pursued and is hereby irrevocably waived after such time.

	11.4	Procedure for Indemnification.

	If any party hereto determines to seek indemnification (for purposes of this Section 11.4, the "Indemnified Party") under this Article with respect to an Indemnifiable Claim, it shall give notice to the other party hereto (for purposes of this Section 11.4, the "Indemnifying Party") in accordance with the following procedures.

	(a)	Procedure with Respect to All Claims.

	(i)	Notice of Claim.  An Indemnified Party shall give
written notice to the Indemnifying Party specifying the nature and amount of the alleged Indemnifiable Claim and setting forth a reasonably detailed statement of the facts giving rise to the claim.

	(ii)	Acceptance of Claim.  If the Indemnifying Party,
within thirty (30) Business Days after the receipt of notice from the Indemnified Party, shall not give written notice to the Indemnified Party announcing its intent to contest such assertion of the Indemnified Party, such assertion shall be deemed accepted and the amount of the claim shall be deemed a valid Indemnifiable Claim.

	(iii)	Contesting Assertion of Claim.  The Indemnifying Party
may contest the assertion of a claim by giving such written notice to the Indemnified Party within such thirty (30) Business Day period.

	(A)	Negotiations.  The parties, acting in good
faith, shall endeavor to reach agreement with respect to such claim within thirty (30) Business Days after the Indemnified Party's receipt of such notice contesting the assertion of an Indemnifiable Claim.

	(B)	Arbitration.  If the parties cannot reach
agreement with respect to such claim within the thirty (30) Business Day period, the contested assertion of a claim shall be resolved by binding arbitration administered by the American Arbitration Association in accordance with the American Arbitration Association's Commercial Arbitration Rules. Any such arbitration proceeding shall be conducted in Columbus, Ohio before a panel of three neutral arbitrators, all of whom shall be professionals with at least five (5) years of experience in the applicable field. The arbitrators shall be appointed as provided in the American Arbitration Association's Commercial Arbitration Rules. In rendering the award, the arbitrators shall determine whether there is an Indemnifiable Claim, and if so, the value of the Indemnifiable Claim. The arbitration shall be governed by the Federal Arbitration Act, 9 U.S.C. 201 et seq., and judgment upon the award rendered by the arbitrators may be entered by any court having jurisdiction thereof.

	(C)	Costs.  Each party shall pay its own legal,
auditing and other fees in connection with such a contest; provided, however, that the fees of the arbitrators and the expenses incurred by the arbitrators shall be shared equally by the parties.

	(b)	Procedures with Respect to Third Party Claims.  With respect to Indemnifiable Claims resulting from the assertion of liability by third parties, the following procedures shall also apply.
Notwithstanding this Section 11.4(b), however, any difference(s) between the parties concerning the existence of value of an Indemnifiable Claim resulting from the assertion of liability by third parties shall be resolved in accordance with the procedures detailed in Section 11.4(a).

	(i)	Time to Give Notice.  The Indemnified Party shall
provide notice within sixty (60) days of becoming aware of an Indemnifiable Claim. The notice shall set forth such information with respect thereto as is then reasonably available to the Indemnified Party. For purposes of this clause (i), the Indemnified Party shall not be deemed to be "aware" of any Indemnifiable Claim unless one or more executive officers of the Indemnified Party has actual knowledge of the fact that the Indemnified Party has a reasonable basis upon which to assert an Indemnifiable Claim.

	(ii)	Assumption of Defense.  The Indemnifying Party will be
entitled, if it so elects by written notice delivered to the Indemnified Party within thirty (30) days after receiving the Indemnified Party's notice, to assume the defense thereof with counsel satisfactory to the Indemnified Party. Notwithstanding the foregoing, the Indemnified Party shall also have the right to employ its own counsel in any such case, but the fees and expenses of such counsel shall be at the expense of the Indemnified Party.

	(iii)	Failure to Assume Defense.  In the event that the
Indemnifying Party, within thirty (30) days after receipt of the aforesaid notice of an Indemnifiable Claim, fails to provide any written notice to the Indemnified Party, the Indemnifying Party shall be deemed to have accepted the Indemnifiable Claim, and the Indemnified Party shall have the right to undertake the defense, compromise or settlement of such action on behalf of and for the account and risk of the Indemnifying Party.

ARTICLE XII

MISCELLANEOUS PROVISIONS

	12.1	Notice.

	All notices, requests, demands and other communications required or permitted under this Agreement, including, without limitation, all notices required pursuant to Article VIII of this Agreement, shall be deemed to have been duly given and made if in writing and served either by personal delivery (which shall include delivery by Federal Express or similar services) to the party for whom it is intended, or by being deposited postage prepaid, certified or registered mail, return receipt requested (or such form of mail as may be substituted therefor by postal authorities), in the United States mail, bearing the address shown in this Agreement for, or such other address as may be designated in writing hereafter by, such party, or by being sent by a telecopy with a hard copy sent simultaneously via overnight courier:

	If to Seller:		The American Automobile Association
(Incorporated)
				1000 AAA Drive
				Heathrow, Florida 32746-5063
				Attention:  Richard D. Rinner
				Telecopy (407) 444-7997

	With a copy to:	Edward G. Ptaszek, Jr.
				Baker & Hostetler
				3200 National City Center
				1900 East 9th Street
				Cleveland, Ohio 44114-3485
				Telecopy (216) 696-0740

	If to Buyer:		AAA Southern New England
				501 Centerville Road
				Warwick, RI  02886-4390
				Attention:  H. Thomas Rowles, President
				Telecopy (401) 732-5022

			and

				The Commerce Group, Inc.
				211 Main Street
				Webster, MA 01570
				Attention:	Gerald Fels,
						Executive Vice President and CFO
						Tel:  (508) 949-4113
						Fax:  (508) 949-4111

	With a copy to:	Regan P. Remillard, Senior Vice President
				   and General Counsel
				The Commerce Group, Inc.
				c/o Commerce West Insurance Company
				500 Hopyard Road, Suite 2000 (94568)
				Pleasanton, CA 94556
				Tel:  (925) 734-1701
				Fax:  (925) 734-6120

			and

				Partridge, Snow & Hahn
				180 South Main Street
				Providence, RI  02903-9120
				Telecopy:  (401) 861-8210
				Attention:  John J. Partridge, Esq.

				Nutter, McClennen & Fish, LLP
				One International Place
				Boston, MA 92110-2699
				Tel:  (617) 439-2000
				Fax:  (617) 973-9748
				Attention:	Constantine Alexander, Esq.
						and
						Michael K. Krebs, Esq.

	If to CSAAIIB:	California State Automobile Association
				Inter-Insurance Bureau
				P.O. Box 429186
				San Francisco, California 94142-9186
				Telecopy:  (415) 552-5261
				Attention:  Paul Drewitz

	If to the Company:	Automobile Club Insurance Company
				3590 Twin Creeks Drive
				P.O. Box 182580
				Columbus, Ohio 43218-2580
				Telecopy:  (614) 272-2676
				Attention:  Thomas E. Berridge

	12.2	Entire Agreement.  This Agreement and the Schedules and
Exhibits hereto embody the entire agreement and understanding of the parties hereto with respect to the subject matter hereof, and supersede all prior and contemporaneous agreements and understanding relative to said subject matter. Each reference in this Agreement to an Exhibit or Schedule shall mean an Exhibit or Schedule attached to this Agreement. Each such Exhibit or Schedule is deemed to be incorporated into this Agreement by such reference. Any item disclosed in this Agreement or any Schedule hereto is deemed to be disclosed on any other Schedule, or be treated as an exception to any other representation and warranty to which the item reasonably relates.

	12.3	Binding Effect; Assignment.  This Agreement and the various
rights and obligations arising hereunder shall inure to the benefit of and be binding upon Buyer, its representatives, successors and assigns, and each Seller, their respective representatives, successors and assigns. Neither this Agreement nor any of the rights, interests or obligations hereunder shall be transferred or assigned (by operation of law or otherwise) by any party hereto without the prior written consent of the other parties (which consent shall not be unreasonably withheld), except that Buyer shall have the right to assign any or all of its rights hereunder to a wholly owned subsidiary of Buyer and to transfer and assign ownership of the Company or its assets and properties to an Affiliate of Buyer. No such transfer by Buyer shall operate in any way to modify or discharge any of the obligations of Buyer contemplated by this Agreement.

	12.4	No Third-Party Beneficiaries.  Subject to Section 12.3
hereof, nothing herein, expressed or implied, is intended or shall be construed to confer upon or give to any person, firm, corporation or legal entity, other than the parties hereto, any rights, remedies or other benefits under or by reason of this Agreement.

	12.5	Counterparts.  This Agreement may be executed simultaneously in multiple counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument.

	12.6	Captions.  The article and section headings of this
Agreement are inserted for convenience only and shall not constitute a part of this Agreement in construing or interpreting any provision hereof.

	12.7	Expenses and Transactions.  Except as provided in Section
10.2 with respect to the Termination Fee, each of the parties hereto will bear its own costs and expenses (including legal fees and expenses) incurred in connection with this Agreement and the transactions contemplated hereby.

	12.8	Waiver; Consent.  This Agreement may not be changed,
amended, terminated, augmented, rescinded or discharged (other than in accordance with its terms), in whole or in part, except by a writing executed by the parties hereto, and no waiver of any of the provisions or conditions of this Agreement or any of the rights of a party hereto shall be effective or binding unless such waiver shall be in writing and signed by the party claimed to have given or consented thereto.

	12.9	Other and Further Covenants.  The parties shall, in good
faith, execute such other and further instruments, assignments or documents as may be necessary for the consummation of the transactions and performance of the covenants contemplated by this Agreement, and shall assist and cooperate with each other in connection with these activities.

	12.10	Construction.  Whenever the context requires, words used in
the singular shall be construed to mean or include the plural and vice versa, and pronouns of any gender shall be deemed to include and designate the masculine, feminine or neuter gender. Whenever used in this Agreement, the word "including" shall be non-exclusive and shall mean "including without limitation." All references to Sections, Articles, Schedules and Exhibits shall, unless another agreement is expressly referenced, mean the applicable Sections or Articles of, or the Schedules or Exhibits to, this Agreement. The terms "herein," "hereunder," and terms of similar import refer to this Agreement as a whole and not to the specific Section or Article in which they are used. This Agreement is the joint product of the parties, and each provision hereof has been subject to the mutual consultation, negotiation and agreement of such parties, and shall not be construed for or against any party.

	12.11	Governing Law.  This Agreement shall in all respects be
construed in accordance with and governed by the laws of the State of Ohio, without regard to any such laws relating to choice or conflict of laws.

	12.12	Public Announcements.  Neither Buyer, the Company nor either
Seller shall, without the prior written consent of the others, make any public announcement or any release to trade publications or to the press or make any statement to any competitor, customer or any other third party with respect to the transactions contemplated herein, except such announcement, release or statement necessary in the opinion of its counsel to comply with applicable requirements of federal or state law, the content of which is reasonably acceptable to the parties.

	12.13	Certain Definitions.  In the context of this Agreement, the
following terms, when utilized in this Agreement and unless the context otherwise requires, shall have the meanings indicated, which meaning shall be equally applicable to both the singular and plural forms of such terms:

	"AAA Affiliated Club" means any corporation, association or organization including parent or subsidiary corporations, and affiliated business entities, operated primarily to accomplish objectives and purposes similar to those of AAA, and who agrees to comply with, or where the context is appropriate, agrees to cause member subsidiary corporations to comply with, AAA Bylaws, and AAA Accreditation and Quality Standards, including but not limited to a AAA Organization Member as defined in the AAA Bylaws.

	"AAA Bylaws" mean the Bylaws of AAA.

	"AAA Marks" means the AAA emblem (the letters AAA in block form, enclosed within an oval or without an oval and as otherwise described in the Emblem Regulations.

	"ACIC Name" means the precise name "Automobile Club Insurance
Company."

	"Affiliate" with respect to any Person means any person (a "Controlling Person") which, directly or indirectly, through one or more intermediaries, controls the subject Person or any person which is controlled by or is under common control with a Controlling Person. For the purposes of this definition, "control" (including the correlative terms "controlling," "controlled by" and "under common control with"), with respect to any Person, means possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities or by contract or otherwise.

	"Agent" means any insurance broker or insurance agent used by the Company.

	"Amended Shareholders' Agreement" shall have the meaning set forth in section 3.3.

	"Approved Territory" shall have the meaning set forth in Section
9.1.

	"Authority" means any federal, state or local governmental regulatory agency, commission, bureau or authority.

	"Automobile Insurance Marks and Phrases " means: (i) the ACIC Name; (ii) the phrases contained within, and any component parts of or derivation of the ACIC Name such as (A) "Auto Club Insurance," (B) "Automobile Club Insurance" and (C) "Automobile Club Insurance Company" but only when used in any combination or order in conjunction with other words to form a larger name; and (iii) the name "Otto Klub."

	"Benefit Plan" means each "employee benefit plan" as set forth in
Section 3(3) of ERISA, and includes, without limitation, Multiemployer Plans, and each employment, compensation, deferred compensation, stock purchase, stock option, consulting, severance, change-in-control, fringe benefit, welfare, insurance, bonus, incentive and other employee or service provider benefit plan, agreement, contract, program, policy or arrangement, whether or not subject to ERISA (including any funding mechanism therefor now in effect or required in the future), whether formal or informal, oral or written, legally binding or not, under which any employee or former employee of, or other provider or former provider of services to, the Company has, had or may have any present or future right to benefits or under which the Company has, had or may have any liability to fund a present or future benefit, or which the Company maintains or contributes to (including any such plan, agreement, contract, program, policy or arrangement to which the Company or any such entity is obligated to contribute) at any time during the five (5) year period preceding the Closing Date.

	"Best knowledge of Buyer " or as knowledge relates to Buyer, means the actual knowledge of any officer or director of Buyer, without any obligation to make any investigation or inquiry.

	"Best knowledge of Company " or as knowledge relates to the Company, means the actual knowledge of any of the individuals listed on
Schedule 7.4(d) after such individuals make reasonable inquiry of appropriate management personnel.

	"Best knowledge of CSAAIIB" means the actual knowledge of CSAIIB's chief executive officer, chief financial officer or general counsel without any obligation to make any investigation or inquiry.

	"Best knowledge of Seller" , "Best of Knowledge of AAA" or as knowledge relates to Seller or AAA, means the actual knowledge of AAA's chief executive officer, chief financial officer or general counsel without any obligation to make any investigation or inquiry.

	"Business Day" means each Monday, Tuesday, Wednesday, Thursday or Friday that banks in Orlando, Florida or Boston, Massachusetts are not required or permitted by Law to be closed.

	"Buyer's Indemnifiable Claims" shall have the meaning set forth in
Section 11.2(b).

	"CSAAIIB" shall have the meaning set forth in the preamble to this Agreement.

	"Closing Date" shall have the meaning set forth in Section 7.1.

	"Code" means the Internal Revenue Code of 1986, as amended.

	"Competing Transaction" shall have the meaning set forth in
Section 8.3.

	"Controlled Group" means the group of organizations or entities that may be treated as a single employer with the Company pursuant to
Section 414(b), (c), (m) or (o) of the Code or Section 4001(b) of ERISA.

	"Controlled Group Benefit Plan" each "employee benefit plan" as set forth in Section 3(3) of ERISA, and includes, without limitation, Multiemployer Plans, and each employment, compensation, deferred compensation, stock purchase, stock option, consulting, severance, change-in-control, fringe benefit, welfare, insurance, bonus, incentive and other employee or service provider benefit plan, agreement, contract, program, policy or arrangement, whether or not subject to ERISA (including any funding mechanism therefor now in effect or required in the future), whether formal or informal, oral or written, legally binding or not, under which any employee or former employee of, or other provider or former provider of services to, the Company or any other entity that may be deemed to be a single employer with the Company for one or more employee benefit purposes, including, without limitation, any other organization which is a member of the Controlled Group has, had or may have any present or future right to benefits or under which the Company or any such entity has, had or may have any liability to fund a present or future benefit, or which the Company or any such entity maintains or contributes to (including any such plan, agreement, contract, program, policy or arrangement to which the Company or any such entity is obligated to contribute) at any time during the five (5) year period preceding the Closing Date.

	"Damages" shall have the meaning set forth in Section 11.2.

	"Deductible" shall have the meaning set forth in Section 11.3.

	"Emblem Regulations" means the Regulations Governing the Use of the Emblem and Other Trademarks of the American Automobile Association adopted by the AAA Board of Directors on July 8, 1992, attached hereto as Exhibit 9.1, as the same may be amended, supplemented or superceded from time to time.

	"Employees" means all of the Company's officers and employees.

	"Environmental Claim" means any civil, criminal or investigative action, suit, litigation, demand, claim, citation, notice or notice of violation, warning, consent decree, judgment or order by any Person alleging, claiming, concerning or finding liability or potential liability (including, without limitation, liability or potential liability for investigatory costs, clean-up costs, governmental response or oversight costs, natural resources damages, property damages, penalties, personal injuries, death or any other damages or costs, including, without limitation, litigation and settlement costs and consultants' and attorneys' fees) arising out of, based on or resulting from, in whole or in part, (1) the actual or alleged presence, threatened release, release, emission, disposal, storage, treatment, transportation, generation, manufacture or use of any Hazardous Substance at or from any location or (2) circumstances forming the basis of any violation, or alleged violation, of any Environmental Laws or (3) under any Environmental Law.

	"Environmental Law" means the Federal Water Pollution Control Act, the Federal Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, each as amended, and any other Law concerning pollution or protection of the environment, or natural resources, including any Law relating to emissions, discharges, releases or threatened releases of any Hazardous Substance into ambient air, surface water, groundwater, or lands or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of any Hazardous Substance. "Laws" for purposes of the foregoing definition should be deemed to include, without limitation, nuisance, trespass or "toxic tort," so called.

	"Environmental Permit" means any authorization, approval, registration or license or permit relating to the environmental Laws.

	"ERISA" means the Employee Retirement Income Security Act of 1974, as amended, and the regulations promulgated thereunder.

	"GAAP" shall mean generally accepted accounting principles.

	"Granting AAA Club" shall have the meaning set forth in Section
9.1.
	"HSR Act" shall have the meaning set forth in Section 2.3.

	"Law" means any law, statute, rule or regulation, and any judgment, writ, decree, injunction, order or requirement of any court or Authority.

	"Material Adverse Effect" means (i) with respect to the Company, a material adverse effect on the properties, assets, liabilities
(contingent or other), business, results of operations or condition (financial or otherwise) of the Company, and (ii) with respect to Buyer or Seller, a material adverse effect on the ability of Buyer or Seller, as applicable, to consummate the transactions contemplated hereby or to perform its obligations set forth herein.

	"Material Contract" means any (i) agreement, contract or commitment, whether written or oral, which involves or may involve payments or receipts of more than $50,000 in any single year or $250,000 in the aggregate or which cannot be terminated without liability to the Company upon less than thirty (30) days' written notice; (ii) agreement, understanding and arrangement of any kind between the Company and any officer, director, employee, or stock holder; (iii) contract, agreement, commitment, arrangement or understanding limiting the freedom of the Company from competing in any line of business or with any Person, from selling any products or services, from competing with or obtaining products or services from any Person, or from soliciting any Person to become an Employee; (iv) partnership or joint venture agreement between the Company and any Person; (v) agreement, instrument, arrangement or understanding which otherwise reasonably could be expected to have a Material Adverse Effect on the Company's assets, financial condition, properties or business; and (vi) commitment or understanding to enter into any of the foregoing.

	"Most Recent Balance Sheet" means the Company's balance sheet at June 30, 1998.

	"Most Recent Balance Sheet Date" is June 30, 1998.

	"Multiemployer Plan" has the meaning set forth in ERISA Section 3(37) or Section 4001(a)(3).

	"Operating Permits" means all licenses, permits, orders, approvals, registrations, authorizations, qualification filings with all Authorities and all industry or non-governmental self-regulatory organizations required in connection with the operation of the business of the Company as presently conducted, and includes, without limitation, those licenses of the Company to transact insurance and reinsurance.

	"PBGC" means the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

	"Person" means any natural person, corporation, limited liability company, unincorporated organization, partnership, limited partnership, limited liability partnership, association, joint-stock company, joint venture, trust or government, or any agency or political subdivision of any government.

	"Quarterly Statements" means the Company's quarterly financial statements, including the notes thereto, filed with the Superintendent of Insurance of the State of Ohio for the quarterly periods ended after January 1, 1998.

	"Related Underwriter" shall mean any AAA Affiliated Club, insurance affiliate of an AAA Affiliated Club or associated insurance company granted rights to use the Automobile Insurance Marks and Phrases by a Granting AAA Club, including any insurance company and any subsidiary of any such AAA Affiliated Club, insurance affiliate of an AAA Affiliated Club or associated insurance company, including but not limited to any entity listed on Schedule 9.1.

	"Representatives" means each of the applicable Person's directors, officers, employees, agents, representatives, attorney, accountants, and other advisors.

	"SAP" means the statutory accounting practices prescribed or permitted by the insurance regulatory Authority of Ohio.

	"Seller's Indemnifiable Claims" shall have the meaning set forth in Section 11.2(d).

	"Service Area" shall have the meaning set forth in the AAA Bylaws.

	"Taxes" shall have the meaning set forth in Section 5.6.

	"Termination Fee" shall have the meaning set forth in Section
10.2(b).

	IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first set forth above.

					BUYER:
					ACIC HOLDING CO., INC.

					By:	H. Thomas Rowles

					Title	Chairman of the Board

						And

					By:	Regan P. Remillard

					Title	President


					SELLER:
					THE AMERICAN AUTOMOBILE ASSOCIATION,
(INCORPORATED)

					By:	Richard D. Rinner

					Title	President & CEO


					CALIFORNIA STATE AUTOMOBILE
ASSOCIATION INTER-INSURANCE BUREAU

					By:	James P. Molinelli

					Title	President


					COMPANY

						AUTOMOBILE CLUB INSURANCE COMPANY


					By:	Gerald P. Hogan

					Title	President / C.E.O.

722333.1

GUARANTY AND UNDERTAKING

	In consideration of the execution of the foregoing Share and Note Purchase Agreement (the "Agreement"), and in order to induce Seller to execute the Agreement with Buyer, each of The Commerce Insurance
Company, a Massachusetts corporation ("CIC") and AAA Southern New
England, a Rhode Island corporation ("AAA SNE") hereby:

	(a)	Jointly and severally  absolutely and unconditionally
guaranty the full and timely performance by Buyer under the Agreement, and any agreement, certificate or other document required by the Agreement, of all of Buyer's obligations and duties thereunder to be performed before or at the Closing Date; and

	(b)	Each of CIC and AAA SNE agree with AAA to exercise all
commercially reasonable efforts to cause Buyer to perform all of Buyer's obligations and duties thereunder to be performed after the Closing Date except Buyer's obligations set forth in Section 11.2 relating to indemnification.

	Neither Seller shall be obligated to pursue any remedies it may have against Buyer under the Agreement prior to enforcing its rights against either CIC or AAA SNE under this Guaranty and Undertaking.

	All capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the Agreement.

THE COMMERCE INSURANCE			AAA SOUTHERN NEW ENGLAND
COMPANY


By:    Gerald Fels              		By:    H.Thomas Rowles

Title:  E.V.P.                 		Title:  President and CEO

SCHEDULES

Schedule 1.2(c)	Purchase Price Allocation

Schedule 3.3	AAA Share Ownership and Authority

Schedule 3.4	Note Ownership, Authority and Validity

Schedule 3.5	No Conflicts (AAA)

Schedule 4.3	CSAAIIB Share Ownership and Authority

Schedule 5.1	Jurisdictions Where Qualified to do Business

Schedule 5.3	Capitalization and Security Holders

Schedule 5.4	Litigation

Schedule 5.5	No Conflicts (Company)

Schedule 5.6	Taxes

Schedule 5.7	Financial Statements

Schedule 5.9(c)	Reported Claims

Schedule 5.9(e)	Asserted Claims

Schedule 5.9(f)	Reinsurance Agreements

Schedule 5.9(i)	Notifications from Agents

Schedule 5.10	Regulatory Agreements

Schedule 5.12	Undisclosed Liabilities

Schedule 5.14	Compliance with Law

Schedule 5.15	Real and Personal Property

Schedule 5.16	Intellectual Property

Schedule 5.17	Y2K

Schedule 5.18(a)	Certain Employees

Schedule 5.18(b)	Employment Claims

Schedule 5.18(d)	Severance Agreements

Schedule 5.19(a)	Benefit Plans and Agreements

Schedule 5.19(b)	Certain Benefit Plans

Schedule 5.19(c)	Ability to Amend or Terminate Plans

Schedule 5.19(e)	Unfunded Plan Obligations

Schedule 5.20	Environmental Matters

Schedule 7.4(d)	Best Knowledge of Company

Schedule 8.1	Related Underwriters

Schedule 8.2	Increase in Compensation

Schedule 9.1	Permitted Use of ACIC Name


EXHIBITS

Exhibit 7.2(g)	Opinion of Baker & Hostetler

Exhibit 8.3(c)	Confidentiality Agreement

Exhibit 9.1	Emblem Regulations


722333.1
<page


MULTIPLE LINE QUOTA SHARE
REINSURANCE AGREEMENT
NO. TM666A

EFFECTIVE JULY 1, 1998
between
COMMERCE INSURANCE COMPANY
CITATION INSURANCE COMPANY
both of Webster, Massachusetts
and
The reinsurers subscribing to the respective
Interests and Liabilities Contracts attached to and forming part of this Agreement

MULTIPLE LINE QUOTA SHARE REINSURANCE AGREEMENT NO. TM666A

ARTICLE                   CONTENTS                                 PAGE
                                         PREAMBLE
1
I                                        BUSINESS COVERED
1
II                                      EFFECTIVE DATE AND TERMINATION
2
III                                     TERRITORY
3
IV                                     DEFINITION OF ULTIMATE NET
LIABILITY                        4
V                                      RETENTION
4
VI                                     CATASTROPHE REINSURANCE
4
VII                                   LOSS IN EXCESS OF POLICY LIMITS
4
VIII                                  EXTRA CONTRACTUAL OBLIGATIONS
4
IX                                     DEFINITION OF RISK
5
X                                      EXCLUSIONS
5
XI                                    LOSS OCCURRENCE
11
XII                                   REINSURANCE PREMIUM
13
XIII                                  SLIDING SCALE COMMISSION
14
XIV                                  LOSSES, LOSS ADJUSTMENT EXPENSES
AND
                                         SALVAGES
16
XV                                   REPORTS AND REMITTANCES
16
XVI                                  ACCESS TO RECORDS
18
XVII                                TAXES
18
XVIII                               CURRENCY
18
XIX                                  OFFSET
19
XX                                   ERRORS OR OMISSIONS
19
XXI                                  DISPUTE RESOLUTION
19
XXII                                 INSOLVENCY
21
XXIII                                SPECIAL TERMINATION
22
XXIV                               AMENDMENTS
23

ATTACHMENTS:           INSOLVENCY FUNDS EXCLUSION CLAUSE
              POOLS, ASSOCIATIONS AND SYNDICATES EXCLUSION CLAUSE TOTAL INSURED VALUE EXCLUSION CLAUSE
              POLLUTION AND SEEPAGE EXCLUSION CLAUSE
              NUCLEAR INCIDENT EXCLUSION CLAUSE - PHYSICAL DAMAGE - REINSURANCE - U.S.A.
              NUCLEAR INCIDENT EXCLUSION CLAUSE - PHYSICAL DAMAGE - REINSURANCE - CANADA
              NUCLEAR INCIDENT EXCLUSION CLAUSE - REINSURANCE - NO. 4 POLLUTION LIABILITY EXCLUSION CLAUSE - REINSURANCE NUCLEAR INCIDENT EXCLUSION CLAUSE - LIABILITY - REINSURANCE - U.S.A.
              NUCLEAR INCIDENT EXCLUSION CLAUSE - LIABILITY -
              REINSURANCE - CANADA

MULTIPLE LINE QUOTA SHARE
REINSURANCE AGREEMENT
NO. TM666A
(hereinafter referred to as the "Agreement")

between

COMMERCE INSURANCE COMPANY
CITATION INSURANCE COMPANY
both of Webster, Massachusetts
(hereinafter collectively referred to as the "Company")

and

The reinsurers subscribing to the respective
Interests and Liabilities Contracts attached to and forming part of this Agreement
(hereinafter referred to as the "Reinsurer")

ARTICLE I - BUSINESS COVERED

A. By this Agreement the Company obligates itself to cede to the Reinsurer and the Reinsurer obligates itself to accept from the Company a 75% Quota Share participation of the Company's Ultimate
Net Liability for Policies in force as of July 1, 1998, and new and renewal Policies becoming effective on or after said date as respects losses occurring on or after July 1, 1998.

B. This Quota Share is subject to a maximum cession limit of $750,000 each Policy (75% share of the Company's Ultimate Net
Liability of $1,000,000). Further, the liability of the Reinsurer under this Agreement shall never exceed:

          1.   The greater of an amount equal to 350% of the Net
Premiums Written in any Agreement Year ceded hereunder or $175,875,000 as respects any one Loss Occurrence, never to exceed

          2. The greater of 450% of the Net Premiums Written in any Agreement Year ceded hereunder or $226,125,000 as respects all Loss Occurrences taking place during any Agreement Year.

          The term "Agreement Year" shall mean each consecutive twelve month period commencing July 1.

C. Any loss arising under this Agreement with respect to 100% of Extra Contractual Obligations, as defined in Article VIII - Extra Contractual Obligations shall be recovered in the same proportion as the contractual loss recoverable hereunder provided such contractual loss plus Extra Contractual Obligations shall never exceed the



1.  No. TM666A
maximum cession, Loss Occurrence and Agreement Year limits set forth under Paragraph B. above.

D. This Agreement is solely between the Company and the Reinsurer, and nothing contained in this
Agreement shall create any obligations or establish any rights against the Reinsurer in favor of any person or entity not a party hereto.

E. The performance of obligations by both parties under this Agreement shall be in accordance with a fiduciary standard of good faith and fair dealing.

F. The term "Policies" shall mean each of the Company's binders, policies and contracts of insurance or reinsurance on the business covered hereunder.

G. Under this Agreement, the indemnity for reinsured loss applies only to the following Property and Casualty Business except as excluded under Article X - Exclusions of this Agreement.

           PROPERTY BUSINESS

NAIC
CODE:       LINES OF BUSINESS:

  01             Fire
  02             Allied Lines
  09             Inland Marine
  04             Homeowners (Section I only)
  05             Commercial Multiple Peril (Section I only)
  12             Earthquake

           CASUALTY BUSINESS

CLASSES OF INSURANCE

1.  Liability Other Than Automobile:

Bodily Injury Liability, Property Damage Liability, Personal and Advertising Injury Liability, and Medical Payments Coverage when written as part of a Commercial or Personal Package Policy or on a monoline basis. However, Advertising Injury Liability shall only apply to this Agreement when written as part of a Commercial Package Policy or a Commercial General Liability Coverage Form.

2.  Umbrella Liability (for the Company's net retention.)

ARTICLE II - EFFECTIVE DATE AND TERMINATION

A. This Agreement shall become effective 12:01 a.m., Eastern Standard Time, July 1, 1998, and shall remain in full force until terminated.






2.  No. TM666A

This Agreement may be terminated at the close of any Agreement Year by either party giving to the other 90 days prior written notice by certified mail of its intention to do so.

B. During the running of such notice as stipulated in Paragraph A. above, the Reinsurer shall participate in business coming within the terms of this Agreement until the date of termination of this Agreement.

C. In the event of termination of this Agreement, the Company shall have the option of continuing or terminating the liability in force at the date of termination as set forth below. The Company may exercise such option provided written notice of the Company's election is given by certified mail to the Reinsurer prior to the date of termination.

1. All Policies covered hereunder and in force at the date of termination of this Agreement shall continue until their natural expiry, cancellation or next anniversary of such business, whichever first occurs; but in no case shall this reinsurance be extended for longer than one year, plus odd time, after the termination date. At such time, the Reinsurer shall return to the Company the unearned premiums, less commissions applicable, for the unexpired periods.

2. All reinsurance hereunder shall be automatically cancelled as of the date of termination and the Reinsurer shall be released of all liability as respects losses occurring subsequent to the date of termination. The Reinsurer shall return to the Company the unearned premiums on the business in force hereunder at the date of termination, less the commission allowed thereon.

ARTICLE III - TERRITORY

A. As respects Property Business this Agreement applies to risks located in the United States of America, its territories and possessions, and Canada, except that with respect to Inland Marine and Multiple Peril Policies covered hereunder, the territorial limits of this Agreement shall be those of the original Policies when such Policies are written to cover risks primarily located in the United States of America, its territories and possessions, and Canada.

B. As respects Casualty Business this Agreement applies to Policies issued by the Company within the United States of America, its territories and possessions, and Canada and shall apply to losses covered hereunder wherever occurring.


















3.  No. TM666A

ARTICLE IV - DEFINITION OF ULTIMATE NET LIABILITY

The term "Ultimate Net Liability" shall mean the remaining portion of the Company's gross liability on each risk reinsured under this Agreement after deducting recoveries from all other reinsurance, whether specific or general and whether collectible or not, other than the reinsurance provided in Article VI - Catastrophe Reinsurance.

ARTICLE V - RETENTION

The Company warrants that it shall retain net for its own account and not reinsure in any way subject to Catastrophe Reinsurance provided in
Article VI - Catastrophe Reinsurance, 25% of its Ultimate Net Liability.

ARTICLE VI - CATASTROPHE REINSURANCE

The Company has the right to maintain catastrophe reinsurance on that portion of its Ultimate Net Liability which it retains net for its own account and recoveries under such catastrophe reinsurance shall inure solely to the benefit of the Company.

ARTICLE VII - LOSS IN EXCESS OF POLICY LIMITS

A. In the event the Company is liable to a policyholder as the result of a settlement or judgment rendered against the policyholder which is in excess of the Policy limit, 100% of that portion of the award made to the third party claimant which is in excess of the Company's Policy limit shall be added to the amount of the Company's Policy limit and the sum thereof shall be considered one loss, subject to the provision in Paragraph B. below and all other provisions set forth in this Agreement.

B. With respect to coverage provided under this Article, recoveries from any insurance or reinsurance other than this Agreement, shall inure to the benefit of the Reinsurer and shall be deducted to arrive at the amount of the Company's Ultimate Net Liability.

ARTICLE VIII - EXTRA CONTRACTUAL OBLIGATIONS

A. "Extra Contractual Obligations" are defined as those liabilities not covered under any other provision of this Agreement and which arise from the handling of any claim on business covered hereunder, such liabilities arising because of, but not limited to, the following: failure by the Company to settle within the Policy limit, or by reason of alleged or actual negligence, fraud or bad faith in rejecting an offer of settlement or in the preparation of the defense or in the trial of










4.  No. TM666A
any action against its insured or reinsured or in the preparation or prosecution of an appeal consequent upon such action.

B. The date on which an Extra Contractual Obligation is incurred by the Company shall be deemed, in all circumstances, to be the date of the original accident, casualty, disaster or loss occurrence.

C. However, coverage hereunder as respects Extra Contractual Obligations shall not apply where the loss has been incurred due to the fraud of a member of the Board of Directors or a corporate officer of the Company acting individually or collectively or in collusion with any individual or corporation or any other organization or party involved in the presentation, defense or settlement of any claim covered hereunder.

D. Extra Contractual Obligations shall not include loss arising out of engineering or other services or any other non-claims related activity provided to the insured by the Company.

E. Recoveries, collectibles or retention from any other form of insurance or reinsurance including deductibles or self-insured retention which protect the Company against Extra Contractual Obligations shall inure to the benefit of the Reinsurer and shall be deducted from the total amount of Extra Contractual Obligations for purposes of determining the loss hereunder.

ARTICLE IX - DEFINITION OF RISK

The Company shall be the sole judge of what constitutes one risk provided, however, that:

A. A risk shall never be less than all insurable values within exterior walls and under one roof regardless of fire divisions, the number of Policies involved, and whether there is a single, multiple or unrelated named insureds involved in such risk.

B. When two or more buildings are situated at the same general location, the Company shall identify on its records at the time of acceptance by the Company, those individual buildings and all insurable values contained therein that are considered to constitute each risk. If such identification is not made, each building and all insurable values contained therein shall be considered to be a separate risk.

ARTICLE X - EXCLUSIONS

I. AS RESPECTS PROPERTY BUSINESS COVERED UNDER THIS AGREEMENT THIS AGREEMENT DOES NOT COVER:

A.     THE FOLLOWING GENERAL CATEGORIES












5.  No. TM666A

1.   All Lines of Business not specifically listed in Article I -
Business Covered.

2. Policies issued with a deductible of $100,000 or more; provided this exclusion shall not apply to Policies which customarily provide a percentage deductible on the perils of earthquake or windstorm.

3. Reinsurance assumed, except pro rata local agency reinsurance on specific risks.

4.   Ex-gratia Payments.

5. Loss or damage occasioned by war, invasion, revolution, bombardment, hostilities, acts of foreign enemies, civil war, rebellion, insurrection, military or usurped power, martial law, or confiscation by order of any government or public authority, but not excluding loss or damage which would be covered under a standard form of Policy containing a standard war exclusion clause.

6.    Insolvency Funds as per the attached Insolvency Funds
Exclusion Clause, which is made part of this Agreement.

7. Pool, Syndicate and Association business as per the attached Pools, Associations and Syndicates Exclusion Clause, which is made part of this Agreement.

8. Risks where the Total Insured Value, per risk, exceeds the figure specified as per the attached Total Insured Value
Exclusion Clause, which is made part of this Agreement.

B.     THE FOLLOWING CLASSES OF BUSINESS AND TYPES OF RISKS

1.    Mortgage Impairment.

2.    Growing and/or standing crops.

3.    Mortality and Health covering birds, animals or fish.

4.    All onshore and offshore gas and oil drilling rigs.

5. Petrochemical operations engaged in the production, refining or upgrading of petroleum or petroleum derivatives or natural gas

6.    Satellites.

7.    All railroad business.

8.    As respects Inland Marine business:

a.    Registered Mail and Armored Car Policies.







6.  No. TM666A

b.    Jeweler's Block Policies.
c.    Furrier's Customers Policies.
d.    Rolling Stock.
e. Parcel Post when written to cover banks and financial institutions.
f.    Commercial Negative Film Insurance.
g.    Garment Contractors Policies.
h.    Mining Equipment while underground.
i.    Radio and Television Broadcasting Towers.
j. Motor Truck Cargo Insurance written for common carriers operating beyond a radius of
      200 miles.

C.    THE FOLLOWING PERILS

1.     Flood and/or Earthquake when written as such.
2.     Difference in Conditions, however styled.
3. Pollution and Seepage as per the attached Pollution and Seepage Exclusion Clause which is made part of this Agreement.
4. Nuclear Incident Exclusion Clauses which are attached and made part of this Agreement:
a.    Nuclear Incident Exclusion Clause - Physical Damage -
Reinsurance - U.S.A.
b.    Nuclear Incident Exclusion Clause - Physical Damage -
Reinsurance - Canada.
c.    Nuclear Incident Exclusion Clause - Reinsurance - No. 4.

D. In the event the Company is inadvertently bound on any risk which is xcluded under this Agreement and identified below, the reinsurance provided under this Agreement shall apply to such risk until discovery by the Company within its Home Office of the existence of such risk and for 30 days thereafter, and shall then cease unless within the 30 day period, the Company has received from the Reinsurer written notice of its approval of such risk.

As respects Classes of Business and Types of Risks:

Items 1. through 8. of Section B. of this Part I.

II. AS RESPECTS CASUALTY BUSINESS COVERED UNDER THIS AGREEMENT THIS AGREEMENT DOES NOT COVER:

A.    THE FOLLOWING GENERAL CATEGORIES

1.    Ex-gratia payments.

2. Risks subject to a deductible or a self-insured retention excess of $25,000.









7.  No. TM666A

3. Loss or damage caused directly or indirectly by: (a) enemy attack by armed forces including action taken by military, naval or air forces in resisting an actual or an immediately impending enemy attack; (b) invasion; (c) insurrection; (d) rebellion; (e) revolution; (f) intervention; (g) civil war; and (h) usurped power.

4.    Reinsurance assumed by the Company.

5.  Business derived from any Pool, Association, including Joint
Underwriting Association, Syndicate, Exchange, Plan, Fund or other facility directly as a member, subscriber or participant, or indirectly by way of reinsurance or assessments.

6.    Pollution Liability as per the attached Pollution Liability
Exclusion Clause - Reinsurance.

7.    Insolvency Funds as per the attached Insolvency Funds Exclusion
Clause.

8. Nuclear Incident Exclusion Clauses which are attached and made part of this Agreement:

a.    Nuclear Incident Exclusion Clause - Liability - Reinsurance
- U.S.A.

b.    Nuclear Incident Exclusion Clause - Liability - Reinsurance
- Canada.

c.    Nuclear Incident Exclusion  Clause - Reinsurance - No. 4.

B.   THE FOLLOWING INSURANCE COVERAGES

1.    Fiduciary Liability.

2.    Fidelity and Surety.

3.    Credit and Financial Guarantee.

4.    Securities and Exchange Liability.

5.    Retroactive coverage.

6.    Personal and Commercial Excess Liability.

7.   Malpractice or Professional Liability except incidental
Malpractice Liability and Professional Liability when written for Beauticians, Morticians, Opticians and Pharmacists.

8.    Errors and Omissions Liability.

9.    Directors' and Officers' Liability except Condominium
Directors' and Officers' Liability.








8.  No. TM666A

10. Advertisers', Broadcasters' and Telecasters' Liability as respects Personal Injury Liability except as provided under Commercial Package Policies or Commercial General Liability
Coverage Forms.

11.    Liquor Law Liability except Host Liquor Law Liability.

12.    Kidnap, Extortion and Ransom Liability.

13.    Boiler and Machinery Insurance.

14.    Protection and Indemnity (Ocean Marine).

15.    Automobile Liability.

16.    Automobile Collision.

17.    Workers Compensation and Employers Liability.

C.   THE FOLLOWING AS RESPECTS LIABILITY OTHER THAN AUTOMOBILE

1. The manufacturing, mining, refining, processing, distribution, installation, removal or encapsulment of asbestos.

2.     Risks involving known exposure to the following substances:

a. dioxin.
b.  polychlorinated biphenols.
c. asbestos.

3.     Liability as respects Products and Completed Operations:

a. The manufacture, labeling or re-labeling, importation or wholesale distribution of:
(i)     Drugs or pharmaceuticals.
(ii)    Cosmetics.
(iii)   Herbicides, insecticides or pesticides.
(iv) Petrochemical or electrical equipment used for heating, lighting or cooking.
(v)     Industrial or toxic chemicals.
(vi) Valves, gaskets or seals of a hydraulic, petrochemical or high pressure nature.
(vii)   Medical supplies.
(viii)  Heavy machinery and equipment.
(ix)    Power tools.
(x) Medical equipment used for diagnostic or life sustaining purposes.

b. The manufacture or importing of motorized or self-propelled vehicles and equipment.

c. The manufacturing, importing, packing, canning, bottling or processing of foodstuffs.






9.  No. TM666A

d. The blending, mixing, processing or importing of animal feed.
e. The manufacture, sale, distribution, handling, servicing or maintenance of aircraft, aerospacecraft, missiles, satellites or any component or components thereof.

4. Ownership, operation or use of vessels exceeding 50 feet in length.

5.     All railway operations except sidetrack agreements.

6.     Amusement parks, carnivals or circuses.

7.     Public assembly exposure in excess of 5,000.

8.     Gas, electric and water utility companies.

9.     Subaqueous operations.

10.   Mining.

11.   Blasting operations.

12.   Demolition of buildings or structures in excess of two stories.

13.    Shoring, underpinning or moving of buildings or structures.

14. Manufacture, sale, rental, lease, erection or repair of scaffolds.

15.    Construction of bridges, tunnels or dams.

16.   a.   Manufacturers or importers of fireworks, fuses, or any
substance, as defined and noted below, intended for use as an explosive.
B. Loading of fireworks, fuses, or any explosive substance defined below into containers for use as explosive objects, propellant charges or detonation devices and the storage thereof.
c. Manufacturers or importers of any product in which fireworks, fuses, or any explosive substance defined below is an ingredient.
d. Handling, storage, transportation or use of fireworks, fuses, or any explosive substance defined below.

NOTE: An explosive substance is defined as any substance manufactured for the express purpose of exploding as differentiated from commodities used industrially and which are only incidentally explosive.













10.  No. TM666A

17. Manufacture, production, refining, storage, wholesale distribution or transportation of natural or artificial fuel gas, butane, propane or liquefied petroleum gases or gasoline.

18.    Onshore and offshore gas and oil drilling operations.

19. Ownership, maintenance or use of any airport or aircraft, including fueling, or any device or machine intended for and/or aiding in the achievement of atmospheric flight, projection or orbit.

20.   Municipalities.

D. Those exclusions set forth under Items 6. and 17. of Section C. of this Part II. shall not apply if the exposure is incidental to the regular operations of the insured covered hereunder.

E. In the event the Company is inadvertently bound on any risk which is excluded under Items 3.
through 20. of Section C. of this Part II, the reinsurance provided under this Agreement shall apply to such risk until discovery by the Company within its Home Office of the existence of such risk and for 30 days thereafter, and shall then cease unless within the 30 day period, the Company has received from the Reinsurer written notice of its approval of such risk.

ARTICLE Xi - LOSS OCCURRENCE

As respects Property Business covered under this Agreement:

A. The term "Loss Occurrence" shall mean the sum of all individual losses directly occasioned by any one disaster, accident or loss or series of disasters, accidents or losses arising out of one event which occurs within the area of one state of the United States or province of Canada and states or provinces contiguous thereto and to one another. However, the duration and extent of any one Loss Occurrence shall be limited to all individual losses sustained by the Company occurring during any period of 168 consecutive hours arising out of and directly occasioned by the same event except that the term "Loss Occurrence" shall be further defined as follows:

1. As regards windstorm, hail, tornado, hurricane, cyclone, including ensuing collapse and water damage, all individual losses sustained by the Company occurring during any period of 72 consecutive hours arising out of and directly occasioned by the same event. However, the event need not be limited to one state or province or states or provinces contiguous thereto.

2. As regards riot, riot attending a strike, civil commotion, vandalism and malicious mischief, all individual losses sustained by the Company, occurring during any period of 72 consecutive hours within the area of one municipality or county











11.  No. TM666A
and the municipalities or counties contiguous thereto arising out of and directly occasioned by the same event. The maximum duration of 72 consecutive hours may be extended in respect of individual losses which occur beyond such 72 consecutive hours during the continued occupation of an assured's premises by strikers, provided such occupation commenced during the aforesaid period.

3. As regards earthquake (the epicentre of which need not necessarily be within the territorial confines referred to in the opening paragraph of this Article) and fire following directly occasioned by the earthquake, only those individual fire losses which commence during the period of 168 consecutive hours may be included in the Company's Loss Occurrence.

4. As regards Freeze, only individual losses directly occasioned by collapse, breakage of glass and water damage (caused by bursting of frozen pipes and tanks) may be included in the Company's Loss Occurrence.

B. For all Loss Occurrences the Company may choose the date and time when any such period of consecutive hours commences provided that it is not earlier than the date and time of the occurrence of the first recorded individual loss sustained by the Company arising out of that disaster, accident or loss and provided that only one such period of 168 consecutive hours shall apply with respect to one event except for those Loss Occurrences referred to in 1. and 2. above, where only one such period of 72 consecutive hours shall apply with respect to one event, regardless of the duration of the event.

C. No individual losses occasioned by an event that would be covered by 72 hours clauses may be included in any Loss Occurrence claimed under the 168 hours provision.

As respects Casualty Business covered under this Agreement:

The term "Loss Occurrence" shall mean any accident or occurrence or series of accidents or occurrences arising out of any one event and happening within the term and scope of this Agreement. Without limiting the generality of the foregoing, the term "Loss Occurrence" shall be held to include:

A. As respects Products Bodily Injury and Products Property Damage Liability, injuries to all persons and all damage to property of others occurring during a Policy Period and proceeding from or traceable to the same causative agency shall be deemed to arise out of one Loss Occurrence, and the date of such Loss Occurrence shall be deemed to be the commencing date of the Policy Period. For the purpose of this provision, each annual period of a Policy which continues in force for more than one year shall be deemed to be a separate Policy Period.









12.  No. TM666A

B   As respects Bodily Injury Liability (other than Automobile and
Products), said term shall also be understood to mean, as regards each original assured, injuries to one or more than one person resulting from infection, contagion, poisoning, or contamination proceeding from or traceable to the same causative agency.

C. As respects Property Damage Liability (other than Automobile and Products), said term shall also, subject to Provisions 1. and 2. below, be understood to mean loss or losses caused by a series of operations, events, or occurrences arising out of operations at one specific site and which cannot be attributed to any single one of such operations, events or occurrences, but rather to the cumulative effect of the same. In assessing each and every Loss Occurrence within the foregoing definition, it is understood and agreed that:

1. the series of operations, events or occurrences shall not extend over a period longer than 12 consecutive months; and

2. the Company may elect the date on which the period of not exceeding 12 consecutive months shall be deemed to have commenced.

In the event that the series of operations, events or occurrences extend over a period longer than 12 consecutive months, then each consecutive period of 12 months, the first of which commences on the date elected under 2. above, shall form the basis of claim under this Agreement.

D. As respects those Policies of the Company which provide aggregate limits of liability, the total of all individual losses occurring during any one Policy year which proceed from or are traceable to the same causative agency.


ARTICLE XII - REINSURANCE PREMIUM

A. The Company shall cede to the Reinsurer 75% of the Company's unearned premiums on its Ultimate Net Liability in force as of July 1, 1998 on the business covered hereunder.

B. The Company shall cede to the Reinsurer 75% of the Company's Net Premiums Written applicable to new and renewal Policies becoming effective on or after July 1, 1998, with respect to its Ultimate Net Liability on the business covered hereunder.

C. The term "Net Premiums Written" shall mean gross and additional premiums less return premiums and less premiums ceded on all other reinsurance, other than premiums ceded for Catastrophe Reinsurance provided in Article VI - Catastrophe Reinsurance.













13.  No. TM666A

D. The following percentages of the Company's premium shall be allocated to the business covered under this Agreement:

Homeowners:       Section I -  90%           Section II -  10%

Businessowners:   Section I -  60%           Section II -  40%


ARTICLE XIII - SLIDING SCALE COMMISSION

A. The Reinsurer shall make to the Company a provisional commission allowance of 37.50% of the Net Premiums Written, ceded hereunder. The Company shall debit the Reinsurer with the provisional commission allowance; such provisional commission shall be adjusted as provided hereafter. On all return premiums the Company shall return to the Reinsurer the provisional commission allowance of 37.50%. Such commission allowance includes provision for all brokerage and commission, premium taxes of all kinds, all board, bureau and exchange assessments and any other expenses whatsoever except Loss Adjustment Expenses.

B. The adjusted commission allowance which the Reinsurer shall make to the Company shall be in accordance with the following formula and computed and paid on Earned Premiums. All intermediate and final calculations shall be rounded to two decimal places.

If the actual ratio of Incurred
The adjusted commission
Losses to Earned Premiums is:
shall be:

42.50% or less
43.50% Maximum

Higher than 42.50% but
43.50% less 60.00% of
not exceeding 52.50%
the difference between

the actual loss ratio

and 42.50%

Higher than 52.50% but
37.50% less 83.33% of
not exceeding 67.50%
the difference between

the actual loss ratio

and 67.50%

67.50% or higher
25.00% Minimum

C. The term "Incurred Losses" means all losses and Loss Adjustment Expenses paid less recoveries, including salvage and subrogation, during the current Period for which computation is being made plus all losses and Loss Adjustment Expenses outstanding at the end of the current Period less all losses and Loss Adjustment Expenses outstanding at the close of the preceding Period.

D. The term "Earned Premiums" means the total of the Net Premiums Written, ceded during the current
Period plus the unearned premiums






14.  No. TM666A
at the close of the preceding Period less the unearned premiums at the close of the current Period, said unearned premiums to be calculated on a monthly pro rata basis.

E. The term "Period" means the actual time covered by each adjustment of commission.

F. The adjustment of commission shall be made as soon as practicable after the close of each Period.
The first adjustment shall be made as of June 30, 1999, for the Period from July 1, 1998, through June 30, 1999, and thereafter adjustments shall be made annually for each Period commencing July 1 and ending the following June 30.

G. As soon as practicable after the close of each Period, the Company shall calculate the commission adjustment on the Earned Premiums during the Period. If the adjusted commission on the Earned Premiums during the Period exceeds the provisional commission already allowed on the Earned Premiums, the Reinsurer shall pay the difference to the Company. If the provisional commission already allowed on the Earned Premiums exceeds the adjusted commission on the Earned Premiums, the difference shall be refunded by the Company to the Reinsurer. In addition, the difference in commission adjustment shall be paid by the debtor party within 30 days after the Reinsurer's verification of the Company's calculations.

H. If the ratio of Incurred Losses to Earned Premiums for any Period, including any debits or credits carried forward, is more than 67.50%, the difference in percentage between the actual ratio and 67.50% shall be multiplied by the Earned Premiums for the Period, and the product shall be carried forward to the next Period's commission adjustment calculations as a debit to Incurred Losses.

I. If the ratio of Incurred Losses to Earned Premiums for any Period, including any debits or credits carried forward, is less than 42.50%, the difference in percentage between the actual ratio and 42.50% shall be multiplied by the Earned Premiums for the Period and the product shall be carried forward to the next Period's commission adjustment calculations as a credit to Incurred Losses.

J. In case notice of termination has been given, no further adjustments of commission shall be made until the expiration of all liability and the settlement of all losses covered under this Agreement.

K. In the event this Agreement is terminated by the Company prior to July 1, 2003 or at any subsequent date other than the end of an adjustment Period, the ultimate commission allowance shall be calculated in accordance with the following scale:

If the ratio of "Incurred Losses" to "Earned Premiums" is:

1.   92.50% or greater, the commission shall be 0;













15.  No. TM666A

2. Less than 92.50% but not less than 67.50%, the commission shall be 100% of the difference between such ratio and 92.50%, but such commission shall not be greater than 25.00%;

3. Less than 67.50%, the commission shall be 25.00% plus 83.33% of the difference between such ratio and 67.50%, but such commission shall not be greater than 43.50%.


ARTICLE XIV - LOSSES, LOSS ADJUSTMENT EXPENSES AND SALVAGES

A. The Reinsurer shall pay its pro rata share of losses paid by the Company arising under Policies covered under this Agreement, and the Reinsurer shall benefit proportionately in all recoveries, including salvage and subrogation.

B. The Reinsurer shall pay its pro rata share of Loss Adjustment Expenses paid by the Company in connection with the investigation, settlement, defense or litigation of any claim or loss which is the subject matter of Policies covered under this Agreement. The term "Loss Adjustment Expenses" shall mean all claim or loss expenses and shall include Claim-Specific Declaratory Judgment Expenses. However, the term "Loss Adjustment Expenses" shall not include the salaries and expenses of Company employees, office expenses and other overhead expenses.

C. "Claim-Specific Declaratory Judgment Expenses" shall mean expenses incurred in actions brought to determine the Company's defense and/or indemnification obligations for individual claims presented against Policies covered under this Agreement. Any Claim-Specific Declaratory Judgment Expense shall be deemed to have been fully incurred on the same date as the insured's original loss (if any) giving rise to the action, unless otherwise provided for within this Agreement.

D. The Company shall have the responsibility to investigate, defend or negotiate settlements of all claims and lawsuits related to Policies written by the Company and reinsured under this Agreement. The Reinsurer, at its own expense, may associate with the Company in the defense or control of any claim, suit or other proceeding which involves or is likely to involve the reinsurance provided under this Agreement, and the Company shall cooperate in every respect in the defense of any such claim, suit or proceeding.


ARTICLE XV- REPORTS AND REMITTANCES

A. The Company shall provide the Reinsurer with a quarterly account as well as quarterly and annual reports in accordance with the provisions set forth in Paragraphs C., D. and E. below.











16.  No. TM666A

B. Portfolio Assumption - Within 30 days after July 1, 1998, the Company shall pay to the Reinsurer the Reinsurer's pro rata share of the Company's unearned premium reserve on the business in force as of said date.

C. Quarterly Account - Within 45 days after the close of each quarter the Company shall forward a quarterly account summarizing the following transactions under this Agreement during such quarter:

1.    Net Premiums Written ceded segregated by Line of Business;

2.    Commissions;

3. Loss and Loss Adjustment Expenses paid less recoveries, including salvage and subrogation, segregated by Line of Business, by year of loss.

The balance due either party shall be paid within 60 days after the close of each quarter for the transactions during such quarter.

D. Quarterly Report - The Company shall furnish the Reinsurer within 45 days after the close of each quarter the following information as respects the business ceded hereunder:

1. Unearned premium reserves segregated by Line of Business at the end of the quarter and calculated on the monthly pro rata basis;

2. Estimated loss and Loss Adjustment Expense reserves outstanding at the end of the quarter segregated by Line of Business, by year of loss.

E. Annual Report - The Company shall furnish the Reinsurer within 60 days after the close of each calendar year a summary of the business ceded hereunder:

1. Net Premiums Written ceded during the year segregated by Line of Business;

2.    Unearned premium reserves segregated by Line of Business;

3. Losses and Loss Adjustment Expenses paid, less recoveries, including salvage and subrogation, during the year segregated by Line of Business, by year of loss;

4. Losses and Loss Adjustment Expenses outstanding at the end of the year segregated by Line of Business, by year of loss.

F. As respects Property Business covered under this Agreement, the Company shall furnish the following to the Reinsurer with respect to occurrences designated as catastrophes by the Property Claim Services:









18.  No. TM666A

1. Prompt preliminary estimate of amount recoverable from the Reinsurer;

2. Within 30 days after the close of each quarter the amount of losses and Loss Adjustment
Expenses paid, less all recoveries, including salvage and subrogation, at the end of each quarter segregated by Line of Business;

3. Within 30 days after the close of each quarter the amount of losses and Loss Adjustment
 Expenses outstanding at the end of each quarter segregated by Line of Business.


ARTICLE XVI - ACCESS TO RECORDS

The Reinsurer or its duly authorized representatives shall have the right to examine, at the offices of the Company at a reasonable time, during the currency of this Agreement or anytime thereafter, all books and records of the Company relating to business which is the subject of this Agreement.


ARTICLE XVII - TAXES

The Company shall be liable for all taxes on premiums paid to the Reinsurer under this Agreement, except income or profit taxes of the Reinsurer, and shall indemnify and hold the Reinsurer harmless for any such taxes which the Reinsurer may become obligated to pay to any local, state or federal taxing authority.


ARTICLE XVIII - CURRENCY

Wherever the word "dollars" or the "$" symbol is used in this Agreement, it shall mean dollars of the United States of America, excepting in those cases where the Policy is issued by the Company in Canadian dollars, in which case it shall mean dollars of Canada. In the event the Company is involved in a loss requiring payment in United States and Canadian currency, the Company's retention and the limit of liability of the Reinsurer shall be apportioned between the two currencies in the same proportion as the amount of net loss in each currency bears to the total amount of net loss paid by the Company. For the purposes of this Agreement, where the Company receives premiums or pays losses in currencies other than United States or Canadian currency, such premiums and losses shall be converted into United States dollars at the actual rates of exchange at which the premiums and losses are entered in the Company's books.















18.  No. TM666A

ARTICLE XIX - OFFSET

Each party to this Agreement together with their successors or assigns shall have and may exercise, at any time, the right to offset any balance or balances due the other (or, if more than one, any other). Such offset may include balances due under this Agreement and any other agreements heretofore or hereafter entered into between the parties regardless of whether such balances arise from premiums, losses or otherwise, and regardless of capacity of any party, whether as assuming insurer and/or ceding insurer, under the various agreements involved, provided however, that in the event of insolvency of a party hereto, offsets shall only be allowed in accordance with the provisions of
Section 7427 of the Insurance Law of the State of New York to the extent such statute or any other applicable law, statute or regulation governing such offset shall apply.


ARTICLE XX - ERRORS OR OMISSIONS

Errors or omissions of a clerical nature on the part of the Company shall not invalidate the reinsurance under this Agreement, provided such errors or omissions are corrected promptly after discovery thereof; but the liability of the Reinsurer under this Agreement or any exhibits, addenda, or endorsements attached hereto shall in no event exceed the limits specified herein nor be extended to cover any risks, perils, lines of business or classes of insurance generally or specifically excluded herein.


ARTICLE XXI - DISPUTE RESOLUTION

Part I - Choice Of Law And Forum

Any dispute arising under this Agreement shall be resolved in the State of Massachusetts, and the laws of the State of Massachusetts shall govern the interpretation and application of this Agreement.

Part II - Mediation

If a dispute between the Company and the Reinsurer, arising out of the provisions of this Agreement or concerning its interpretation or validity and whether arising before or after termination of this Agreement has not been settled through negotiation, both parties agree to try in good faith to settle such dispute by nonbinding mediation, before resorting to arbitration.

Part III - Arbitration
A. Resolution of Disputes - As a condition precedent to any right arising hereunder, any dispute not resolved by mediation between the Company and the Reinsurer arising out of the provisions of this Agreement or concerning its interpretation or validity, whether arising before or after termination of this Agreement, shall be submitted to arbitration in the manner hereinafter set forth.









19.  No. TM666A

B. Composition of Panel - Unless the parties agree upon a single arbitrator within 15 days after the receipt of a notice of intention to arbitrate, all disputes shall be submitted to an arbitration panel composed of two arbitrators and an umpire chosen in accordance with Paragraph C hereof.

C. Appointment of Arbitrators - The members of the arbitration panel shall be chosen from persons knowledgeable in the insurance and reinsurance business. Unless a single arbitrator is agreed upon, the party requesting arbitration (hereinafter referred to as the "claimant") shall appoint an arbitrator and give written notice thereof by certified mail, to the other party (hereinafter referred to as the "respondent") together with its notice of intention to arbitrate. Within 30 days after receiving such notice, the respondent shall also appoint an arbitrator and notify the claimant thereof by certified mail.
Before instituting a hearing, the two arbitrators so appointed shall choose an umpire. If, within 20 days after the appointment of the arbitrator chosen by the respondent, the two arbitrators fail to agree upon the appointment of an umpire, each of them shall nominate three individuals to serve as umpire, of whom the other shall decline two and the umpire shall be chosen from the remaining two by drawing lots. The name of the individual first drawn shall be the umpire.

D. Failure of Party to Appoint an Arbitrator - If the respondent fails to appoint an arbitrator within 30 days after receiving a notice of intention to arbitrate, the claimant's arbitrator shall appoint an arbitrator on behalf of the respondent, such arbitrator shall then, together with the claimant's arbitrator, choose an umpire as provided in Paragraph C.
of Part III of this Article.

E. Involvement of Other Reinsurers - If more than one reinsurer is involved in the same dispute, all such reinsurers shall constitute and act as one party for purposes of this Article and communications shall be made by the Company to each of the reinsurers constituting the one party; provided, however, nothing herein shall impair the right of such reinsurers to assert several, rather than joint, defenses or claims, nor be construed as changing the liability of the reinsurers under the terms of this Agreement from several to joint.

F. If the Company is involved in a dispute under the terms of this Agreement and in one or more separate disputes with one or more other reinsurers in which common questions of law or fact are in issue, the Company or the Reinsurer, at its option, may join with such other reinsurers in a common arbitration proceeding under the terms of this Article. If the Company and such other reinsurers have commenced arbitration, the Reinsurer may at its option join such proceeding for the determination of the dispute between the Company and the Reinsurer.

















20.  No. TM666A

G. Submission of Dispute to Panel - Unless otherwise extended by the arbitration panel or agreed to by the parties, each party shall submit its case to the panel within 30 days after the selection of the umpire.

H. Procedure Governing Arbitration - All proceedings before the panel shall be informal and the panel shall not be bound by the formal rules of evidence. The panel shall have the power to fix all procedural rules relating to the arbitration proceeding. In reaching any decision, the panel shall give due consideration to the customs and usages of the insurance and reinsurance business.

I. Arbitration Award - The arbitration panel shall render its decision within 60 days after termination of the proceeding, which decision shall be in writing, stating the reasons therefor. The decision of the majority of the panel shall be final and binding on the parties to the proceeding.

J. Cost of Arbitration - Unless otherwise allocated by the panel, each party shall bear the expense of its own arbitrator and shall jointly and equally bear with the other parties the expense of the umpire and the arbitration.


ARTICLE XXII - INSOLVENCY

A. In the event of insolvency of the Company, the reinsurance provided by this Agreement shall be payable by the Reinsurer on the basis of the liability of the Company as respects Policies covered hereunder, without diminution because of such insolvency, directly to the Company or its liquidator, receiver, conservator or statutory successor except as provided in Sections 4118(a)(1)(A) and 1114(c) of the New York Insurance Law.

B. The Reinsurer shall be given written notice of the pendency of each claim or loss which may involve the reinsurance provided by this Agreement within a reasonable time after such claim or loss is filed in the insolvency proceedings. The Reinsurer shall have the right to investigate each such claim or loss and interpose, at its own expense, in the proceedings where the claim or loss is to be adjudicated, any defense which it may deem available to the Company, its liquidator, receiver, conservator or statutory successor. The expense thus incurred by the Reinsurer shall be chargeable, subject to court approval, against the insolvent Company as part of the expense of liquidation to the extent of a proportionate share of the benefit which may accrue to the Company solely as a result of the defense undertaken by the Reinsurer.

















21.  No. TM666A

C. In addition to the offset provisions set forth in Article XIX - Offset, any debts or credits, liquidated or unliquidated, in favor of or against either party on the date of the receivership or liquidation order (except where the obligation was purchased by or transferred to be used as an offset) are deemed mutual debts or credits and shall be set off with the balance only to be allowed or paid. Although such claim on the part of either party against the other may be unliquidated or undetermined in amount on the date of the entry of the receivership or liquidation order, such claim will be regarded as being in existence as of such date and any claims then in existence and held by the other party may be offset against it.

D. Nothing contained in this Article is intended to change the relationship or status of the parties to this Agreement or to enlarge upon the rights or obligations of either party hereunder except as provided herein.


ARTICLE XXIII - SPECIAL TERMINATION

A. Notwithstanding the termination provisions set forth in Article II - Effective Date and Termination, this Agreement shall be:

1. Terminated automatically and simultaneously upon the happening of any of the following events:

a. Entry of an order of liquidation, rehabilitation, receivership or conservatorship with respect to the Company or the Reinsurer by any court or regulatory authority;

b. General reinsurance of any portion of the Company's business it retains net for its own account, as determined under the provisions of this Agreement without prior consent of the
 Reinsurer.

2. Terminated simultaneously, at the option of either party, upon the happening of any of the following events:

a.    Assignment of this Agreement by either party;
b. Any transfer of control of either party by change in ownership or otherwise.

3. Terminated in accordance with the provisions set forth in this Paragraph, upon the discovery of the following event:

A reduction of 50% or more of the Company's policyholders surplus during any calendar year. Such reduction shall be determined by calculating the difference between the Company's prior year annual statement and each subsequent










22.  No. TM666A
quarterly statutory statement within such current calendar year.

As respects the event set forth in this Paragraph A.3., the Company shall be obligated to notify the Reinsurer in writing within 30 days after the filing of its quarterly statement. Upon receipt of such notification the Reinsurer shall have the right to terminate this Agreement, by giving not less than 30 days notice of its intention to do so.

B. Any notice of termination pursuant to provisions set forth in Paragraphs A.2. and A.3. above shall be sent by certified mail, return receipt requested. The notice period under Paragraph A.3.
above shall commence upon the other party's receipt of the notice of termination.

C. In the event of termination, the Reinsurer shall not be liable for losses occurring subsequent to the date of termination.


ARTICLE XXIV - AMENDMENTS

This Agreement may be amended by mutual consent of the parties expressed in an addendum; and such addendum, when executed by both parties, shall be deemed to be an integral part of this Agreement and binding on the parties hereto.



KS:sb
COM666A-98



























23.  No. TM666A

SUPPLEMENT TO THE ATTACHMENTS


DEFINITION OF IDENTIFICATION TERMS USED WITHIN THE ATTACHMENTS


A. Wherever the term "Company" or "Reinsured" or "Reassured" or whatever other term is used to designate the reinsured company or companies within the various attachments to the reinsurance agreement, the term shall be understood to mean Company or Reinsured or Reassured or whatever other term is used in the attached reinsurance agreement to designate the reinsured company or companies.

B. Wherever the term "Agreement" or "Contract" or "Policy" or whatever other term is used to designate the attached reinsurance agreement within the various attachments to the reinsurance agreement, the term shall be understood to mean Agreement or Contract or Policy or whatever other term is used to designate the attached reinsurance agreement.

C. Wherever the term "Reinsurer" or "Reinsurers" or "Underwriters" or whatever other term is used to designate the reinsurer or reinsurers in the various attachments to the reinsurance agreement, the term shall be understood to mean
Reinsurer or Reinsurers or Underwriters or whatever other term is used to designate the reinsuring company or companies.





INSOLVENCY FUNDS EXCLUSION CLAUSE


This Agreement excludes all liability of the Company arising by contract, operation of law, or otherwise from its participation or membership, whether voluntary or involuntary, in any insolvency fund or from reimbursement of any person for any such liability. "Insolvency fund" includes any guaranty fund, insolvency fund, plan, pool, association, fund or other arrangement, howsoever denominated, established or governed, which provides for any assessment of or payment or assumption by any person of part or all of any claim, debt, charge, fee, or other obligation of an insurer, or its successors or assigns, which has been declared by any competent authority to be insolvent or which is otherwise deemed unable to meet any claim, debt, charge, fee or other obligation in whole or in part.

POOLS, ASSOCIATIONS AND SYNDICATES EXCLUSION CLAUSE

SECTION A

Excluding:

(a) All Business derived directly or indirectly from any Pool, Association or Syndicate which maintains its own reinsurance facilities.
(B) Any Pool or Scheme (whether voluntary or mandatory) formed after March 1, 1968, for the purpose of insuring Property whether on a country-wide basis or in respect of designated areas. This Exclusion shall not apply to so-called
Automobile Insurance Plans or other Pools formed to provide coverage for Automobile Physical Damage.

SECTION B

It is agreed that business, written by the Company for the same perils, which is known at the time to be insure d by or in excess of underlying amounts placed in the following Pools, Associations or Syndicates, whether by way of insurance or reinsurance is excluded hereunder:

Industrial Risk Insurers (successor to Factory Insurance
Association and Oil Insurance Association); Associated Factory
Mutuals; Improved Risk Mutuals.

Any Pool, Association or Syndicate formed for the purpose of writing Oil, Gas or Petro-Chemical Plants and/or Oil or Gas
Drilling Rigs.

United States Aircraft Insurance Group, Canadian Aircraft Insurance Group, Associated Aviation Underwriters, American Aviation
Underwriters.



SECTION B does not apply:

(a) Where the Total Insured Value over all interests of the risk in question is less than $250,000,000.

(b) To interests traditionally underwritten as Inland Marine or Stock and/or Contents written on a
Blanket basis.

(c) To Contingent Business Interruption, except when the Company is aware that the key location is known at the time to be insured in any Pool, Association or Syndicate named above.

(d) To risks as follows: Offices, Hotels, Apartments, Hospitals, Educational Establishments, Public
Utilities (other than Railroad Schedules) and Builders Risks on the classes of risks specified in this subsection (d) only.

TOTAL INSURED VALUE EXCLUSION CLAUSE


It is the mutual intention of the parties to exclude risks, other than Offices, Hotels, Apartments, Hospitals, Educational Establishments, Public Utilities (except Railroad schedules) and Builders Risk on the above classes where, at the time of the cession, the Total Insured Value over all interests exceeds $250,000,000. However, the Company shall be protected hereunder, subject to the other terms and conditions of this Agreement, if subsequently to cession being made the Company becomes acquainted with the true facts of the case and discovers that the mutual intention has been inadvertently breached, the Company shall at the first opportunity, and certainly by next anniversary of the original policy, exclude the risk in question.

It is agreed that this mutual intention does not apply to Contingent Business Interruption or to interest traditionally underwritten as Inland Marine or to Stock and/or Contents written on a blanket basis except where the Company is aware that the Total Insured Value of $250,000,000 is already exceeded for buildings, machinery, equipment and direct use and occupancy at the key location.

It is understood and agreed that this Clause shall not apply hereunder where the Company writes 100% of the risk.

Notwithstanding anything contained herein to the contrary, it is the mutual intention of the parties in respect of bridges and tunnels to exclude such risks where the Total Insured Value over all interests exceeds $250,000,000.

POLLUTION AND SEEPAGE EXCLUSION CLAUSE



This Reinsurance does not apply to:

1. Pollution, seepage, contamination or environmental impairment insurances (hereinafter collectively referred to as "pollution"), however styled;

2. Loss or damage caused directly or indirectly by pollution, unless said loss or damage follows as a result of a loss caused directly by a peril covered hereunder;

3. Expenses resulting from any governmental direction or request that material present in or part of or utilized on an insured's property be removed or modified, except as provided in 5. Below;

4.       Expenses incurred in testing for and/or monitoring pollutants;

5. Expenses incurred in removing debris, unless (A) the debris results from a loss caused directly by a peril covered hereunder, and (B) the debris to be removed is itself covered hereunder, and (C) the debris is on the insured's premises, subject, however, to a limit of $5,000 plus 25% of (i) the property damage loss, any risk, any one location, any one original insured, and (ii) any deductible applicable to the loss;

6. Expenses incurred to extract pollutants from land or water at the insured's premises unless (A) the release, discharge, or dispersal of pollutants results from a loss caused directly by a peril covered hereunder, and (B) such expenses shall not exceed
$10,000;

7. Loss of income due to any increased period of time required to resume operations resulting from enforcement of any law regulating the prevention, control, repair, clean-up or restoration of environmental damage;

8. Claims under 5. and/or 6. above, unless notice thereof is given to the Company within 180 days after the date of the loss occurrence to which such claims relate.


"Pollutants" means any solid, liquid, gaseous or thermal irritant or contaminant, including smoke, vapor, soot, fumes, acids, alkalis, chemicals and waste. Waste includes materials to be recycled, reconditioned or reclaimed.

Where no pollution exclusion has been accepted or approved by an insurance regulatory authority for use in a policy that is subject to this Agreement or where a pollution exclusion that has been used in a policy is overturned, either in whole or in part, by a court having jurisdiction, there shall be no recovery for pollution under this Agreement unless said pollution loss or damage follows as a result of a loss caused directly by a peril covered hereunder.

Nothing herein shall be deemed to extend the coverage afforded by this reinsurance to property or perils specifically excluded or not covered under the terms and conditions of the original policy involved.

NUCLEAR INCIDENT EXCLUSION CLAUSE - PHYSICAL DAMAGE - REINSURANCE -
U.S.A.


N.M.A. 1119

1. This Reinsurance does not cover any loss or liability accruing to the Reassured, directly or indirectly, and whether as Insurer or Reinsurer, from any Pool of Insurers or Reinsurers formed for the purpose of covering Atomic or Nuclear Energy risks.

2. Without in any way restricting the operation of paragraph 1. of this Clause, this Reinsurance does not cover any loss or liability accruing to the Reassured, directly or indirectly, and whether as Insurer or Reinsurer, from any insurance against Physical Damage
(including business interruption or consequential loss arising out of such Physical Damage) to:

I. Nuclear reactor power plants including all auxiliary property on the site, or

II. Any other nuclear reactor installation, including laboratories handling radioactive materials in connection with reactor installations, and critical facilities as such, or

III. Installations for fabricating complete fuel elements or for processing substantial quantities of
     "special nuclear material," and for reprocessing, salvaging, chemically separating, storing or disposing of spent nuclear fuel or waste materials, or

IV. Installations other than those listed in paragraph 2. III.
above using substantial quantities of
      radioactive isotopes or other products of nuclear fission.

3. Without in any way restricting the operation of paragraphs 1. and 2. of this Clause, this Reinsurance does not cover any loss or liability by radioactive contamination accruing to the Reassured, directly or indirectly, and whether as Insurer or Reinsurer, from any insurance on property which is on the same site as a nuclear reactor power plant or other nuclear installation and which normally would be insured therewith, except that this paragraph 3. shall not operate:

(a) where the Reassured does not have knowledge of such nuclear reactor power plant or nuclear installation, or

(b) where the said insurance contains a provision excluding coverage for damage to property caused by or resulting from radioactive contamination, however caused. However, on and after 1st January, 1960, this sub-paragraph (b) shall only apply provided the said radioactive contamination exclusion provision has been approved by the Governmental Authority having jurisdiction thereof.

4. Without in any way restricting the operation of paragraphs 1., 2. and 3. of this Clause, this Reinsurance does not cover any loss or liability by radioactive contamination accruing to the Reassured, directly or indirectly, and whether as Insurer or Reinsurer, when such radioactive contamination is a named hazard specifically insured against.

5. It is understood and agreed this Clause shall not extend to risks using radioactive isotopes in any form where the nuclear exposure is not considered by the Reassured to be the primary hazard.

6. The term "special nuclear material" shall have the meaning given to it by the Atomic Energy Act of 1954 or by any law amendatory thereof.

7.        Reassured to be sole judge of what constitutes:

(a)     substantial quantities, and

(b)     the extent of installation, plant or site.

NOTE: - Without in any way restricting the operation of paragraph 1. hereof, it is understood and agreed that

(a)    all policies issued by the Reassured on or before 31st
December, 1957 shall be free from the
application of the other provisions of this Clause until expiry date or 31st December, 1960 whichever first occurs whereupon all the provisions of this Clause shall apply,

(b) with respect to any risk located in Canada policies issued by the Reassured on or before 31st
December, 1958 shall be free from the application of the other provisions of this Clause until expiry date or 31st December, 1960 whichever first occurs whereupon all the provisions of this Clause shall apply.






















N.M.A.    1119

NUCLEAR INCIDENT EXCLUSION CLAUSE - PHYSICAL DAMAGE - REINSURANCE -
CANADA


N.M.A. 1980

1. This Agreement does not cover any loss or liability accruing to the Company directly or indirectly, and whether as Insurer or Reinsurer, from any Pool of Insurers or Reinsurers formed for the purpose of covering Atomic or Nuclear Energy risks.

2. Without in any way restricting the operation of paragraph 1. of this clause, this Agreement does not cover any loss or liability accruing to the Company, directly or indirectly, and whether as Insurer or Reinsurer, from any insurance against Physical Damage (including business interruption or consequential loss arising out of such Physical Damage) to:

a. Nuclear reactor power plants including all auxiliary property on the site, or

b. Any other nuclear reactor installation, including laboratories handling radioactive materials in connection with reactor installations, and critical facilities as such, or

c. Installations for fabricating complete fuel elements or for processing substantial quantities of prescribed substances, and for reprocessing, salvaging, chemically separating, storing or disposing of spent nuclear fuel or waste materials, or

d. Installations other than those listed in c. above using substantial quantities of radioactive isotopes or other products of nuclear fission.

3. Without in any way restricting the operation of paragraphs 1. and 2. of this clause, this Agreement does not cover any loss or liability by radioactive contamination accruing to the Company, directly or indirectly, and whether as Insurer or Reinsurer, from any insurance on property which is on the same site as a nuclear reactor power plant or other nuclear installation and which normally would be insured therewith, except that this paragraph 3. shall not operate:

a. where the Company does not have knowledge of such nuclear reactor power plant or nuclear
|installation, or

b. where the said insurance contains a provision excluding coverage for damage to property caused by or resulting from radioactive contamination, however caused.

4. Without in any way restricting the operation of paragraphs 1., 2. and 3. of this clause, this Agreement does not cover any loss or liability by radioactive contamination accruing to the Company, directly or indirectly, and whether as Insurer or Reinsurer, when such radioactive contamination is a named hazard specifically insured against.

5. This clause shall not extend to risks using radioactive isotopes in any form where the nuclear exposure is not considered by the Company to be the primary hazard.

6. The term "prescribed substances" shall have the meaning given to it by the Atomic Energy
Control Act R.S.C. 1974 or by any law amendatory thereof.

7.         Company to be sole judge of what constitutes:

a.     substantial quantities, and

b.     the extent of installation, plant or site.

8. Without in any way restricting the operation of paragraphs 1., 2., 3. and 4. of this clause, this Agreement does not cover any loss or liability accruing to the Company, directly or indirectly, and whether as Insurer or Reinsurer, caused by any nuclear incident as defined in The
Nuclear Liability Act, nuclear explosion or contamination by radioactive material.

NOTE:   Without in any way restricting the operation of paragraphs 1.,
2., 3. and 4. of this clause,
paragraph 8. of this clause shall apply to all original contracts of the Company whether new, renewal or replacement which become effective on or after December 31, 1984.

























N.M.A.   1980

NUCLEAR INCIDENT EXCLUSION CLAUSE - REINSURANCE - NO. 4

1. This Reinsurance does not cover any loss or liability accruing to the Reassured as a member of, or subscriber to, any association of insurers or reinsurers formed for the purpose of covering nuclear energy risks or as a direct or indirect reinsurer of any such member, subscriber or association.

2. Without in any way restricting the operations of Nuclear Incident Exclusion Clauses, - Liability, - Physical Damage, - Boiler and Machinery and paragraph 1. of this Clause, it is understood and agreed that for all purposes of the reinsurance assumed by the Reinsurer from the Reinsured, all original insurance policies or contracts of the Reinsured (new, renewal and replacement) shall be deemed to include the applicable existing Nuclear Clause and/or Nuclear Exclusion Clause(s) in effect at the time and any subsequent revisions thereto as agreed upon and approved by the Insurance Industry and/or a qualified Advisory or Rating Bureau.

POLLUTION LIABILITY EXCLUSION CLAUSE - REINSURANCE

This Reinsurance excludes:

(1) Any loss occurrence arising out of the actual, alleged or threatened discharge, dispersal, release or |escape of pollutants:

a) At or from premises owned, rented or occupied by an original assured; or

b) At or from any site or location used for the handling, storage, disposal, processing or treatment of waste; or

c) Which are at any time transported, handled, stored, treated, disposed of, or processed as waste; or

d) At or from any site or location on which any original assured is performing operations:

(i) If the pollutants are brought on or to the site or location in connection with such operations; or

(ii) If the operations are to test for, monitor, clean up, remove, contain, treat, detoxify or neutralize the pollutants.

(2) Any liability, loss, cost or expense arising out of any governmental direction or request to test for, monitor, clean up, remove, contain, treat, detoxify or neutralize pollutants.

"Pollutants" means any solid, liquid, gaseous or thermal irritant or contaminant, including smoke, vapor, soot, fumes, acids, alkalis, chemicals and waste. Waste includes materials to be recycled, reconditioned or reclaimed.

Subparagraphs a) and d) (i) of paragraph (1) of this exclusion do not apply to loss occurrences caused by heat, smoke or fumes from a hostile fire. As used herein, "hostile fire" means one which becomes uncontrollable or breaks out from where it was intended to be.

"Original assured" as used herein means all insureds as defined in the policy issued by the Company.

NUCLEAR INCIDENT EXCLUSION CLAUSE - LIABILITY - REINSURANCE - U.S.A.

N.M.A. 1590


1. This reinsurance does not cover any loss or liability accruing to the Reassured as a member of, or subscriber to, any association of insurers or reinsurers formed for the purpose of covering nuclear energy risks or as a direct or indirect reinsurer of any such member, subscriber or association.

2. Without in any way restricting the operation of paragraph 1. of this Clause it is understood and agreed that for all purposes of this reinsurance all the original policies of the Reassured (new, renewal and replacement) of the classes specified in Clause II. in this paragraph 2. from the time specified in Clause III. in this paragraph 2. shall be deemed to include the following provision (specified as the Limited Exclusion Provision):


LIMITED EXCLUSION PROVISION*

I. It is agreed that the policy does not apply under any liability coverage, to injury, sickness, disease, death or destruction, bodily injury or property damage with respect to which an insured under the policy is also an insured under a nuclear energy liability policy issued by Nuclear Energy Liability Insurance Association, Mutual Atomic Energy
 Liability Underwriters or Nuclear Insurance Association of
Canada, or would be an
 insured under any such policy but for its termination upon exhaustion of its limit of liability.

II. Family Automobile Policies (liability only), Special Automobile Policies (private passenger automobiles, liability only), Farmers Comprehensive Personal Liabilities Policies (liability only), Comprehensive Personal Liability Policies (liability only) or policies of a similar nature; and the liability portion of combination forms related to the four classes of policies stated above, such as the Comprehensive Dwelling Policy and the applicable types of Homeowners Policies.

III. The inception dates and thereafter of all original policies as described in II. above, whether new, renewal or replacement, being policies which either

(a)      become effective on or after 1st May, 1960, or

(b) become effective before that date and contain the Limited Exclusion Provision set out above; provided this paragraph
2. shall not be applicable to Family Automobile Policies, Special Automobile Policies, or policies or combination policies of a similar nature, issued by the Reassured on New York risks, until 90 days following approval of the Limited Exclusion Provision by the Governmental Authority having jurisdiction thereof.

3. Except for those classes of policies specified in Clause II. of paragraph 2. and without in any way restricting the operation of paragraph 1. of this Clause, it is understood and agreed that for all purposes of this reinsurance the original liability policies of the Reassured (new, renewal and replacement) affording the following coverages:

Owners, Landlords and Tenants Liability, Contractual Liability, Elevator Liability, Owners or Contractors (including railroad) Protective Liability, Manufacturers and Contractors Liability, Product Liability, Professional and Malpractice Liability, Storekeepers Liability, Garage Liability, Automobile Liability (including Massachusetts Motor Vehicle or Garage Liability)

shall be deemed to include with respect to such coverages, from the time specified in Clause V. of this paragraph 3., the following provision (specified as the Broad Exclusion Provision):


BROAD EXCLUSION PROVISION*

It is agreed that the policy does not apply:

I. Under any Liability Coverage to injury, sickness, disease, death or destruction, bodily injury or property damage

(a) with respect to which an insured under the policy is also an insured under nuclear energy liability policy issued by Nuclear Energy Liability Insurance Association, Mutual Atomic Energy Liability Underwriters or Nuclear Insurance Association of
Canada, or would be an insured under any such policy but for its termination upon exhaustion of its limit of liability; or















N.M.A.  1590

(b) resulting from the hazardous properties of nuclear material and with respect to which (1) any person or organization is required to maintain financial protection pursuant to the Atomic Energy Act of 1954, or any law amendatory thereof, or
(2) the insured is, or had this policy not been issued would be, entitled to indemnity from the United States of America, or any agency thereof, under any agreement entered into by the United States of America, or any agency thereof, with any person or organization.

II. Under any Medical Payments Coverage, or under any Supplementary Payments Provision relating to immediate medical or surgical relief, first aid, to expenses incurred with respect to bodily injury, sickness, disease or death, bodily injury resulting from the hazardous properties of nuclear material and arising out of the operation of a nuclear facility by any person or organization.

III. Under any Liability Coverage, to injury, sickness, disease, death or destruction, bodily injury or property damage resulting from the hazardous properties of nuclear material, if

(a) the nuclear material (1) is at any nuclear facility owned by, or operated by or on behalf of, an insured or (2) has been discharged or dispersed therefrom;

(b) the nuclear material is contained in spent fuel or waste at any time possessed, handled, used, processed, stored, transported or disposed of by or on behalf of an insured; or

(c) the injury, sickness, disease, death or destruction, bodily injury or property damage arises out of the furnishing by an insured of services, materials, parts or equipment in connection with the planning, construction, maintenance, operation or use of any nuclear facility, but if such facility is located within the United States of America, its territories, or possessions or Canada, this exclusion (c) applies only to injury to or destruction of property at such nuclear facility, property damage to such nuclear facility and any property thereat.






















N.M.A.  1590

IV.   As used in this endorsement:

"hazardous properties" include radioactive, toxic or explosive properties; "nuclear material" means source material, special nuclear material or byproduct material; "source material," "special nuclear material," and "byproduct material" have the meanings given them in the Atomic Energy Act of 1954 or in any law amendatory thereof; "spent fuel" means any fuel element or fuel component, solid or liquid, which has been used or exposed to radiation in a nuclear reactor; "waste" means any waste material
(1) containing byproduct material other than the tailings or wastes produced by the extraction or concentration of uranium or thorium from any ore processed for its source material content and
(2) resulting from the operation by any person or organization of any nuclear facility included within the definition of nuclear facility under paragraph (a) or (b) thereof; "nuclear facility" means

(a)    any nuclear reactor,

(b) any equipment or device designed or used for (1) separating the isotopes of uranium or plutonium, (2) processing or utilizing spent fuel, or (3) handling, processing or packaging waste,

(c) any equipment or device used for the processing, fabricating or alloying of special nuclear material if at any time the total amount of such material in the custody of the insured at the premises where such equipment or device is located consists of or contains more than 25 grams of plutonium or uranium 233 or any combination thereof, or more than 250 grams of uranium 235,

(d) any structure, basin, excavation, premises or place prepared or used for the storage or disposal of waste and includes the site on which any of the foregoing is located, all operations conducted on such site and all premises used for such operations; "nuclear reactor" means any apparatus designed or used to sustain nuclear fission in a self-supporting chain reaction or to contain a critical mass of fissionable material; with respect to injury to or destruction of property, the word "injury" or "destruction" includes all forms of radioactive contamination of property; "property damage" includes all forms of radioactive contamination of property.

V. The inception dates and thereafter of all original policies affording coverages specified in this paragraph 3., whether new, renewal or replacement, being policies which become effective on or after 1st May, 1960, provided this paragraph 3. shall not be applicable to











N.M.A.   1590

(i) Garage and Automobile Policies issued by the Reassured on New York risks, or

(ii) Statutory liability insurance required under Chapter 90, General Laws of Massachusetts,

until 90 days following approval of the Broad Exclusion Provision by the Governmental Authority having jurisdiction thereof.

4. Without in any way restricting the operations of paragraph 1. of this Clause, it is understood and agreed that paragraphs 2. and 3. above are not applicable to original liability policies of the Reassured in Canada, and that with respect to such policies, this Clause shall be deemed to include the Nuclear Energy Liability
Exclusion Provisions adopted by the Canadian Underwriters'
Association or the Independent Insurance Conference of Canada.

*NOTE:   The words printed in BOLD TYPE in the Limited Exclusion
Provision and in the Broad Exclusion Provision shall apply only in relation to original liability policies which include a Limited Exclusion Provision or a Broad Exclusion Provision containing those words.
































N.M.A.   1590

NUCLEAR INCIDENT EXCLUSION CLAUSE - LIABILITY - REINSURANCE - CANADA

N.M.A. 1979

1. This Agreement does not cover any loss or liability accruing to the Company as a member of, or subscriber to, any association of insurers or reinsurers formed for the purpose of covering nuclear energy risks or as a direct or indirect reinsurer of any such member, subscriber or association.

2. Without in any way restricting the operation of Paragraph 1. of this Clause, it is agreed that for all purposes of this Agreement all the original liability contracts of the Company, whether new, renewal or replacement, of the following classes, namely,

Personal Liability

Farmers' Liability

Storekeepers' Liability

which become effective on or after 31st December 1984, shall be deemed to include, from their inception dates and thereafter, the following provision:

Limited Exclusion Provision -

This Policy does not apply to bodily injury or property damage with respect to which the Insured is also insured under a contract of nuclear energy liability insurance (whether the Insured is unnamed in such contract and whether or not it is legally enforceable by the Insured) issued by the Nuclear Insurance Association of Canada or any other group or pool of insurers or would be an Insured under any such policy but for its termination upon exhaustion of its limits of liability.

With respect to property, loss of use of such property shall be deemed to be property damage.

3. Without in any way restricting the operation of Paragraph 1. of this Clause, it is agreed that for all purposes of this Agreement all the original liability contracts of the Company, whether new, renewal or replacement, of any class whatsoever (other than Personal Liability, Farmers' Liability, Storekeepers' Liability or Automobile Liability contracts), which become effective on or after 31st December 1984, shall be deemed to include, from their inception dates and thereafter, the following provision:

Broad Exclusion Provision -

It is agreed that this Policy does not apply:

(a)   to liability imposed by or arising under the Nuclear Liability
Act; nor

(b) to bodily injury or property damage with respect to which an Insured under this Policy is also insured under a contract of nuclear energy liability insurance (whether the Insured is unnamed in such contract and whether or not it is legally enforceable by the Insured) issued by the Nuclear Association of Canada or any other insurer or group or pool of insurers or would be an Insured under any such policy but for its termination upon exhaustion of its limit of liability; nor

(c) to bodily injury or property damage resulting directly or indirectly from the nuclear energy hazard arising from:

(i) the ownership, maintenance, operation or use of a nuclear facility by or on behalf of an Insured;

(ii) the furnishing of an Insured of services, materials, parts or equipment in connection with the planning, construction, maintenance, operation or use of any nuclear facility; and

(iii) the possession, consumption, use, handling, disposal or transportation of fissionable substances, or of other radioactive material (except radioactive isotopes, away from a nuclear facility, which have reached the final stage of fabrication so as to be usable for any scientific, medical, agricultural, commercial or industrial purpose) used, distributed, handled or sold by an Insured.

As used in this Policy:

(1) The term "nuclear energy hazard" means the radioactive, toxic, explosive, or other hazardous properties of radioactive material;

(2) The term "radioactive material" means uranium, thorium, plutonium, neptunium, their respective derivatives and compounds, radioactive isotopes of other elements and any other substances that the Atomic Energy Control Board may, by regulation, designate as being prescribed substances capable of releasing atomic energy, or as being requisite for the production, use or application of atomic energy;








N.M.A.   1979

(3)  The term "nuclear facility" means:

(a) any apparatus designed or used to sustain nuclear fission in a self-supporting chain reaction or to contain a critical mass of plutonium, thorium and uranium or any one or more of them;

(b) any equipment or device designed or used for (i) separating the isotopes of plutonium, thorium and uranium or any one or more of them, (ii) processing or utilizing spent fuel, or (iii) handling, processing or packaging waste;

(c) any equipment or device used for the processing, fabricating or alloying of plutonium, thorium or uranium enriched in the isotope uranium 233 or in the isotope uranium 235, or any one or more of them if at any time the total amount of such material in the custody of the Insured at the premises where such equipment or device is located consists of or contains more than 25 grams of plutonium or uranium 233 or any combination thereof, or more than 250 grams of uranium 235;

(d) any structure, basin, excavation, premises or place prepared or used for the storage or disposal of waste radioactive material;

and includes the site on which any of the foregoing is located, together with all operations conducted thereon and all premises used for such operations.

(4) The term "fissionable substance" means any prescribed substance that is, or from which can be obtained, a substance capable of releasing atomic energy by nuclear fission.

(5) With respect to property, loss of use of such property shall be deemed to be property damage.























N.M.A.   1979

- 3 -
<page








1998
annual
report
















The
CGI

The Commerce Group, Inc.
211 Main Street, Webster, Massachusetts 01570

<page



INDEX TO 1998 ANNUAL REPORT
										   Page
Financial Highlights............................................     1

Letter to Stockholders..........................................     2

Management's Discussion and Analysis of Financial Condition
 and Results of Operations......................................     4

Common Stock Price and Dividend Information.....................    22

Report of Management............................................    23

Report of Independent Auditors..................................    24

Consolidated Balance Sheets at December 31, 1998 and 1997.......    25

Consolidated Statements of Earnings for the Years Ended
 December 31, 1998, 1997 and 1996...............................    26

Consolidated Statements of Stockholders' Equity for the Years
 Ended December 31, 1998, 1997 and 1996.........................    27

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1998, 1997 and 1996...............................    28

Consolidated Statements of Cash Flows - Reconciliation of Net
 Earnings to Net Cash Provided by Operating Activities for the
 years ended December 31, 1998, 1997 and 1996...................    29

Notes to Consolidated Financial Statements......................    30

Selected Consolidated Financial Data............................    50

Management's Discussion of the Supplemental Information on
 Insurance Operations...........................................    51

Directors.......................................................    56

Officers........................................................    59

Stockholder Information.........................................    61










FINANCIAL HIGHLIGHTS
(Dollars in Thousands, Except Per Share and Share Amounts)

                                                     1998          1997
1996
Net premiums written............................ $  745,048    $
741,501      $  711,570

Earned premiums................................. $  745,620    $
730,497      $  668,716
Net investment income...........................     86,501
80,972          77,402
Premium finance and service fees................     13,440
7,074           9,713
Net realized investment gains (losses)..........      6,769
22,770          (7,574)
	Total revenues............................ $  852,330    $
841,313      $  748,257

Earnings before income taxes.................... $  124,467    $
127,695      $   92,013
Income taxes....................................     27,975
31,480          18,049
	Net earnings.............................. $   96,492    $
96,215      $   73,964

Comprehensive income............................ $   94,555    $
100,368      $   80,539

Basic and diluted net earnings per common share. $     2.68    $
2.67      $     2.04

Net earnings excluding the after-tax impact of
 net realized investment gains (losses)(1)...... $   92,092    $
81,415      $   78,887

Basic and diluted net earnings per common
 share excluding the after-tax impact of net
 realized investment gains (losses)(1).......... $     2.56    $
2.26      $     2.18

Cash dividends paid per share................... $     1.07    $
1.03      $     0.81

Weighted average number of common shares
  outstanding................................... 36,042,652
36,044,679      36,311,887

Total investments at market value............... $1,257,900
$1,242,695	 $1,167,671
Total assets....................................  1,755,983
1,754,753	  1,676,799
Total liabilities...............................  1,050,198
1,104,957	  1,089,760
Total stockholders' equity......................    705,785
649,796	    587,039
Total stockholders' equity per share............      19.58
18.03	      16.28
Certain statutory financial ratios (unaudited):
  Loss and LAE ratio............................       71.6%
71.4%	       70.9%
  Underwriting expense ratio....................       26.5
25.1	       27.1
	Combined ratio............................       98.1%
96.5%	       98.0%

  Net premiums written to policyholders'
    surplus.....................................      132.2%
143.3%	      153.1%


(1) The above figures are presented to provide information to the reader due to the amount of, and fluctuations in, net realized gains and losses. The amounts noted, commonly known as Operating Income, are important measures of corporate performance.





1
<page


THE COMMERCE GROUP, INC.


									   March 26, 1999

To Our Stockholders:

	In 1998, your Company experienced satisfactory financial results for the 23rd consecutive year. From the very first day the funding of The Commerce Insurance Company was accomplished (April 3, 1972) through December 31, 1998, we have achieved underwriting profit of $243.5 million on total premiums written of $6.8 billion. This underwriting profit represents 3.6% of total premiums written.

	In January, the 1999 personal automobile insurance rates were announced by the Massachusetts Insurance Commissioner. Despite the industry's request for a 15.5% increase, 1999 rates increased only 0.7%. This slight increase follows four consecutive years of rate decreases. Although a number of companies modified safe driver deviations and affinity group discount programs in response to the 1999 rates, the Massachusetts marketplace continues to be highly competitive. Through these ongoing competitive conditions, your Company's share of the Massachusetts personal automobile market has remained stable, and at year-end, our market share was 21.6%.

	Your Company made a significant acquisition in 1999, which will provide us with a vehicle to grow and expand our business beyond Massachusetts. In a joint venture with AAA Southern New England, we purchased the Automobile Club Insurance Company of Columbus, Ohio. This company writes personal automobile and homeowners insurance in 28 states through AAA affiliated insurance agencies. Their annual direct written premium is approximately $100 million. Following the acquisition, the Company's name was changed to American Commerce Insurance Company ("ACIC"). Together with our California company, Commerce West Insurance Company, we are poised to grow and expand geographically well beyond the borders of Massachusetts.

	Through it all, your Company has continued to grow and prosper. The Commerce Insurance Company continues to be the largest writer of Massachusetts private passenger automobile insurance, as well as the second largest writer of Massachusetts homeowners insurance. Written premiums, earned premiums, investment income, total assets, total stockholders' equity and total stockholders' equity per share, as illustrated in the bar graph on the facing page, are all at new highs. For those of you who are interested in the details, I draw your attention to the pages in this report labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Behind these numbers, including the newest member of our corporate family - ACIC, are an extremely dedicated group of people: Our Policyholders (represented by over 894,000 policies in force); Agents (791); Employees (1,692); Officers (47); Directors (19); and of course, our Stockholders (over 4,300, not including our Employee Stock Ownership Plan participants who now number 1,662).

	Property-liability insurance remains a good business to be in--and The Commerce Group, Inc. will continue its efforts to be one of the most profitable long-term players. Your Company's management continues to believe that owners' interests are its primary constituency.

	Our sincere thanks to those who have helped in this building process--especially our Agents, Employees, Officers and Board of Directors. This diverse force of committed, ethical and hard working people will continue to build on our past successes and look to the future with excitement and opportunity. Their individual creativity, energy and professionalism will continue to serve our stockholders well.

	Your comments or questions regarding this report, or The Commerce Group, Inc. affairs in general, are solicited as always, at any time.



							  Arthur J. Remillard, Jr.
								  President

Caring in everything we do.
2
<page




The bar graph on page 3 illustrates the Company's annual total stockholders' equity per share value and annual total stockholders' equity per share value including cumulative cash dividends paid per share on December 31, over the most recent fifteen year period. The X axis lists the years beginning with 1984 through 1998. The Y axis lists the dollar values starting at $0.00 and increasing in one dollar increments to $24.00. The graph depicts a total stockholders' equity per share value in 1984 of $0.67; 1985 of $0.81, 1986 of $0.95, 1987 of
$1.40, 1988 of $1.95, 1989 of $2.53, 1990 of $3.36, 1991 of $4.80, 1992
of $7.42, 1993 of $10.09, 1994 of $10.88, 1995 of $14.96, 1996 of
$16.28, 1997 of $18.03 and 1998 of $19.58. The graph also depicts the total stockholders' equity per share value adjusted for cumulative dividends paid per share in 1984 of $0.67, 1985 of $0.81, 1986 of $0.95,
1987 of $1.40, 1988 of $1.95, 1989 of $2.53, 1990 of $3.36, 1991 of
$4.80, 1992 of $7.42, 1993 of $10.09, 1994 of $11.03, 1995 of $15.34,
1996 of $17.47, 1997 of $20.25 and 1998 of $22.87.










































3
<page


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Thousands of Dollars Except Per Share Data)

General

	The property and casualty industry has been and remains highly cyclical in nature. The financial results of property and casualty insurance companies are impacted by many forces unique to the market. Market forces include competition, frequency and severity of losses resulting from weather conditions, the state of the economy and the general regulatory environment in those states in which the insurer operates. During 1998, the industry as a whole, experienced slightly weaker underwriting results and slower premium growth as compared to 1997. Slightly weaker industry underwriting results were primarily attributable to competitive markets. Within the property and casualty industry, personal automobile insurance remains profitable, however trends have indicated increased claims costs. The frequency of loss occurrences continue to improve, which reflects the absence of severe weather, safer cars and highways, enforcement of speeding laws and continued drunk driver awareness. The severity, or cost per accident, however, is increasing due to higher medical and automobile repair costs. Industry results have further intensified competition among insurers, which when coupled with lower insurance rates, emphasizes the advantages to companies of operating efficiently. The Commerce Group, Inc. ("Company") is well positioned to both lead in this environment and to respond to the prevailing conditions in the market.

	The Company, incorporated in 1976, is a holding company for several property and casualty insurers which, through its subsidiaries, offers predominantly motor vehicle insurance, covering personal automobiles, in addition to a broad range of other property and casualty insurance products. These products are marketed to affinity groups, individuals, families and businesses through the Company's strong relationships with professional independent insurance agencies. The Company writes insurance primarily in the state of Massachusetts through The Commerce Insurance Company ("Commerce") and Citation Insurance Company ("Citation"), both wholly-owned subsidiaries of Commerce Holdings, Inc. ("CHI"). The Company also writes insurance in the state of California through Commerce West Insurance Company ("Commerce West"), formerly Western Pioneer Insurance Company, a wholly-owned subsidiary of Commerce. Commerce formed a joint venture (ACIC Holding Co., Inc.), in November 1998, with AAA Southern New England to purchase Automobile Club Insurance Company, located in Columbus, Ohio, a property and casualty insurer with policies written in 28 states and licensed in several others. In conjunction with the acquisition, which was completed on January 29, 1999, the newly acquired company's name was changed to American Commerce Insurance Company ("ACIC").

	The Company's business strategy remains focused on activities primarily related to personal automobile insurance. The Company has been the largest writer of personal property and casualty insurance in the state of Massachusetts in terms of market share of direct premiums written since 1990. The Company's share of the Massachusetts personal automobile market remained fairly stable in 1998 at approximately 21.6%, a slight decrease from the 21.8% in 1997.

	During 1998, direct premiums written totalled $796,858, a 3.7% increase over 1997. Direct premiums written through Commerce and Citation amounted to $773,463. Direct premiums written in California, through Commerce West amounted to $23,395. Of the total direct premiums written, direct personal automobile premiums written during 1998 totalled $687,232, an increase of 4.0% over 1997, and direct homeowners insurance premiums written totalled $59,761, an increase of 5.4% over 1997. The Company is also the fourth largest writer of commercial automobile insurance in Massachusetts based on direct premiums written. During 1998, direct commercial automobile premiums written totalled $36,299, a 2.1% decrease compared to 1997.








4
<page



	Personal automobile insurance is subject to extensive regulation. Owners of registered automobiles are generally required to maintain certain minimum automobile insurance coverages. In Massachusetts, with very limited exceptions, automobile insurers are required by law to issue a policy to any applicant seeking to obtain such coverages. Companies in Massachusetts are also assigned agents, known as Exclusive Representative Producers ("ERP's") based on market share, that have been unable to get a voluntary contract with an insurance carrier. Marketing and underwriting strategies for companies operating in Massachusetts are limited by maximum premium rates and minimum agency commission levels for personal automobile insurance which are mandated by the Massachusetts Commissioner of Insurance ("Commissioner"). In Massachusetts, accident rates, bodily injury claims, and medical care costs continue to be among the highest in the nation.

	During the three-year period from 1996 to 1998, Massachusetts personal automobile insurance premium rates decreased an average of 4.9% per year. The Commissioner approved an average 0.7% increase in personal automobile premiums for 1999, the first increase since 1994. Average mandated rates decreased 4.0%, 6.2% and 4.5% in 1998, 1997 and 1996, respectively. Coinciding with the 1999 rate increase, the Commissioner also approved a 1.0% increase in the commissions agents receive from selling private passenger automobile insurance for 1999. The decision slightly offsets the financial benefit of the average 0.7% increase in personal automobile premiums for 1999.

	Although average mandated personal automobile premium rates decreased 4.0% in 1998, the impact upon the Company resulted in a 2.6% increase in the average personal automobile premium per exposure (each vehicle insured). The 2.6% increase for the Company was due to the facts that the rate decision did not anticipate purchases of new automobiles in the year to which the rate decision applied and, secondly, the Company's mix of personal automobile business differs from that of the industry.

	The 1997, 1998 and 1999 average rate decisions were partially driven by corrections for an industry error that had impacted prior year rate decisions. The industry error resulted from a miscalculation of industry expense allowances that had the effect of overstating rates for 1991 through 1996. Mandated rates for 1997, 1998 and 1999 include an adjustment to recoup $176 million from the industry. The adjustment included in the rate decision to recoup the error was phased in at 40%, 40% and 20% in 1997, 1998 and 1999.

	The estimated earned premium impact of the above item, coupled with the impact of a previous year imbalance in the SDIP, was approximately $15.3 million for 1997, $23.9 million for 1998 and is expected to be approximately $14.0 million for 1999. The earnings per share after-tax impact resulting from lower earned premiums has been estimated at $0.28 for 1997, $0.43 for 1998, and is estimated to be $0.24 for 1999. If the Company's 1999 market share increases (decreases), a larger (smaller) financial impact will result.

	Also factored into the 1999 rate decision were two sanctions levied by the Commissioner against the Massachusetts personal automobile insurance industry. One fine, amounting to $6 million, was imposed as a result of the industry's alleged failure to show that it adhered to adequate cost containment efforts as identified by the Commissioner. A second fine of $3 million was allegedly the result of what the Commissioner termed "incomplete compliance" on the part of the Automobile Insurers Bureau of Massachusetts ("AIB") with a discovery order concerning disclosure of certain information as identified by the Commissioner. The industry and several insurance carriers, including Commerce, are appealing one or both of the sanctions.













5
<page



	In August 1998, then Acting Massachusetts Governor, Paul Cellucci ("Governor"), signed legislation granting Massachusetts-based insurers, that choose to participate, $48 million a year in total tax relief in exchange for a, total industry-wide, $200 million investment commitment to low income communities over a five-year period. The legislation amounts to a gradual elimination of the 1.0% gross investment tax for those insurers choosing to commit funds to these community investments. The legislation effectively taxes Massachusetts based insurers at rates levied equal with out-of-state insurers. Prior to the legislation, Massachusetts was the only state in the nation to tax domestic insurers at higher rates than charged to non-domestic insurers. If the overall $200 million goal is attained, all domestic insurers will benefit from the lower tax rate. The Company is currently analyzing the potential benefits of participating in this program.

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

	Significant changes in the utilization of the C.A.R. private passenger pooling mechanism are not expected for 1999. Various C.A.R. participation formula changes have been fully implemented since 1993 with only minor changes since then. The Company's strategy has been to voluntarily retain more of the types of private passenger automobile business that are factored as credits favorably impacting the utilization formula. As a result of increased voluntary retention, the credits impacting the utilization formula have favorably affected the Company's participation ratio. The Company estimates its private passenger automobile participation ratio in C.A.R. to be approximately 16.7% at December 31, 1998. This ratio is several percentage points below the Company's estimated 21.6% share of the Massachusetts personal automobile market. The Company continues to expect the marketplace to make minor yearly adjustments to find the optimum balance between voluntary and ceded writings.

	The percentage of commercial automobile premiums ceded to C.A.R. by the industry has decreased to a Company estimate of 21% in 1998. The percentage of commercial automobile business ceded to C.A.R. by the Company, is approximately 19%. C.A.R. depopulation, coupled with C.A.R. rate increases for ceded commercial business, have led to a reduction in the size of the annual commercial automobile deficits. The Company intends to continue to respond to the incentives and disincentives provided by C.A.R. rules as deemed necessary and appropriate.

	The Company provides a separate rating tier for preferred commercial automobile business through Citation. Approximately 22% of the commercial automobile premiums produced by its voluntary agents in 1998 were written by Citation. The Company expects that this secondary rating tier will continue to assist the Company in retaining its better commercial automobile accounts, while also further increasing the percentage of commercial automobile business that can be retained voluntarily by the Company in 1999 and beyond.











6
<page



	Beginning in the latter part of 1995, the Company began to actively pursue affinity group marketing programs. The primary purpose of affinity group marketing programs is to provide participating groups with a convenient means of purchasing private passenger automobile insurance through associations and employee groups. Emphasis is placed on writing larger affinity groups, although accounts with as few as 25 participants are considered. Affinity groups are eligible for rate discounts which must be filed annually with the Division of Insurance. In general, the Company looks for affinity groups with mature/stable membership, favorable driving records and below average turnover ratios. Participants who leave the sponsoring group during the term of the policy are allowed to maintain the policy until expiration. At expiration, a regular Commerce policy may be issued at the insured's option.

	During the latter part of 1995, Commerce signed affinity group marketing agreements with the five American Automobile Association Clubs of Massachusetts ("AAA clubs") offering a 10% discount on private passenger automobile insurance to the clubs' members who reside in Massachusetts. In 1997, two AAA clubs were consolidated, therefore leaving only four clubs. In 1998, primarily as a result of four consecutive private passenger rate reductions, the Company reduced the AAA clubs discount from 10% to 6%. In 1999, the same 6% percent AAA club discount was approved for policies effective as of January 1, 1999. The AAA clubs discount can be combined with safe driver deviations for up to a 13.5% reduction from the 1999 state mandated rates. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and has been the primary reason for a 43.2% increase in the number of personal automobile exposures written by Commerce since year-end 1995. As expected, this increase leveled off in 1998 as evidenced by the 1.9% increase in personal automobile exposures as compared to increases of 8.3% in 1997 and 29.8% in 1996. In 1998, total direct premiums written attributable to the AAA group business were $457,430 or 57.3% of the Company's total direct premiums written (68.7% of the Company's total Massachusetts personal automobile premium), an increase of 8.1% over 1997. Total exposures attributable to the AAA clubs group business were 547,100 or 67.6% of total Massachusetts personal automobile exposures in 1998, an increase of 25,002 or 4.8% over 1997. Of the total Massachusetts automobile exposures written by the Company, approximately 11% were written through insurance agencies owned by the AAA clubs. The remaining 89% were written through the Company's network of independent agents.

	Initially, the Massachusetts statute governing group marketing programs required that 35% of the eligible members must participate in a group marketing program within one year. Accordingly, Commerce, in coordination with the AAA clubs, aggressively pursued AAA members for the AAA Affinity Group Marketing Program. At December 31, 1996, Commerce had achieved the objective of writing more than 35% of the AAA members within the first year, as over 300,000 AAA members joined the program. The particular portion of the statute, dealing with achieving the 35% penetration level in one year, was amended by the Massachusetts Legislature in early 1997 to allow two years to reach the required penetration level. This requirement has subsequently been waived by the Massachusetts Legislature for 1998 and 1999. Waiving the penetration requirements allows insurance companies to continue offering group discounts without reaching the 35% level. The waiver of penetration requirements cannot be predicted for years beyond 1999.

	Commerce and the AAA clubs have agreed that Commerce shall be their exclusive underwriter of Massachusetts personal automobile group programs. This contract may be terminated by the AAA clubs upon written notice to Commerce, whose termination shall take effect at a minimum of three years from notice of termination.













7
<page



	The Company previously announced that it had entered into an agreement with, and purchased software known as Series III, from Policy Management Services Corporation ("PMSC") to allow for development of internal operating systems to enable the Company to first process policies in states outside of Massachusetts and eventually to replace the Company's systems for Massachusetts business. Although the Company began writing business in Rhode Island in early 1998 on the Series III system, in early 1999 the Company stopped work on all development. The Company is currently in the process of negotiating with PMSC as to the future continuation of the Series III system. Costs to date for this effort have been approximately $47.0 million, of which $18.4 million is applicable to 1998. Funds expended to date included the purchase of a main frame computer, license fees and the costs associated with programming, implementation and training. The vast majority of these costs were expensed as incurred.

	Underwriting profit margins are reflected by the extent to which the combined ratio is less than 100%. This ratio is considered the best simple index of current underwriting performance of an insurer. During the five-year period ended December 31, 1998, the property and casualty industry's combined ratio, as reported by A.M. Best and weighted to reflect the Company's product mix ("weighted industry average"), has ranged from a low of 100.1% in 1997 to a high of 103.0% in 1994 on a statutory accounting principles basis. During this same period of time, the Company's combined ratio has consistently remained below the weighted industry average, ranging from as low as 91.0% in 1995 to a high of 98.1% in 1998. On an average basis, the Company's combined ratio was 95.1% for the five year period ended December 31, 1998 compared to a weighted industry average of 102.0%.

	The Company's total revenues were supplemented in fiscal 1998, 1997 and 1996 by net investment income of $86,501, $80,972 and $77,402 respectively. Additionally, the Company had realized investment gains (losses) of $6,769, $22,770 and ($7,574) in 1998, 1997 and 1996,
respectively.


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

	In December 1996, a United States District Court, acting on a suit filed in October 1996, ordered the Massachusetts Division of Insurance to disregard the existing ban on bank sales of life, health and accident insurance. The decision cited U.S. Supreme Court decisions in the Barnett and VALIC cases that essentially preempt the State of Massachusetts ban on the licensing of bank-owned insurance agencies.
Also, in December 1996, a bill was filed in the Massachusetts
Legislature that would allow certain banks to become licensed agents of an insurance company or brokers of insurance, permitting such things as the sale of insurance products in distinctly designated bank branch areas separate and apart from retail deposit areas. The Company is unable to predict the possible impacts of these issues at this time.




8
<page



	Various forms of automobile insurance reform are continuously debated in the Massachusetts Legislature. New regulations and legislation are often proposed with the goal of reducing the need for premium increases. For further details, please refer to the general discussion on insurance regulation and premium rates beginning on page 4.


Personal Automobile Insurance

	As previously mentioned, beginning in 1995, the Company received approval for affinity group discounts to members of the AAA clubs. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public. The Company increased its Massachusetts private passenger automobile insurance exposures by 1.9% in 1998 primarily as a result of this program, ending the year with approximately 21.6% of the Massachusetts private passenger automobile market.

	Since 1996, the Company has been granted approval to offer its Massachusetts customers safe driver deviations to drivers with Safe Driver Insurance Plan ("SDIP") classifications of either Steps 9 or 10. Safe driver deviations are rate discounts based on the customers driving record and resulting SDIP classification. Steps 9 and 10 are the two best driver SDIP classifications in Massachusetts, representing drivers with no at fault accidents and not more than one minor moving vehicle violation in the last six years. In January 1999, in response to the average personal automobile rate decisions over the last several years, the Company filed for and ultimately received approval to offer SDIP deviations of 8% for Step 9 and 3% for Step 10 for the 1999 calendar year. At December 31, 1998, 68.7% of the Company's exposures were eligible for either Step 9 or Step 10 deviations. For drivers that qualify, the Company's 1999 affinity group automobile discounts and SDIP deviations can be combined for up to a 13.5% (Step 9) and 9.8% (Step 10) reduction from the state mandated rates. This can be compared to the SDIP deviations of 15% for Step 9 and 4% for Step 10 SDIP classifications for the 1998 calendar year. For drivers that qualified, the Company's 1998 affinity group automobile discounts and SDIP deviations could be combined for up to a 20.1% (Step 9) and 9.8% (Step
10) reduction from the state mandated rates.

	In November 1997, the Company received state regulatory approval to implement an installment fee of $3.00 on each invoice, following the down payment, for all personal lines policies with effective dates of January 1, 1998 and beyond. As a result of this change, premium finance and service fees increased $6,366 or 90.0% in 1998. Previously, for 1997 and 1996, the Company had utilized a "late fee" system.

Risk-Based Capital

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













9
<page



	The RBC model formula proposes four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC falls. The first level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level (as defined by the NAIC) requires an insurer to submit a plan containing corrective actions and permits the Commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level (as defined by the NAIC) allows the regulator to rehabilitate or liquidate an insurer in addition to the aforementioned actions if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level (as defined by the NAIC) which requires the regulator to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount. The Company's subsidiaries, Commerce, Citation and Commerce West, have RBC amounts at December 31, 1998 of $71 million, $2 million and $3 million, respectively, and they have statutory surplus of approximately $470 million, $93 million and $25 million, respectively. The statutory surplus of Commerce, Citation and Commerce West at December 31, 1998 exceeded the RBC Company Action Levels of $142 million, $4 million and $6 million, respectively, by approximately $328 million, $89 million and $19 million, respectively. The Company's new acquisition, ACIC, has RBC amounts at December 31, 1998 of $15 million and they have statutory surplus of approximately $90 million. The statutory surplus of ACIC at December 31, 1998, exceeded the RBC company action levels of $30 million by approximately $60 million.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

	Direct premiums written during 1998 increased $28,209, or 3.7% to $796,858 as compared to 1997. The increase was primarily attributable to a $26,157, or 4.0% increase in direct premiums written for personal automobile insurance to $687,232. This increase was the result of a $30,239 or 4.8% increase in direct premiums written for Massachusetts personal automobile insurance offset by a $4,082 or 14.9% decrease in California personal automobile written premiums. The decrease in California personal automobile direct premiums written resulted primarily from the increasingly competitive personal automobile market that has witnessed several new entrants since 1997. The increase in Massachusetts personal automobile direct premiums written resulted primarily from an increase of 4.5% in the number of personal automobile physical damage exposures written (Massachusetts personal automobile exposures written with liability coverage increased 1.9%), coupled with a 13.3% increase in average rates for personal automobile physical damage exposures. The impact of this was partially offset by a 3.2% decrease in the average rates for liability exposures. These results were primarily the result of the changes to the Company's affinity group marketing programs, safe driver rate deviations and the effect of the 1998 state mandated average rate decrease of 4.0%. The combination of these factors resulted in a 2.6% increase in the average personal automobile premium (each vehicle insured). Despite the 1998 state mandated average rate decrease of 4.0%, the Company's increase in the average personal automobile premium per exposure was primarily due to the fact that the rate decision does not anticipate purchases of new automobiles in the year in which the rate decision applies, the Company's mix of personal automobile business differs from that of the industry and the factors mentioned previously. In 1998, the Company offered its customers safe driver deviations of 15% to drivers with SDIP classifications of Step 9 and 4.0% for Step 10 (10% for both Steps 9 and 10 in 1997).

	The AAA affinity group discount for 1998 was established at 6.0% (10% in 1997). In 1998, for drivers who qualified, the Company's group discount and safe driver deviations could be combined for up to a 20.1% reduction from state mandated rates.

	Direct premiums written for commercial automobile insurance decreased by $772 or 2.1%, due primarily to a decrease of approximately 0.2% in the number of policies written, and a 1.9% decrease in the average commercial automobile premium per policy. Direct premiums written for homeowners insurance (excluding the Massachusetts FAIR Plan) increased by $2,862, or 5.2% due primarily to a 1.6% increase in the number of policies written and a 3.6% increase in the average premium per policy.





10
<page



	Net premiums written during 1998 increased $3,547, or 0.5% as compared to 1997. The increase in net premiums written was due to the growth in direct premiums written as described above, offset by increased levels of coverage provided by non-automobile reinsurance treaties resulting in an increase of ceded premiums. Written premiums assumed from C.A.R. decreased $1,887, or 2.5% and written premiums ceded to C.A.R. decreased $1,381 or 1.9% as compared to 1997, both as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance. Premiums ceded to reinsurers other than C.A.R. increased $24,151 or 75.0% as compared to 1997 as a result of the changes to reinsurance mentioned previously.

	Earned premiums increased $15,123 or 2.1% during 1998 as compared to 1997. The increase was primarily attributable to a $32,407 or 5.2% increase in earned premiums for Massachusetts personal automobile insurance offset by a $7,115 decrease in earned premiums for homeowners insurance, a $3,803 or 9.3% decrease in earned premiums for commercial automobile insurance, a $3,481 or 12.3% decrease in earned premiums for California personal automobile insurance and a $2,885 or 29.4% decrease in earned premiums for all other than automobile lines. Earned premiums were impacted by increased levels of coverage provided by non-automobile reinsurance treaties which took effect during the 2nd half of 1998. Earned premiums assumed from C.A.R. decreased $7,149 or 8.6% during 1998 compared to 1997. Earned premiums ceded to C.A.R. decreased $3,594 or 5.0% during 1998 compared to 1997.

	Net investment income increased $5,529 or 6.8%, compared to 1997, principally as a result of an increase in average invested assets (at cost). Net investment income as a percentage of total average investments was 7.0% in 1998 compared to 6.8% in 1997. Net investment income after tax as a percentage of total average investments was 5.7% in 1998 compared to 5.5% in 1997. The increase was primarily the result of increased dividends received on common and preferred stocks.

	Premium finance and service fees increased $6,366 or 90.0% during 1998. The increase was primarily attributable to the Company receiving state regulatory approval to charge a $3.00 installment on each invoice following the down payment for all personal lines policies with effective dates of January 1, 1998 and beyond. Previously, in 1996 and 1997, the Company had utilized a "late fee" system.

	The market value of the Company's investment portfolio totaled $1,257,900, at December 31, 1998 compared to $1,242,695 at December 31,
1997. Management's investment philosophy is to emphasize investment yield while maintaining investment quality. Fixed maturities comprised 49.2% of the portfolio at December 31, 1998 compared to 47.5% at December 31, 1997. Equity investments comprised 38.3% at December 31, 1998 compared to 26.3% at December 31, 1997. Cash and short-term investments comprised 6.0% at December 31, 1998 compared to 19.2% at December 31, 1997. The decrease in cash and short-term investments and increase in equity investments was partially driven by the Company's previously announced change in investment strategy. The Company is seeking greater flexibility to provide for enhanced potential future capital appreciation. The Company's strategy is to acquire equity investments, including potential acquisitions, which forgo current investment yield in favor of potential higher yielding capital appreciation in the future.

	The market value of fixed maturities, which totaled $619,267 at December 31, 1998, is comprised of 81.8% tax-exempt and 18.2% taxable investments as compared to total fixed maturities of $590,597, comprised of 69.3% tax-exempt and 30.7% taxable investments at December 31, 1997. The market value of equity investments, which totaled $481,386 at December 31, 1998, is comprised of 41.0% preferred stocks and 59.0% common stocks as compared to total equity investments of $326,588, comprised of 45.5% preferred stocks and 54.5% common stocks at December 31, 1997. The increase in equity investments was primarily attributable to a change in the mix of investments resulting primarily from the maturity of Government National Mortgage Association ("GNMA") mortgage-backed bonds and the redeployment of cash and short-term investments to higher yielding preferred stock mutual funds which are classified as common stocks. Of the common stock portfolio $172,455 or 60.7% of the balance, is comprised of preferred stock mutual funds and $111,506 or 39.3% of pure common stocks.




11
<page



	Gross realized gains and losses on fixed maturity investments totaled $99 and $2,903, respectively, for the year ended December 31, 1998 compared to gross realized gains and losses on fixed maturity investments of $4,306 and $2,887, respectively, for the year ended December 31, 1997. Gross realized gains and losses on preferred stocks totaled $369 and $1,096, respectively, for the year ended December 31, 1998 compared to gross realized gains and losses on preferred stocks of $2,688 and $2,682, respectively, for the year ended December 31, 1997. Gross realized gains on common stocks amounted to $9,313 for the year ended December 31, 1998 compared to gross realized gains on common stocks of $21,440 for the year ended December 31, 1997.

	Net realized investment gains totalled $6,769 during 1998 as compared to net realized investment gains of $22,770 for 1997. A significant portion of the net realized gains in 1998 were the result of sales of common stocks partially offset by net realized losses in the sales of non-taxable bonds, preferred stocks and in the maturity of GNMA's, all as detailed in the preceding paragraph. A significant portion of the realized gains in 1997 were primarily the result of a merger of a major New England financial corporation and its property and casualty subsidiary. The merger election and exchange of stock coupled with subsequent post merger sales of this corporation's common stock resulted in realized investment gains of $18,968. Also included were realized gains on mortgage activity of $321 in 1998 compared to realized losses of $95 in 1997 and realized investment gains in the Conning Insurance Limited Partnership of $666 in 1998 compared with none in 1997.

	Gross unrealized gains and losses on fixed maturity investments totaled $21,381 and $2,596, respectively, at December 31, 1998 compared to $24,190 and $377, respectively, at December 31, 1997. The unrealized gains on fixed maturities decreased despite increased fixed maturity holdings and declining interest rates in 1998. Gross unrealized gains and losses on preferred stocks totaled $2,706 and $5,551, respectively, at December 31, 1998 compared to $1,599 and $1,235, respectively at December 31, 1997. Gross unrealized gains and losses on common stocks totaled $24,721 and $2,120, respectively, at December 31, 1998 compared to $17,888 and $170, respectively, at December 31, 1997. The Company also recognized gross unrealized gains in the Conning Insurance Limited Partnership of $375 in 1998 compared with none in 1997.

	Losses and loss adjustment expenses ("LAE") incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") was 71.6% in 1998 as compared to 71.4% in 1997. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile was 61.4% in 1998 compared to 61.3% in 1997. Although the personal automobile pure loss ratio remained stable, various components impacted the ratio, primarily in the bodily injury area. Redundancies from prior year losses realized in the current year, relating to bodily injury claims, were approximately $18.0 million less in 1998, as compared to 1997. Approximately $11.0 million of this amount was attributable to voluntary personal automobile bodily injury loss reserves and $7.0 million to fewer redundancies from C.A.R. assumed reserves. The decreased redundancies, however, were offset by better current year experience, also primarily in the personal automobile bodily injury area. This improvement was primarily the result of improved severity of bodily injury claims coupled with slightly improved claim frequency. The commercial automobile pure loss ratio increased to 52.3% in 1998 compared to 45.4% in 1997. For homeowners, the pure loss ratio was 31.0% in 1998 compared to 48.2% in 1997. This decrease was due to favorable weather conditions during 1998 as compared to normal weather conditions experienced during 1997, coupled with favorable development in the homeowners liability area. The LAE component of the loss ratio was primarily impacted by an increase of approximately $3.2 million in computer service expenses, relating to the Year 2000 and PMSC projects, offset by a decrease of management incentive plan expenses.
On a consolidated financial statement basis, total expenses related to the Company's management incentive plan included in losses and loss adjustment expenses were $10,093 lower in 1998 as compared to 1997. Of this decrease, $3,112 benefited the insurance companies with the remainder benefiting corporate expenses. Corporate expenses are not included in the calculation of the Company's statutory loss ratio. The decrease in the Company's management incentive plan expenses was primarily driven by the average decrease in the market price of the Company's common stock which directly impacts plan expenses.




12
<page



	Policy acquisition costs expensed increased by $8,943 or 4.8% in 1998, compared to an increase of $6,478 or 3.6% in 1997. The increase in policy acquisition costs was primarily due to higher contingent commission accruals, and higher computer service expenses relating to the Year 2000 and PMSC projects, both offset by lower expenses relating to the Company's management incentive plan. Specifically, total expenses related to the Company's management incentive plan included in policy acquisition costs were $8,764 lower in 1998 as compared to 1997. Of this decrease, $3,052 benefited the insurance companies with the remainder benefiting corporate expenses. Corporate expenses are not included in the calculation of the statutory underwriting expense ratio. The decrease in the Company's management incentive plan expenses was primarily driven by the average decrease in the market price of the Company's common stock which directly impacts plan expenses. As a percentage of net premiums written, underwriting expenses for the insurance companies (on a statutory basis) were 26.5% during 1998 as compared to 25.1% for 1997.

	The Company's effective tax rate was 22.5% and 24.7% for the years ended December 31, 1998 and 1997, respectively. The decrease was primarily attributable to higher dividends on preferred and common stock coupled with less realized capital gains during 1998 as compared to 1997. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends deduction comprising a greater portion of net earnings before taxes.

	Net earnings increased to $96,492, during 1998 as compared to $96,215 in 1997 and operating earnings, which exclude the after-tax impact of net realized investment gains, increased $10,677 or 13.1% to $92,092 during 1998 as compared to $81,415 in 1997, both as a result of the factors previously mentioned.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

	Direct premiums written during 1997 increased $36,826, or 5.0% to $768,649 as compared to 1996. The increase was primarily attributable to a $38,223, or 6.1% increase in direct premiums written for personal automobile insurance to $661,077. This increase was the result of a $38,109 increase in direct premiums written for Massachusetts personal automobile insurance and an increase of $114 which was derived from the Company's California subsidiary, Commerce West. The increase in Massachusetts personal automobile direct premiums written resulted primarily from an increase of 8.3% in the number of personal automobile exposures written, offset by a 1.8% decrease in the average personal automobile premiums written per exposure (each vehicle insured). This was primarily the result of the Company's affinity group marketing programs, safe driver rate deviations and the effect of the 1997 state mandated average rate decrease of 6.2%. In 1997, the Company offered its customers safe driver deviations of 10% to drivers with SDIP classifications of either Step 9 or 10. For drivers who qualify, the Company's group discount and safe driver deviations could be combined for up to a 19.0% reduction from state mandated rates. Direct premiums written for commercial automobile insurance decreased by $3,363 or 8.3%, due primarily to a decrease of approximately 6.7% in the number of policies written, with the remainder due to a decrease in the average commercial automobile premium per policy. Direct premiums written for homeowners insurance (excluding the Massachusetts FAIR Plan) increased by $2,329, or 4.4% due primarily to an increase in the number of policies written.

	Net premiums written during 1997 increased $29,931, or 4.2% as compared to 1996. The increase in net premiums written was due to the growth in direct premiums written as described above, offset by the effects of reinsurance. Written premiums assumed from C.A.R. decreased $17,172, or 18.3% and written premiums ceded to C.A.R. decreased $11,045 or 13.3% as compared to 1996, both as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance.
Premiums ceded to reinsurers other than C.A.R. increased $901 or 2.9% as compared to 1996.








13
<page



	Earned premiums increased $61,781 or 9.2% during 1997 as compared to 1996. The increase in earned premiums was primarily due to changes in 1997 and 1996 direct and net premiums written including the increase in direct premiums written attributable to group marketing programs during the latter part of 1996 and in 1997, as previously mentioned. Earned premiums assumed from C.A.R. decreased $9,602 or 10.4% during 1997 compared to 1996. Earned premiums ceded to C.A.R. decreased
$14,000 or 16.3% during 1997 compared to 1996. Earned premiums attributable to Commerce West increased $531 to $28,159 for 1997 compared to 1996.

	Net investment income increased $3,570 or 4.6%, compared to 1996, principally as a result of an increase in average invested assets (at cost). Net investment income as a percentage of total average investments was 6.8% in both 1997 and 1996. Net investment income after tax as a percentage of total average investments was 5.5% in 1997 compared to 5.6% in 1996.


	Premium finance and service fees decreased $2,639 or 27.2% during 1997. The decrease was primarily attributable to a change from interest based finance fees to a "late payment" based system for personal lines policies with effective dates of January 1, 1996 and forward. The change was initiated in direct response to competitive forces that occurred in the Massachusetts marketplace. In 1997, the Company received state regulatory approval to charge a $3.00 installment on each invoice following the down payment for all personal lines policies with effective dates on or after January 1, 1998.

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

	The market value of the fixed maturities, which totaled $590,597 at December 31, 1997, is comprised of 69.3% tax-exempt and 30.7% taxable investments as compared to total fixed maturities of $716,702, comprised of 68.5% tax-exempt and 31.5% taxable investments at December 31, 1996. The market value of equity investments, which totaled $326,588 at December 31, 1997, is comprised of 45.5% preferred stocks and 54.5% common stocks as compared to total equity investments of $233,721, comprised of 63.2% preferred stocks and 36.8% common stocks at December 31, 1996. The increase in equity investments and decrease in fixed maturities at December 31, 1997 compared to December 31, 1996 was primarily attributable to a change in the mix of investments from municipal and government bonds and GNMA mortgage-backed bonds to higher yielding preferred stock mutual funds which are classified as common stocks. Of the common stock portfolio approximately two-thirds of the balance is comprised of preferred stock mutual funds versus pure common stocks.













14
<page



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

	Gross unrealized gains and losses on fixed maturity investments totalled $24,190 and $377, respectively, at December 31, 1997 compared to $17,890 and $1,699, respectively, at December 31, 1996. The unrealized gains on fixed maturities increased, despite fewer fixed maturity holdings, as a result of the favorable bond market in 1997. Gross unrealized gains and losses on preferred stocks totaled $1,599 and $1,235, respectively, at December 31, 1997 compared to $2,034 and $2,837, respectively, at December 31, 1996. Gross unrealized gains and losses on common stocks totaled $17,888 and $170, respectively, at December 31, 1997 compared to $20,305 and $187, respectively, at December 31, 1996.

	Losses and LAE incurred as a percentage of insurance premiums earned ("loss and LAE ratio") was 71.4% in 1997 compared to 70.9% in 1996. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile decreased to 61.3% in 1997 compared to 63.9% in 1996. The commercial automobile pure loss ratio decreased to 45.4% in 1997 compared to 46.7% in 1996. For homeowners, the pure loss ratio decreased to 48.9% in 1997 compared to 72.4% in 1996. The overall decrease to the homeowner pure loss ratio for 1997 was due to more normal weather conditions during 1997 as compared to the severe weather experienced during the first half of 1996, coupled with favorable development in the homeowners liability area. For further discussion refer to Note E in the Consolidated Financial Statements.

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

	The Company's effective tax rate was 24.7% and 19.6% for the years ended December 31, 1997 and 1996, respectively. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends deduction. The higher 1997 effective tax rate was primarily due to tax-exempt interest comprising a lesser percentage of net income before taxes and more realized gains in 1997 than in 1996.

	Net earnings increased $22,251 or 30.1% to $96,215, during 1997 as compared to $73,964 in 1996 and operating earnings increased $2,528 or 3.2% to $81,415 as compared to $78,887 in 1996 both as a result of the factors previously mentioned.


15
<page



Liquidity and Capital Resources
	The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page 25 and the Consolidated Statements of Cash Flows on pages 28 and 29. Stockholders' equity increased by $55,989, or 8.6%, in 1998 as compared to 1997. Growth stemmed from $96,492 in net earnings partially offset by changes in net unrealized losses, net of income taxes (known as Other Comprehensive Income), on fixed maturities and preferred and common stocks of $1,937 and dividends paid to stockholders of $38,566. Total assets at December 31, 1998 increased to $1,755,983 as compared to total assets of $1,754,753 at December 31, 1997. Although total assets remained virtually unchanged, certain asset categories changed considerably during 1998 as reflected in an increase of invested assets of $15,205, or 1.2%, an increase in deferred policy acquisition costs of $3,495 or 4.1%, and an increase in receivable from reinsurers of $18,517, or 101.9%, offset by a decrease in residual market receivable of $27,579 or 15.3% and a decrease in all other assets of $8,408 or 3.7% as compared to December 31, 1997. The increase in receivable from reinsurers was primarily a result of increased levels of coverage provided through the new other than automobile quota share reinsurance treaty which the Company implemented July 1, 1998. The new quota share contract provides for a 75% cession of other than automobile property and liability premium and related losses. This contract replaced the former contract which provided for a 49% cession of other than automobile property premium, a 45% cession of related losses and an excess loss component providing 100% of reimbursement of property losses in excess of $125 up to $1,000. The decrease in residual market receivable was primarily attributable to lower case reserves ceded to C.A.R. in 1998, as compared to 1997.

	The Company's fixed maturity portfolio is comprised of GNMAs (18.2%) and municipal bonds (81.8%). Of the Company's bonds, 100.0% are rated in either of the two highest quality categories provided by the National Association of Insurance Commissioners ("NAIC"). As of December 31, 1998, the market value of the Company's fixed maturity portfolio exceeded its book value by $18,785 ($12,210 after taxes, or $0.34 per share). At December 31, 1997 the market value of the Company's fixed maturity portfolio exceeded its book value by $23,813 ($15,478 after taxes, or $0.43 per share). At December 31, 1998, the cost of the Company's preferred stocks exceeded market value by $2,845 ($1,849 after taxes, or $0.05 per share). At December 31, 1997, the market value of preferred stocks exceeded cost by $364 ($237 after taxes, or $0.01 per share). At December 31, 1998, the market value of the Company's common stocks exceeded cost by $22,601 ($14,691 after taxes, or $0.41 per share). At December 31, 1997, the market value of common stocks exceeded cost by $17,718 ($11,517 after taxes, or $0.32 per share).

	Preferred stocks increased $48,926 or 32.9% and common stocks (primarily composed of closed-end preferred stock mutual funds) increased $105,872 or 59.4%, during 1998 primarily as a result of the Company's previously announced change in investment strategy. The Company's strategy is to acquire equity investments, including potential acquisitions, which forego current investment yield in favor of future potentially higher yielding capital appreciation. As a result of these increases to preferred and common stocks, the Company is now carrying $75,912 million in cash and short-term investments which is a decrease of $162,976 or 68.2% as compared to December 31, 1997.















16
<page



	The Company's liabilities totalled $1,050,198 at December 31, 1998 as compared to $1,104,957 at December 31, 1997. Loss and loss adjustment expense reserves comprised 56.8% of the Company's liabilities at December 31, 1998 compared with 58.8% at December 31, 1997. Unearned premiums comprised 37.3% of the Company's liabilities at December 31, 1998 compared with 34.4% at December 31, 1997. All other liabilities comprised 5.9% of the Company's liabilities at December 31, 1998 compared with 6.8% at December 31, 1997. Although unearned premium and contingent commission liabilities increased $11,825 or 3.1% and $8,206 or 59.2%, respectively, the $54,759 or 5.0%, decrease in total liabilities was primarily due to decreases of $52,477 or 8.1%, in losses and loss adjustment expense reserves, $8,269 or 51.4%, to income tax liabilities and $14,044 or 30.6%, to all other liabilities. The decrease in the liability for loss and loss adjustment expenses is attributed primarily to better current year underwriting results coupled with increased net loss payments during 1998, as described below.
However, $17,353 of the $52,477 decrease in the liability for loss and loss adjustment expenses relates to the decrease in losses and loss adjustment expense receivable from the residual market. The increase in unearned premiums primarily resulted from the increase in Massachusetts personal automobile direct premiums written and the expected seasonality impact of policy effective dates.

	The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sales of investments as reflected in the Consolidated Statements of Cash Flows on pages 28 and 29. The discussion of these items can be found under "Year Ended December 31, 1998 Compared to Year Ended December 31, 1997", herein.

	The Company's operating activities provided cash of $65,324 in 1998 as compared to $80,006 in 1997. These cash flows were primarily impacted by the fact that while premiums collected increased $34,009 or 4.7% in 1998 as compared to an increase of $51,847 or 7.7% in 1997, losses and LAE paid increased $56,531 or 11.0% in 1998 as compared to an increase of $87,589 or 20.4% in 1997 and policy acquisition costs paid decreased $11,142 or 5.6% in 1998 as compared to a decrease of $2,911 or 1.4% in 1997. The increase in premiums was primarily the result of higher physical damage exposures written, coupled with average rate increases in the physical damage side of the business. The impact of this was partially offset by slight decreases in the average rates for liability exposures. However, this impact was reduced with the slight increases of liability exposures written. Federal income tax payments increased $13,368 or 61.2% in 1998 as compared to an increase of $4,883 or 28.8% in 1997 due to additional payments made in 1998 applicable to prior years.

	The increase in net losses and LAE paid, which includes the change in the losses and LAE liability, resulted primarily from a decrease in the loss and loss adjustment expense liability. Additionally, direct payments on automobile liability claims increased $29,400 or 11.7%. The remaining amount is primarily the result of increased payments for the management incentive compensation plan and computer services expenses associated with claims coupled with increased payments assumed from C.A.R. Offsetting this, claim payments for other than automobile lines of business, after reinsurance, decreased in the first half of 1998 versus 1997. The increase in automobile liability loss payments was primarily attributable to two factors: increased payments for bodily injury claims and increased payments for property damage liability claims. The liability payments were higher primarily due to increased business writings coupled with continued efforts in the claims department to accelerate the claims settlement process in an effort to reduce the overall cost and potential build-up of bodily injury claims in the long run, as well as to reduce the overall number of open liability claims.








17
<page



	The net cash flows used in investing activities were primarily the result of purchases of fixed maturities and equity securities offset by a net decrease in short-term investments and by proceeds from the sale and maturity of fixed maturities and equity securities. Investing activities were funded by accumulated cash and cash provided by operating activities during 1998 and 1997.

	Cash flows used in financing activities totaled $38,566 during 1998 compared to $37,611 during 1997. The 1998 cash flows used in financing activities consisted exclusively of dividends paid to stockholders. The 1997 cash flows used in financing activities consisted of $37,124 in dividends paid to stockholders and $487 used to purchase 20,000 shares of Treasury Stock under the Company's stock buyback program. There were no Treasury Stock purchases in 1998.

	The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. The carrying value (at market) of total investments at December 31, 1998 was $1,257,900. At December 31, 1998, the Company held cash and cash equivalents of $72,243 and short-term investments of $3,669. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company also relies upon dividends from its subsidiaries for its cash requirements. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders may, within certain limitations, pay such dividends and then file a report with the Commissioner. Dividends in excess of these limitations are called extraordinary dividends. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards to policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 1998, 1997 and 1996.

	Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns, to optimize tax planning and to realize gains. This practice will continue in the future.

	Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's statutory premiums to surplus ratio was 1.32 to 1.00, 1.43 to 1.00, and
1.53 to 1.00 for the years ended December 31, 1998, 1997 and 1996, respectively.

	The Company's long-term growth objective has been to expand its writings outside of Massachusetts. In continued pursuit of this objective Commerce has become licensed in the states of Connecticut, Rhode Island, Vermont and New Hampshire and Maine.

	In keeping with the Company's long-term growth objective to expand outside Massachusetts, the Company has also monitored potential acquisition opportunities of smaller automobile insurance companies that are in need of capital, have established management in place and present significant growth opportunities in their market areas. This objective has been exemplified by the 1995 acquisition of Commerce West, a personal automobile insurer, located in Pleasanton, California and, most recently, by the Company's formation of a joint venture (ACIC Holding
Co., Inc.) in November 1998, and the subsequent acquisition, in January 1999, of ACIC, located in Columbus, Ohio.

	ACIC writes automobile and homeowners insurance solely through 38 AAA automobile clubs. Commerce and AAA SNE intend that ACIC will retain its management team and staff and continue to have its principle office in Columbus, Ohio.






18
<page



	In early 1999, Commerce, a subsidiary of the Company, invested $90.8 million in the joint venture (ACIC Holding Co., Inc.) to fund the ACIC acquisition and to capitalize the joint venture that is owned together with AAA SNE. Of this $90.8 million, Commerce invested $90 million in the form of preferred stock and an additional $800 representing its 80% common stock ownership. The terms of the preferred stock call for quarterly cash dividends at the rate of 10% per annum. AAA SNE invested $200 representing its 20% common stock ownership. Commerce intends to consolidate ACIC Holding Co., Inc. and it's wholly-owned subsidiary, ACIC, for financial reporting purposes. Since 1995, Commerce has maintained an affinity group marketing relationship with AAA Insurance Agency, Inc., a subsidiary of AAA SNE. AAA Insurance Agency, Inc. has been an agent of Commerce since 1985.


Internal Software Development Project with PMSC

	The Company previously announced that it had entered into an agreement with, and purchased software, known as Series III, from Policy Management Services Corporation ("PMSC") to allow for development of internal operating systems to enable the Company to first process policies in states outside of Massachusetts and eventually to replace the Company's systems for Massachusetts business. Although the Company began writing business in Rhode Island in early 1998 on the Series III system, in early 1999 the Company stopped work on all development. The Company is currently in the process of negotiating with PMSC as to the future continuation of the Series III system. Costs to date for this effort have been approximately $47.0 million, of which $18.4 million is applicable to 1998. Funds expended to date included the purchase of a main frame computer, license fees and the costs associated with programming, implementation and training. The vast majority of these costs were expensed as incurred.


Year 2000 Compliance

	The year 2000 issue exists primarily because most computer programs were originally coded to recognize only the last two digits in the date field. If not addressed and corrected, many systems could fail and produce erroneous results. The impact of this could lead to a material adverse impact upon the Company's business including policy and claims processing. As a result, considerable effort has taken place to assess the impact and determine whether to replace and/or reprogram the systems in order for the systems to distinguish the intended year. The Company subsequently initiated the Century Change project to address all internal/external systems, software, agents, third parties and vendors in dealing with year 2000 compliance.

	The Century Change project, enlisting both a redeployment of internal resources and additional external consultant resources, involved the development of a formal plan to address the Year 2000 problem and has progressed in accordance with that plan. The Company's plan, which was designed to, and is proceeding so as to, avoid any material adverse business production issues, organized corporate systems into four sub-categories: Data Exchange, AS400 Systems/Programs, PC Applications and PC Based Vendor Purchased Application Software. Different sub-plans were established for each category with the same Year 2000 objective in mind. As a result of this effort, the majority of the programming changes dealing with policy issuance, claims processing and maintenance have been completed as of October 1998. Other internal changes are expected to be completed in accordance with specified delivery dates as outlined in the plan. Looking forward, the project has and will continue to move into the testing phases of the plan which will primarily conclude at the end of second quarter 1999.











19
<page



	The Company has reviewed the Century Change status of vendors who perform outside processing, those whose software the Company uses for internal processing and those third parties with whom the Company does significant business. Accordingly, the Company has recognized that year 2000 non-compliance could materially adversely affect the financial position, results of operations and cash flows of the Company. As a result, the Company has contacted all significant related third parties in an effort to determine year 2000 compliance. This program includes sending out questionnaires to our major business partners, including our agents, regarding their year 2000 readiness. Based on the responses received to date, the Company does not anticipate any material impact on its operations or financial condition. If there are instances where the Company ascertains a potential non-compliance, the Company will seek alternative year 2000 compliant third parties. This process is on-going and the Company has started to conduct system testing, as needed, with such third parties, which will conclude in 1999. While the Company is taking what it believes are the appropriate safeguards, there can be no assurances that the failure of such third parties to be year 2000 compliant will not have a material adverse impact on the Company. The Company expects that the implementation of the contingency plans, if necessary, will not have a material adverse effect on the Company's ability to conduct its business or on its operating results or financial condition.

	The Company's Executive Committee, as well as all departments in the Company, are currently reviewing issues dealing with identifying possible year 2000 worst case scenarios and the development of contingency plans to respond to the likelihood of these scenarios. Contingency Plans will be discussed and developed, where deemed appropriate, for all material systems and relationships during the first half of 1999. At a minimum, contingency plans will be developed for the continuation of policy and claim processing in the event that the Company's computer systems are not available due to a year 2000 related failure.

	The project to date has involved internal staff costs as well as consulting expenses to prepare the systems for the year 2000. Total costs to date for the Century Change project have been approximately $4.9 million ($3.6 million of which relate to 1998). Costs to date applicable to internal staff and external consulting have been approximately $1.6 million and $3.3 million, respectively ($1.1 million and $2.5 million, respectively, relate to 1998). Administration, programming, testing and implementation of system applications relating to the Century Change project are expected to cost an additional $1.9 million in 1999.


Market Risk:  Interest Rate Sensitivity and Equity Price Risk

	The Company's investment strategy emphasizes investment yield while maintaining investment quality. The Company's investment objective is to maintain high quality diversified investments structured to maximize after-tax investment income while minimizing risk. The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. Periodically sales have been made from the Company's fixed maturity portfolio to actively manage portfolio risks, including credit-related concerns, to optimize tax planning and to realize gains. This practice will continue in the future.

	In conducting investing activities, the Company is subject to, and assumes, market risk. Market risk is the risk of an adverse financial impact from changes in interest rates and market prices. The level of risk assumed by the Company is a function of the Company's overall objectives, liquidity needs and market volatility.

	The Company manages its overall market risk by focusing on higher quality equity and fixed income investments, by continuously reviewing the credit strength of all companies in which investments are made, by limiting exposure in any one investment and by monitoring the quality of the investment portfolio by taking into account credit ratings assigned by recognized rating organizations.






20
<page



	As part of its investing activities, the Company assumes positions in fixed maturity, equity, short-term and cash equivalents markets.
The Company is, therefore, exposed to the impacts of interest rate changes in the market value of investments. For 1998, the Company's exposure to interest rate changes and equity price risk has been estimated using sensitivity analysis. The interest rate impact is defined as the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks. The equity price risk is defined as a hypothetical change of plus-or-minus 10% in the fair value of common stocks. Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. Based on the results of the sensitivity analysis at December 31, 1998, the Company's estimated market exposure for a 200 basis point increase (decrease) in interest rates was calculated. A 200 basis point increase results in a $42,665 decrease in the market value of the fixed maturities and preferred stocks. A 200 basis point decrease results in a $46,732 increase in the market value of the same securities. The equity price risk at December 31, 1998, based upon a 10% increase in the fair value of common stocks would increase $28,396. Based upon a 10% decrease, common stocks would decrease $28,396.



Recent Accounting Developments

	In 1997, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 97-3 Accounting by Insurance and Other Enterprise for Insurance-Related Assessments ("SOP 97-3") effective for financial statements issued for periods ending after December 31, 1998. This statement provides guidance on accounting by insurance companies on the timing of recognition, the methods of measurement, and the required disclosures for guaranty fund and other related assessments. The Company believes that the adoption of this statement will not have a material impact on the Consolidated Financial Statements.

	In 1998, the AcSEC issued Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal use ("SOP 98-1") effective for financial statements issued for periods beginning after December 15, 1998. This statement establishes guidance on accounting for the costs incurred related to internal use software. The Company expenses these costs as incurred and believes that the adoption of this statement will not have a material impact on the Consolidated Financial Statements.



Effects of Inflation and Recession

	The Company generally is unable to recover the costs of inflation in its Massachusetts personal automobile insurance line since the premiums it charges are subject to state regulation. The premium rates charged by the Company for personal automobile insurance are adjusted by the Commissioner only at annual intervals. Such annual adjustments in premium rates may lag behind related cost increases. Economic recessions will also have an impact upon the Company, primarily through the policyholder's election to decrease non-compulsory coverages afforded by the policy and decreased driving, each of which tends to decrease claims.

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




21
<page






COMMON STOCK PRICE AND DIVIDEND INFORMATION


	The Company's common stock trades on the NYSE under the symbol "CGI". The high, low and close prices for shares of the Company's Common Stock for 1998 and 1997 were as follows:

					             1998
1997
					     High     Low     Close		 High
Low     Close
	First Quarter...........    $37-3/8 $31-3/4  $35-1/4        $29
$22-7/8  $23-1/4
	Second Quarter..........     39-5/8  34-3/8   38-3/4         24-
3/4  21-3/8   24-5/8
	Third Quarter...........     39      24-7/8   27-5/8         33-
3/8  23-7/8   30-7/8
	Fourth Quarter..........     36-1/2  22-11/16 35-7/16        36
30       32-5/8

	As of March 1, 1999, there were 1,241 stockholders of record of the Company's Common Stock, not including stock held in "Street Name" or held in accounts for participants of the Company's Employee Stock
Ownership Plan ("E.S.O.P.").

	The Board of Directors of the Company voted to declare four quarterly dividends to stockholders of record totaling $1.07 per share and $1.03 per share in 1998 and 1997, respectively. On May 15, 1998, the Board voted to increase the quarterly stockholder dividend from $0.26 to $0.27 per share to stockholders of record as of June 5, 1998. Prior to that declaration, the Company had paid quarterly dividends of $0.26 per share dating back to May 30, 1997 when the Board voted to increase the dividend from $0.25 to $0.26 per share.

	The Company purchased no additional Treasury Stock under the stock buyback program during 1998. The stock buyback program, authorized by the Board on May 19, 1995, enables the Company to purchase up to 3,000,000 shares of the Company's common stock. As of December 31, 1998, 1,957,348 shares of Treasury Stock were purchased under the program. Since December 31, 1998, the Company completed its share purchases under that program. Additionally, under prior Board of Director authorizations, the Company purchased 143,248 shares through March 19, 1999.




























22
<page






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

	The 1998 consolidated financial statements were audited by the Company's independent auditors, Ernst & Young LLP, in accordance with generally accepted auditing standards. In addition, Ernst & Young LLP performs reviews of the unaudited quarterly financial statements. Management has made available to Ernst & Young LLP all the Company's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to Ernst & Young LLP were valid and appropriate.





























23
<page



REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of The Commerce Group, Inc.

	We have audited the accompanying consolidated balance sheets of The Commerce Group, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the two years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying consolidated financial statements of the Company for the year ended December 31, 1996, was audited by other auditors whose report dated January 24, 1997, expressed an unqualified opinion on those statements.

	We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the 1998 and 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Commerce Group, Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



										ERNST &
YOUNG LLP




Boston, Massachusetts
January 22, 1999


























24
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31,
(Thousands of Dollars Except Per Share Data)

1998	  1997
ASSETS
Investments (notes A2, A3, A4 and B)
  Fixed maturities, at market (cost: $600,482 in 1998 and $566,784 in 1997).......................................................... $
619,267  $  590,597
  Preferred stocks, at market (cost: $200,270 in 1998 and $148,135 in 1997)..........................................................
197,425     148,499
  Common stocks, at market (cost: $261,360 in 1998 and $160,371 in
   1997).............................................................
283,961     178,089
  Mortgage loans on real estate and collateral notes receivable
   (less allowance for possible loan losses of $2,301 in 1998 and $2,812 in 1997)...............................................
73,510      82,839
  Short-term investments.............................................
3,669     132,700
  Cash and cash equivalents..........................................
72,243     106,188
  Other investments (cost: $7,450 in 1998 and $3,783 in 1997)........
7,825       3,783
      Total investments..............................................
1,257,900   1,242,695

Accrued investment income............................................
13,662      12,237
Premiums receivable (less allowance for doubtful receivables of
  $1,450 in 1998 and $1,451 in 1997).................................
162,878     169,469
Deferred policy acquisition costs (notes A5 and C)...................
88,759      85,264
Property and equipment, net of accumulated depreciation
  (notes A6 and D)...................................................
35,854      36,280
Residual market receivable (note F)
  Losses and loss adjustment expenses................................
111,784     129,137
  Unearned premiums..................................................
41,436      51,662
Due from reinsurers (note F).........................................
36,687      18,170
Other assets.........................................................
7,023       9,839
      Total assets...................................................
$1,755,983  $1,754,753

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Losses and loss adjustment expenses (notes A7, E and F)............ $
596,996  $  649,473
  Unearned premiums (note A8)........................................
391,424     379,599
  Current income taxes (notes A9 and G)..............................
4,061       2,656
  Deferred income taxes (notes A9 and G).............................
3,769      13,443
  Deferred income (notes A10 and F)..................................
6,948       7,271
  Contingent commissions accrued (note A11)..........................
22,067      13,861
  Payable for securities purchased...................................
62      11,500
  Other liabilities and accrued expenses.............................
24,871      27,154
      Total liabilities..............................................
1,050,198   1,104,957

Stockholders' Equity (notes B, J, K and L)
  Preferred stock, authorized 5,000,000 shares at $1.00 par value;
   none issued in 1998 and 1997......................................
-           -
  Common stock, authorized 100,000,000 shares at $.50 par value;
   issued and outstanding 38,000,000 shares in 1998 and 1997.........
19,000      19,000
  Paid-in capital....................................................
29,621      29,621
  Net accumulated other comprehensive income, net of income taxes of
   $13,621 in 1998 and $14,663 in 1997...............................
25,295      27,232
  Retained earnings..................................................
670,556     612,630

744,472     688,483
  Treasury Stock, 1,957,348 shares in 1998 and 1997, at cost
   (note A13)........................................................
(38,687)    (38,687)
      Total stockholders' equity.....................................
705,785     649,796

      Total liabilities and stockholders' equity.....................
$1,755,983  $1,754,753

The accompanying notes are an integral part of these consolidated financial statements.
25
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended December 31,
(Thousands of Dollars Except Share and Per Share Data)

										 1998
1997 	 1996
Revenues
  Earned premiums (notes A8 and F).....................  $  745,620  $
730,497  $  668,716
  Net investment income (note B).......................      86,501
80,972      77,402
  Premium finance and service fees.....................      13,440
7,074       9,713
  Net realized investment gains (losses) (note B)......       6,769
22,770      (7,574)
       Total revenues..................................     852,330
841,313     748,257

Expenses
  Losses and loss adjustment expenses
   (notes A7, E and F).................................     531,429
526,127     475,231
  Policy acquisition costs (notes A5 and C)............     196,434
187,491     181,013
       Total expenses..................................     727,863
713,618     656,244

       Earnings before income taxes....................     124,467
127,695      92,013

Income taxes (notes A9 and G)..........................      27,975
31,480      18,049

       NET EARNINGS....................................  $   96,492  $
96,215  $   73,964

       COMPREHENSIVE INCOME............................  $   94,555  $
100,368  $   80,539

       BASIC AND DILUTED NET EARNINGS PER COMMON SHARE
        (note A12).....................................  $     2.68  $
2.67  $     2.04

       CASH DIVIDENDS PAID PER SHARE...................  $     1.07  $
1.03  $     0.81

       WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING.............................  36,042,652
36,044,679  36,311,887

























The accompanying notes are an integral part of these consolidated financial statements.

26
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31,
(Thousands of Dollars)

					                      Net
					                   Accumulated
                                                    Other
					 Common  Paid-in  Comprehensive   Retained
Treasury
					 Stock   Capital  Income/(Loss)   Earnings
Stock     Total
Balance January 1, 1996...... $19,000  $29,621    $ 16,504     $508,948
$(24,359) $549,714

 Net earnings................                                    73,964
73,964
 Other comprehensive income:
  Net unrealized gains arising
   during the period, net of
   taxes of $3,540...........                        6,575
6,575
 Comprehensive income........
80,539
 Stockholder dividends.......                                   (29,373)
(29,373)
 Treasury stock purchased....
(13,841)  (13,841)

Balance December 31, 1996....  19,000   29,621      23,079      553,539
(38,200)  587,039

 Net earnings................                                    96,215
96,215
 Other comprehensive income:
  Net unrealized gains arising
   during the period, net of
   taxes of $2,236...........                        4,153
4,153
 Comprehensive income........
100,368
 Stockholder dividends.......                                   (37,124)
(37,124)
 Treasury stock purchased....
(487)     (487)

Balance December 31, 1997....  19,000   29,621      27,232      612,630
(38,687)  649,796

 Net earnings................                                    96,492
96,492
 Other comprehensive income (loss):
  Unrealized holding gains arising
   during the period, net
   of taxes of $1,455........                        2,702
2,702
  Reclassification adjustment
   net of tax benefits of
   ($2,498)..................                       (4,639)
(4,639)
  Other comprehensive loss...                       (1,937)
(1,937)
 Comprehensive income........
94,555
 Stockholder dividends.......                                   (38,566)
(38,566)

Balance December 31, 1998.... $19,000  $29,621    $ 25,295     $670,556
$(38,687) $705,785












The accompanying notes are an integral part of these consolidated financial statements.

27
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Thousands of Dollars)

                                                              1998
1997        1996


Cash flows from operating activities
  Premiums collected..................................... $ 761,539   $
727,530   $ 675,683
  Net investment income received.........................    85,076
81,376      79,269
  Premium finance and service fees received..............    13,440
7,074       9,713
  Losses and loss adjustment expenses paid...............  (572,661)
(516,130)   (428,541)
  Policy acquisition costs paid..........................  (186,869)
(198,011)   (200,922)
  Federal income tax payments............................   (35,201)
(21,833)    (16,950)
      Net cash provided by operating activities..........    65,324
80,006     118,252

Cash flows from investing activities
  Proceeds from maturity of fixed maturities.............    64,004
108,592     170,646
  Proceeds from sale of fixed maturities.................    34,034
124,653     122,431
  Proceeds from sale of equity securities................    80,420
224,059      11,326
  Purchase of fixed maturities...........................  (134,540)
(98,098)   (200,113)
  Purchase of equity securities..........................  (224,896)
(296,714)    (85,480)
  Purchase of other investments..........................    (3,616)
(1,752)       (700)
  Net (increase) decrease in short-term investments,
    net of payable for securities purchased..............   117,531
(121,200)        -
  Payments received on mortgage loans and collateral
    notes receivable.....................................    26,788
11,386       8,311
  Mortgage loans and collateral notes originated.........   (16,450)
(19,816)     (7,446)
  Purchase of property and equipment.....................    (4,293)
(8,133)     (4,477)
  Other proceeds from investing activities...............       315
281         235
      Net cash provided by (used in) investing activities   (60,703)
(76,742)     14,733

Cash flows from financing activities
  Dividends paid to stockholders.........................   (38,566)
(37,124)    (29,373)
  Purchase of treasury stock.............................       -
(487)    (15,742)
      Net cash used in financing activities..............   (38,566)
(37,611)    (45,115)

Increase (decrease) in cash and cash equivalents.........   (33,945)
(34,347)     87,870
Cash and cash equivalents at beginning of year...........   106,188
140,535      52,665
Cash and cash equivalents at end of year................. $  72,243   $
106,188   $ 140,535
















The accompanying notes are an integral part of these consolidated financial statements.

28
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Reconciliation of Net Earnings to Net Cash Provided by Operating
Activities
For the years ended December 31,
(Thousands of Dollars)

                                                              1998
1997        1996


Cash flows from operating activities
  Net earnings........................................... $  96,492   $
96,215   $  73,964
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Premiums receivable..................................     6,591
(11,634)    (30,788)
    Deferred policy acquisition costs....................    (3,495)
(2,296)    (15,808)
    Residual market receivable...........................    27,579
14,414       4,911
    Due from reinsurers..................................   (18,517)
1,489       2,238
    Losses and loss adjustment expenses..................   (52,477)
(13,359)     36,803
    Unearned premiums....................................    11,825
11,608      37,537
    Current income taxes.................................     1,405
2,485      (1,009)
    Deferred income taxes................................    (8,632)
6,984       2,098
    Deferred income......................................      (323)
(703)       (980)
    Contingent commissions...............................     8,206
(11,851)     (6,838)
    Other assets, liabilities and accrued expenses.......       533
4,992       3,017
    Net realized investment (gains) losses...............    (6,769)
(22,770)      7,574
    Other - net..........................................     2,906
4,432       5,533

       Net cash provided by operating activities......... $  65,324   $
80,006   $ 118,252






























The accompanying notes are an integral part of these consolidated financial statements.

29
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996
(Thousands of Dollars)

NOTE A-Summary of Significant Accounting Policies

1.   Basis of Presentation

	The consolidated financial statements of The Commerce Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP").

	The consolidated financial statements include The Commerce Group, Inc. and its wholly-owned subsidiaries, Bay Finance Company, Inc., Clark-Prout Insurance Agency, Inc. and Commerce Holdings, Inc. ("CHI"). The Commerce Insurance Company ("Commerce") and Citation Insurance Company ("Citation") are wholly-owned subsidiaries of CHI. Commerce
West Insurance Company ("Commerce West") is a wholly-owned subsidiary of Commerce. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year account balances have been reclassified to conform to 1998 presentation.

	The insurance subsidiaries, Commerce, Citation and Commerce West prepare statutory financial statements in accordance with accounting practices prescribed by the National Association of Insurance
Commissioners ("NAIC"), the Commonwealth of Massachusetts, and the State of California.

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

2.   Investments

	All investment transactions have credit exposure to the extent that a counterparty may default on an obligation to the Company. Credit risk is a consequence of carrying investment positions. The financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, premium receivables, investments and mortgage loans on real estate. Concentrations of credit risk with respect to premiums receivable result from the fact that the Company's policyholders are concentrated primarily in one geographic area, as the Company, the largest writer of personal automobile insurance in the state of Massachusetts, writes primarily in Massachusetts. To manage credit risk, the Company focuses on higher quality fixed-income securities and preferred stocks, reviews the credit strength of all companies which it invests in, limits its exposure in any one investment and monitors the portfolio quality, taking into account credit ratings assigned by recognized statistical rating organizations.

	Investments in fixed maturities, which include taxable and non-taxable bonds, and investments in common and preferred stocks, are carried at fair market value and are classified as available for sale. Unrealized investment gains and losses on common and preferred stocks and fixed maturities, to the extent that there is no permanent impairment of value, are credited or charged to a separate component of stockholders' equity, known as "net accumulated other comprehensive income", until realized, net of any tax effect. When investment securities are sold, the realized gain or loss is determined based upon specific identification. Fair market value of fixed maturities and common and preferred stocks is based on quoted market prices. For other securities held as investments, fair market value equals quoted market price, if available. If a quoted market price is not available, fair market value is estimated using quoted market prices for similar securities. The Company has not invested more than 5% in fixed maturities of any one state or political subdivision.

	The Company originates and holds mortgage loans on real estate on properties located in the Commonwealth of Massachusetts and the State of Connecticut. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs in-depth credit evaluations on all new mortgage customers. Bad debt expenses have not been material in recent years.

30
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996
(Thousands of Dollars)

NOTE A-Summary of Significant Accounting Policies - (continued)

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


4.   Cash and Cash Equivalents

	Cash and cash equivalents include cash currently on hand to cover operating expenses. The Company held $13,572 and $27,476 in U.S.
Government Repurchase Agreements at various banks in 1998 and 1997.
When the Company enters into a repurchase agreement through its custodian, it receives delivery of the underlying collateral. The amount of collateral, at the time of purchase and each subsequent business day, is required to be maintained at such a level that market value is equal to 102% of the resale price.


5.   Deferred Policy Acquisition Costs

	Policy acquisition costs relating to unearned premiums, consisting of commissions, premium taxes and other underwriting expenses incurred at the policy issuance, are deferred and amortized over the period in which the related premiums are earned, the amount being reduced by any potential premium deficiency. If any potential premium deficiency exists, it represents future estimated losses, loss adjustment expenses and amortization of deferred acquisition costs in excess of the related unearned premiums. There was no premium deficiency in 1998, 1997 and 1996. In determining whether a premium deficiency exists, the Company considers anticipated investment income on unearned premiums.









31
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996
(Thousands of Dollars)

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

8.   Premiums

	Insurance premiums are recognized as income ratably over the terms of the policies. Unearned premiums are determined by prorating policy premiums on a daily basis over the terms of the policies. A significant portion of the Company's premiums written is derived through the American Automobile Association Clubs of Massachusetts ("AAA clubs") affinity group marketing program. Of the Company's total direct premiums written, the portion attributable to the AAA group business was $457,430 or 57% in 1998 as compared to $423,243 or 55% in 1997. Of these amounts, 11% were written through insurance agencies owned by the AAA clubs and 89% were written through the Company's network of independent agents in both 1998 and 1997, respectively.

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

32
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996
(Thousands of Dollars)

NOTE A-Summary of Significant Accounting Policies - (continued)

11.  Contingent Commissions

	In addition to state mandated commissions on policies written, the Company pays certain of its agencies compensation in the form of profit sharing. This is based, in part, on the underwriting profits of an individual agent's business written with the Company. This arrangement utilizes a three year rolling plan, with one third of each of the current and the two prior years profit or loss calculations, summed to a single amount. This amount, if positive, is multiplied by the profit sharing commission rate and paid to the agent.

12.  Net Earnings Per Common Share

	Net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the years ended December 31, 1998, 1997 and 1996 was 36,042,652, 36,044,679 and
36,311,887, respectively. Weighted average number of common shares outstanding is determined by taking the average of the following calculation for a specified period of time: The daily amount of the total issued and outstanding common shares minus the total Treasury
Stock purchased.

13.  Treasury Stock (unaudited)

	On May 19, 1995, the Board of Directors of the Company announced the approval of a stock buyback program of up to 3,000,000 shares. Through December 31, 1998, the Company had purchased 1,957,348 shares of Treasury Stock under this program. Since December, 1998, the Company completed its share repurchases under that program. Additionally, under prior Board of Director authorizations, the Company purchased 143,248 shares through March 19, 1999.

14.  New and Pending Accounting Pronouncements

	During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") effective for financial statements issued for periods beginning after December 15, 1997. FAS 130 requires that a public company report changes in equity during a period except those resulting from investment by owners and distributions by owners. The financial information to be reported includes foreign currency transaction, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities (i.e. available for sale securities).

	During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), effective for financial statements issued for periods beginning after December 15, 1997. FAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements.

	During 1998 the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") effective for financial statements issued to fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company had no derivative or hedging activity in 1998, 1997 or 1996.


33
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996
(Thousands of Dollars)

NOTE B-Investments and Investment Income

1.   Fixed Maturities

	The amortized cost and estimated fair market values of investments in fixed maturities are as follows:

								        Gross
Gross       Estimated
						     Amortized    Unrealized
Unrealized   Fair Market
						        Cost         Gains
Losses        Value

At December 31, 1998:
  GNMA mortgage-backed bonds...........  $109,624      $  2,965      $
(1)    $112,588
  Obligations of states and
   political subdivisions..............   490,858        18,416
(2,595)     506,679
       Totals..........................  $600,482      $ 21,381      $
(2,596)    $619,267

At December 31, 1997:
  GNMA mortgage-backed bonds...........  $175,788      $  5,292      $
(11)    $181,069
  Obligations of states and
   political subdivisions..............   390,996        18,898
(366)     409,528
       Totals..........................  $566,784      $ 24,190      $
(377)    $590,597



	Proceeds from sales of investments in fixed maturities, gross gains and gross losses realized on those sales were as follows:
									 Proceeds
Gross	     Gross
									   From
Realized	    Realized
									  Sales
Gains  	     Losses


For the year ended December 31, 1998:
  GNMA mortgage-backed bonds.........................  $    -        $
-       $    -
  Obligations of states and political subdivisions...    34,034
25         (435)
       Totals........................................  $ 34,034      $
25     $   (435)

For the year ended December 31, 1997:
  GNMA mortgage-backed bonds.........................  $    -        $
-       $    -
  Obligations of states and political subdivisions...   124,653
3,994         (390)
       Totals........................................  $124,653      $
3,994     $   (390)

For the year ended December 31, 1996:
  GNMA mortgage-backed bonds.........................  $    -        $
-       $    -
  Obligations of states and political subdivisions...   122,431
367       (3,685)
       Totals........................................  $122,431      $
367     $ (3,685)













34
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996
(Thousands of Dollars)

NOTE B-Investments and Investment Income - (continued)

	The amortized cost and approximate fair market value of fixed maturities at December 31, 1998 and 1997, by contractual maturity, are as follows:

								          1998
1997
								                 Fair
Fair
								    Amortized   Market
Amortized   Market
								      Cost       Value
Cost      Value
Obligations of states and political subdivisions:
Due in one year or less..........................  $    -     $    -
$    -    $    -
Due after one year through five years............     2,096      2,177
2,083     2,200
Due after five years through ten years...........     1,748      1,740
1,321     1,324
Due after ten years..............................   487,014    502,762
387,592   406,004
								    490,858    506,679
390,996   409,528

GNMA mortgage-backed bonds.......................   109,624    112,588
175,788   181,069
       Total fixed maturities....................  $600,482   $619,267
$566,784  $590,597

	Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.


2. Common Stocks

	The cost and approximate fair market value of common stocks at December 31, 1998 and 1997, are as follows:

								          1998
1997
								                Fair
	        Fair
								               Market
	       Market
								     Cost       Value
Cost       Value
Preferred stock mutual funds................	   $169,394   $172,455
$115,943  $ 119,439
Common stocks...............................	     91,966    111,506
44,428     58,650
            Total common stocks.............	   $261,360   $283,961
$160,371  $ 178,089

3. Mortgage Loans on Real Estate and Collateral Notes Receivable

	At December 31, 1998 and 1997, mortgage loans on real estate and collateral notes receivable consisted of the following:

	December 31,
										  1998
	1997
                  Residential (1st Mortgages)............   $59,377
$58,430
                  Residential (2nd Mortgages)............       261
523
                  Commercial (1st Mortgages).............    13,762
14,755
                  Commercial (2nd Mortgages).............       104
172
                                                             73,504
73,880
                  Collateral notes receivable............     2,307
11,771
                                                             75,811
85,651
                  Allowance for possible loan losses.....    (2,301)
(2,812)
                    Mortgage loans on real estate and
                       collateral notes receivable.......   $73,510
$82,839

35
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996
(Thousands of Dollars)

NOTE B-Investments and Investment Income - (continued)

	Fair value of the Company's mortgage loans on real estate and collateral notes receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit and for the same remaining maturities. The future cash flows associated with certain non-performing loans are estimated based on expected payments from borrowers either through work out arrangements or the disposition of collateral. The fair value of mortgage loans on real estate and collateral notes receivable at December 31, 1998 and 1997, prior to the allowance for possible loan losses, was $78,382 and $87,867, respectively, which was estimated by discounting the future cash flows.

	At December 31, 1998 and 1997 mortgage loans which were on nonaccrual status amounted to $1,638 and $2,021, respectively. The reduction in interest income associated with nonaccrual loans was $205, $207 and $152 for the years ended December 31, 1998, 1997 and 1996, respectively.

	The Company originates and services residential and commercial mortgages in Massachusetts and Connecticut. The Company's exposure is 80% or less of the appraised value of any collateralized real property. The ability and willingness of residential and commercial borrowers to honor their repayment commitments is generally dependent upon the level of overall economic activity and real estate values.

	A summary of the changes in the allowance for possible loan losses follows:

                                                                    Year
ended December 31,

1998          1997
            Balance, beginning of year........................      $
2,812      $  2,760
              Increase (decrease) in provision for possible
                loan losses...................................
(511)           52

            Balance, end of year..............................      $
2,301      $  2,812

	The following table describes mortgage principal balances by maturity, total mortgages over 90 days past due and total mortgages in foreclosure:

1998          1997
            Fixed rate mortgages maturing:
              One year or less................................      $
-        $      4
              More than one year to five years................
1,886         2,062
              More than five years to ten years...............
7,121         4,608
              Over ten years..................................
48,053        46,868
                   Total fixed mortgages......................      $
57,060      $ 53,542

            Adjustable rate mortgages maturing:
              One year or less................................      $
-        $    -
              More than one year to five years................
67           -
              More than five years to ten years...............
395           498
              Over ten years..................................
15,831        19,840
                   Total adjustable mortgages.................      $
16,293      $ 20,338

            Past due over 90 days.............................      $
1,638      $  2,021

            Mortgages in foreclosure..........................      $
979      $  1,459




36
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996
(Thousands of Dollars)

NOTE B-Investments and Investment Income - (continued)


4. Net Investment Income
	The components of net investment income were as follows:

										Year ended
December 31,
									   1998
1997	       1996
      Interest on fixed maturities..................  $ 41,368      $
46,449      $ 56,034
      Dividends on common and preferred stocks......    32,145
19,799        12,765
      Interest on cash and short-term investments...     8,683
10,544         4,022
      Interest on mortgage loans....................     6,604
6,578         6,737
      Other.........................................       119
122           105
               Total investment income..............    88,919
83,492        79,663
      Investment expenses...........................     2,418
2,520         2,261
               Net investment income................  $ 86,501      $
80,972      $ 77,402

5. Net Realized and Unrealized Investment Gains (Losses)

	Net realized investment gains (losses) were as follows:

										Year ended
December 31,
									  1998
1997        1996
Net realized investment gains (losses):
  Fixed maturities................................. $  (2,804)    $
1,419    $ (7,364)
  Preferred stocks.................................      (727)
6        (349)
  Common stocks....................................     9,313
21,440         456
  Other............................................       987
(95)       (317)
      Total........................................ $   6,769     $
22,770    $ (7,574)

6. Other Comprehensive Income (Loss)

	Net increases (decreases) in other comprehensive income (loss) less applicable income tax expense were as follows:

										Year ended
December 31,
									  1998
1997        1996
Other comprehensive income (loss):
  Fixed maturities................................. $  (5,028)    $
7,622    $  2,222
  Preferred stocks.................................    (3,209)
1,165        (424)
  Common stocks....................................     4,883
(2,398)      8,317
  Other............................................       375          -
-
  Tax expense...................................... $   1,042     $
(2,236)   $ (3,540)
      Total........................................ $  (1,937)    $
4,153    $  6,575

	A summary of net accumulated other comprehensive income (loss) on stocks and fixed maturity investments in 1998, 1997 and 1996 follows:

										Year ended
December 31,
									  1998
1997	   1996
   Unrealized gains................................ $  49,184     $
43,675    $ 40,227
   Unrealized losses...............................   (10,268)
(1,780)     (4,721)
   Tax expense.....................................   (13,621)
(14,663)    (12,427)
      Net accumulated other comprehensive
        income..................................... $  25,295     $
27,232    $ 23,079


37
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996
(Thousands of Dollars)


NOTE C-Deferred Policy Acquisition Costs

	Policy acquisition costs incurred and amortized to income are as follows:

										Year ended
December 31,
									  1998
1997	   1996
            Balance, beginning of year............. $  85,264     $
82,968    $ 67,160
            Costs deferred during the year.........   199,929
189,787     196,821
            Amortization charged to expense........  (196,434)
(187,491)   (181,013)
            Balance, end of year................... $  88,759     $
85,264    $ 82,968

NOTE D-Property and Equipment

	A summary of property and equipment at December 31, is as follows:

											 1998
1997
			Buildings.................................    $ 30,719
$ 27,873
			Equipment and office furniture............      33,230
30,286
			Building improvements.....................         838
828
										      64,787
58,987
				Less accumulated depreciation.......
(29,907)    (25,081)
										      34,880
33,906
			Land......................................         939
934
			Construction in progress..................          35
1,440
										    $ 35,854
$ 36,280

	Depreciation expense incurred was $4,706, $4,213 and $3,202 for the years ended December 31, 1998, 1997 and 1996, respectively.
Depreciation expense is allocated evenly between losses and loss adjustment expenses and policy acquisition costs.

NOTE E-Losses and Loss Adjustment Expenses

	Liabilities for unpaid losses and loss adjustment expenses at December 31, consist of:

											1998
	1997

			Unpaid loss and LAE reserves..............    $666,177
$725,886
			Salvage and subrogation recoverable.......
(69,181)    (76,413)
										    $596,996
$649,473

	Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and LAE. Quarterly, the Company reviews these reserves internally. Regulations of the Division of Insurance require the Company to annually obtain a certification from either a qualified actuary or an approved loss reserve specialist that its loss and LAE reserves are reasonable.








38
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996
(Thousands of Dollars)

NOTE E-Losses and Loss Adjustment Expenses - (continued)

	When a claim is reported to the Company, claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. The amount of the reserve is primarily based upon an evaluation of the type of claim involved, the circumstances surrounding the claim and the policy provisions relating to the loss. The estimate reflects the informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of the claims person. During the loss adjustment period, these estimates are revised as deemed necessary by the Company's claims department based on subsequent developments and periodic reviews of the cases.

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

	By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, the Company estimates the ultimate net liability for losses and LAE. After taking into account all relevant factors, management believes that the provision for losses and LAE at December 31, 1998 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability, however, may be greater or lower than reserves.
Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods.

	Included in the loss reserve methodologies described above, are liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as oil spills and lead paint. Reserves have been established to cover these claims for both known and unknown losses. Because of the Company's limited exposure to these types of claims, management believes they will not have a material impact on the consolidated financial position of the Company in the future. Loss reserves on environmental related claims amounted to $5,687 and $6,924 in 1998 and 1997, respectively.















39
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996
(Thousands of Dollars)

NOTE E-Losses and Loss Adjustment Expenses - (continued)

	The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expense, net of reinsurance deductions from all reinsurers including C.A.R., as shown in the Company's consolidated financial statements for the periods indicated.

										Year ended
December 31,
									  1998
1997	      1996
 Loss and loss adjustment expense reserves,
 beginning of year, prior to effect of ceded
 reinsurance recoverable............................. $530,077
$533,980     $493,911

Incurred losses and loss adjustment expenses:
   Provision for insured events of the current year..  592,796
609,930      562,997
   Decrease in provision for insured events of
    prior years......................................  (61,367)
(83,803)     (87,766)
     Total incurred losses and loss adjustment
      expenses.......................................  531,429
526,127      475,231

Payments:
   Losses and loss adjustment expenses attributable
    to insured events of the current year............  335,047
322,882      267,653
   Losses and loss adjustment expenses attributable
    to insured events of prior years.................  227,630
207,148      167,509
     Total payments..................................  562,677
530,030      435,162

   Loss and loss adjustment expense reserves prior to
    effect of ceded reinsurance recoverable..........  498,829
530,077      533,980
   Ceded reinsurance recoverable.....................   98,167
119,396      128,852
Reserves for losses and loss adjustment expenses
 at the end of year per financial statements.........	$596,996
$649,473     $662,832

	The provision for insured events of the current year is lower for 1998 compared to 1997 primarily due to better loss results in the Company's bodily injury area mainly due to improved severity of bodily injury claims coupled with slightly improved claim frequency.

	The provision for loss and LAE reserves relating to prior years is lower in 1998 due primarily to activity in the bodily injury area. Redundancies from prior year losses realized in the current year, relating to bodily injury claims, were approximately $18.0 million less in 1998, as compared to 1997. Approximately $11.0 million of this amount was attributable to voluntary personal automobile bodily injury loss reserves and $7.0 million to fewer redundancies from C.A.R. assumed reserves.

	The increases in payments and incurred losses primarily resulted from increases in total loss and loss adjustment expense payments on the direct personal automobile lines of business of approximately 11.0%.
Net loss payments in the direct personal automobile lines of business increased approximately 11.7% or $29,400 which were offset by a decrease in payments for other than automobile lines of business of approximately $18.2% or $5,748 compared to 1997. The decrease in other than automobile loss payments was primarily the result of more favorable weather in 1998 versus the weather experienced in 1997. The increase in automobile loss payments was attributable primarily to three factors: increased payments for collision coverages; increased payments for bodily injury claims; and increased payments for property damage liability claims. Bodily injury payments were higher primarily due to increased business writings coupled with initiatives in the claims department to accelerate the claims settlement process in an effort to reduce the overall cost of bodily injury claims in the long run as well as to reduce the overall number of open bodily injury claims.





40
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996
(Thousands of Dollars)

NOTE E-Losses and Loss Adjustment Expenses - (continued)

	The Company's loss and LAE reserves reflect its share of the aggregate loss and LAE reserves of all Servicing Carriers. The Company is a defendant in various legal actions arising from the normal course of its business. These proceedings are considered to be ordinary to operations or without foundation in fact. Management is of the opinion that these actions will not have a material adverse effect on the consolidated financial statements of the Company.


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

Property, Catastrophe and Quota Share Reinsurance

	From September 30, 1995 through June 30, 1998, the Company had a combined property quota share and excess loss reinsurance contract which was written with six reinsurance companies. Under the quota share portion of the arrangement, the reinsurers indemnified the Company for 45% of the loss and LAE, and paid a commission allowance based on the ratio of losses incurred to premiums earned. In exchange, the Company paid to the reinsurers 49% of the net premium pertaining to the related business. The maximum per occurrence loss reimbursement was $50.0 million and the maximum annual aggregate occurrence loss reimbursement was $75.0 million. Under the excess loss reinsurance portion of the arrangement, the Company reinsured each risk, retaining $125 and reinsuring 100% of the next $875.

	Various catastrophe only reinsurance programs were utilized from 1996 through May, 1998 in conjunction with the quota share and excess loss program noted above.

	Effective July 1, 1998, the Company expanded the quota share portion of the program. A 75% quota-share reinsurance program was incepted, covering all non-automobile property and liability business, except umbrella policies. The excess loss portion of the program was reduced on July 1, 1998 and completely eliminated on September 30, 1998. The expanded program is split between Employers Reinsurance Corporation, American Re-Insurance Company, Nationwide Mutual Insurance Company and Swiss Reinsurance America Corporation. The maximum per occurrence loss reimbursement is the higher of 350% of premium ceded under the program or $175.9 million. The maximum annual aggregate occurrence loss reimbursement is the higher of 450% of premium ceded under the program or $226.1 million. A sliding scale commission, based on loss ratio, is utilized under this program. This program provides the Company with sufficient protection for catastrophe coverage so as to enable the Company to forego pure catastrophe reinsurance coverage, which was previously tailored in conjunction with the former quota share arrangement.














41
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996
(Thousands of Dollars)


NOTE F-Reinsurance Activity - (continued)

	The table below provides information depicting the approximate recovery under the expanded quota share contract at various loss scenarios, if a single catastrophe were to strike:

										 Net Loss
				  Total		Reinsurance		Retained by
				  Loss 		 Recovery  		the Company
				$ 50,000		  $ 37,500		  $12,500
				 100,000		    75,000		   25,000
				 150,000		   112,500		   37,500
				 200,000		   150,000		   50,000
				 250,000		   175,875		   74,125

	Under the above scenario, the Company has no reinsurance recoveries for a single event catastrophe in excess of a total loss of approximately $234.5 million. The Company's estimated total loss on its other than automobile business for 100 and 250 year storms is $108.6 million and $184.2 million, respectively. The Company estimates were derived through the services of Swiss Reinsurance America Corporation who utilized the CLASIC model provided by Applied Insurance Research.

	Written premiums ceded in 1998, 1997 and 1996 under the above referenced programs were $54.0 million, $27.5 million and $26.6 million, respectively. Ceding commission income is calculated on a ceded earned premium basis.

Casualty Reinsurance

	Through December 31, 1996, casualty reinsurance was on an excess of loss basis for any one event or occurrence with a maximum recovery of $4.0 million over a net retention of $1.0 million. Effective January 1, 1997, casualty reinsurance is on an excess of loss basis for any one event or occurrence with a maximum recovery of $9.0 million over a net retention of $1.0 million. This coverage is placed with Swiss Reinsurance America Corporation (rated A+ by A.M. Best).

	Effective January 1, 1995, personal and commercial liability umbrella policies are reinsured on a 95% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $5.0 million for policies with underlying automobile coverage of $250/$500 or more. Effective January 1, 1996, the Company added personal liability umbrella reinsurance coverage for policies with underlying automobile coverage of $100/$300, on a 65% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $3.0 million. These coverages are placed with American Re-Insurance Company (rated A+ by A.M. Best).

	Earned premiums and losses and loss adjustment expenses are stated in the accompanying consolidated financial statements after deductions for ceded reinsurance. Those deductions for reinsurance other than C.A.R. are as follows:

										Year ended
December 31,
								            1998
1997        1996
  Written premiums ceded............................      $56,341
$32,190    $ 31,289
  Earned premiums ceded.............................       43,518
33,847      36,261
  Losses and loss adjustment expenses ceded.........       16,542
10,616      22,453

	The Company, as primary insurer, would be required to pay losses in their entirety in the event that the reinsurers were unable to discharge their obligations under the reinsurance agreements.
42
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996
(Thousands of Dollars)


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

	The Company pays to C.A.R. all of the premiums generated by the policies it has ceded and C.A.R. reimburses the Company for all losses incurred on account of ceded policies. In addition, the Company receives a fee for servicing ceded policies based on the expense structure established by C.A.R. For the years ended December 31, 1998, 1997 and 1996, these servicing fees amounted to $15,574, $17,333 and $17,127, respectively.

	Since its inception, C.A.R. has annually generated multi-million dollar underwriting losses in both the personal and commercial pools. The Company is required to share in the underwriting results of C.A.R. business for its respective product lines. Under current regulations, the Company's share of the C.A.R. personal or commercial deficit is based upon its market share for retained automobile risks for the particular pool, adjusted by a "utilization" concept, such that, in general, the Company is disproportionately and adversely affected if its relative use of C.A.R. reinsurance exceeds that of the industry, and favorably affected if its relative use of C.A.R. reinsurance is less than that of the industry. The Company's strategy has been to voluntarily retain more types of private passenger automobile business that are factored as credits, thereby favorably impacting the utilization formula. As a result of increased voluntary retention, the credits impacting the utilization formula have favorably affected the Company's participation ratio. During 1998, 1997 and 1996, the Company's net participation in the C.A.R. personal automobile pool approximated 16.7%, 18.0% and 19.0%, respectively.

	Written premiums, earned premiums, losses incurred and the liabilities for unearned premiums, unpaid losses ceded to and assumed from C.A.R. were as follows:

			    				Year ended December 31,

			    	     1998              	     1997
1996
			     Ceded      Assumed	     Ceded      Assumed
Ceded       Assumed
Income Statement
 Written premiums... $ 70,435    $ 74,644    $ 71,816    $ 76,530    $
82,861    $ 93,703
 Earned premiums....   68,383      75,718      71,977      82,866
85,977      92,469
 Losses incurred....   64,784      95,937      83,240      89,081
84,074      93,278

Balance Sheet
 Unearned premiums.. $ 41,436    $ 39,271    $ 51,662    $ 40,345    $
49,487    $ 46,681
 Unpaid losses......  111,784      99,427     129,137     102,819
145,726     117,237

	The Company presents assets and liabilities gross of reinsurance. The Residual Market Receivable represents the gross amount of reinsurance recoverable from C.A.R. including unpaid losses, unearned premiums, paid losses recoverable and unpaid ceded and assumed premiums.

	The current C.A.R. utilization-based participation ratio has been in place for the personal automobile market since 1993. During 1998, 1997 and 1996 the Company's amount of personal automobile exposures it reinsured through C.A.R. approximated 6.4%, 6.6% and 8.1%, respectively.


43
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998  1997 and 1996
(Thousands of Dollars)

NOTE G-Income Taxes

	The Company and its subsidiaries file a consolidated federal income tax return.

	The federal income tax expense consisted of the following:

									      Year ended
December 31,
									      1998
1997        1996
			Current............................    $ 36,607     $
24,496    $ 15,951
			Deferred...........................      (8,632)
6,984       2,098
									   $ 27,975     $
31,480    $ 18,049

	Deferred taxes arise from temporary differences in the basis of assets and liabilities for tax and financial statement purposes. The sources of these differences and the related tax effects consisted of the following:

									        Year ended
December 31,
									      1998
1997         1996
  Unearned premiums..................................    $     39     $
(769)   $ (3,695)
  Discounting of loss reserves.......................       2,782
2,421      (2,954)
  Bad debt expense...................................         (17)
129         131
  Deferred policy acquisition costs..................        (782)
1,297       6,022
  Salvage and subrogation recoverable................        (233)
(406)        425
  Tax depreciation in excess of book depreciation....         109
151         192
  Book value rights/book value awards/stock
   appreciation rights...............................     (11,056)
4,912       1,686
  Deferred items not included above..................         526
(751)        291
        Deferred income tax..........................      (8,632)
6,984       2,098
  Other comprehensive income (loss)..................      (1,042)
2,236       3,540
        Change in deferred tax liability.............    $ (9,674)    $
9,220    $  5,638

	Realization of a deferred tax asset is dependent on generating sufficient taxable income in future years. Although realization is not assured, Management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. Deferred tax liabilities (assets) were comprised of the following components at December 31, 1998 and 1997:

1998         1997
Unearned premiums................................................
$(20,569)    $(20,608)
Discounting of loss reserves.....................................
(18,597)     (21,379)
Book value awards/stock appreciation rights......................
(2,857)         -
Bad debt allowances..............................................
(789)        (772)
      Deferred tax assets........................................
(42,812)     (42,759)

Deferred policy acquisition costs................................
25,050       25,832
Salvage and subrogation recoverable..............................
1,768        2,001
Tax depreciation in excess of book depreciation..................
2,965        2,856
Book value awards/stock appreciation rights......................
-          8,199
Net accumulated comprehensive income.............................
13,621       14,663
Deferred items not included above................................
3,177        2,651
      Deferred tax liabilities...................................
46,581       56,202

      Net deferred tax liability.................................  $
3,769     $ 13,443

44
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996
(Thousands of Dollars)



NOTE G-Income Taxes (continued)

	Federal income tax on income is less than the amount computed by applying the statutory rate of 35% for the years ended 1998, 1997 and 1996 for the following reasons:

								Year ended December 31,

					   1998            	   1997
1996
Tax at statutory rate..  $ 43,563     35.0%       $44,693       35.0%
$32,205    35.0%
Tax exempt interest....    (8,429)    (6.8)        (8,036)      (6.3)
(10,062)  (10.9)
Dividends paid to ESOP
  participants.........      (762)    (0.6)          (782)      (0.6)
(1,169)   (1.3)
Dividends received
  deduction............    (6,152)    (4.9)        (4,567)      (3.6)
(3,167)   (3.4)
Other..................      (245)    (0.2)           172        0.2
242     0.2
Tax at effective rate..  $ 27,975     22.5%       $31,480       24.7%
$18,049    19.6%

NOTE H-Related-Party Transactions

	The Company has made loans to insurance agencies and other organizations with which the Company transacts business on a regular basis. At December 31, 1998, eight of these loans, which had an aggregate outstanding principal balance of $2,738, were collateralized by the assets of the agencies. At December 31, 1997, seven of these loans which had an aggregate outstanding principal balance of $12,161 were collateralized by the assets of the agencies. At December 31, 1998 and 1997 there were no mortgage loans outstanding to agents collateralized by real estate.

	One Director of the Company is the Chairman Emeritus and Assistant Clerk of an insurance agency which is one of the Company's independent insurance agencies. This Director sold his ownership interest in that agency in 1994, although he remains associated with it in the above stated capacity. This Director also continues to receive payments under non-competition and loan agreements. This Director receives no direct or indirect compensation based on the commissions paid to the agency by the Company. During the years ended December 31, 1998, 1997 and 1996, the agency received from the Company commissions of $940, $834 and $906, respectively, in the aggregate, for policies written. The Company also purchased certain insurance coverages through the agency and paid premiums for these policies of $520, $367 and $360 in 1998, 1997 and 1996, respectively.

NOTE I-Employee Stock Ownership Plan and 401(k) Plan

	The Company offers an Employee Stock Ownership Plan ("E.S.O.P.") and 401(k) Plan for the benefit of substantially all employees, including those of the Company's subsidiaries. The E.S.O.P. is noncontributory on the part of participants and contributions are made at the discretion of the Board of Directors. The Company is under no obligation to make contributions or maintain the E.S.O.P. for any length of time, and may completely discontinue or terminate the E.S.O.P at any time without liability. Contributions by the Company and subsidiaries to the E.S.O.P. for the years ending December 31, 1998, 1997 and 1996 were $5,412, $4,841 and $6,216, respectively. The E.S.O.P. owned 3,186,968 and 3,305,986 shares of the Company's common stock at December 31, 1998 and 1997, respectively.

	The 401(k) Plan, implemented in September, 1998, enables eligible employees to contribute up to 15% of eligible compensation on a pre-tax basis up to the annual maximum limits under federal tax law. The
Company incurs no expenses in the form of matching contributions but does pay for administration of the Plan.




45
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996
(Thousands of Dollars Except for Per Share Data)

NOTE J-Stockholders' Equity

Book Value Rights, Book Value Awards and Stock Appreciation Rights
Program

	The Board of Directors authorized a Book Value Rights Program which provided for the payment of awards in cash to key employees based upon specified increases in the book value of the Company at the end of the program period, which is December 31st of the third year after the rights granted. Expenses relating to this Book Value Rights Program were $234 in 1996. The Book Value Rights Program was replaced by a Book Value Awards Program in 1994 maturing on December 31, 1996 and beyond.

	The Management Incentive Plan approved by the Company's stockholders in May, 1994 provides for the award of incentive stock options, non-qualified stock options, book value awards, stock appreciation rights, restricted stock and performance stock units. Up to 2,500,000 shares of common stock (subject to increase for anti-dilution adjustments) may be issued under the Plan, including shares that may be issued pursuant to awards of restricted stock or upon the exercise of common stock equivalent awards such as stock options and stock appreciation rights payable in the form of common stock (not in the form of cash). All directors, officers and other senior management employees of the Company or any of its subsidiaries are eligible to participate in this Management Incentive Plan. Book value awards issued relating to this Plan totalled 482,215, 453,488 and 468,381 in 1998, 1997 and 1996, respectively. Stock appreciation rights issued also relating to this Plan totalled 509,872, 493,492 and 520,625 in 1998, 1997 and 1996, respectively. The outstanding book value awards and stock appreciation rights entitle the holders to cash payments based upon the extent to which, if at all, the per share book value or market value, as applicable, of the common stock exceeds certain thresholds set at the time the award was granted. Expenses relating to book value awards were $470, $3,068 and $2,140 in 1998, 1997 and 1996. Expenses
(income) relating to stock appreciation rights were ($656), $15,657 and $6,224 in 1998, 1997 and 1996. Aggregate liabilities for the combined programs were $9,609 and $23,426 at year-end 1998 and 1997, respectively.

NOTE K-Net Capital Requirements

	The insurance companies included in the consolidated financial statements are subject to the financial capacity guidelines established by their respective state Divisions of Insurance. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders may, within certain limitations, pay such dividends and then file a report with the Commissioner. Dividends in excess of these limitations are called extraordinary dividends. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 1998, 1997 and 1996.

	To the extent Commerce and Citation are restricted from paying dividends to CHI, CHI will be limited in its ability to pay dividends to the Company. On this basis, the Company's ability to pay dividends to its stockholders is limited. During 1998 Commerce and Citation paid $43,300 and $8,338 in dividends, respectively, to CHI; CHI then paid $51,345 to the Company in March 1998. During 1997, Commerce and Citation paid $39,375 and $7,040 in dividends, respectively, to CHI; CHI then paid $46,305 to the Company in March 1997.

	The Board of Directors of the Company voted to declare four quarterly dividends to stockholders of record totaling $1.07 per share and $1.03 per share in 1998 and 1997, respectively. On May 15, 1998, the Board voted to increase the quarterly stockholder dividend from $0.26 to $0.27 per share to stockholders of record as of June 5, 1998. Prior to that declaration, the Company had paid quarterly dividends of $0.26 per share dating back to May 30, 1997 when the Board voted to increase the dividend from $0.25 to $0.26 per share.
46
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996
(Thousands of Dollars)


NOTE L-Statutory Balances

	Following is a GAAP to Statutory reconciliation for both earnings and policyholders surplus for the combined operations of Commerce, Citation and Commerce West:

					     	      1998          	   1997
1996
					    Earnings  Equity     Earnings   Equity
Earnings    Equity
GAAP............................  $ 93,888  $649,751   $101,528
$609,416  $ 74,432   $550,151
Deferred income taxes...........    (1,971)    5,423      4,039
8,352       929      2,165
Deferred acquisition costs......    (3,495)  (88,759)    (2,296)
(85,264)  (15,808)   (82,968)
Bonds-book versus market........       -     (18,786)       -
(23,812)      -      (16,194)
Preferred stock-market versus
 book...........................       -      (1,307)       -
(429)      -         (331)
Deferred income.................      (326)    6,744       (697)
7,071      (963)     7,768
Deferred service fee income.....        91     3,411      1,784
3,139     1,538      1,538
Deferred reinsurance
 commissions....................     5,728    10,253     (1,267)
4,424     2,082      5,796
Statutory reserve over statement
 reserves.......................       -      (4,072)       -
(8,567)      -       (5,397)
Goodwill in subsidiary..........      (291)    1,936       (291)
2,226      (270)     2,515
Difference in GAAP to statutory
 net income in subsidiary.......        80       -           57       -
416        -
Other...........................       -      (1,091)       -
42         4       (304)
     Total adjustments..........      (184)  (86,248)     1,329
(92,818)  (12,072)   (85,412)
Statutory.......................  $ 93,704  $563,503   $102,857
$516,598  $ 62,360   $464,739

NOTE M-Segment Information

	The Company has three reportable segments: (1) property and casualty insurance; (2) real estate and commercial lending; and, (3) corporate and other. The Company's property and casualty insurance operations are written through Commerce, Citation and Commerce West and are marketed to affinity groups, individuals, families and businesses through the Company's relationships with professional independent insurance agencies. The Company's real estate and commercial lending operations are a result of insurance companies having the authorization to invest in mortgages. The Company's wholly-owned subsidiary, Bay Finance Company, Inc., originates and services residential and commercial mortgages in Massachusetts and Connecticut. The corporate and other segment represents the remainder of the Company's activities, including those of the parent company.

	The Company evaluates performance and allocates resources based primarily on the property and casualty insurance segment which represents 99.0% of the Company's total revenue for the past three years. The accounting policies of the reportable segments are the same as those described in Note A - Summary of Significant Accounting
Polices.















47
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996
(Thousands of Dollars Except for Per Share Data)


NOTE M-Segment Information - (continued)

Selected information by industry segment for 1998, 1997 and 1996 is summarized as follows:

										Earnings
Before	Identifiable
								Revenue	  Income
Taxes 	   Assets
1998
  Property and casualty insurance............   $843,798        $117,259
$1,672,999
  Real estate and commercial lending.........      5,049           5,049
74,070
  Corporate and other........................      3,483           2,159
8,914
	Consolidated...........................   $852,330        $124,467
$1,755,983

1997
  Property and casualty insurance............   $833,482        $132,722
$1,659,374
  Real estate and commercial lending.........      4,448           4,448
83,420
  Corporate and other........................      3,383
(9,475)          11,959
	Consolidated...........................   $841,313        $127,695
$1,754,753

1996
  Property and casualty insurance............   $740,707        $ 91,242
$1,590,695
  Real estate and commercial lending.........      4,249           4,249
75,255
  Corporate and other........................      3,301
(3,478)          10,849
	Consolidated...........................   $748,257        $ 92,013
$1,676,799

NOTE N-Supplement to Consolidated Statements of Cash Flows

	During the years ended December 31, 1998 and 1997, the Company did not acquire any property through foreclosure of mortgages. During 1996, the Company acquired property through foreclosure of mortgages held with remaining principal balances at the time of foreclosure of $245.


NOTE O-Insolvency Fund Assessments

	As provided in the statutes, insurance companies which write business in Massachusetts are assessed for losses attributable to the insolvency of other insurance companies by the Massachusetts Insurers Insolvency Fund ("M.I.I.F."). From its inception, on August 2, 1972 through December 31, 1998, the M.I.I.F. has approved assessments totaling $126,822, of which the Company's share was approximately $7,269. It is anticipated that there will be additional assessments from time to time relating to various insolvencies. By statute, no insurer may be assessed in any year an amount greater than two percent of that insurer's net direct written premiums for the calendar year preceding the assessment. Although the timing and amounts of any such assessments are not known, Management is of the opinion that such assessments will not have a material effect on the consolidated financial position of the Company. According to statute, the assessed insurance companies have the right to recoup amounts paid to the M.I.I.F., over a reasonable length of time, through premium rates approved by the Commissioner. The Company's policy has been to recognize the recovery of the assessed amounts as received. Refunds of assessments by the M.I.I.F. for the year ended December 31, 1998 and 1997 were $271 and $283, respectively. Assessments by the M.I.I.F. for the year ended December 31, 1996 were $742.

	In 1997, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 97-3 Accounting by Insurance and Other Enterprise for Insurance-Related Assessments ("SOP 97-3") effective for financial statements issued for periods ending after December 31, 1998. This statement provides guidance on accounting by insurance companies on the timing of recognition, the methods of measurement, and the required disclosures for guaranty fund and other related assessments. The Company believes that the adoption of this statement will not have a material impact on the Consolidated Financial Statements.

48
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996
(Thousands of Dollars Except for Per Share Data)


NOTE P-Quarterly Results of Operations (Unaudited)

An unaudited summary of the Company's 1998 and 1997 quarterly performance is as follows:

1998								   First      Second
Third     Fourth
								  Quarter     Quarter
Quarter    Quarter
Total revenues.................................  $214,380    $217,610
$206,060   $214,280
Net earnings...................................    25,235      19,585
29,861     21,811
Comprehensive income...........................    23,953      16,473
32,417     21,712
Net earnings excluding the after-tax impact
 of net realized investment gains (losses)(1)..    22,764      18,752
29,862     20,714
Net earnings per weighted average common
  share (basic and diluted)....................      0.70        0.54
0.83       0.61
Basic and diluted net earnings per common
 share excluding the after-tax impact of net
 realized investment gains (losses)(1)........       0.63        0.52
0.83       0.58
Cash dividends paid per share..................      0.26        0.27
0.27       0.27


1997
Total revenues.................................  $199,069    $205,589
$225,131   $211,524
Net earnings...................................    16,638      19,971
35,012     24,594
Comprehensive income...........................    12,355      30,328
27,722     30,283
Net earnings excluding the after-tax impact
 of net realized investment gains (losses)(1)..    16,830      18,531
21,365     24,688
Net earnings per weighted average common
  share (basic and diluted)....................      0.46        0.56
0.97       0.68
Basic and diluted net earnings per common
 share excluding the after-tax impact of net
 realized investment gains (losses)(1)........       0.47        0.52
0.59       0.68
Cash dividends paid per share..................      0.25        0.26
0.26       0.26

(1) The above figures are presented to provide information to the reader due to the amount of, and fluctuations in, net realized gains and losses. The amounts noted, commonly known as
    Operating Income, are important measures of corporate performance.

NOTE Q-Subsequent Events (Unaudited)

	Commerce, a subsidiary of the Company, formed a joint venture (ACIC Holding Co., Inc.) in November 1998 with AAA Southern New England ("AAA SNE") and completed the subsequent acquisition of ACIC, located in Columbus, Ohio. in January 1999. ACIC writes automobile and homeowners insurance solely through 38 AAA automobile clubs. Commerce and AAA SNE intend that ACIC will retain its management team and staff and continue to have its principle office in Columbus, Ohio. In early 1999, Commerce invested $90.8 million in the joint venture (ACIC Holding Co., Inc.) to fund the ACIC acquisition and to capitalize the joint venture that will be owned together with AAA SNE. Of this $90.8 million, Commerce invested $90 million in the form of preferred stock and an additional $800 representing its 80% common stock ownership. The terms of the preferred stock call for quarterly cash dividends at the rate of 10% per annum. AAA SNE invested $200 representing its 20% common stock ownership. Commerce intends to consolidate ACIC Holding Co., Inc., and it's wholly-owned subsidiary, ACIC, for financial reporting purposes. Since 1995, Commerce has maintained an affinity group marketing relationship with AAA Insurance Agency, Inc., a subsidiary of AAA SNE. AAA Insurance Agency, Inc. has been an agent of Commerce since 1985.





49
<page



SELECTED CONSOLIDATED FINANCIAL DATA

	The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. This financial data has been extracted from financial statements audited by Ernst & Young LLP in 1998 and 1997 and by other auditors in 1994 through 1996. All dollar amounts set forth in the following tables are in thousands except per share data.

									Year ended December 31,

						    1998         1997        1996
1995        1994
Statement of Earnings Data:
  Net premiums written...........	$  745,048   $  741,501  $  711,570  $
603,421  $  589,197
  (Increase) decrease in
    unearned premiums............	       572      (11,004)    (42,854)
(10,831)    (17,144)
  Earned premiums................	   745,620      730,497     668,716
592,590     572,053
  Net investment income..........	    86,501       80,972      77,402
71,313      62,901
  Premium finance and service
    fees.........................	    13,440        7,074       9,713
19,420      18,497
  Net realized investment gains
   (losses)......................	     6,769       22,770      (7,574)
712      45,612
       Total revenues............	   852,330      841,313     748,257
684,035     699,063

  Losses and loss adjustment
   expenses......................	   531,429      526,127     475,231
367,552     369,660
  Policy acquisition costs.......	   196,434      187,491     181,013
166,741     157,415
       Total expenses............	   727,863      713,618     656,244
534,293     527,075

  Earnings before income taxes...	   124,467      127,695      92,013
149,742     171,988
  Income taxes...................	    27,975       31,480      18,049
39,541      49,405
       Net earnings..............	$   96,492   $   96,215  $   73,964  $
110,201  $  122,583

       Comprehensive Income......   $   94,555   $  100,368  $   80,539  $
169,119  $   35,941

Per Share Data:
       Basic and diluted
         net earnings per share..   $     2.68   $     2.67  $     2.04  $
2.93  $     3.23

       Cash dividends paid per
         share...................   $     1.07   $     1.03  $     0.81  $
0.23  $     0.15

Weighted average number of
 shares outstanding..............   36,042,652   36,044,679  36,311,887
37,632,236  38,000,000

									    December 31,

						    1998	     1997	     1996
1995	     1994
Balance Sheet Data:
  Total investments..............   $1,257,900   $1,242,695  $1,167,671
$1,096,778  $  905,031
  Premiums receivable............      162,878      169,469     157,835
127,047     102,432
  Total assets...................    1,755,983    1,754,753   1,676,799
1,564,175   1,382,226
  Unpaid losses and loss
   adjustment expenses...........      596,996      649,473     662,832
626,029     599,502
  Unearned premiums..............      391,424      379,599     367,991
330,454     314,719
  Stockholders' equity...........      705,785      649,796     587,039
549,714     413,589
  Stockholders' equity per share.        19.58        18.03       16.28
14.96       10.88





50
<page



MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS
(Thousands of Dollars)

	The following exhibits depict the progress of the insurance operations of the Company over the past fifteen years. For these years of operation, net premiums written amounted to $5,502,344. During this period, the average statutory financial ratios were 68.2% for losses and loss expenses and 26.8% for underwriting expenses resulting in an average combined ratio of 95.0%. Total net investment income amounted to $598,469 or 10.9% of net premiums written. Net realized gains were $94,199. Stockholders' equity was $18,219 at the beginning of 1984 and $649,751, at the end of 1998, resulting in an average annual increase in excess of 26.9%. The progress of the insurance operations during the most recent five year period, compared to the two previous five year periods, can best be illustrated by the following comparison:

											5-Year
Period

									  1994-98
1989-93	    1984-88
Direct premiums written............................	$3,549,019
$2,324,133   $795,206

Net premiums written...............................	 3,390,737
1,743,511    368,096

Net investment income..............................	   379,053
172,448     46,968

Net realized gains.................................	    54,436
33,629      6,134

Stockholders' equity at end of period..............	   649,751
351,631     67,205

Statutory Financial Ratios (Unaudited)
  Losses and loss expenses to premiums earned......	      68.5%
66.1%      75.1%

  Underwriting expenses to net premiums written....	      26.8
27.4       23.9
	Combined ratio...............................	      95.3%
93.5%      99.0%

Increase in Stockholders' Equity...................	      84.8%
423.2%     268.9%


The insurance operations of the Company include the operating results of Commerce, its subsidiary company, Commerce West, and Citation. Citation commenced business in 1981 as a wholly-owned subsidiary of Commerce. On December 31, 1989, the ownership of Citation was transferred to The Commerce Group, Inc. In September 1993, ownership of both Commerce and Citation was transferred from The Commerce Group, Inc. to CHI, a subsidiary of The Commerce Group, Inc. Results of Commerce West are included since its acquisition by Commerce on August 31, 1995. The combined balance sheets of these insurance subsidiaries appear on pages 52 and 53. The combined statements of earnings of insurance operations appear on pages 54 and 55.
















51
<page


MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED BALANCE SHEETS OF INSURANCE SUBSIDIARIES
December 31,
(Thousands of Dollars)

                                         1998       1997         1996
1995        1994



ASSETS
Cash and short-term investments..... $   75,655  $  238,685  $  140,102
$   52,308  $    4,560
Bonds, at market (at amortized cost
 prior to 1993).....................    619,267     590,597     716,702
815,277     745,010
Preferred stocks, at market (at
 amortized cost prior to 1993)......    197,425     148,499     147,680
111,220      85,574
Common stocks, at market............    283,961     178,089      86,041
40,359       9,656
Mortgage loans on real estate.......     46,573      57,425      45,398
31,404      35,715
Other investments...................      7,825       3,783         127
-           -
Premium balances receivable.........    162,704     169,311     157,673
126,090     101,529
Investment income receivable........     13,544      12,103      12,655
14,440      13,285
Residual market receivable..........    153,220     180,799     195,213
200,124     214,818
Reinsurance receivable..............     36,687      18,170      19,659
21,897      16,892
Deferred acquisition costs..........     88,759      85,264      82,968
67,160      59,066
Current income taxes................      2,773         -           -
-           -
Deferred income taxes...............        -           -           -
2,100      38,180
Real estate, furniture and equipment     27,885      29,060      26,011
24,642      25,246

	 Total assets................. $1,716,278  $1,711,785  $1,630,229
$1,507,021  $1,349,531

LIABILITIES

Unpaid losses and loss expenses..... $  592,174  $  637,094  $  657,854
$  618,791  $  592,373
Unearned premiums...................    391,424     379,599     367,991
330,454     314,719
Notes payable.......................        -           -           -
-           -
Deferred income.....................      6,948       7,271       7,974
8,954      10,451
Accounts payable, accrued and other
 liabilities........................     70,558      60,332      41,368
34,351      43,433
Current income taxes................        -         9,635       2,726
1,596      10,254
Deferred income taxes...............      5,423       8,438       2,165
-           -
	 Total liabilities............  1,066,527   1,102,369   1,080,078
994,146     971,230

STOCKHOLDERS' EQUITY

Capital stock.......................      3,620       3,600       3,600
3,450       3,450
Paid-in capital.....................     45,050      45,050      45,050
23,700      23,700
Retained earnings
  Balance, January 1................    560,766     501,501     485,725
351,151     339,481
  Net earnings......................     93,888     101,528      74,432
110,450     113,892
  Other comprehensive income (loss).     (1,935)      4,152       6,574
58,919     (77,622)
  Dividends paid....................    (51,638)    (46,415)    (65,230)
(34,795)    (24,600)
Balance, December 31................    601,081     560,766     501,501
485,725     351,151
	 Total stockholders' equity...    649,751     609,416     550,151
512,875     378,301
	 Total liabilities and
	   stockholders' equity....... $1,716,278  $1,711,785  $1,630,229
$1,507,021  $1,349,531



52
<page


MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED BALANCE SHEETS OF INSURANCE SUBSIDIARIES
December 31,
(Thousands of Dollars)

     1993       1992     1991     1990     1989     1988     1987      1986
1985     1984



ASSETS
$   12,615 $   25,809 $ 11,190 $ 38,654 $ 84,308 $ 60,885 $ 21,051  $
10,048 $ 11,802 $  7,953

   649,491    505,565  329,935  242,735  153,621  133,867  116,220
88,755   56,985   34,422

    80,059      2,261      869    1,010    1,324    1,606    2,295
6,755    9,956   10,837
    47,462     43,545   30,055    4,869    2,900    1,921    1,438
149      134    1,494
    42,042     60,697   66,122   56,124   52,244   42,882   15,931       -
-      7,825
       -       67,876   55,510   57,733   56,713   33,727   19,329
11,817    8,194    6,028
    94,333        -        -        -        -        -        -         -
-        -
    10,205      9,710    6,063    4,235    3,093    2,889    2,370
2,485    1,722    1,286
   220,312    274,426  277,196  290,440  268,951  198,177  132,725
87,178   50,327   29,187
    12,868        365      -        -         -        -        -         -
-        -
    53,647     55,442   33,981   27,273   22,702   15,699   10,898
7,129    5,417    3,968
       -          -        -        -        341      266      -
2,209    1,294      -
       -          -        883    1,666      -        -        -         -
-        -
    22,371     23,183   24,163   25,046   23,118    9,684    8,356
7,370    5,648    3,136

$1,245,405 $1,068,879 $835,967 $749,785 $669,315 $501,603 $330,613
$223,895 $151,479 $106,136

LIABILITIES

$  567,797 $  495,800 $439,551 $403,752 $345,020 $270,628 $169,539
$113,513 $ 71,525 $ 44,425
   283,526    264,567  192,785  175,334  174,345  118,079   84,876
55,378   36,024   23,585
       -          -        -      1,662    1,837    2,013    2,204
3,772    4,140    2,858
     7,351      8,384   12,918   20,264   23,689   23,307   11,058
7,503    4,208    3,173

    16,564     20,863    7,677   21,065   27,513   19,350   14,532
8,532    4,162    4,479
     4,867      9,249    5,811    3,542      -        -        470       -
-        418
    13,669      4,400      -        -      1,623    1,021    1,853
3,736    3,623    2,610
   893,774    803,263  658,742  625,619  574,027  434,398  284,532
192,434  123,682   81,548

STOCKHOLDERS' EQUITY

     3,450      3,450    3,450    3,450    3,450    2,350    2,350
2,350    2,350    2,350
     8,700      8,700    8,700    8,700    8,700    6,500    6,500
6,500    6,500    6,500

   253,466    165,075  112,016   83,138   62,877   37,231   22,611
18,947   15,738   10,469
    79,837     91,980   55,214   32,414   21,966   21,837   15,614
4,362    4,025    6,033

    21,928      9,811    2,545      (86)     645      321      (54)
7     (158)    (179)
   (15,750)   (13,400)  (4,700)  (3,450)  (2,350)  (1,034)    (940)
(705)    (658)    (585)
   339,481    253,466  165,075  112,016   83,138   58,355   37,231
22,611   18,947   15,738
   351,631    265,616  177,225  124,166   95,288   67,205   46,081
31,461   27,797   24,588

$1,245,405 $1,068,879 $835,967 $749,785 $669,315 $501,603 $330,613
$223,895 $151,479 $106,136




53
<page



MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS
Year Ended December 31,
(Thousands of Dollars)

							   1998      1997      1996
1995     1994
Underwriting
  Direct premiums written..............	$796,858  $768,649  $731,823
$626,666  $625,023

  Net premiums written.................	$745,048  $741,501  $711,570
$603,421  $589,197
  Increase (decrease) in unearned
   premiums............................	    (572)   11,004    42,854
10,831    17,144
	Earned premiums..................	 745,620   730,497   668,716
592,590   572,053

Expenses
  Losses and loss expenses.............	 533,523   521,775   474,173
367,258   369,764
  Underwriting expenses................	 200,525   185,146   194,873
171,892   162,446
  (Increase) decrease in deferred
   acquisition costs...................	  (3,495)   (2,296)  (15,809)
(5,723)   (5,420)
	Total expenses...................	 730,553   704,625   653,237
533,427   526,790
Underwriting income (loss).............	  15,067    25,872    15,479
59,163    45,263
Net investment income..................	  86,664    81,396    76,867
71,007    63,119
Premium finance fees...................	  13,426     7,056     9,666
19,246    18,315
Net realized investment gains (losses).	   6,645    22,909    (7,863)
720    32,025
	Earnings before Federal income
	taxes and withdrawing companies'
	settlements......................	 121,802   137,233    94,149
150,136   158,722

Other income
  Withdrawing companies' settlements...	    -          -         -
-         -
Earnings before Federal income taxes...	 121,802   137,233    94,149
150,136   158,722
Federal income taxes (benefits)........	  27,914    35,705    19,717
39,686    44,830
Earnings before cumulative effect of
 change in accounting principle........	  93,888   101,528    74,432
110,450   113,892
Cumulative effect on prior years (to
 December 31, 1986) of changing to
 different method of accounting for
 income taxes..........................	     -         -         -
-         -
	NET EARNINGS.....................	$ 93,888  $101,528  $ 74,432
$110,450  $113,892

Statutory Financial Ratios (Unaudited)
  Losses and loss expenses to
   premiums earned.....................	  71.6%     71.4%     70.9%
62.0%     64.6%
  Underwriting expenses to net
   premiums written....................	  26.5      25.1      27.1
29.0      27.1
	Combined ratio...................	  98.1%     96.5%     98.0%
91.0%     91.7%
	Underwriting profit (loss).......	   1.9%      3.5%      2.0%
9.0%      8.3%










54
<page



MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS
Year Ended December 31,
(Thousands of Dollars)

  1993     1992      1991      1990     1989      1988     1987
1986     1985      1984

$601,289 $525,495  $429,780  $401,077 $366,492  $306,469 $206,231
$131,807  $85,000  $65,699

$563,416 $508,847  $310,999  $219,936 $140,313  $124,923 $ 99,193  $
60,808  $49,229  $33,943
  14,856   98,353    30,193    34,692   12,655     9,678   13,428
6,775    6,392    2,137
 548,560  410,494   280,806   185,244  127,658   115,245   85,765
54,033   42,837   31,806


 373,243  271,848   173,901   125,219   88,564    80,203   65,299
44,205   33,548   19,567
 147,290  138,669    85,655    55,551   44,181    33,115   25,882
18,460   15,177   11,241

   1,796  (21,462)   (6,708)   (4,571)  (7,003)   (4,801)  (3,769)
(1,712)  (1,448)    (911)
 522,329  389,055   252,848   176,199  125,742   108,517   87,412
60,953   47,277   29,897
  26,231   21,439    27,958     9,045    1,916     6,728   (1,647)
(6,920)  (4,440)   1,909
  52,868   39,685    32,661    25,978   21,256    15,999   10,896
7,554    6,835    5,684
  16,486   13,734    11,165    10,074    8,095     4,592    3,021
1,436      531      324
  13,040   12,368     7,529        74      618     2,298    3,423
185      336     (108)


 108,625   87,226    79,313    45,171   31,885    29,617   15,693
2,255    3,262    7,809


     -     43,168       -         -        -         -        -
-        -        -
 108,625  130,394    79,313    45,171   31,885    29,617   15,693
2,255    3,262    7,809
  28,788   38,414    24,099    12,757    9,919     7,780    2,987
(2,107)    (763)   1,776

  79,837   91,980    55,214    32,414   21,966    21,837   12,706
4,362    4,025    6,033



     -        -         -         -        -         -      2,908
-        -        -

$ 79,837 $ 91,980  $ 55,214  $ 32,414 $ 21,966  $ 21,837 $ 15,614  $
4,362  $ 4,025  $ 6,033



  68.0%    66.2%     61.9%     65.7%     68.0%     69.5%    79.4%
83.5%    79.7%    63.6%

  25.7     28.1      30.0      26.7      26.3      22.0     22.5
24.4     28.1     27.8
  93.7%    94.3%     91.9%     92.4%     94.3%     91.5%   101.9%
107.9%   107.8%    91.4%
   6.3%     5.7%      8.1%      7.6%      5.7%      8.5%    (1.9%)
(7.9%)   (7.8)%    8.6%










55
<page


THE COMMERCE GROUP, INC.

DIRECTORS

<capton>
Herman F. Becker.........................	President and owner, Sterling
Realty and Huguenot 							Development
Corporation

Joseph A. Borski, Jr.....................	Self-employed Certified Public
Accountant

Eric G. Butler...........................	Retired Vice President and
General Claims Manager
							of Commerce and Citation

Henry J. Camosse.........................	Retired President, Henry
Camosse & Sons Co., Inc., 							a
building and masonry supplies company

Gerald Fels..............................	Executive Vice President and
Chief Financial 								Officer of
the Company

David R. Grenon..........................	Chairman Emeritus and
Assistant Clerk of The
							Protector Group Insurance
Agency, Inc., a property
							and casualty insurance agency

Robert W. Harris.........................	Retired Treasurer, H.C.
Bartlett Insurance Agency, 							Inc.

Robert S. Howland........................	Retired Clerk, H.C. Bartlett
Insurance Agency, 								Inc.

John J. Kunkel...........................	President and Treasurer,
Kunkel Buick and GMC
							Truck, Treasurer, Kunkel Bus
Company

Raymond J. Lauring.......................	Retired President, Lauring
Construction Company

Roger E. Lavoie..........................	Retired President and
Treasurer, Lavoie Toyota-
	Dodge, Inc.

Normand R. Marois........................	Retired Chairman of the Board,
Marois Bros., Inc.,
							a contracting firm

Suryakant M. Patel.......................	Physician specializing in
internal medicine

Arthur J. Remillard, Jr..................	President, Chief Executive
Officer and Chairman
							of the Board of the Company

Arthur J. Remillard, III.................	Senior Vice President and
Assistant Clerk of
							the Company, Senior Vice
President of Commerce
							and Citation in charge of
Policyholder Benefits

Regan P. Remillard....................... Senior Vice President and
General Counsel
                                          of the Company; President and
Secretary of
                                          Commerce West Insurance
Company; President of
                                          ACIC Holding Co., Inc.; Vice
Chairman of the
                                          Board and Chief Executive
Officer of American
                                          Commerce Insurance Company

Antranig Sahagian........................	Retired Owner, A. Sahagian
Service Center

Gurbachan Singh..........................	Physician specializing in
general surgery

John W. Spillane.........................	Clerk of the Company and
practicing attorney





56
<page


                               DIRECTORS OF
                               COMMERCE HOLDINGS, INC.
                               The Commerce Insurance Company
Commerce West Insurance Company
                                   Citation Insurance Company

Arthur J. Remillard, Jr...........     President, Chief Executive
Officer and Chairman of
the Board

Gerald Fels.......................     Executive Vice President and
Chief Financial Officer

Arthur J. Remillard, III (1)......     Senior Vice President and Clerk

Regan P. Remillard................     Senior Vice President and General
Counsel, President
and Secretary of Commerce West
Insurance Company

David R. Grenon (1)...............     Chairman Emeritus and Assistant
Clerk of The Protector Group
Insurance Agency

John M. Nelson (1)................     Chairman of TJX Companies

Suryakant M. Patel (1)............     Physician specializing in
internal medicine

William G. Pike (1)...............     Executive Vice President and
Chief Financial Officer
of Granite State Bankshares, Inc.

                               DIRECTORS OF
                               ACIC Holding Co., Inc.(2)
                                 American Commerce Insurance Company

H. Thomas Rowles..................     Chairman of the Board and Chief
Executive Officer of ACIC Holding
Co., Inc.; Chairman of the Board
of American Commerce Insurance
Company; President, Chief
Executive Officer and Director of
AAA Southern New England

Regan P. Remillard................     President of ACIC Holding Co.,
Inc.; Vice Chairman of the Board
and Chief Executive Officer of
American Commerce Insurance
Company; Senior Vice President
and General Counsel of The
Commerce Group, Inc.; President
and Secretary of Commerce West
Insurance Company

Mark A. Shaw......................     Treasurer of ACIC Holding Co.,
Inc., Executive Vice
President and Chief Operating
Officer of the AAA Southern New
England

Gerald Fels.......................     Executive Vice President and
Chief Financial Officer of The
Commerce Group, Inc.

Patrick W. Doherty (3)............     President and Chief Executive
Officer of AAA Oklahoma

Terry R. Farias (3)...............     President and Chief Executive
Officer of AAA Hoosier
Motor Club

Roger L. Graybeal (3).............     President and Secretary of AAA
Oregon/Idaho

Gerald P. Hogan(3)................     President and Chief Operating
Officer of American
Commerce Insurance Company

D. James McDowell (3).............     President of AAA Arizona

Peter C. Ohlheiser (3)............     President of Ohio Motorists
Association

(1) Commerce Holdings, Inc., The Commerce Insurance Company and Citation Insurance Company
    only.
(2) Incorporated in November, 1998. 80% owned by The Commerce Insurance Company and 20%
    owned by AAA Southern New England.
(3) American Commerce Insurance Company only, which was acquired in
January 1999.
57
<page








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




























58
<page


                                  THE COMMERCE GROUP, INC.
                                    Commerce Holdings, Inc.
                                      The Commerce Insurance Company
                                        Commerce West Insurance Company
                                        ACIC Holding Co., Inc.(1)
                                          American Commerce Insurance
Company(2)
                                      Citation Insurance Company
                                    Bay Finance Company, Inc.
                                    Clark-Prout Insurance Agency, Inc.

OFFICERS OF THE COMMERCE GROUP, INC.

President, Chief Executive Officer and Chairman of the Board.....     Arthur
J. Remillard, Jr.
Executive Vice President and Chief Financial Officer.............     Gerald
Fels
Senior Vice President and Assistant Clerk........................     Arthur
J. Remillard, III
Senior Vice President and General Counsel........................     Regan
P. Remillard
Senior Vice President............................................     Mary
M. Fontaine
Vice President and Associate General Counsel.....................     James
A. Ermilio
Clerk............................................................     John
W. Spillane
Treasurer and Chief Accounting Officer...........................
Randall V. Becker
Assistant Treasurer..............................................     Thomas
A. Gaylord
Assistant Vice President.........................................     Robert
E. McKenna

Officers of Massachusetts Subsidiaries (3)

President, Chief Executive Officer and Chairman of the Board.....     Arthur
J. Remillard, Jr.

Executive Vice President and Chief Financial Officer.............     Gerald
Fels

Senior Vice Presidents...........................................     David
H. Cochrane
                                                                      Peter
J. Dignan
                                                                      Mary
M. Fontaine
                                                                      Arthur
J. Remillard, III
                                                                      Joyce
B. Virostek

Senior Vice President and General Counsel........................     Regan
P. Remillard

Vice Presidents..................................................
Elizabeth M. Edwards
                                                                      Karen
A. Lussier

Michael J. Richards

Angelos Spetseris
                                                                      Henry
R. Whittier, Jr.

Vice President and Associate General Counsel.....................     James
A. Ermilio

Assistant Vice Presidents.......................David P. Antocci      Susan
A. Horan
                                                Robert M. Blackmer    John
V. Kelly
                                                Stephen R. Clark      Ronald
J. Lareau
                                                Raymond J. DeSantis   Donald
G. MacLean
                                                Warren S. Ehrlich     Robert
E. McKenna
                                                Richard W. Goodus     Robert
L. Mooney
                                                James E. Gow
Kenneth E. Morrison
                                                                      Emile
E. Riendeau

Treasurer and Chief Accounting Officer...........................
Randall V. Becker

Assistant Treasurer..............................................     Thomas
A. Gaylord

(1) Incorporated in November, 1998. 80% owned by The Commerce Insurance Company and 20% owned by
    AAA Southern New England.
(2) Acquired by ACIC Holding Co., Inc. in January, 1999.
(3) Massachusetts subsidiaries include The Commerce Insurance Company, Citation Insurance
    Company, Bay Finance Company, Inc. and Clark-Prout. Officers often hold positions with several operating subsidiaries. The titles listed represent their primary office as of
    March 1, 1999.
59
<page







Officers of ACIC Holding Co., Inc.

Chairman of the Board and Chief Executive Officer...............      H.
Thomas Rowles
President.......................................................
Regan P. Remillard
Treasurer.......................................................
Mark A. Shaw
Secretary.......................................................
James A. Ermilio




Officers of American Commerce Insurance Company

Chairman of the Board...........................................      H.
Thomas Rowles
Vice Chairman of the Board and Chief Executive Officer..........
Regan P. Remillard
President and Chief Operating Officer...........................
Gerald P. Hogan
Senior Vice President and Secretary.............................
Thomas E. Berridge
Senior Vice President...........................................
Carol R. Blaine
Vice President, Chief Financial Officer and Treasurer...........
Curt C. Anderson
Vice Presidents.................................................
Timothy M. Montgomery

Thomas E. Timbrook




Officers of Commerce West Insurance Company

Chairman of the Board...........................................
Arthur J. Remillard, Jr.
President, Chief Executive Officer and Secretary................
Regan P. Remillard
Chief Financial Officer.........................................
Michael V. Vrban
Chief Reporting Officer.........................................
Albert E. Peters
Investment Officer..............................................
Gerald Fels
Vice Presidents.................................................
Howard M. Dreyfus

Albert H. Harris

Tushar M. Kothare
Assistant Vice President........................................
Michael J. Berryessa
Treasurer and Controller........................................
Joan M. Kelly



















60
<page



Stockholder Information


Annual Meeting

The Annual meeting of stockholders will be held at 9:00 a.m. on Friday, May 21, 1999 at the Company's Underwriting Building, 11 Gore Road (Route
16), Webster, MA.

Form 10-K

Stockholders interested in the detailed information contained in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission, may obtain a copy without charge, by writing to the Assistant to the President at 211 Main Street, Webster, MA 01570.

Transfer Agent

The Commerce Group, Inc.
c/o BANKBOSTON, NA
    EquiServe, L.P.
P.O. Box 8040
Boston, MA 02266-8040
(781) 575-3100
http://www.equiserve.com


Executive Offices

211 Main Street
Webster, MA 01570
(508) 943-9000

Company Website

http://www.commerceinsurance.com


Trading of Common Stock

The Company's Common Stock trades on the NYSE under the symbol "CGI".

Independent Auditors

Ernst & Young LLP
200 Clarendon Street
Boston, MA 02116
(617) 266-2000
http://www.ey.com













61
<page










vii





123