Form 10-Q
period 1999-03-31
COMMERCE GROUP INC /MA
filed 1999-05-14
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1999            Commission File Number 0-16882



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

As of May 1, 1999, the number of shares outstanding of the
registrant's common stock (excluding Treasury Shares) was
34,856,752


Page 1 of 24
<page




The Commerce Group, Inc.



Table of Contents


                                                                                    Page No.

Part I - Financial Information
Consolidated Balance Sheets at
    March 31, 1999 (Unaudited) and December 31,
1998..................................................         3

Consolidated Statements of Earnings for the
    Three Months Ended March 31, 1999 and 1998
(Unaudited)........................................         4

Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 1999 and 1998
(Unaudited)........................................         5

Consolidated Statements of Cash Flows - Reconciliation of Net Earnings to Net Cash
    Provided by Operating Activities for the Three Months Ended March 31, 1999
    and 1998
(Unaudited)......................................................................................
 ...........         6

Notes to Unaudited Consolidated Financial
Statements....................................................         7

Management's Discussion and
Analysis...........................................................................        11



Part II - Other Information


Item 6
    Exhibits and Reports on Form 8-
K.............................................................................       24

Signature
 .................................................................................................
 .....................       24





- 2 -
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)



March 31,   December 31,

1999           1998

(Unaudited)
                                                           ASSETS
    Investments:
      Fixed maturities, at market (cost:  $720,952 in 1999 and $600,482 in
1998).......................   $  735,146    $  619,267
      Preferred stocks, at market (cost:  $195,159 in 1999 and $200,270 in
1998).......................      191,450       197,425
      Common stocks, at market (cost:  $283,161 in 1999 and $261,360 in
1998)..........................      280,503       283,961
      Mortgage loans on real estate and collateral notes receivable (less allowance for possible loan
        losses of $2,225 in 1999 and $2,301 in
1998)...................................................       70,700        73,510
      Cash and cash
equivalents........................................................................        9,021
75,912
      Other investments (cost:  $9,627 in 1999 and $7,450 in
1998).....................................       10,002         7,825
          Total
investments............................................................................
1,296,822     1,257,900

    Accrued investment
income..........................................................................       15,234
13,662
    Premiums receivable (less allowance for doubtful receivables of $1,450 in 1999 and
1998)...........      224,197       162,878
    Deferred policy acquisition
costs..................................................................      106,332        88,759
    Property and equipment, net of accumulated
depreciation............................................       35,636        35,854
    Residual market receivable
      Losses and loss adjustment
expenses..............................................................      112,171       111,784
      Unearned
premiums................................................................................
40,564        41,436
    Due from
reinsurers................................................................................
48,224        36,687
    Deferred income
taxes..............................................................................        6,421
-
    Non compete
agreement..............................................................................
3,442           -
    Other
assets.......................................................................................
8,599         7,023

          Total
assets.................................................................................
$1,897,642    $1,755,983


                                            LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
      Losses and loss adjustment
expenses..............................................................   $  668,420    $  596,996
      Unearned
premiums................................................................................
486,711       391,424
      Current income
taxes.............................................................................        2,427
4,061
      Deferred income
taxes............................................................................          -
3,769
      Deferred
income..................................................................................
7,388         6,948
      Contingent commissions
accrued...................................................................       28,617
22,067
      Payable for securities
purchased.................................................................          503
62
      Negative
goodwill................................................................................
11,965           -
      Other liabilities and accrued
expenses...........................................................       29,755        24,871

          Total
liabilities............................................................................
1,235,786     1,050,198


    Minority
interest..................................................................................
2,940           -

    Stockholders' equity
      Preferred stock, authorized 5,000,000 shares at $1.00 par value; none issued in 1999 and
1998....          -             -
      Common stock, authorized 100,000,000 shares at $.50 par value;
        issued and outstanding 38,000,000 shares in 1999 and
1998......................................       19,000        19,000
      Paid-in
capital..................................................................................
29,621        29,621
      Net accumulated other comprehensive income, net of income taxes of $3,007 in 1999 and
       $13,621 in
1998.................................................................................        5,584
25,295
      Retained
earnings................................................................................
676,005       670,556
												         730,210
744,472
       Treasury stock 3,143,248 shares in 1999 and 1,957,348 share in
1998.............................      (71,294)      (38,687)

          Total stockholders'
equity...................................................................      658,916
705,785

          Total liabilities and stockholders'
equity...................................................   $1,897,642    $1,755,983





The accompanying notes are an integral part of these consolidated financial statements.

- 3 -
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended March 31, 1999 and 1998
(Thousands of Dollars Except Share and Per Share Data)
(Unaudited)


                                                                                        1999
1998
    Revenues
      Direct premiums written.........................................              $  279,952
$  248,303
      Assumed premiums................................................                  22,677
26,494
      Ceded premiums..................................................                 (28,110)
(24,244)
        Net premiums written..........................................                 274,519
250,553

      Increase in unearned premiums...................................                 (71,537)
(63,502)
      Earned premiums ................................................                 202,982
187,051

      Net investment income...........................................                  20,810
20,830
      Premium finance and service fees................................                   3,860
2,591
      Net realized investment gains (losses)..........................                    (420)
3,801


               Total revenues.........................................                 227,232
214,273

    Expenses
      Losses and loss adjustment expenses.............................                 154,158
129,226
      Policy acquisition costs........................................                  55,619
52,204


               Total expenses.........................................                 209,777
181,430



               Earnings before income taxes and minority interest.....                  17,455
32,843

    Income taxes......................................................                   2,762
7,608

               Earnings before minority interest......................                  14,693
25,235

    Minority interest.................................................                     (12)
-

               NET EARNINGS...........................................              $   14,681
$   25,235


               COMPREHENSIVE INCOME (LOSS)............................              $   (5,030)
$   23,953

               BASIC AND DILUTED NET EARNINGS PER COMMON SHARE........              $     0.41
$     0.70

               CASH DIVIDENDS PAID PER COMMON SHARE...................              $     0.27
$     0.26

               WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...              35,600,233
36,042,652


















The accompanying notes are an integral part of these consolidated financial statements.

- 4 -
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1999 and 1998
(Thousands of Dollars)
(Unaudited)

												  1999		  1998
    Cash flows from operating activities:
      Premiums collected................................................................
$219,451         $217,588
      Net investment income.............................................................
21,042           20,582
      Premium finance and service fees..................................................
3,860            2,591
      Losses and loss adjustment expenses paid..........................................
(149,587)        (147,989)
      Policy acquisition costs paid.....................................................
(61,438)         (64,625)
      Federal income tax payments.......................................................
(4,421)          (3,534)

               Net cash provided by operating activities................................
28,907           24,613

    Cash flows from investing activities:
      Proceeds from  maturity of fixed maturities.......................................
19,619           15,885
      Proceeds from sale of fixed maturities............................................
32,065            9,510
      Proceeds from sale of equity securities...........................................
12,020           21,324
      Purchase of fixed maturities......................................................
(24,166)          (7,105)
      Purchase of equity securities.....................................................
(16,375)         (87,287)
      Purchase of other investments.....................................................
(2,177)            (283)
      Purchase of subsidiary, net of cash acquired......................................
(77,056)             -
      Payments received on mortgage loans and collateral notes receivable...............
5,187            3,034
      Mortgage loans and collateral notes originated....................................
(2,283)          (4,722)
      Purchase of property and equipment................................................
(911)          (1,469)
      Other proceeds (uses) from investing activities...................................
118              (28)

               Net cash used in investing activities....................................
(53,959)         (51,141)


    Cash flows from financing activities:
      Dividends paid to stockholders....................................................
(9,232)          (9,371)
      Purchase of treasury stock........................................................
(32,607)             -

               Net cash used in financing activities....................................
(41,839)          (9,371)



    Decrease in cash and short-term investments.........................................
(66,891)         (35,899)
    Cash and cash equivalents at beginning of period....................................
75,912          238,888

               Cash and cash equivalents at the end of period...........................
$  9,021         $202,989
















The accompanying notes are an integral part of these consolidated financial statements.

- 5 -
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities Three Months Ended March 31, 1999 and 1998
(Thousands of Dollars)
(Unaudited)

												  1999		  1998
    Cash flows from operating activities:
      Net Earnings..........................................................................
$ 14,681         $ 25,235
      Adjustments to reconcile net earnings to net cash provided by operating activities:
        Premiums receivable.................................................................
(51,436)         (39,956)
        Deferred policy acquisition costs...................................................
(11,206)         (12,225)
        Residual market receivable..........................................................
485            8,790
        Due to/from reinsurers..............................................................
(3,975)           1,934
        Losses and loss adjustment expenses.................................................
8,312          (16,125)
        Unearned premiums...................................................................
68,412           62,106
        Current income taxes................................................................
(1,503)           3,339
        Deferred income taxes...............................................................
(157)             735
        Deferred income.....................................................................
440             (213)
        Contingent commissions..............................................................
6,550            5,924
        Other assets, liabilities and accrued expenses......................................
(3,749)         (11,985)
        Net realized investment (gains) losses..............................................
420           (3,801)
        Other - net.........................................................................
1,633              855

               Net cash provided by operating activities....................................
$ 28,907         $ 24,613













































The accompanying notes are an integral part of these consolidated financial statements.

- 6 -
<page



The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and Other
Information)



 1.	The financial information has been prepared on a basis consistent with the accounting principles reflected in the audited consolidated financial statements for the year ended December 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the Securities and Exchange Commission rules and regulations, although the Company believes the disclosures which have been made are adequate to make the information presented not misleading.

 2.	The information furnished includes all adjustments and accruals consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain 1998 account balances have been reclassified to conform to the current period's presentation.

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

 5.	Neither the results for the three months ended March 31, 1999 nor comparison with the corresponding three months ended March 31, 1998 should be considered indicative of the results which may be expected for the year ending December 31, 1999.

 6.	The Company, as part of a joint venture with AAA Southern New England
("AAA SNE"), completed the acquisition of Automobile Club Insurance
Company on January 29, 1999. Located in Columbus, Ohio, Automobile Club Insurance Company, whose name was changed to American Commerce Insurance Company ("ACIC"), writes personal automobile and homeowners business in twenty eight states and is licensed in several others. The acquisition, which was accounted for as a purchase, resulted in the new balance sheet items: Non compete agreement, Negative goodwill and Minority interest.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 (Thousands of Dollars Except Share, Per Share Data, Ratios and Other
Information)
(continued)


7.	The Company purchased 1,042,652 shares of Treasury stock during the three month period ended March 31, 1999, completing purchases under the May 19, 1995 Board of Directors approved stock buy back program of up to 3 million shares of the Company's common stock. Additionally, under prior Board of Directors authorizations, the Company purchased 143,248 shares of the Company's common stock bringing the total purchases of Treasury Stock to 3,143,248 shares as of March 31, 1999.



 8.	Disclosure of Statement of Financial Accounting Standards No. 130 -
Reporting Comprehensive Income:

                                                                  Three Months
Ended
                                                                        March
31,
                                                                    1999
1998

		Net earnings.....................................     $ 14,681
$ 25,235
		Other comprehensive income (loss), net of taxes
	  (tax benefits):
		  Change in unrealized gains,
	    net of income taxes (benefits) of $(10,268)
          in 1999 and $856 in 1998.....................      (19,069)
1,591
		  Reclassification adjustment, net of
	    income tax benefits of ($345) in 1999
	    and ($1,546) in 1998.........................         (642)
(2,873)
		Other comprehensive loss.........................      (19,711)
(1,282)
		Comprehensive income (loss)......................     $ (5,030)
$ 23,953

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and Other
Information)
(continued)



9.	Disclosure of Statement of Financial Accounting Standards No. 131 -
Disclosures about Segments of an Enterprise and Related Information:

										Earnings Before
	Identifiable
								Revenue	  Income Taxes
Assets

Three Months Ended March 31, 1999
  Property and casualty insurance
    Massachusetts............................   $204,647        $ 13,587
$1,575,317
    Other than Massachusetts.................     20,516             458
241,827
  Real estate and commercial lending.........      1,209           1,209
71,232
  Corporate and other........................        860           2,201
9,266
     Consolidated............................   $227,232        $ 17,455
$1,897,642


Three Months Ended March 31, 1998

  Property and casualty insurance
    Massachusetts............................   $204,151        $ 32,000
$1,756,729
    Other than Massachusetts.................      7,955           1,244
46,858
  Real estate and commercial lending.........      1,287           1,287
84,920
  Corporate and other........................        880          (1,688)
12,744
     Consolidated............................   $214,273        $ 32,843
$1,846,380

The acquisition of ACIC, on January 29,1999, resulted in an additional Property and casualty insurance segment entitled "Other than Massachusetts" for the first quarter ended March 31, 1999.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and Other
Information)
(continued)


10.	Disclosure of Supplemental Information:

										   March 31,
									      1999         1998
OTHER BALANCE SHEET INFORMATION:
  Fixed maturities, at cost..........................   $ 720,952    $
576,151
  Statutory surplus..................................   $ 480,276    $
477,677

OTHER INFORMATION:
  Massachusetts policies in force
    Private passenger automobile.....................     606,555
598,841
    Homeowners.......................................     121,233
118,237
    Commercial automobile............................      14,620
14,758

									     Three Months Ended
										    March 31,
									      1999         1998
OTHER EARNINGS STATEMENT INFORMATION:
  Premiums earned of Massachusetts subsidiaries
    Private passenger automobile.....................   $ 168,614    $
159,703
    Homeowners.......................................   $   4,151    $
7,887
    Commercial automobile............................   $   9,176    $
10,605
  Net investment income, after tax...................   $  17,689    $
17,153

  Pure loss ratios of Massachusetts subsidiaries
    Private passenger automobile.....................        69.3%
62.7%
    Homeowners (gross of reinsurance)................        46.6%
15.2%
    Commercial automobile............................        75.2%
49.5%

  Massachusetts private passenger automobile
   exposures written.................................     276,720
281,107

  Massachusetts private passenger automobile
    premiums written.................................   $ 228,550    $
213,591

The Commerce Group, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended March 31, 1999 compared to three months ended March 31, 1998

Direct premiums written during the first quarter of 1999, increased $31,649,000 or 12.7% to $279,952,000, as compared to the same period in 1998.
The increase was primarily attributable to a $16,854,000, or 7.0% increase in Massachusetts direct premiums written and a $14,795,000 or 208.8% increase in direct premiums written in states outside of Massachusetts. The increase in Massachusetts direct premiums written was primarily attributable to a $15,954,000 or 7.4% increase for Massachusetts personal automobile insurance, a $1,004,000, or 9.1% increase to Massachusetts homeowners insurance offset by a net decrease of $36,000 or 0.2% in all other Massachusetts lines combined. The increase in direct premiums written in states outside of Massachusetts was primarily attributable to the Company's January 29, 1999 acquisition of Automobile Club Insurance Company as part of a joint venture with AAA Southern New England ("AAA SNE"). Located in Columbus, Ohio, Automobile Club Insurance Company, whose name was changed to American Commerce Insurance Company ("ACIC") following the acquisition, is a property and casualty insurer with policies written in 28 states and licenses in several others. ACIC direct premiums written of $15,881,000 are included in the first quarter of 1999 results, which represents two months premium since the acquisition. For further details refer to the liquidity section of this 10-Q's Management's Discussion and Analysis.

The increase in Massachusetts personal automobile direct premiums written resulted primarily from changes to the Company's safe driver deviations which were effective at the beginning of 1999 and the 1999 state mandated average rate increase of 0.7%. Although the state mandated average rate increased only 0.7%, the impact of this and the safe driver deviation changes resulted in an 8.7% increase in the average personal automobile premium per exposure (each vehicle insured) for the first quarter of 1999 as compared to the first quarter of 1998. This was offset by a 1.6% decrease in personal automobile exposures. The 8.7% increase in average premium per exposure was due to the facts that the rate decision does not anticipate purchases of new automobiles in the year which the rate decision applies, and secondly, the Company's mix of personal automobile business differs from that of the industry. Additionally, in January 1999, the Company was granted, for the 1999 calendar year, approval to offer its customers safe driver deviations of 8.0% for Step 9 (15% in 1998) and 3.0% for Step 10 (4% in 1998). Companies must re-apply annually, after the state sets rates, to offer safe driver deviations. The Company's affinity group discount for 1999 policies remained unchanged at 6%. For drivers who qualify, the Company's group discount and safe driver deviations can be combined for up to a 13.5% (20.1% in 1998) reduction from state mandated rates. Two-thirds of the 1.6% decrease in personal automobile exposures occurred from business received through the Company's Exclusive Representative Producer ("ERP") agencies. The remaining one-third decrease came from the Company's voluntary agencies. These decreases were primarily due to certain ERPs being offered voluntary contracts with other carriers and to sales of agencies to other agencies that did not represent the Company.
The increase in Massachusetts homeowners direct premiums written during the first quarter of 1999 resulted primarily from a 6.8% increase in the number of policies as compared to the first quarter of 1998.

The Commerce Group, Inc. and Subsidiaries

Net premiums written during the first quarter of 1999 increased $23,966,000, or 9.6% as compared to the first quarter of 1998, of which $15,255,000 were derived from the acquisition of ACIC. The remaining increase in net premiums written was primarily due to changes in direct premiums written as described above offset by increased levels of coverage provided through non-automobile reinsurance treaties resulting in an increase of ceded premiums. Primarily as a result of these changes to the reinsurance treaties, which went into effect during the third quarter of 1998, written premiums ceded (excluding those ceded to the Commonwealth Automobile Reinsurers ("C.A.R.")) increased $5,296,000, or 82.8% as compared to the first quarter of 1998. Written premiums assumed from C.A.R. decreased $3,817,000, or 14.4% and written premiums ceded to C.A.R. decreased $1,430,000, or 8.0% as compared to the first quarter of 1998, as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance.

Earned premiums increased $15,931,000, or 8.5% during the first quarter of 1999 as compared to the same period in 1998. The increase in earned premiums was primarily the result of the acquisition of ACIC which produced $14,550,000 in earned premiums coupled with the changes in direct premiums written as described above offset by the increased levels of coverage provided by non-automobile reinsurance treaties also described above. Earned premiums assumed from C.A.R. decreased $510,000 or 2.6% and earned premiums ceded to C.A.R. increased $5,430,000, or 25.8% as compared to the first quarter of 1998. Direct premiums earned for Massachusetts personal automobile insurance increased $9,875,000, or 6.3% compared to the same period in 1998.

Commercial automobile insurance net premiums earned decreased $286,000, or 3.0%, and homeowners net premiums earned decreased $2,434,000, or 27.4%, as compared to the first quarter of 1998. The decrease in homeowners net premiums earned is attributable to an increase of $2,302,000 from ACIC, offset by increased levels of coverage provided through the other than automobile quota share reinsurance treaty that resulted in increased ceded earned premiums.

Net investment income decreased slightly by $20,000 or 0.1%, compared to the first quarter of 1998. Net investment income as a percentage of total average investments at cost was 6.5% in the first quarter of 1999 as compared to 6.7% during the same period in 1998. Mitigating the decline in yield during the first quarter of 1999, net invested assets at cost increased $69,261,000 primarily as the result of the acquisition of ACIC. Net investment income was also impacted by the purchase of 1,185,900 shares of Treasury Stock for $32,607,000. Net investment income after tax as a percentage of total average investments, at cost, remained at 5.6% in the first quarter of 1999 as compared to the same period in 1998. As previously announced the Company is seeking greater flexibility to provide for enhanced potential future capital appreciation. The Company's continuing strategy is to acquire equity investments, including potential acquisitions, which forego current investment yield in favor of potential higher yielding capital appreciation in the future. On January 29, 1999, in a joint venture with AAA Southern New England, the Company completed the acquisition of ACIC, located in Columbus, Ohio.

The Commerce Group, Inc. and Subsidiaries

Premium finance and service fees increased $1,269,000 or 49.0% during the first quarter of 1999 as compared to the same period in 1998. The increase for the first quarter of 1999 versus 1998 was primarily attributable to the impact of implementing a $3.00 installment on each invoice following the down payment, for personal lines policies with effective dates of January 1, 1998 and beyond. This program is now into its second year since implementation. Previously, for 1996 and 1997, the Company had utilized a "late fee" system.

Net realized investment losses totaled $420,000 during the first quarter of 1999 as compared to net realized investment gains of $3,801,000 for the same period in 1998. The net realized investment losses for the first quarter of 1999 were primarily the result of the maturity of Government National Mortgage Association ("GNMA") mortgage backed bonds and sales of non-taxable bonds, preferred stocks and common stocks offset by net realized gains on the sales of short-term investments. Net realized investment gains during the first quarter of 1998 were the result of sales of the common stock of a major international insurance company resulting in net realized gains of $5,054,000 which was partially offset by realized investment losses in the sales of non-taxable bonds, preferred stocks and the maturity of GNMA mortgage backed bonds.

Losses and loss adjustment expenses ("LAE") incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") increased to 76.7% for the first quarter of 1999 as compared to 68.7% for the same period in 1998. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile increased to 67.8% compared to 62.0% in the first quarter of 1998. The increase in the loss ratio was primarily due to a 6.0% increase in reported losses coupled with continued increases in the cost of settling physical damage claims and a decrease in redundancies arising from prior accident years. The commercial automobile pure loss ratio increased to 75.2% compared to 49.5% during the first quarter of 1998 primarily due to a decrease in redundancies arising from prior accident years. For homeowners, the pure loss ratio, gross of reinsurance, increased to 46.6% compared to 15.2% during the first quarter of 1998. The increase was the result or more normal property losses in 1999 compared with significant prior year liability redundancies in the 1998 figure. Offsetting these, total expenses related to the Company's management incentive compensation plan included in losses and loss adjustment expenses were $3,158,000 lower in the first quarter of 1999 as compared to the same period in 1998. Of this decrease, approximately $937,000 benefited the insurance companies with the remainder benefiting corporate expenses. The decrease was primarily driven by decreases, during the quarter, in the market price of the Company's common stock. The expenses related to the management incentive compensation plan are directly impacted by the average market price of the Company's common stock. Lastly, expenses related to computer services were $1,525,000 lower during the first quarter of 1999 as compared to the same period in 1998, primarily due to the Company's previously announced discontinuance of development efforts on the PMSC Series III system.

The Commerce Group, Inc. and Subsidiaries

Policy acquisition costs increased $3,415,000 or 6.5% during the first quarter of 1999 compared to the same period in 1998. As a percentage of net premiums written, underwriting expenses for the insurance companies (on a statutory basis) were 25.3% during the first quarter of 1999 as compared to 25.9% for the same period in 1998. This decrease in policy acquisition costs, as a percentage of net premiums written, was primarily impacted by lower expenses related to the Company's management incentive plan which were offset by higher contingent commission accruals. Specifically, total expenses related to the Company's management incentive compensation plan included in policy acquisition costs were $2,736,000 lower in the first quarter of 1999 as compared to the same period in 1998. Of this decrease, approximately $918,000 benefited the insurance companies with the remainder benefiting corporate expenses. The decrease was primarily driven by decreases, during the quarter, in the market price of the Company's common stock. The expenses related to the management incentive compensation plan are directly impacted by the average market price of the Company's common stock. Lastly, expenses related to computer services were $1,735,000 lower during the first quarter of 1999 as compared to the same period in 1998 primarily due to the Company's previously announced discontinuance of development efforts on the PMSC Series III system.

The Company's effective tax rate was 15.8% for the first quarter of 1999 as compared to 23.2% for the same period in 1998. In both years the effective tax rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest income and the corporate dividends deduction. The lower effective tax rate for the first quarter of 1999 was the result of the tax exempt interest and the dividends received deduction comprising a greater portion of net earnings before taxes and less realized capital gains during the first quarter of 1999 as compared to the same period in 1998. The combination of these factors resulted in additional taxes being provided for through alternative minimum tax rules for 1999.

The Commerce Group, Inc. and Subsidiaries

Liquidity and Capital Resources

The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page 3 and the Consolidated Statements of Cash Flows on pages 5 and 6. Stockholders' equity decreased by $46,869,000 or 6.6%, during the first three months of 1999. This decrease was the result of net earnings of $14,681,000, offset by other comprehensive loss (formerly known as net unrealized losses), net of income tax benefits, on fixed maturities, equity securities and other investments of $19,711,000, dividends paid to stockholders of $9,232,000 and Treasury Stock purchased of $32,607,000. Total assets at March 31, 1999 increased by $141,659,000 or 8.1%, to $1,897,642,000 as compared to total assets of $1,755,983,000 at
December 31, 1998, most of which resulted from the acquisition of ACIC. Invested assets increased $38,922,000 or 3.1% primarily as a result of the addition of $159,590,000 of invested assets from ACIC, offset by the initial $90,800,000 investment in the joint venture and treasury stock purchases. Premiums receivable increased $61,319,000 or 37.6%, $9,422,000 attributable to ACIC. Deferred policy acquisition costs increased $17,573,000 or 19.8%, $6,519,000 attributable to ACIC. Receivable from reinsurers increased $11,537,000 or 31.4%, $7,431,000 attributable to ACIC. All other remaining assets increased $12,308,000 or 5.9%, $3,378,000 attributable to ACIC. The increase in premiums receivable was primarily attributable to the seasonality of the policy effective dates of the Company's business.

As of March 31, 1999, the market value of the Company's fixed maturity portfolio exceeded its book value by $14,194,000 ($9,226,000 after taxes, or $0.26 per share). At December 31, 1998 the market value of the Company's fixed maturity portfolio exceeded its book value by $18,785,000 ($12,210,000 after taxes, or $0.34 per share). The cost of the Company's preferred stocks exceeded market value by $3,709,000 ($2,411,000 after taxes, or $0.07 per share). At December 31, 1998 the cost of preferred stocks exceeded market value by $2,845,000 ($1,849,000 after taxes, or $0.05 per share). At March 31, 1999 the cost of the Company's common stocks exceeded market value by $2,658,000 ($1,728,000 after taxes, or $0.05 per share). At December 31, 1998 the market value of common stocks exceeded cost by $22,601,000 ($14,691,000 after taxes, or $0.41 per share).

Preferred stocks decreased $5,975,000 or 3.0% and common stocks (primarily composed of closed-end preferred stock mutual funds) decreased $3,458,000 or 1.2%, during the first three months of 1999 primarily as a result of changes in interest rates and the related impact on market value. The Company's strategy is to acquire equity investments, including potential acquisitions, which forego current investment yield in favor of future potentially higher yielding capital appreciation. On January 29, 1999, in a joint venture with AAA Southern New England, the Company completed the acquisition of ACIC, located in Columbus, Ohio.

The Commerce Group, Inc. and Subsidiaries

The Company's liabilities totalled $1,235,786,000, at March 31, 1999 as compared to $1,050,198,000 at December 31, 1998. The $185,588,000 or 17.7%
increase resulted primarily from the acquisition of ACIC. Losses and loss adjustment expenses increased $71,424,000 or 12.0%, $60,647,000 attributable to ACIC. Unearned premiums increased $95,287,000 or 24.3%, $27,594,000 attributable to ACIC. Contingent commissions accrued increased $6,550,000 or 29.7%. Negative goodwill associated with the January 29, 1999 acquisition of ACIC was $11,965,000. The net effect of all other liabilities increased $362,000 or 0.9%, $6,258,000 attributable to ACIC. The increase in the liability for loss and loss adjustment expenses is attributed primarily to the acquisition of ACIC as mentioned, coupled with increased reported losses, as described below for Massachusetts business, during the first three months of 1999. The remaining change in unearned premiums primarily resulted from the increase in Massachusetts personal automobile direct premiums written and the expected seasonality impact of policy effective dates previously mentioned.

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sales of investments as reflected in the Consolidated Statements of Cash Flows on pages 5 and 6. In November 1997, the Company received state regulatory approval to implement an installment fee of $3.00 on each invoice following the down payment, for personal lines policies with January 1, 1998 effective dates. This program is now into its second year since implementation. Previously, for 1997 and 1996, the Company utilized a "late fee" system. The impact of this change through the first quarter of 1999 has resulted in a 49.0% increase in combined premium finance and service fees as compared to the same period in 1998.

The Company's operating activities provided cash of $28,907,000 in the first three months of 1999 as compared to $24,613,000 in 1998. These cash flows were primarily impacted during the first three month of 1999 by premiums collected which increased $1,863,000, or 0.9%, premium finance and service fees which increased $1,269,000, or 49.0% and policy acquisition costs paid which decreased $3,187,000, or 4.9%.

Net losses and LAE paid, which includes the change in the losses and LAE liability, increased $1,598,000, or 1.1%. This amount resulted primarily from an increase in the loss and loss adjustment expense liability. Additionally, for Massachusetts business, net payments on automobile liability claims increased $4,275,000 or 6.4% and net payments on collision losses increased $4,485,000 or 16.3%. The remaining amount is primarily the result of decreased payments for the management incentive compensation plan. Offsetting this, claim payments for other than automobile lines of business, after reinsurance, decreased in the first three months of 1999 versus 1998.

The Commerce Group, Inc. and Subsidiaries

The increase in Massachusetts automobile liability loss payments was primarily attributable to two factors: increased payments for bodily injury claims and increased payments for property damage liability claims. The bodily injury payments were higher primarily due to increases in reported losses, coupled with continued efforts in the claims department to accelerate the claims settlement process in an effort to reduce the overall cost and potential build-up of bodily injury claims in the long run, as well as to reduce the overall number of open liability claims. The increase in property damage liability and collision payments was primarily due to increases in reported losses and continued increases in the cost of settling physical damage claims.

The net cash flows used in investing activities were primarily the result of purchases of fixed maturities and equity securities and by the acquisition of ACIC, net of cash acquired offset by proceeds from the sale and maturity of fixed maturities and equity securities. Investing activities were funded by accumulated cash and cash provided by operating activities during 1999 and 1998.

Cash flows used in financing activities totaled $41,839,000 during the first three months of 1999 compared to $9,371,000 during the same period in 1998. The 1998 cash flows used in financing activities consisted exclusively of dividends paid to stockholders. The 1999 cash flows used in financing activities consisted of $9,232,000 in dividends paid to stockholders and $32,607,000 used to purchase 1,185,900 shares of Treasury Stock under the Company's stock buyback programs.

The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. At March 31, 1999, the Company held cash and short-term investments of approximately $9,021,000. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company also relies upon dividends from its subsidiaries for its cash requirements.

Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns and matching of asset and liability cash flows, to optimize tax planning and to realize gains. This practice will continue in the future.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net written premiums to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's statutory premiums to surplus ratio was 1.60 to 1.00 and 1.55 to 1.00 for the three months ended March 31, 1999 and 1998, respectively.

The Company's long-term growth objective has been to expand its writings outside of Massachusetts. In continued pursuit of this objective The Commerce Insurance Company ("Commerce") is licensed in the states of Connecticut, Rhode Island, Vermont, New Hampshire and Maine.

The Commerce Group, Inc. and Subsidiaries

In keeping with the Company's long-term growth objective to expand outside Massachusetts, the Company has also monitored potential acquisition opportunities of smaller automobile insurance companies that are in need of capital, have established management in place and present significant growth opportunities in their market areas. This objective has been exemplified by the 1995 acquisition of Commerce West Insurance Company ("Commerce West"), a personal automobile insurer, located in Pleasanton, California and, most recently, by the Company's formation of a joint venture (ACIC Holding Co., Inc.) in November 1998, and the subsequent acquisition, in January 1999, of ACIC, located in Columbus, Ohio.

ACIC writes automobile and homeowners insurance solely through 38 AAA automobile clubs. Commerce and AAA SNE intend that ACIC will retain its management team and staff and continue to have its principle office in Columbus, Ohio.

In early 1999, Commerce, a subsidiary of the Company, invested $90.8 million in the joint venture (ACIC Holding Co., Inc.) to fund the ACIC acquisition and to capitalize the joint venture that is owned together with AAA SNE. Of this $90.8 million, Commerce invested $90 million in the form of preferred stock and an additional $800,000 representing its 80% common stock ownership. The terms of the preferred stock call for quarterly cash dividends at the rate of 10% per annum. AAA SNE invested $200,000 representing its 20% common stock ownership. Commerce consolidates ACIC Holding Co., Inc. and it's wholly-owned subsidiary, ACIC, for financial reporting purposes. Since 1995, Commerce has maintained an affinity group marketing relationship with AAA Insurance Agency, Inc., a subsidiary of AAA SNE. AAA Insurance Agency, Inc. has been an agent of Commerce since 1985.

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

The Commerce Group, Inc. and Subsidiaries

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

The project to date has involved internal staff costs as well as consulting expenses to prepare the systems for the year 2000. Total costs to date for the Century Change project have been approximately $5.7 million ($0.8 million which relates to 1999). Administration, programming, testing and implementation of system applications relating to the Century Change project are expected to cost an additional $1.5 million in 1999.


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

The Company manages its overall market risk by focusing on higher quality equity and fixed income investments, by continuously monitoring the credit strength of all companies in which investments are made, by limiting exposure in any one investment and by monitoring the quality of the investment portfolio by taking into account credit ratings assigned by recognized rating organizations.

The Commerce Group, Inc. and Subsidiaries

As part of its investing activities, the Company assumes positions in fixed maturity, equity, short-term and cash equivalents markets. The Company is, therefore, exposed to the impacts of interest rate changes in the market value of investments. As of March 31, 1999, the Company's exposure to interest rate changes and equity price risk has been estimated using sensitivity analysis. The interest rate impact is defined as the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks. The equity price risk is defined as a hypothetical change of plus-or-minus 10% in the fair value of common stocks. Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. Based on the results of the sensitivity analysis at March 31, 1999, the Company's estimated market exposure for a 200 basis point increase (decrease) in interest rates was calculated. A 200 basis point increase would result in a $73,710,000 decrease in the market value of the fixed maturities and preferred stocks. A 200 basis point decrease would result in a $46,975,000 increase in the market value of the same securities. The equity price risk impact at March 31, 1999, based upon a 10% increase in the fair value of common stocks, would be an increase of $28,050,000. Based upon a 10% decrease, common stocks would decrease $28,050,000. This analysis was exemplified during the first quarter of 1999 as the Company experienced a decline in the market value of investments of $19,711,000 primarily as evidenced by an increase in long term interest rates during this period.


Stock Buyback and Dividends

The Company began a stock buyback program during the second quarter of 1995. The program, which was approved by the Board of Directors on May 19, 1995, authorized the Company to purchase up to 3 million shares of Treasury Stock. Through March 31, 1999, the Company completed its share purchases under that program. Under prior Board of Director authorizations, the Company purchased an additional 143,248 shares during the first quarter of 1999, bringing total purchases of Treasury Stock to 3,143,248 shares as of March 31, 1999.

The Company's Employee Stock Ownership Plan has purchased more than 926,000 shares in open market transactions since the buyback program was announced, of which 171,750 shares were purchased during the first three months of 1999 for $5,024,000 as compared to 90,000 shares for $3,017,000 during the same period in 1998.

On March 19, 1999, the Company paid a quarterly dividend of $0.27 to stockholders of record as of March 5, 1999. The Company increased its quarterly dividend to stockholders from $0.26 to $0.27 during the second quarter of 1998.

The Commerce Group, Inc. and Subsidiaries

Recent Accounting Developments

In 1997, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 97-3 Accounting by Insurance and Other Enterprises for Insurance-Related Assessments ("SOP 97-3") effective for financial statements issued for periods ending after December 31, 1998. This statement provides guidance on accounting by insurance companies on the timing of recognition, the methods of measurement, and the required disclosures for guaranty fund and other related assessments. The Company initially adopted SOP 97-3 in the quarter ended March 31, 1999, which resulted in no material impact on the Consolidated Financial Statements.

In 1998, the AcSEC issued Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1") effective for financial statements issued for periods beginning after December 15, 1998. This statement establishes guidance on accounting for the costs incurred related to internal use software. The Company initially adopted SOP 98-1 in the quarter ended March 31, 1999 and such adoption had no material impact on the Consolidated Financial Statements.


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

The Commerce Group, Inc. and Subsidiaries

Subsequent Event


As mentioned in the 1998 Annual Report, the Company stopped all work on the development of the PMSC Series III system and was in negotiation with PMSC as to the future continuation of the system. In early May 1999, the Company completed negotiations with PMSC as to this matter.

The PMSC project began in 1996 and the Company's policy has been to fully expense development costs as paid. As part of this project, the Company developed a company-wide PC network, costing $4.5 million, which will continue to be utilized. Costs to acquire a mainframe were $5.0 million, 90% of which has been expensed to date. Internal and external software development costs expensed to date, exclusive of PMSC, were $5.2 million and $9.7 million, respectively. Initial license fees paid to PMSC of $4.4 million have been fully amortized. Total software development costs paid to PMSC since inception of the project amounted to $18.2 million.

Based on the resolution of negotiations with PMSC, net costs incurred for the PMSC software development component noted above will be $11.2 million. This will therefore result in a reduction in expenses in the Company's 1999 second quarter of $7.0 million or $0.13 per share after taxes.

The Commerce Group, Inc. and Subsidiaries


PART II - OTHER INFORmation


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)	Form 8-K - none filed during the first quarter of 1999.





















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



                                             THE COMMERCE GROUP, INC.




                                           RANDALL V. BECKER
                                           Randall V. Becker
                                Treasurer and Chief Accounting Officer

The Commerce Group, Inc. and Subsidiaries


PART II - OTHER INFORmation



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)	Form 8-K - none filed during the first quarter of 1999.

















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