Form 10-Q
period 1999-06-30
COMMERCE GROUP INC /MA
filed 1999-08-13
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended June 30, 1999            Commission File Number 0-16882


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

As of August 1, 1999, the number of shares outstanding of the registrant's common stock (excluding Treasury Shares) was
34,856,752

The Commerce Group, Inc.

Table of Contents

                                                                   Page No.
Part I - Financial Information

Consolidated Balance Sheets at
    June 30, 1999 (Unaudited) and December 31, 1998................    3

Consolidated Statements of Earnings for the
    Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)..    4

Consolidated Statements of Cash Flows for the
    Six Months Ended June 30, 1999 and 1998 (Unaudited)............    5

Consolidated Statements of Cash Flows - Reconciliation of Net
   Earnings to Net Cash Provided by Operating Activities for the
   Six Months Ended June 30, 1999 and 1998 (Unaudited).............    6

Notes to Unaudited Consolidated Financial Statements...............    7

Management's Discussion and Analysis...............................   12



Part II - Other Information


Item 4
    Results of Votes of Security Holders...........................   27

Item 6
    Exhibits and Reports on Form 8-K...............................   28

Signature .........................................................   28

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)


                                                                                                           June 30,    December 31,
                                                                                                             1999         1998
                                                                                                         (Unaudited)
                                                ASSETS
    Investments:
      Fixed maturities, at market (cost:  $691,300 in 1999 and $600,482 in 1998).......................  $  695,904   $  619,267
      Preferred stocks, at market (cost:  $224,104 in 1999 and $200,270 in 1998).......................     219,309      197,425
      Common stocks, at market (cost:  $297,573 in 1999 and $261,360 in 1998)..........................     292,622      283,961
      Mortgage loans on real estate and collateral notes receivable (less allowance for possible loan
        losses of $2,185 in 1999 and $2,301 in 1998)...................................................      70,395       73,510
      Cash and short-term investments..................................................................      19,296       75,912
      Other investments (cost:$11,294 in 1999 and $7,450 in 1998)......................................      11,668        7,825
          Total investments............................................................................   1,309,194    1,257,900

    Accrued investment income..........................................................................      15,065       13,662
    Premiums receivable (less allowance for doubtful receivables of $1,451 in 1999 and 1998)...........     227,063      162,878
    Deferred policy acquisition costs..................................................................     104,268       88,759
    Property and equipment, net of accumulated depreciation............................................      35,724       35,854
    Residual market receivable
      Losses and loss adjustment expenses..............................................................     112,931      111,784
      Unearned premiums................................................................................      44,038       41,436
    Due from reinsurers................................................................................      50,388       36,687
    Deferred income taxes..............................................................................      14,259          -
    Non-compete agreement..............................................................................       3,354          -
    Other assets.......................................................................................       7,227        7,023

          Total assets.................................................................................  $1,923,511   $1,755,983


                                            LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
      Losses and loss adjustment expenses..............................................................  $  688,888   $  596,996
      Unearned premiums................................................................................     494,401      391,424
      Current income taxes.............................................................................       3,353        4,061
      Deferred income taxes............................................................................         -          3,769
      Deferred income..................................................................................       7,459        6,948
      Contingent commissions accrued...................................................................      20,517       22,067
      Payable for securities purchased.................................................................       4,967           62
      Excess of book value of subsidiary interest over cost............................................      11,281           -
      Other liabilities and accrued expenses...........................................................      26,132       24,871

          Total liabilities............................................................................   1,256,998    1,050,198


    Minority interest..................................................................................       2,993          -

    Stockholders' equity
      Preferred stock, authorized 5,000,000 shares at $1.00 par value; none issued in 1999 and 1998....         -            -
      Common stock, authorized 100,000,000 shares at $.50 par value;
        issued and outstanding 38,000,000 shares in 1999 and 1998......................................      19,000       19,000
      Paid-in capital..................................................................................      29,621       29,621
      Net accumulated other comprehensive income (loss), net of income taxes (benefits) of ($1,385)
        in 1999 and $13,621 in 1998....................................................................      (2,575)      25,295
      Retained earnings................................................................................     688,768      670,556
                                                                                                            734,814      744,472
      Treasury stock 3,143,248 shares in 1999 and 1,957,348 shares in 1998.............................     (71,294)     (38,687)
          Total stockholders' equity...................................................................     663,520      705,785

          Total liabilities and stockholders' equity...................................................  $1,923,511   $1,755,983

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Six Months Ended June 30, 1999 and 1998
(Thousands of Dollars Except Share and Per Share Data)
(Unaudited)


                                                                            Three Months Ended                Six Months Ended
                                                                                 June 30,                        June 30,

                                                                            1999         1998             1999           1998
    Revenues
      Direct premiums written.......................................     $  233,183    $  195,831       $   513,135    $  444,134
      Assumed premiums..............................................         24,416        18,437            47,093        44,931
      Ceded premiums................................................        (31,601)      (26,142)          (59,711)      (50,386)
        Net premiums written........................................        225,998       188,126           500,517       438,679

      (Increase) decrease in unearned premiums......................         (8,572)        3,513           (80,109)      (59,989)
      Earned premiums ..............................................        217,426       191,639           420,408       378,690

      Net investment income.........................................         22,320        21,375            43,130        42,312
      Premium finance and service fees..............................          3,683         3,314             7,543         5,905
      Amortization of excess book value of subsidiary interest
        over cost...................................................            768           -               1,282           -
      Net realized investment gains.................................          6,565         1,282             6,145         5,083


               Total revenues.......................................        250,762       217,610           478,508       431,990

    Expenses
      Losses and loss adjustment expenses...........................        164,093       137,302           318,508       266,528
      Policy acquisition costs......................................         60,021        56,494           115,897       108,698


               Total expenses.......................................        224,114       193,796           434,405       375,226



               Earnings before income taxes and minority interest
                 in net loss of subsidiary..........................         26,648        23,814            44,103        56,764

    Income taxes....................................................          4,277         4,229             7,039        11,944

               Earnings before minority interest in net loss of
                 subsidiary.........................................         22,371        19,585            37,064        44,820

    Minority interest in net loss of subsidiary.....................            421           -                 409           -

               NET EARNINGS.........................................     $   22,792    $   19,585        $   37,473    $   44,820


               COMPREHENSIVE INCOME.................................     $   14,633    $   16,473        $    9,603    $   40,426

               BASIC AND DILUTED NET EARNINGS PER COMMON SHARE......     $     0.65    $     0.54        $     1.06    $     1.24

               CASH DIVIDENDS PAID PER COMMON SHARE.................     $     0.28    $     0.27        $     0.55    $     0.53

               WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.     34,856,752    36,042,652        35,226,439    36,042,652

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1999 and 1998
(Thousands of Dollars)
(Unaudited)

                                                                                  1999        1998
  Cash flows from operating activities:
    Premiums collected....................................................    $ 437,243   $ 410,749
    Net investment income.................................................       43,531      40,812
    Premium finance and service fees......................................        7,543       5,905
    Losses and loss adjustment expenses paid..............................     (295,665)   (291,804)
    Policy acquisition costs paid.........................................     (127,690)   (123,713)
    Federal income tax payments...........................................      (11,217)    (15,378)

        Net cash provided by operating activities.........................       53,745      26,571

  Cash flows from investing activities:
    Proceeds from  maturity of fixed maturities...........................       42,604      33,959
    Proceeds from sale of fixed maturities................................       58,409      18,229
    Proceeds from sale of equity securities...............................       48,239      52,641
    Purchase of fixed maturities..........................................      (43,320)    (98,128)
    Purchase of equity securities.........................................      (85,474)   (138,399)
    Purchase of other investments.........................................       (3,926)     (2,029)
    Purchase of subsidiary, net of cash acquired..........................      (77,056)        -
    Payments received on mortgage loans and collateral notes receivable...        7,275      16,870
    Mortgage loans and collateral notes originated........................       (4,037)     (7,748)
    Purchase of property and equipment....................................       (1,662)     (2,650)
    Other proceeds from investing activities..............................          455         132

        Net cash used in investing activities.............................      (58,493)   (127,123)


  Cash flows from financing activities:
    Dividends paid to stockholders........................................      (19,261)    (19,103)
    Purchase of treasury stock............................................      (32,607)        -

        Net cash used in financing activities.............................      (51,868)    (19,103)



    Decrease in cash and short-term investments...........................      (56,616)   (119,655)
    Cash and short-term investments at beginning of period................       75,912     238,888

        Cash and short-term investments at the end of period..............    $  19,296   $ 119,233

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities Six Months Ended June 30, 1999 and 1998
(Thousands of Dollars)
(Unaudited)

                                                                                                1999            1998
    Cash flows from operating activities:
      Net Earnings...................................................................        $ 37,473         $ 44,820
      Adjustments to reconcile net earnings to net cash provided by operating activities:
        Premiums receivable..........................................................         (54,302)         (36,028)
        Deferred policy acquisition costs............................................          (9,142)         (10,150)
        Residual market receivable...................................................          (3,749)          18,775
        Due to/from reinsurers.......................................................          (6,139)             683
        Losses and loss adjustment expenses..........................................          28,780          (30,553)
        Unearned premiums............................................................          76,102           59,860
        Current income taxes.........................................................            (577)          (2,974)
        Deferred income taxes........................................................          (3,602)            (668)
        Deferred income..............................................................             511              (67)
        Contingent commissions.......................................................          (1,550)             727
        Other assets, liabilities and accrued expenses...............................          (6,543)         (13,632)
        Net realized investment gains................................................          (6,145)          (5,083)
        Other - net..................................................................           2,628              861

               Net cash provided by operating activities.............................        $ 53,745         $ 26,571

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

 2.	The information furnished includes all adjustments and accruals consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain 1998 and previously reported 1999 account balances have been reclassified to conform to the current period's presentation.

 3.	This Form 10-Q contains some statements that are not historical facts and are considered "forward-looking statements". Such forward-looking statements involve opinions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ as a result of risks facing the Company. These include, but are not limited to, economic, market or regulatory conditions as well as risks associated with entry into new markets, diversification, and catastrophic events.

 4.	The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

 5.	Neither the results for the six months ended June 30, 1999 nor comparison with the corresponding six months ended June 30, 1998 should be considered indicative of the results which may be expected for the year ending December 31, 1999.

 6.	The Company, as part of a joint venture with AAA Southern New England
("AAA SNE"), completed the acquisition of Automobile Club Insurance
Company on January 29, 1999. Located in Columbus, Ohio, Automobile Club Insurance Company, whose name was changed to American Commerce Insurance Company ("ACIC"), writes personal automobile and homeowners business in twenty eight states and is licensed in several others. The acquisition, which was accounted for as a purchase, resulted in the new balance sheet items: Non compete agreement, Excess of book value of subsidiary interest over cost and Minority interest.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 (Thousands of Dollars Except Share, Per Share Data, Ratios and
Other Information)
(continued)


 7.	The Company purchased 1,042,652 shares of Treasury stock during the three month period ended March 31, 1999, completing purchases under the May 19, 1995 Board of Directors approved stock buy back program of up to 3 million shares of the Company's common stock. Additionally, under prior Board of Directors authorizations, the Company purchased 143,248 shares of the Company's common stock bringing the total purchases of Treasury Stock to 3,143,248 shares as of March 31, 1999. In May 1999, in addition to all previously announced programs, the Board of Directors approved an additional stock buy back program of up to 2 million shares.
No Treasury Stock was purchased in the second quarter of 1999.

 8.	In May 1999, the Board of Directors voted to increase its quarterly stockholder dividend from $0.27 per share to $0.28 per share.

 9.	Disclosure of Statement of Financial Accounting Standards No. 130 -
Reporting Comprehensive Income:

                                                              Six Months Ended
                                                                 June 30,
                                                              1999       1998
      Net earnings.................................        $ 37,473   $ 44,820
      Other comprehensive income (loss), net of taxes
       (tax benefits):
        Change in unrealized gains (losses), net of
         income taxes (benefits) of ($10,373) in 1999
         and ($427) in 1998............................     (19,264)      (793)
        Reclassification adjustment, net of income tax
         benefits of ($4,634) in 1999 and ($1,939) in
         1998..........................................      (8,606)    (3,601)
      Other comprehensive loss.........................     (27,870)    (4,394)
      Comprehensive income.............................    $  9,603   $ 40,426

                                                            Three Months Ended
                                                                  June 30,
                                                              1999       1998
      Net earnings.....................................    $ 22,792   $ 19,585
      Other comprehensive income (loss), net of taxes
       (tax benefits):
        Change in unrealized gains (losses), net of
          income taxes (benefits) of ($105) in 1999
          and ($1,284) in 1998.........................        (195)    (2,384)
        Reclassification adjustment, net of income tax
         benefits of ($4,288) in 1999 and ($392) in
         1998..........................................      (7,964)      (728)
      Other comprehensive loss.........................      (8,159)    (3,112)
      Comprehensive income.............................    $ 14,633   $ 16,473
- 8 -

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and
Other Information)
(continued)

10.	Disclosure of Statement of Financial Accounting Standards No. 131
- Disclosures about Segments of an Enterprise and Related Information:

                                                                     Earnings Before
                                                                     Income Taxes and   Identifiable
                                                           Revenue   Minority Interest     Assets

Six Months Ended June 30, 1999
  Property and casualty insurance
    Massachusetts................................         $421,053       $ 38,071       $ 1,600,321
    Other than Massachusetts.....................           53,434          1,084           241,311
  Real estate and commercial lending.............            2,372          2,372            70,876
  Corporate and other............................            1,649          2,576            11,003
     Consolidated................................         $478,508       $ 44,103       $ 1,923,511


Six Months Ended June 30, 1998

  Property and casualty insurance
    Massachusetts................................         $412,948       $ 55,616       $ 1,668,185
    Other than Massachusetts.....................           14,540          2,340            46,480
  Real estate and commercial lending.............            2,534          2,534            74,505
  Corporate and other............................            1,968         (3,726)           13,426
     Consolidated................................         $431,990       $ 56,764       $ 1,802,596


                                                                      Earnings Before
                                                                      Income Taxes and   Identifiable
                                                           Revenue    Minority Interest    Assets

Three Months Ended June 30, 1999

  Property and casualty insurance
    Massachusetts................................         $217,956       $  26,037     $ 1,600,321
    Other than Massachusetts.....................           30,854            (927)        241,311
  Real estate and commercial lending.............            1,163           1,163          70,876
  Corporate and other............................              789             375          11,003
     Consolidated................................         $250,762       $  26,648     $ 1,923,511


Three Months Ended June 30, 1998

  Property and casualty insurance
    Massachusetts................................         $208,797       $  23,616     $ 1,668,185
    Other than Massachusetts.....................            6,585           1,096          46,480
  Real estate and commercial lending.............            1,247           1,247          74,505
  Corporate and other............................              981          (2,145)         13,426
     Consolidated................................         $217,610       $  23,814     $ 1,802,596

	The acquisition of ACIC, on January 29,1999, resulted in an additional property and casualty insurance segment entitled "Other than Massachusetts" beginning with the first quarter ended March 31, 1999.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and
Other Information)
(continued)

11.	Disclosure of Supplemental Information:

                                                                June 30,
                                                            1999       1998
OTHER BALANCE SHEET INFORMATION:
  Fixed maturities, at cost............................   $ 691,300  $ 625,574
  Statutory surplus....................................   $ 499,123  $ 499,549

OTHER INFORMATION:
  Massachusetts policies in force
    Private passenger automobile.......................     606,217    603,813
    Homeowners.........................................     122,705    118,753
    Commercial automobile..............................      14,317     14,756

                                                            Three Months Ended
                                                                June 30,
                                                            1999       1998
OTHER EARNINGS STATEMENT INFORMATION:
  Premiums earned of Massachusetts subsidiaries
    Private passenger automobile.......................   $ 175,187  $ 172,392
    Homeowners.........................................   $   4,101  $   7,995
    Commercial automobile..............................   $   9,618  $   8,816
  Net investment income, after tax.....................   $  19,193  $  17,720

  Pure loss ratios of Massachusetts subsidiaries
    Private passenger automobile.......................        69.7%      62.1%
    Homeowners (gross of reinsurance)..................        24.1%      48.1%
    Commercial automobile..............................        50.8%      53.7%

  Massachusetts private passenger automobile
   exposures written...................................     189,433    189,422

  Massachusetts private passenger automobile
    premiums written...................................   $ 172,966  $ 158,785

                                                             Six Months Ended
                                                                June 30,
                                                            1999       1998
OTHER EARNINGS STATEMENT INFORMATION:
  Premiums earned of Massachusetts subsidiaries
    Private passenger automobile.......................   $ 343,801  $ 338,806
    Homeowners.........................................   $   8,252  $  15,549
    Commercial automobile..............................   $  18,794  $  19,421
  Net investment income, after tax.....................   $  36,882  $  34,873

  Pure loss ratios of Massachusetts subsidiaries
    Private passenger automobile.......................        69.5%      62.0%
    Homeowners (gross of reinsurance)..................        35.4%      31.8%
    Commercial automobile..............................        62.7%      51.4%

  Massachusetts private passenger automobile
   exposures written...................................      466,153   470,529

  Massachusetts private passenger automobile
    premiums written...................................   $  401,516 $ 372,376

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and
Other Information)
(continued)

12.	Common Stocks

	The cost and approximate fair market value of common stocks at June 30, 1999 and December 31, 1998, are as follows:

                                                            June 30, 1999                 December 31, 1999
                                                                   Fair Market                      Fair Market
                                                        Cost          Value             Cost           Value
    Preferred stock mutual funds.................     $ 208,103      $ 193,566        $ 169,394      $ 172,455
    Common Stocks................................        89,470         99,056           91,966        111,506

                Total common stocks..............     $ 297,573      $ 292,622        $ 261,360      $ 283,961

The Commerce Group, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended June 30, 1999 compared to three months ended June 30, 1998

Direct premiums written during the second quarter of 1999, increased $37,352,000 or 19.1% to $233,183,000, as compared to the same period in 1998.
The increase was primarily attributable to a $14,743,000, or 7.7% increase in Massachusetts direct premiums written and a $22,609,000 or 416.3% increase in direct premiums written in states outside of Massachusetts. The increase in Massachusetts direct premiums written was primarily attributable to a $14,805,000 or 9.1% increase for Massachusetts personal automobile insurance, a $646,000, or 4.4% increase in Massachusetts homeowners insurance offset by a net decrease of $708,000 or 5.4% in all other Massachusetts lines combined. The increase in direct premiums written in states outside of Massachusetts was primarily attributable to the Company's January 29, 1999 acquisition of Automobile Club Insurance Company as part of a joint venture with AAA Southern New England ("AAA SNE"). Located in Columbus, Ohio, Automobile Club Insurance Company, whose name was changed to American Commerce Insurance Company ("ACIC") following the acquisition, is a property and casualty insurer with policies written in 28 states and licenses in several others. ACIC direct premiums written of $22,987,000 are included in the second quarter of 1999 results. For further details refer to the liquidity section of this 10-Q's Management's Discussion and Analysis.

The increase in Massachusetts personal automobile direct premiums written resulted primarily from changes to the Company's safe driver deviations which were effective at the beginning of 1999 and the 1999 state mandated average rate increase of 0.7%. Although the state mandated average rate increased only 0.7%, the impact of this and the safe driver deviation changes resulted in an 8.9% increase in the average personal automobile premium per exposure (each vehicle insured) for the second quarter of 1999 as compared to the second quarter of 1998. Personal automobile exposures remained relatively constant to last years exposures. The 8.9% increase in average premium per exposure was due to the facts that the rate decision does not anticipate purchases of new automobiles in the year which the rate decision applies, and secondly, the Company's mix of personal automobile business differs from that of the industry. Additionally, in January 1999, the Company was granted, for the 1999 calendar year, approval to offer its customers safe driver deviations of 8.0% for Step 9 (15% in 1998) and 3.0% for Step 10 (4% in 1998). Companies must re-apply annually, after the state sets rates, to offer safe driver deviations. The Company's affinity group discount for 1999 policies remained unchanged at 6%. For drivers who qualify, the Company's group discount and safe driver deviations can be combined for up to a 13.5% (20.1% in 1998) reduction from state mandated rates. The increase in Massachusetts homeowners direct premiums written during the second quarter of 1999 resulted primarily from a 3.6% increase in the number of policies as compared to the second quarter of 1998.

The Commerce Group, Inc. and Subsidiaries

Net premiums written during the second quarter of 1999 increased $37,872,000, or 20.1% as compared to the second quarter of 1998, of which $22,914,000 were derived from the acquisition of ACIC. The remaining increase in net premiums written was primarily due to changes in direct premiums written as described above, offset by increased levels of coverage provided through non-automobile reinsurance treaties resulting in an increase of ceded premiums. Primarily as a result of these changes to the reinsurance treaties, which went into effect during the third quarter of 1998, written premiums ceded (excluding those ceded to the Commonwealth Automobile Reinsurers ("C.A.R.")) increased $6,450,000, or 82.3% as compared to the second quarter of 1998. Written premiums assumed from C.A.R. increased $5,979,000, or 32.4% and written premiums ceded to C.A.R. decreased $991,000, or 5.4% as compared to the second quarter of 1998, as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance.

Earned premiums increased $25,787,000, or 13.5% during the second quarter of 1999 as compared to the same period in 1998. The increase in earned premiums was primarily the result of the acquisition of ACIC which produced $22,301,000 in earned premiums coupled with the changes in direct premiums written as described above offset by the increased levels of coverage provided by non-automobile reinsurance treaties also described above. Earned premiums assumed from C.A.R. decreased $834,000 or 3.5% and earned premiums ceded to C.A.R. decreased $483,000, or 2.7% as compared to the second quarter of 1998. Direct premiums earned for Massachusetts personal automobile insurance increased $10,338,000, or 6.5% compared to the same period in 1998.

Commercial automobile insurance net premiums earned decreased $237,000, or 2.4%, and homeowners net premiums earned decreased $718,000, or 9.0%, as compared to the second quarter of 1998. The decrease in homeowners net premiums earned is attributable to an increase of $3,270,000 from ACIC, offset by increased levels of coverage provided through the other than automobile quota share reinsurance treaty that resulted in increased ceded earned premiums on Massachusetts business.

Net investment income increased slightly by $945,000 or 4.4%, compared to the second quarter of 1998. Net investment income as a percentage of total average investments at cost was 6.8% in the second quarter of 1999 as compared to 6.9% during the same period in 1998. Net investment income was also impacted by the purchase of 1,185,900 shares of Treasury Stock in the first quarter of 1999, for $32,607,000. Net investment income after tax as a percentage of total average investments, at cost, was 5.8% in the second quarter of 1999 as compared to 5.7% for the same period in 1998. As previously announced the Company is seeking greater flexibility to provide for enhanced potential future capital appreciation. The Company's continuing strategy is to acquire equity investments, including potential acquisitions, which may forego current investment yield in favor of potential higher yielding capital appreciation in the future.

The Commerce Group, Inc. and Subsidiaries

Premium finance and service fees increased $369,000 or 11.1% during the second quarter of 1999 as compared to the same period in 1998. The increase for the second quarter of 1999 versus 1998 was primarily attributable to the impact of implementing a $3.00 installment on each invoice following the down payment, for personal lines policies with effective dates of January 1, 1998 and beyond. This program is now into its second year since implementation. Previously, for 1996 and 1997, the Company had utilized a "late fee" system.

Net realized investment gains totaled $6,565,000 during the second quarter of 1999 as compared to $1,282,000 for the same period in 1998. The net realized investment gains for the second quarter of 1999 were primarily the result of sales of stock of a major international insurance company resulting in net realized gains of $6,465,000 and sales of other common stocks offset by net realized losses on the sales of non-taxable bonds and preferred stock. Net realized investment gains during the second quarter of 1998 were the result of sales of stock of an energy company resulting in net realized gains of $1,886,000 which was partially offset by realized investment losses in the sales of non-taxable bonds and preferred stocks.

Losses and loss adjustment expenses ("LAE") incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") increased to 75.6% for the second quarter of 1999 as compared to 71.1% for the same period in 1998. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile increased to 69.3% compared to 62.1% in the second quarter of 1998. The increase in the loss ratio was primarily due to a continued decrease in redundancies arising from prior accident years. The commercial automobile pure loss ratio decreased to 50.8% compared to 53.7% during the second quarter of 1998. For homeowners, the pure loss ratio, gross of reinsurance, decreased to 29.8% compared to 38.9% during the second quarter of 1998. The decrease was the result of better property experience coupled with higher prior year redundancies in 1999 versus 1998. Offsetting these, total expenses related to the Company's management incentive compensation plan included in losses and loss adjustment expenses were $2,451,000 lower in the second quarter of 1999 as compared to the same period in 1998. Of this decrease, approximately $627,000 benefited the insurance companies with the remainder benefiting corporate expenses. The decrease was primarily driven by decreases, during the quarter, in the market price of the Company's common stock. The expenses related to the management incentive compensation plan are directly impacted by the average market price of the Company's common stock. The loss ratio was favorably impacted by 1.7% due to a reduction in expenses related to the termination of a contract for software development with an outside vendor. The loss ratio was also favorably impacted by additional reductions in computer services expenses.

The Commerce Group, Inc. and Subsidiaries

Policy acquisition costs increased $3,527,000 or 6.2% during the second quarter of 1999 compared to the same period in 1998. As a percentage of net premiums written, however, underwriting expenses for the insurance companies (on a statutory basis) were 25.8% during the second quarter of 1999 as compared to 27.7% for the same period in 1998. This decrease in policy acquisition costs, as a percentage of net premiums written, was primarily impacted by lower computer services expenses during the second quarter of 1999 as compared to the same period in 1998. A portion of the computer services expense decrease resulted from the termination of a contract for software development with an outside vendor which favorably impacted the underwriting expense ratio by 1.3%. Total expenses related to the Company's management incentive compensation plan included in policy acquisition costs were $2,101,000 lower in the second quarter of 1999 as compared to the same period in 1998. Of this decrease, approximately $609,000 benefited the insurance companies with the remainder benefiting corporate expenses. The decrease was primarily driven by decreases, during the quarter, in the market price of the Company's common stock.

The Company's effective tax rate was 16.1% for the second quarter of 1999 as compared to 17.8% for the same period in 1998. In both years the effective tax rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest income and the corporate dividends deduction. The lower effective tax rate for the second quarter of 1999 was the result of the tax exempt interest and the dividends received deduction comprising a greater portion of net earnings before taxes during the second quarter of 1999 as compared to the same period in 1998.

The Commerce Group, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS

Six months ended June 30, 1999 compared to six months ended June 30, 1998

Direct premiums written during the first six months of 1999, increased $69,001,000 or 15.5% to $513,135,000, as compared to the same period in 1998.
The increase was primarily attributable to a $31,597,000, or 7.3% increase in Massachusetts direct premiums written and a $37,404,000 or 298.8% increase in direct premiums written in states outside of Massachusetts. The increase in Massachusetts direct premiums written was primarily attributable to a $30,759,000 or 8.1% increase for Massachusetts personal automobile insurance, a $1,582,000, or 6.3% increase to Massachusetts homeowners insurance offset by a net decrease of $744,000 or 2.6% in all other Massachusetts lines combined. The increase in direct premiums written in states outside of Massachusetts was primarily attributable to the Company's January 29, 1999 acquisition of Automobile Club Insurance Company as part of a joint venture with AAA Southern New England ("AAA SNE"). Located in Columbus, Ohio, Automobile Club Insurance Company, whose name was changed to American Commerce Insurance Company ("ACIC") following the acquisition, is a property and casualty insurer with policies written in 28 states and licenses in several others. ACIC direct premiums written of $38,868,000 are included in the first six months of 1999 results, which represents five months premium since the acquisition. For further details refer to the liquidity section of this 10-Q's Management's Discussion and Analysis.

The increase in Massachusetts personal automobile direct premiums written resulted primarily from changes to the Company's safe driver deviations which were effective at the beginning of 1999 and the 1999 state mandated average rate increase of 0.7%. Although the state mandated average rate increased only 0.7%, the impact of this and the safe driver deviation changes resulted in an 8.8% increase in the average personal automobile premium per exposure (each vehicle insured) for the second quarter of 1999 as compared to the second quarter of 1998. This was offset by a 0.9% decrease in personal automobile exposures primarily due to agents that no longer represent the Company. The 8.8% increase in average premium per exposure was due to the facts that the rate decision does not anticipate purchases of new automobiles in the year which the rate decision applies, and secondly, the Company's mix of personal automobile business differs from that of the industry. Additionally, in January 1999, the Company was granted, for the 1999 calendar year, approval to offer its customers safe driver deviations of 8.0% for Step 9 (15% in 1998) and 3.0% for Step 10 (4% in 1998). Companies must re-apply annually, after the state sets rates, to offer safe driver deviations. The Company's affinity group discount for 1999 policies remained unchanged at 6%. For drivers who qualify, the Company's group discount and safe driver deviations can be combined for up to a 13.5% (20.1% in 1998) reduction from state mandated rates. The increase in Massachusetts homeowners direct premiums written during the first six months of 1999 resulted primarily from a 5.0% increase in the number of policies as compared to the first six months of 1998.

The Commerce Group, Inc. and Subsidiaries

Net premiums written during the first six months of 1999 increased $61,838,000, or 14.1% as compared to the first six months of 1998, of which $38,169,000 were derived from the acquisition of ACIC. The remaining increase in net premiums written was primarily due to changes in direct premiums written as described above offset by increased levels of coverage provided through non-automobile reinsurance treaties resulting in an increase of ceded premiums on Massachusetts business. Primarily as a result of these changes to the reinsurance treaties, which went into effect during the third quarter of 1998, written premiums ceded (excluding those ceded to the Commonwealth Automobile Reinsurers ("C.A.R.")) increased $11,746,000, or 82.5% as compared to the first six months of 1998. Written premiums assumed from C.A.R. increased $2,162,000, or 4.8% and written premiums ceded to C.A.R. decreased $2,421,000, or 6.7% as compared to the first six months of 1998, as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance.

Earned premiums increased $41,718,000, or 11.0% during the first six months of 1999 as compared to the same period in 1998. The increase in earned premiums was primarily the result of the acquisition of ACIC which produced $36,851,000 in earned premiums coupled with the changes in direct premiums written as described above offset by the increased levels of coverage provided by non-automobile reinsurance treaties also described above. Earned premiums assumed from C.A.R. decreased $1,344,000 or 3.1% and earned premiums ceded to C.A.R. increased $1,244,000, or 3.7% as compared to the first six months of 1998. Direct premiums earned for Massachusetts personal automobile insurance increased $20,213,000, or 6.4% compared to the same period in 1998.

Commercial automobile insurance net premiums earned decreased $522,000, or 2.7%, and homeowners net premiums earned decreased $2,306,000, or 14.8%, as compared to the first six months of 1998. The decrease in homeowners net premiums earned is attributable to an increase of $5,287,000 from ACIC, offset by increased levels of coverage provided through the other than automobile quota share reinsurance treaty that resulted in increased ceded earned premiums on Massachusetts business.

Net investment income increased slightly by $1,026,000 or 2.4%, compared to the first six months of 1998. Net investment income as a percentage of total average investments at cost was 6.7% in the first six months of 1999 as compared to 6.8% during the same period in 1998. Mitigating the decline in yield during the first six months of 1999, net invested assets at cost increased $79,932,000 primarily as the result of the acquisition of ACIC. Net investment income was also impacted by the purchase of 1,185,900 shares of Treasury Stock for $32,607,000 in the first quarter of 1999. Net investment income after tax as a percentage of total average investments, at cost, was 5.7% in the first six months of 1999 as compared to 5.7% for the same period in 1998. As previously announced the Company is seeking greater flexibility to provide for enhanced potential future capital appreciation. The Company's continuing strategy is to acquire equity investments, including potential acquisitions, which forego current investment yield in favor of potential higher yielding capital appreciation in the future.

The Commerce Group, Inc. and Subsidiaries

Premium finance and service fees increased $1,638,000 or 27.7% during the first six months of 1999 as compared to the same period in 1998. The increase for the first six months of 1999 versus 1998 was primarily attributable to the impact of implementing a $3.00 installment on each invoice following the down payment, for personal lines policies with effective dates of January 1, 1998 and beyond. This program is now into its second year since implementation. Previously, for 1996 and 1997, the Company had utilized a "late fee" system.

Net realized investment gains totaled $6,145,000 during the first six months of 1999 as compared to net realized investment gains of $5,083,000 for the same period in 1998. The net realized investment gains for the fist six months of 1999 were primarily the result of sales of a major international insurance company resulting in net realized gains of $6,465,000 offset by losses in the sales of non-taxable bonds and preferred stock. Net realized investment gains during the first six months of 1998 were the result of sales of the common stocks resulting in net realized gains of $6,940,000 which was partially offset by realized investment losses in the sales of non-taxable bonds and preferred stocks.

Losses and loss adjustment expenses ("LAE") incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") increased to 76.1% for the first six months of 1999 as compared to 69.9% for the same period in 1998. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile increased to 68.6% compared to 62.0% in the first six months of 1998. The increase in the loss ratio was primarily due to a continued decrease in redundancies arising from prior accident years, and increases in the cost of adjusting losses. The commercial automobile pure loss ratio increased to 62.7% compared to 51.4% during the first six months of 1998 primarily due to a decrease in redundancies arising from prior accident years. For homeowners, the pure loss ratio, gross of reinsurance, increased to 39.0% compared to 27.1% during the first six months of 1998. The increase was primarily the result of fewer prior year liability redundancies in the 1999 figure. Offsetting these, total expenses related to the Company's management incentive compensation plan included in losses and loss adjustment expenses were $5,609,000 lower in the first six months of 1999 as compared to the same period in 1998. Of this decrease, approximately $1,564,000 benefited the insurance companies with the remainder benefiting corporate expenses. The decrease was primarily driven by decreases, during the first six months of 1999, in the market price of the Company's common stock. The expenses related to the management incentive compensation plan are directly impacted by the average market price of the Company's common stock. The loss ratio was favorably impacted by 0.9% due to a reduction in expenses related to the termination of a contract for software development with an outside vendor. The loss ratio was also favorably impacted by additional reductions in computer services expenses.

The Commerce Group, Inc. and Subsidiaries

Policy acquisition costs increased $7,199,000 or 6.6% during the first six months of 1999 compared to the same period in 1998. As a percentage of net premiums written, however, underwriting expenses for the insurance companies (on a statutory basis) were 25.5% during the first six months of 1999 as compared to 26.7% for the same period in 1998. This decrease in policy acquisition costs, as a percentage of net premiums written, was primarily impacted by lower computer services expenses during the first six months of 1999 as compared to the same period of 1998. A portion of the computer services expense decrease resulted from the termination of a contract for software development with an outside vendor which favorably impacted the underwriting expense ratio by 0.6%. Total expenses related to the Company's management incentive compensation plan included in policy acquisition costs were $4,837,000 lower in the first six months of 1999 as compared to the same period in 1998. Of this decrease, approximately $1,527,000 benefited the insurance companies with the remainder benefiting corporate expenses. The decrease was primarily driven by decreases, during the first six months of 1999, in the market price of the Company's common stock. The expenses related to the management incentive compensation plan are directly impacted by the average market price of the Company's common stock.

The Company's effective tax rate was 16.0% for the first six months of 1999 as compared to 21.0% for the same period in 1998. In both years the effective tax rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest income and the corporate dividends deduction. The lower effective tax rate for the first six months of 1999 was the result of the tax exempt interest and the dividends received deduction comprising a greater portion of net earnings before taxes.

The Commerce Group, Inc. and Subsidiaries

Liquidity and Capital Resources

The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page 3 and the Consolidated Statements of Cash Flows on pages 5 and 6. Stockholders' equity decreased by $42,265,000 or 6.0%, during the first six months of 1999. This decrease was the result of net earnings of $37,473,000, offset by other comprehensive loss (formerly known as net unrealized losses), net of income tax benefits, on fixed maturities, equity securities and other investments of $27,870,000, dividends paid to stockholders of $19,261,000 and Treasury Stock purchased of $32,607,000. Total assets at June 30, 1999 increased by $167,528,000 or 9.5%, to $1,923,511,000 as compared to total assets of $1,755,983,000 at December 31, 1998, most of which resulted from the acquisition of ACIC. Invested assets increased $51,294,000 or 4.1% primarily as a result of the addition of $159,590,000 of invested assets from ACIC, offset by the initial $90,800,000 investment in the joint venture and treasury stock purchases. Premiums receivable increased $64,185,000 or 39.4%, $9,337,000 attributable to ACIC. Deferred policy acquisition costs increased $15,509,000 or 17.5%, $6,508,000 attributable to ACIC. Receivable from reinsurers increased $13,701,000 or 37.3%, $7,453,000 attributable to ACIC. All other remaining assets increased $22,839,000 or 10.9%, $6,618,000 attributable to ACIC. The increase in premiums receivable was primarily attributable to the seasonality of the policy effective dates of the Company's business coupled with higher average premiums per exposure for Massachusetts auto business.

As of June 30, 1999, the market value of the Company's fixed maturity portfolio exceeded its book value by $4,604,000 ($2,993,000 after taxes, or $0.09 per share). At December 31, 1998 the market value of the Company's fixed maturity portfolio exceeded its book value by $18,785,000 ($12,210,000 after taxes, or $0.34 per share). At June 30, 1999, the cost of the Company's preferred stocks exceeded market value by $4,795,000 ($3,117,000 after taxes, or $0.09 per share). At December 31, 1998 the cost of preferred stocks exceeded market value by $2,845,000 ($1,849,000 after taxes, or $0.05 per share). At June 30, 1999 the cost of the Company's common stocks exceeded market value by $4,951,000 ($3,218,000 after taxes, or $0.09 per share). At December 31, 1998 the market value of common stocks exceeded cost by $22,601,000 ($14,691,000 after taxes, or $0.41 per share).

The market value of preferred stocks increased $21,884,000 or 11.1% and the market value of common stocks (primarily composed of closed-end preferred stock mutual funds) increased $8,661,000 or 3.1%, during the first six months of 1999 primarily as a result of additional purchases offset by decreases in the market value caused by increase in interest rates during the first six months of 1999. The Company's strategy is to acquire equity investments, including potential acquisitions, which forego current investment yield in favor of future potentially higher yielding capital appreciation.

The Commerce Group, Inc. and Subsidiaries

The Company's liabilities totalled $1,256,998,000 at June 30, 1999 as compared to $1,050,198,000 at December 31, 1998. The $206,800,000 or 19.7% increase resulted primarily from the acquisition of ACIC. Losses and loss adjustment expenses increased $91,892,000 or 15.4%, $60,077,000 attributable to ACIC. Unearned premiums increased $102,977,000 or 26.3%, $27,421,000 attributable to ACIC as a result of the seansonality of the policy effective dates of the Company's business coupled with higher average premiums per exposure for Massachusetts auto business. Excess of book value of subsidiary interest over cost (formerly referred to as Negative Goodwill) associated with the January 29, 1999 acquisition of ACIC was $11,281,000. The net effect of all other liabilities increased $650,000 or 1.0%. The increase in the liability for loss and loss adjustment expenses is attributed primarily to the acquisition of ACIC as mentioned, coupled with increased reported losses, as described below for Massachusetts business, during the first six months of 1999. The remaining change in unearned premiums primarily resulted from the increase in Massachusetts personal automobile direct premiums written and the expected seasonality impact of policy effective dates previously mentioned.

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sales of investments as reflected in the Consolidated Statements of Cash Flows on pages 5 and 6. In November 1997, the Company received state regulatory approval to implement an installment fee of $3.00 on each invoice following the down payment, for personal lines policies with January 1, 1998 effective dates. This program is now into its second year since implementation. Previously, for 1997 and 1996, the Company utilized a "late fee" system. The impact of this change through the second quarter of 1999 has resulted in a 27.2% increase in combined premium finance and service fees as compared to the same period in 1998.

The Company's operating activities provided cash of $53,745,000 in the first six months of 1999 as compared to $26,571,000 in 1998. These cash flows were primarily impacted during the first six month of 1999 by premiums collected which increased $26,494,000, or 6.5%.

Net losses and LAE paid, which includes the change in the losses and LAE liability, increased $3,861,000, or 1.3%. For Massachusetts business, net payments on automobile liability claims increased $1,835,000 or 1.3% and net payments on collision losses increased $2,504,000 or 4.9%. The remaining amount is primarily the result of decreased payments for the management incentive compensation plan coupled with reduced computer services expenses resulting from the termination of a contract for software development with an outside vendor.

The Commerce Group, Inc. and Subsidiaries

The net cash flows used in investing activities were primarily the result of purchases of fixed maturities and equity securities and by the acquisition of ACIC, net of cash acquired offset by proceeds from the sale and maturity of fixed maturities and equity securities. Investing activities were funded by accumulated cash and cash provided by operating activities during 1999 and 1998.

Cash flows used in financing activities totaled $51,868,000 during the first six months of 1999 compared to $19,103,000 during the same period in 1998. The 1998 cash flows used in financing activities consisted exclusively of dividends paid to stockholders. The 1999 cash flows used in financing activities consisted of $19,261,000 in dividends paid to stockholders and $32,607,000 used to purchase 1,185,900 shares of Treasury Stock under the Company's stock buyback programs.

The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. At June 30, 1999, the Company held cash and short-term investments of approximately $19,296,000. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs.

Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns and matching of asset and liability cash flows, to optimize tax planning and to realize gains. This practice will continue in the future.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net written premiums to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's statutory premiums to surplus ratio was 1.62 to 1.00 and 1.52 to 1.00 for the six months ended June 30, 1999 and 1998, respectively.

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

The Commerce Group, Inc. and Subsidiaries

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

The Century Change project, enlisting both a redeployment of internal resources and additional external consultant resources, involved the development of a formal plan to address the Year 2000 problem and has progressed in accordance with that plan. The Company's plan, which was designed to, and is proceeding so as to, avoid any material adverse business production issues, organized corporate systems into four sub-categories: Data Exchange, AS400 Systems/Programs, PC Applications and PC Based Vendor Purchased Application Software. Different sub-plans were established for each category with the same Year 2000 objective in mind. As a result of this effort, the majority of the programming changes dealing with policy issuance, claims processing and maintenance have been completed as of October 1998. Other internal changes are expected to be completed in accordance with specified delivery dates as outlined in the plan. Looking forward, the project has and will continue to move into the testing phases of the plan which will primarily conclude at the end of third quarter 1999.

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

The Commerce Group, Inc. and Subsidiaries

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

The Company's Executive Committee, as well as all departments in the Company, are currently reviewing issues dealing with identifying possible year 2000 worst case scenarios and the development of contingency plans to respond to the likelihood of these scenarios. Contingency Plans will be discussed and developed, where deemed appropriate, for all material systems and relationships during the second half of 1999. At a minimum, contingency plans will be developed for the continuation of policy and claim processing in the event that the Company's computer systems are not available due to a year 2000 related failure.

The project to date has involved internal staff costs as well as consulting expenses to prepare the systems for the year 2000. Total costs to date for the Century Change project have been approximately $6.5 million ($1.6 million which relates to 1999). Administration, programming, testing and implementation of system applications relating to the Century Change project are expected to cost an additional $0.6 million in 1999.

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

The Commerce Group, Inc. and Subsidiaries

The Company manages its overall market risk by focusing on higher quality equity and fixed income investments, by continuously monitoring the credit strength of all companies in which investments are made, by limiting exposure in any one investment and by monitoring the quality of the investment portfolio by taking into account credit ratings assigned by recognized rating organizations.

As part of its investing activities, the Company assumes positions in fixed maturity, equity, short-term and cash equivalents markets. The Company is, therefore, exposed to the impacts of interest rate changes in the market value of investments. As of June 30, 1999, the Company's exposure to interest rate changes and equity price risk has been estimated using sensitivity analysis. The interest rate impact is defined as the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks. The equity price risk is defined as a hypothetical change of plus-or-minus 10% in the fair value of common stocks. Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. Based on the results of the sensitivity analysis at June 30, 1999, the Company's estimated market exposure for a 200 basis point increase (decrease) in interest rates was calculated. A 200 basis point increase would result in a $69,803,000 decrease in the market value of the fixed maturities and preferred stocks. A 200 basis point decrease would result in a $44,485,000 increase in the market value of the same securities. The equity price risk impact at June 30, 1999, based upon a 10% increase in the fair value of common stocks, would be an increase of $29,262,000. Based upon a 10% decrease, common stocks would decrease $29,262,000. This analysis was exemplified during 1999 as the Company experienced a decline in the market value of investments of $27,870,000 primarily as evidenced by an increase in long term interest rates during this period.


Stock Buyback and Dividends

The Company began a stock buyback program during the second quarter of 1995. The program, which was approved by the Board of Directors on May 19, 1995, authorized the Company to purchase up to 3 million shares of Treasury Stock. Through March 31, 1999, the Company completed its share purchases under that program. Under prior Board of Director authorizations, the Company purchased an additional 143,248 shares during the first quarter of 1999, bringing total purchases of Treasury Stock to 3,143,248 shares as of June 30, 1999. In May 1999, the Board of Directors approved an additional stock buy back program of up to 2 million shares.

The Company's Employee Stock Ownership Plan has purchased more than 926,000 shares in open market transactions since the buyback program was announced, of which 171,750 shares were purchased during the first six months of 1999 for $5,024,000 as compared to 89,000 shares for $3,017,000 during the same period in 1998.

The Commerce Group, Inc. and Subsidiaries

On June 18, 1999, the Company paid a quarterly dividend of $0.28 to stockholders of record as of June 4, 1999. The Company increased its quarterly dividend to stockholders from $0.27 to $0.28 during the second quarter of 1999.


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

The Commerce Group, Inc. and Subsidiaries


PART II - OTHER INFORmation



Item 4.  RESULTS OF VOTES OF SECURITY HOLDERS


On May 21, 1999, at the Annual Meeting of the stockholders of the Company, the number of Directors was fixed at 19 and the slate of Directors as presented in the Annual Proxy was approved. The votes as tabulated by Boston EquiServe, L.P. were as follows:

                                  Total Vote For        Total Vote Withheld
                                   Each Director         From Each Director
Herman F. Becker                    29,787,511                136,341
Joseph A. Borski, Jr.               29,787,625                136,227
Eric G. Butler                      29,787,511                136,341
Henry J. Camosse                    29,787,625                136,227
Gerald Fels                         29,787,605                136,247
David R. Grenon                     29,787,625                136,227
Robert W. Harris                    29,787,625                136,227
Robert S. Howland                   29,787,511                136,341
John J. Kunkel                      29,786,101                137,751
Raymond J. Lauring                  29,786,501                137,351
Roger E. Lavoie                     29,733,811                190,041
Normand R. Marois                   29,787,625                136,227
Suryakant M. Patel                  29,787,625                136,227
Arthur J. Remillard, Jr.            29,787,625                136,227
Arthur J. Remillard, III            29,787,625                136,227
Regan P. Remillard                  29,787,375                136,477
Antranig A. Sahagian                29,732,801                191,051
Gurbachan Singh                     29,787,625                136,227
John W. Spillane                    29,784,175                139,677

The Commerce Group, Inc. and Subsidiaries

PART II - OTHER INFORmation


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)	Form 8-K - none filed during the second quarter of 1999.




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



                                        THE COMMERCE GROUP, INC.




                                           RANDALL V. BECKER
                                           Randall V. Becker
                                Treasurer and Chief Accounting Officer

The Commerce Group, Inc. and Subsidiaries

PART II - OTHER INFORmation


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)	Form 8-K - none filed during the second quarter of 1999.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE COMMERCE GROUP, INC.




                                           Randall V. Becker
                                Treasurer and Chief Accounting Officer