Form 10-Q
period 1999-09-30
COMMERCE GROUP INC /MA
filed 1999-11-12
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended September 30, 1999            Commission File Number 0-16882



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

As of November 1, 1999, the number of shares outstanding of the registrant's common stock (excluding Treasury Shares) was
34,564,952

The Commerce Group, Inc.

Table of Contents



                                                                      Page No.
Part I - Financial Information

Consolidated Balance Sheets at
    September  30, 1999 (Unaudited) and December 31, 1998...............   3

Consolidated Statements of Earnings for the
    Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited)..   4

Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 1999 and 1998 (Unaudited)...........   5

Consolidated Statements of Cash Flows - Reconciliation of Net
    Earnings to Net Cash Provided by Operating Activities for the
    Nine Months Ended September 30, 1999 and 1998 (Unaudited)............   6

Notes to Unaudited Consolidated Financial Statements.....................   7

Management's Discussion and Analysis.....................................  12



Part II - Other Information


Item 6
    Exhibits and Reports on Form 8-K.....................................  28

Signature ...............................................................  28

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

                                                                                                         September 30,  December 31,
                                                                                                             1999         1998
                                                                                                         (Unaudited)
                                                ASSETS
    Investments:
      Fixed maturities, at market (cost:  $683,856 in 1999 and $600,482 in 1998).........................  $  676,607   $  619,267
      Preferred stocks, at market (cost:  $231,453 in 1999 and $200,270 in 1998).........................     222,926      197,425
      Common stocks, at market (cost:  $320,811 in 1999 and $261,360 in 1998.............................     303,554      283,961
      Mortgage loans on real estate and collateral notes receivable (less allowance for possible loan
        losses of $2,312 in 1999 and $2,301 in 1998).....................................................      70,062       73,510
      Cash and short-term investments....................................................................      13,296       75,912
      Other investments (cost: $13,229 in 1999 and $7,450 in 1998)........................................     14,237        7,825
          Total investments..............................................................................   1,300,682    1,257,900

    Accrued investment income............................................................................      15,721       13,662
    Premiums receivable (less allowance for doubtful receivables of $1,451 in 1999 and $1,450 in 1998....     227,829      162,878
    Deferred policy acquisition costs....................................................................     103,954       88,759
    Property and equipment, net of accumulated depreciation..............................................      34,772       35,854
	    Residual market receivable
      Losses and loss adjustment expenses................................................................     114,900      111,784
      Unearned premiums..................................................................................      47,873       41,436
    Due from reinsurers..................................................................................      53,915       36,687
    Deferred income taxes................................................................................      24,407          -
    Receivable for securities sold.......................................................................       1,693          -
    Non-compete agreement................................................................................       3,267          -
    Other assets.........................................................................................       8,035        7,023

          Total assets...................................................................................  $1,937,048   $1,755,983


                                            LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
      Losses and loss adjustment expenses................................................................  $  696,669   $  596,996
      Unearned premiums..................................................................................     495,381      391,424
      Current income taxes...............................................................................       6,439        4,061
      Deferred income taxes..............................................................................         -          3,769
      Deferred income....................................................................................       7,708        6,948
      Contingent commissions accrued.....................................................................      26,567       22,067
      Payable for securities purchased...................................................................       3,441           62
      Excess of book value of subsidiary interest over cost..............................................      10,661           -
      Other liabilities and accrued expenses.............................................................      28,565       24,871

          Total liabilities..............................................................................   1,275,431    1,050,198


    Minority interest....................................................................................       2,181          -

    Stockholders' equity
      Preferred stock, authorized 5,000,000 shares at $1.00 par value; none issued in 1999 and 1998......         -            -
      Common stock, authorized 100,000,000 shares at $.50 par value;
        issued and outstanding 38,000,000 shares in 1999 and 1998........................................      19,000       19,000
      Paid-in capital....................................................................................      29,621       29,621
      Net accumulated other comprehensive income (loss), net of income taxes (benefits) of ($10,724)
        in 1999 and $13,621 in 1998......................................................................     (19,916)      25,295
      Retained earnings..................................................................................     706,029      670,556
                                                                                                              734,734      744,472
      Treasury stock 3,324,448 shares in 1999 and 1,957,348 shares in 1998...............................     (75,298)     (38,687)
          Total stockholders' equity.....................................................................     659,436      705,785

          Total liabilities, minority interest and stockholders' equity..................................  $1,937,048   $1,755,983










The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Nine Months Ended September 30, 1999 and 1998
(Thousands of Dollars Except Share and Per Share Data)
(Unaudited)

                                                                              Three Months Ended               Nine Months Ended
                                                                                September 30,                   September 30,

                                                                              1999          1998             1999           1998
    Revenues
      Direct premiums written.........................................     $  232,380    $  189,488       $   745,515    $  633,622
      Assumed premiums................................................         22,728        19,424            69,821        64,355
      Ceded premiums..................................................        (33,908)      (45,818)          (93,619)      (96,204)
        Net premiums written..........................................        221,200       163,094           721,717       601,773

      (Increase) decrease in unearned premiums........................          1,722        17,942           (78,387)      (42,047)
      Earned premiums ................................................        222,922       181,036           643,330       559,726

      Net investment income...........................................         22,210        21,116            65,340        63,428
      Premium finance and service fees................................          3,729         3,910            11,272         9,815
      Amortization of excess of book value of subsidiary interest
        over cost.....................................................            769           -               2,051           -
      Net realized investment gains (losses)..........................          1,686            (2)            7,831         5,081


               Total revenues.........................................        251,316       206,060           729,824       638,050

    Expenses
      Losses and loss adjustment expenses.............................        157,163       121,775           475,671       388,303
      Policy acquisition costs........................................         60,758        45,530           176,655       154,228


               Total expenses.........................................        217,921       167,305           652,326       542,531



               Earnings before income taxes and minority interest
                 in net loss of subsidiary............................         33, 395       38,755            77,498        95,519

    Income taxes......................................................          6,626         8,894            13,665        20,838

               Earnings before minority interest in net loss of
                 subsidiary...........................................         26,769        29,861            63,833        74,681

    Minority interest in net loss of subsidiary.......................            252           -                 661           -

               NET EARNINGS...........................................     $   27,021    $   29,861        $   64,494    $   74,681


               COMPREHENSIVE INCOME...................................     $    9,680    $   32,417        $   19,283    $   72,843

               BASIC AND DILUTED NET EARNINGS PER COMMON SHARE........     $     0.78    $     0.83        $     1.84    $     2.07

               CASH DIVIDENDS PAID PER COMMON SHARE...................     $     0.28    $     0.27        $     0.83    $     0.80

               WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...     34,819,012    36,042,652        35,089,137    36,042,652


The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1999 and 1998
(Thousands of Dollars)
(Unaudited)

                                                                                  1999        1998
  Cash flows from operating activities:
    Premiums collected....................................................    $ 655,346   $ 578,490
    Net investment income.................................................       65,085      61,667
    Premium finance and service fees......................................       11,272       9,815
    Losses and loss adjustment expenses paid..............................     (448,535)   (424,820)
    Policy acquisition costs paid.........................................     (180,392)   (156,331)
    Federal income tax payments...........................................      (15,568)    (20,508)

        Net cash provided by operating activities.........................       87,208      48,313

  Cash flows from investing activities:
    Proceeds from  maturity of fixed maturities...........................       77,053      49,806
    Proceeds from sale of fixed maturities................................       73,568      25,840
    Proceeds from sale of equity securities...............................       72,730      58,096
    Purchase of fixed maturities..........................................      (86,699)   (134,540)
    Purchase of equity securities.........................................     (139,984)   (187,439)
    Purchase of other investments.........................................       (5,862)     (3,315)
    Purchase of subsidiary, net of cash acquired..........................      (77,056)        -
    Payments received on mortgage loans and collateral notes receivable...        9,074      20,631
    Mortgage loans and collateral notes originated........................       (6,418)    (11,659)
    Purchase of property and equipment....................................       (1,892)     (3,596)
    Other proceeds from investing activities..............................        1,294         185

        Net cash used in investing activities.............................      (84,192)   (185,991)


  Cash flows from financing activities:
    Dividends paid to stockholders........................................      (29,021)    (28,834)
    Purchase of treasury stock............................................      (36,611)        -

        Net cash used in financing activities.............................      (65,632)    (28,834)



    Decrease in cash and short-term investments...........................      (62,616)   (166,512)
    Cash and short-term investments at beginning of period................       75,912     238,888

        Cash and short-term investments at the end of period..............    $  13,296   $  72,376





The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities Nine Months Ended September 30, 1999 and 1998
(Thousands of Dollars)
(Unaudited)

                                                                                                1999            1998
    Cash flows from operating activities:
      Net Earnings...................................................................        $ 64,494         $ 74,681
      Adjustments to reconcile net earnings to net cash provided by operating activities:
        Premiums receivable..........................................................         (55,068)         (29,348)
        Deferred policy acquisition costs............................................          (8,828)         (10,270)
        Residual market receivable...................................................          (9,553)          20,440
        Due to/from reinsurers.......................................................          (9,666)         (14,146)
        Losses and loss adjustment expenses..........................................          36,561          (46,167)
        Unearned premiums............................................................          77,082           56,692
        Current income taxes.........................................................           2,509            3,593
        Deferred income taxes........................................................          (4,413)          (3,263)
        Deferred income..............................................................             760              (19)
        Contingent commissions.......................................................           4,500            7,643
        Other assets, liabilities and accrued expenses...............................          (6,263)          (7,880)
        Net realized investment gains................................................          (7,831)          (5,081)
        Other - net..................................................................           2,924            1,438

               Net cash provided by operating activities.............................        $ 87,208         $ 48,313


























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

 5.	Neither the results for the nine months ended September 30, 1999 nor comparison with the corresponding nine months ended September 30, 1998 should be considered indicative of the results which may be expected for the year ending December 31, 1999.

 6.	The Company, as part of a joint venture with AAA Southern New England
("AAA SNE"), completed the acquisition of Automobile Club Insurance
Company on January 29, 1999.  Located in Columbus, Ohio, Automobile
Club Insurance Company, whose name was changed to American Commerce
Insurance Company ("ACIC"), writes personal automobile and homeowners business in twenty eight states and is licensed in several others. The acquisition, which was accounted for as a purchase, resulted in the new balance sheet items: Non-compete agreement, Excess of book value of subsidiary interest over cost and Minority interest.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 (Thousands of Dollars Except Share, Per Share Data, Ratios and Other
Information)
(continued)

 7.	The Company purchased 1,042,652 shares of Treasury stock during the three month period ended March 31, 1999, completing purchases under the May 19, 1995 Board of Directors approved stock buy back program of up to 3 million shares of the Company's common stock. Additionally, under prior Board of Directors authorizations, the Company purchased 143,248 shares of the Company's common stock bringing the total purchases of Treasury Stock to 3,143,248 shares as of March 31, 1999. In May 1999, in addition to all previously announced programs, the Board of Directors approved an additional stock buy back program of up to 2 million shares. Since that announcement, the Company has purchased
181,200 shares of Treasury Stock, which occurred during the third quarter of 1999, bringing total purchases of Treasury Stock to 3,324,448 as of September 30, 1999.

 8.	In May 1999, the Board of Directors voted to increase its quarterly stockholder dividend from $0.27 per share to $0.28 per share.

 9.	Disclosure of Statement of Financial Accounting Standards No. 130 -
Reporting Comprehensive Income:

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  1999       1998
      Net earnings.....................................         $ 64,494   $ 74,681
      Other comprehensive income (loss), net of taxes
       (tax benefits):
        Change in unrealized gains (losses), net of
         income taxes (benefits) of ($17,553) in 1999
         and $1,161 in 1998............................          (32,598)     2,156
        Reclassification adjustment, net of income tax
         benefits of ($6,792) in 1999 and ($2,151) in
         1998..........................................          (12,613)    (3,994)
      Other comprehensive loss.........................          (45,211)    (1,838)
      Comprehensive income.............................         $ 19,283   $ 72,843

                                                                 Three Months Ended
                                                                    September 30,
                                                                  1999       1998
      Net earnings.....................................         $ 27,021   $ 29,861
      Other comprehensive income (loss), net of taxes
       (tax benefits):
        Change in unrealized gains (losses), net of
          income taxes (benefits) of ($7,180) in 1999
          and $1,588 in 1998...........................          (13,334)     2,949
        Reclassification adjustment, net of income tax
         benefits of ($2,158) in 1999 and ($212) in
         1998..........................................           (4,007)      (393)
      Other comprehensive income (loss)................          (17,341)     2,556
      Comprehensive income.............................         $  9,680   $ 32,417

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
- Disclosures about Segments of an Enterprise and Related Information:

                                                                     Earnings Before
                                                                     Income Taxes and   Identifiable
                                                           Revenue   Minority Interest     Assets

Nine Months Ended September 30, 1999
  Property and casualty insurance
    Massachusetts................................         $639,908       $ 69,124       $ 1,617,461
    Other than Massachusetts.....................           84,438          2,152           238,240
  Real estate and commercial lending.............            3,119          3,119            70,526
  Corporate and other............................            2,359          3,103            10,821
     Consolidated................................         $729,824       $ 77,498       $ 1,937,048


Nine Months Ended September 30, 1998

  Property and casualty insurance
    Massachusetts................................         $610,434       $ 87,260       $ 1,677,858
    Other than Massachusetts.....................           21,185          3,631            43,880
  Real estate and commercial lending.............            3,805          3,805            75,407
  Corporate and other............................            2,626            823            12,290
     Consolidated................................         $638,050       $ 95,519       $ 1,809,435

                                                                     Earnings Before
                                                                     Income Taxes and   Identifiable
                                                           Revenue   Minority Interest     Assets

Three Months Ended September 30, 1999
  Property and casualty insurance
    Massachusetts................................         $218,649       $ 30,847       $ 1,617,461
    Other than Massachusetts.....................           31,004          1,068           238,240
  Real estate and commercial lending.............              953            953            70,526
  Corporate and other............................              710            527            10,821
     Consolidated................................         $251,316       $ 33,395       $ 1,937,048


Three Months Ended September 30, 1998

  Property and casualty insurance
    Massachusetts................................         $197,486       $ 31,644       $ 1,677,858
    Other than Massachusetts.....................            6,645          1,291            43,880
  Real estate and commercial lending.............            1,271          1,271            75,407
  Corporate and other............................              658          4,549            12,290
     Consolidated................................         $206,060       $ 38,755       $ 1,809,435

	The acquisition of ACIC, on January 29, 1999, resulted in an additional property and casualty insurance segment entitled "Other than Massachusetts" beginning with the first quarter ended March 31, 1999.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and
Other Information)
(continued)

11.	Disclosure of Supplemental Information:

                                                               September 30,
                                                              1999       1998
OTHER BALANCE SHEET INFORMATION:
  Fixed maturities, at cost..............................   $ 683,856  $ 623,408
  Statutory surplus......................................   $ 518,208  $ 531,668

OTHER INFORMATION:
  Massachusetts policies in force
    Private passenger automobile.........................     610,625    607,205
    Homeowners...........................................     122,954    118,961
    Commercial automobile................................      14,448     14,677

                                                              Three Months Ended
                                                                September 30,
                                                              1999       1998
OTHER EARNINGS STATEMENT INFORMATION:
  Premiums earned of Massachusetts subsidiaries
    Private passenger automobile.........................   $ 179,953  $ 162,622
    Homeowners...........................................   $   4,160  $   4,063
    Commercial automobile................................   $   9,840  $   7,391
  Net investment income, after tax.......................   $  18,628  $  17,339

  Pure loss ratios of Massachusetts subsidiaries
    Private passenger automobile.........................        61.1%      59.7%
    Homeowners (gross of reinsurance)....................        43.4%      38.2%
    Commercial automobile................................        55.2%      54.4%

  Massachusetts private passenger automobile
   exposures written.....................................     189,453    183,687

  Massachusetts private passenger automobile
    premiums written.....................................   $ 173,247  $ 154,339

                                                               Nine Months Ended
                                                                September 30,
                                                              1999       1998
OTHER EARNINGS STATEMENT INFORMATION:
  Premiums earned of Massachusetts subsidiaries
    Private passenger automobile.........................   $ 523,754  $ 488,386
    Homeowners...........................................   $  12,412  $  20,213
    Commercial automobile................................   $  28,634  $  26,812
  Net investment income, after tax.......................   $  54,574  $  52,212

  Pure loss ratios of Massachusetts subsidiaries
    Private passenger automobile.........................        66.6%      61.7%
    Homeowners (gross of reinsurance)....................        38.1%      30.9%
    Commercial automobile................................        60.1%      52.3%

  Massachusetts private passenger automobile
   exposures written.....................................      655,606   654,216

  Massachusetts private passenger automobile
    premiums written.....................................   $  574,763 $ 526,713

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and
Other Information)
(continued)

12.	Common Stocks

	The cost and approximate fair market value of common stocks at September 30, 1999 and December 31, 1998, are as follows:

                                                         September 30, 1999               December 31, 1998
                                                                   Fair Market                      Fair Market
                                                        Cost          Value             Cost           Value
    Preferred stock mutual funds.................     $ 238,606      $ 219,916        $ 169,394      $ 172,455
    Common stocks................................        82,205         83,638           91,966        111,506

                Total common stocks..............     $ 320,811      $ 303,554        $ 261,360      $ 283,961

The Commerce Group, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended September 30, 1999 compared to three months ended September 30, 1998

Direct premiums written during the third quarter of 1999, increased $42,892,000 or 22.6% to $232,380,000, as compared to the same period in 1998.
The increase was primarily attributable to a $19,028,000, or 10.4% increase in Massachusetts direct premiums written and a $23,864,000 or 410.6% increase in direct premiums written in states outside of Massachusetts. The increase in Massachusetts direct premiums written was primarily attributable to a $19,143,000 or 12.3% increase for Massachusetts personal automobile insurance and a net decrease of $324,000 or 1.9% in Massachusetts homeowners insurance, offset by a $209,000, or 1.9% increase in all other Massachusetts lines combined. The increase in direct premiums written in states outside of Massachusetts was primarily attributable to the Company's January 29, 1999 acquisition of Automobile Club Insurance Company as part of a joint venture with AAA Southern New England ("AAA SNE"). Located in Columbus, Ohio, Automobile Club Insurance Company, whose name was changed to American Commerce Insurance Company ("ACIC") following the acquisition, is a property and casualty insurer with policies written in 28 states and licenses in several others. Direct premiums written for the Company's California subsidiary, Commerce West Insurance Company ("CWIC") were $5,516,000 during the third quarter of 1999, a decrease of $296,000 or 5.4% compared to the same period a year ago.

The increase in Massachusetts personal automobile direct premiums written resulted primarily from changes to the Company's safe driver deviations which were effective at the beginning of 1999 and the 1999 state mandated average rate increase of 0.7%. Although the state mandated average rate increased only 0.7%, the impact of this and the safe driver deviation changes resulted in an 8.8% increase in the average personal automobile premium per exposure (each vehicle insured) for the third quarter of 1999 as compared to the third quarter of 1998. Personal automobile exposures increased 3.1% as compared to the same period in 1998. The 8.8% increase in average premium per exposure was due to the facts that the rate decision does not anticipate purchases of new automobiles in the year which the rate decision applies, and secondly, the Company's mix of personal automobile business differs from that of the industry. Additionally, in January 1999, the Company was granted, for the 1999 calendar year, approval to offer its customers safe driver deviations of 8.0% for Step 9 (15% in 1998) and 3.0% for Step 10 (4% in 1998). Companies must re-apply annually, after the state sets rates, to offer safe driver deviations. The Company's affinity group discount for 1999 policies remained unchanged at 6%. For drivers who qualify, the Company's group discount and safe driver deviations can be combined for up to a 13.5% (20.1% in 1998) reduction from state mandated rates. The decrease in Massachusetts homeowners direct premiums written during the third quarter of 1999 resulted primarily from a 0.3% increase in the number of policies offset by a 2.6% decrease in average premium per policy as compared to the third quarter of 1998.

The Commerce Group, Inc. and Subsidiaries

Net premiums written during the third quarter of 1999 increased $58,106,000, or 35.6% as compared to the third quarter of 1998, of which $23,741,000 were derived from the acquisition of ACIC. The remaining increase in net premiums written was primarily due to changes in direct premiums written as described above, coupled with the impact of last year's third quarter expanded non-automobile reinsurance treaty, resulting in a decrease to ceded premiums. Written premiums ceded (excluding those ceded to the Commonwealth Automobile Reinsurers ("C.A.R.")) decreased $12,375,000, or 44.7% as compared to the third quarter of 1998. The statements of earnings impact of this was offset by a corresponding change in unearned premium due to the unearned premium transfer associated with the expanded reinsurance treaty. Written premiums assumed from C.A.R. increased $3,304,000, or 17.0% and written premiums ceded to C.A.R. increased $465,000, or 2.6% as compared to the third quarter of 1998, as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance. Net premiums written for CWIC were $5,514,000 for the third quarter of 1999, a decrease of $292,000 or 5.0% compared to the same period a year ago.

Earned premiums increased $41,886,000, or 23.1% during the third quarter of 1999 as compared to the same period in 1998. The increase in earned premiums was primarily the result of the acquisition of ACIC which produced $22,840,000 in earned premiums coupled with the changes in direct premiums written and the change in coverage provided by non-automobile reinsurance treaties also described above. Earned premiums assumed from C.A.R. increased $6,915,000 or 48.0% and earned premiums ceded to C.A.R. decreased $535,000, or 3.0% as compared to the third quarter of 1998. Direct premiums earned for Massachusetts personal automobile insurance increased $12,601,000, or 7.7% compared to the same period in 1998. Direct premiums earned for CWIC were $5,359,000 during the third quarter of 1999, a decrease of $621,000 or 10.4% compared to the same period a year ago.

Commercial automobile insurance net premiums earned increased $1,440,000, or 17.1%, and homeowners net premiums earned increased $3,440,000, or 88.14%, as compared to the third quarter of 1998. The increase in homeowners net premiums earned is primarily attributable to $3,333,000 of homeowners premiums earned by ACIC.

Net investment income increased by $1,094,000 or 5.2%, compared to the third quarter of 1998. Net investment income as a percentage of total average investments at cost was 6.8% in both the third quarter of 1999 and 1998. Net investment income was also slightly impacted by the purchase of 181,200 shares of Treasury Stock in the third quarter of 1999, for $4,004,000. Net investment income after tax as a percentage of total average investments, at cost, was 5.3% in the third quarter of 1999 as compared to 5.6% for the same period in 1998. As previously announced the Company is seeking greater flexibility to provide for enhanced potential future capital appreciation.
The Company's continuing strategy is to acquire equity investments, including potential acquisitions, which may forego current investment yield in favor of potential higher yielding capital appreciation in the future.

The Commerce Group, Inc. and Subsidiaries

Premium finance and service fees decreased $181,000 or 4.6% during the third quarter of 1999 as compared to the same period in 1998. The decrease for the third quarter of 1999 versus 1998 was the result of fewer billing invoices mailed to insureds primarily due to increased utilization of direct deposit payments and the earlier payment of premiums.

Net realized investment gains totaled $1,686,000 during the third quarter of 1999 as compared to net realized investment losses of $2,000 for the same period in 1998. The net realized investment gains for the third quarter of 1999 were primarily the result of sales of common stocks offset by net realized losses on the sales of non-taxable bonds and preferred stocks.

Losses and loss adjustment expenses ("LAE") incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") increased to 70.7% for the third quarter of 1999 as compared to 68.9% for the same period in 1998. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile increased to 60.8% compared to 59.0% in the third quarter of 1998. The commercial automobile pure loss ratio increased to 55.2% compared to 54.4% during the third quarter of 1998. For homeowners, the pure loss ratio, gross of reinsurance, increased to 47.1% compared to 38.2% during the third quarter of 1998. The increase was the result of increased property and liability losses in 1999 versus 1998 and fewer redundancies from prior year reserve development. In addition, total expenses related to the Company's management incentive compensation plan included in losses and loss adjustment expenses were $3,868,000 higher in the third quarter of 1999 as compared to the same period in 1998. This increase is the result of negative expense during the third quarter of 1998. Of this increase, approximately $1,312,000 impacted the insurance companies with the remainder impacting corporate expenses. The increase in the third quarter 1999 management incentive compensation plan expenses as compared to the same period in 1998 was primarily driven by a more significant decrease in the average market price of the Company's common stock during the third quarter of 1998 versus a relatively flat average market price during the third quarter of 1999. The increase was further impacted by the 1999 implementation of an Agency Stock Option Plan for ACIC which resulted in an additional $232,000 in expense during the third quarter of 1999. The expenses related to the management incentive compensation plan are directly impacted by the average market price of the Company's common stock. The loss ratio (on a statutory basis) for CWIC was 62.1% during the third quarter of 1999 as compared to 52.9% for the same period a year ago. The loss ratio (on a statutory basis) for the Company's new acquisition ACIC was 76.6% for the third quarter of 1999.

The Commerce Group, Inc. and Subsidiaries

Policy acquisition costs increased $15,228,000 or 33.4% during the third quarter of 1999 compared to the same period in 1998, of which $7,263,000 was attributable to ACIC. As a percentage of net premiums written, underwriting expenses ("expense ratio") for the insurance companies (on a statutory basis) were 27.5% during the third quarter of 1999 as compared to 26.8% for the same period in 1998. The increase in policy acquisition costs was primarily the result of higher underwriting expenses assumed from C.A.R. and higher management incentive plan compensation during the third quarter of 1999 versus lower underwriting expenses assumed from C.A.R. and negative management incentive plan compensation expense during the same period a year ago. Specifically, the total expenses related to the Company's management incentive compensation plan included in policy acquisition costs were $3,384,000 higher in the third quarter of 1999 as compared to the same period in 1998. Of this increase, approximately $1,292,000 impacted the insurance companies with the remainder impacting corporate expenses. The increase in the third quarter 1999 management incentive compensation plan expenses as compared to the same period in 1998 was primarily driven by a more significant decrease in the average market price of the Company's common stock during the third quarter of 1998 versus a relatively flat average market price during the third quarter of 1999. The increase was further impacted by the 1999 implementation of an Agency Stock Option Plan for ACIC which resulted in an additional $232,000 in expense during the third quarter of 1999. The expense ratio (on a statutory basis) for CWIC was 38.4% during the third quarter of 1999 as compared to 36.8% for the same period a year ago. The expense ratio (on a statutory basis) for the Company's new acquisition ACIC was 32.0% for the third quarter of 1999.

The Company's effective tax rate was 19.8% for the third quarter of 1999 as compared to 22.9% for the same period in 1998. In both years the effective tax rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest income and the corporate dividends deduction. The lower effective tax rate for the third quarter of 1999 was the result of the tax exempt interest and the dividends received deduction comprising a greater portion of earnings before taxes during the third quarter of 1999 as compared to the same period in 1998.

The Commerce Group, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS

Nine months ended September 30, 1999 compared to Nine months ended September 30, 1998

Direct premiums written during the first nine months of 1999, increased $111,893,000 or 17.7% to $745,515,000, as compared to the same period in 1998.
The increase was primarily attributable to a $50,625,000, or 8.2% increase in Massachusetts direct premiums written and a $61,268,000 or 334.2% increase in direct premiums written in states outside of Massachusetts. The increase in Massachusetts direct premiums written was primarily attributable to a $49,902,000 or 9.4% increase for Massachusetts personal automobile insurance, a $1,258,000, or 3.0% increase to Massachusetts homeowners insurance offset by a net decrease of $535,000 or 1.3% in all other Massachusetts lines combined. The increase in direct premiums written in states outside of Massachusetts was primarily attributable to the Company's January 29, 1999 acquisition of Automobile Club Insurance Company as part of a joint venture with AAA SNE. Located in Columbus, Ohio, Automobile Club Insurance Company, whose name was changed to ACIC following the acquisition, is a property and casualty insurer with policies written in 28 states and licenses in several others. ACIC direct premiums written of $63,028,000 are included in the first nine months of 1999 results, which represents eight months premium since the acquisition. Direct premiums written for CWIC were $16,570,000 during the first nine months of 1999, a decrease of $1,760,000 or 9.6% compared to the same period a year ago.

The increase in Massachusetts personal automobile direct premiums written resulted primarily from changes to the Company's safe driver deviations which were effective at the beginning of 1999 and the 1999 state mandated average rate increase of 0.7%. Although the state mandated average rate increased only 0.7%, the impact of this and the safe driver deviation changes resulted in an 8.9% increase in the average personal automobile premium per exposure (each vehicle insured) through September 30, 1999 as compared to a year ago, coupled with a 0.2% increase in personal automobile exposures. The 8.9% increase in average premium per exposure was due to the facts that the rate decision does not anticipate purchases of new automobiles in the year which the rate decision applies, and secondly, the Company's mix of personal automobile business differs from that of the industry. Additionally, in January 1999, the Company was granted, for the 1999 calendar year, approval to offer its customers safe driver deviations of 8.0% for Step 9 (15% in 1998) and 3.0% for Step 10 (4% in 1998). Companies must re-apply annually, after the state sets rates, to offer safe driver deviations. The Company's affinity group discount for 1999 policies remained unchanged at 6%. For drivers who qualify, the Company's group discount and safe driver deviations can be combined for up to a 13.5% (20.1% in 1998) reduction from state mandated rates.

The increase in Massachusetts homeowners direct premiums written during the first nine months of 1999 resulted primarily from a 3.1% increase in the number of policies as compared to the first nine months of 1998.

The Commerce Group, Inc. and Subsidiaries

Net premiums written during the first nine months of 1999 increased $119,944,000, or 19.9% as compared to the first nine months of 1998, of which $61,910,000 were derived from the acquisition of ACIC. The remaining increase in net premiums written was primarily due to changes in direct premiums written as described above. Written premiums ceded (excluding those ceded to the Commonwealth Automobile Reinsurers ("C.A.R.")) decreased $629,000, or 1.5% as compared to the first nine months of 1998. Written premiums assumed from C.A.R. increased $5,466,000, or 8.5% and written premiums ceded to C.A.R. decreased $1,956,000, or 3.6% as compared to the first nine months of 1998, as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance. Net premiums written for CWIC were $16,562,000 for the first nine months of 1999, a decrease of $1,750,000 or 9.6% compared to the same period a year ago.

Earned premiums increased $83,604,000, or 14.9% during the first nine months of 1999 as compared to the same period in 1998. The increase in earned premiums was primarily the result of the acquisition of ACIC which produced $59,691,000 in earned premiums coupled with the changes in direct premiums written as described above. Earned premiums assumed from C.A.R. increased $5,571,000 or 9.7% and earned premiums ceded to C.A.R. increased $709,000, or 1.4% as compared to the first nine months of 1998. Direct premiums earned for Massachusetts personal automobile insurance increased $32,814,000, or 6.8% compared to the same period in 1998. Direct premiums earned for CWIC were $16,301,000 for the first nine months of 1999, a decrease of $2,721,000 or 14.3% compared to the same period a year ago.

Commercial automobile insurance net premiums earned increased $918,000, or 3.3%, and homeowners net premiums earned increased $1,134,000, or 5.8%, as compared to the first nine months of 1998. The increase in homeowners net premiums earned is attributable to an increase of $8,620,000 from ACIC, offset by increased levels of coverage provided through the other than automobile quota share reinsurance treaty that resulted in increased ceded earned premiums on Massachusetts business.

Net investment income increased by $1,912,000 or 3.0%, compared to the first nine months of 1998. Net investment income as a percentage of total average investments at cost was 6.6% in the first nine months of 1999 as compared to 6.8% during the same period in 1998. Mitigating the decline in yield during the first nine months of 1999, net invested assets at cost increased $108,426,000 primarily as the result of the acquisition of ACIC. Net investment income was also impacted by the purchase of 1,366,200 shares of Treasury Stock for $36,611,000 in the first nine months of 1999. Net investment income after tax as a percentage of total average investments, at cost, was 5.5% in the first nine months of 1999 as compared to 5.6% for the same period in 1998. As previously announced the Company is seeking greater flexibility to provide for enhanced potential future capital appreciation. The Company's continuing strategy is to acquire equity investments, including potential acquisitions, which forego current investment yield in favor of potential higher yielding capital appreciation in the future.

The Commerce Group, Inc. and Subsidiaries

Premium finance and service fees increased $1,457,000 or 14.8% during the first nine months of 1999 as compared to the same period in 1998. The increase for the first nine months of 1999 versus 1998 was primarily attributable to the impact of implementing a $3.00 installment on each invoice following the down payment, for personal lines policies with effective dates of January 1, 1998 and beyond. This program is now into its second year since implementation. Previously, for 1996 and 1997, the Company had utilized a "late fee" system.

Net realized investment gains totaled $7,831,000 during the first nine months of 1999 as compared to net realized investment gains of $5,081,000 for the same period in 1998. The net realized investment gains for the first nine months of 1999 were primarily the result of sales of shares of a major international insurance company resulting in net realized gains of $6,465,000 and sales of other common stocks offset by losses in the sales of non-taxable bonds and preferred stocks. Net realized investment gains during the first nine months of 1998 were the result of sales of the common stocks resulting in net realized gains of $7,002,000 which was partially offset by realized investment losses in the sales of non-taxable bonds, preferred stocks and in the maturity of GNMA's.

Losses and loss adjustment expenses ("LAE") incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") increased to 74.3% for the first nine months of 1999 as compared to 69.6% for the same period in 1998. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile increased to 65.9% compared to 61.0% in the first nine months of 1998. The increase in the loss ratio was primarily due to a continued decrease in redundancies arising from prior accident year, and increases in the cost of adjusting losses. The commercial automobile pure loss ratio increased to 60.1% compared to 52.3% during the first nine months of 1998 primarily due to a decrease in redundancies arising from prior accident years. For homeowners, the pure loss ratio, gross of reinsurance, increased to 41.8% compared to 30.9% during the first nine months of 1998. The increase was primarily the result of fewer prior year liability redundancies in the 1999 figure. Offsetting the overall increase in pure loss ratios, total expenses related to the Company's management incentive compensation plan included in losses and loss adjustment expenses were $1,741,000 lower in the first nine months of 1999 as compared to the same period in 1998. Of this decrease, approximately $252,000 benefited the insurance companies with the remainder benefiting corporate expenses. The decrease was primarily driven by decreases, during the first nine months of 1999, in the market price of the Company's common stock and offset by the 1999 implementation of an Agency Stock Option Plan for ACIC which resulted in an additional $507,000 in expenses during 1999. The expenses related to the management incentive compensation plan are directly impacted by the average market price of the Company's common stock. The loss ratio was favorably impacted by 0.6% due to a reduction in expenses related to the termination of a contract for software development with an outside vendor which occurred during the second quarter of 1999. The loss ratio was also favorably impacted by additional reductions in computer services expenses paid to this vendor as compared to last year. The loss ratio (on a statutory basis) for CWIC was 69.2% for the first nine months of 1999 as compared to 57.5% for the same period a year ago. The loss ratio (on a statutory basis) for the Company's new acquisition ACIC was 75.7% for the first nine months of 1999.

The Commerce Group, Inc. and Subsidiaries

Policy acquisition costs increased $22,427,000 or 14.5% during the first nine months of 1999 compared to the same period in 1998, of which $19,034,000 was attributable to ACIC. As a percentage of net premiums written, however, underwriting expenses for the insurance companies (on a statutory basis) were 26.1% during the first nine months of 1999 as compared to 26.7% for the same period in 1998. This decrease in policy acquisition costs, as a percentage of net premiums written, was primarily impacted by lower computer services expenses during the first nine months of 1999 as compared to the same period of 1998. A portion of the computer services expense decrease resulted from the termination of a contract during the second quarter for software development with an outside vendor which favorably impacted the underwriting expense ratio by 0.4% through reduced computer services expenses paid to this vendor as compared to last year. Total expenses related to the Company's management incentive compensation plan included in policy acquisition costs were $1,453,000 lower in the first nine months of 1999 as compared to the same period in 1998. Of this decrease, approximately $235,000 benefited the insurance companies with the remainder benefiting corporate expenses. The decrease was primarily driven by decreases, during the first nine months of 1999, in the market price of the Company's common stock and offset by the 1999 implementation of an Agency Stock Option Plan for ACIC which resulted in an additional $507,000 in expense during 1999. The expenses related to the management incentive compensation plan are directly impacted by the average market price of the Company's common stock. The expense ratio (on a statutory basis) for CWIC was 40.1% for the first nine months of 1999 as compared to 34.9% for the same period a year ago. The expense ratio (on a statutory basis) for the Company's new acquisition ACIC was 30.9% for the first nine months of 1999.

The Company's effective tax rate was 17.6% for the first nine months of 1999 as compared to 21.8% for the same period in 1998. In both years the effective tax rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest income and the corporate dividends deduction. The lower effective tax rate for the first nine months of 1999 was the result of the tax exempt interest and the dividends received deduction comprising a greater portion of earnings before taxes.

The Commerce Group, Inc. and Subsidiaries

Liquidity and Capital Resources

The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page 3 and the Consolidated Statements of Cash Flows on pages 5 and 6. Stockholders' equity decreased by $46,349,000 or 6.6%, during the first nine months of 1999. This decrease was the result of net earnings of $64,494,000, offset by other comprehensive loss (formerly known as net unrealized losses), net of income tax benefits, on fixed maturities, equity securities and other investments of $45,211,000 (primarily due to the increase in interest rates during 1999) dividends paid to stockholders of $29,021,000 and Treasury Stock purchased of $36,611,000. Total assets at September 30, 1999 increased by $181,065,000 or 10.3%, to $1,937,048,000 as compared to total assets of $1,755,983,000 at December 31, 1998, most of which resulted from the acquisition of ACIC. Invested assets, at market value, increased $42,782,000 or 3.4% primarily as a result of the addition of $157,553,000 of invested assets from ACIC, offset by the initial $90,800,000 investment in the joint venture and treasury stock purchases impacting cash and short-term investments. Premiums receivable increased $64,951,000 or 39.9%, $10,179,000 attributable to ACIC. Deferred policy acquisition costs increased $15,195,000 or 17.1%, $6,744,000 attributable to ACIC. Receivable from reinsurers increased $17,228,000 or 47.0%, $7,151,000 attributable to ACIC. All other remaining assets increased $40,909,000 or 19.5%, $12,733,000 attributable to ACIC. The increase in premiums receivable from December 31, 1998, was primarily attributable to the seasonality of the policy effective dates of the Company's business, higher average premiums per exposure for Massachusetts auto business and the acquisition of ACIC.

As of September 30, 1999, the amortized cost of the Company's fixed maturity portfolio exceeded its market value by $7,249,000 ($4,712,000 after taxes, or $0.14 per share). At December 31, 1998 the market value of the Company's fixed maturity portfolio exceeded its amortized cost by $18,785,000 ($12,210,000 after taxes, or $0.34 per share). At September 30, 1999, the cost of the Company's preferred stocks exceeded market value by $8,527,000 ($5,543,000 after taxes, or $0.16 per share). At December 31, 1998 the cost of preferred stocks exceeded market value by $2,845,000 ($1,849,000 after taxes, or $0.05 per share). At September 30, 1999 the cost of the Company's common stocks exceeded market value by $17,257,000 ($11,217,000 after taxes, or $0.32 per share). At December 31, 1998 the market value of common stocks exceeded cost by $22,601,000 ($14,691,000 after taxes, or $0.41 per share).

The Commerce Group, Inc. and Subsidiaries

The Company's liabilities totalled $1,275,431,000 at September 30, 1999 as compared to $1,050,198,000 at December 31, 1998. The $225,233,000 or 21.4%
increase resulted partially from the acquisition of ACIC. Losses and loss adjustment expenses increased $99,673,000 or 16.7%, $58,509,000 attributable to ACIC. Unearned premiums increased $103,957,000 or 26.6%, $28,336,000 attributable to ACIC, as a result of the seasonality of the policy effective dates of the Company's business coupled with higher average premiums per exposure for Massachusetts auto business. Excess of book value of subsidiary interest over cost (formerly referred to as Negative Goodwill) associated with the January 29, 1999 acquisition of ACIC was $10,661,000. The net effect of all other liabilities increased $10,942,000 or 17.7%. The increase in the liability for loss and loss adjustment expenses is attributed primarily to the acquisition of ACIC as mentioned, coupled with increased reported losses and higher assumed losses from C.A.R., as described below for Massachusetts business, during the first nine months of 1999. The remaining change in unearned premiums primarily resulted from the increase in Massachusetts personal automobile direct premiums written and the expected seasonality impact of policy effective dates previously mentioned.

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sales of investments as reflected in the Consolidated Statements of Cash Flows on pages 5 and 6. In November 1997, the Company received state regulatory approval to implement an installment fee of $3.00 on each invoice following the down payment, for personal lines policies with January 1, 1998 effective dates. This program is now into its second year since implementation. Previously, for 1997 and 1996, the Company utilized a "late fee" system. The impact of this change through the third quarter of 1999 has resulted in a 14.8% increase in combined premium finance and service fees as compared to the same period in 1998.

The Company's operating activities provided cash of $87,208,000 in the first nine months of 1999 as compared to $48,313,000 in 1998. These cash flows were primarily impacted during the first nine months of 1999 by premiums collected which increased $76,856,000, or 13.3%.

Net losses and LAE paid, which includes the change in the losses and LAE liability, increased $23,715,000, or 5.6% primarily as a result of ACIC, higher assumed losses from C.A.R. and higher payments on Massachusetts collision losses. Offsetting these were reduced computer services expenses resulting from the termination of a contract for software development with an outside vendor, the effects of the expanded other than automobile reinsurance program and decreased expenses for the management incentive compensation plan, as previously described.

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

Cash flows used in financing activities totaled $65,632,000 during the first nine months of 1999 compared to $28,834,000 during the same period in 1998. The 1998 cash flows used in financing activities consisted exclusively of dividends paid to stockholders. The 1999 cash flows used in financing activities consisted of $29,021,000 in dividends paid to stockholders and $36,611,000 used to purchase 1,366,200 shares of Treasury Stock under the Company's stock buyback programs.

The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. At September 30, 1999, the Company held cash and short-term investments of approximately $13,296,000. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs.

Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns and matching of asset and liability cash flows, to optimize tax planning and to realize gains. This practice will continue in the future.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net written premiums to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's statutory premiums to surplus ratio was 1.67 to 1.00 and 1.41 to 1.00 for the nine months ended September 30, 1999 and 1998, respectively.

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

The Century Change project, enlisting both a redeployment of internal resources and additional external consultant resources, involved the development of a formal plan to address the Year 2000 problem and has progressed in accordance with that plan. The Company's plan, which was designed to, and is proceeding so as to, avoid any material adverse business production issues, organized corporate systems into four sub-categories: Data Exchange, AS400 Systems/Programs, PC Applications and PC Based Vendor Purchased Application Software. Different sub-plans were established for each category with the same Year 2000 objective in mind. As a result of this effort, the programming changes dealing with policy issuance, claims
processing  and maintenance were completed as of October 1998.   Other
internal changes were completed in accordance with specified delivery dates as outlined in the plan. In addition, system testing for Year 2000 modifications successfully concluded as of the end of third quarter 1999.

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

The Commerce Group, Inc. and Subsidiaries

As a result, the Company has contacted all significant related third parties in an effort to determine year 2000 compliance. This program includes sending out questionnaires to our major business partners, including our agents, regarding their year 2000 readiness. Based on the responses received to date, the Company does not anticipate any material impact on its operations or financial condition. If there are instances where the Company ascertains a potential non-compliance, the Company will seek alternative year 2000 compliant third parties. This process remains on-going and the Company has completed the majority of system testing, as needed, with such third parties, which will conclude in December 1999. While the Company is taking what it believes are the appropriate safeguards, there can be no assurances that the failure of such third parties to be year 2000 compliant will not have a material adverse impact on the Company.

The Company's Executive Committee, as well as all departments in the Company, have reviewed issues dealing with identifying possible year 2000 worst case scenarios and the development of contingency plans to respond to the likelihood of these scenarios. Contingency Plans have and will continue to be developed, where deemed appropriate, for all material systems and relationships and will conclude during the fourth quarter of 1999. Previously, contingency plans have been developed for the continuation of policy and claim processing in the event that the Company's computer systems are not available due to a year 2000 related failure.

The Company expects that the implementation of the contingency plans, if necessary, will not have a material adverse effect on the Company's ability to conduct its business or on its operating results or financial condition.

The project to date has involved internal staff costs as well as consulting expenses to prepare the systems for the year 2000. Total costs to date for the Century Change project have been approximately $7.0 million ($2.1 million which relates to 1999). Administration, programming, testing and implementation of system applications relating to the Century Change project are expected to cost an additional $147,000 in 1999.

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

The Commerce Group, Inc. and Subsidiaries

In conducting investing activities, the Company is subject to, and assumes, market risk. Market risk is the risk of an adverse financial impact from changes in interest rates and market prices. The level of risk assumed by the Company is a function of the Company's overall objectives, liquidity needs and market volatility.

The Company manages its overall market risk by focusing on higher quality equity and fixed income investments, by monitoring the credit strength of various companies in which investments are made, by limiting exposure in any one investment and by monitoring the quality of the investment portfolio by taking into account credit ratings assigned by recognized rating organizations.

As part of its investing activities, the Company assumes positions in fixed maturity, equity, short-term and cash equivalents markets. The Company is, therefore, exposed to the impacts of interest rate changes in the market value of investments. As of September 30, 1999, the Company's exposure to interest rate changes and equity price risk has been estimated using sensitivity analysis. The interest rate impact is defined as the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks. The equity price risk is defined as a hypothetical change of plus-or-minus 10% in the fair value of common stocks. Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. Based on the results of the sensitivity analysis at September 30, 1999, the Company's estimated market exposure for a 200 basis point increase (decrease) in interest rates was calculated. A 200 basis point increase would result in an $84,868,000 decrease in the market value of the fixed maturities and preferred stocks. A 200 basis point decrease would result in a $47,208,000 increase in the market value of the same securities. The equity price risk impact at September 30, 1999, based upon a 10% increase in the fair value of common stocks, would be an increase of $30,355,000.
Based upon a 10% decrease, common stocks would decrease $30,355,000. This analysis was exemplified during 1999 as the Company experienced a decline in the market value of investments, net of taxes, of $45,211,000 primarily as evidenced by an increase in long term interest rates during this period.


Stock Buyback and Dividends

The Company began a stock buyback program during the second quarter of 1995. The program, which was approved by the Board of Directors on May 19, 1995, authorized the Company to purchase up to 3 million shares of Treasury Stock. Through March 31, 1999, the Company completed its share purchases under that program. Under prior Board of Director authorizations, the Company purchased an additional 143,248 shares during the first quarter of 1999, bringing total purchases of Treasury Stock to 3,143,248 shares as of March 31, 1999. In May 1999, the Board of Directors approved an additional stock buy back program of up to 2 million shares. Since that announcement, the Company has purchased 181,200 shares of Treasury Stock, bringing total purchase of Treasury Stock to $3,324,448 as of September 30, 1999.

The Commerce Group, Inc. and Subsidiaries

The Company's Employee Stock Ownership Plan has purchased more than 944,000 shares in open market transactions since the May, 1995 buyback program was announced, of which 189,350 shares were purchased during the first nine months of 1999 for $5,429,000 as compared to 89,000 shares for $3,017,000 during the same period in 1998.

On September 17, 1999, the Company paid a quarterly dividend of $0.28 to stockholders of record as of September 3, 1999. The Company increased its quarterly dividend to stockholders from $0.27 to $0.28 during the second quarter of 1999.


Recent Accounting Developments

In 1997, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 97-3 Accounting by Insurance and Other Enterprises for Insurance-Related Assessments ("SOP 97-3") effective for financial statements issued for periods ending after December 31, 1998. This statement provides guidance on accounting by insurance companies on the timing of recognition, the methods of measurement, and the required disclosures for guaranty fund and other related assessments. The Company adopted SOP 97-3 for the quarter ended March 31, 1999, which resulted in no material impact on the Consolidated Financial Statements.

In 1998, the AcSEC issued Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1") effective for financial statements issued for periods beginning after December 15, 1998. This statement establishes guidance on accounting for the costs incurred related to internal use software. The Company adopted SOP 98-1 for the quarter ended March 31, 1999 and such adoption had no material impact on the Consolidated Financial Statements.


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

The Commerce Group, Inc. and Subsidiaries

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



Subsequent Events

In November, 1999, the Massachusetts Commissioner of Insurance ("Commissioner") approved an average 0.7% increase in personal automobile premiums for 2000, the same average increase that was approved for 1999. This approval was the culmination of the previously negotiated settlement agreement involving the Massachusetts automobile insurance industry, the Attorney General's office and the Division of Insurance State Rating Bureau, who each provide data to the Commissioner supporting their respective positions concerning the new year rates.

The Commerce Group, Inc. and Subsidiaries


PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)	Form 8-K - none filed during the third quarter of 1999.




















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



                                                             THE COMMERCE
GROUP, INC.




                                           RANDALL V. BECKER      __
                                           Randall V. Becker
                                Treasurer and Chief Accounting Officer

The Commerce Group, Inc. and Subsidiaries


PART II - OTHER INFORmation



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)	Form 8-K - none filed during the third quarter of 1999.

















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