Form 10-K
period 1999-12-31
COMMERCE GROUP INC /MA
filed 2000-03-30
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT
            OF 1934
            For the fiscal year ended December 31, 1999

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

	The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2000, was approximately $662,541,375.

	As of March 1, 2000, the number of shares outstanding of the registrant's common stock (exclusive of treasury shares) was 34,191,052.

DOCUMENTS INCORPORATED BY REFERENCE

	Parts I and II of this Form 10-K incorporate by reference information from the registrant's annual report to stockholders for the fiscal year ended December 31, 1999 (the "1999 Annual Report"). The 1999 Annual Report, except for portions thereof which have been specifically incorporated by reference, shall not be deemed "filed" as part of this Form 10-K.

	Portions of the registrant's definitive Proxy Statement for its annual meeting of stockholders which the Company intends to file within 120 days after the end of the registrant's fiscal year ended December 31, 1999 are incorporated by reference into Part III hereof as provided therein.



<page



TABLE OF CONTENTS

                                                                                        Page
Glossary of Selected Insurance Terms................................................      3
Part I

Item 1.     Business................................................................      7
            A.    General...........................................................     12
            B.    Commonwealth Automobile Reinsurers................................     15
            C.    Marketing.........................................................     17
            D.    Underwriting......................................................     19
            E.    Reinsurance.......................................................     21
            F.    Settlement of Claims..............................................     22
            G.    Loss and Loss Adjustment Expense Reserves.........................     23
            H.    Operating Ratios..................................................     26
            I.    Investments.......................................................     27
            J.    Regulation........................................................     29
            K.    Competition.......................................................     34
            L.    Other Matters.....................................................     35
Item 2.     Properties..............................................................     36
Item 3.     Legal Proceedings.......................................................     36
Item 4.     Submission of Matters to a Vote of Security Holders.....................     36
Item 4A.    Executive Officers of the Registrant....................................     36

Part II

Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters....     38
Item 6.     Selected Financial Data.................................................     38
Item 7.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations..................................................     38
Item 7a.    Qualitative and Quantitative Disclosures about Market Risk..............     38
Item 8.     Financial Statements and Supplementary Data.............................     39
Item 9.     Changes in and Disagreements with Independent Auditors on Accounting
             and Financial Disclosure...............................................     39

Part III

Item 10.    Directors and Executive Officers of the Registrant......................     39
Item 11.    Executive Compensation..................................................     39
Item 12.    Security Ownership of Certain Beneficial Owners and Management..........     39
Item 13.    Certain Relationships and Related Transactions..........................     39

Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.........     40
            Signatures..............................................................     41
            Index to Financial Statement Schedules..................................     44
            Index to Exhibits.......................................................     55






2
<page


GLOSSARY OF SELECTED INSURANCE TERMS


Affinity Group marketing program... An "affinity group marketing program" is any system, design or plan whereby motor vehicle or homeowner insurance is afforded to employees of an employer or to members of a trade union, association or organization in accordance with those provisions of
M.G.L. c. 175, s. 193R,
distinguishing such plans from a
"mass merchandising plan".

Specifically, an affinity group
marketing program contemplates the
issuance of such insurance through
other than standard policies that
preclude individual underwriting,
contains an option to continue
coverage by a standard policy upon
termination of employment or
membership, restricts cancellation,
requires the continuance of certain
participation in ways not applicable
to standard policies, and provides
for the modification of rates based
upon the experience of the insured
group.

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

Commissioner....................... The  Commissioner of  the Division
of Insurance  of the Commonwealth of
Massachusetts.

Commonwealth Automobile
Reinsurers ("C.A.R.").............. C.A.R. is a Massachusetts mandated reinsurance mechanism, under which
all premiums, expenses and losses on
ceded business are shared by all
insurers. It is similar to a joint
underwriting association because a
number of insurers (46 in 1999) act
as Servicing Carriers for the risks
it insures.


3
<page



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

Loss adjustment expenses ("LAE")... The expenses relating to settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.

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

Participation ratio................ A  Massachusetts insurer's  share of the  C.A.R. deficit
based upon the insurer's market
share of automobile risks not
reinsured through C.A.R., adjusted
for utilization of C.A.R. and
credits for voluntarily writing less
desirable business and ceded
exclusions.

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

Rate discount...................... A  specific  state approved discount from an  otherwise applicable state
set rate level provided to members
of affinity group marketing
programs.

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

Safe Driver Insurance Plan ("SDIP") A  program  mandated  by
Massachusetts  state law  that
encourages safe driving by rewarding
drivers who do not cause an
accident, or incur a traffic law
violation and by charging high risk
drivers a greater amount of
premiums.  Under SDIP, drivers incur
surcharge points for traffic
violations and at-fault accidents.
Drivers also earn credit points for
each incident free year.  Drivers
begin at a starting or neutral SDIP
Step 15.  Drivers can earn credits
down to SDIP Step 9, the lowest step
for good drivers, and incur
surcharge points up to SDIP Step 35,
the highest step for bad drivers.
The SDIP is set to be revenue
neutral, wherein credits received by
good drivers are offset with
surcharges paid by bad drivers.




5
<page



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

PART I

ITEM 1. BUSINESS

	The Commerce Group, Inc. (the "Company"), was incorporated in 1976. The Company is engaged in providing personal and commercial property and casualty insurance primarily in Massachusetts through it's principal subsidiary, The Commerce Insurance Company ("Commerce"), which was incorporated in 1971. The Company's predominant insurance line is motor vehicle insurance, primarily covering personal automobiles. The Company also offers commercial automobile, homeowners, inland marine, fire, general liability and commercial multi-peril insurance. The Company also writes insurance in the state of California through Commerce West Insurance Company ("Commerce West"), a personal automobile insurer located in Pleasanton, California, which was acquired on August 31, 1995. Additionally, the Company also writes insurance through American Commerce Insurance Company ("American Commerce"), which it acquired in January 1999. Located in Columbus, Ohio, American Commerce, is a wholly-owned subsidiary of ACIC Holding Co., Inc. with policies in 26 states and licenses in several others. In November of 1998, Commerce formed ACIC Holding Co., Inc., in a joint venture with AAA Southern New England ("AAA SNE") and invested $90,800,000 to fund the January 29, 1999 acquisition of the Automobile Club Insurance Company whose name was changed to American Commerce upon completion of the acquisition. Commerce invested $90,000,000 in the form of preferred stock and an additional $800,000 representing an 80% common stock ownership. AAA SNE invested $200,000 representing a 20% common stock ownership. The terms of the preferred stock call for Commerce to receive quarterly cash dividends at the rate of 10% per annum from ACIC Holding, Co., Inc. In the event cash dividends cannot be paid, additional preferred stock will be issued. Commencing with the January 29, 1999 acquisition date, ACIC Holding Co., Inc. and American Commerce's results were consolidated into the Company's financial statements found in the Company's 1999 Annual Report. Since 1995, Commerce has maintained an affinity group marketing relationship with AAA Insurance Agency, Inc., a subsidiary of AAA SNE. AAA Insurance Agency, Inc. has been a licensed insurance agent of Commerce since 1985. In addition to the property and casualty insurance business, the Company originates residential and commercial mortgages on a limited basis within Massachusetts and Connecticut and operates an insurance agency dealing in a full line of insurance products, including those of the Company.

	The Company's business strategy is to focus its insurance activities primarily on the personal automobile market. The Company has over 900,000 polices in force, over 765,000 throughout the Commonwealth of Massachusetts and over 135,000 in the 27 states served by Commerce West and American Commerce. The Company, through Commerce and Citation Insurance Company ("Citation"), wholly-owned subsidiaries of Commerce Holdings, Inc. ("CHI") which is a wholly-owned subsidiary of the Company, has been the largest writer of personal property and casualty insurance in Massachusetts in terms of market share of direct premiums written since 1990. At year end 1999 and 1998, the Company's Massachusetts private passenger automobile market share was 21.3% and 21.6%, respectively. The Company is also one of the leading writers of commercial automobile insurance in the Commonwealth. The accompanying table lists direct premiums written for the years ended December 31, 1999 and 1998 for Massachusetts and other states business:

Direct Premiums Written, Year Ended December 31, 1999 (Dollars in thousands)

                         Massachusetts  All Other States     Total      % of Total
Personal Automobile......   $731,329       $ 92,297        $823,626       86.9%
Commercial Automobile....     36,616            -            36,616        3.9
Homeowners...............     59,981         14,378          74,359        7.8
Other Lines..............     13,027            521          13,548        1.4
         Total...........   $840,953       $107,196        $948,149      100.0%

Direct Premiums Written, Year Ended December 31, 1998 (Dollars in thousands)

                         Massachusetts  All Other States     Total      % of Total
Personal Automobile......   $663,920       $ 23,312        $687,232       86.2%
Commercial Automobile....     36,299            -            36,299        4.6
Homeowners...............     59,761            -            59,761        7.5
Other Lines..............     13,483             83          13,566        1.7
         Total...........   $773,463       $ 23,395        $796,858      100.0%

7
<page


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

	Because the Company offers its product lines only through independent agencies, its relationships with those agencies are critical to its continued success. The Company believes that it is the preferred provider for most of its agencies and that, as a result of such position, it has gained access to policyholders with average or above-average underwriting profit characteristics in its personal and commercial automobile insurance lines. The Company carefully selects and retains agencies whose premium growth and loss ratio experience meet the Company's agency criteria, and devotes substantial resources to fostering and maintaining strong relationships with its existing agencies. The Company pays its agencies significant compensation in the form of profit sharing which is based in part on the underwriting profits of the agency's business written with the Company. In addition, the Company occasionally sponsors incentive award trips to encourage agent profitability and growth. (Refer to Part I Item 1C - Marketing for the details.) Based upon agency surveys conducted several times a year, the Company believes it is attentive to the needs and requirements of its agencies. The Company emphasizes its commitment to the Massachusetts insurance market, its responsiveness in servicing claims and its internal support for agency operations, including direct billing of insureds, direct claim reporting, on-line inquiry systems for its agents and by providing competitively priced automobile insurance programs and products.

Massachusetts Business

	The Company's focus on automobile and homeowners insurance primarily in Massachusetts (over 80% of total direct premiums written) has also been a factor in its success. The terms, conditions and mandated rates of personal automobile insurance are subject to extensive regulation. Because the Company has primarily served the Massachusetts market, it has both an in-depth understanding of this market and the ability to respond effectively to shifts in the state's regulatory and underwriting environments. Currently, the Company is required to accept virtually all automobile insurance business submitted to it by its agencies. The Company's ability to underwrite this business profitably, however, depends on its understanding of the risks in the business as well as its management of reinsurance through C.A.R.

	Beginning in the latter part of 1995, the Company began to actively pursue affinity group marketing programs. The primary purpose of affinity group marketing programs is to provide participating groups with a convenient means of purchasing private passenger automobile insurance through associations and employer groups. Emphasis is placed on writing larger affinity groups, although accounts with as few as 25 participants are considered. Affinity groups are eligible for rate discounts which must be filed annually with the Division of Insurance. In general, the Company looks for affinity groups with mature/stable membership, favorable driving records and below average turnover ratios. Participants who leave the sponsoring group during the term of the policy are allowed to maintain the policy until expiration. At expiration, a regular Commerce policy may be issued at the insured's option.

	Since the latter part of 1995, Commerce has been a leader in affinity group marketing through agreements with the four American Automobile Association Clubs of Massachusetts ("AAA clubs") offering discounts on private passenger automobile insurance to the clubs' members who reside in Massachusetts. In 1999, a 6% AAA club discount was approved for policies effective as of January 1, 1999. In 2000, the same 6% percent AAA club discount was approved for policies effective as of January 1, 2000. The AAA clubs discount can be combined with safe driver deviations for up to an 11.6% reduction from the 2000 state mandated rates. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and has been the primary reason for a 44.5% increase in the number of personal automobile exposures written by Commerce since year-end 1995. As expected, this increase leveled off in 1999 and 1998 as evidenced by the 0.9% increase in personal automobile exposures in 1999, as compared to increases of 1.9% in 1998 and 8.3% in 1997. In 1999, total direct premiums written attributable to the AAA group business were $495,962,000 or 52.3% of the Company's total direct premiums written (67.8% of the Company's total Massachusetts personal automobile premium), an increase of 8.5% over 1998. Total exposures attributable to the AAA clubs group business were 547,009 or 67.1% of total Massachusetts personal automobile exposures in 1999, as compared to 547,100 or 67.6% in 1998. Of the total Massachusetts automobile exposures written by the Company, approximately 11% were written through insurance agencies owned by the AAA clubs. The remaining 89% were written through the Company's network of independent agents.
8
<page



	Initially, the Massachusetts statute governing group marketing programs required that 35% of the eligible members must participate in a group marketing program within one year. Accordingly, Commerce, in coordination with the AAA clubs, aggressively pursued AAA members for the AAA Affinity Group Marketing Program. At December 31, 1996, Commerce had achieved the objective of writing more than 35% of the AAA members within the first year, as over 300,000 AAA members joined the program. Commerce has continued to maintain AAA member participation in excess of 35% through December 31, 1999, where it is currently estimated at 44.1%. The particular portion of the statute, dealing with achieving the 35% penetration level in one year, was amended by the Massachusetts Legislature in early 1997 to allow two years to reach the required penetration level. This requirement has subsequently been waived by the Massachusetts Legislature for 1998 and 1999. Waiving the penetration requirements allows insurance companies to continue offering group discounts without reaching the 35% level. The waiver of penetration requirements cannot be predicted for years beyond 1999.

	Commerce and the AAA clubs have agreed that Commerce shall be their exclusive underwriter of Massachusetts personal automobile group programs. This contract may be terminated by the AAA clubs upon written notice to Commerce, whose termination shall take effect at a minimum of three years from notice of termination.

	Since 1996, the Company has been granted approval to offer its Massachusetts customers safe driver deviations to drivers with Safe Driver Insurance Plan ("SDIP") classifications of either Steps 9 or 10. Safe driver deviations are rate discounts based on the customers driving record and resulting SDIP classification and must be approved annually by the Commissioner. Steps 9 and 10 are the two best driver SDIP classifications in Massachusetts, representing drivers with no at fault accidents and not more than one minor moving vehicle violation in the last six years. In January 1999, in response to the average personal automobile rate decisions over the last several years, the Company filed for and ultimately received approval to offer SDIP deviations of 8% for Step 9 and 3% for Step 10 for the 1999 calendar year. In November 1999, in response to the average personal automobile rate decisions over the last several years, the Company filed for and ultimately received approval to offer SDIP deviations of 6% for Step 9 and 2% for Step 10 for the 2000 calendar year. For drivers that qualify, the Company's 2000 AAA affinity group automobile discounts and SDIP deviations can be combined for up to an 11.6% (Step 9) and 7.9% (Step 10) reduction from the state mandated rates. This can be compared to the SDIP deviations of 8% for Step 9 and 3% for Step 10 SDIP classifications for the 1999 calendar year. For drivers that qualified, the Company's 1999 AAA affinity group automobile discounts and SDIP deviations could have been combined for up to a 13.5% (Step 9) and 9.8% (Step 10) reduction from the state mandated rates.

	The Company received state regulatory approval to implement an installment fee of $3.00 on each invoice following the down payment, for all personal lines policies with effective dates of January 1, 1998 and beyond. At December 31, 1999, this program completed its second full year since implementation and, as a result, premium finance and service fees increased $1,334,000 or 9.9% in 1999. Previously, in 1998, service fees had increased $6,366,000 or 90.0% which was the result of the installment fee program replacing a "late fee" system that had been utilized in 1997 and 1996.

	The Company's other than personal automobile products tend to be derived from its other two core product lines and therefore have had relatively predictable risk profiles. The Company offers a preferred risk homeowners product through Citation, which has an alternative pricing schedule for selected insureds meeting more restrictive underwriting guidelines. Citation also provides a separate rating tier for preferred commercial automobile business. Approximately 23.0% of the voluntary commercial automobile premium produced by its voluntary agents in 1999 was written by Citation. Citation also produced 40.3% of Massachusetts homeowner business. The Company expects that these secondary rating tiers will continue to assist the Company in retaining its better commercial automobile and homeowner accounts. The Company also expects to further increase the percentage of commercial automobile business that can be retained voluntarily by the Company in 2000 and beyond.

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

9
<page




	In the past, the Company has devoted substantial time and resources to the development of its current information systems, which enhanced both its underwriting and its agency support. Through the use of several customized software programs, the Company has the ability to analyze its internal historical underwriting data and use such information in making, in the Company's belief, more informed underwriting decisions. In particular, the Company believes that the amount and extent of detail data accumulated as a result of its share of the Massachusetts personal automobile market gives the Company a competitive advantage in determining which automobile risks to reinsure through C.A.R. The Company's information systems also enable it to provide extensive support to its agencies. This support includes a direct billing system, which covers over 97% of the Company's policyholders, an on-line inquiry system, which allows agencies to ascertain the status of pending claims and direct bill information and a system which allows Company agencies to quote premiums for the Company's three core product lines directly to policyholders. The Company is in the process of developing claims and direct bill inquiry, along with providing agents access to correspondence, manuals and reports via the Internet.


Other States Business

	Direct premiums written in states other than Massachusetts by Commerce West and the Company's newest acquisition, American Commerce, increased $83,801,000 or 358.2%. Commerce West writes 100% of its insurance business in the state of California. American Commerce, who writes business in 26 states, wrote approximately 71% of that business in seven states. The states with the highest percentages of premiums are shown below:

                                                    % of Direct Premiums
      Company                 State                     Written by State
      Commerce West           California.................   100.0%

      American Commerce       Arizona....................    21.5%
                              Oregon.....................     9.9%
                              Ohio.......................     9.8%
                              Rhode Island...............     9.0%
                              Washington.................     8.7%
                              Oklahoma...................     6.3%
                              Kentucky...................     5.6%
                              Other states...............    29.2%
                                      Total..............   100.0%


Year 2000 Compliance

	The Year 2000 issue existed primarily because most computer programs were originally coded to recognize only the last two digits in the date field. If not addressed and corrected, many systems could have failed and produced erroneous results. The impact of this could have lead to a material adverse impact upon the Company's business including policy and claims processing. As a result, considerable effort took place to assess the impact and determine whether to replace and/or reprogram the systems in order for the systems to distinguish the intended year. The Company subsequently initiated the Century Change project to address all internal/external systems, software, agents, third parties and vendors in dealing with year 2000 compliance.

	The Century Change project, enlisted both a redeployment of internal resources and additional external consultant resources, involved the development of a formal plan to address the Year 2000 problem and progressed in accordance with that plan. The Company's plan, which was designed to avoid any material adverse business production issues, organized corporate systems into four sub-categories:
Data Exchange, AS400 Systems/Programs, PC Applications and PC Based Vendor Purchased Application Software. Different sub-plans were established for each category with the same Year 2000 objective in mind. As a result of this effort, the majority of the programming changes dealing with policy issuance, claims processing and maintenance were completed as of October 1998. Other internal changes were completed in accordance with specified delivery dates as outlined in the plan.
System testing for Year 2000 modifications successfully concluded as of the end of the third quarter of 1999. No processing problems have been encountered to date during the year 2000, regarding these computer programs.



10
<page




	As part of the Century Change project, the Company reviewed the status of vendors who performed outside processing, those whose software the Company used for internal processing and those third parties with whom the Company did significant business. Accordingly, the Company recognized that year 2000 non-compliance could materially adversely affect the financial position, results of operations and cash flows of the Company. As a result, the Company contacted all significant related third parties in an effort to determine year 2000 compliance. This program included sending out questionnaires to our major business partners, including our agents, regarding their year 2000 readiness. Based on the responses received the Company did not anticipate any potential impact on it's operations or financial condition. If there were instances where the Company ascertained a potential non-compliance, the Company sought alternative year 2000 compliant third parties. While the Company took what it believed to be the appropriate safeguards, there could be no assurances that the failure of such third parties to be year 2000 compliant would not have had a material adverse impact on the Company. During 2000, no processing problems have been encountered to-date with the services or products provided by third parties.

	The Company's Executive Committee, as well as all departments in the Company, reviewed issues dealing with identifying possible year 2000 worst case scenarios and developed contingency plans to respond to the likelihood of these scenarios. Contingency plans were developed, where deemed appropriate, for all material systems and relationships during 1999. Previously, contingency plans had been developed for the continuation of policy and claim processing in the event that the Company's computer systems were not available due to a year 2000 related failure. No problems (worst case or otherwise) have been encountered during year 2000, and it has not been necessary to activate any contingency plans.

	The project, through December 31, 1999 involved internal staff costs as well as consulting expenses to prepare the systems for the year 2000. Total costs through December 31, 1999, for the Century Change project were approximately $7.4 million ($2.5 million of which related to 1999). Total costs applicable to internal staff, external consulting and network hardware/software were $2.4 million, $4.7 million, and $0.3 million, respectively ($0.8 million, $1.4 million, and $0.3 million, respectively, related to 1999).


Market Risk:  Interest Rate Sensitivity and Equity Price Risk

	The Company's investment strategy emphasizes investment yield while maintaining investment quality. The Company's investment objective is to maintain high quality diversified investments structured to maximize after-tax investment income while minimizing risk. The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. Periodically, sales have been made from the Company's fixed maturity portfolio to actively manage portfolio risks, including credit-related concerns, to optimize tax planning and to realize gains. This practice will continue in the future.

	In conducting investing activities, the Company is subject to, and assumes, market risk. Market risk is the risk of an adverse financial impact from changes in interest rates and market prices. The level of risk assumed by the Company is a function of the Company's overall objectives, liquidity needs and market volatility.

	The Company manages its overall market risk by focusing on higher quality equity and fixed income investments, by periodically reviewing the credit strength of companies in which investments are made, by limiting exposure in any one investment category and by monitoring the quality of the investment portfolio by taking into account credit ratings assigned by recognized rating organizations.












11
<page




	As part of its investing activities, the Company assumes positions in fixed maturity, equity, short-term and cash equivalents markets.
The Company is, therefore, exposed to the impacts of interest rate changes in the market value of investments. For 1999, the Company's exposure to interest rate changes and equity price risk has been estimated using sensitivity analysis. The interest rate impact is defined as the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks. The equity price risk is defined as a hypothetical change of plus-or-minus 10% in the fair value of common stocks. Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. Based on the results of the sensitivity analysis at December 31, 1999, the Company's estimated market exposure for a 200 basis point increase (decrease) in interest rates was calculated. A 200 basis point increase results in an $87,972,000 decrease in the market value of the fixed maturities and preferred stocks. A 200 basis point decrease results in a $49,136,000 increase in the market value of the same securities. The equity price risk at December 31, 1999, based upon a 10% increase in the fair value of common stocks would increase $30,147,000. Based upon a 10% decrease, common stocks would decrease $30,147,000. This analysis was further exemplified in 1999 as the Company experienced a decline in the market value of investments, net of taxes, of $78,162,000, primarily as evidenced by an increase in long-term interest rates during this period. Long-term interest rates (30 year Treasury Bond) increased to 6.48% at December 31, 1999 up from 5.08% at December 31, 1998.


A. General

Insurance Lines

	Commerce and Citation, the Company's Massachusetts property and casualty insurance subsidiaries, currently have a combined Best's rating of A+ (Superior) upgraded from A (Excellent) in 2000. Commerce West, the Company's California property and casualty subsidiary, currently has a Best's rating of A (Excellent) upgraded from A- (Excellent) in 2000. The Company's new acquisition American Commerce currently has a Best's rating of A (Excellent). According to Best's, an insurer with a Superior rating has achieved superior overall performance and has shown the strongest ability to meet their policyholder and other contractual obligations when compared to the norms of the property and casualty insurance industry. An insurer with an Excellent rating has demonstrated, in Best's opinion, excellent overall performance when compared to standards developed by Best's.





























12
<page



	The following table compares direct premiums written, net premiums written and earned premiums for the years ending December 31, 1999 and 1998:

(Dollars in thousands)
                                                          Years Ended December 31,
                                                  1999       1998      Change     % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts........  $731,329   $663,920   $ 67,409      10.2%
  Personal Automobile in All Other States.....    92,297     23,312     68,985     295.9
  Commercial Automobile.......................    36,616     36,299        317       0.9
  Homeowners in Massachusetts.................    59,981     59,761        220       0.4
  Homeowners in All Other States..............    14,378         -      14,378       N/A
  Other Lines in Massachusetts................    13,027     13,483       (456)     (3.4)
  Other Lines in All Other States.............       521         83        438     527.7
     Total Direct Premiums Written............  $948,149   $796,858   $151,291      19.0%

Net Premiums Written:
  Direct Premiums.............................  $948,149   $796,858   $151,291      19.0%
  Assumed Premiums from C.A.R.................    87,241     74,644     12,597      16.9
  Ceded Premiums to C.A.R.....................   (68,740)   (70,435)     1,695      (2.4)
  Ceded Premiums to Other than C.A.R..........   (54,657)   (56,019)     1,362      (2.4)
     Total Net Premiums Written...............  $911,993   $745,048   $166,945      22.4%

Earned Premiums:
  Personal Automobile in Massachusetts........  $633,746   $587,072   $ 46,674       8.0%
  Personal Automobile in All Other States.....    91,357     24,681     66,676     270.2
  Commercial Automobile.......................    29,219     28,858        361       1.3
  Homeowners in Massachusetts.................    16,830     23,235     (6,405)    (27.6)
  Homeowners in All Other States..............    12,032        -       12,032       N/A
  Other Lines in Massachusetts................     3,190      5,717     (2,527)    (44.2)
  Other Lines in All Other States.............       755        -          755       N/A
  Assumed Premiums from C.A.R.................    84,356     75,718      8,638      11.4
  Assumed Premiums from Other than C.A.R......       345        339          6       1.8
     Total Earned Premiums....................  $871,830   $745,620   $126,210      16.9%

  Earned Premiums in Massachusetts............  $682,985   $644,882   $ 38,103       5.9%
  Earned Premiums-Assumed.....................    84,701     76,057      8,644      11.4
  Earned Premiums in All Other States.........   104,144     24,681     79,463     322.0
     Total Earned Premiums....................  $871,830   $745,620   $126,210      16.9%

	The Company's principal insurance line is personal automobile insurance. The Company offers automobile policyholders the following types of coverage: bodily injury liability coverage, including underinsured and uninsured motorist coverage, personal injury protection coverage, property damage liability coverage and physical damage coverage, including fire, theft and other hazards specified in the policy. Policies are usually written for one-year terms. The Company's published liability limits for Massachusetts business written by Commerce is $500,000 per person for bodily injury, $1,000,000 per accident and $100,000 for property damage. Liability limits of $100,000 per person injured, $300,000 per accident and $100,000 for property damage are the limits most commonly purchased from the Company in Massachusetts. For California business written by Commerce West, liability limits of $15,000 per person injured and $30,000 per accident are most commonly purchased. For business written by American Commerce, liability limits of $100,000 per person injured and $300,000 per accident are most commonly purchased.

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


13
<page




	During the three-year period from 1997 to 1999, average mandated Massachusetts personal automobile insurance premium rates decreased an average of 3.2% per year. The Commissioner again approved an average 0.7% increase in personal automobile premiums for 2000, the same average rate increase as in 1999, following four consecutive years of average rate decreases as depicted in the following table. Coinciding with the 2000 rate increase, the Commissioner also approved a 0.6% decrease in the commissions agents receive for selling private passenger automobile insurance for 2000.

Average Annual Premium Rate Percentage Change for Massachusetts Private
                                Passenger Automobile Business


                          Year       Industry       Commerce
                          2000          0.7%           5.0% Estimated
                          1999          0.7%           9.1%
                          1998         (4.0%)          2.6%
                          1997         (6.2%)         (1.8%)
                          1996         (4.5%)         (9.2%)
                          1995         (6.1%)         (3.6%)

	Although average mandated personal automobile premium rates increased only 0.7% in 1999, the Company's average rate increased 9.1% per exposure. The 9.1% increase for 1999 was primarily the result of decreases in the Safe Driver Insurance Plan ("SDIP") deviations for Step 9 and Step 10 drivers, the two best driver SDIP classifications in Massachusetts. The increase was also due to the facts that the rate decision did not anticipate purchases of new automobiles in the year to which the rate decision applied and, secondly, the Company's mix of personal automobile business differs from that of the industry.

	The 1997, 1998 and 1999 average rate decisions were partially driven by corrections for an industry error that had impacted prior year rate decisions. The industry error resulted from a miscalculation of industry expense allowances that had the effect of overstating rates for 1991 through 1996. Mandated rates for 1997, 1998 and 1999 included an adjustment to recoup $176 million from the industry. The adjustment included in the rate decision to recoup the error was phased in at 40%, 40% and 20% in 1997, 1998 and 1999, respectively. The earned premium impact of the above item was approximately $15.3 million for 1997, $23.9 million for 1998 and $14.0 million for 1999. The earnings per share after-tax impact resulting from lower earned premiums has been estimated at $0.28 for 1997, $0.43 for 1998, and $0.26 for 1999.

	Also factored into the 1999 rate decision were two sanctions levied by the Commissioner against the Massachusetts personal automobile insurance industry. One fine, amounting to $6 million, was imposed as a result of the industry's failure to show that it adhered to adequate cost containment efforts as identified by the Commissioner. A second fine of $3 million was the result of what the Commissioner termed "incomplete compliance" on the part of the Automobile Insurers Bureau of Massachusetts ("AIB") with a discovery order concerning disclosure of certain information as identified by the Commissioner.

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



14
<page



	The Company offers a preferred homeowners product through Citation which has higher policy limits and a lower premium structure and is designed primarily for homes with above-average market values. The Company also applies more stringent underwriting criteria by, among other things, limiting the product to homes with modern electrical systems.

	The Company also offers inland marine, fire, general liability and commercial multi-peril insurance in Massachusetts. Commerce West predominantly writes private passenger automobile insurance in the state of California through 337 independent insurance agencies and brokers.
All business is underwritten at the company's headquarters located in Pleasanton, California. American Commerce predominantly writes private passenger automobile and homeowners insurance in 26 states exclusively through 34 AAA independent insurance agencies. All business is underwritten at the company's headquarters located in Columbus, Ohio.
Both companies target preferred insurance risks.

Mortgage Operations

	Insurance companies are authorized to invest in mortgages and the Company formed Bay Finance Company, Inc. ("Bay Finance") to originate and service residential and commercial mortgages in Massachusetts and Connecticut. During fiscal 1999, 1998 and 1997 the mortgage operations accounted for approximately $4,355,000, or 0.4%, $5,049,000, or 0.6% and $4,448,000, or 0.5% of the Company's consolidated total revenues, respectively.

Insurance Agency

	Clark-Prout Insurance Agency, Inc. ("Clark-Prout") is a wholly-owned insurance agency that writes both for the Company and for other insurance companies. During fiscal 1999, 1998 and 1997, Clark-Prout's revenues amounted to $803,000, or 0.1%, $785,000, or 0.1% and $840,000,
or 0.1% of the Company's consolidated total revenues, respectively.

Segment Information

	The information in Note N in the Company's 1999 Annual Report is incorporated herein by reference.


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

	In general, the C.A.R. reinsurance mechanism operates as follows. Within established time frames, a Servicing Carrier must identify which policies it wishes to retain and which policies it wishes to cede to C.A.R. A Servicing Carrier pays to C.A.R. all of the premiums generated by the policies it has ceded and also reimburses C.A.R. the difference between standard rates and the reduced premium resulting from affinity group marketing discounts on policies ceded to C.A.R. C.A.R. reimburses Servicing Carriers for all losses incurred on account of ceded policies, although, as with reinsurance generally, reinsurance of a policy through C.A.R. does not legally discharge the Servicing Carrier from its liability to the policyholder for the full amount of the policy. In addition, Servicing Carriers also receive fees for servicing ceded policies based upon the expense structure established by C.A.R.

15
<page




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


Company Estimated C.A.R. Private Passenger Participation Ratio versus Market
Share

                                Company Estimated     Company Estimated
               Year              Participation Ratio       Market Share
               1999                    16.5%                   21.3%
               1998                    16.7%                   21.6%
               1997                    18.0%                   21.8%
               1996                    19.0%                   20.8%
               1995                    16.2%                   16.4%

	The Company's objective is to develop and implement underwriting strategies to obtain the optimum balance between its C.A.R. participation ratio and the loss ratios on automobile risks not reinsured through C.A.R. For each automobile risk and certain risk categories, the Company makes a judgment as to whether the projected impact on the Company's profitability from retaining the risk outweighs the incremental cost of reinsuring the risk through C.A.R. In determining the incremental cost of reinsuring a risk through C.A.R., the Company estimates its participation ratio for a given period by modeling the anticipated Massachusetts industry-wide C.A.R. trends.
Once the Company estimates its participation ratio, it is then able to compare the incremental effect on the Company's share of the C.A.R. deficit of either reinsuring or retaining the particular automobile risks. Finally, the Company utilizes its internal underwriting database and internally-developed actuarial reporting and analysis systems to develop for each risk a projected underwriting loss ratio. It then compares the impact of the automobile risk on the Company's participation ratio in order to estimate whether, after taking all C.A.R. and other factors into account, the Company's profitability will be enhanced by reinsuring or retaining such risk. The Company believes that, because of its leading share of the Massachusetts automobile insurance market, it can utilize statistically credible data for a greater array of underwriting factors than its competitors, which in turn gives it a competitive advantage in deciding which automobile risks to reinsure through C.A.R.

	The C.A.R. utilization-based participation ratio has been in place since 1993, and individual companies in the marketplace make minor yearly changes to find the optimum balance between voluntary and ceded writings. In 1999, the Company ceded approximately $59,497,000 or approximately 8.1% of the Company's Massachusetts personal automobile direct premiums written, which was approximately the same as in 1998.
The Company's strategy has been to voluntarily retain more of the types of personal automobile business that are factored as credits favorably impacting the utilization formula. As a result of the credits impacting the utilization formula, the Company estimates its personal automobile participation ratio in C.A.R. to be approximately 16.5% at December 31, 1999. This ratio is several percentage points below the Company's estimated 21.3% share of the Massachusetts personal automobile market. Significant changes in the Company's and the industry-wide private passenger cession percentages are not expected for 2000.

	Although commercial automobile insurance is a relatively smaller portion of the Company's total insurance writings, the related commercial automobile risk selection decisions remain an important element in determining profitability. In 1999, Commerce ceded approximately $6,681,000 or 22.3% of its Massachusetts commercial automobile direct premiums written, an increase of $486,000 or 6.8% from 1998.


16
<page




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


C. Marketing

	The Company markets its insurance products through a network of licensed independent agencies, 525 throughout Massachusetts (of which 135 are ERPs), 337 in California and an additional 34 as a result of the January 29, 1999 acquisition of American Commerce. The non ERP independent agencies may also represent other insurance companies, some of which may compete directly with the Company. The independent insurance agencies are under contract with the Company's subsidiaries and must conduct their business according to the provisions of their contract. Contracts for Massachusetts agencies may be terminated by the Company upon 180 days' notice to the agency or at will by the agency.

Massachusetts Business

	The Company seeks to establish long-term relationships with agencies that can generate a sizable volume of business with profitable underwriting characteristics and for which the Company will be among the top two or three preferred writers of its core products. The Company also assesses whether the mix of a prospective agency's business will expand the Company's presence in one or more of its core product lines. In 1999, each agency representing the Company in Massachusetts produced an average of approximately $1,613,000 of Company direct premiums written or a 13.4% increase as compared to 1998. Also in Massachusetts during 1999, 201 agencies produced in excess of $1.0 million of direct premiums written, an additional 58 agencies produced over $2.0 million, an additional 36 agencies produced over $3.0 million and lastly, an additional 22 agencies produced over $4.0 million. The Company's three largest agencies produced approximately $53.7, $15.4 and $10.1 million of the Company's Massachusetts direct premiums written, respectively, or approximately 6.4%, 1.8% and 1.2% in 1999. Total direct premiums written attributable to the AAA group business were $495,962,000 or 52.3% of the Company's total direct premiums written (67.8% of total Massachusetts personal automobile premium). Total exposures attributable to the AAA clubs group business were 547,009 or 67.1% of total personal automobile exposures in 1999, as compared to 547,100 or 67.6% in 1998. Of this amount, 11% was written through insurance agencies owned by the AAA clubs and 89% was written by the Company's network of independent agents.

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






















17
<page



	Company agencies receive commissions on policies written for the Company and are eligible to receive contingent commissions through a profit sharing arrangement. The Commissioner annually establishes a minimum average direct commission for personal automobile insurance, which in 1999 was 11.8%. The Company's contingent commissions are tied to the underwriting profit on policies written by an agency based upon a rolling three year experience methodology. The Company generally pays up to 45% of the underwriting profit attributable to the agency's business. The profit sharing plan is a three year rolling plan, with one third of each of the current and the two prior years profit or loss calculations, summed to a single amount. This amount, if positive, is multiplied by the profit sharing commission rate and paid to the agent. To qualify for profit sharing, a three-year average loss ratio of 50% to 55% or better is generally required. CAR credits for voluntary business written in urban area or credits for writing youthful operators on a voluntary basis increase the loss ratio eligibility for profit sharing up to 55% from 50%. Books of business with no available credits must achieve a lower loss ratio. In 1999, total commission expensed by the Company to its agencies amounted to 17.1% of direct premiums written, of which direct commissions and contingent commissions constituted 14.3% and 2.8%, respectively, versus total commission expensed of 16.8%, of which 14.3% was direct and 2.5% was contingent in 1998. Direct commissions are higher than the personal automobile rates primarily due to higher commission rates on SDIP Step 9 and 10 business coupled with higher commissions on other lines of business. In 1999, the Company's expense for contingent commissions was $27.0 million versus $20.0 million in 1998.

	The Company also occasionally sponsors incentive award trips to encourage and reward agency profitability and growth. The last such incentive contest occurred during 1996 and the resulting trip took place during the first few months of 1997. This trip resulted in 315 agents earning incentives at a total cost of approximately $4.3 million. Much of the success of these programs was attributable to affinity group marketing programs. In 1998, the Company initiated the T2000 Sales Incentive Contest. One part of the measurement period concluded on December 31, 1999 and the other will conclude on May 31, 2000 with agents earning incentive trips taking place in April and September of 2000, respectively. The estimated total cost is approximately $1.5 million of which approximately $571,000 was expensed in 1999 and $678,000 in 1998.

	The Company's information systems enable it to provide extensive support to its agencies. This support includes a direct billing system, which covers over 97% of the Company's Massachusetts policyholders, an on-line inquiry system which allows agents to ascertain quickly the status of pending claims or direct bill information and a system which allows Company agents to quote many premiums directly to policyholders. The Company also emphasizes its commitment to enhancing and expanding the role of its information systems. The Company has provided agencies with the ability to generate personal automobile policies from their own offices and continuously explores new options on an ongoing basis. The Company is also developing Internet connectivity for its independent agents.

	The Company believes that, because of its compensation arrangements and by providing a consistent market with emphasis on service, an increasing number of the Company's agencies will rely on it as their principal supplier of insurance products. The Company believes that it is the preferred provider for most of its agencies. Although the Company believes, based on annual surveys of its agencies, that its relationships with its independent agencies are excellent, any disruption in these relationships could adversely affect the Company's business.

	Since the latter part of 1995, Commerce has been a leader in affinity group marketing through agreements with the four American Automobile Association Clubs of Massachusetts ("AAA clubs") offering discounts on private passenger automobile insurance to the clubs' members who reside in Massachusetts. The following table indicates the AAA clubs discount offered by the Company since 1996. A 6% discount was approved for 2000. The AAA clubs discount can be combined with safe driver deviations for up to an 11.6% reduction from the state mandated rates. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and has been the primary reason for a 44.5% increase in the number of personal automobile exposures written by Commerce since year-end 1995. As expected, this increase leveled off in 1999 and 1998 as evidenced by the 0.9% and 1.9% increases in personal automobile exposures as compared to increases of 8.3% in 1997 and 29.8% in 1996. In 1999, total direct premiums written attributable to the AAA group business were $495,962,000 or 52.3% of the Company's total direct premiums written (67.8% of the Company's total Massachusetts personal automobile premium), an increase of 8.5% over 1998. Participation among members of the AAA clubs is estimated at 44.1%


18
<page


AAA Affinity Group Discount and SDIP Deviations  2000*   1999    1998   1997    1996
   AAA Affinity Group Discount................    6%      6%      6%     10%     10%
   SDIP Step 9 Deviation......................    6%      8%     15%     10%     10%
   SDIP Step 10 Deviation.....................    2%      3%      4%     10%     10%

   Combined AAA Affinity Group Discount and
     Step 9 Deviation.........................   11.6%   13.5%   20.1%   19.0%   19.0%
   Combined AAA Affinity Group Discount and
     Step 10 Deviation........................    7.9%    9.8%    9.8%   19.0%   19.0%

   *For policies with effective dates as of January 1, 2000.


	Total exposures attributable to the AAA clubs group business were 547,009 or 67.1% of total Massachusetts personal automobile exposures in 1999, as compared to 547,100 or 67.6% in 1998. Of the total Massachusetts automobile exposures written by the Company approximately 11% were written through insurance agencies owned by the AAA clubs. The remaining 89% were written through the Company's network of independent agents.

	In November 1997, the Company received state regulatory approval to implement an installment fee of $3.00 on each invoice following the down payment, for all personal lines automobile policies with effective dates of January 1, 1998 and beyond. At December 31, 1999, this program completed its second full year since implementation and, as a result, premium finance and service fees increased $1,334,000 or 9.9% in 1999. Previously, premium finance and service fees increased $6,366,000 or 90.0% in 1998 which was the result of the installment fee program replacing a "late fee" system that had been utilized for 1997 and 1996.

Other States

	Commerce West predominantly writes private passenger automobile insurance in the state of California through 337 independent insurance agencies and brokers. All business in underwritten at the company's headquarters located in Pleasanton, California. American Commerce predominantly writes private passenger automobile and homeowners insurance in 26 states exclusively through 34 AAA independent insurance agencies. All business is underwritten at the company's headquarters located in Columbus, Ohio. Both companies target preferred insurance risks.


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

	Agencies are authorized to bind the Company on risks as limited by the Company's written underwriting rules and practices, which set forth eligibility rules for various policies and coverages, unacceptable risks, and maximum and minimum limits of liability. With respect to non-automobile policies, other than certain umbrella policies, the Company's agencies have the ability to bind the Company for a limited period, typically 60 days, during which time the Company reviews all risks to determine whether it will accept or reject the policy. During this review period, the Company is obligated to pay any claim which would be covered under the policy. Violation of the Company's underwriting rules and practices is grounds for termination of the agency's contract with the Company.









19
<page



Massachusetts Business

	The Company and each of the approximately 45 other Servicing Carriers must write all automobile risks submitted to them. Massachusetts personal automobile insurance rates are fixed annually by the Commissioner. All companies writing personal automobile policies are required to use such mandated rates, unless they have received prior approval from the Commissioner to offer a lower rate. The actual premium paid by a particular policyholder, however, is adjusted, either up or down, based upon the SDIP record of the insured operator. Moving violations and accidents for which the insured was at fault within the most recent six year period are used to determine each operator's SDIP surcharge or credit. The competitive nature of the Massachusetts personal automobile insurance market which began in 1995 continued through 1999 and into 2000.

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

	Under Massachusetts law, residential property owners are strictly liable for damages caused by lead poisoning in children under age six residing in the premises, unless the property owner has a Letter of Compliance or a Letter of Interim Control (i.e. has taken or is taking specific measures to prevent lead poisoning). The Company has reduced its exposure to lead poisoning by (i) excluding from coverage all intra-familial claims for bodily injury or medical expenses brought by minors living in an insured's household, (ii) revising its underwriting standards for new and renewal business to avoid insuring properties with lead poisoning hazards and (iii) excluding from homeowners and dwelling fire liability coverage all lead poisoning perils to children under the age of six on policies for properties built prior to 1978 that contain rental units and where strict liability for lead poisoning would otherwise apply. Effective on March 1, 1998 a similar exclusion was added to the Business Owners Program. With regard to the exclusion described in (iii), policyholders may buy a reinstatement of the excluded coverage through a policy endorsement for an additional premium, but very few such endorsements have been written. As a result of these remedial steps and its historical claims experience, the Company does not believe that its exposure to lead poisoning claims is material. The Company held reserves in the amount of $2,175,000 and $3,398,000 for lead paint related claims at December 31, 1999 and 1998, respectively.

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

Other States

	In keeping with the Company's long-term growth objective to expand outside Massachusetts, the Company, in 1995, acquired Commerce West, a personal automobile insurer, located in Pleasanton, California. Most recently, the Company formed a joint-venture (ACIC Holding Co., Inc.) in November 1998, and acquired in January 1999, American Commerce, located in Columbus, Ohio. American Commerce writes automobile and homeowners insurance solely through 34 AAA automobile clubs. Commerce West predominantly writes private passenger automobile insurance in the state of California through 337 independent insurance agencies and brokers.
All business is underwritten at the company's headquarters located in Pleasanton, California. American Commerce predominantly writes private passenger automobile and homeowners insurance in 26 states exclusively through 34 AAA independent insurance agencies. All business is underwritten at the company's headquarters located in Columbus, Ohio.
Both companies target preferred insurance risks.
20
<page




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

	Effective July 1, 1998, the Company expanded the quota share portion of the program. A 75% quota-share reinsurance program was incepted, covering all non-automobile property and liability business, except umbrella policies. The excess loss portion of the program was reduced on July 1, 1998 and completely eliminated on September 30, 1998. The expanded program is split between Employers Reinsurance Corporation, American Re-Insurance Company, Hartford Fire Insurance Company and Swiss Reinsurance America Corporation. The maximum per occurrence loss reimbursement is the higher of 350% of premium ceded under the program or $175.9 million. The maximum annual aggregate occurrence loss reimbursement is the higher of 450% of premium ceded under the program or $226.1 million. A sliding scale commission, based on loss ratio, is utilized under this program. This program provides the Company with sufficient protection for catastrophe coverage so as to enable the Company to forego pure catastrophe reinsurance coverage, which was previously tailored in conjunction with the former quota share arrangement.

	Through December 31, 1999, American Commerce utilized a separate castatrophe reinsurance program. Effective January 1, 2000, this program expired and American Commerce joined the quota-share reinsurance program described above.

	The table below provides information depicting the approximate recovery under the expanded quota share contract at various loss scenarios, if a single catastrophe were to strike (in thousands):

                                                             Net Loss
                          Total           Reinsurance       Retained by
                          Loss             Recovery         the Company
                        $ 50,000            $ 37,500          $12,500
                         100,000              75,000           25,000
                         150,000             112,500           37,500
                         200,000             150,000           50,000
                         250,000             187,500           62,500







21
<page



	Under the previous scenario and based on the business subject to the quota-share reinsurance contract for 2000, the Company has no reinsurance recoveries for a single event catastrophe in excess of a total loss of approximately $297.5 million. The Company's estimated total loss on its other than automobile business for 100 and 250 year storms (including American Commerce) is approximately $117.0 million and $198.1 million, respectively. The Company estimates were derived through the services of Swiss Reinsurance America Corporation who utilized the CLASIC model provided by Applied Insurance Research.

	Written premiums ceded in 1999, 1998 and 1997 under the above mentioned programs were $51.5 million, $54.0 million and $27.5 million, respectively. Ceding commission income is calculated on a ceded earned premium basis.

Casualty Reinsurance

	Since January 1, 1997, casualty reinsurance has been on an excess of loss basis for any one event or occurrence with a maximum recovery of $9.0 million over a net retention of $1.0 million. This coverage is placed with Swiss Reinsurance America Corporation (rated A+ by A.M.
Best).

	Personal and commercial liability umbrella policies are reinsured on a 95% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $5.0 million for policies with underlying automobile coverage of $250,000/$500,000 or more. The Company also has personal liability umbrella reinsurance coverage for policies with underlying automobile coverage of $100,000/$300,000 on a 65% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $3.0 million. These coverages are placed with American Re-Insurance Company (rated A+ by A.M. Best).

	The Company believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limits, retentions, arbitration and occurrence. Based on its review of its reinsurers' financial statements and their reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound. The Company had no amount of reinsurance receivables more than 90 days past due at December 31, 1999.

F. Settlement of Claims

	Claims under insurance policies written by the Company are investigated and settled primarily by claims adjusters employed by the Company. In Massachusetts, the Company employs a staff of 689 people at its claims department, located in Webster, Massachusetts. In addition to these individuals, the Company utilizes the services of approximately 31 independent appraisal firms and 9 independent property adjusting companies who are strategically located throughout the state. The Company also has a special unit which investigates suspected insurance fraud and abuse. If a claim or loss cannot be settled and results in litigation, the Company retains outside counsel to represent it. American Commerce settles claims at four district claims offices strategically located throughout the country. Commerce West settles claims at their home office employing a staff of 20 in the claims department. In addition, Commerce West utilizes the services of approximately 26 independent appraisal firms strategically located in California.

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









22
<page




	The Massachusetts Unfair Claims Settlement Practices Act ("Chapter 176D"), and other similar provisions in states in which the Company does business, prohibits insurers from engaging in certain claim settlement practices. These include failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies, refusing to pay claims without conducting a reasonable investigation based upon all available information, failing to effectuate prompt, fair and equitable settlements of claims in which liability has become reasonably clear, and compelling insureds to institute litigation to recover amounts due under an insurance policy by offering substantially less than the amounts ultimately recovered in actions brought by such insureds. An insurer's violation of any of these obligations expressly violates a number of state laws including the Massachusetts Consumer Protection Act ("Chapter 93A"). Any party, including claimants and insureds, whose rights are affected by an insurer's violation of Chapter 176D, is entitled to bring a claim against the insurer under Chapter 93A.

	The damages available under Chapter 93A may not necessarily be related to the harm caused by the insurer's violation of Chapter 176D. Chapter 93A provides in effect that the party bringing the Chapter 93A claim will be entitled, at a minimum, to the amount of the judgment on all claims arising out of the same underlying occurrence, regardless of the limits of the policy issued by insurer. Moreover, Chapter 93A permits the court to double or triple the party's damages if the insurer's violation of Chapter 176D was willful or knowing. If the underlying policy risk was ceded to C.A.R., the Company may seek reimbursement from C.A.R. for the damages it will be obligated to pay if it is found liable under Chapter 93A or amounts paid in settlement of such claim. Such reimbursement is discretionary and C.A.R. may not reimburse an insurer if C.A.R. determines that the insurer was negligent in the handling of such claim and such negligence was the cause of Chapter 93A liability. Additionally, certain time notification restrictions apply to these judgments, which if not met, could preclude an insurer from seeking reimbursement from C.A.R. Accordingly, there can be no assurance that the Company will be reimbursed in any particular instance involving a Chapter 93A C.A.R. reinsured claim.

	Since 1996, the Company has been expanding a twenty-four (24) hour claim reporting service in Massachusetts to third-party claimants and insureds of interested agencies. This service allows customers to report their first notice of a loss at anytime of the night or day; 365 days a year, including weekends and holidays. This reporting methodology allows the Company to improve customer satisfaction by making the initial claim handling much faster and ultimately reducing indemnity payments such as rental and storage. As of December 31, 1999, there were 346 agents who signed up for this claim reporting methodology; these agents represent approximately 74% of total claim volume. This represents an increase from 230 agents and 55% of the claim volume as of December 31, 1998. The Company anticipates growth in this program as it continues to discuss this service with those agencies who have not yet been solicited to participate.


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





23
<page




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

	By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, the Company estimates
the ultimate net liability for losses and LAE.    After taking into
account all relevant factors, management believes that the provision for losses and LAE at December 31, 1999 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability may be greater or lower than reserves. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods. The Company's loss and LAE reserves also include its share of the aggregate loss and LAE reserves of all Servicing Carriers.

	For a reconciliation of beginning and ending reserves for losses and LAE, net of reinsurance, see Note E to the Company's 1999
Consolidated Financial Statements, which is incorporated herein by reference from pages 48 through 50 of the Company's 1999 Annual Report.

	Included in the loss reserve methodologies described above, are liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as oil spills and lead paint. Reserves have been established to cover these claims for both known and unknown losses. Because of the Company's limited exposure to these types of claims, Management believes they will not have a material impact on the consolidated financial position of the Company. Loss reserves on environmental related claims amounted to $4,185,000 and $5,687,000 in 1999 and 1998, respectively.

	The following table represents the development of reserves, net of reinsurance, for 1989 through 1999. The top line of the table shows the reserves at the balance sheet date for each of the indicated years.
This represents the estimated amounts of losses and LAE for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts paid as of successive years with respect to that year's current reserve liability expressed as a percentage. The lower portion of the table shows the re-estimated amount as a percentage of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. Favorable loss development exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 1999.















24
<page


	In evaluating the cumulative information in the table, it should be noted that each year's amount includes the affects of all changes in amounts for prior periods.  This table does not present accident or policy year development data.  Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future.  Accordingly, it is not appropriate to extrapolate future development based on this table.
Year ended December 31,
                     1999    1998(1)     1997      1996      1995      1994      1993      1992      1991      1990        1989
                                                     (Dollars in thousands)
Reserves for
 losses and loss
 adjustment
 expenses........  $559,828  $561,941  $530,077  $533,980  $493,911  $455,460  $422,224  $316,261  $228,657   $177,657   $138,456

Paid (cumulative)
 as a percentage
 of current re-
 serves as of:
  One year later..               46.6      50.1      50.1      48.7      48.0      53.1      51.6      46.6       46.3       46.8
  Two years later.                         72.9      71.9      70.5      68.8      72.4      77.6      71.7       68.7       69.3
  Three years
   later..........                                   84.1      84.4      81.2      82.8      86.8      87.9       84.9       81.9
  Four years
   later..........                                             91.1      90.1      89.1      92.0      91.9       96.0       90.3
  Five years later                                                       93.4      93.9      94.9      94.1       96.6       98.2
  Six years later.                                                                 95.1      97.7      95.6       96.0       98.2
  Seven years
   later..........                                                                           98.1      97.7       97.0       97.0
  Eight years
   later..........                                                                                     97.9       98.4       97.7
  Nine years
   later..........                                                                                                98.6       98.5
  Ten years later.                                                                                                           98.9

Reserves re-estimated
 as a percentage of
 initial reserves as of:
  One year later..               92.9      88.4      84.3      82.2      83.6      83.9      87.2      82.3       84.5       92.7
  Two years later.                         85.6      79.3      74.1      73.2      75.9      78.6      82.8       74.6       82.8
  Three years
   later..........                                   77.4      71.5      68.9      69.4      73.0      77.1       75.1       76.7
  Four years later                                             69.7      67.8      67.3      68.8      72.2       71.7       78.3
  Five years later                                                       66.3      66.4      67.0      68.7       68.2       75.6
  Six years later.                                                                 65.7      66.7      67.8       65.5       74.0
  Seven years
    later.........                                                                           65.9      67.6       64.6       71.8
  Eight years
    later.........                                                                                     67.2       64.6       71.3
  Nine years later                                                                                                64.4       71.2
  Ten years later.                                                                                                           71.1

Redundancy expressed as a
 percent of yearend
 reserves.........               7.1       14.4      22.6      30.3      33.7      34.4      34.1      32.8       35.6       28.9

(1) The 1998 amount includes an adjustment to add $63,112 in loss and LAE reserves for American Commerce at January 29,1999.


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

                                                     Years Ended December 31,
                                     1999        1998        1997        1996        1995

Company Statutory Ratios (unaudited):
  Loss and LAE Ratio..............   72.0%       71.6%       71.4%       70.9%       62.0%
  Underwriting Expense Ratio......   26.5        26.5        25.1        27.1        29.0
   Combined Ratio.................   98.5%       98.1%       96.5%       98.0%       91.0%

   Industry combined ratio
   (all writers)(1)...............  103.7%      102.2%      100.1%      102.9%      102.8%

(1) Source: Best's Review (January, 2000), as reported by A.M. Best for all property and casualty insurance companies and weighted to reflect the Company's product mix. The 1999 industry information is estimated by A.M. Best.

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

                                                     Years Ended December 31,
                                     1999        1998        1997        1996        1995
                                                      (dollars in thousands)
Net premiums written by the
 Company........................... $911,993     $745,048   $741,501    $711,570    $603,421
Policyholders' surplus of the
 Company's insurance subsidiaries..  518,974      563,503    516,598     464,739     440,110
The Company's ratio................    175.7%       132.2%     143.3%      153.1%      137.1%
Industry ratio(1)..................     90.0%        80.0%      90.0%      110.0%      110.0%

__________________________________
(1) Source: Best's Review (January, 2000), for all property and casualty insurance companies. The 1999 industry information is estimated by A.M. Best.


26
<page



I. Investments

	Investment income is an important source of revenue for the Company and the return on its investment portfolio has a material effect on its net earnings. The Company's investment objective is to maintain high quality diversified investments structured to maximize after-tax investment income while minimizing risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference from pages 5 through 29 of the Company's 1999 Annual Report.

	The Company's investment portfolio carried at market value as of December 31, 1999, was $1,268,979,000. Of that amount, 51.0% was invested in fixed maturities, 16.6% was invested in preferred stocks, 23.8% was invested in common stocks, and 6.8% was invested in mortgage loans and other investments. Cash and cash equivalents accounted for the remaining 1.8%.

	Investments in fixed maturities, which include taxable and non-taxable bonds, preferred stocks, common stocks (which includes preferred stock mutual funds) are carried at fair market value. Unrealized investment gains and losses on stocks and fixed maturities, to the extent that there is no permanent impairment of value, are credited or charged directly to stockholders' equity, net of any tax effect, through other comprehensive income. When investment securities are sold, the realized gain or loss is determined based on sales proceeds less book value.

	The Company's bond portfolio is comprised of Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") mortgage backed bonds (12.8%), municipal bonds (80.1%), corporate bonds (6.6%) and U.S. Treasury bonds (0.5%). Of the Company's bonds, 96.8% are rated in the two highest quality categories provided by the NAIC.

The Company's investment policy, determined in accordance with guidelines established by the Company's Board of Directors, emphasizes investment yield while maintaining investment quality. The Board of Directors reviews and ratifies management's investment decisions on a quarterly basis. State insurance laws also impose restrictions on the nature and extent of investments by the Company.

	The table below sets forth investments (at cost), net accumulated other comprehensive income (loss) and the income thereon for the five years ended December 31, 1999.

                                             Years Ended December 31,
                                     1999         1998       1997        1996        1995
                                                  (dollars in thousands)
Average net investments.......... $1,326,098  $1,242,633 $1,181,181  $1,131,760  $1,033,439
Net realized gains (losses) on
  investments....................      8,130       6,769     22,770      (7,574)        712
Net accumulated other
  comprehensive income (loss):
    on fixed maturities..........    (14,107)     18,785     23,813      16,191      13,969
    on preferred stocks..........    (19,885)     (2,845)       364        (801)        377
    on common stocks.............    (50,473)     22,601     17,718      20,116      11,799
Net investment income............     89,787      86,501     80,794      77,402      71,313
Net investment income as a
  percentage of total average
  investments....................        6.8%        7.0%       6.8%        6.8%        6.9%
Net investment income after-tax
  as a percentage of total
  average investments............        5.7%        5.7%       5.5%        5.6%        5.7%


27
<page



	The following table sets forth an analysis of the fair market value (except mortgages and collateral loans which are at cost) by the type of investment at December 31, 1995 through 1999:

                                                      December 31,
                                     1999        1998        1997        1996      1995
                                                  (dollars in thousands)
Type of Investment
  GNMA & FNMA mortgage-backed
   bonds........................ $   82,613  $  112,588  $  181,069  $  225,552  $  221,373
  Corporate bonds...............     42,532         -           -           -           -
  U.S. Treasury bonds and notes.      3,315         -           -           -           -
  Tax exempt state and
   municipal bonds..............    518,878     506,679     409,528     491,150     593,904
      Total fixed maturities....    647,338     619,267     590,597     716,702     815,277

  Preferred stocks..............    211,049     197,425     148,499     147,680     111,220

  Investment in closed-end
   preferred stock mutual funds.    224,120     172,455     119,439      29,087        -
  Other equity securities.......     77,347     111,506      58,650      56,954      40,359
      Total common stocks.......    301,467     283,961     178,089      86,041      40,359
      Total equities............    512,516     481,386     326,588     233,721     151,579

  Mortgages and collateral
   loans (net of allowance
   for possible loan losses)....     72,451      73,510      82,839      74,586      75,609
  Cash and cash equivalents.....     22,535      72,243     106,188     140,535      32,665
  Short-term investments........        -         3,669     132,700         -        20,000
  Other investments.............     14,139       7,825       3,783       2,127       1,648
      Total investments......... $1,268,979  $1,257,900  $1,242,695  $1,167,671  $1,096,778

	The table below sets forth as of December 31, 1999 the composition of the Company's fixed maturity investments, at market, excluding short-term investments, by time to maturity at the dates indicated:

                                                                                Percent
                                                                                   of
                                                                                  Fixed
                                                                                Maturity
                                                                  Amount        Portfolio
                                                                  (dollars in thousands)
            Period from December 31, 1999 to maturity:
              One year or less.................................  $  2,793          0.4%
              More than one year to five years.................     4,980          0.8
              More than five years to ten years................    13,446          2.1
              More than ten years..............................   626,119         96.7
                                                                 $647,338        100.0%







28
<page



	At December 31, 1999, the Company's fixed income portfolio, which represented 51.0% of the Company's total invested assets, had an weighed average stated maturity of approximately 23.9 years. The calculation of average stated maturity utilizes the dollar weighted average of the actual maturity date for a security. In contrast, the Company's weighted average duration can be significantly less. At December 31, 1999 the Company's fixed income portfolio had a weighted average duration of 5.7 years. The "duration" of a security is the time-weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates. The weighted average duration is short compared to the average stated maturity because of the relatively large percentage of GNMA and municipal housing bonds in the fixed maturity portfolio. The duration reflects industry prepayment assumptions. The municipal housing bonds are similar in nature to GNMAs in that they paydown principal during the life of the bond. For these types of bonds, investors are compensated primarily for reinvestment risk rather than credit quality risk. During periods of significant interest rate volatility, the underlying mortgages may prepay more quickly or more slowly than anticipated. If the repayment of principal occurs earlier than anticipated during periods of declining interest rates, investment income may decline due to the reinvestment of these funds at the lower current market rates. In regards to municipal bonds, the Bloomberg Financial System, which was used to calculate the above maturity data, utilizes optional call dates, sinking fund requirements and assumes a non-static prepayment pattern in deriving these averages.


J. Regulation

General

	The Company's primary business is subject to extensive regulation. In Massachusetts, the Commissioner is appointed by the Governor of Massachusetts and has broad authority to fix and establish maximum policy rates and minimum agent commission levels on personal automobile insurance. In addition, the Commissioner grants and revokes licenses to write insurance, approves policy forms, sets reserve requirements, determines the form and content of statutory financial statements and establishes the type and character of portfolio investments. The Commissioner also approves company submissions regarding group insurance programs and corresponding discounts along with SDIP deviations. Consequently, the policies and regulations set by the Commissioner are an important element of writing insurance in Massachusetts. In states outside of Massachusetts, premium rates generally must be filed with, and approved by the Commissioner of Insurance in that particular state. In general, minimum commissions to agents are not set by the other states commissioners.

	The State Divisions of Insurance are responsible for conducting periodic examinations of insurance companies. Both Commerce and Citation were last examined for the five year period ended December 31, 1993 and are currently undergoing an examination for the five year period ended December 31, 1998. Commerce West was last examined in 1997 by the California Division of Insurance for the five year period ended December 31, 1996. American Commerce was examined in 1999 by the Ohio Division of Insurance for the three year period ending December 31, 1997. The concluded examinations produced no material findings. Massachusetts Division of Insurance regulations provide that insurance companies will be examined every five years or more frequently as deemed prudent by the Commissioner. California Division of Insurance regulations provide that insurance companies will be examined every three years.










29
<page




Automobile Insurance Regulation Overview

	Massachusetts has required compulsory automobile insurance coverage since 1925. States outside of Massachusetts generally have varying levels of minimum compulsory insurance. Under current law, all Massachusetts motorists are required to carry certain minimum coverages mandated by the state. The Commissioner fixes and establishes, among other things, the maximum rates insurers may charge for the compulsory personal automobile coverages. With very limited exceptions, each insurer writing automobile insurance in Massachusetts must accept all risks submitted to it for the compulsory coverage, but is permitted to reinsure these risks (including affinity group marketing insurance risks) through C.A.R.

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

	Rates and Commissions. All Massachusetts personal automobile insurance rates are fixed and established annually by the Commissioner. Affinity group marketing insurance programs and safe driver rate deviations must be approved by the Commissioner. For Massachusetts commercial automobile insurance, the rates for the voluntary market are competitive, with insurers filing rates for review by the Commissioner based on their own experience. The rates for the Massachusetts commercial automobile risks reinsured through C.A.R. are fixed and established by the Commissioner except for non-fleet, private passenger-type automobiles. See Section A General for additional information.

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

	The Commissioner sets an average minimum direct agency commission rate for personal automobile insurance, which in 1999 was 12.2%. With respect to risks reinsured through C.A.R., the maximum amount of commissions that C.A.R. will reimburse is fixed at that prescribed rate.

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



30
<page




Commonwealth Automobile Reinsurers

	General. C.A.R. is a Massachusetts state-mandated reinsurance mechanism, under which all premiums, expenses and losses on ceded business are shared by all insurers. It is similar to a joint underwriting association because a number of insurers (46, including the Company) act as Servicing Carriers for the risks it insures.

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




31
<page




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

	The Company relies upon dividends from its subsidiaries for its cash requirements. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders may, within certain limitations, pay such dividends and then file a report with the Commissioner. Dividends in excess of these limitations are called extraordinary dividends. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards to policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 1999, 1998 and 1997. No dividends were paid by American Commerce or Commerce West since their respective acquisitions.


Protection Against Insurer Insolvency

Massachusetts

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

	M.I.I.F. had no activity during 1999. M.I.I.F. had previously refunded assessments to Commerce and Citation in the aggregate amount of $271,000 in 1998 and $283,000 in 1997. Although there was no activity affecting the company in 1999, the Company anticipates that there will be additional assessments in the future. By statute, no insurer may be assessed in any year an amount greater than two percent of that insurer's net direct written premiums for the calendar year preceding the assessment. The Company believes that any such additional assessments should not have a material adverse effect on the consolidated financial position of the Company, although the timing and amounts of any such assessments cannot be presently ascertained.



32
<page



Other States

	Commerce West, domiciled in California, is covered by the California Insurance Guarantee Association ("C.I.G.A."). American Commerce, domiciled in Ohio, is covered by the Ohio Guarantee
Association ("O.G.A."). Both C.I.G.A. and O.G.A. operate similarly to the M.I.F.F. described earlier.

NAIC Guidelines

	Insurance Regulatory Information System Ratios. The NAIC Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is intended primarily to assist state insurance regulators in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the year ended December 31, 1999, the Company's consolidated property and casualty operations had no ratios outside the "normal" range.

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

	The RBC model formula proposes four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC falls. The first level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The
Regulatory Action Level (as defined by the NAIC) requires an insurer to submit a plan containing corrective actions and permits the Commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level (as defined by the NAIC) allows the regulator to rehabilitate or liquidate an insurer in addition to the aforementioned actions if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level (as defined by the NAIC) which requires the regulator to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount. The Company's insurance subsidiaries, Commerce, Citation, Commerce West, and American Commerce are listed in the accompanying table which provides the key
RBC information:

                                                               Commerce    American
        (Dollars in millions)          Commerce    Citation      West      Commerce

      At December 31, 1999
      Statutory surplus.............  $   411     $   108     $    23     $    85
      RBC Company action level......      164           3           6          23

      Statutory surplus in excess
        of RBC Company action level.  $   247     $   105     $    17     $    62

      RBC amounts...................  $    82     $     2     $     3     $    12

      % of Surplus to RBC amounts...    501.2%    5,400.0%      766.7%      708.3%

33
<page




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

Massachusetts

	In 1995, several insurers, including the Company, within the Massachusetts Insurance Industry began pursuing group marketing as a means of shifting market share. Arising from this pursuit, additional programs such as safe driver deviations and the elimination of finance fees have followed. In November, 1999, in response to the average personal automobile rate decisions over the last several years, the Company received approval to offer SDIP deviations of 6% for Step 9 and 2% for Step 10 for the 2000 calendar year. For drivers that qualify, the Company's 2000 AAA affinity group automobile discounts and SDIP deviations can be combined for up to an 11.6% (Step 9) and 7.9% (Step
10) reduction of the state mandated rates. This can be compared to the SDIP deviations of 8% for Step 9 and 3% for Step 10 SDIP classifications for the 1999 calendar year. For drivers that qualified, the Company's 1999 AAA affinity group automobile discounts and SDIP deviations then could have been combined for up to a 13.5% (Step 9) and 9.8% (Step 10) reduction from the state mandated rates. For additional details refer to the table found on Page 19.

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

Other States

	Both Commerce West and American Commerce file and receive approval for premium rates with the respective divisions of insurance in the states they do business. Commerce West competes for business by utilizing 337 independent insurance agencies and brokers that offer competitively priced products and provide quality service. Agents and brokers are offered compensation in the form of commissions and profit sharing which are based in part on the underwriting profits of the agency business written with Commerce West. American Commerce competes for business by utilizing 34 AAA owned independent agencies that offer competitively priced products and provide quality service. The AAA owned independent agencies are offered compensation in the form of commission and profit sharing which are based in part on the underwriting projects of the agency business written with American Commerce.



34
<PAGE



L. Other Matters

Human Resources

	As of December 31, 1999, the Company and its subsidiaries employed 1,708 people. Commerce employed 1,463 people; Commerce West employed 53 people; American Commerce, which was acquired in January 1999, employed 192 people. The Company is not a party to any collective bargaining agreements and believes its relationship with employees to be good.

	The Company offers benefits, compensation and employee relations programs to assure a productive and positive working environment. The Company monitors job grades and salary scales of peer companies to assure that its compensation levels and benefits are competitive both within the property and casualty insurance industry and geographically in the areas its subsidiaries operate. The Company has been recognized for its progressive programs designed to meet the needs of a modern-day workforce. In addition to alternative work schedules and casual dress, on-site child care has been offered to Massachusetts employees since 1986. Commerce was one of the first businesses in the region to offer this benefit. A newly constructed child care center can currently accommodate up to 200 children of our employees.

	The Company maintains an Employee Stock Ownership Plan
("E.S.O.P."), for the benefit of all employees and former employees still participating in the E.S.O.P. There were a total of 1,691 participants at December 31, 1999.

	In September 1998, the Company implemented a 401(k) Plan enabling eligible employees to contribute up to 15% of eligible compensation on a pre-tax basis up to the annual maximum limits under federal tax law.
The Company incurs no expenses in the form of matching contributions however, employees are able to contribute payments made under a cash bonus program into the 401(k). The Company pays for administration of the 401(k) Plan.

	American Commerce maintains a noncontributory defined benefit pension plan covering substantially all of their employees. All participants of the pension plan are eligible to retire with full retirement benefits upon attainment of age 65 with 5 years of participation. In March 2000, American Commerce announced the termination of this plan. Effective January 1, 2001, eligible employees will become participants in the E.S.O.P. American Commerce maintains a separate 401(k) Plan for the benefit of substantially all of its employees. American Commerce matches 50% of all employee contributions up to 6% of pay. Both American Commerce and it's employees share in administration expenses of the plan. Effective January 1, 2001, the American Commerce 401(k) will be merged into the 401(k) noted above.

	American Commerce also maintains a noncontributory post-retirement benefit plan (the "post-retirement plan") for retirees that includes medical, dental and life insurance coverages. All participants of the post-retirement plan are eligible upon attainment of age 55 with 10 years of service or age 65 with 5 years of service. Dental coverage ceases at age 65 and life insurance coverage decreases based upon the age of the retiree until the attainment of age 70, at which time they are provided a nominal amount of coverage from age 70 and thereafter. Participant's spouses are also covered under the post-retirement plan.
The cost of post-retirement medical, dental and life insurance benefits is accrued over the active service periods of employees to the date they attain full eligibility for such benefits. It is the policy of American Commerce to pay post-retirement benefits as incurred.












35
<PAGE


ITEM 2. PROPERTIES

	The Company conducts its Massachusetts operations from approximately 300,000 square feet of space in several buildings which it owns in Webster, Massachusetts, which is located approximately 50 miles southwest of Boston. The Company's principal administrative offices in Webster consist of recently rehabilitated and newly constructed buildings. Its data processing and operational departments are housed in modern office buildings on a separate nine acre site. In 1998, the Company completed the construction of a 20,000 square foot child care center located on a separate seven acre site in Webster, Massachusetts. The child care center enables the Company to care for up to 200 children of employees. Commerce West currently leases approximately 12,000 square feet of office space in Pleasanton, California. The Company's new acquisition, American Commerce, conducts its operations from approximately 40,000 square feet of space in a building located on a two acre site in Columbus, Ohio. American Commerce also leases property at its four district claims offices. The Company considers that its properties are in good condition, are well maintained, and are generally suitable to carry on the Company's business. For additional information concerning property, see Note D to the Company's 1999 Consolidated Financial Statements, which is incorporated herein by reference from page 48 of the Company's 1999 Annual Report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company's executive officers are as follows:

            Name                     Age               Position with Company
      Arthur J. Remillard, Jr.       69         Chief Executive Officer, Director

      Gerald Fels                    57         Executive Vice President,
                                                Chief Financial Officer, Director

      Arthur J. Remillard, III       44         Senior Vice President--Policyholder
                                                Benefits, Assistant Clerk, Director

      Regan P. Remillard             36         Senior Vice President,
                                                President of Commerce West, Chief Executive
                                                Officer of American Commerce, Director

      David H. Cochrane              46         Senior Vice President--Underwriting
                                                of Commerce and Citation

      Peter J. Dignan                48         Senior Vice President--Marketing
                                                of Commerce and Citation

      Mary M. Fontaine               43         Senior Vice President--Human Resources

      Joyce B. Virostek              57         Senior Vice President--Management
                                                Information Systems of Commerce and Citation

36
<page



	Arthur J. Remillard, Jr. has been the President, Chief Executive Officer and Chairman of the Board of the Company since 1976 and of Commerce since 1972. Mr. Remillard, Jr. has been in the insurance business for more than 30 years. Mr. Remillard, Jr. is also a member of the Governing Committee, Chairman of the Actuarial Committee, a member of the Governing Committee Review Panel, Chairman of the Budget Committee and a member of the Personnel Committee of C.A.R. Mr. Remillard, Jr. is also Chairman of the Governing Committee and a member of the Budget Committee, Executive Committee and Nominating Committee of the A.I.B.

	Gerald Fels, a certified public accountant, was appointed Executive Vice President of the Company in 1989. From 1981 to 1989, Mr. Fels had been Senior Vice President of the Company. Mr. Fels was the Treasurer of the Company from 1976 to 1995 and Commerce from 1975 to 1995. Mr. Fels has also been Chief Financial Officer of the Company since 1976 and Commerce since 1975. Mr. Fels is a Director of American Nuclear Insurers and serves on the Advisory Board of Conning Capital Funds.

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

	Regan P. Remillard was appointed Chief Executive Officer of American Commerce Insurance Company in 1999. Mr. Remillard has been President of Commerce West Insurance Company since 1996. Mr. Remillard has been a Senior Vice President of the Company since 1995. From 1995 to February 2000 Mr. Remillard had been General Counsel of the Company. From 1994 to 1995, Mr. Remillard was a practicing attorney at Hutchins, Wheeler & Dittmar, a Massachusetts law firm specializing in corporate law and litigation. From 1989 to 1993, Mr. Remillard was Government Affairs Monitor of the Company. Mr. Remillard is a member of the Massachusetts Bar.

	David H. Cochrane has been the Senior Vice President--Underwriting of Commerce and Citation since 1988. For approximately four years prior to that, Mr. Cochrane was the Vice President of Financial Services of C.A.R. Mr. Cochrane has also served on the C.A.R. Market Review
Committee since 1988.

	Peter J. Dignan was appointed the Senior Vice President--Marketing of Commerce and Citation in 1997. From 1989 to 1997, Mr. Dignan was
Vice President--Financial Operations of Commerce and Citation.  From
1987 to 1989 Mr. Dignan was Assistant Vice President--Financial
Operations of Commerce and Citation. Mr. Dignan also serves on the C.A.R. Defaulted Brokers Committee.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

	The Company's common stock trades on the NYSE under the symbol "CGI". The high, low and close prices for shares as quoted in the Wall Street Journal, of the Company's common stock for 1999 and 1998 were as follows:

                                            1999         	                1998
                                 High     Low      Close         High    Low      Close
     First Quarter..........    $35-1/16 $23-7/16 $24-9/16       $37-3/8 $31-3/4  $35-1/4
     Second Quarter.........     25-1/8   21-9/16  24-3/8         39-5/8  34-3/8   38-3/4
     Third Quarter..........     26-7/8   21-1/2   23             39      24-7/8   27-5/8
     Fourth Quarter.........     28-1/8   20-3/4   26-1/8         36-1/2  22-11/16 35-7/16

	As of March 1, 2000, there were 1,188 stockholders of record of the Company's Common Stock, not including stock held in "Street Name" or held in accounts for participants of the Company's Employee Stock
Ownership Plan ("E.S.O.P.").

	The Board of Directors of the Company voted to declare four quarterly dividends to stockholders of record totaling $1.11 per share and $1.07 per share in 1999 and 1998, respectively. On May 21, 1999, the Board voted to increase the quarterly stockholder dividend from $0.27 to $0.28 per share to stockholders of record as of June 4, 1999. Prior to that declaration, the Company had paid quarterly dividends of $0.27 per share dating back to May 15, 1998 when the Board voted to increase the dividend from $0.26 to $0.27 per share.

	The Company purchased 1,683,100 shares of Treasury Stock under the stock buyback program during 1999 increasing the total shares of Treasury Stock to 3,640,488 at December 31, 1999. The Company began a stock buyback program during the second quarter of 1995. The program which was approved by the Board of Directors on May 19, 1995, authorized the Company to purchase up to 3,000,000 shares of the Company's common stock. Through March 31, 1999, the Company completed its share purchases under that program. In May 1999, the Board of Directors approved an additional stock buy back program of up to 2 million shares. At December 31, 1999, the Company has authority to purchase approximately 1.5 million additional shares.

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

ITEM 6. SELECTED FINANCIAL DATA

	The five-year financial information under the caption "Selected Consolidated Financial Data" on page 65 of the Company's 1999 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	The information on pages 5 through 29 of the Company's 1999 Annual Report is incorporated herein by reference.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

	The information on page 28 of the Company's 1999 Annual Report is incorporated herein by reference.
38
<page




ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The Company's Consolidated Financial Statements for the years ended December 31, 1999, 1998 and 1997 and the report of its independent auditors on pages 32 through 64 of the Company's 1999 Annual Report are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

	None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The information called for by this Item and not provided in Item 4A will be contained in the Company's Proxy Statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1999 and such information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

	The information called for by this Item will be contained in the Company's Proxy Statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1999 and such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The information called for by this Item will be contained in the Company's Proxy Statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1999 and such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The information called for by this Item will be contained in the Company's Proxy Statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1999 and such information is incorporated herein by reference.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    A. (1)  The following financial statements have been incorporated herein by reference from the pages indicated below of the Company's 1999 Annual Report:

                                                                                    Page
              Report of Independent Auditors...................................      32
              Consolidated Balance Sheets as of December 31, 1999 and 1998.....      33
              Consolidated Statements of Earnings for the years ended
               December 31, 1999, 1998 and 1997................................      34
              Consolidated Statements of Stockholders' Equity for the years
               ended December 31, 1999, 1998 and 1997..........................      35
              Consolidated Statements of Cash Flows for the years ended
               December 31, 1999, 1998 and 1997................................      36
              Consolidated Statements of Cash Flows - Reconciliation of Net
               Earnings to Net Cash provided by Operating Activities for the
                years ended December 31, 1999, 1998 and 1997...................      37
              Notes to Consolidated Financial Statements.......................      38

         (2)  The financial statement schedules are listed in the Index to Consolidated
               Financial Statement Schedules.

         (3)  The exhibits are listed in the Index to Exhibits.

      B.      No reports on Form 8-K were filed during the quarter ended December 31,
1999

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 18, 2000
                                         THE COMMERCE GROUP, INC.


                                         By
                                         ARTHUR J. REMILLARD, JR.
                                         (Arthur J. Remillard, Jr.)
                                         (President, Chief Executive Officer,
                                         Chairman of the Board and Director)



	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signature                                      Title



      ARTHUR J. REMILLARD, JR.                  President, Chief Executive
     (Arthur J. Remillard, Jr.)                 Officer, Chairman of the Board
                                                and Director



      GERALD FELS                               Executive Vice President,
      (Gerald Fels)                             Chief Financial Officer and
                                                Director



      ARTHUR J. REMILLARD, III                  Senior Vice President--
      (Arthur J. Remillard, III)                Policyholder Benefits,
                                                Assistant Clerk and Director



      REGAN P. REMILLARD                        Senior Vice President of the
      (Regan P. Remillard)                      Company, President of Commerce
                                                West, Chief Executive Officer
                                                of American Commerce Insurance
                                                Company and Director



      JOHN W. SPILLANE                          Clerk and Director
      (John W. Spillane)

            Signature                                      Title



      RANDALL V. BECKER                         Treasurer and Chief Accounting
      (Randall V. Becker)                       Officer




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

            Signature                                      Title



      NORMAND R. MAROIS                         Director
      (Normand R. Marois)



      SURYAKANT M. PATEL                        Director
      (Suryakant M. Patel)



                                                Director
      (Antranig A. Sahagian)



      GURBACHAN SINGH                           Director
      (Gurbachan Singh)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULES*
                                                                                    Page


  Ernst & Young LLP Consent of Independent Auditors............................      45


Schedules

   II       Condensed Financial Information of the Registrant as of and for the
             years ended December 31, 1999, 1998 and 1997......................      46

   III      Supplementary Insurance Information for the years ended
             December 31, 1999, 1998 and 1997 .................................      51

   IV       Reinsurance for the years ended December 31, 1999, 1998 and 1997...      52

    V       Valuation and Qualifying Accounts for the years ended
             December 31, 1999, 1998 and 1997..................................      53

    X       Supplemental Information Concerning Property-Casualty Insurance
            Operations for the years ended December 31, 1999, 1998 and 1997....      54




* Financial statement schedules other than those listed are omitted because they are not required, not applicable or the required information has been included elsewhere.


CONSENT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of The Commerce Group, Inc.

We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Commerce Group, Inc. of our report dated
February 18, 2000, included in the 1999 Annual Report to
Stockholders of The Commerce Group, Inc.

Our audits also included the financial statement schedules of The Commerce Group, Inc. listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-62367) pertaining to The Commerce Group, Inc. 401(k) Plan of our report dated February 18, 2000, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of The Commerce Group, Inc.


/s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 27, 2000

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

BALANCE SHEETS
December 31,
(Thousands of Dollars)

                                                             1999        1998        1997
ASSETS
Investments:
  Investment in Commerce Holdings, Inc..................   $616,354    $651,447   $610,854
  Investment in Bay Finance Company, Inc................     27,312      25,558     23,750
  Investment in the Clark-Prout Insurance Agency, Inc...        488         313        566
      Total investments.................................    644,154     677,318    635,170

Cash and cash equivalents...............................          7           2          2
Property and equipment, net of accumulated depreciation.      1,374       1,219      1,368
Receivable from affiliates..............................        -        37,077     30,395
Current income taxes....................................      2,007         -        7,682
Deferred income taxes...................................         37       1,706        -
Other assets............................................      3,536       3,626      4,628
      Total assets......................................   $651,115    $720,948   $679,245

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses.................   $    986    $  9,609   $ 23,428
  Payable to affiliates.................................      3,437         -          -
  Deferred income taxes.................................        -           -        4,691
  Current income taxes..................................        -         5,519        -
  Other liabilities.....................................         58          35      1,330
      Total liabilities.................................      4,481      15,163     29,449

Stockholders' equity:
  Capital stock:
    Common stock........................................     19,000      19,000     19,000
  Paid-in capital.......................................     29,621      29,621     29,621
  Net accumulated other comprehensive income (loss),
    net of income taxes (benefits) of ($28,467) in 1999,
    $13,621 in 1998 and $14,663 in 1997.................    (52,867)     25,295     27,232
  Retained earnings.....................................    734,488     670,556    612,630
                                                            730,242     744,472    688,483
  Treasury stock, 3,640,448, 1,957,348 and 1,957,348
  shares in 1999, 1998 and 1997, at cost................    (83,608)    (38,687)   (38,687)


      Total stockholders' equity........................    646,634     705,785    649,796

      Total liabilities and stockholders' equity........   $651,115    $720,948   $679,245

The accompanying notes are an integral part of these condensed financial statements.

46
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II
(continued)

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

STATEMENTS OF EARNINGS
Years ended December 31,
(Thousands of Dollars)

                                                            1999        1998       1997
Revenues
  Dividends received from subsidiaries.................   $ 56,070    $ 51,745   $ 47,105
  Rent income..........................................        513         461        397
     Total revenues....................................     56,583      52,206     47,502

Expenses
  Depreciation.........................................        228         298        242
  Administrative expenses..............................       (897)        492     11,933
     Total expenses....................................       (669)        790     12,175

Earnings before income tax benefits and equity in
 net earnings of subsidiaries over amounts distributed.     57,252      51,416     35,327
Income tax benefits....................................       (338)       (991)    (5,063)

Earnings before equity in net earnings of subsidiaries
 over amounts distributed..............................     57,590      52,407     40,390

Equity in net earnings of subsidiaries over amounts
 distributed...........................................     44,998      44,085     55,825
     Net earnings......................................   $102,588    $ 96,492   $ 96,215




















The accompanying notes are an integral part of these condensed financial statements.

47
<page



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II
(continued)

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

STATEMENTS OF CASH FLOWS
Years ended December 31,
(Thousands of Dollars)

                                                              1999        1998        1997
Cash flows from operating activities:
  Net earnings............................................ $ 102,588    $ 96,492    $ 96,215
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Dividends received from consolidated subsidiaries.....    56,070      51,745      47,105
    Equity in earnings of consolidated subsidiaries.......  (101,068)    (95,830)   (102,930)
    Depreciation and amortization.........................       228         298         242
    Other liabilities and accrued expenses................    (8,600)    (14,112)     25,226
    Balances with affiliates..............................    40,514      (6,682)    (26,628)
    Income taxes (benefits)...............................    (5,857)      6,804      (1,354)
    Other--net............................................      (150)       (102)        (49)
      Net cash provided by operating activities...........    83,725      38,613      37,827

Cash flows from investing activities:
  Purchase of property and equipment for company use......      (487)       (196)       (344)
  Proceeds from sale of property and equipment............       344         149         128
      Net cash used in investing activities...............      (143)        (47)       (216)

Cash flows from financing activities:
  Dividends paid to stockholders..........................   (38,656)    (38,566)    (37,124)
  Purchase of treasury stock..............................   (44,921)        -          (487)
      Net cash used in financing activities...............   (83,577)    (38,566)    (37,611)

Increase in cash and cash equivalents.....................         5         -           -
Cash and cash equivalents at beginning of year............         2           2           2
Cash and cash equivalents at end of year.................. $       7    $      2    $      2














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

NOTE A--Dividends

	The amounts of cash dividends paid to The Commerce Group, Inc. (Parent only) were as follows:

                                                          1999        1998        1997
      Consolidated insurance subsidiaries..............  $56,070     $51,745     $47,105

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

SCHEDULE II
(continued)

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Thousands of Dollars)

NOTE C--Consolidated Financial Statements

	In preparing the consolidated financial statements of the Company and its subsidiaries, the following amounts have been eliminated:

                                               At December 31,
Balance Sheet                          1999          1998         1997
Investment in subsidiaries.........  $644,154      $677,318     $635,170
Receivable from affiliates.........       -          37,077       30,395
Payable to affiliates..............     3,437           -            -

                                            Years Ended December 31,
Statement of Earnings                  1999          1998         1997
Dividends from subsidiaries........  $ 56,070      $ 51,745     $ 47,105
Rent income........................       513           461          397

NOTE D--Reclassification of Prior Year Balances

	Certain prior year balances have been reclassified to conform to the 1999 presentation.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION
Years Ended December 31, 1999, 1998 and 1997
(Thousands of Dollars)


                                      Future
                                      Policy             Other                       Benefits,
                                      Benefits,          Policy                      Claims,    Amortization
                         Deferred     Claims             Claims                      Losses     of Deferred
                          Policy        and               and               Net       and         Policy     Other     Net
                        Acquisition    Loss   Unearned  Benefits Premium Investment Settlement  Acquisition Operating Premiums
           Segment        Costs      Expenses Premiums  Payable  Revenue  Income(1)  Expenses      Costs    Expenses  Written
1999
Massachusetts property
 and casualty insurance. $ 90,360    $611,339   $423,173          $767,686  $ 70,774   $547,004   $199,296               $806,491
Other states property
 and casualty insurance.    8,140      63,849     33,922   None    104,144    11,611     78,086     34,364      None      105,502
Real estate and
 commercial lending.....      -           -          -                 -       4,355        -          -                      -
Corporate and other.....      -            -          -                 -       3,047        -          -                      -
      Total............. $ 98,500    $675,188   $457,095          $871,830  $ 89,787   $625,090   $233,660               $911,993

1998
Massachusetts property
 and casualty insurance. $ 87,170    $589,923   $385,067          $720,939  $ 74,820   $516,884   $187,372               $721,663
Other states property
 and casualty insurance.    1,589       7,073       6,357   None      24,681     3,149     14,545      9,062      None       23,385
Real estate and
 commercial lending.....      -            -          -                  -       5,049        -          -                      -
Corporate and other.....      -            -          -                  -       3,483        -          -                      -
      Total............. $ 88,759     $596,996   $391,424           $745,620  $ 86,501   $531,429   $196,434               $745,048

1997
Massachusetts property
 and casualty insurance. $ 83,351     $640,486   $371,946           $702,338  $ 70,029   $508,349   $179,171               $714,035
Other states property
 and casualty insurance.    1,913        8,987      7,653   None      28,159     3,112     17,778      8,320      None       27,466
Real estate and
 commercial lending.....      -            -          -                  -       4,448         -          -                     -
Corporate and other.....      -            -          -                  -       3,383        -          -                      -
      Total............. $ 85,264     $649,473   $379,599           $730,497  $ 80,972   $526,127   $187,491               $741,501


(1)  The allocation of net investment income is based upon the specific identification of activity within the various segments.



THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV

REINSURANCE
Years Ended December 31, 1999, 1998 and 1997
(Thousands of Dollars)

                                                                   Assumed                Percentage
                                                     Ceded to       From                  of Amount
                                        Gross         Other         Other        Net        Assumed
       Insurance Premiums Earned        Amount       Companies    Companies     Amount     to Net

1999
  Property and casualty insurance.. $911,588    $124,459    $ 84,701    $871,830       9.7%

1998
  Property and casualty insurance.. $781,464    $111,901    $ 76,057    $745,620      10.2%

1997
  Property and casualty insurance.. $753,184    $105,824    $ 83,137    $730,497      11.4%

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1999, 1998 and 1997
(Thousands of Dollars)

                                                         Net
                                                       addition
                                                      (reduction)
                                           Balance     charged to                Balance
                                          beginning    costs and                 at end
                                           of year      expenses   Deductions(1)  of year
1999
  Allowance for losses on mortgage loans
   and collateral notes receivable........  $2,301      $ (174)     $   -        $2,127

  Allowance for doubtful premium
   receivables............................  $1,450      $1,249      $(1,247)     $1,452

1998
  Allowance for losses on mortgage loans
   and collateral notes receivable........  $2,812      $ (511)     $   -        $2,301

  Allowance for doubtful premium
   receivables............................  $1,451      $1,297      $(1,298)     $1,450

1997
  Allowance for losses on mortgage loans
   and collateral notes receivable........  $2,760      $   52      $   -        $2,812

  Allowance for doubtful premium
   receivables............................  $1,500      $1,645      $(1,694)     $1,451




(1) Deductions represent net write-offs of amounts determined to be uncollectible.














53
<PAGE




THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE X

SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
Years Ended December 31, 1999, 1998 and 1997
(Thousands of Dollars)



                                           Claims and Claim      Paid         American
                                         Adjustment Expenses    Claims        Commerce
            Affiliation                  Incurred Related to   and Claim     losses and
               with                      Current    Prior      Adjustment    LAE reserves
            Registrant                    Year      Years       Expenses      at 1/29/99

1999
  Consolidated property-casualty
   entities............................. $664,978   $(39,888)  $627,203      $63,112

1998
  Consolidated property-casualty
   entities............................. $592,796   $(61,367)  $562,677      $   -

1997
  Consolidated property-casualty
   entities............................. $609,930   $(83,803)  $530,030      $   -






















54
<PAGE



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

  4         Stock Certificate(B)

 10.6*      Form of Stock-Appreciation Right Agreement(B)

 10.7*      Stock-Appreciation Right and Book Value Award Agreement as amended. (C)

 10.8*      1994 Management Incentive Plan as amended (D)

 10.18*     Form of Non-Qualified Stock Option Agreement

 10.19*     Form of Incentive Stock Option Agreement

 10.20*     Form of Non-Qualified Stock Option Agreement

 10.21*     Form of Stock Option Agreement

 10.22      Conning Capital Partners VI, L.P., Limited Partnership Agreement

 13.1       Annual Report for the year ended December 31, 1999 to Security Holders.

 22.1       Subsidiaries of the Registrant filed herewith.



(A) Exhibits other than those listed are omitted because they are not required or are not
    applicable.  Copies of exhibits are available without charge by writing to the
Assistant
    to the President at 211 Main Street, Webster, MA 01570.

(B) Incorporated herein by reference to the exhibit with the same exhibit number, filed as
    an exhibit to the Registrant's Registration Statement on Form S-18 (No. 33-12533-
B).

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









55
<page








1999
annual
report
















The
CGI

The Commerce Group, Inc.
211 Main Street, Webster, Massachusetts 01570

<page




INDEX TO 1999 ANNUAL REPORT

                                                                   Page
Financial Highlights............................................     1

Letter to Stockholders..........................................     2

Management's Discussion and Analysis of Financial Condition
 and Results of Operations......................................     5

Common Stock Price and Dividend Information.....................    30

Report of Management............................................    31

Report of Independent Auditors..................................    32

Consolidated Balance Sheets at December 31, 1999 and 1998.......    33

Consolidated Statements of Earnings for the Years Ended
 December 31, 1999, 1998 and 1997...............................    34

Consolidated Statements of Stockholders' Equity for the Years
 Ended December 31, 1999, 1998 and 1997.........................    35

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1999, 1998 and 1997...............................    36

Consolidated Statements of Cash Flows - Reconciliation of Net
 Earnings to Net Cash Provided by Operating Activities for the
 Years Ended December 31, 1999, 1998 and 1997...................    37

Notes to Consolidated Financial Statements......................    38

Selected Consolidated Financial Data............................    65

Management's Discussion of the Supplemental Information on
 Insurance Operations...........................................    66

Directors.......................................................    71

Officers........................................................    75

Stockholder Information.........................................    77








<page




FINANCIAL HIGHLIGHTS
(Dollars in Thousands, Except Per Share and Share Amounts)

                                                      1999          1998            1997


Net premiums written............................  $   911,993    $  745,048      $  741,501

Earned premiums.................................  $   871,830    $  745,620      $  730,497
Net investment income...........................       89,787        86,501          80,972
Premium finance and service fees................       14,774        13,440           7,074
Amortization of excess of book value of
  subsidiary interest over cost.................        3,019           -               -
Net realized investment gains...................        8,130         6,769          22,770
	Total revenues............................  $   987,540    $  852,330      $  841,313

Earnings before income taxes and minority
  interest......................................  $   128,790    $  124,467      $  127,695
Income taxes....................................       27,154        27,975          31,480

Net earnings before minority interest...........      101,636        96,492          96,215
Minority interest...............................          952           -               -
	Net earnings..............................  $   102,588    $   96,492      $   96,215

Comprehensive income............................  $    24,426    $   94,555      $  100,368

Basic and diluted net earnings per common share.  $      2.94    $     2.68      $     2.67

Net earnings excluding the after-tax impact of
 net realized investment gains (1)..............  $    97,304    $   92,092      $   81,415

Basic and diluted net earnings per common
 share excluding the after-tax impact of net
 realized investment gains (1)..................  $      2.79    $     2.56      $     2.26

Cash dividends paid per share...................  $      1.11    $     1.07      $     1.03

Weighted average number of common shares
  outstanding...................................   34,940,074    36,042,652      36,044,679

Total investments at market value...............  $ 1,268,979    $1,257,900      $1,242,695
Total assets....................................    1,871,472     1,755,983       1,754,753
Total liabilities...............................    1,223,650     1,050,198       1,104,957
Minority interest...............................        1,188           -               -
Total stockholders' equity......................      646,634       705,785         649,796
Total stockholders' equity per share............        18.82         19.58           18.03

Certain statutory financial ratios (unaudited):
  Loss and LAE ratio............................         72.0%         71.6%           71.4%
  Underwriting expense ratio....................         26.5          26.5            25.1
	Combined ratio............................         98.5%         98.1%           96.5%

  Net premiums written to policyholders'
    surplus.....................................        175.7%        132.2%          143.3%

(1) The above figures are presented to provide information to the reader due to the amount of, and fluctuations in, net realized gains and losses. The amounts noted, commonly known as Operating Income, are important measures of corporate performance.

1
<page



THE COMMERCE GROUP, INC.



                                                       March 24, 2000


To Our Stockholders:


	In 1999, your Company experienced satisfactory financial results for the 24th consecutive year. From the very first day the funding of The Commerce Insurance Company was accomplished (April 3, 1972) through December 31, 1999, we have achieved underwriting profit of $252.2 million on total premiums written of $7.7 billion. This underwriting profit represents 3.3% of total premiums written.


	In November 1999, the 2000 personal automobile insurance rates were announced by the Massachusetts Insurance Commissioner. Despite the industry's request for a 7.8% increase, 2000 rates increased only 0.7% which was identical to the 1999 rate increase announced in January 1999. The slight increases announced for 1999 and 2000 follow four consecutive years of state mandated rate decreases from 1995 through 1998. Although most companies, including ours, continued to modify safe driver deviations and affinity group discount programs in response to the 2000 rates, the Massachusetts marketplace remains highly competitive. Through these ongoing competitive conditions, your Company's share of the Massachusetts personal automobile market has remained relatively stable, and at year-end, our market share was 21.3%.


	With the current industry trends and market forces changing the insurance industry, insurers are seeking competitive advantages to maintain peak operating performance. As we enter the new millennium, it is important for your Company to focus on strategies that enable it to utilize core competencies to their fullest. As mentioned last year, your Company continued to build on one of these core competencies, the AAA group marketing strategy, as we made a significant acquisition which will strengthen our goal to grow and expand our business beyond Massachusetts. Your Company, including Commerce West Insurance Company and American Commerce Insurance Company, the newest member of our corporate family whose eleven month results are included in this report, is well positioned to pursue our goals of growing and expanding geographically beyond the borders of Massachusetts.


	Through it all, your Company has continued to grow and prosper. The Commerce Insurance Company continues to be the largest writer of Massachusetts private passenger automobile insurance, as well as the second largest writer of Massachusetts homeowners insurance. Additionally, I am very pleased to report that A.M. Best Co. recently upgraded your Company's group rating to A+ (Superior). Written premiums, earned premiums, investment income, total assets, total stockholders' equity per share including cumulative cash dividends paid per share, as illustrated in the bar graph on the facing page, are all at new highs. For those of you who are interested in the details, I draw your attention to the pages in this report labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Behind these numbers are an extremely dedicated group of people: Our Policyholders (represented by over 900,000 policies in force); Agents(891); Employees (1,668); Officers (43); Directors (19); and of course, our Stockholders (over 4,000, not including our Employee Stock Ownership Plan participants who now number 1,691).







2
<page





	Property-liability insurance remains a good business to be in--and The Commerce Group, Inc. will continue its efforts to be one of the most profitable long-term players. Your Company's management continues to believe that owners' interests are its primary constituency.


	Our sincere thanks to those who have helped in this building process-- especially our Agents, Employees, Officers and Board of Directors. This diverse force of committed, ethical and hard working people will continue to build on our past successes and look to the future with excitement and opportunity. Their individual creativity, energy and professionalism will continue to serve our stockholders well.


	Your comments or questions regarding this report, or The Commerce Group, Inc. affairs in general, are solicited as always, at any time.


































                                          Arthur J. Remillard, Jr.
                                          President, Chief Executive Officer
                                          and Chairman of the Board





Caring in everything we do.


3
<page




The bar graph on page 3 illustrates the Company's annual total stockholders' equity per share value and annual total stockholders' equity per share value including cumulative cash dividends paid per share through each December 31, year-end, over the most recent fifteen year period. The X axis lists the years beginning with 1985 through 1999. The Y axis lists the dollar values starting at $0.00 and increasing in one dollar increments to $24.00. The graph depicts a total stockholders' equity per share value in 1985 of $0.81, 1986 of $0.95, 1987 of $1.40, 1988 of $1.95, 1989 of $2.53, 1990 of $3.36, 1991
of $4.80, 1992 of $7.42, 1993 of $10.09, 1994 of $10.88, 1995 of $14.96,
1996 of $16.28, 1997 of $18.03, 1998 of $19.58 and 1999 of $18.82.  The
graph also depicts the total stockholders' equity per share value adjusted for cumulative dividends paid per share in 1985 of $0.81, 1986 of $0.95, 1987 of $1.40, 1988 of $1.95, 1989 of $2.53, 1990 of $3.36,
1991 of $4.80, 1992 of $7.42, 1993 of $10.09, 1994 of $11.03, 1995 of
$15.34, 1996 of $17.47, 1997 of $20.25, 1998 of $22.87 and 1999 of
$23.22.








































4
<page


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Thousands of Dollars Except Per Share Data)


General

	The property and casualty insurance industry continues to remain highly competitive and inherently volatile in nature. Property and casualty insurance company results have traditionally been impacted by the typical forces unique to the market such as competition, frequency and severity of losses, the overall economy and the general regulatory environment in those states in which the insurer operates. As the industry crosses over into a new millennium, additional forces are impacting the industry in the form of deregulation, on-line commerce, price competition, empowered customers and technological advancement.
As a whole, the industry continued to experience slightly deteriorating underwriting results during 1999, and, according to A.M. Best Co., "Personal auto margins will further erode as market leaders further reduce prices and begin to use the Internet as a low-cost delivery system.". Although price competition is quite heavy in many areas of the country, it has improved in 1999, and to date in 2000, among independent agency companies in Massachusetts. Beyond Massachusetts, industry underwriting results are expected to continue to deteriorate in the near future which further emphasizes the competitive advantages gained by affinity marketing and operating efficiently. With these issues on the forefront, The Commerce Group, Inc. ("Company") continues to position itself to respond to the prevailing forces and conditions in the market. The Company has utilized it's strong agency relationships, a low-cost structure, affinity group alliances and a recent joint-venture acquisition all aimed at keeping the Company responsive in today's competitive environment.

	The Company, incorporated in 1976, is a holding company for several property and casualty insurers which, through these insurance subsidiaries, offers predominantly private passenger motor vehicle insurance along with a broad range of other property and casualty insurance products. These products are marketed to affinity groups, individuals, families and businesses through the Company's strong relationships with professional independent insurance agencies. The Company writes insurance primarily in the State of Massachusetts through The Commerce Insurance Company ("Commerce") and Citation Insurance Company ("Citation"), both wholly-owned subsidiaries of Commerce Holdings, Inc. ("CHI").

	Additionally, the Company writes insurance in the State of California through Commerce West Insurance Company ("Commerce West"), a wholly-owned subsidiary of Commerce, located in Pleasanton, California. The Company also writes insurance through American Commerce Insurance Company ("American Commerce"), which it acquired in January 1999. Located in Columbus, Ohio, American Commerce, is a wholly-owned subsidiary of ACIC Holding Co., Inc., with policies in 26 states and licenses in several others.

	In November of 1998, Commerce formed ACIC Holding Co., Inc., in a joint venture with AAA Southern New England ("AAA SNE") and invested $90,800 to fund the January 29, 1999 acquisition of the Automobile Club Insurance Company whose name was changed to American Commerce upon completion of the acquisition. Commerce invested $90,000 in the form of preferred stock and an additional $800 representing an 80% common stock ownership. AAA SNE invested $200 representing a 20% common stock ownership. The terms of the preferred stock call for Commerce to receive quarterly cash dividends at the rate of 10% per annum from ACIC Holding, Co., Inc. In the event cash dividends cannot be paid, additional preferred stock will be issued. Commencing with the January 29, 1999 acquisition date, ACIC Holding Co., Inc. and American
Commerce's results were consolidated into the Company's financial statements found herein. Since 1995, Commerce has maintained an affinity group marketing relationship with AAA Insurance Agency, Inc., a subsidiary of AAA SNE. AAA Insurance Agency, Inc. has been a licensed insurance agent of Commerce since 1985.







5
<page


	The Company's business strategy remains focused on activities primarily related to personal automobile insurance. The Company has been the largest writer of personal property and casualty insurance in the State of Massachusetts in terms of market share of direct premiums written since 1990. The Company's share of the Massachusetts personal automobile market remained fairly stable in 1999, as exhibited in the table below, exceeding our nearest competitor which maintains an 11.4% market share.

       Growth of Massachusetts Personal Automobile Insured Vehicles versus Commerce Massachusetts Market Share

                                                                Commerce
      Year            Industry          Commerce              Market Share
      1999              2.0%               0.9%                   21.3%
      1998              2.7%               1.9%                   21.6%
      1997              2.1%               8.3%                   21.8%
      1996              3.3%              29.8%                   20.8%
      1995              1.7%               2.6%                   16.4%

	As mentioned, the Company predominantly writes private passenger automobile insurance. The following tables indicate that direct premiums written for private passenger automobile, commercial automobile and homeowners represented 86.9%, 3.9% and 7.8%, respectively, of the Company's total direct premiums written in 1999, as compared to 86.2%, 4.6% and 7.5%, respectively, in 1998. Total direct premiums written increased $151,291 or 19.0% in 1999 over 1998. The 1999 increase was primarily attributable to two factors: (1) a $67,409, or 10.2% increase in Massachusetts private passenger automobile direct premiums written which was the result of a 9.1% increase in average premiums per exposure, and; (2) an $83,301 or 358.2% increase in direct premiums written for all other states, which was directly attributable to business written by American Commerce for the eleven months since the acquisition.

Direct Premiums Written, Year Ended December 31, 1999

                         Massachusetts  All Other States     Total      % of Total
Personal Automobile......   $731,329       $ 92,297        $823,626       86.9%
Commercial Automobile....     36,616            -            36,616        3.9
Homeowners...............     59,981         14,378          74,359        7.8
Other Lines..............     13,027            521          13,548        1.4
         Total...........   $840,953       $107,196        $948,149      100.0%

Direct Premiums Written, Year Ended December 31, 1998

                         Massachusetts  All Other States     Total      % of Total
Personal Automobile......   $663,920       $ 23,312        $687,232       86.2%
Commercial Automobile....     36,299            -            36,299        4.6
Homeowners...............     59,761            -            59,761        7.5
Other Lines..............     13,483             83          13,566        1.7
         Total...........   $773,463       $ 23,395        $796,858      100.0%

Massachusetts Automobile Business

	In Massachusetts, private passenger automobile insurance is subject to extensive regulation. Owners of registered automobiles are generally required to maintain certain minimum automobile insurance coverages. With very limited exceptions, automobile insurers are required by law to issue a policy to any applicant seeking to obtain such coverages. Companies in Massachusetts are also assigned agents, known as Exclusive Representative Producers ("ERPs") based on market share, that have been unable to obtain a voluntary contract with an insurance carrier. Marketing and underwriting strategies for companies operating in Massachusetts are limited by maximum premium rates and minimum agency commission levels for personal automobile insurance which are mandated by the Massachusetts Commissioner of Insurance ("Commissioner"). In Massachusetts, accident rates, bodily injury claims, and medical care costs continue to be among the highest in the nation.
6
<page



	During the three-year period from 1997 to 1999, average mandated Massachusetts personal automobile insurance premium rates decreased an average of 3.2% per year. The Commissioner again approved an average 0.7% increase in personal automobile premiums for 2000, the same average rate increase as in 1999, following four consecutive years of average rate decreases as depicted in the following table. Coinciding with the 2000 rate increase, the Commissioner also approved a decrease in the commission rate agents receive for selling private passenger automobile insurance from 12.4% in 1999 to 11.8% in 2000.

           Average Annual Premium Rate Percentage Change for Massachusetts
                   Private Passenger Automobile Business


                          Year       Industry       Commerce
                          2000          0.7%           5.0% (Estimated)
                          1999          0.7%           9.1%
                          1998         (4.0%)          2.6%
                          1997         (6.2%)         (1.8%)
                          1996         (4.5%)         (9.2%)
                          1995         (6.1%)         (3.6%)

	Although average mandated personal automobile premium rates increased only 0.7% in 1999, the Company's average rate increased 9.1% per exposure. The 9.1% increase for 1999 was primarily the result of decreases in the Safe Driver Insurance Plan ("SDIP") deviations for Step 9 and Step 10 drivers, the two best driver SDIP classifications in Massachusetts. The increase was also due to the facts that the rate decision did not anticipate purchases of new automobiles in the year to which the rate decision applied and, secondly, the Company's mix of personal automobile business differs from that of the industry.

	The 1997, 1998 and 1999 average rate decisions were partially driven by corrections for an industry error that had impacted prior year rate decisions. The industry error resulted from a miscalculation of industry expense allowances that had the effect of overstating rates for 1991 through 1996. Mandated rates for 1997, 1998 and 1999 included an adjustment to recoup $176 million from the industry. The adjustment included in the rate decision to recoup the error was phased in at 40%, 40% and 20% in 1997, 1998 and 1999, respectively. The earned premium impact of this, coupled with the impact of a previous year imbalance in the SDIP, was approximately $15.3 million for 1997, $23.9 million for 1998 and $14.0 million for 1999. The earnings per share after-tax impact resulting from lower earned premiums has been estimated at $0.28 for 1997, $0.43 for 1998 and $0.26 for 1999.

	Also factored into the 1999 rate decision were two sanctions levied by the Commissioner against the Massachusetts personal automobile insurance industry. One fine, amounting to $6 million, was imposed as a result of the industry's failure to show that it adhered to adequate cost containment efforts as identified by the Commissioner. A second fine of $3 million was the result of what the Commissioner termed "incomplete compliance" on the part of the Automobile Insurers Bureau of Massachusetts ("AIB") with a discovery order concerning disclosure of certain information as identified by the Commissioner.

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


7
<PAGE




	Significant changes in the utilization of the C.A.R. private passenger pooling mechanism are not expected for 2000. Various C.A.R. participation formula changes have been fully implemented since 1993 with only minor changes since then. The Company's strategy has been to voluntarily retain more of the types of private passenger automobile business that are factored as credits favorably impacting the utilization formula. As a result of increased voluntary retention, the credits impacting the utilization formula have favorably affected the Company's participation ratio. As indicated in the accompanying table, this ratio is several percentage points below the Company's estimated 21.3% share of the Massachusetts personal automobile market. The Company continues to expect the marketplace to make minor annual adjustments to find the optimum balance between voluntary and ceded writings.

Company Estimated C.A.R. Private Passenger Participation Ratio
                           versus Market Share

                                  Company Estimated     Company Estimated
               Year              Participation Ratio       Market Share
               1999                    16.5%                   21.3%
               1998                    16.7%                   21.6%
               1997                    18.0%                   21.8%
               1996                    19.0%                   20.8%
               1995                    16.2%                   16.4%

	The percentage of commercial automobile premiums ceded to C.A.R. by the industry has decreased to a Company estimate of 19% in 1999. The percentage of commercial automobile business ceded to C.A.R. by the Company, is approximately 19%. C.A.R. depopulation, coupled with C.A.R. rate increases for ceded commercial business, have led to a reduction in the size of the annual commercial automobile deficits. The Company intends to continue to respond to the incentives and disincentives provided by C.A.R. rules as deemed necessary and appropriate.

	The Company provides a separate rating tier for preferred commercial automobile business through Citation. Approximately 23% of the commercial automobile premiums produced by its voluntary agents in 1999 were written by Citation. The Company expects that this secondary rating tier will continue to assist the Company in retaining its better commercial automobile accounts, while also further increasing the percentage of commercial automobile business that can be retained voluntarily by the Company in 1999 and beyond.

	The Company has actively pursued affinity group marketing programs since 1995. The primary purpose of affinity group marketing programs is to provide participating groups with a convenient means of purchasing private passenger automobile insurance through associations and employer groups. Emphasis is placed on writing larger affinity groups, although accounts with as few as 25 participants are considered. Affinity groups are eligible for rate discounts which must be filed annually with the Division of Insurance. In general, the Company looks for affinity groups with mature/stable membership, favorable driving records and below average turnover ratios. Participants who leave the sponsoring group during the term of the policy are allowed to maintain the policy until expiration. At expiration, a regular Commerce policy may be issued at the insured's option.













8
<PAGE




	Since the latter part of 1995, Commerce has been a leader in affinity group marketing through agreements with the four American Automobile Association Clubs of Massachusetts ("AAA clubs") offering discounts on private passenger automobile insurance to the clubs' members who reside in Massachusetts. A 6% discount was approved for policies effective January 1, 2000. The AAA clubs discount can be combined with safe driver deviations for up to an 11.6% reduction from the 2000 state mandated rates. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and has been the primary reason for a 44.5% increase in the number of personal automobile exposures written by Commerce since year-end 1995. As expected, this increase leveled off in 1999 and 1998 as evidenced by the 0.9% and 1.9% increase in personal automobile exposures, respectively, as compared to increases of 8.3% in 1997 and 29.8% in 1996. In 1999, total direct premiums written attributable to the AAA group business were $495,962 or 52.3% of the Company's total direct premiums written (67.8% of the Company's total Massachusetts personal automobile premium), an increase of 8.5% over 1998. Total exposures attributable to the AAA clubs group business were 547,009 or 67.1% of total Massachusetts personal automobile exposures in 1999, as compared to 547,100 or 67.6% in 1998. Of the total Massachusetts automobile exposures written by the Company, approximately 11% were written through insurance agencies owned by the AAA clubs. The remaining 89% were written through the Company's network of independent agents. For additional details, refer to the table found on page 11 entitled "AAA Affinity Group Discount and SDIP Deviations".

	Initially, the Massachusetts statute governing group marketing programs required that 35% of the eligible members must participate in a group marketing program within one year. Accordingly, Commerce, in coordination with the AAA clubs, aggressively pursued AAA members for the AAA Affinity Group Marketing Program. At December 31, 1996, Commerce had achieved the objective of writing more than 35% of the AAA members within the first year, as over 300,000 AAA members joined the program. Commerce has continued to maintain AAA member participation in excess of 35% through December 31, 1999, where it is currently estimated at 44.1% participation. The particular portion of the statute, dealing with achieving the 35% penetration level (participation) in one year, was amended by the Massachusetts Legislature in early 1997 to allow two years to reach the required penetration level. This requirement has subsequently been annually waived by the Massachusetts Legislature for 1998 and 1999. Waiving the penetration requirements allows insurance companies to continue offering group discounts without reaching the 35% level. The waiver of penetration requirements cannot be predicted for years beyond 1999.

	Commerce and the AAA clubs have agreed that Commerce shall be their exclusive underwriter of Massachusetts personal automobile group programs. This contract may be terminated by the AAA clubs upon written notice to Commerce, whose termination shall take effect at a minimum of three years from notice of termination.






















9
<PAGE




Other States Business

	Direct premiums written in states other than Massachusetts by Commerce West and the Company's newest acquisition, American Commerce, increased $83,801 or 358.2%. Commerce West writes 100% of its insurance business in the state of California. American Commerce, who writes business in 26 states, wrote approximately 71% of that business in seven states. In addition to California, the seven states with the highest percentages of premiums are shown below:

                                                     % of Direct Premiums
      Company                 State                     Written by State
      Commerce West           California..............      100.0%

      American Commerce       Arizona.................       21.5%
                              Oregon..................        9.9%
                              Ohio....................        9.8%
                              Rhode Island............        9.0%
                              Washington..............        8.7%
                              Oklahoma................        6.3%
                              Kentucky................        5.6%
                              Other states............       29.2%
                                   Total..............      100.0%

Insurance Ratios

	Underwriting profit margins are reflected by the extent to which the combined ratio is less than 100%. This ratio is considered the best simple index of current underwriting performance of an insurer. During the five-year period ended December 31, 1999, the property and casualty insurance industry's combined ratio, as reported by A.M. Best and weighted to reflect the Company's product mix ("weighted industry average"), has ranged from a low of 100.1% in 1997 to a high of 103.7% in 1999 on a statutory accounting principles basis. During this same period of time, the Company's combined ratio has consistently remained below the weighted industry average, ranging from as low as 91.0% in 1995 to a high of 98.5% in 1999. On an average basis, the Company's combined ratio was 96.4% for the five year period ended December 31, 1999 compared to a weighted industry average of 102.3%.

                                                      Year Ended December 31,
    Company Statutory Ratios                1999     1998     1997     1996     1995
       (unaudited)
      Loss and LAE Ratio.................     72.0%    71.6%    71.4%    70.9%    62.0%
      Underwriting Expense Ratio.........     26.5     26.5     25.1     27.1     29.0
      Combined Ratio.....................     98.5%    98.1%    96.5%    98.0%    91.0%

    Industry Combined Ratio
      (all writers)(1)...................    103.7%   102.2%   100.1%   102.9%   102.8%

(1) Source: Best's Review (January, 2000), as reported by A.M. Best for all property and casualty insurance companies and weighted to reflect the Company's product mix. The 1999 industry information is estimated by A.M. Best.

Investment Income and Realized Investment Gains

	The Company's total revenues were supplemented in fiscal 1999, 1998 and 1997 by net investment income of $89,787, $86,501 and $80,972, respectively. Additionally, the Company had realized investment gains of $8,130, $6,769 and $22,770 in 1999, 1998 and 1997, respectively.



10
<PAGE



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

	In November, 1999, the Gramm-Leach-Bliley Act (Financial Services Modernization Act - S.900) was signed into law: (1) repealing the Glass-Steagall Act of 1933, which had prohibited the merger of banks and securities firms; and, (2) substantially modifying the Bank Holding Company Act of 1956, had the affect of separating banking and insurance underwriting business. The law contains provisions that governs competition, creates safe-harbor protections for specific state laws and establishes consumer protections that will govern bank-insurance sales. Given the recent reform, the Company is unable to predict whether or in what form initiatives will be implemented and what the possible effects on the Company might be.

	At the state level, various forms of automobile insurance reform are continuously debated in the Massachusetts Legislature. New regulations and legislation are often proposed with the goal of reducing the need for premium increases. For further details, please refer to the general discussion on insurance regulation and premium rates beginning on page 5.


Personal Automobile Insurance

	As previously mentioned, since 1995, the Company has been a leader in affinity group marketing through discounts to members of the AAA clubs. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public. The
Company increased its Massachusetts private passenger automobile insurance exposures by 0.9%, ending the year with approximately 21.3% of the Massachusetts private passenger automobile market.

	Since 1996, the Company has offered its Massachusetts customers safe driver deviations to drivers with SDIP classifications of either Steps 9 or 10. Safe driver deviations are rate discounts based on the customers driving record and resulting SDIP classification and must be approved annually by the Commissioner. Steps 9 and 10 are the two best driver SDIP classifications in Massachusetts, representing drivers with no at fault accidents and not more than one minor moving vehicle violation in the last six years. The accompanying table depicts the AAA Affinity Group Discount, SDIP Deviations and their combined reduction from Massachusetts average mandated rates:

AAA Affinity Group Discount and  SDIP Deviations    2000*   1999   1998    1997    1996
   AAA Affinity Group Discount...................    6%      6%      6%     10%     10%
   SDIP Step 9 Deviation.........................    6%      8%     15%     10%     10%
   SDIP Step 10 Deviation........................    2%      3%      4%     10%     10%

   Combined AAA Affinity Group Discount and
     Step 9 Deviation............................   11.6%   13.5%   20.1%   19.0%   19.0%
   Combined AAA Affinity Group Discount and
     Step 10 Deviation...........................    7.9%    9.8%    9.8%   19.0%   19.0%

   *For policies with effective dates as of January 1, 2000.

11
<PAGE



	In November 1999, in response to the average personal automobile rate decisions over the last several years, the Company filed for and ultimately received approval to offer SDIP deviations of 6% for Step 9 and 2% for Step 10 for policies incepting in the 2000 calendar year. At December 31, 1999, 69.0% of the Company's exposures were eligible for either Step 9 or Step 10 deviations versus 68.7% at December 31, 1998.

	The Company received state regulatory approval to implement an installment fee of $3.00 on each invoice, following the down payment, for all personal lines policies with effective dates of January 1, 1998 and beyond. At December 31, 1999, this program completed its second full year since implementation and, as a result, premium finance and service fees increased $1,334 or 9.9% in 1999. In 1998, service fees had increased $6,366 or 90.0%, which was the result of the installment fee program replacing a "late fee" system that had been utilized for 1997 and 1996.

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

	The RBC model formula proposes four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC falls. The first level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level (as defined by the NAIC) requires an insurer to submit a plan containing corrective actions and permits the Commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level (as defined by the NAIC) allows the regulator to rehabilitate or liquidate an insurer in addition to the aforementioned actions if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level (as defined by the NAIC) which requires the regulator to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount. The Company's insurance subsidiaries, Commerce, Citation, Commerce West, and American Commerce are listed in the accompanying table which provides the key RBC information:

                                                              Commerce    American
      (Dollars in millions)           Commerce    Citation      West      Commerce
      At December 31, 1999

      Statutory surplus.............    $ 411      $   108      $  23      $  85
      RBC Company action level......      164            3          6         23

      Statutory surplus in excess
        of RBC Company action level.    $ 247      $   105      $  17      $  62

      RBC amounts...................    $  82      $     2      $   3      $  12

      % of Surplus to RBC amounts...    501.5%     5,400.0%     766.7%     708.3%




12
<PAGE




Year Ended December 31, 1999 Compared to Year Ended December 31, 1998


Premiums

	The following table compares direct premiums written, net premiums written and earned premiums for the years ending December 31, 1999 and 1998:

(Dollars in thousands)
                                                       Years Ended December 31,
                                               1999       1998      Change     % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts........  $731,329   $663,920   $ 67,409     10.2%
  Personal Automobile in All Other States.....    92,297     23,312     68,985    295.9%
  Commercial Automobile.......................    36,616     36,299        317      0.9%
  Homeowners in Massachusetts.................    59,981     59,761        220      0.4%
  Homeowners in All Other States..............    14,378         -      14,378      N/A
  Other Lines in Massachusetts................    13,027     13,483       (456)    (3.4%)
  Other Lines in All Other States.............       521         83        438    527.7%
     Total Direct Premiums Written............  $948,149   $796,858   $151,291     19.0%

Net Premiums Written:
  Direct Premiums.............................  $948,149   $796,858   $151,291     19.0%
  Assumed Premiums from C.A.R.................    87,241     74,644     12,597     16.9%
  Ceded Premiums to C.A.R.....................   (68,740)   (70,435)     1,695     (2.4%)
  Ceded Premiums to Other than C.A.R..........   (54,657)   (56,019)     1,362     (2.4%)
     Total Net Premiums Written...............  $911,993   $745,048   $166,945     22.4%

Earned Premiums:
  Personal Automobile in Massachusetts........  $633,746   $587,072   $ 46,674      8.0%
  Personal Automobile in All Other States.....    91,357     24,681     66,676    270.2%
  Commercial Automobile.......................    29,219     28,858        361      1.3%
  Homeowners in Massachusetts.................    16,830     23,235     (6,405)   (27.6%)
  Homeowners in All Other States..............    12,032        -       12,032      N/A
  Other Lines in Massachusetts................     3,190      5,717     (2,527)   (44.2%)
  Other Lines in All Other States.............       755        -          755      N/A
  Assumed Premiums from C.A.R.................    84,356     75,718      8,638     11.4%
  Assumed Premiums from Other than C.A.R......       345        339          6      1.8%
     Total Earned Premiums....................  $871,830   $745,620   $126,210     16.9%

  Earned Premiums in Massachusetts............  $682,985   $644,882   $ 38,103      5.9%
  Earned Premiums-Assumed.....................    84,701     76,057      8,644     11.4%
  Earned Premiums in All Other States.........   104,144     24,681     79,463    322.0%
     Total Earned Premiums....................  $871,830   $745,620   $126,210     16.9%
















13
<PAGE



	The $67,409 or 10.2% increase in Massachusetts personal automobile direct premiums written resulted primarily from increases of 0.9% and 2.5%, in the number of Massachusetts personal automobile exposures for liability and physical damage coverage, respectively, coupled with increases of 2.5% and 20.4% in the average premium rate per exposure for Massachusetts personal automobile liability and physical damage exposures, respectively. The components of these 1999 changes were as follows:

                                          % of Direct
     Coverage Type                      Premiums Written (1)    Rate Change (2)
     Liability:
       Bodily Injury.................        37.0%                  (1.9%)
       Personal Injury Protection....         6.8                   11.0
       Property Damage to Others.....        18.6                    9.1

           Total Liability...........        62.4                    2.5

     Physical Damage:
       Collision.....................        25.0                   25.2
       Comprehensive.................        12.6                   11.7

           Total Physical Damage.....        37.6                   20.4

           Total.....................       100.0%                   9.1%

   (1) Represents the Company's percentage of total direct private passenger automobile premiums written in Massachusetts.
   (2) Represents change in the 1999 average rate per exposure from the 1998 average rate charged by the Company for Massachusetts private passenger automobile premiums.


	The above percentage changes were primarily the result of rate modifications in the individual coverage components in the 1999 state mandated average rate increase, combined with changes in the Company's safe driver rate deviations. The combination of these factors resulted in a 9.1% increase in the average personal automobile premium per exposure in 1999. Despite the 1999 state mandated average rate increase of only 0.7%, the Company's increase in the average personal automobile premium per exposure was primarily due to the above noted changes coupled with the fact that the rate decision does not anticipate purchases of new automobiles in the year in which the rate decision applies and the Company's mix of personal automobile business differs from that of the industry. In 1999, the Company offered its customers safe driver deviations of 8.0% to drivers with SDIP classifications of Step 9 and 3.0% for Step 10 (15.0% for Step 9 and 4.0% for Step 10 in 1998).

	As shown in the table found on page 11, the AAA affinity group discount for 1999 was established at 6.0% which was unchanged from 1998. In 1999, for drivers who qualified, the Company's AAA affinity group discount and safe driver deviations could be combined for up to a 13.5% reduction (20.1% in 1998) from state mandated rates.

	The increases in other states personal automobile direct premiums written resulted primarily from the joint-venture acquisition of American Commerce, whose eleven month results were reflected in the above table. American Commerce contributed $85,676 in direct premiums written in 26 states.

	Direct premiums written for commercial automobile insurance increased by $317 or 0.9%, due primarily to a decrease of approximately 2.6% in the number of policies written, offset by a 3.7% increase in the average commercial automobile premium per policy. Direct premiums written for homeowners insurance (excluding the Massachusetts FAIR
Plan) increased by $220, or 0.4% due primarily to a 0.9% increase in the number of policies written offset by a 1.2% decrease in the average premium per policy.



14
<PAGE




	The $166,945 or 22.4% increase in net premiums written was due to the growth in direct premiums written as described above and by premiums assumed from C.A.R. The increase in premiums assumed from C.A.R. was the result of more premiums ceded to C.A.R. by the servicing carriers in 1999 as compared to 1998. Premiums ceded to reinsurers other than C.A.R. decreased $1,362, or 2.4% as compared to 1998 as a result of changes to non-automobile reinsurance.

	The $126,210 or 16.9% increase in earned premiums during 1999 as compared to 1998 was primarily due to the joint-venture acquisition of American Commerce. Earned premiums for American Commerce were $82,582 for the eleven months of 1999. The remaining amounts were primarily attributable to increases to the average rates per exposure for Massachusetts personal automobile liability and physical damage, mentioned previously. This resulted in a $38,103 or 5.9%, increase for Massachusetts earned premiums. The remaining increases were attributable to a $8,638 or 11.4% increase in earned premiums assumed from C.A.R. and a $6 or 1.8% increase in earned premiums assumed from ANI and Fair Plan. The increases were offset by a decrease of $3,119 or 9.0% in earned premiums from Commerce West.


Investment Income

	Net investment income is affected primarily from the composition of the Company's investment portfolio. The following table summarizes the composition of the Company's investment portfolio, at cost, at December 31, 1999 and 1998:

Investments, at cost                                         December 31,
(Dollars in thousands)                                      % of                  % of
                                                 1999       Inv.       1998       Inv.
   GNMA & FNMA mortgage-backed bonds......    $   82,349     6.1%   $  109,624     9.0%
   Corporate bonds........................        45,147     3.3           -        -
   U.S.Treasury bonds and notes...........         3,616     0.3           -        -
   Tax exempt state and municipal bonds...       530,333    39.2       490,858    40.4
       Total fixed maturities.............       661,445    48.9       600,482    49.4

   Preferred stocks.......................       230,934    17.1       200,270    16.4

   Investments in closed-end
     preferred stock mutual funds.........       267,956    19.8       169,394    13.9
   Other equity securities................        83,984     6.2        91,966     7.5
       Total common stocks................       351,940    26.0       261,360    21.4
       Total equities.....................       582,874    43.1       461,630    37.8

   Mortgages and collateral loans (net of
     allowance for possible loan losses)..        72,451     5.4        73,510     6.0
   Cash and cash equivalents..............        22,535     1.7        72,243     5.9
   Short-term investments.................           -        -          3,669     0.3
   Other investments......................        13,130     0.9         7,450     0.6
       Total investments..................    $1,352,435   100.0%   $1,218,984   100.0%

	The Company's investment strategy is to maximize after-tax investment income through high quality securities coupled with acquiring equity investments which may forgo current investment yield in favor of potential higher yielding capital appreciation in the future.









15
<PAGE




	As depicted in the accompanying table, net investment income increased $3,286 or 3.8%, compared to 1998, principally as a result of an increase in average invested assets (at cost). Net investment income as a percentage of total average investments was 6.8% in 1999 compared to 7.0% in 1998. Net investment income after tax as a percentage of total average investments was 5.7% in 1999 and 1998.

Investment Return                                    Year Ended December 31,
(Dollars in thousands)                              1999                 1998
   Average month-end investments (at cost)...    $1,326,098           $1,242,633
   Net investment income.....................        89,787               86,501
   Net investment income after-tax...........        74,970               71,094
   Net investment income as a percentage
     of average net investments (at cost)....           6.8%                 7.0%
   Net investment income after-tax as a
     percentage of average net
     investments (at cost)...................           5.7%                 5.7%

Premium Finance and Service Fees

	Premium finance and service fees increased $1,334, or 9.9% during 1999. The increase was significantly less than the 90.0% increase experienced in 1998. This reduction resulted from the completion of the second full year of implementing a $3.00 installment on each invoice.
The Company had previously received state regulatory approval to charge a $3.00 installment on each invoice following the down payment for all personal lines policies with effective dates beginning January 1, 1998 and beyond. Previously, in 1997, the Company had utilized a "late fee" system.

Amortization of Excess of Book Value of Subsidiary Interest over Cost

	As a result of the acquisition of American Commerce (see Management's Discussion and Analysis of Financial Condition and Results of Operations - General and Notes to Consolidated Financial Statements - NOTES A13 and A18), the amount representing the excess of the fair value of the net assets acquired over the purchase price at January 29, 1999 was $16,465. The amount is being amortized into revenues on a straight-line basis over a five-year period. The amount amortized into revenues in 1999 was $3,019.

Investment Gains and Losses

	Gross realized gains and losses on fixed maturity investments totaled $458 and $6,449, respectively, for the year ended December 31, 1999 compared to gross realized gains and losses on fixed maturity investments of $99 and $2,903, respectively, for the year ended December 31, 1998. Gross realized gains and losses on preferred stocks totaled $207 and $451, respectively, for the year ended December 31, 1999 compared to gross realized gains and losses on preferred stocks of $369 and $1,096, respectively, for the year ended December 31, 1998. Gross realized gains and losses on common stocks amounted to $18,187 and $5,057, respectively, for the year ended December 31, 1999 compared to gross realized gains on common stocks of $9,313 for the year ended December 31, 1998. Gross realized gains on other investments amounted to $1,235 for the year ended December 31, 1999 compared to gross realized gains on other investments of $987 for the year ended December 31, 1998.

	Net realized investment gains totalled $8,130 during 1999 as compared to net realized investment gains of $6,769 for 1998. A significant portion of the net realized gains in 1999 were the result of sales of common stocks, partially offset by net realized losses in the sales of non-taxable bonds, preferred stocks and in the maturity of GNMAs. Also included were realized gains on mortgage activity of $196 in 1999 compared to realized losses of $321 in 1998 and realized investment gains in other investments, specifically the Conning Insurance Limited Partnership, of $888 in 1999 compared with $666 in 1998.



16
<PAGE



	Gross unrealized gains and losses on fixed maturity investments totaled $5,221 and $19,328, respectively, at December 31, 1999 compared to $21,381 and $2,596, respectively, at December 31, 1998. The unrealized gains on fixed maturities decreased significantly despite increased fixed maturity holdings, as a result of the poor performance in the bond market due to rising interest rates in 1999. Gross unrealized gains and losses on preferred stocks totaled $782 and $20,667, respectively, at December 31, 1999 compared to $2,706 and $5,551, respectively, at December 31, 1998. Gross unrealized gains and losses on common stocks totaled $1,446 and $51,919, respectively, at December 31, 1999 compared to $24,721 and $2,120, respectively, at December 31, 1998. The unrealized losses on preferred and common stocks were primarily attributable to rising interest rates in 1999. Long-term interest rates (30-year Treasury Bond) increased to 6.48% at December 31, 1999 from 5.08% at December 31, 1998. The Company also had gross unrealized gains in other investments, specifically the Conning Insurance Limited Partnership, of $1,009 in 1999 compared with $375 in 1998.

Loss and Loss Adjustment Expenses

	Losses and loss adjustment expenses ("LAE") incurred increased $93,661 or 17.6% in 1999, compared to an increase of $5,302 or 1.0% in 1998. The increase in losses and LAE was primarily attributable to the acquisition of American Commerce, which accounted for $62,731 of the increase. The remaining increase was attributable to higher incurred losses on Massachusetts business, which was the direct result of the increased personal automobile direct premiums written discussed earlier, and losses and LAE assumed from C.A.R. offset by lower computer services expenses and higher reinsurance recoveries. Losses and LAE incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") was 72.0% in 1999 as compared to 71.6% in 1998. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile was 65.1% in 1999 compared to 61.4% in 1998. The increase to the personal automobile pure loss ratio was primarily due to a continued decrease in redundancies arising from prior accident years, and increases in the cost of adjusting losses. The commercial automobile pure loss ratio increased to 60.3% in 1999 compared to 52.3% in 1998. This increase was primarily the result of fewer prior year liability redundancies in the 1999 figure. For homeowners, the pure loss ratio was 35.9% in 1999 compared to 31.8% in 1998. Offsetting the overall increase in pure loss ratio, total expenses related to the Company's management incentive compensation plan and the American Commerce agency stock option plan included in losses and loss adjustment expenses were $397 lower in 1999 as compared to 1998. The decrease was primarily driven by decreases, during 1999, in the market price of the Company's common stock and offset by the 1999 implementation of the American Commerce agency stock option plan which resulted in an additional $954 in expenses during 1999. These management incentive and agency stock option expenses are directly impacted by the market price of the Company's common stock. The loss ratio was favorably impacted by 0.4% due to a reduction in expenses related to the termination of a contract for software development with an outside vendor during the second quarter of 1999. The loss ratio was also favorably impacted by additional reductions in computer services expenses paid to this vendor as compared to last year. The loss ratio (on a statutory basis) for Commerce West was 71.2% for 1999 as compared to 58.8% in 1998. The eleven month loss ratio (on a statutory basis) for the Company's new acquisition, American Commerce, was 75.8% for 1999.

















17
<page



Policy Acquisition Costs

	Policy acquisition costs expensed increased by $37,226, or 19.0% in 1999, compared to an increase of $8,943, or 4.8% in 1998. The increase in policy acquisition costs was primarily attributable to the acquisition of American Commerce, which accounted for $26,659 of the increase. The remaining increase was attributable to higher contingent commission accruals and higher underwriting expenses assumed from C.A.R. offset by lower computer services expenses. As a percentage of net premiums written, underwriting expenses for the insurance companies (on statutory basis) remained constant at 26.5% for both 1999 and 1998. As mentioned, a portion of the computer services expense decrease resulted from the termination, during the second quarter, of a contract for software development with an outside vendor which favorably impacted the underwriting expense ratio by 0.3% and through reduced computer services expenses paid to this vendor as compared to last year. Total expenses related to the Company's management incentive compensation plan and the American Commerce agency stock option plan included in policy acquisition costs were $219 lower in 1999 as compared to 1998. The decrease was primarily driven by decreases, during 1999, in the market price of the Company's common stock and offset by the 1999 implementation of the American Commerce agency stock option plan which resulted in an additional $954 in expense during 1999. The underwriting expense ratio (on a statutory basis) for Commerce West was 40.9% for 1999 as compared to 38.6% for 1998. The eleven month underwriting expense ratio (on a statutory basis) for the Company's new acquisition, American Commerce, was 31.4% for 1999.


Income Taxes

	The Company's effective tax rate was 21.1% and 22.5% for the years ended December 31, 1999 and 1998, respectively. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends received deduction. The lower effective tax rate for 1999 was the result of the tax exempt interest and the dividends received deduction comprising a greater portion of earnings before taxes.


Minority Interest

	As a result of the joint venture with AAA SNE and acquisition of American Commerce (see Management's Discussion and Analysis of Financial Condition and Results of Operations - General and Notes to Consolidated Financial Statements - NOTES A13 and A18), the Company's interest in ACIC Holding Co., Inc., through Commerce, a wholly-owned subsidiary of CHI, is represented by ownership of 80% of the outstanding shares of common stock at December 31, 1999. AAA SNE maintains a 20% common stock ownership. The minority interest of $952 included in these consolidated financial statements for 1999 represents 20% of the net loss for ACIC Holding Co., Inc. which is calculated after the $8,300 preferred stock dividend paid to Commerce.


Net Earnings

	Net earnings increased $6,096, or 6.3% to $102,588, during 1999 as compared to $96,492 in 1998 and operating earnings, which exclude the after-tax impact of net realized investment gains, increased $5,212, or 5.7% to $97,304 during 1999 as compared to $92,092 in 1998, both as a result of the factors previously mentioned.











18
<PAGE



Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Premiums


	The following table compares direct premiums, net premiums written and earned premiums for the years ending December 31, 1998 and 1997:

(Dollars in thousands)
                                                          Years Ended December 31,
                                                  1998       1997      Change    % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts........  $663,920   $633,681   $ 30,239       4.6%
  Personal Automobile in All Other States.....    23,312     27,312     (4,082)    (14.9)
  Commercial Automobile.......................    36,299     37,071       (772)     (2.1)
  Homeowners in Massachusetts.................    59,761     56,681      3,080       5.4
  Other Lines in Massachusetts................    13,483     13,730       (247)     (1.8)
  Other Lines in All Other States.............        83         92         (9)     (9.8)
     Total Direct Premiums Written............  $796,858   $768,649   $ 28,209       3.7%

Net Premiums Written:
  Direct Premiums.............................  $796,858   $768,649   $ 28,209       3.7%
  Assumed Premiums from C.A.R.................    74,644     76,531     (1,887)     (2.5)
  Ceded Premiums to C.A.R.....................   (70,435)   (71,816)     1,381      (1.9)
  Ceded Premiums from Other than C.A.R........   (56,019)   (31,863)   (24,156)     75.8
     Total Net Premiums Written...............  $745,048   $741,501   $  3,547       0.5%

Earned Premiums:
  Personal Automobile in Massachusetts........  $587,072   $552,190   $ 34,882       6.3%
  Personal Automobile in All Other States.....    24,681     28,159     (3,478)    (12.4)
  Commercial Automobile.......................    28,858     27,988        870       3.1
  Homeowners in Massachusetts.................    23,235     30,598     (7,363)    (24.1)
  Other Lines in Massachusetts................     5,717      8,425     (2,708)    (32.1)
  Assumed Premiums from C.A.R.................    75,718     82,867     (7,149)     (8.7)
  Assumed Premiums from Other than C.A.R......       339        270         69      25.6
     Total Earned Premiums....................  $745,620   $730,497   $ 15,123       2.1%

  Earned Premiums in Massachusetts............  $644,882   $619,201   $ 25,681       4.1%
  Earned Premiums-Assumed.....................    76,057     83,137     (7,080)     (8.5)
  Earned Premiums in All Other States.........    24,681     28,159     (3,478)    (12.4)
     Total Earned Premiums....................  $745,620   $730,497   $ 15,123       2.1%

	The $30,239 or 4.6% increase in Massachusetts personal automobile direct premiums written resulted primarily from increases of 1.9% and 4.5% in the number of Massachusetts personal automobile exposures for liability and physical damage coverage, respectively, coupled with a 3.2% decrease and a 13.3% increase in average rates for personal automobile physical liability and physical damage exposures, respectively.














19
<PAGE



     The components of these 1998 changes were as follows:

                                          % of Direct
     Coverage Type                     Premiums Written (1)    Rate Change (2)
     Liability:
       Bodily Injury.................        41.2%                  (8.4%)
       Personal Injury Protection....         6.7                    0.0
       Property Damage to Others.....        18.6                    9.1

           Total Liability...........        66.5                   (3.2)

     Physical Damage:
       Collision.....................        21.4                   13.6
       Comprehensive.................        12.1                   12.7

           Total Physical Damage.....        33.5                   13.3

           Total.....................       100.0%                   2.6%

   (1) Represents the Company's percentage of total direct private passenger automobile premiums written in Massachusetts.
   (2) Represents change in 1998 average rate per exposure from the 1997 average rate charged by the Company for Massachusetts private passenger automobile premiums.

	The above percentage changes were primarily the result of the changes in the Company's affinity group marketing programs, safe driver rate deviations and the effect of the 1998 state mandated average rate decrease of 4.0%. The combination of these factors resulted in a 2.6% increase in the average personal automobile premium (each vehicle insured). Despite the 1998 state mandated average rate decrease of 4.0%, the Company's increase in the average personal automobile premium per exposure was primarily due to the above noted changes coupled with the fact that the rate decision does not anticipate purchases of new automobiles in the year in which the rate decision applies and the Company's mix of personal automobile business differs from that of the industry. In 1998, the Company offered its customers safe driver deviations of 15% to drivers with SDIP classifications of Step 9 and 4.0% for Step 10 (10% for both Steps 9 and 10 in 1997). The decrease in California personal automobile direct premiums written resulted primarily from the increasingly competitive personal automobile market that has witnessed several new entrants since 1997.

	As shown in the table found on page 11, the AAA affinity group discount for 1998 was established at 6.0% (10% in 1997). In 1998, for drivers who qualified, the Company's AAA affinity group discount and safe driver deviations could be combined for up to a 20.1% reduction from state mandated rates.

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

	The increase in net premiums written was due to the growth in direct premiums written as described above, offset by increased levels of coverage provided by non-automobile reinsurance treaties resulting in an increase of ceded premiums. Written premiums assumed from C.A.R. decreased $1,887, or 2.5% and written premiums ceded to C.A.R. decreased $1,381 or 1.9% as compared to 1997, both as a result of changes in the industry's and the Company's utilization of C.A.R. reinsurance.
Premiums ceded to reinsurers other than C.A.R. increased $24,156 or 75.8% as compared to 1997 as a result of changes to non-automobile reinsurance discussed on page 51.

20
<page



	The increase in earned premiums was primarily attributable to a $34,882 or 6.3% increase in earned premiums for Massachusetts personal automobile insurance, an increase of $870, or 3.1% in earned premiums for commercial automobile insurance offset by a $7,363 decrease in earned premiums for homeowners insurance, a $3,478 or 12.4% decrease in earned premiums for California personal automobile insurance and a $2,708 or 32.1% decrease in earned premiums for all other than automobile lines. Earned premiums were impacted by increased levels of coverage provided by non-automobile reinsurance treaties which commenced during the 2nd half of 1998. Earned premiums assumed from C.A.R. decreased $7,149 or 8.7% during 1998 compared to 1997. Earned premiums ceded to C.A.R. decreased $3,594 or 5.0%.


Investment Income

	Net investment income is derived primarily from the composition of the Company's investment portfolio. The following table summarizes the composition of the Company's investment portfolio, at cost, at December 31, 1998 and 1997:

Investments, at cost                                          December 31,
(Dollars in thousands)                                    % of                 % of
                                                 1998       Inv.       1997       Inv.
   GNMA & FNMA mortgage-backed bonds......    $  109,624     9.0%   $  175,788    14.6%
   Corporate bonds........................           -       -             -       -
   U.S.Treasury bonds and notes...........           -       -             -       -
   Tax exempt state and municipal bonds...       490,858    40.4       390,996    32.6
       Total fixed maturities.............       600,482    49.4       566,784    47.2

   Preferred stocks.......................       200,270    16.4       148,135    12.3

   Investments in closed-end
     preferred stock mutual funds.........       169,394    13.9       115,943     9.7
   Other equity securities................        91,966     7.5        44,428     3.7
       Total common stocks................       261,360    21.4       160,371    13.4
       Total equities.....................       461,630    37.8       308,506    25.7

   Mortgages and collateral loans (net of
     allowance for possible loan losses)..        73,510     6.0        82,839     6.9
   Cash and cash equivalents..............        72,243     5.9       106,188     8.8
   Short term investments.................         3,669     0.3       132,700    11.1
   Other investments......................         7,450     0.6         3,783     0.3
       Total investments..................    $1,218,984   100.0%   $1,200,800   100.0%

	Net investment income increased $5,529 or 6.8%, compared to 1997, principally as a result of an increase in average invested assets (at cost). Net investment income as a percentage of total average investments was 7.0% in 1998 compared to 6.9% in 1997. Net investment income after tax as a percentage of total average investments was 5.7% in 1998 compared to 5.5% in 1997. The increase was primarily the result of the after-tax benefits of increased dividends received on common and preferred stocks.

Investment Return                                         Year Ended December 31,
(Dollars in thousands)                                  1998                  1997
   Average month-end net investments (at cost)...    $1,242,633            $1,181,181
   Net investment income.........................        86,501                80,972
   Net investment income after-tax of average....        71,094                65,286
   Net investment income as a percentage
     net investments (at cost)...................           7.0%                  6.9%
   Net investment income after-tax as a
     percentage of average net investments
    (at cost)....................................           5.7%                  5.5%

21
<page




Premium Finance and Service Fees

	Premium finance and service fees increased $6,366 or 90.0% during 1998. The increase was primarily attributable to the Company receiving state regulatory approval to charge a $3.00 installment on each invoice following the down payment for all personal lines policies with effective dates of January 1, 1998 and beyond. Previously, in 1996 and 1997, the Company had utilized a "late fee" system.


Investment Gains and Losses

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

	Net realized investment gains totalled $6,769 during 1998 as compared to net realized investment gains of $22,770 for 1997. A significant portion of the net realized gains in 1998 were the result of sales of common stocks, partially offset by net realized losses in the sales of non-taxable bonds, preferred stocks and in the maturity of GNMAs. A significant portion of the realized gains in 1997 were primarily the result of a merger of a major New England financial corporation and its property and casualty subsidiary. The merger election and exchange of stock coupled with subsequent post merger sales of this corporation's common stock resulted in realized investment gains of $18,968. Also included were realized gains on mortgage activity of $321 in 1998 compared to realized losses of $95 in 1997 and realized investment gains in the Conning Insurance Limited Partnership of $666 in 1998 compared with none in 1997.

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



















22
<page



Losses and Loss Adjustment Expenses

	Losses and loss adjustment expenses ("LAE") incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") was 71.6% in 1998 as compared to 71.4% in 1997. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile was 61.4% in 1998 compared to 61.3% in 1997. Although the personal automobile pure loss ratio remained stable, various components impacted the ratio, primarily in the bodily injury area. Redundancies from prior year losses realized in the current year, relating to bodily injury claims, were approximately $18.0 million less in 1998, as compared to 1997. Approximately $11.0 million of this amount was attributable to voluntary personal automobile bodily injury loss reserves and $7.0 million to fewer redundancies from C.A.R. assumed reserves. The decreased redundancies, however, were offset by better current year experience, also primarily in the personal automobile bodily injury area. This improvement was primarily the result of improved severity of bodily injury claims coupled with slightly improved claim frequency. The commercial automobile pure loss ratio increased to 52.3% in 1998 compared to 45.4% in 1997. For homeowners, the pure loss ratio was 31.8% in 1998 compared to 48.2% in 1997. This decrease was due to favorable weather conditions during 1998 as compared to normal weather conditions experienced during 1997, coupled with favorable development in the homeowners liability area. The LAE component of the loss ratio was primarily impacted by an increase of approximately $3.2 million in computer service expenses, relating to the Year 2000 and PMSC projects, offset by a decrease of management incentive plan expenses.
On a consolidated financial statement basis, total expenses related to the Company's management incentive plan included in losses and loss adjustment expenses were $10,093 lower in 1998 as compared to 1997. Of this decrease, $3,112 benefited the loss ratio for insurance companies directly with the remainder benefiting corporate expenses. Corporate expenses are not included in the calculation of the Company's statutory loss ratio. The decrease in the Company's management incentive plan expenses was primarily driven by the decrease in the market price of the Company's common stock which directly impacts plan expenses.

Policy Acquisition Costs

	Policy acquisition costs expensed increased by $8,943, or 4.8% in 1998, compared to an increase of $6,478, or 3.6% in 1997. The increase in policy acquisition costs was primarily due to higher contingent commission accruals, and higher computer service expenses relating to the Year 2000 and PMSC projects, both offset by lower expenses relating to the Company's management incentive plan. Specifically, total expenses related to the Company's management incentive plan included in policy acquisition costs were $8,764 lower in 1998 as compared to 1997. Of this decrease, $3,052 benefited the underwriting ratio for insurance companies directly with the remainder benefiting corporate expenses. Corporate expenses are not included in the calculation of the statutory underwriting expense ratio. The decrease in the Company's management incentive plan expenses was primarily driven by the decrease in the market price of the Company's common stock which directly impacts plan expenses. As a percentage of net premiums written, underwriting expenses for the insurance companies (on a statutory basis) were 26.5% during 1998 as compared to 25.1% for 1997.

Income Taxes

	The Company's effective tax rate was 22.5% and 24.7% for the years ended December 31, 1998 and 1997, respectively. The decrease was primarily attributable to higher dividends on preferred and common stock coupled with less realized capital gains during 1998 as compared to 1997. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends received deduction comprising a greater portion of net earnings before taxes.

Net Earnings

	Net earnings increased to $96,492, during 1998 as compared to $96,215 in 1997 and operating earnings, which exclude the after-tax impact of net realized investment gains, increased $10,677, or 13.1% to $92,092 during 1998 as compared to $81,415 in 1997, both as a result of the factors previously mentioned.


23
<page




Liquidity and Capital Resources
	The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page 33 and the Consolidated Statements of Cash Flows on pages 36 and 37. Stockholders' equity decreased by $59,151, or 8.4%, in 1999 as compared to 1998. The decrease resulted from $102,588 in net earnings offset by changes in other comprehensive loss, net of income tax benefits, on fixed maturities and preferred and common stocks of $78,162, dividends paid to stockholders of $38,656 and Treasury Stock purchased of $44,921. Total assets at December 31, 1999 increased $115,489, or 6.6% to $1,871,472 as compared to total assets of $1,755,983 at December 31, 1998, most of which resulted from the acquisition of American Commerce. Invested assets, at market value, increased $11,079 or 0.9% primarily as a result of the addition of $150,664, of invested assets from American Commerce, offset by the initial $90,800 investment in the joint venture, treasury stock purchases impacting cash and short-term investments and the interest rate impact on investments resulting in a net accumulated other comprehensive loss during 1999 (see next paragraph). Premiums receivable increased $32,282 or 19.8%, $9,727 attributable to American Commerce. The increase in premiums receivable from December 31, 1998, was primarily attributable to the seasonality of the policy effective dates of the Company's business, higher average premiums per exposure for Massachusetts auto business and the acquisition of American
Commerce. Deferred policy acquisition costs increased $9,741 or 11.0%, $6,563 attributable to American Commerce. Receivable from reinsurers increased $11,678 or 31.8%, $5,496 attributable to American Commerce with the remainder primarily attributable to the sliding-scale commission on the quota-share reinsurance program. The deferred income tax asset increased $43,051, $7,808 attributable to American Commerce with the remainder primarily the result of the decrease of the market value of the investment portfolio. All other remaining assets increased $7,658 or 3.7%, $6,034 attributable to American Commerce.

The Company's investment portfolio, at market, is shown on the following table as of December 31, 1999 and 1998:

                                                             December 31,
Investments, at market                                      % of                  % of
(Dollars in thousands)                           1999       Inv.       1998       Inv.
   GNMA & FNMA mortgage-backed bonds......    $   82,613     6.5%   $  112,588     9.0%
   Corporate bonds........................        42,532     3.4           -        -
   U.S.Treasury bonds and notes...........         3,315     0.2           -        -
   Tax exempt state and municipal bonds...       518,878    40.9       506,679    40.3
       Total fixed maturities.............       647,338    51.0       619,267    49.3

   Preferred stocks.......................       211,049    16.6       197,425    15.7

   Investment in closed-end
     preferred stock mutual funds.........       224,120    17.7       172,455    13.7
   Other equity securities................        77,347     6.1       111,506     8.9
       Total common stocks................       301,467    23.8       283,961    22.6
       Total equities.....................       512,516    40.4       481,386    38.3

   Mortgages and collateral loans (net of
     allowance for possible loan losses)..        72,451     5.7        73,510     5.8
   Cash and cash equivalents..............        22,535     1.8        72,243     5.7
   Short-term investments.................           -        -          3,669     0.3
   Other investments......................        14,139     1.1         7,825     0.6
       Total investments..................    $1,268,979   100.0%   $1,257,900   100.0%

	(For investments, at cost, refer to the table found on page 15.




24
<page



	The Company's fixed maturity portfolio is comprised of GNMAs and FNMA mortgage backed bonds (12.8%), municipal bonds (80.1%), corporate bonds (6.6%) and U.S. Treasury bonds (0.5%). Of the Company's bonds, 96.8% are rated in either of the two highest quality categories provided by the NAIC. As of December 31, 1999, the book value of the Company's fixed maturity portfolio exceeded its market value by $14,107 ($9,170 after taxes, or $0.27 per share). As of December 31, 1998, the market value of the Company's fixed maturity portfolio exceeded its book value by $18,785 ($12,210 after taxes, or $0.34 per share). At December 31, 1999, the cost of the Company's preferred stocks exceeded market value by $19,885 ($12,925 after taxes, or $0.38 per share). At December 31, 1998, the cost of the Company's preferred stocks exceeded market value by $2,845 ($1,849 after taxes, or $0.05 per share). At December 31, 1999, the cost of the Company's common stocks exceeded market value by $50,473 ($32,807 after taxes, or $0.95 per share). At December 31, 1998, the market value of the Company's common stocks exceeded cost by $22,601 ($14,691 after taxes, or $0.41 per share).

	Preferred stocks increased $13,624, or 6.9% and common stocks (primarily composed of closed-end preferred stock mutual funds) increased $17,506, or 6.2%, during 1999 primarily as a result of the Company's previously announced change in investment strategy which included the joint-venture acquisition of American Commerce. The Company's strategy is to maximize after-tax investment income through high quality securities coupled with acquiring equity investments which may forego current investment yield in favor of potential higher yielding capital appreciation in the future. As a result of the American Commerce acquisition, the Company's cash position has decreased $53,377, or 70.3% as compared to December 31, 1998.

	The Company's liabilities totalled $1,223,650 at December 31, 1999 as compared to $1,050,198 at December 31, 1998. The $173,452 or 16.5%
increase resulted partially from the acquisition of American Commerce. Loss and loss adjustment expense reserves comprised 55.2% of the Company's liabilities at December 31, 1999 compared with 56.8% at December 31, 1998. Unearned premiums comprised 37.4% of the Company's liabilities at December 31, 1999 compared with 37.3% at December 31,
1998. All other liabilities comprised 7.4% of the Company's liabilities at December 31, 1999 compared with 5.9% at December 31, 1998. Losses and loss adjustment expenses increased $78,912 or 13.1%, $56,508 attributable to American Commerce. The increase in liability for loss and loss adjustment expenses is attributed primarily to the acquisition of American Commerce, as mentioned, coupled with increased reported losses and higher assumed losses from C.A.R., as described below for Massachusetts business, during 1999. Unearned premiums increased
$65,671 or 16.8%, $27,615 attributable to American Commerce, as a result of the seasonality of the policy effective dates of the Company's business coupled with higher average premiums per exposure for Massachusetts auto business. Contingent commissions accrued increased $11,401 or 51.7% due to better experience in the agency profit sharing program. Excess of book value of subsidiary interest over cost
(formerly referred to as Negative Goodwill) associated with the January 29, 1999 acquisition of American Commerce was $10,758. The net effect of all other liabilities increased $7,430 or 18.7%.

	The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments as reflected in the Consolidated Statements of Cash Flows on pages 36 and 37. The discussion of these items can be found under "Year Ended December 31, 1999 Compared to Year Ended December 31, 1998", herein.








25
<page


	The Company's operating activities provided cash of $124,674 in 1999, as compared to $65,324 in 1998. These cash flows were primarily impacted by the fact that while premiums collected increased $119,933, or 15.7% in 1999 as compared to an increase of $34,009, or 4.7% in 1998, losses and LAE paid increased only $38,226, or 6.7% in 1999, as compared to an increase of $56,531, or 11.0% in 1998, and policy acquisition costs paid increased $38,814, or 20.8% in 1999 as compared to a decrease of $11,142, or 5.6% in 1998. The increase in premiums was primarily the result of the American Commerce acquisition, coupled with higher physical damage exposures written, and an average overall rate increase in premium per exposure of 9.1%. Federal income tax payments decreased $9,643, or 27.4% in 1999 as compared to an increase of $13,368, or 61.2% in 1998 due to additional payments made in 1998 applicable to prior years.

	The increase in net losses and LAE paid, which includes the change in the losses and LAE liability, resulted primarily from the acquisition of American Commerce.

	The net cash flows used in investing activities were primarily the result of purchases of fixed maturities, equity securities and the acquisition of American Commerce offset by proceeds from the sale and maturity of fixed maturities and equity securities. Investing activities were funded by accumulated cash and cash provided by operating activities during 1999 and 1998.

	Cash flows used in financing activities totaled $83,577 during 1999 compared to $38,566 during 1998. The 1999 cash flows used in financing activities consisted of $38,656 in dividends paid to stockholders and $44,921 used to purchase 1,683,100 shares of Treasury Stock. The 1998 cash flows used in financing activities consisted exclusively of dividends paid to stockholders.

	The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. The carrying value (at market) of total investments at December 31, 1999 was $1,268,979. At December 31, 1999, the Company held cash and short-term investments of $22,535. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company also relies upon dividends from its subsidiaries for its cash requirements. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders may, within certain limitations, pay such dividends and then file a report with the Commissioner. Dividends in excess of these limitations are called extraordinary dividends. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards to policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 1999, 1998 and 1997.

	Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns, to optimize tax planning and to realize gains. This practice will continue in the future.

	Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's statutory premiums to surplus ratio was 1.76 to 1.00, 1.32 to 1.00, and
1.43 to 1.00 for the years ended December 31, 1999, 1998 and 1997, respectively.

	In keeping with the Company's long-term growth objective to expand outside Massachusetts, in 1995 the Company acquired Commerce West, a personal automobile insurer, located in Pleasanton, California. Most recently, the Company formed a joint venture (ACIC Holding Co., Inc.) in November 1998, and acquired, American Commerce located in Columbus,
Ohio, in January 1999.  American Commerce writes automobile and homeowners insurance solely through 34 AAA independent insurance agencies in 26 states.
26
<page



	In early 1999, Commerce, a subsidiary of the Company, invested $90,800 in the joint venture (ACIC Holding Co., Inc.) to fund the American Commerce acquisition and to capitalize the joint venture that is owned together with AAA SNE. Of this $90,800, Commerce invested $90,000 in the form of preferred stock and an additional $800 representing its 80% common stock ownership. The terms of the preferred stock call for quarterly cash dividends at the rate of 10% per annum.
In the event cash dividends cannot be paid, additional preferred stock will be issued. AAA SNE invested $200 representing its 20% common stock ownership. Commerce consolidates ACIC Holding Co., Inc. and it's wholly-owned subsidiary, American Commerce, for financial reporting and tax purposes. Since 1995, Commerce has maintained an affinity group marketing relationship with AAA Insurance Agency, Inc., a subsidiary of AAA SNE. AAA Insurance Agency, Inc. has been an agent of Commerce since 1985.


Year 2000 Compliance

	The Year 2000 issue existed primarily because most computer programs were originally coded to recognize only the last two digits in the date field. If not addressed and corrected, many systems could have failed and produced erroneous results. The impact of this could have lead to a material adverse impact upon the Company's business including policy and claims processing. As a result, considerable effort took place to assess the impact and determine whether to replace and/or reprogram the systems in order for the systems to distinguish the intended year. The Company initiated the Century Change project to address all internal/external systems, software, agents, third parties and vendors in dealing with year 2000 compliance.

	The Century Change project, enlisted both a redeployment of internal resources and additional external consultant resources, involved the development of a formal plan to address the Year 2000 problem and progressed in accordance with that plan. The Company's plan, which was designed to avoid any material adverse business production issues, organized corporate systems into four sub-categories:
Data Exchange, AS400 Systems/Programs, PC Applications and PC Based Vendor Purchased Application Software. Different sub-plans were established for each category with the same Year 2000 objective in mind. As a result of this effort, the majority of the programming changes dealing with policy issuance, claims processing and maintenance were completed as of October 1998. Other internal changes were completed in accordance with specified delivery dates as outlined in the plan.
System testing for Year 2000 modifications successfully concluded as of the end of the third quarter of 1999. No processing problems have been encountered to date during the year 2000, regarding these computer programs.

	As part of the Century Change project, the Company reviewed the status of vendors who performed outside processing, those whose software the Company used for internal processing and those third parties with whom the Company did significant business. Accordingly, the Company recognized that year 2000 non-compliance could materially adversely affect the financial position, results of operations and cash flows of the Company. As a result, the Company contacted all significant related third parties in an effort to determine year 2000 compliance. This program included sending out questionnaires to our major business partners, including our agents, regarding their year 2000 readiness. Based on the responses received the Company did not anticipate any material impact on its operations or financial condition. If there were instances where the Company ascertained a potential non-compliance, the Company sought alternative year 2000 compliant third parties. While the Company took what it believed to be the appropriate safeguards, there could be no assurances that the failure of such third parties to be year 2000 compliant would not have had a material adverse impact on the Company. During 2000, no processing problems have been encountered to-date with the services or products provided by third parties.

	The Company's Executive Committee, as well as all departments in the Company, reviewed issues dealing with identifying possible year 2000 worst case scenarios and developed contingency plans to respond to the likelihood of these scenarios. Contingency plans were developed, where deemed appropriate, for all material systems and relationships during 1999. Previously, contingency plans had been developed for the continuation of policy and claim processing in the event that the Company's computer systems were not available due to a year 2000 related failure. No problems (worst case or otherwise) have been encountered during the year 2000, and it has not been necessary to activate any contingency plans.
27
<page




	The project, through December 31, 1999, involved internal staff costs as well as consulting expenses to prepare the systems for the year 2000. Total costs through December 31, 1999, for the Century Change project were approximately $7.4 million ($2.5 million of which related to 1999). Total costs applicable to internal staff, and external consulting and network hardware/software were approximately $2.4 million, $4.7 million, and $0.3 million, respectively ($0.8 million, $1.4 million, and $0.3 million, respectively, related to 1999).


Market Risk:  Interest Rate Sensitivity and Equity Price Risk

	The Company's investment strategy emphasizes investment yield while maintaining investment quality. The Company's investment objective is to maintain high quality diversified investments structured to maximize after-tax investment income while minimizing risk. The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. Periodically, sales have been made from the Company's fixed maturity portfolio to actively manage portfolio risks, including credit-related concerns, to optimize tax planning and to realize gains. This practice will continue in the future.

	In conducting investing activities, the Company is subject to, and assumes, market risk. Market risk is the risk of an adverse financial impact from changes in interest rates and market prices. The level of risk assumed by the Company is a function of the Company's overall objectives, liquidity needs and market volatility.

	The Company manages its market risk by focusing on higher quality equity and fixed income investments, by periodically monitoring the credit strength of companies in which investments are made, by limiting exposure in any one investment and by monitoring the quality of the investment portfolio by taking into account credit ratings assigned by recognized rating organizations.

	As part of its investing activities, the Company assumes positions in fixed maturity, equity, short-term and cash equivalents markets. The Company is, therefore, exposed to the impacts of interest rate changes in the market value of investments. For 1999, the Company's exposure to interest rate changes and equity price risk has been estimated using sensitivity analysis. The interest rate impact is defined as the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks. The equity price risk is defined as a hypothetical change of plus-or-minus
10% in the fair value of common stocks. Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. Based on the results of the sensitivity analysis at December 31, 1999, the Company's estimated market exposure for a 200 basis point increase (decrease) in interest rates was calculated. A 200 basis point increase results in an $87,972 decrease in the market value of the fixed maturities and preferred stocks. A 200 basis point decrease results in a $49,136 increase in the market value of the same securities. The equity price risk impact at December 31, 1999, based upon a 10% increase in the fair value of common stocks, would be an increase of $30,147.
Based upon a 10% decrease, common stocks would decrease $30,147. This analysis was further exemplified during 1999 as the Company experienced a decline in the market value of investments, net of taxes, of $78,162 primarily as evidenced by an increase in long-term interest rates during this period. Long-term interest rates (30-year Treasury Bond) increased to 6.48% at December 31, 1999 from 5.08% at December 31, 1998.









28
<page




Recent Accounting Developments

	During 1997, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 97-3 Accounting by Insurance and Other Enterprises for Insurance-Related Assessments ("SOP 97-3") effective for financial statements issued for periods ending after December 31, 1998. This statement provides guidance on accounting by insurance companies on the timing of recognition, the methods of measurement, and the required disclosures for guaranty fund and other related assessments. The adoption of this statement did not have a material impact on the Consolidated Financial Statements. Guaranty fund and insolvency fund assessments have not been material in recent years.

	During 1998, the AcSEC issued Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1") effective for financial statements issued for periods beginning after December 15, 1998. This statement establishes guidance on accounting for the costs incurred related to internal use software. Prior to adoption, the Company expensed all software costs as incurred. The adoption of this statement did not have a material impact on the Consolidated Financial Statements, since the Company incurred no software costs during 1999 required to be capitalized under this statement.

	During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") effective for financial statements issued for fiscal years beginning after June 15, 1999. Subsequently, during 1999, FASB issued Financial Accounting Standards No. 137 "Deferral of the Effective Date of FASB Statement 133" ("FAS 137"). The adoption date was delayed to fiscal years beginning after June 15, 2000. The Company had no derivative or hedging activity in 1999, 1998 or 1997.


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













29
<page





COMMON STOCK PRICE AND DIVIDEND INFORMATION


	The Company's common stock trades on the NYSE under the symbol "CGI". The high, low and close prices for shares as quoted in the Wall Street Journal, of the Company's Common Stock for 1999 and 1998 were as follows:

                                        1999                             1998
                               High      Low       Close         High     Low      Close
      First Quarter......    $35-1/16  $23-7/16   $24-9/16     $37-3/8  $31-3/4   $35-1/4
      Second Quarter.....     25-1/8    21-9/16    24-3/8       39-5/8   34-3/8    38-3/4
      Third Quarter......     26-7/8    21-1/2     23           39       24-7/8    27-5/8
      Fourth Quarter.....     28-1/8    20-3/4     26-1/8       36-1/2   22-11/16  35-7/16

	As of March 1, 2000, there were 1,188 stockholders of record of the Company's Common Stock, not including stock held in "Street Name" or held in accounts for participants of the Company's Employee Stock
Ownership Plan ("E.S.O.P.").

	The Board of Directors of the Company voted to declare four quarterly dividends to stockholders of record totaling $1.11 per share and $1.07 per share in 1999 and 1998, respectively. On May 21, 1999, the Board voted to increase the quarterly stockholder dividend from $0.27 to $0.28 per share to stockholders of record as of June 4, 1999. Prior to that declaration, the Company had paid quarterly dividends of $0.27 per share dating back to May 15, 1998 when the Board voted to increase the dividend from $0.26 to $0.27 per share.

	The Company purchased 1,683,100 shares of Treasury Stock under the stock buyback program during 1999 increasing the total shares of Treasury Stock to 3,640,448 at December 31, 1999. The Company began a stock buyback program during the second quarter of 1995. That program, which was approved by the Board of Directors on May 19, 1995, authorized the Company to purchase up to 3 million shares of Treasury Stock.
Through March 31, 1999, the Company completed its share purchases under that program. In May 1999, the Board of Directors approved an additional stock buy back program of up to 2 million shares. At
December 31, 1999, the Company has authority to purchase approximately
1.5 million additional shares.

























30
<page







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

	The 1999 consolidated financial statements were audited by the Company's independent auditors, Ernst & Young LLP, in accordance with generally accepted auditing standards. In addition, Ernst & Young LLP performs reviews of the unaudited quarterly financial statements. Management has made available to Ernst & Young LLP all the Company's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to Ernst & Young LLP were valid and appropriate.



























31
<page



REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of The Commerce Group, Inc.

	We have audited the accompanying consolidated balance sheets of The Commerce Group, Inc. and Subsidiaries as of December 31,
1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Commerce Group, Inc. and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                         /s/  ERNST & YOUNG LLP




Boston, Massachusetts
February 18, 2000

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,
(Thousands of Dollars)

                                                                          1999        1998
ASSETS
Investments (notes A2, A3, A4 and B)
  Fixed maturities, at market (cost: $661,445 in 1999 and $600,482 in 1998).......................................................... $  647,338  $  619,267
  Preferred stocks, at market (cost: $230,934 in 1999 and $200,270
   in 1998)..........................................................    211,049     197,425
  Common stocks, at market (cost: $351,940 in 1999 and $261,360 in
   1998).............................................................    301,467     283,961
  Mortgage loans on real estate and collateral notes receivable
   (less allowance for possible loan losses of $2,127 in 1999
   and $2,301 in 1998)...............................................     72,451      73,510
  Cash and cash equivalents..........................................     22,535      72,243
  Short-term investments.............................................        -         3,669
  Other investments (cost: $13,130 in 1999 and $7,450 in 1998).......     14,139       7,825
      Total investments..............................................  1,268,979   1,257,900

Accrued investment income............................................     14,697      13,662
Premiums receivable (less allowance for doubtful receivables of
  $1,452 in 1999 and $1,450 in 1998).................................    195,160     162,878
Deferred policy acquisition costs (notes A5 and C)...................     98,500      88,759
Property and equipment, net of accumulated depreciation
  (notes A6 and D)...................................................     34,802      35,854
Residual market receivable (note F)
  Losses and loss adjustment expenses................................    106,576     111,784
  Unearned premiums..................................................     50,084      41,436
Due from reinsurers (note F).........................................     48,365      36,687
Deferred income taxes (notes A10 and G)..............................     43,051         -
Non-compete agreement net of accumulated amortization (note A7)......      3,179         -
Other assets.........................................................      8,079       7,023
      Total assets................................................... $1,871,472  $1,755,983

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Losses and loss adjustment expenses (notes A8, E and F)............ $  675,188  $  596,996
  Unearned premiums (note A9)........................................    457,095     391,424
  Current income taxes (notes A10 and G).............................     10,839       4,061
  Deferred income taxes (notes A10 and G)............................        -         3,769
  Deferred income (notes A11 and F)..................................      7,464       6,948
  Contingent commissions accrued (note A12)..........................     33,468      22,067
  Payable for securities purchased...................................      1,953          62
  Excess of book value of subsidiary interest over cost (note A13)...     10,758         -
  Other liabilities and accrued expenses.............................     26,885      24,871
      Total liabilities..............................................  1,223,650   1,050,198

Minority interest (note A14).........................................      1,188         -

Stockholders' Equity (notes B, K, L and M)
  Preferred stock, authorized 5,000,000 shares at $1.00 par value;
   none issued in 1999 and 1998......................................        -           -
  Common stock, authorized 100,000,000 shares at $.50 par value;
   38,000,000 shares issued in 1999 and 1998.........................     19,000      19,000
  Paid-in capital....................................................     29,621      29,621
  Net accumulated other comprehensive income (loss), net of income
   taxes (benefits) of ($28,467) in 1999 and $13,621 in 1998.........    (52,867)     25,295
  Retained earnings..................................................    734,488     670,556
                                                                         730,242     744,472
  Treasury Stock, 3,640,448 shares in 1999 and 1,957,348 shares in
   1998, at cost (note A15)..........................................    (83,608)    (38,687)
      Total stockholders' equity.....................................    646,634     705,785
      Total liabilities, minority interest and stockholders' equity.. $1,871,472  $1,755,983

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended December 31,
(Thousands of Dollars Except Per Share Data)

                                                             1999        1998        1997
Revenues
  Earned premiums (notes A9 and F).....................  $  871,830  $  745,620  $  730,497
  Net investment income (note B).......................      89,787      86,501      80,972
  Premium finance and service fees.....................      14,774      13,440       7,074
  Amortization of excess of book value of subsidiary
    interest over cost (note A13)......................       3,019         -           -
  Net realized investment gains (note B)...............       8,130       6,769      22,770
       Total revenues..................................     987,540     852,330     841,313

Expenses
  Losses and loss adjustment expenses
   (notes A8, E and F).................................     625,090     531,429     526,127
  Policy acquisition costs (notes A5 and C)............     233,660     196,434     187,491
       Total expenses..................................     858,750     727,863     713,618

       Earnings before income taxes and minority
         interest......................................     128,790     124,467     127,695

Income taxes (notes A10 and G).........................      27,154      27,975      31,480

       Net earnings before minority interest...........     101,636      96,492      96,215

Minority interest in net loss of subsidiary (note A14).         952         -           -

       NET EARNINGS....................................  $  102,588  $   96,492  $   96,215

       COMPREHENSIVE INCOME............................  $   24,426  $   94,555  $  100,368

       BASIC AND DILUTED NET EARNINGS PER COMMON SHARE
        (note A16).....................................  $     2.94  $     2.68  $     2.67

       CASH DIVIDENDS PAID PER SHARE...................  $     1.11  $     1.07  $     1.03

       WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING.............................  34,940,074  36,042,652  36,044,679


















The accompanying notes are an integral part of these consolidated financial statements.

34

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31,
(Thousands of Dollars)

                                                    Net
                                                 Accumulated
                                                    Other
                               Common  Paid-in  Comprehensive  Retained   Treasury
                               Stock   Capital  Income/(Loss)  Earnings    Stock     Total
Balance January 1, 1997...... $19,000  $29,621    $ 23,079    $553,539  $(38,200) $587,039

 Net earnings................                                   96,215              96,215
 Other comprehensive income:
  Unrealized holding gains
   arising during the period
   net of taxes of $7,268...                        13,498                          13,498
  Reclassification adjustment
   net of tax benefits of
   $5,032....................                       (9,345)                         (9,345)
  Other comprehensive loss...                        4,153                           4,153
 Comprehensive income........                                                      100,368
 Stockholder dividends.......                                  (37,124)            (37,124)
 Treasury stock purchased....                                               (487)     (487)
Balance December 31, 1997....  19,000   29,621      27,232     612,630   (38,687)  649,796

 Net earnings................                                   96,492              96,492
 Other comprehensive income
   (loss):
  Unrealized holding gains
   arising during the period,
    net of taxes of $1,455...                        2,702                           2,702
  Reclassification adjustment
   net of tax benefits of
   $2,498....................                       (4,639)                         (4,639)
  Other comprehensive loss...                       (1,937)                         (1,937)
 Comprehensive income........                                                       94,555
 Stockholder dividends.......                                  (38,566)            (38,566)
Balance December 31, 1998....  19,000   29,621      25,295     670,556   (38,687)  705,785

 Net earnings...............                                   102,588             102,588
 Other comprehensive income
   (loss):
  Unrealized holding losses
   arising during the period,
   net of tax benefits of
   $35,103...................                      (65,192)                        (65,192)
  Reclassification adjustment
   net of tax benefits of
   $6,984....................                      (12,970)                        (12,970)
  Other comprehensive loss...                      (78,162)                        (78,162)
 Comprehensive income........                                                       24,426
 Stockholder dividends.......                                  (38,656)            (38,656)
 Treasury Stock purchased....                                            (44,921)  (44,921)

Balance December 31, 1999.... $19,000  $29,621    $(52,867)   $734,488  $(83,608) $646,634



The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Thousands of Dollars)

                                                            1999        1998        1997


Cash flows from operating activities
  Premiums collected.................................... $ 881,472   $ 761,539   $ 727,530
  Net investment income received........................    90,556      85,076      81,376
  Premium finance and service fees received.............    14,774      13,440       7,074
  Losses and loss adjustment expenses paid..............  (610,887)   (572,661)   (516,130)
  Policy acquisition costs paid.........................  (225,683)   (186,869)   (198,011)
  Federal income tax payments...........................   (25,558)    (35,201)    (21,833)
    Net cash provided by operating activities...........   124,674      65,324      80,006

Cash flows from investing activities
  Proceeds from maturity of fixed maturities............    46,565      64,004     108,592
  Proceeds from sale of fixed maturities................   142,562      34,034     124,653
  Proceeds from sale of equity securities...............    76,485      80,420     224,059
  Purchase of fixed maturities..........................  (107,664)   (134,540)    (98,098)
  Purchase of equity securities.........................  (171,097)   (224,896)   (296,714)
  Purchase of other investments.........................    (4,875)     (3,616)     (1,752)
  Purchase of subsidiary, net of cash acquired..........   (77,056)        -           -
  Net (increase) decrease in short-term investments,
   net of payable for securities purchased..............     3,669     117,531    (121,200)
  Payments received on mortgage loans and collateral
   notes receivable.....................................    11,800      26,788      11,386
  Mortgage loans and collateral notes originated........   (10,911)    (16,450)    (19,816)
  Purchase of property and equipment....................    (2,910)     (4,293)     (8,133)
  Other proceeds from investing activities..............     2,627         315         281
    Net cash used in investing activities...............   (90,805)   ( 60,703)    (76,742)

Cash flows from financing activities
  Dividends paid to stockholders........................   (38,656)    (38,566)    (37,124)
  Purchase of treasury stock............................   (44,921)       -           (487)
    Net cash used in financing activities...............   (83,577)    (38,566)    (37,611)

Decrease in cash and cash equivalents...................   (49,708)    (33,945)    (34,347)
Cash and cash equivalents at beginning of year..........    72,243     106,188     140,535
Cash and cash equivalents at end of year................ $  22,535   $  72,243   $ 106,188
















The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities For the years ended December 31, (Thousands of Dollars)

                                                              1999        1998        1997


Cash flows from operating activities
  Net earnings........................................... $ 102,588   $  96,492   $  96,215
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Premiums receivable..................................   (22,399)      6,591     (11,634)
    Deferred policy acquisition costs....................    (3,374)     (3,495)     (2,296)
    Residual market receivable...........................    (3,440)     27,579      14,414
    Due from reinsurers..................................    (4,116)    (18,517)      1,489
    Losses and loss adjustment expenses..................    15,080     (52,477)    (13,359)
    Unearned premiums....................................    38,796      11,825      11,608
    Current income taxes.................................     6,909       1,405       2,485
    Deferred income taxes................................    (5,314)     (8,632)      6,984
    Deferred income......................................       516        (323)       (703)
    Contingent commissions...............................    11,401       8,206     (11,851)
    Other assets, liabilities and accrued expenses.......    (8,795)        533       4,992
    Net realized investment gains........................    (8,130)     (6,769)    (22,770)
    Other - net..........................................     4,952       2,906       4,432

       Net cash provided by operating activities......... $ 124,674   $  65,324   $  80,006






























The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars)

NOTE A-Summary of Significant Accounting Policies

1.   Basis of Presentation

	The consolidated financial statements of The Commerce Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP").

	The consolidated financial statements include The Commerce Group, Inc. and its wholly-owned subsidiaries, Bay Finance Company, Inc., Clark-Prout Insurance Agency, Inc. and Commerce Holdings, Inc. ("CHI"). The Commerce Insurance Company ("Commerce") and Citation Insurance Company ("Citation") are wholly-owned subsidiaries of CHI. Commerce
West Insurance Company ("Commerce West") is a wholly-owned subsidiary of Commerce. American Commerce Insurance Company ("American Commerce") is a wholly-owned subsidiary of ACIC Holding Co., Inc. ACIC Holding Co., Inc. is owned jointly with AAA Southern New England ("AAA SNE") with Commerce maintaining an 80% common stock interest and AAA SNE maintaining a 20% common stock interest (see note A18). All intercompany transactions and balances have been eliminated in consolidation. Certain prior year account balances have been reclassified to conform to the 1999 presentation.

	The insurance subsidiaries, Commerce, Citation, Commerce West and American Commerce, prepare statutory financial statements in accordance with accounting practices prescribed by the National Association of Insurance Commissioners ("NAIC"), the Commonwealth of Massachusetts, the State of California, and the State of Ohio.

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

2.   Investments

	All investment transactions have credit exposure to the extent that a counterparty may default on an obligation to the Company. Credit risk is a consequence of carrying investment positions. To manage credit risk, the Company focuses on higher quality fixed-income securities and preferred stocks, reviews the credit strength of all companies which it invests in, limits its exposure in any one investment category and monitors the portfolio quality, taking into account credit ratings assigned by recognized statistical rating organizations.

	Investments in fixed maturities, which include taxable and non-taxable bonds, and investments in common and preferred stocks, are carried at fair market value and are classified as available for sale. Unrealized investment gains and losses on common and preferred stocks and fixed maturities, to the extent that there is no permanent impairment of value, are credited or charged to a separate component of stockholders' equity, known as "net accumulated other comprehensive income (loss)", until realized, net of any tax effect. When investment securities are sold, the realized gain or loss is determined based upon specific identification. Fair market value of fixed maturities and common and preferred stocks is based on quoted market prices. For other securities held as investments, fair market value equals quoted market price, if available. If a quoted market price is not available, fair market value is estimated using quoted market prices for similar securities. The Company has not invested more than 5% of fixed maturities in any one state or political subdivision.





38
<page


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars)

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


3.   Cash and Cash Equivalents

	Cash and cash equivalents includes cash currently on hand to cover operating expenses. The Company held $18,655 and $13,572 in U.S. Government Repurchase Agreements at various financial institutions in 1999 and 1998, respectively. The amount of collateral, maintained by the seller, at the time of purchase and each subsequent business day, is required to have a market value that is equal to 102% of the resale price.


4.   Short-Term Investments

	In 1998, the Company held short-term investments consisting of Commercial Paper, Auction Rate Preferred Stocks and Variable Rate
Municipal Bonds, carried at cost, which approximates market value.


5.   Deferred Policy Acquisition Costs

	Policy acquisition costs relating to unearned premiums, consisting of commissions, premium taxes and other underwriting expenses incurred at the policy issuance, are deferred and amortized over the period in which the related premiums are earned, the amount being reduced by any potential premium deficiency. If any potential premium deficiency exists, it represents future estimated losses, loss adjustment expenses and amortization of deferred acquisition costs in excess of the related unearned premiums. There was no premium deficiency in 1999, 1998 and 1997. In determining whether a premium deficiency exists, the Company considers anticipated investment income on unearned premiums.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars)

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


7.   Non-Compete Agreement

	The non-compete agreement of $3,179 represents the portion of the purchase price associated with the acquisition of American Commerce allocated to the arrangement whereby principals of AAA National agreed not to compete with American Commerce for a period of ten years. The cost of $3,500 is being amortized on a straight-line basis over the term of the arrangement. The amount of accumulated amortization at December 31, 1999 was $321.

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

9.   Premiums

	Insurance premiums are recognized as income ratably over the terms of the policies. Unearned premiums are determined by prorating policy premiums on a daily basis over the terms of the policies. A significant portion of the Company's Massachusetts premiums written is derived through the American Automobile Association Clubs of Massachusetts ("AAA clubs") affinity group marketing program. Of the Company's total direct premiums written, the portion attributable to the AAA affinity group marketing program was $495,962 or 52.3% in 1999, $457,430 or 57.3% in
1998 and $423,243 or 55.1% in 1997. Of these amounts, 11% were written through insurance agencies owned by the AAA clubs and 89% were written through the Company's network of independent agents in 1999, 1998 and 1997, respectively.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars)

NOTE A-Summary of Significant Accounting Policies - (continued)

10.   Income Taxes

	The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or rates, unless enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowance was established in 1999 and 1998.

11.  Deferred Income

	Income consisting of expense reimbursements, which include servicing carrier fees from Commonwealth Automobile Reinsurers
("C.A.R."), a state-mandated reinsurance mechanism, on policies written for C.A.R., are deferred and amortized over the term of the related insurance policies (see note F).

12.  Contingent Commissions

	In addition to state mandated minimum and other commissions on policies written, the Company pays certain of its agencies compensation in the form of profit sharing. This is based, in part, on the underwriting profits of an individual agent's business written with the Company. This arrangement utilizes a three year rolling plan, with one third of each of the current and the two prior years profit or loss calculations, summed to a single amount. This amount, if positive, is multiplied by the profit sharing commission rate and paid to the agent.

13.  Excess of Book Value of Subsidiary Interest Over Cost

	As a result of the acquisition of American Commerce, the amount representing the excess of the fair value of the net assets acquired over the purchase price at the January 29, 1999 acquisition date was $16,465. The amount is being amortized into revenue on the straight line basis over a five year period. The amount amortized into income in 1999 was $3,019. The amount shown on the Balance Sheet represents the Company's 80% share of the net excess of book value of subsidiary interest over cost less accumulated amortization.

14.  Minority Interest

	The Company's interest in ACIC Holding Co., Inc. through Commerce, a wholly owned subsidiary of CHI, is represented by 80% ownership of the outstanding shares of common stock at December 31, 1999. AAA SNE maintains a 20% common stock ownership. The minority interest of $952 for 1999 represents 20% of the net loss of ACIC Holding Co., Inc., after the preferred stock dividends, which is included in these consolidated financial statements.

15.  Treasury Stock

	On May 19, 1995, the Board of Directors of the Company announced the approval of a stock buyback program of up to 3,000,000 shares. Through March 31, 1999, the Company completed its share purchase under that program. Under prior Board of Directors authorizations, the Company purchased an additional 143,248 shares of Treasury Stock during the first quarter of 1999, bringing total purchases of Treasury Stock to 3,143,248 as of March 31, 1999. In May 1999, the Board of Directors approved an additional stock buy back program of up to 2 million shares. Since that announcement, the Company has purchased 497,200 shares of Treasury Stock bringing the total number of shares to 3,640,448 as of December 31, 1999.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars)

NOTE A-Summary of Significant Accounting Policies - (continued)

16.  Net Earnings Per Common Share

	Net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the years ended December 31, 1999, 1998 and 1997 were 34,940,074, 36,042,652 and
36,044,679, respectively. Weighted average number of common shares outstanding is determined by taking the average of the following calculation for a specified period of time: The daily amount of (1) the total issued outstanding common shares minus (2) the total Treasury
Stock purchased.


17.  New Accounting Pronouncements

	During 1997, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 97-3 Accounting by Insurance and Other Enterprises for Insurance-Related Assessments ("SOP 97-3") effective for financial statements issued for periods ending after December 31, 1998. This statement provides guidance on accounting by insurance companies on the timing of recognition, the methods of measurement, and the required disclosures for guaranty fund and other related assessments. The adoption of this statement did not have a material impact on the Consolidated Financial Statements. Guaranty fund and insolvency fund assessments have not been material in recent years.

	During 1998, the AcSEC issued Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1") effective for financial statements issued for periods beginning after December 15, 1998. This statement establishes guidance on accounting for the costs incurred related to internal use software. Prior to adoption, the Company expensed all software costs as incurred. The adoption of this statement did not have a material impact on the Consolidated Financial Statements, since the Company incurred no software costs during 1999 required to be capitalized under this statement.

	During 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") effective for financial statements issued for fiscal years beginning after June 15, 1999. Subsequently, during 1999, FASB issued Financial Accounting Standards No. 137 "Deferral of the Effective Date of FASB Statement 133" ("FAS 137"). The adoption date was delayed to fiscal years beginning after June 15, 2000. The Company had no derivative or hedging activity in 1999, 1998 or 1997.


18.  Acquisition

	In November of 1998, Commerce formed ACIC Holding Co., Inc., in a joint venture with AAA SNE and invested $90,800 to fund the January 29, 1999 acquisition of the Automobile Club Insurance Company, whose name was changed to American Commerce upon completion of the acquisition. Commerce invested $90,000 in the form of preferred stock and an additional $800 representing an 80% common stock ownership. AAA SNE invested $200 representing a 20% common stock ownership. The terms of the preferred stock call for Commerce to receive quarterly cash dividends at the rate of 10% per annum from ACIC Holding, Co., Inc. In the event cash dividends cannot be paid, additional preferred stock will be issued. The acquisition was accounted for as a purchase. Commencing with the January 29, 1999 acquisition date, ACIC Holding Co., Inc. and American Commerce's results were consolidated into the Company's financial statements found herein. Since 1995, Commerce has maintained an affinity group marketing relationship with AAA Insurance Agency, Inc., a subsidiary of AAA SNE. AAA Insurance Agency, Inc. has been a licensed insurance agent of Commerce since 1985.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars)


NOTE B-Investments and Investment Income

1.   Fixed Maturities

	The amortized cost and estimated fair market value of investments in fixed maturities are as follows:

                                                       Gross         Gross       Estimated
                                        Amortized    Unrealized    Unrealized   Fair Market
                                           Cost         Gains        Losses        Value
At December 31, 1999:
  Corporate bonds.....................  $ 45,147      $     87      $ (2,702)    $ 42,532
  U.S. Treasury bonds and notes.......     3,616            19          (320)       3,315
  GNMA & FNMA mortgage-backed bonds...    82,349           753          (489)      82,613
  Obligations of states and
   political subdivisions.............   530,333         4,362       (15,817)     518,878
       Totals.........................  $661,445      $  5,221      $(19,328)    $647,338

At December 31, 1998:
  GNMA mortgage-backed bonds..........  $109,624      $  2,965      $     (1)    $112,588
  Obligations of states and
   political subdivisions.............   490,858        18,416        (2,595)     506,679
       Totals.........................  $600,482      $ 21,381      $ (2,596)    $619,267

	Proceeds from sales of investments in fixed maturities, gross gains and gross losses realized on those sales were as follows:

                                                       Proceeds       Gross         Gross
                                                         From        Realized      Realized
                                                        Sales         Gains         Losses
For the year ended December 31, 1999:
  Corporate bonds....................................  $ 17,516      $    102     $   (941)
  U.S. Treasury bonds and notes......................    27 096             8         (842)
  GNMA mortgage-backed bonds.........................       -             -            -
  Obligations of states and political subdivisions...    97,950           298       (2,606)
       Totals........................................  $142,562      $    408     $ (4,389)

For the year ended December 31, 1998:
  GNMA mortgage-backed bonds.........................  $    -        $    -       $    -
  Obligations of states and political subdivisions...    34,034            25         (435)
       Totals........................................  $ 34,034      $     25     $   (435)

For the year ended December 31, 1997:
  GNMA mortgage-backed bonds.........................  $    -        $    -       $    -
  Obligations of states and political subdivisions...   124,653         3,994         (390)
       Totals........................................  $124,653      $  3,994     $   (390)


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars)


NOTE B-Investments and Investment Income - (continued)

	The amortized cost and approximate fair market value of fixed maturities at December 31, 1999 and 1998, by contractual maturity, are as follows:

                                                          1999                 1998
                                                                 Fair                 Fair
                                                    Amortized   Market   Amortized   Market
                                                      Cost       Value      Cost      Value
Obligations of states and political subdivisions:
Due in one year or less..........................  $  2,780   $  2,793   $    -    $    -
Due after one year through five years............     1,738      4,980      2,096     2,177
Due after five years through ten years...........    18,201     13,446      1,748     1,740
Due after ten years..............................   556,377    543,506    487,014   502,762
                                                    579,096    564,725    490,858   506,679

GNMA & FMNA mortgage-backed bonds................    82,349     82,613    109,624   112,588
       Total fixed maturities....................  $661,445   $647,338   $600,482  $619,267

	Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.



2. Common Stocks

	The cost and approximate fair market value of common stocks at December 31, 1999 and 1998, are as follows:

                                                         1999                    1998
                                                                Fair                  Fair
                                                               Market                Market
                                                     Cost       Value      Cost       Value
Investments in closed-end preferred stock
  mutual funds..............................       $267,956   $224,120   $169,394  $ 172,455
Investments in other equities...............         83,984     77,347     91,966    111,506
            Total common stocks.............       $351,940   $301,467   $261,360  $ 283,961

	The Company holds a greater than 20%, but less than 50%, equity position in seven closed-end preferred stock mutual funds at December 31, 1999. These holdings are accounted for and represent investments in the ordinary course of business. The Company has determined that the equity method of accounting should be utilized for holdings when they exceed a 50% equity position.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars)


NOTE B-Investments and Investment Income - (continued)

3. Mortgage Loans on Real Estate and Collateral Notes Receivable

	At December 31, 1999 and 1998, mortgage loans on real estate and collateral notes receivable consisted of the following:

                                                                  December 31,
                                                              1999            1998
                  Residential (1st Mortgages)............   $58,506         $59,377
                  Residential (2nd Mortgages)............       227             261
                  Commercial (1st Mortgages).............    13,881          13,762
                  Commercial (2nd Mortgages).............        67             104
                                                             72,681          73,504
                  Collateral notes receivable............     1,897           2,307
                                                             74,578          75,811
                  Allowance for possible loan losses.....    (2,127)         (2,301)
                    Mortgage loans on real estate and
                       collateral notes receivable.......   $72,451         $73,510

	Fair value of the Company's mortgage loans on real estate and collateral notes receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit and for the same remaining maturities. The future cash flows associated with certain non-performing loans are estimated based on expected payments from borrowers either through work out arrangements or the disposition of collateral. The fair value of mortgage loans on real estate and collateral notes receivable at December 31, 1999 and 1998, prior to the allowance for possible loan losses, was $75,221 and $78,382, respectively, which was estimated by discounting the future cash flows.

	At December 31, 1999 and 1998 mortgage loans which were on nonaccrual status amounted to $1,259 and $1,638, respectively. The reduction in interest income associated with nonaccrual loans was $129, $205 and $207 for the years ended December 31, 1999, 1998 and 1997, respectively.

	The Company originates and services residential and commercial mortgages in Massachusetts and Connecticut. The Company's exposure is 80% or less of the appraised value of any collateralized real property at the time of the loan origination. The ability and willingness of residential and commercial borrowers to honor their repayment commitments is generally dependent upon the level of overall economic activity and real estate values.

	A summary of the changes in the allowance for possible loan losses follows:

                                                                    Year ended December 31,
                                                                       1999          1998
            Balance, beginning of year........................      $  2,301      $  2,812
              Decrease in provision for possible loan losses..          (174)         (511)

            Balance, end of year..............................      $  2,127      $  2,301

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars)

NOTE B-Investments and Investment Income - (continued)

	The following table describes mortgage principal balances by maturity, total mortgages over 90 days past due and total mortgages in foreclosure:

                                                                       1999          1998
            Fixed rate mortgages maturing:
              One year or less................................      $     82      $    -
              More than one year to five years................         1,388         1,886
              More than five years to ten years...............         8,286         7,121
              Over ten years..................................        49,629        48,204
                   Total fixed mortgages......................      $ 59,385      $ 57,211

            Adjustable rate mortgages maturing:
              One year or less................................      $    -        $    -
              More than one year to five years................           123            67
              More than five years to ten years...............           275           395
              Over ten years..................................        12,898        15,831
                   Total adjustable mortgages.................      $ 13,296      $ 16,293

            Past due over 90 days.............................      $  1,259      $  1,638

            Mortgages in foreclosure, included in past due
              over 90 days....................................      $    737      $    979

4. Net Investment Income

      The components of net investment income were as follows:
                                                             Year ended December 31,
                                                         1999          1998          1997
      Interest on fixed maturities..................  $ 45,957      $ 41,368      $ 46,449
      Dividends on common and preferred stocks......    38,631        32,145        19,799
      Interest on cash and short-term investments...     2,596         8,683        10,544
      Interest on mortgage loans....................     5,908         6,604         6,578
      Other.........................................       116           119           122
               Total investment income..............    93,208        88,919        83,492
      Investment expenses...........................     3,421         2,418         2,520
               Net investment income................  $ 89,787      $ 86,501      $ 80,972

5. Net Realized and Unrealized Investment Gains (Losses)

      Net realized investment gains (losses) were as follows:

                                                             Year ended December 31,
                                                         1999          1998          1997
Net realized investment gains (losses):
  Fixed maturities..................................  $ (5,991)     $ (2,804)     $  1,419
  Preferred stocks..................................      (244)         (727)            6
  Common stocks.....................................    13,130         9,313        21,440
  Other.............................................     1,235           987           (95)
      Total.........................................  $  8,130      $  6,769      $ 22,770

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars)

NOTE B-Investments and Investment Income - (continued)

6. Other Comprehensive Income (Loss)

      Net increases (decreases) in other comprehensive income (loss) less applicable income tax (expense) benefit were as follows:

                                                             Year ended December 31,
                                                         1999          1998          1997
Other comprehensive income (loss):
  Fixed maturities..................................  $(32,892)     $ (5,028)     $  7,622
  Preferred stocks..................................   (17,040)       (3,209)        1,165
  Common stocks.....................................   (73,074)        4,883        (2,398)
  Other.............................................       634           375           -
  Impact of minority interest.......................     2,122           -             -
      Total.........................................  (120,250)       (2,979)        6,389

  Tax benefit (expense).............................    42,831         1,042        (2,236)
  Impact of minority interest.......................      (743)          -             -
      Total tax benefit (expense)...................    42,088         1,042        (2,236)
      Total other comprehensive income (loss).......  $(78,162)     $ (1,937)     $  4,153


	A summary of net accumulated other comprehensive income (loss) on stocks and fixed maturity investments in 1999, 1998 and 1997 follows:

                                                            Year ended December 31,
                                                         1999          1998          1997
   Unrealized gains................................. $   8,458      $ 49,184      $ 43,675
   Unrealized losses................................   (91,914)      (10,268)       (1,780)
   Impact of minority interest......................     2,122           -             -
        Total unrealized gains (losses).............   (81,334)       38,916        41,895

   Tax benefit (expense)............................    29,210       (13,621)      (14,663)
   Impact of minority interest......................      (743)          -             -
        Total benefit (expense).....................    28,467       (13,621)      (14,663)
        Total....................................... $ (52,867)     $ 25,295      $ 27,232

NOTE C-Deferred Policy Acquisition Costs

      Policy acquisition costs incurred and amortized to income are as follows:

                                                            Year ended December 31,
                                                        1999          1998         1997
            Balance, beginning of year.............. $  88,759      $ 85,264     $ 82,968
            Costs deferred during the year..........   243,401       199,929      189,787
            Amortization charged to expense.........  (233,660)     (196,434)    (187,491)
            Balance, end of year.................... $  98,500      $ 88,759     $ 85,264

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars)


NOTE D-Property and Equipment

      A summary of property and equipment at December 31, is as follows:

                                                                   1999        1998
                  Buildings.................................    $ 31,017    $ 30,719
                  Equipment and office furniture............      33,128      33,230
                  Building improvements.....................         791         838
                                                                  64,936      64,787
                        Less accumulated depreciation.......     (32,246)    (29,907)
                                                                  32,690      34,880
                  Land......................................       1,251         939
                  Construction in progress..................         861          35
                                                                $ 34,802    $ 35,854

	Depreciation expense was $4,243, $4,706 and $4,213 for the years ended December 31, 1999, 1998 and 1997, respectively. Depreciation expense is allocated evenly between losses and loss adjustment expenses and policy acquisition costs.


NOTE E-Losses and Loss Adjustment Expenses

	Liabilities for unpaid losses and loss adjustment expenses at December 31, consist of:

                                                                  1999        1998
                  Unpaid loss and LAE reserves..............    $756,593    $666,177
                  Salvage and subrogation recoverable.......     (81,405)    (69,181)
                                                                $675,188    $596,996

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

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars)

NOTE E-Losses and Loss Adjustment Expenses (continued)

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

	By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, the Company estimates the ultimate net liability for losses and LAE. After taking into account all relevant factors, management believes that the provision for losses and LAE at December 31, 1999 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability, however, may be greater or lower than reserves. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods.

	Included in the loss reserve methodologies described above, are liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as oil spills and lead paint. Reserves have been established to cover these claims for both known and unknown losses. Because of the Company's limited exposure to these types of claims, management believes they will not have a material impact on the consolidated financial position of the Company in the future. Loss reserves on environmental related claims amounted to $4,185 and $5,687 in 1999 and 1998, respectively.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars)

NOTE E-Losses and Loss Adjustment Expenses - (continued)


	The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expense, net of reinsurance deductions from all reinsurers including C.A.R., as shown in the Company's consolidated financial statements for the periods indicated.

                                                            Year ended December 31,
                                                        1999          1998         1997
Loss and loss adjustment expense reserves,
 beginning of year, prior to effect of ceded
 reinsurance recoverable............................. $498,829      $530,077     $533,980

January 29, 1999 American Commerce loss and
   loss adjustment expense reserves..................   63,112           -            -

Incurred losses and loss adjustment expenses:
   Provision for insured events of the current year..  664,978       592,796      609,930
   Decrease in provision for insured events of
    prior years......................................  (39,888)      (61,367)     (83,803)
     Total incurred losses and loss adjustment
      expenses.......................................  625,090       531,429      526,127

Payments:
   Losses and loss adjustment expenses attributable
    to insured events of the current year............  383,707       335,047      322,882
   Losses and loss adjustment expenses attributable
    to insured events of prior years.................  243,496       227,630      207,148
     Total payments..................................  627,203       562,677      530,030

   Loss and loss adjustment expense reserves prior to
    effect of ceded reinsurance recoverable..........  559,828       498,829      530,077
   Ceded reinsurance recoverable.....................  115,360        98,167      119,396
Reserves for losses and loss adjustment expenses
 at the end of year per financial statements......... $675,188      $596,996     $649,473

	The provision for insured events of the current year is higher for 1999 compared to 1998 primarily due to the acquisition of American Commerce. The line labeled decrease in provision for insured events of prior years is less in 1999 due primarily to fewer redundancies from prior year losses realized in the current year. Redundancies relating to automobile bodily injury claims, were approximately $32.2 million less in 1999, as compared to 1998. These were offset primarily by increased redundancies in other lines of business. The increase in payments is primarily due to the American Commerce acquisition.

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

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars)



NOTE F-Reinsurance Activity

	The Company has reinsurance contracts for casualty and catastrophe coverages. These reinsurance arrangements minimize the Company's losses arising from large risks and protect the Company against numerous losses from a single occurrence or event. The Company also has a quota share reinsurance contract on its other than automobile business.

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

	Effective July 1, 1998, the Company expanded the quota share portion of the program. A 75% quota-share reinsurance program was incepted, covering all non-automobile property and liability business, except umbrella policies. The excess loss portion of the program was reduced on July 1, 1998 and completely eliminated on September 30, 1998. The expanded program is split between American Re-Insurance Company, Employers Reinsurance Corporation, Hartford Fire Insurance Company and Swiss Reinsurance America Corporation. The maximum per occurrence loss reimbursement is the higher of 350% of premium ceded under the program or $175.9 million. The maximum annual aggregate occurrence loss reimbursement is the higher of 450% of premium ceded under the program or $226.1 million. A sliding scale commission, based on loss ratio, is utilized under this program. This program provides the Company with sufficient protection for catastrophe coverage so as to enable the Company to forego pure catastrophe reinsurance coverage, which was previously tailored in conjunction with the former quota share arrangement.

	Through December 31, 1999, American Commerce utilized a separate catastrophe reinsurance program. Effective January 1, 2000, this program expired and American Commerce joined the quota-share reinsurance program described above.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars)

NOTE F-Reinsurance Activity - (continued)


	The table below provides information depicting the approximate recovery under the expanded quota share contract at various loss scenarios, if a single catastrophe were to strike:

                                                              Net Loss
                          Total           Reinsurance       Retained by
                          Loss             Recovery         the Company
                        $ 50,000            $ 37,500         $12,500
                         100,000              75,000          25,000
                         150,000             112,500          37,500
                         200,000             150,000          50,000
                         250,000             187,500          62,500

	Under the above scenario and based on the business subject to the quota-share reinsurance contract for 2000, the Company has no reinsurance recoveries for a single event catastrophe in excess of a total loss of approximately $297.5 million. The Company's estimated total loss on its other than automobile business for 100 and 250 year storms (including American Commerce) is approximately $117.0 million and $198.1 million, respectively. The Company estimates were derived through the services of Swiss Reinsurance America Corporation who utilized the CLASIC model provided by Applied Insurance Research.

	Written premiums ceded in 1999, 1998 and 1997 under the above referenced programs were $51.5 million, $54.0 million and $27.5 million, respectively. Ceding commission income is calculated on a ceded earned premium basis.

Casualty Reinsurance

	Since January 1, 1997, casualty reinsurance has been on an excess of loss basis for any one event or occurrence with a maximum recovery of $9.0 million over a net retention of $1.0 million. This coverage is placed with Swiss Reinsurance America Corporation (rated A+ by A.M.
Best).

	Personal and commercial liability umbrella policies are reinsured on a 95% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $5.0 million for policies with underlying automobile coverage of $250/$500 or more. The Company also has personal liability umbrella reinsurance coverage for policies with underlying automobile coverage of $100/$300, on a 65% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $3.0 million. These coverages are placed with American Re-Insurance Company (rated A+ by A.M. Best).

	Earned premiums and losses and loss adjustment expenses are stated in the accompanying consolidated financial statements after deductions for ceded reinsurance. Those deductions for reinsurance other than C.A.R. are as follows:

                                                            Year ended December 31,
                                                            1999         1998        1997
  Written premiums ceded............................      $54,657      $56,019    $ 31,863
  Earned premiums ceded.............................       55,557       43,518      33,847
  Losses and loss adjustment expenses ceded.........       24,240       16,568      10,754

	The Company, as primary insurer, would be required to pay losses in their entirety in the event that the reinsurers were unable to discharge their obligations under the reinsurance agreements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999  1998 and 1997
(Thousands of Dollars)


NOTE F-Reinsurance Activity - (continued)

C.A.R.

	C.A.R., a state-mandated reinsurance mechanism, enables the Company and 45 other writers of automobile insurance in Massachusetts ("Servicing Carriers") to reinsure any automobile risk that the insurer perceives to be underpriced at the premium level permitted by the Massachusetts Insurance Commissioner (the "Commissioner"). Servicing Carriers, who are responsible for over 99.0% of total direct premiums written for personal automobile insurance in Massachusetts, are required to offer automobile insurance coverage to all eligible applicants pursuant to "take-all-comers" regulations, but may reinsure undesirable business with C.A.R.

	The Company pays to C.A.R. all of the premiums generated by the policies it has ceded and C.A.R. reimburses the Company for all losses incurred on account of ceded policies. In addition, the Company receives a fee for servicing ceded policies based on the expense structure established by C.A.R. For the years ended December 31, 1999, 1998 and 1997, these servicing fees amounted to $17,235, $15,574 and $17,133, respectively.

	Since its inception, C.A.R. has annually generated multi-million dollar underwriting losses in both the personal and commercial pools. The Company is required to share in the underwriting results of C.A.R. business for its respective product lines. Under current regulations, the Company's share of the C.A.R. personal or commercial deficit is based upon its market share for retained automobile risks for the particular pool, adjusted by a "utilization" concept, such that, in general, the Company is disproportionately and adversely affected if its relative use of C.A.R. reinsurance exceeds that of the industry, and favorably affected if its relative use of C.A.R. reinsurance is less than that of the industry. The Company's strategy has been to voluntarily retain more types of private passenger automobile business that are factored as credits, thereby favorably impacting the utilization formula. As a result of increased voluntary retention, the credits impacting the utilization formula have favorably affected the Company's participation ratio compared to its market share. During 1999, 1998 and 1997, the Company's net participation in the C.A.R. personal automobile pool approximated 17.0%, 16.7% and 18.0%, respectively, as reported by C.A.R.

	Written premiums, earned premiums, losses incurred and the liabilities for unearned premiums, unpaid losses ceded to and assumed from C.A.R. were as follows:

                                          Year ended December 31,
                             1999                    1998                    1997
                     Ceded       Assumed     Ceded       Assumed     Ceded       Assumed
Income Statement
 Written premiums... $ 68,740    $ 87,241    $ 70,435    $ 74,644    $ 71,816    $ 76,530
 Earned premiums....   68,902      84,356      68,383      75,718      71,977      82,866
 Losses incurred....   81,853     104,273      64,784      95,937      83,240      89,081

Balance Sheet
 Unearned premiums.. $ 50,084    $ 42,156    $ 41,436    $ 39,271    $ 51,662    $ 40,345
 Unpaid losses......  106,576     100,680     111,784      99,427     129,137     102,819

	The Company presents assets and liabilities gross of reinsurance. The Residual Market Receivable represents the gross amount of reinsurance recoverable from C.A.R. including unpaid losses, unearned premiums, paid losses recoverable and unpaid ceded and assumed premiums.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars)


NOTE F-Reinsurance Activity - (continued)


	The current C.A.R. utilization-based participation ratio has been in place for the personal automobile market since 1993. During 1999, 1998 and 1997 the Company's amount of personal automobile exposures it reinsured through C.A.R. approximated 5.6%, 6.4% and 6.6%, respectively, as compared to industry averages of 9.6%, 10.0% and 10.1%, respectively.


NOTE G-Income Taxes

      The Company and its subsidiaries file a consolidated federal income tax return.

      The federal income tax expense consisted of the following:

                                                            Year ended December 31,
                                                            1999         1998        1997
                  Current............................    $ 26,481     $ 36,607    $ 24,496
                  Deferred...........................         673       (8,632)      6,984
                                                         $ 27,154     $ 27,975    $ 31,480

	Deferred taxes arise from temporary differences in the basis of assets and liabilities for tax and financial statement purposes. The sources of these differences and the related tax effects consisted of the following:

                                                              Year ended December 31,
                                                             1999         1998       1997
  Unearned premiums..................................    $ (2,785)    $     39    $   (769)
  Discounting of loss reserves.......................        (928)       2,782       2,421
  Bad debt expense...................................         (99)         (17)        129
  Deferred policy acquisition costs..................       1,251         (782)      1,297
  Salvage and subrogation recoverable................         272         (233)       (406)
  Tax depreciation in excess of book depreciation....         639          109         151
  Book value rights/book value awards/stock
   appreciation rights...............................       2,825      (11,056)      4,912
  Pension liability..................................        (320)         -           -
  Deferred items not included above..................        (182)         526        (751)
        Deferred income tax..........................         673       (8,632)      6,984
  Other comprehensive income (loss)..................     (42,831)      (1,042)      2,236
  Deferred taxes at acquisition of American Commerce.      (4,662)         -           -
        Change in deferred tax liability.............    $(46,820)    $ (9,674)   $  9,220

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars)


NOTE G-Income Taxes (continued)


	Realization of a deferred tax asset is dependent on generating sufficient taxable income in future years. Although realization is not assured, Management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income or unrealized gains are reduced. Deferred tax liabilities (assets) were comprised of the following at December 31, 1999 and 1998:

                                                                     1999        1998
Unearned premiums...............................................  $(25,214)   $(20,569)
Discounting of loss reserves....................................   (21,278)    (18,597)
Net accumulated comprehensive loss..............................   (29,210)        -
Book value awards/stock appreciation rights.....................       (32)     (2,857)
Pension liability of American Commerce..........................    (1,742)        -
Bad debt allowances.............................................      (888)       (789)
      Deferred tax assets.......................................   (78,364)    (42,812)

Deferred policy acquisition costs...............................    28,529      25,050
Salvage and subrogation recoverable.............................     2,144       1,768
Tax depreciation in excess of book depreciation.................     1,738       2,965
Net accumulated comprehensive income............................       -        13,621
Deferred items not included above...............................     2,902       3,177
      Deferred tax liabilities..................................    35,313      46,581

      Net deferred tax (asset) liability........................  $(43,051)   $  3,769

	Federal income tax on income is less than the amount computed by applying the statutory rate of 35% for the years ended 1999, 1998 and 1997 for the following reasons:

                                          Year ended December 31,
                               1999                 1998                1997
Tax at statutory rate..  $ 45,077    35.0%    $ 43,563   35.0%    $ 44,693    35.0%
Tax exempt interest....    (9,157)   (7.1)      (8,429)  (6.8)      (8,036)   (6.3)
Dividends paid to ESOP
  participants.........      (785)   (0.6)        (762)  (0.6)        (782)   (0.6)
Dividends received
  deduction............    (7,560)   (5.9)      (6,152)  (4.9)      (4,567)   (3.6)
Other..................      (421)   (0.3)        (245)  (0.2)         172     0.2
Tax at effective rate..  $ 27,154    21.1%     $27,975   22.5%     $31,480    24.7%

NOTE H-Related-Party Transactions

	The Company has made loans to insurance agencies with which Commerce transacts business on a regular basis. At December 31, 1999, six of these loans with an aggregate outstanding principal balance of $2,297, were collateralized by the assets of the agencies, one of these loans with an outstanding balance of $341 was collateralized by real estate as the primary collateral and the assets of the agency as secondary collateral. There were no loans to insurance agencies collateralized solely by real estate. At December 31, 1998, eight of these loans with an aggregate outstanding balance of $2,738 were collateralized by the assets of the agencies and none of these loans were collateralized by real estate.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars)

NOTE H-Related-Party Transactions (continued)

	One Director of the Company is the Chairman Emeritus and Assistant Clerk of an insurance agency which is one of the Company's independent insurance agencies. This Director sold his ownership interest in that agency in 1994, although he remains associated with it in the above stated capacity. This Director also continued to receive payments under non-competition and loan agreements through 1998. This Director receives no direct or indirect compensation based on the commissions paid to the agency by the Company. During the years ended December 31, 1998 and 1997, the agency received from the Company commissions of $940 and $834, respectively, in the aggregate, for policies written. The Company also purchased certain insurance coverages through the agency and paid premiums for these policies of $520 and $367 in 1998 and 1997, respectively.

	The immediate family of one Director of the Company owns more than a 10% equity interest in a construction company. This construction company provided construction and construction management services in connection with the construction of a new addition to an office building beginning in 1999. Terms of the contract provide for a guaranteed maximum payment to the construction company of $448, including a management fee of $111. Payments to the general contractor in connection with this contract in 1999 were $245.

NOTE I-Employee Stock Ownership Plan and 401(k) Plan

	The Company offers an Employee Stock Ownership Plan ("E.S.O.P.") and 401(k) Plan for the benefit of substantially all employees, including those of the Company's subsidiaries, with the exception of American Commerce as discussed in Note J. The E.S.O.P. is noncontributory on the part of participants and contributions are made at the discretion of the Board of Directors. The Company is under no obligation to make contributions or maintain the E.S.O.P. for any length of time, and may completely discontinue or terminate the E.S.O.P. at any time without liability. Contributions by the Company and subsidiaries to the E.S.O.P. for the years ending December 31, 1999, 1998 and 1997 were $5,744, $5,412 and $4,841, respectively. The E.S.O.P. owned 3,447,486 and 3,186,968 shares of the Company's common stock at December 31, 1999 and 1998, respectively.

	The 401(k) Plan, implemented in September, 1998, enables eligible employees to contribute up to 15% of eligible compensation on a pre-tax basis up to the annual maximum limits under federal tax law. The
Company incurs no expenses in the form of matching contributions but does pay for administration of the Plan.

NOTE J-American Commerce Pension and Post-Retirement Benefits

	American Commerce maintains a noncontributory defined benefit pension plan (the "pension plan") covering substantially all of their employees. All participants of the pension plan are eligible to retire with full retirement benefits upon attainment of age 65 with 5 years of participation. Retirement benefits are payable for the life of the participant with guaranteed payments for 10 years. To-date, all retirees have taken lump-sum payments.

	American Commerce makes contributions to a deposit administration contract, which provides the pension plan with assets sufficient to fund pension benefits to pension plan participants. The deposit administration contract is carried at contract value, which represents the cost of contributions plus interest and experience refunds. The pension plan is subject to and exceeds the minimum funding requirements of ERISA. Subsequent to year-end December 31, 1999, the Directors of American Commerce voted to terminate the pension plan and will be transitioning in 2000 to the E.S.O.P. American Commerce maintains a separate 401(k) Plan for the benefit of substantially all of its employees. American Commerce matches 50% of all employee contributions up to 6% of pay. Both American Commerce and it's employees share in administration expenses of the plan. Subsequent to December 31, 1999, the Directors of American Commerce voted to merge the 401(k) plan with the Company's Plan on January 1, 2001.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars)



NOTE J-American Commerce Pension and Post-Retirement Benefits
(continued)


	American Commerce also maintains a noncontributory post-retirement benefit plan (the "post-retirement plan") for retirees that includes medical, dental and life insurance coverages. All participants of the post-retirement plan are eligible upon attainment of age 55 with 10 years of service or age 65 with 5 years of service. Dental coverage ceases at age 65 and life insurance coverage decreases based upon the age of the retiree until the attainment of age 70, at which time they are provided a nominal amount of coverage from age 70 and thereafter. Participant's spouses are also covered under the post-retirement plan.
The cost of post-retirement medical, dental and life insurance benefits is accrued over the active service periods of employees to the date they attain full eligibility for such benefits. It is the policy of American Commerce to pay for post-retirement benefits as incurred.

	The following table shows, as of December 31, 1999, the American Commerce plans' funded status reconciled with amounts reported in the consolidated balance sheet and the assumptions used in determining the actuarial present value of the benefit obligation:

                                                                            Post-
                                                            Pension      Retirement
                                                             Plan           Plan
Plan assets at fair value..............................     $  3,048      $      0
Accumulated benefit obligation:
  Vested...............................................        3,438           -
  Non-vested...........................................          135           -
  Retirees.............................................          -           1,219
  Active participants, fully eligible..................          -             889
  Active participants, not eligible....................          -           1,844
Accumulated benefit obligation.........................        3,573         3,952
  Additional benefits based on future salary levels....        2,337           -
    Projected benefit obligation.......................        5,910         3,952
Unfunded status of plan................................       (2,862)       (3,952)
Unrecognized prior service costs.......................          324           (23)
Unrecognized net transition obligation.................          161         1,285
Unrecognized net loss..................................        1,569           143
      Accrued benefit cost.............................      $  (808)     $ (2,547)

Assumptions:
  Weighted average discount rate.......................          7.1%          7.0%
  Weighted average rate of compensation increase.......          5.0%          -

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars)


NOTE J-American Commerce Pension and Post-Retirement Benefits
(continued)

	Net periodic cost of the American Commerce pension and post-retirement plans for the period ended December 31, 1999 includes the following components:

                                                                            Post-
                                                            Pension      Retirement
                                                             Plan           Plan
Service cost-benefits earned...........................     $    497      $    238
Interest cost on projected benefit obligation..........          453           246
Actual return on plan assets...........................         (168)          -
Amortization of unrecognized net transition
  obligation...........................................           41            99
Amortization of unrecognized prior service cost........           83            (3)
Amortization of unrecognized loss......................           74            -
Net asset loss deferred for later recognition..........         (109)           -
  Net periodic cost....................................      $   871      $    580

	The assumed health care cost trend rate for 1999 was 9.5% and 7.75% for medical and dental, respectively. These rates grade down until the final trend rates of 6.0% and 5.0% for medical and dental, respectively, are reached in 2010. A one percentage point increase in the assumed health and dental cost trend rates increases the sum of the service and interest costs components of the 1999 periodic post-retirement benefit cost by 13.0% and the accumulated post-retirement benefit obligation as of December 31, 1999 by 14.0%

NOTE K-Stockholders' Equity

Book Value Rights, Book Value Awards, Stock Appreciation Rights and Stock Options Program

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

	Book value awards issued relating to this Plan totaled 478,248, 482,215 and 453,488 in 1999, 1998 and 1997, respectively. Expenses relating to book value awards were $438, $470 and $3,068 in 1999, 1998 and 1997, respectively. Stock appreciation rights issued also relating to this Plan totalled 509,872 and 493,992 in 1998 and 1997, respectively. Expenses (income) relating to stock appreciation rights were ($3,159), ($656) and $15,657 in 1999, 1998 and 1997, respectively.
The outstanding book value awards and stock appreciation rights entitle the holders to cash payments based upon the extent to which, if at all, the per share book value or market value, as applicable, of the common stock exceeds certain thresholds set at the time the award was granted.

	During 1999, for the first time under the Plan, the Company granted stock options ("options") totaling 700,179. There were no expenses related to these options in 1999. The outstanding options entitle the recipient to purchase the Company's common stock based upon the extent to which, if at all, the per share market value of the common stock exceeds certain thresholds set at the time the option was granted. Unexercised options terminate not later than eight years after the date of grant (not later than ten years after the date of grant for those options granted to officers of American Commerce).

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars Except for Per Share Data)


NOTE K-Stockholders' Equity (continued)

	Aggregate liabilities for the combined programs were $986 and $9,609 at December 31, 1999 and 1998, respectively.

	The following is a summary of the changes in options outstanding under the Plan:

                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                     Shares            Price
        Options outstanding, beginning of year....       -                -
         Granted January 29, 1999.................    50,000          $36.32
         Granted April 30, 1999...................   650,179          $32.81
         Exercised................................       -                -
         Terminated...............................       -                -
        Options outstanding, end of year..........   700,179          $32.83
        Options exercisable, end of year..........       -                -

	The estimated weighted average fair value per share of the options was $3.78 in 1999.


	Additionally, during 1999, the Company granted options totaling 1,872,380 to certain agents of American Commerce (the "American Commerce Agents' Plan"). The right of the recipient to exercise these options is contingent upon the average volume of other-than-Massachusetts private passenger automobile and homeowners direct written premiums placed and maintained with American Commerce for the five year period ending December 31, 2003. If qualified, the recipient may purchase the Company's common stock at a price of $36.32, the exercise price, on or after January 29, 2004, the confirmation date, up to and until January 29, 2009, the expiration date. Expenses related to these options, determined in accordance with the fair value accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", amounted to $1,909 in 1999.

	The following is a summary of the changes in options outstanding under the American Commerce Agents' Plan:

                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                    Shares           Price
        Options outstanding, beginning of year..         -                -
         Granted................................   1,872,380          $36.32
         Exercised..............................         -                -
         Terminated.............................         -                -
        Options outstanding, end of year........   1,872,380          $36.32
        Options exercisable, end of year........         -                -

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars Except for Per Share Data)

NOTE K-Stockholders' Equity (continued)

	The fair value of each option granted in 1999, under the American Commerce Agents' Plan, was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

        Dividend yield....................................             4.43%
        Volatility........................................            28.20%
        Risk-free interest rate...........................             6.25%
        Expected option life in years.....................               7

	The estimated weighted average fair value per share of the options under the American Commerce Agents' Plan was $5.28 at December 31, 1999.


NOTE L-Net Capital Requirements

	The insurance companies included in the consolidated financial statements are subject to the financial capacity guidelines established by their respective state Divisions of Insurance. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders may, within certain limitations, pay such dividends and then file a report with the Commissioner. Dividends in excess of these limitations are called extraordinary dividends. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 1999, 1998 and 1997.

	To the extent Commerce and Citation are restricted from paying dividends to CHI, CHI will be limited in its ability to pay dividends to the Company. On this basis, the Company's ability to pay dividends to its stockholders is limited. During 1999 Commerce and Citation paid $47,000 and $9,306 in dividends, respectively to CHI; CHI then paid $56,070 to the Company in March 1999. During 1998 Commerce and Citation paid $43,300 and $8,338 in dividends, respectively, to CHI; CHI then paid $51,345 to the Company in March 1998.

	The Board of Directors of the Company voted to declare four quarterly dividends to stockholders of record totaling $1.11 per share and $1.07 per share in 1999 and 1998, respectively. On May 21, 1999, the Board voted to increase the quarterly stockholder dividend from $0.27 to $0.28 per share to stockholders of record as of June 4, 1999. Prior to that declaration, the Company had paid quarterly dividends of $0.27 per share dating back to May 15, 1998 when the Board voted to increase the dividend from $0.26 to $0.27 per share.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars)

NOTE M-Statutory Balances

	Following is a GAAP to Statutory reconciliation for both earnings and policyholders surplus for the combined operations of Commerce, Citation, Commerce West and American Commerce:

                                           1999                1998                1997
                                   Earnings  Equity     Earnings   Equity   Earnings    Equity
GAAP.............................  $ 99,155  $614,416   $ 93,888  $649,751  $101,528   $609,416
Deferred income taxes (benefits).      (944)  (40,634)    (1,971)    5,423     4,039      8,352
Deferred acquisition costs.......    (3,373)  (98,499)    (3,495)  (88,759)   (2,296)   (85,264)
Bonds-book versus market.........       -      11,400        -     (18,786)      -      (23,812)
Preferred stock-market versus
 book............................       -        (528)       -      (1,307)      -         (429)
Deferred income..................       518     7,380       (326)    6,744      (697)     7,071
Deferred service fee income
  (expense)......................      (804)    2,611         91     3,411     1,784      3,139
Deferred reinsurance
 commissions.....................      (201)   10,054      5,728    10,253    (1,267)     4,424
Statutory reserve over statement
 reserves........................       -      (3,053)       -      (4,072)      -       (8,567)
Goodwill in subsidiary...........      (291)    1,645       (291)    1,936      (291)     2,226
Pension and post-retirement
 benefit.........................       -       3,408        -         -         -          -
Adjustment for non-insurance
 company subsidiary...............    8,651    11,727        -         -         -          -
Difference in GAAP to statutory
 net income in subsidiary........       329       -           80       -          57        -
Other............................       -        (953)       -      (1,091)      -           42
     Total adjustments...........     3,885   (95,442)      (184)  (86,248)    1,329    (92,818)
Statutory........................  $103,040  $518,974   $ 93,704  $563,503  $102,857   $516,598

NOTE N-Segment Information

	The Company has four reportable segments: (1) property and casualty insurance - Massachusetts; (2) property and casualty insurance
- other than Massachusetts; (3) real estate and commercial lending; and,
(4) corporate and other. The Company's property and casualty insurance operations are written through Commerce, Citation, Commerce West, and American Commerce and are marketed to affinity groups, individuals, families and businesses through the Company's relationships with professional independent insurance agencies. The Company's real estate and commercial lending operations are a result of insurance companies having the authorization to invest in mortgages. The Company's wholly-owned subsidiary, Bay Finance Company, Inc., originates and services residential and commercial mortgages in Massachusetts and Connecticut. The corporate and other segment represents the remainder of the Company's activities, including those of the parent company.

	The Company evaluates performance and allocates resources based primarily on the property and casualty insurance segment which represents 99.0% of the Company's total revenue for the past three years. The accounting policies of the reportable segments are the same as those described in Note A - Summary of Significant Accounting
Polices.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars)


NOTE N-Segment Information (continued)


Selected information by industry segment for 1999, 1998 and 1997 is summarized as follows:

                                                            Earnings Before   Identifiable
                                                 Revenue      Income Taxes       Assets
1999
  Property and casualty insurance
   Massachusetts.............................   $864,508        $118,636       $1,574,734
   Other than Massachusetts..................    115,630           2,431          223,444
  Real estate and commercial lending.........      4,355           4,355           72,937
  Corporate and other........................      3,047           3,368              357
      Consolidated...........................   $987,540        $128,790       $1,871,472

1998
  Property and casualty insurance
   Massachusetts.............................   $816,201        $113,593       $1,627,633
   Other than Massachusetts..................     27,597           3,666           45,366
  Real estate and commercial lending.........      5,049           5,049           74,070
  Corporate and other........................      3,483           2,159            8,914
      Consolidated...........................   $852,330        $124,467       $1,755,983

1997
  Property and casualty insurance
   Massachusetts.............................   $802,587        $128,006       $1,613,746
   Other than Massachusetts..................     30,895           4,716           45,628
  Real estate and commercial lending.........      4,448           4,448           83,420
  Corporate and other........................      3,383          (9,475)          11,959
      Consolidated...........................   $841,313        $127,695       $1,754,753

NOTE O-Supplement to Consolidated Statements of Cash Flows

	During the years ended December 31, 1999 and 1998, the Company did not acquire any property through foreclosure of mortgages.


NOTE P-Insolvency Fund Assessments

	As provided in the statutes, insurance companies which write business in Massachusetts are assessed for losses attributable to the insolvency of other insurance companies by the Massachusetts Insurers Insolvency Fund ("M.I.I.F."). From its inception, on August 2, 1972 through December 31, 1999, the M.I.I.F. has approved assessments totaling $126,822, of which the Company's share was approximately $7,269. It is anticipated that there will be additional assessments from time to time relating to various insolvencies. By statute, no insurer may be assessed in any year an amount greater than two percent of that insurer's net direct written premiums for the calendar year preceding the assessment. Although the timing and amounts of any such assessments are not known, Management is of the opinion that such assessments will not have a material effect on the consolidated financial position of the Company. According to statute, the assessed insurance companies have the right to recoup amounts paid to the M.I.I.F., over a reasonable length of time, through premium rates approved by the Commissioner. The Company's policy has been to recognize the recovery of the assessed amounts as received. M.I.I.F. had no activity during 1999. Refunds of assessments from the M.I.I.F. for the year ended December 31, 1998 were $271 and assessments by the M.I.I.F. for the year ended December 31, 1997 were $283.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars Except for Per Share Data)


NOTE P-Insolvency Fund Assessments (continued)

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


NOTE Q-Quarterly Results of Operations (Unaudited)

An unaudited summary of the Company's 1999 and 1998 quarterly performance is as follows:

1999                                               First      Second       Third     Fourth
                                                  Quarter     Quarter     Quarter    Quarter
Total revenues.................................  $227,746    $250,762    $251,316   $257,716
Net earnings...................................    14,681      22,792      27,021     38,094
Comprehensive income (loss)....................    (5,030)     14,633       9,680      5,143
Net earnings excluding the after-tax impact
 of net realized investment gains (losses)(1)..    14,954      18,525      25,925     37,609
Net earnings per weighted average common
  share (basic and diluted)....................      0.41        0.65        0.78       1.10
Basic and diluted net earnings per common
 share excluding the after-tax impact of net
 realized investment gains (losses)(1)........       0.42        0.53        0.74       1.10
Cash dividends paid per share..................      0.27        0.28        0.28       0.28

1998                                               First      Second       Third     Fourth
                                                  Quarter     Quarter     Quarter    Quarter
Total revenues.................................  $214,380    $217,610    $206,060   $214,280
Net earnings...................................    25,235      19,585      29,861     21,811
Comprehensive income...........................    23,953      16,473      32,417     21,712
Net earnings excluding the after-tax impact
 of net realized investment gains (losses)(1)..    22,764      18,752      29,862     20,714
Net earnings per weighted average common
  share (basic and diluted)....................      0.70        0.54        0.83       0.61
Basic and diluted net earnings per common
 share excluding the after-tax impact of net
 realized investment gains (losses)(1)........       0.63        0.52        0.83       0.58
Cash dividends paid per share..................      0.26        0.27        0.27       0.27

(1) The above figures are presented to provide information to the reader due to the amount of, and fluctuations in, net realized gains and losses. The amounts noted, commonly known as Operating Income, are important measures of corporate performance.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Thousands of Dollars)



NOTE R-Subsequent Events

	In 2000, the Company entered into a Limited Partnership Agreement with Conning Partners V, L.P., a Delaware limited partnership. This partnership agreement required a commitment by the Company to invest $50,000 into the partnership throughout the next five years as determined by the General Partner. To date the Company has not yet invested into the partnership leaving a balance for funds still committed but not paid into the partnership of $50,000. The Partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity, equity-related and other securities issued in expansion financing, start-ups, buy-outs and recapitalization transactions relating to companies in the areas of insurance, financial services, e-commerce, healthcare and related businesses, including, without limitation, service and technology enterprises supporting such businesses, in order to realize long-term capital returns, all as determined and managed by the General Partner for the benefit of the Partners.

	On February 10, 2000 the Massachusetts Division of Insurance placed Trust Insurance Company ("Trust") in rehabilitation. At December 31, 1999, Trust was the ninth largest writer of private passenger automobile insurance in Massachusetts, with an approximate 5% market share. Although expected to have minimal adverse impact, if any, the Company is unable to determine the overall effect that this event may have on the consolidated operating and financial position of the Company.

SELECTED CONSOLIDATED FINANCIAL DATA

	The data should be read in conjunction with the consolidated financial statements, related footnotes, and other financial information included herein. The financial statements for the three years ended December 31, 1999 have been audited by Ernst & Young LLP. The financial statements for the two years ended December 31, 1996 have been audited by other independent auditors. All dollar amounts set forth in the following tables are in thousands, except per share data:

                                                     Year ended December 31,
                                       1999         1998        1997        1996        1995
Statement of Earnings Data:
  Net premiums written..........   $  911,993   $  745,048  $  741,501  $  711,570  $  603,421
  (Increase) decrease in
   unearned premiums............      (40,163)         572     (11,004)    (42,854)    (10,831)
  Earned premiums...............      871,830      745,620     730,497     668,716     592,590
  Net investment income.........       89,787       86,501      80,972      77,402      71,313
  Premium finance and service
   fees.........................       14,774       13,440       7,074       9,713      19,420
  Amortization of excess of
   book value of subsidiary
   interest over cost...........        3,019          -           -           -           -
  Net realized investment gains
  (losses)......................        8,130        6,769      22,770      (7,574)        712
       Total revenues...........      987,540      852,330     841,313     748,257     684,035

  Losses and loss adjustment
   expenses.....................      625,090      531,429     526,127     475,231     367,552
  Policy acquisition costs......      233,660      196,434     187,491     181,013     166,741
       Total expenses...........      858,750      727,863     713,618     656,244     534,293

  Earnings before income taxes
   and minority interest........      128,790      124,467     127,695      92,013     149,742

  Income taxes..................       27,154       27,975      31,480      18,049      39,541
  Net earnings before minority
   interest.....................      101,636       96,492      96,215      73,964     110,201
  Minority interest.............          952          -           -           -           -

       Net earnings.............   $  102,588   $   96,492  $   96,215  $   73,964  $  110,201

       Comprehensive income.....   $   24,426   $   94,555  $  100,368  $   80,539  $  169,119

Per Share Data:
       Basic and diluted net
        earnings per share......   $     2.94   $     2.68  $     2.67  $     2.04  $     2.93

       Cash dividends paid per
        share...................   $     1.11   $     1.07  $     1.03  $     0.81  $     0.23

Weighted average number of
 shares outstanding.............   34,940,074   36,042,652  36,044,679  36,311,887  37,632,236

                                                                 December 31,
                                       1999         1998        1997        1996       1995
Balance Sheet Data:
  Total investments.............   $1,268,979   $1,257,900  $1,242,695  $1,167,671  $1,096,778
  Premiums receivable...........      195,160      162,878     169,469     157,835     127,047
  Total assets..................    1,871,472    1,755,983   1,754,753   1,676,799   1,564,175
  Unpaid losses and loss
   adjustment expenses..........      675,188      596,996     649,473     662,832     626,029
  Unearned premiums.............      457,095      391,424     379,599     367,991     330,454
  Stockholders' equity..........      646,634      705,785     649,796     587,039     549,714
  Stockholders' equity
   per share ...................        18.82        19.58       18.03       16.28       14.96

MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS
(Thousands of Dollars)

	The following exhibits depict the progress of the insurance operations of the Company over the past fifteen years. For these years of operation, net premiums written amounted to $6,380,394. During this period, the aggregate statutory financial ratios were 68.8% for losses and loss expenses and 26.8% for underwriting expenses resulting in an aggregate combined ratio of 95.6%. Total net investment income amounted to $682,827 or 10.7% of net premiums written. Net realized gains were $102,475. Stockholders' equity was $24,588 at the beginning of 1985 and $614,416, at the end of 1999, resulting in an average annual increase in excess of 23.9%. The progress of the insurance operations during the most recent five year period, compared to the two previous five year periods, can best be illustrated by the following comparison:

                                                                  5-Year Period

                                                        1995-99        1990-94    1985-89
Direct premiums written..........................    $3,872,145     $2,582,664   $1,095,999

Net premiums written.............................     3,713,533      2,192,395      474,466

Net investment income............................       405,976        214,311       62,540

Net realized gains...............................        30,579         65,036        6,860

Stockholders' equity at end of period............       614,416        378,301       95,288

Statutory Financial Ratios (Unaudited)
  Losses and loss expenses to premiums earned....          70.0%          65.6%        73.9%

  Underwriting expenses to net premiums written..          26.7           27.3         24.3
      Combined ratio.............................          96.7%          92.9%        98.2%

Increase in Stockholders' Equity.................          62.4%         297.0%       287.5%



The insurance operations of the Company include the operating results of Commerce and Citation, along with Commerce's subsidiary company's, Commerce West and American Commerce. Citation commenced business in 1981 as a wholly-owned subsidiary of Commerce. On December 31, 1989, the ownership of Citation was transferred to The Commerce Group, Inc.
In September 1993, ownership of both Commerce and Citation was transferred from The Commerce Group, Inc. to CHI, a subsidiary of The Commerce Group, Inc. Results of Commerce West are included since its acquisition by Commerce on August 31, 1995. Results of American Commerce are included since its acquisition by Commerce on January 29, 1999. The combined balance sheets of these insurance subsidiaries appear on pages 67 and 68. The combined statements of earnings of insurance operations appear on pages 69 and 70.

MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED BALANCE SHEETS OF INSURANCE SUBSIDIARIES
December 31,
(Thousands of Dollars)

                                         1999        1998        1997        1996        1995




ASSETS
Cash and short-term investments..... $   22,411  $   75,655  $  238,685  $  140,102  $   52,308
Bonds, at market (at amortized cost
 prior to 1993).....................    647,338     619,267     590,597     716,702     815,277
Preferred stocks, at market (at
 amortized cost prior to 1993)......    211,049     197,425     148,499     147,680     111,220
Common stocks, at market............    301,467     283,961     178,089      86,041      40,359
Mortgage loans on real estate.......     42,479      46,573      57,425      45,398      31,404
Other investments...................     14,139       7,825       3,783         127         -
Premium balances receivable.........    195,047     162,704     169,311     157,673     126,090
Investment income receivable........     14,531      13,544      12,103      12,655      14,440
Residual market receivable..........    156,660     153,220     180,799     195,213     200,124
Reinsurance receivable..............     48,365      36,687      18,170      19,659      21,897
Deferred acquisition costs..........     98,500      88,759      85,264      82,968      67,160
Current income taxes................        -         2,773         -           -           -
Deferred income taxes...............     43,081         -           -           -         2,100
Non-compete agreement...............      3,179         -           -           -           -
Real estate, furniture and equipment     27,321      27,885      29,060      26,011      24,642

        Total assets................ $1,825,567  $1,716,278  $1,711,785  $1,630,229  $1,507,021

LIABILITIES

Unpaid losses and loss expenses..... $  674,666  $  592,174  $  637,094  $  657,854  $  618,791
Unearned premiums...................    457,095     391,424     379,599     367,991     330,454
Excess of book value of subsidiary
 interest over cost.................     10,758         -           -           -           -
Notes payable.......................        -           -           -           -           -
Deferred income.....................      7,464       6,948       7,271       7,974       8,954
Accounts payable, accrued and other
 liabilities........................     48,158      70,558      60,332      41,368      34,351
Current income taxes................     11,822         -         9,635       2,726       1,596
Deferred income taxes...............        -         5,423       8,438       2,165         -
        Total liabilities...........  1,209,963   1,066,527   1,102,369   1,080,078     994,146

Minority interest...................      1,188         -           -           -           -

STOCKHOLDERS' EQUITY

Capital stock.......................      3,600       3,620       3,600       3,600       3,450
Paid-in capital.....................     45,050      45,050      45,050      45,050      23,700
Retained earnings
  Balance, January 1................    601,081     560,766     501,501     485,725     351,151
  Net earnings......................     99,155      93,888     101,528      74,432     110,450
  Other comprehensive income (loss).    (78,164)     (1,935)      4,152       6,574      58,919
  Dividends paid....................    (56,306)    (51,638)    (46,415)    (65,230)    (34,795)
Balance, December 31................    565,766     601,081     560,766     501,501     485,725
        Total stockholders' equity..    614,416     649,751     609,416     550,151     512,875
Total liabilities and
          stockholders' equity...... $1,825,567  $1,716,278  $1,711,785  $1,630,229  $1,507,021





67
<page


MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED BALANCE SHEETS OF INSURANCE SUBSIDIARIES
December 31,
(Thousands of Dollars)

    1994        1993       1992     1991     1990     1989    1988      1987     1986     1985




ASSETS
$    4,560 $   12,615 $   25,809 $ 11,190 $ 38,654 $ 84,308 $ 60,885  $ 21,051 $ 10,048 $ 11,802

   745,010    649,491    505,565  329,935  242,735  153,621  133,867   116,220   88,755   56,985

    85,574     80,059      2,261      869    1,010    1,324    1,606     2,295    6,755    9,956
     9,656     47,462     43,545   30,055    4,869    2,900    1,921     1,438      149      134
    35,715     42,042     60,697   66,122   56,124   52,244   42,882    15,931      -        -
       -          -       67,876   55,510   57,733   56,713   33,727    19,329   11,817    8,194
   101,529     94,333        -        -        -        -        -         -        -        -
    13,285     10,205      9,710    6,063    4,235    3,093    2,889     2,370    2,485    1,722
   214,818    220,312    274,426  277,196  290,440  268,951  198,177   132,725   87,178   50,327
    16,892     12,868        365      -         -        -        -         -       -        -
    59,066     53,647     55,442   33,981   27,273   22,702   15,699    10,898    7,129    5,417
       -          -          -        -        -        341      266       -      2,209    1,294
    38,180        -          -        883    1,666      -        -         -        -        -
       -          -          -        -        -        -        -         -        -        -
    25,246     22,371     23,183   24,163   25,046   23,118    9,684     8,356    7,370    5,648

$1,349,531 $1,245,405 $1,068,879 $835,967 $749,785 $669,315 $501,603  $330,613 $223,895 $151,479

LIABILITIES

$  592,373 $  567,797 $  495,800 $439,551 $403,752 $345,020 $270,628  $169,539 $113,513 $ 71,525
   314,719    283,526    264,567  192,785  175,334  174,345  118,079    84,876   55,378   36,024

       -          -          -        -        -        -        -         -        -        -
       -          -          -        -      1,662    1,837    2,013     2,204    3,772    4,140
    10,451      7,351      8,384   12,918   20,264   23,689   23,307    11,058    7,503    4,208

    43,433     16,564     20,863    7,677   21,065   27,513   19,350    14,532    8,532    4,162
    10,254      4,867      9,249    5,811    3,542      -        -         470      -         -
       -       13,669      4,400      -        -      1,623    1,021     1,853    3,736    3,623
   971,230    893,774    803,263  658,742  625,619  574,027  434,398   284,532  192,434  123,682

       -          -          -        -        -        -        -         -        -        -

STOCKHOLDERS' EQUITY

     3,450      3,450      3,450    3,450    3,450    3,450    2,350     2,350    2,350    2,350
    23,700      8,700      8,700    8,700    8,700    8,700    6,500     6,500    6,500    6,500

   339,481    253,466    165,075  112,016   83,138   62,877   37,231    22,611   18,947   15,738
   113,892     79,837     91,980   55,214   32,414   21,966   21,837    15,614    4,362    4,025
   (77,622)    21,928      9,811    2,545      (86)     645      321       (54)       7     (158)
   (24,600)   (15,750)   (13,400)  (4,700)  (3,450)  (2,350)  (1,034)     (940)    (705)    (658)
   351,151    339,481    253,466  165,075  112,016   83,138   58,355    37,231   22,611   18,947
   378,301    351,631    265,616  177,225  124,166   95,288   67,205    46,081   31,461   27,797

$1,349,531 $1,245,405 $1,068,879 $835,967 $749,785 $669,315 $501,603  $330,613 $223,895 $151,479

MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS
Year Ended December 31,
(Thousands of Dollars)

                                                1999      1998      1997      1996      1995
Underwriting
  Direct premiums written...................  $948,149  $796,858  $768,649  $731,823  $626,666

  Net premiums written......................  $911,993  $745,048  $741,501  $711,570  $603,421
  Increase (decrease) in unearned
   premiums.................................    40,163      (572)   11,004    42,854    10,831
      Earned premiums.......................   871,830   745,620   730,497   668,716   592,590

Expenses
  Losses and loss expenses..................   628,087   533,523   521,775   474,173   367,258
  Underwriting expenses.....................   238,458   200,525   185,146   194,873   171,892
  (Increase) decrease in deferred
   acquisition costs........................    (3,374)   (3,495)   (2,296)  (15,809)   (5,723)
      Total expenses........................   863,171   730,553   704,625   653,237   533,427
Underwriting income (loss)..................     8,659    15,067    25,872    15,479    59,163
Net investment income.......................    90,042    86,664    81,396    76,867    71,007
Premium finance fees........................    14,768    13,426     7,056     9,666    19,246
Amortization of excess of book value
 of subsidiary interest over cost...........     3,019       -         -         -         -
Net realized investment gains (losses)......     8,168     6,645    22,909    (7,863)      720
      Earnings before Federal income taxes
      withdrawing companies' settlements
      and minority interest.................   124,656   121,802   137,233    94,149   150,136

Other income
  Withdrawing companies' settlements........       -         -         -         -         -
Earnings before Federal income taxes
 and minority interest......................   124,656   121,802   137,233    94,149   150,136
Federal income taxes (benefits).............    26,453    27,914    35,705    19,717    39,686
Earnings before cumulative effect of
 change in accounting principle and
 minority interest..........................    98,203    93,888   101,528    74,432   110,450
Cumulative effect on prior years (to
 December 31, 1986) of changing to
 different method of accounting for
 income taxes...............................       -         -         -         -         -
Minority interest...........................       952       -         -         -         -
      NET EARNINGS..........................  $ 99,155  $ 93,888  $101,528  $ 74,432  $110,450

Statutory Financial Ratios (Unaudited)
  Losses and loss expenses to
   premiums earned..........................    72.0%     71.6%     71.4%     70.9%     62.0%
  Underwriting expenses to net
   premiums written.........................    26.5      26.5      25.1      27.1      29.0
      Combined ratio........................    98.5%     98.1%     96.5%     98.0%     91.0%
      Underwriting profit (loss)............     1.5%      1.9%      3.5%      2.0%      9.0%

MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS
Year Ended December 31,
(Thousands of Dollars)

   1994      1993        1992      1991      1990      1989      1988      1987     1986      1985

$625,023  $601,289   $ 525,495  $429,780  $401,077  $366,492  $306,469  $206,231  $131,807  $85,000

$589,197  $563,416   $ 508,847  $310,999  $219,936  $140,313  $124,923  $ 99,193  $ 60,808  $49,229

  17,144    14,856      98,353    30,193    34,692    12,655     9,678    13,428     6,775    6,392
 572,053   548,560     410,494   280,806   185,244   127,658   115,245    85,765    54,033   42,837


 369,764   373,243     271,848   173,901   125,219    88,564    80,203    65,299    44,205   33,548
 162,446   147,290     138,669    85,655    55,551    44,181    33,115    25,882    18,460   15,177

  (5,420)    1,796     (21,462)   (6,708)   (4,571)   (7,003)   (4,801)   (3,769)   (1,712)  (1,448)
 526,790   522,329     389,055   252,848   176,199   125,742   108,517    87,412    60,953   47,277
  45,263    26,231      21,439    27,958     9,045     1,916     6,728    (1,647)   (6,920)  (4,440)
  63,119    52,868      39,685    32,661    25,978    21,256    15,999    10,896     7,554    6,835
  18,315    16,486      13,734    11,165    10,074     8,095     4,592     3,021     1,436      531

     -         -           -         -         -         -         -         -         -        -
  32,025    13,040      12,368     7,529        74       618     2,298     3,423       185      336


 158,722   108,625      87,226    79,313    45,171    31,885    29,617    15,693     2,255    3,262


     -         -        43,168       -         -         -         -         -         -        -

 158,722   108,625     130,394    79,313    45,171    31,885    29,617    15,693     2,255    3,262
  44,830    28,788      38,414    24,099    12,757     9,919     7,780     2,987    (2,107)    (763)


 113,892    79,837      91,980    55,214    32,414    21,966    21,837    12,706     4,362    4,025



     -         -           -         -         -         -         -       2,908       -        -
     -         -           -         -         -         -         -         -         -        -
$113,892  $ 79,837   $  91,980  $ 55,214  $ 32,414  $ 21,966  $ 21,837  $ 15,614  $  4,362  $ 4,025



  64.6%    68.0%       66.2%     61.9%      65.7%     68.0%     69.5%     79.4%     83.5%    79.7%

  27.1     25.7        28.1      30.0       26.7      26.3      22.0      22.5      24.4     28.1
  91.7%    93.7%       94.3%     91.9%      92.4%     94.3%     91.5%    101.9%    107.9%   107.8%
   8.3%     6.3%        5.7%      8.1%       7.6%      5.7%      8.5%     (1.9%)    (7.9%)   (7.8%)

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

Joseph A. Borski, Jr..................... Self-employed Certified Public Accountant

Eric G. Butler........................... Retired Vice President and General Claims Manager
                                          of Commerce and Citation

Henry J. Camosse......................... Retired President, Henry Camosse & Sons Co., Inc.,
                                          a building and masonry supplies company

Gerald Fels.............................. Executive Vice President and Chief Financial
                                          Officer of the Company

David R. Grenon.......................... Chairman Emeritus and Assistant Clerk of The
                                          Protector Group Insurance Agency, Inc.

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

John J. Kunkel........................... President and Treasurer, Kunkel Buick and GMC
                                          Truck, Treasurer, Kunkel Bus Company

Raymond J. Lauring....................... Retired President, Lauring Construction Company

Roger E. Lavoie.......................... Retired President and Treasurer, Lavoie Toyota-
                                          Dodge, Inc.

Normand R. Marois........................ Retired Chairman of the Board, Marois Bros., Inc.,
                                          a contracting firm

Suryakant M. Patel....................... Retired physician who specialized in internal medicine

Arthur J. Remillard, Jr.................. President, Chief Executive Officer and Chairman
                                          of the Board of the Company

Arthur J. Remillard, III................. Senior Vice President and Assistant Clerk of
                                          the Company; Senior Vice President of Commerce
                                          and Citation in charge of Policyholder Benefits

Regan P. Remillard....................... Senior Vice President of the Company; President
                                          and Secretary of Commerce West Insurance Company;
                                          President of ACIC Holding Co., Inc.; Vice Chairman
                                          of the Board and Chief Executive Officer of
                                          American Commerce Insurance Company

Antranig Sahagian........................ Retired Owner, A. Sahagian Service Center

Gurbachan Singh.......................... Retired physician who specialized in general surgery

John W. Spillane......................... Clerk of the Company and practicing attorney

                               DIRECTORS OF
                               COMMERCE HOLDINGS, INC.
                               The Commerce Insurance Company
Commerce West Insurance Company
                                   Citation Insurance Company

Arthur J. Remillard, Jr...........     President, Chief Executive Officer and
Chairman of the Board

Gerald Fels.......................     Executive Vice President and Chief
Financial Officer; Treasurer,
Commerce Holdings, Inc.

Arthur J. Remillard, III (1)......     Senior Vice President and Clerk

Regan P. Remillard................     Senior Vice President; President and
Secretary of
Commerce West Insurance Company

David R. Grenon (1)...............     Chairman Emeritus and Assistant Clerk
of The Protector Group Insurance Agency

John M. Nelson (1)................     Chairman of TJX Companies

Suryakant M. Patel (1)............     Retired physician who specialized in
                                       internal medicine

William G. Pike (1)...............     Executive Vice President and Chief
Financial Officer
of Granite State Bankshares, Inc.

H. Thomas Rowles (1)..............     Chairman of the Board of ACIC Holding
Co., Inc.; Chairman of
the Board of American Commerce
Insurance Company; President,
Chief Executive Officer and Director of
AAA Southern New
England


Mark A. Shaw (1)..................     Treasurer of ACIC Holding Co., Inc.;
Executive Vice
President and Chief Operating Officer
of AAA Southern New
England


(1) Commerce Holdings, Inc., The Commerce Insurance Company and
Citation Insurance Company only.


















72
<page





                               DIRECTORS OF
                               ACIC HOLDING CO., INC.(2)
                                  American Commerce Insurance Company


H. Thomas Rowles..................     Chairman of the Board of ACIC Holding Co., Inc.;
Chairman of the Board of American Commerce
Insurance Company; President, Chief Executive
Officer and Director of AAA Southern New England

Regan P. Remillard................     President of ACIC Holding Co., Inc.; Vice Chairman
of the Board and Chief Executive Officer of
American Commerce Insurance Company; Senior Vice
President of The Commerce Group, Inc.; President
and Secretary of Commerce West Insurance Company

Mark A. Shaw......................     Treasurer of ACIC Holding Co., Inc.; Executive Vice
President and Chief Operating Officer of AAA
Southern New England

Gerald Fels.......................     Executive Vice President and Chief Financial Officer
of The Commerce Group, Inc.

Patrick W. Doherty (3)............     President and Chief Executive Officer of AAA
Oklahoma

Terry R. Farias (3)...............     President and Chief Executive Officer of AAA Hoosier
Motor Club

Roger L. Graybeal (3).............     President and Secretary of AAA Oregon/Idaho

Richard S. Hamilton (3)...........     President of AAA West Pennsylvania/West
                                       Virginia/South Central Ohio

Gerald P. Hogan (3)...............     President and Chief Operating Officer of American
Commerce Insurance Company

Charles B. Liekweg (3)............     President and Chief Executive Officer of AAA
                                       Washington

D. James McDowell (3).............     President and Chief Executive Officer of AAA Arizona

Peter C. Ohlheiser (3)............     President of Ohio Motorists Association


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

Arthur J. Remillard, III...............   Senior Vice President and Assistant Clerk

Regan P. Remillard.....................   Senior Vice President





                                       DIRECTORS OF
                               CLARK-PROUT INSURANCE AGENCY, INC.

Arthur J. Remillard, Jr................   President and Chairman of the Board

Gerald Fels............................   Executive Vice President and Chief
Financial
Officer

John W. Spillane.......................   Clerk and Practicing Attorney

Arthur J. Remillard, III...............   Senior Vice President and Assistant Clerk

Elizabeth M. Edwards...................   Vice President

                                  THE COMMERCE GROUP, INC.
                                    Commerce Holdings, Inc.
                                      The Commerce Insurance Company
                                        Commerce West Insurance Company
                                        ACIC Holding Co., Inc. (1)
                                          American Commerce Insurance
                                             Company (2)
                                      Citation Insurance Company
                                    Bay Finance Company, Inc.
                                    Clark-Prout Insurance Agency, Inc.

OFFICERS OF THE COMMERCE GROUP, INC.

President, Chief Executive Officer and Chairman of the Board..     Arthur J. Remillard, Jr.
Executive Vice President and Chief Financial Officer..........     Gerald Fels
Senior Vice President and Assistant Clerk.....................     Arthur J. Remillard, III
Senior Vice President.........................................     Regan P. Remillard
Senior Vice President.........................................     Mary M. Fontaine
Vice President and General Counsel............................     James A. Ermilio
Clerk.........................................................     John W. Spillane
Treasurer and Chief Accounting Officer........................     Randall V. Becker
Assistant Treasurer...........................................     Thomas A. Gaylord
Assistant Vice President......................................     Robert E. McKenna

OFFICERS OF MASSACHUSETTS SUBSIDIARIES (3)

President, Chief Executive Officer and Chairman of the Board..     Arthur J. Remillard, Jr.

Executive Vice President and Chief Financial Officer..........     Gerald Fels

Senior Vice Presidents........................................     David H. Cochrane
                                                                   Peter J. Dignan
                                                                   Mary M. Fontaine
                                                                   Arthur J. Remillard, III
                                                                   Regan P. Remillard
                                                                   Joyce B. Virostek


Vice Presidents...............................................     Elizabeth M. Edwards
                                                                   Karen A. Lussier
                                                                   Michael J. Richards
                                                                   Angelos Spetseris
                                                                   Henry R. Whittier, Jr.

Vice President and General Counsel............................     James A. Ermilio

Assistant Vice Presidents...................  David P. Antocci     Susan A. Horan
                                              Robert M. Blackmer   John V. Kelly
                                              Stephen R. Clark     Ronald J. Lareau
                                              Raymond J. DeSantis  Donald G. MacLean
                                              Warren S. Ehrlich    Robert E. McKenna
                                              Richard W. Goodus    Robert L. Mooney
                                              James E. Gow         Emile E. Riendeau

Treasurer and Chief Accounting Officer........................     Randall V. Becker

Assistant Treasurer...........................................     Thomas A. Gaylord

(1) Incorporated in November, 1998. 80% owned by The Commerce Insurance Company and 20% owned by AAA Southern New England.
(2) Acquired by ACIC Holding Co., Inc. in January, 1999.
(3) Massachusetts subsidiaries include The Commerce Insurance Company, Citation Insurance Company, Bay Finance Company, Inc. and Clark-Prout Insurance Agency. Officers often hold positions with several operating subsidiaries. The titles listed represent their primary office as of March 1, 2000.
75
<page






Officers of ACIC Holding Co., Inc.
Chairman of the Board........................................      H. Thomas Rowles
President....................................................      Regan P. Remillard
Treasurer....................................................      Mark A. Shaw
Secretary....................................................      James A. Ermilio


Officers of American Commerce Insurance Company

Chairman of the Board........................................      H. Thomas Rowles
Vice Chairman of the Board and Chief Executive Officer.......      Regan P. Remillard
President and Chief Operating Officer........................      Gerald P. Hogan
Senior Vice President........................................      Carol R. Blaine
Treasurer....................................................      Richard B. O'Hara
Secretary and Chief Legal Officer............................      James A. Ermilio
Assistant Vice President.....................................      Gregory S. Clark
Assistant Vice President and General Counsel.................      Julie Deley-Shimer

Officers of Commerce West Insurance Company

Chairman of the Board........................................      Arthur J. Remillard, Jr.
President and Secretary......................................      Regan P. Remillard
Treasurer and Chief Financial Officer........................      Michael V. Vrban
Chief Reporting Officer......................................      Albert E. Peters
Investment Officer...........................................      Gerald Fels
Vice Presidents..............................................      Michael J. Berryessa
                                                                   Albert R. Harris
                                                                   Tushar M. Kothare





















76
<page



Stockholder Information


Annual Meeting

The Annual meeting of stockholders will be held at 9:00 a.m. on Friday, May 19, 2000 at the Company's
Underwriting Building, 11 Gore Road (Route 16), Webster,
MA.

Form 10-K

Stockholders interested in the detailed information contained in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission, may obtain a copy without charge, by writing to the Assistant to the President at 211 Main Street, Webster, MA 01570.

Transfer Agent

The Commerce Group, Inc.
c/o BANKBOSTON, NA
    EquiServe, L.P.
P.O. Box 8040
Boston, MA 02266-8040
(781) 575-3100 or (800) 733-5001
http://www.equiserve.com


Executive Offices

211 Main Street
Webster, MA 01570
(508) 943-9000

Company Websites

http://www.commerceinsurance.com
http://www.bayfinance.com


Trading of Common Stock

The Company's Common Stock trades on the NYSE under the symbol "CGI".

Independent Auditors

Ernst & Young LLP
200 Clarendon Street
Boston, MA 02116
(617) 266-2000
http://www.ey.com

NON-QUALIFIED STOCK OPTION AGREEMENT



THIS NON-QUALIFIED STOCK OPTION AGREEMENT is entered into as of April 30, 1999 by and between The Commerce Group, Inc., a
Massachusetts corporation with its principal place of business in Webster, Massachusetts (the "Company"), and `Name' (the "Grantee").

Witnesseth:

WHEREAS, the Board of Directors of the Company has adopted the 1994 Management Incentive Plan on May 20, 1994 (as amended to date, the "Plan"), which authorizes the Compensation Committee of the Board of Directors (the "Committee") to grant various Awards, including
Options, to officers of the Company and its subsidiaries;

WHEREAS, the stockholders of the Company have approved the Plan;
and

WHEREAS, the Committee has approved the grant of this Option to the Grantee, subject to the terms and conditions set forth in this Agreement;

NOW, THEREFORE, the parties hereto agree as follows:

Section 1.  The Plan

This Agreement is subject in every respect to the terms of the Plan. Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to them in the Plan.

Section 2.  Grant of Option

The Company hereby grants to the Grantee, as of the date hereof, an option (the "Option") to purchase up to `Shares' shares of Stock (the "Option Shares") at a price per share (the "Exercise Price") on the Vesting Date (as hereinafter defined) equal to the Initial Exercise Price (as defined in Section 3 of this Agreement) less any adjustments as set forth in this Agreement. Both the Exercise Price and the number of shares granted herein shall be subject to adjustment only as provided in the Plan. The Company intends that the Option shall not qualify as an "incentive stock option" under Section 422 of the Internal Revenue Code of 1986, as amended, or any successor provision thereto.

<page



Section 3.  Initial Exercise Price

The initial exercise price shall be thirty two dollars and eighty one cents ($32.81) (the "Initial Exercise Price").

Section 4.  Adjustments to Initial Exercise Price

On the Vesting Date (as hereinafter defined), the Exercise Price shall be calculated by subtracting from the Initial Exercise Price the sum of any of the following (a) the amount of all cash dividends which the Officer would have been entitled to receive had the Officer owned a share of Common Stock and held such share throughout the period beginning April 30, 1999 and ending April 30, 2002, and (b) the fair market value of all distributions of property made by the Company to holders of Common Stock (other than shares of Common Stock issuable by way of a stock split, stock dividend, combination of shares, recapitalization or the like) which the Officer would have been entitled to receive had the Officer owned a share of Common Stock and held such share throughout the period beginning April 30, 1999 and ending on the April 30, 2002.

Section 5.  Term of Option

Subject to such further limitations as are provided herein, the Option shall become effective upon the date of this Agreement and shall become exercisable on April 30, 2002 (the "Vesting Date"), unless such Vesting Date is accelerated in accordance with the terms
hereof.   The period beginning on the date hereof and ending on the
Expiration Date (as hereinafter defined) is referred to herein as the "Option Term."

Section 6.  Termination of the Option

The Option and all rights hereunder with respect thereto, to the extent such rights shall not have been exercised and to the extent the Option has not earlier terminated pursuant to this Agreement, shall terminate and become null and void after the close of business on May 1, 2007 (the "Expiration Date").

Section 7.   Conditions to Exercise

(a) It shall be a condition to any exercise of the Option granted hereunder that throughout the period beginning on the date hereof and ending on the date occurring three (3) months prior to the date of exercise of the Option, the Grantee shall have been in the continuous employ of the Company or any of its subsidiaries as an officer. The Grantee shall be deemed to have been in the continuous employ of the Company or any of its subsidiaries as an officer in the event of death or an approved leave of absence and/or disability or for any other purpose approved by the Company in accordance with the terms of the Plan.

(b) If the Grantee ceases to be employed by the Company by reason of the Grantee's death during the Option Term, the Option shall either (i) terminate if the Option was not exercisable at the date of the Grantee's death, or (ii) be exercisable, to the extent the Option was exercisable at the date of the Grantee's death, either by the Grantee's executor or administrator or, if not so exercised, by the legatees or distributees of the Grantee's estate, only during the three (3) months immediately following the Grantee's death, after which time the Option shall terminate, except as may be approved by the Company in accordance with the terms of the Plan.

(c) If the Grantee ceases to be employed by the Company by reason of the Grantee's disability or for any other purpose approved by the Board of Directors of the Company during the Option Term, the Option shall either (i) terminate if the Option was not exercisable at the date the Grantee's employment ceased, or (ii) be exercisable, to the extent the Option was exercisable at the date the Grantee's employment ceased, by the Grantee or by the Grantee's duly appointed guardian, only during the three (3) months immediately following the cessation of the Grantee's employment, after which time the Option shall terminate, except as may be approved by the Company in accordance with the terms of the Plan.

(d) In the event of a "change in control" (as hereinafter defined) of the Company, the Vesting Date of the Option shall be accelerated and the Option shall become immediately exercisable by the Grantee, except as may be determined by the Company in accordance with the terms of the Plan. For purposes of this Agreement, a "change in control" of the Company shall occur in the event that the Company shall sell all or substantially all of its assets or consolidate or merge with or into any other entity (other than a merger or consolidation that results in the persons who hold a majority of the outstanding shares of Common Stock immediately prior to such merger or consolidation holding, immediately after such merger or consolidation, a majority of the outstanding shares of common stock of the entity resulting from such merger or consolidation) or in the event the holders of a majority of the outstanding shares of Common Stock shall sell, in a single or related series of transactions, a majority of the outstanding shares of Common Stock to a person or entity, or related persons or entities.

(e) If Grantee voluntarily terminates his employment with the Company after the Vesting Date the Option will be exercisable only during the three (3) months immediately following such termination of employment, after which time the Option shall terminate, except as may be approved by the Company in accordance with the terms of the Plan.

(f) Notwithstanding any other provisions set forth herein or in the Plan, in no event shall the Option be exercised after the expiration of the Option Term.

Section 8.   Exercise of Option

(a) The Grantee may exercise the Option with respect to all or any part of the number of Option Shares then exercisable hereunder by giving written notice of election to the Company, attention:
Treasurer. Such notice shall specify the number of Option Shares as to which the Option is to be exercised and the date of exercise thereof, which date shall be at least five (5) calendar days after the giving of such notice unless an earlier time shall have been agreed upon by the Company.


<page



(b) At the time the Option is exercised, the Grantee shall make full payment for the Option Shares purchased, in cash, certified check or bank cashier's check, or, in whole or in part through the surrender and delivery of shares of Common Stock at their "fair market value" (as hereinafter defined) as of the date of delivery. The Grantor also shall pay to the Company or make provision satisfactory to the Company for the payment of any taxes required by law to be withheld by the Company at the time of the exercise of the Option or the sale of the Option Shares acquired upon such exercise. For purposes of this Section 8(b), "fair market value" of the Common Stock shall be determined based on the daily average of high and low sale prices of the Common Stock for the five trading days preceding the date of exercise as reported by the securities exchange or automated quotation system on which the Common Stock is listed on the date of exercise.

(c) In the event exercise of the Option shall require the Company to issue a fractional share of Common Stock of the Company, such fraction shall be disregarded and the purchase price payable in connection with such exercise shall be appropriately reduced. Any such fractional share shall be carried forward and added to any shares covered by future exercise(s) of the Option or if the Option has been exercised in full, by payment of the fair market value in lieu of such fractional share.

(d) Notwithstanding anything to the contrary contained herein, the Option shall not be exercisable unless either (i) a registration statement under the Securities Act of 1933, as amended, with respect to the Option Shares shall have become, and continues to be, effective, or (ii) the Grantee (a) shall have represented, warranted and agreed, in form and substance satisfactory to the Company, at the time of exercising the Option, that the Grantee is acquiring the Option Shares for the Grantee's own account, for investment and not with a view to or in connection with any distribution, (b) shall have agreed to restrictions on transfer in form and substance satisfactory to the Company, and (c) shall have agreed to an endorsement which makes appropriate reference to such representations, warranties, agreements and restrictions on the certificate(s) representing the Option Shares. The Company agrees to use reasonable efforts to cause the Option Shares to be registered under the Securities Act of 1933.

Section 9.   No Rights of a Shareholder

Neither the Grantee nor any personal representative shall be, or shall have any of the rights and privileges of, a shareholder of the Company with respect to any Option Shares, in whole or in part, prior to the date of exercise of the Option, including, without limitation, any rights with respect to dividends or other distributions, except as provided to the contrary herein.


Section 10.  Non-transferability of Option

During the Grantee's lifetime, the Option shall be exercisable only by the Grantee, and the Option shall not in any event be transferable except in case of the death of the Grantee or by will or the laws of descent and distribution, as set forth in Section 6(e) of the Plan.

<page



Section 11.  Adjustment for Stock Dividends, Stock Splits, Etc.

To preserve the benefits or potential benefits provided under this Agreement, the terms of this Agreement, including but not limited to the number of Option Shares and the Exercise Price, shall be appropriately adjusted in the event of any stock dividend, stock split, combination of shares, recapitalization (including Treasury Stock transactions) or the like effective as to shares of the Common Stock after the date hereof and prior to the Expiration Date.

Section 12.  No Right to Continued Employment

The Grantee shall have no right to continued employment by the Company or any of its subsidiaries by virtue of this Agreement, the granting of the Option or its exercise, and nothing contained herein shall be construed to limit the Company's right at any time to terminate the Grantee's employment, in accordance with the Company's By-laws, with or without cause, subject only to those obligations the Company may have for unpaid salary and/or expenses, in accordance with provisions of law.

Section 13.  Amendment of Option

The Option may be amended or modified at any time by the Company as provided in the Plan.

Section 14.  Notice

(a) Any notices required or permitted hereunder shall be addressed to the Company at 211 Main Street, Webster, MA 01570, attention: Treasurer, and to the Grantee at the most current address of the Grantee appearing in the records of the Company, as the case may be. Such notice must be in writing and will be deemed to have been effectively given on the date of actual receipt by the recipient party (arrival at the proper address or facsimile number being deemed to constitute receipt by the recipient party). All such notices and other communications shall be either (i) delivered personally, (ii) transmitted by facsimile transmission (if to the Company at facsimile number (508) 949-4411), (iii) mailed by registered or certified mail, postage prepaid, or (iv) delivered by a recognized commercial carrier. The party giving notice shall have the burden of proving delivery.

(b) the Company or the Grantee may, by notice to the other parties given in the manner provided in Section 14(a), change the Company's or the Grantee's address for future notice.

Section 15.  Governing Law

The validity, construction, interpretation and effect of this instrument shall be governed by and determined in accordance with the law of the Commonwealth of Massachusetts, without regard to conflicts of law principles.
<page



IN WITNESS WHEREOF, the Company has caused this Agreement to be duly executed by its respective officers thereunder duly authorized and the Grantee has hereunto set the Grantee's hand all as of the thirtieth day of April, 1999.


                                 THE COMMERCE GROUP, INC.


                                 By:
                                 Arthur J. Remillard, Jr.
                                 President and Chief Executive Officer


                                 ACCEPTED:


                                 By:
                                 `Name', the Grantee


<page



INCENTIVE STOCK OPTION AGREEMENT


THIS INCENTIVE STOCK OPTION AGREEMENT is entered into as of April 30, 1999 by and between The Commerce Group, Inc., a
Massachusetts corporation with its principal place of business in Webster, Massachusetts (the "Company"), and `Name' (the "Grantee").

Witnesseth:

WHEREAS, the Board of Directors of the Company has adopted the 1994 Management Incentive Plan on May 20, 1994 (as amended to date, the "Plan"), which authorizes the Compensation Committee of the Board of Directors (the "Committee") to grant various Awards, including
Options, to officers of the Company and its subsidiaries;

WHEREAS, the stockholders of the Company have approved the Plan; and

WHEREAS, the Committee has approved the grant of this Option to the Grantee, subject to the terms and conditions set forth in this Agreement;

NOW, THEREFORE, the parties hereto agree as follows:

Section 1.   The Plan

This Agreement is subject in every respect to the terms of the Plan. Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to them in the Plan.

Section 2.   Grant of Option

The Company hereby grants to the Grantee, as of the date hereof, an option (the "Option") to purchase up `Shares' of Stock (the "Option Shares") at a price per share (the "Exercise Price") on the Vesting Date (as hereinafter defined) equal to the Initial Exercise Price (as defined in Section 3 of this Agreement) less any adjustments as set forth in this Agreement. Both the Exercise Price and the number of shares granted herein shall be subject to adjustment only as provided in the Plan. The Company intends that the Option be treated for all purposes as an "incentive stock option," in compliance with Section 422 of the Internal Revenue Code of 1986, as amended, or any successor provision thereto. If there is a final judicial or administrative determination that this Option does not qualify as an incentive stock option as a consequence of any action or omission within the Company's control, the Company will use all commercially reasonable efforts to correct the deficiency to the extent possible.

Section 3.   Initial Exercise Price

The initial exercise price shall be thirty two dollars and eighty one cents ($32.81) (the "Initial Exercise Price").
<page



Section 4.   Adjustments to Initial Exercise Price

On the Vesting Date (as hereinafter defined), the Exercise
Price shall be calculated by subtracting from the Initial Exercise Price the sum of any of the following (a) the amount of all cash dividends which the Officer would have been entitled to receive had the Officer owned a share of Common Stock and held such share throughout the period beginning April 30, 1999 and ending April 30, 2002, and (b) the fair market value of all distributions of property made by the Company to holders of Common Stock (other than shares of Common Stock issuable by way of a stock split, stock dividend, combination of shares, recapitalization or the like) which the Officer would have been entitled to receive had the Officer owned a share of Common Stock and held such share throughout the period beginning April 30, 1999 and ending on the April 30, 2002.

Section 5.   Term of Option

Subject to such further limitations as are provided herein, the Option shall become effective upon the date of this Agreement and shall become exercisable on April 30, 2002 (the "Vesting Date"), unless such Vesting Date is accelerated in accordance with the terms
hereof.   The period beginning on the date hereof and ending on the
Expiration Date (as hereinafter defined) is referred to herein as the "Option Term."

Section 6.   Termination of the Option

The Option and all rights hereunder with respect thereto, to the extent such rights shall not have been exercised and to the extent the Option has not earlier terminated pursuant to this Agreement, shall terminate and become null and void after the close of business on May 1, 2007 (the "Expiration Date").

Section 7.   Conditions to Exercise

(a) It shall be a condition to any exercise of the Option granted hereunder that throughout the period beginning on the date hereof and ending on the date occurring three (3) months prior to the date of exercise of the Option, the Grantee shall have been in the continuous employ of the Company or any of its subsidiaries as an officer. The Grantee shall be deemed to have been in the continuous employ of the Company or any of its subsidiaries as an officer in the event of death or an approved leave of absence and/or disability or for any other purpose approved by the Company in accordance with the terms of the Plan.

(b) If the Grantee ceases to be employed by the Company by reason of the Grantee's death during the Option Term, the Option shall either (i) terminate if the Option was not exercisable at the date of the Grantee's death, or (ii) be exercisable, to the extent the Option was exercisable at the date of the Grantee's death, either by the Grantee's executor or administrator or, if not so exercised, by the legatees or distributees of the Grantee's estate, only during the three (3) months immediately following the Grantee's death, after which time the Option shall terminate, except as may be approved by the Company in accordance with the terms of the Plan.
<page



(c) If the Grantee ceases to be employed by the Company by reason of the Grantee's disability or for any other purpose approved by the Board of Directors of the Company during the Option Term, the Option shall either (i) terminate if the Option was not exercisable at the date the Grantee's employment ceased, or (ii) be exercisable, to the extent the Option was exercisable at the date the Grantee's employment ceased, by the Grantee or by the Grantee's duly appointed guardian, only during the three (3) months immediately following the cessation of the Grantee's employment, after which time the Option shall terminate, except as may be approved by the Company in accordance with the terms of the Plan.

(d) In the event of a "change in control" (as hereinafter defined) of the Company, the Vesting Date of the Option shall be accelerated and the Option shall become immediately exercisable by the Grantee, except as may be determined by the Company in accordance with the terms of the Plan. For purposes of this Agreement, a "change in control" of the Company shall occur in the event that the Company shall sell all or substantially all of its assets or consolidate or merge with or into any other entity (other than a merger or consolidation that results in the persons who hold a majority of the outstanding shares of Common Stock immediately prior to such merger or consolidation holding, immediately after such merger or consolidation, a majority of the outstanding shares of common stock of the entity resulting from such merger or consolidation) or in the event the holders of a majority of the outstanding shares of Common Stock shall sell, in a single or related series of transactions, a majority of the outstanding shares of Common Stock to a person or entity, or related persons or entities.

(e) If Grantee voluntarily terminates his employment with the Company after the Vesting Date the Option will be exercisable only during the three (3) months immediately following such termination of employment, after which time the Option shall terminate, except as may be approved by the Company in accordance with the terms of the Plan.

(f) Notwithstanding any other provisions set forth herein or in the Plan, in no event shall the Option be exercised after the expiration of the Option Term.

Section 8.   Exercise of Option

(a) The Grantee may exercise the Option with respect to all or any part of the number of Option Shares then exercisable hereunder by giving written notice of election to the Company, attention:
Treasurer. Such notice shall specify the number of Option Shares as to which the Option is to be exercised and the date of exercise thereof, which date shall be at least five (5) calendar days after the giving of such notice unless an earlier time shall have been agreed upon by the Company.


<page



(b) At the time the Option is exercised, the Grantee shall make full payment for the Option Shares purchased, in cash, certified check or bank cashier's check, or, in whole or in part through the surrender and delivery of shares of Common Stock at their "fair market value" (as hereinafter defined) as of the date of delivery. The Grantor also shall pay to the Company or make provision satisfactory to the Company for the payment of any taxes required by law to be withheld by the Company at the time of the exercise of the Option or the sale of the Option Shares acquired upon such exercise. For purposes of this Section 8(b), "fair market value" of the Common Stock shall be determined based on the daily average of high and low sale prices of the Common Stock for the five trading days preceding the date of exercise as reported by the securities exchange or automated quotation system on which the Common Stock is listed on the date of exercise.

(c) In the event exercise of the Option shall require the Company to issue a fractional share of Common Stock of the Company, such fraction shall be disregarded and the purchase price payable in connection with such exercise shall be appropriately reduced. Any such fractional share shall be carried forward and added to any shares covered by future exercise(s) of the Option or if the Option has been exercised in full, by payment of the fair market value in lieu of such fractional share.

(d) Notwithstanding anything to the contrary contained herein, the Option shall not be exercisable unless either (i) a registration statement under the Securities Act of 1933, as amended, with respect to the Option Shares shall have become, and continues to be, effective, or (ii) the Grantee (a) shall have represented, warranted and agreed, in form and substance satisfactory to the Company, at the time of exercising the Option, that the Grantee is acquiring the Option Shares for the Grantee's own account, for investment and not with a view to or in connection with any distribution, (b) shall have agreed to restrictions on transfer in form and substance satisfactory to the Company, and (c) shall have agreed to an endorsement which makes appropriate reference to such representations, warranties, agreements and restrictions on the certificate(s) representing the Option Shares. The Company agrees to use reasonable efforts to cause the Option Shares to be registered under the Securities Act of 1933.

(e) The Grantee agrees to notify the Company in writing promptly after the Grantee makes a Disqualifying Disposition (as defined in this paragraph) of any Option Share received pursuant to the exercise of this Option. The term "Disqualifying Disposition" means any disposition (including any sale) of an Option Share before the later of (a) two years after the Grantee was granted this Option, or (b) one year after Grantee acquired the Share by exercising this Option.

Section 9.   No Rights of a Shareholder

Neither the Grantee nor any personal representative shall be, or shall have any of the rights and privileges of, a shareholder of the Company with respect to any Option Shares, in whole or in part, prior to the date of exercise of the Option, including, without limitation, any rights with respect to dividends or other distributions, except as provided to the contrary herein.
<page



Section 10.  Non-transferability of Option

During the Grantee's lifetime, the Option shall be exercisable only by the Grantee, and the Option shall not in any event be transferable except in case of the death of the Grantee or by will or the laws of descent and distribution, as set forth in Section 6(e) of the Plan.



Section 11.  Adjustment for Stock Dividends, Stock Splits, Etc.

To preserve the benefits or potential benefits provided under this Agreement, the terms of this Agreement, including but not limited to the number of Option Shares and the Exercise Price, shall be appropriately adjusted in the event of any stock dividend, stock split, combination of shares, recapitalization (including Treasury Stock transactions) or the like effective as to shares of the Common Stock after the date hereof and prior to the Expiration Date.

Section 12.  No Right to Continued Employment

The Grantee shall have no right to continued employment by the Company or any of its subsidiaries by virtue of this Agreement, the granting of the Option or its exercise, and nothing contained herein shall be construed to limit the Company's right at any time to terminate the Grantee's employment, in accordance with the Company's By-laws, with or without cause, subject only to those obligations the Company may have for unpaid salary and/or expenses, in accordance with provisions of law.

Section 13.  Amendment of Option

The Option may be amended or modified at any time by the Company as provided in the Plan.

Section 14.  Notice

(a) Any notices required or permitted hereunder shall be addressed to the Company at 211 Main Street, Webster, MA 01570, attention: Treasurer, and to the Grantee at the most current address of the Grantee appearing in the records of the Company, as the case may be. Such notice must be in writing and will be deemed to have been effectively given on the date of actual receipt by the recipient party (arrival at the proper address or facsimile number being deemed to constitute receipt by the recipient party). All such notices and other communications shall be either (i) delivered personally, (ii) transmitted by facsimile transmission (if to the Company at facsimile number (508) 949-4411), (iii) mailed by registered or certified mail, postage prepaid, or (iv) delivered by a recognized commercial carrier. The party giving notice shall have the burden of proving delivery.

(b) the Company or the Grantee may, by notice to the other parties given in the manner provided in Section 14(a), change the Company's or the Grantee's address for future notice.
<page



Section 15.  Governing Law

The validity, construction, interpretation and effect of this instrument shall be governed by and determined in accordance with the law of the Commonwealth of Massachusetts, without regard to conflicts of law principles.

IN WITNESS WHEREOF, the Company has caused this Agreement to be duly executed by its respective officers thereunder duly authorized and the Grantee has hereunto set the Grantee's hand all as of the thirtieth day of April, 1999.


                                THE COMMERCE GROUP, INC.


                                By:
                                      Arthur J. Remillard, Jr.
                                      President and Chief Executive
                                      Officer


                                ACCEPTED:


                                By:
                                     `Name', the Grantee


<page


NON-QUALIFIED STOCK OPTION AGREEMENT

THIS NON-QUALIFIED STOCK OPTION AGREEMENT is entered into as of May 21, 1999 by and between The Commerce Group, Inc., a Massachusetts corporation ("CGI"), and `Name' (the "Grantee"), an employee of American Commerce Insurance Company, an Ohio corporation and subsidiary of CGI ("ACIC"). (CGI and any present or future subsidiary corporation as defined in Section 424 of the Internal Revenue Code of 1986, as amended, from time to time, including ACIC, are hereinafter collectively referred to as the "Company", unless the context otherwise requires.)

For good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto act and agree as follows:

Section 1.   The Plan

This Agreement is subject in every respect to the terms of CGI's 1994 Management Incentive Plan, as amended to date (the "Plan"), a copy of which is attached hereto as Exhibit A and is incorporated herein in its entirety by this reference. Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to them in the Plan.

Section 2.   Grant of Option

CGI hereby grants to the Grantee, as of the date hereof, an option (the "Option") to purchase up `Shares' shares of Common Stock (the "Option Shares") at a price per share of thirty-six dollars and thirty-two cents ($36.32), both the price and the number of shares being subject to adjustment only as provided in the Plan. CGI intends that the Option shall not qualify as an "incentive stock option," under Section 422 of the Internal Revenue Code of 1986, as amended, or any successor provision thereto.

Section 3.   Term of Option

Subject to such further limitations as are provided herein,
the Option shall become effective upon the date of this Agreement and shall become exercisable on January 29, 2002 (the "Vesting Date"), unless such Vesting Date is accelerated in accordance with
the terms hereof.   The period beginning on the date hereof and
ending on the Expiration Date (as hereinafter defined) is referred to herein as the "Option Term."
<page


Section 4.   Termination of the Option

The Option and all rights hereunder with respect thereto, to the extent such rights shall not have been exercised and to the extent the Option has not earlier terminated pursuant to this Agreement, shall terminate and become null and void after the close of business on January 29, 2009 (the "Expiration Date").

Section 5.   Cessation of Grantee's Employment

(a) If the Grantee ceases to be employed by the Company by reason of the Grantee's death during the Option Term, the Option shall either (i) terminate if the Option was not exercisable at the date of the Grantee's death, or (ii) be exercisable, to the extent the Option was exercisable at the date of the Grantee's death, either by the Grantee's executor or administrator or, if not so exercised, by the legatees or distributees of the Grantee's estate, only during the three (3) months immediately following the Grantee's death, after which time the Option shall terminate.

(b) If the Grantee ceases to be employed by the Company by reason of the Grantee's "disability" (as hereinafter defined) during the Option Term, the Option shall either (i) terminate if the Option was not exercisable at the date the Grantee's employment ceased, or (ii) be exercisable, to the extent the Option was exercisable at the date the Grantee's employment ceased, by the Grantee or by the Grantee's duly appointed guardian, only during the three (3) months immediately following the cessation of the Grantee's employment, after which time the Option shall terminate. For purposes of this Section 5(b), "disability" means the Grantee's inability to perform on a full-time basis, with or without reasonable accommodation, the duties required of the Grantee for a period of six consecutive months, or an aggregate of nine months during any twelve month period, because of physical or mental illness or other physical or mental incapacity, followed by the Company giving the Grantee 30 days' written notice of its intention to terminate the Grantee's employment by reason thereof, and the Grantee's failure because of physical or mental illness or other physical or mental incapacity to resume the full-time performance of the Grantee's duties within such period of 30 days and thereafter to perform the same for a period of two consecutive months. If any question shall arise as to whether during any period the Grantee is, as a result of any illness, injury, accident or condition of either a physical or psychological nature, unable to perform substantially the duties of the Grantee's position hereunder, the Grantee may, and at the request of the Company shall, submit to a medical examination by a physician selected by the Company to whom the Grantee or the Grantee's duly appointed guardian, if any, has no reasonable objection, to determine whether the Grantee is so unable to perform, and such determination shall for the purposes of this Agreement be conclusive of the issue. If such question shall arise and the Grantee shall fail to submit to such medical examination, the Company's determination of the issue shall be binding on the Grantee.
<page



(c) If the Grantee's employment by the Company is terminated for "cause" (as hereinafter defined) during the Option Term, the Option shall either (i) terminate to the extent that it is not exercisable by the Grantee on the date the Grantee's employment with the Company ceased, or (ii) continue to be exercisable, to the extent that it was exercisable on the date the Grantee's employment with the Company ceased, during the ten (10) days immediately following such cessation (subject to the delivery by the Grantee at the time of exercise of a release, as more fully described below), after which time the Option shall terminate. For purposes of this Section 5(c), "cause" shall mean only the following: (i) intentional misconduct by the Grantee in the course of employment that has a material adverse effect on the Company;
(ii) the commission or perpetration by the Grantee of any fraud against the Company or against any other party in connection with the Grantee's employment by the Company; (iii) the conviction of the Grantee or the entry by the Grantee of a plea of nolo contendre with respect to, any felony or any offense involving moral turpitude; or (iv) the failure to perform, or the breach or violation by the Grantee of, any of the Grantee's material obligations in connection with the Grantee's employment which continues for 15 days after written notice has been given to the Grantee by the Company specifying the failure to perform or the breach or violation. Notwithstanding the foregoing, the Company shall be entitled to disallow any exercise of the Option attempted by the Grantee pursuant to this Section 5(c) unless the Grantee's notice of exercise is accompanied by paperwork in form and substance acceptable to the Company that releases, waives and discharges any and all claims (other than "Preserved Claims"(as hereinafter defined)) against the Company and its respective affiliates and past, present and future directors, officers, agents, employees, stockholders, successors and assigns. For purposes of this Agreement, "Preserved Claims" shall mean claims with respect to (i) accrued and earned but unpaid salary and vacation, and (ii) benefit plans of ACIC other than this Agreement.

(d)   In the event of a "change in control" of either ACIC or
CGI (as hereinafter defined), or in the event that the Grantee's employment is terminated without "cause" (as defined in Section 5(c) above), or in the event that the Grantee terminates Grantee's employment with ACIC for "Good Reason" (as hereinafter defined), the Vesting Date of the Option shall be accelerated and the Option shall become immediately exercisable by the Grantee only during the three (3) months immediately following such change in control or
termination of employment without cause or for Good Reason.   For
purposes of this Agreement, a "change in control" of CGI shall mean any change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14(A) of Regulation 14(A) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In furtherance and not in limitation of the foregoing, a change in control shall be deemed to have occurred if (i) any "person" (as such term is defined in Sections 13(d) and 14(d)(2) of the Exchange Act) becomes the beneficial owner, directly or indirectly, of securities of CGI representing 30% or more of the combined voting power of CGI's then outstanding securities; (ii) CGI mergers or consolidates with another corporation (or other entity) and CGI or an entity controlled by CGI immediately prior to such merger or consolidation is not the surviving entity; or (iii) a sale or other disposition of all or substantially all of the assets of CGI takes place and an entity controlled by CGI is not
<page


the transferee of such assets. For purposes of this Agreement, a "change of control" of ACIC shall mean a change in the ownership of ACIC such that ACIC ceases to be a majority owned subsidiary of CGI. For purposes of this Agreement, "Good Reason" shall have the meaning ascribed to it in section 8.2(c) of that certain Employment Agreement entered into between ACIC and Grantee as of the 28th day of May, 1999, a copy of which is attached hereto as Exhibit B.

(e) If Grantee voluntarily terminates his employment with the Company after the Vesting Date (other than under conditions covered by Sections 5 (b) or (d) above), the Option will be exercisable only during the three (3) months immediately following such termination of employment, after which time the Option shall terminate.

(f) Notwithstanding any other provisions set forth herein or in the Plan, in no event shall the Option be exercised after the expiration of the Option Term.

Section 6.   Exercise of Option

(a) The Grantee may exercise the Option with respect to all or any part of the number of Option Shares then exercisable hereunder by giving written notice of election to CGI, attention: Treasurer. Such notice shall specify the number of Option Shares as to which the Option is to be exercised and the date of exercise thereof, which date shall be at least five (5) days after the giving of such notice unless an earlier time shall have been agreed upon by CGI.

(b) At the time the Option is exercised, the Grantee shall make full payment for the Option Shares purchased, in cash, certified check or bank cashier's check, or, in whole or in part through the surrender and delivery of shares of Common Stock at their "fair market value" (as hereinafter defined) as of the date of delivery. The Grantor also shall pay to CGI or make provision satisfactory to CGI for the payment of any taxes required by law to be withheld by CGI at the time of the exercise of the Option or the sale of the Option Shares acquired upon such exercise. For purposes of this Section 6(b), "fair market value" of the Common Stock shall be determined based on the daily average of high and low sale prices of the Common Stock for the five trading days preceding the date of exercise as reported by the securities exchange or automated quotation system on which the Common Stock is listed on the date of exercise.

(c) In the event exercise of the Option shall require CGI to issue a fractional share of Common Stock of CGI, such fraction shall be disregarded and the purchase price payable in connection with such exercise shall be appropriately reduced. Any such fractional share shall be carried forward and added to any shares covered by future exercise(s) of the Option or if the Option has been exercised in full, by payment of the fair market value in lieu of such fractional share.
<page



(d) Notwithstanding anything to the contrary contained herein, the Option shall not be exercisable unless either (i) a registration statement under the Securities Act of 1933, as amended, with respect to the Option Shares shall have become, and continues to be, effective, or (ii) the Grantee (a) shall have represented, warranted and agreed, in form and substance satisfactory to CGI, at the time of exercising the Option, that the Grantee is acquiring the Option Shares for the Grantee's own account, for investment and not with a view to or in connection with any distribution, (b) shall have agreed to restrictions on transfer in form and substance satisfactory to CGI, and (c) shall have agreed to an endorsement which makes appropriate reference to such representations, warranties, agreements and restrictions on the certificate(s) representing the Option Shares. CGI agrees to use reasonable efforts to cause the Option Shares to be registered under the Securities Act of 1933.

Section 7.   No Rights of a Shareholder

Neither the Grantee nor any personal representative shall be, or shall have any of the rights and privileges of, a shareholder of CGI with respect to any Option Shares, in whole or in part, prior to the date of exercise of the Option, including without limitation, any rights with respect to dividends or other distributions.

Section 8.   Non-transferability of Option

During the Grantee's lifetime, the Option shall be exercisable only by the Grantee, and the Option shall not in any event be transferable except in case of the death of the Grantee or by will or the laws of descent and distribution, as set forth in
Section 6(e) of the Plan


Section 9.   Employment Not Affected

Neither the granting of the Option nor its exercise shall be construed as granting to the Grantee any right with respect to the Grantee's continued employment by the Company. Except as may otherwise be limited by a written agreement between the Company and the Grantee, the right of the Company to terminate at will the Grantee's employment at any time (whether by dismissal, discharge, retirement or otherwise) is specifically reserved by the Company.

Section 10.   Amendment of Option

The Option may be amended or modified at any time by CGI;
provided, however, that the Grantee's consent to any such amendment or modification shall be required unless the Board of Directors or Compensation Committee of CGI determines that the amendment or modification, taking into account any related action, would not materially and adversely affect the Grantee.
<page



Section 11.   Notice

(a) Any notices required or permitted hereunder shall be addressed to CGI at 211 Main Street, Webster, MA 01570, attention:
Treasurer (with a copy to Regan P. Remillard at the same address), and to the Grantee at the most current address of the Grantee appearing in the records of the Company, as the case may be. Such notice must be in writing and will be deemed to have been effectively given on the date of actual receipt by the recipient party (arrival at the proper address or facsimile number being deemed to constitute receipt by the recipient party). All such notices and other communications shall be either (i) delivered personally, (ii) transmitted by facsimile transmission (if to CGI at facsimile number (508) 949-4411), (iii) mailed by registered or certified mail, postage prepaid, or (iv) delivered by a recognized commercial carrier. The party giving notice shall have the burden of proving receipt.

(b) CGI or the Grantee may, by notice to the other parties given in the manner provided in Section 11(a), change CGI's or the Grantee's address for future notice.

Section 12.   Governing Law

The validity, construction, interpretation and effect of this instrument shall be governed by and determined in accordance with the law of the Commonwealth of Massachusetts, without regard to conflicts of law principles.


IN WITNESS WHEREOF, CGI has caused this Agreement to be duly executed by its respective officers thereunder duly authorized and the Grantee has hereunto set the Grantee's hand all as of the 21st day of May, 1999.


                                THE COMMERCE GROUP, INC.


                                By:
                                      Arthur J. Remillard, Jr.
                                      President and Chief Executive
                                      Officer


                                ACCEPTED:


                                                      , the Grantee
<page


STOCK OPTION AGREEMENT

THIS STOCK OPTION AGREEMENT is entered into as of {date of grant} by and between The Commerce Group, Inc., a Massachusetts corporation ("CGI"), and `Name' (the "Grantee"), an employee of American Commerce Insurance Company, an Ohio corporation and subsidiary of CGI ("ACIC"). (CGI and any present or future subsidiary corporation as defined in Section 424 of the Internal Revenue Code of 1986, as amended, from time to time, including ACIC, are hereinafter collectively referred to as the "Company", unless the context otherwise requires.)

For good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto act and agree as follows:

Section 1.   The Plan

This Agreement is subject in every respect to the terms of CGI's
1994 Management Incentive Plan, as amended to date (the "Plan"), a copy of which is attached hereto as Exhibit A and is incorporated herein in its entirety by this reference. Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to them in the Plan.

Section 2.   Grant of Option

CGI hereby grants to the Grantee, as of the date hereof, an option
(the "Option") to purchase up to `Name' shares of Common Stock (the "Option Shares") at a price per share of $36.32, both the price and the number of shares being subject to adjustment only as provided in the Plan. CGI intends that the Option be treated for all purposes as an "incentive stock option," in compliance with Section 422 of the Internal Revenue Code of 1986, as amended, or any successor provision thereto.

Section 3.   Term of Option

Subject to such further limitations as are provided herein, the
Option shall become effective upon the date of this Agreement and shall become exercisable on January 29, 2002 (the "Vesting Date"), unless such
Vesting Date is accelerated in accordance with the terms hereof.   The
period beginning on the date hereof and ending on the Expiration Date (as hereinafter defined) is referred to herein as the "Option Term."

Section 4.   Termination of the Option

The Option and all rights hereunder with respect thereto, to the extent such rights shall not have been exercised and to the extent the Option has not earlier terminated pursuant to this Agreement, shall terminate and become null and void after the close of business on January 29, 2009 (the "Expiration Date").

Section 5.   Cessation of Grantee's Employment

(a) If the Grantee ceases to be employed by the Company by reason of the Grantee's death during the Option Term, the Option shall either (i) terminate if the Option was not exercisable at the date of the Grantee's death, or (ii) be exercisable, to the extent the Option was exercisable at the date of the Grantee's death, either by the Grantee's executor or administrator or, if not so exercised, by the legatees or distributees of the Grantee's estate, only during the twelve
(12) months immediately following the Grantee's death, after which time the Option shall terminate.

(b) If the Grantee ceases to be employed by the Company by reason of the Grantee's "disability" (as hereinafter defined) during the Option Term, the Option shall either (i) terminate if the Option was not exercisable at the date the Grantee's employment ceased, or (ii) be exercisable, to the extent the Option was exercisable at the date the Grantee's employment ceased, by the Grantee or by the Grantee's duly appointed guardian, only during the twelve (12) months immediately following the cessation of the Grantee's employment, after which time the Option shall terminate. For purposes of this Section 5(b), "disability" means the Grantee's inability to perform on a full-time basis, with or without reasonable accommodation, the duties required of the Grantee for a period of six consecutive months, or an aggregate of nine months during any twelve month period, because of physical or mental illness or other physical or mental incapacity, followed by the Company giving the Grantee 30 days' written notice of its intention to terminate the Grantee's employment by reason thereof, and the Grantee's failure because of physical or mental illness or other physical or mental incapacity to resume the full-time performance of the Grantee's duties within such period of 30 days and thereafter to perform the same for a period of two consecutive months. If any question shall arise as to whether during any period the Grantee is, as a result of any illness, injury, accident or condition of either a physical or psychological nature, unable to perform substantially the duties of the Grantee's position hereunder, the Grantee may, and at the request of the Company shall, submit to a medical examination by a physician selected by the Company to whom the Grantee or the Grantee's duly appointed guardian, if any, has no reasonable objection, to determine whether the Grantee is so unable to perform, and such determination shall for the purposes of this Agreement be conclusive of the issue. If such question shall arise and the Grantee shall fail to submit to such medical examination, the Company's determination of the issue shall be binding on the Grantee.

(c) If the Grantee's employment by the Company is terminated for "cause" (as hereinafter defined) during the Option Term, the Option shall either (i) terminate to the extent that it is not exercisable by the Grantee on the date the Grantee's employment with the Company ceased, or (ii) continue to be exercisable, to the extent that it was exercisable on the date the Grantee's employment with the Company ceased, during the ten (10) days immediately following such cessation (subject to the delivery by the Grantee at the time of exercise of a release, as more fully described below), after which time the Option shall terminate. For purposes of this Section 5(c), "cause" shall mean only the following: (i) intentional misconduct by the Grantee in the course of employment that has a material adverse effect on the Company;
(ii) the commission or perpetration by the Grantee of any fraud against the Company or against any other party in connection with the Grantee's employment by the Company; (iii) the conviction of the Grantee or the entry by the Grantee of a plea of nolo contendre with respect to, any felony or any offense involving moral turpitude; or (iv) the failure to perform, or the breach or violation by the Grantee of, any of the Grantee's material obligations in connection with the Grantee's employment which continues for 15 days after written notice has been given to the Grantee by the Company specifying the failure to perform or the breach or violation. Notwithstanding the foregoing, the Company shall be entitled to disallow any exercise of the Option attempted by the Grantee pursuant to this Section 5(c) unless the Grantee's notice of exercise is accompanied by paperwork in form and substance acceptable to the Company that releases, waives and discharges any and all claims against the Company and its respective affiliates and past, present and future directors, officers, agents, employees, stockholders, successors and assigns.

(d) In the event of a "change in control" of either ACIC or CGI (as hereinafter defined), or in the event that the Grantee's employment is terminated without "cause" (as defined in Section 5(b) above), or in the event that the Grantee terminates Grantee's employment with ACIC for "Good Reason" (as hereinafter defined), the Vesting Date of the Option shall be accelerated and the Option shall become immediately exercisable by the Grantee only during the twelve (12) months immediately following such change in control or termination of employment without cause or for
Good Reason.   For purposes of this Agreement, a "change in control" of
CGI shall mean any change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14(A) of Regulation 14(A) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In furtherance and not in limitation of the foregoing, a change in control shall be deemed to have occurred if (i) any "person" (as such term is defined in Sections 13(d) and 14(d)(2) of the Exchange Act) becomes the beneficial owner, directly or indirectly, of securities of CGI representing 30% or more of the combined voting power of CGI's then outstanding securities; (ii) CGI mergers or consolidates with another corporation (or other entity) and CGI or an entity controlled by CGI immediately prior to such merger or consolidation is not the surviving entity; or (iii) a sale or other disposition of all or substantially all of the assets of CGI takes place and an entity controlled by CGI is not the transferee of such assets. For purposes of this Agreement, a "change of control" of ACIC shall mean a change in the ownership of ACIC such that ACIC ceases to be a majority owned subsidiary of CGI. For purposes of this Agreement, "Good Reason" shall have the meaning ascribed to it in Section 8.2(c) of that certain Employment Agreement entered into between ACIC and Grantee as of the day of May, 1999, a copy of which is attached hereto as Exhibit
B.

(e) Notwithstanding any other provisions set forth herein or in the Plan, in no event shall the Option be exercised after the expiration of the Option Term.

Section 6.   Exercise of Option

(a) The Grantee may exercise the Option with respect to all or any part of the number of Option Shares then exercisable hereunder by giving written notice of election to CGI, attention: Treasurer. Such notice shall specify the number of Option Shares as to which the Option is to be exercised and the date of exercise thereof, which date shall be at least five (5) days after the giving of such notice unless an earlier time shall have been agreed upon by CGI.


(b) At the time the Option is exercised, the Grantee shall make full payment for the Option Shares purchased, in cash, certified check or bank cashier's check, or, in whole or in part through the surrender and delivery of shares of Common Stock at their "fair market value" (as hereinafter defined) as of the date of delivery. The Grantor also shall pay to CGI or make provision satisfactory to CGI for the payment of any taxes required by law to be withheld by CGI at the time of the exercise of the Option or the sale of the Option Shares acquired upon such exercise. For purposes of this Section 6(b), "fair market value" of the Common Stock shall be determined based on the daily average of high and low sale prices of the Common Stock for the five trading days preceding the date of exercise as reported by the securities exchange or automated quotation system on which the Common Stock is listed on the date of exercise.

(c) In the event exercise of the Option shall require CGI to issue a fractional share of Common Stock of CGI, such fraction shall be disregarded and the purchase price payable in connection with such exercise shall be appropriately reduced. Any such fractional share shall be carried forward and added to any shares covered by future exercise(s) of the Option or if the Option has been exercised in full, by payment of the fair market value in lieu of such fractional share.

(d) Notwithstanding anything to the contrary contained herein, the Option shall not be exercisable unless either (i) a registration statement under the Securities Act of 1933, as amended, with respect to the Option Shares shall have become, and continues to be, effective, or
(ii) the Grantee (a) shall have represented, warranted and agreed, in form and substance satisfactory to CGI, at the time of exercising the Option, that the Grantee is acquiring the Option Shares for the Grantee's own account, for investment and not with a view to or in connection with any distribution, (b) shall have agreed to restrictions on transfer in form and substance satisfactory to CGI, and (c) shall have agreed to an endorsement which makes appropriate reference to such representations, warranties, agreements and restrictions on the certificate(s) representing the Option Shares.

Section 7.   No Rights of a Shareholder

Neither the Grantee nor any personal representative shall be, or shall have any of the rights and privileges of, a shareholder of CGI with respect to any Option Shares, in whole or in part, prior to the date of exercise of the Option.

Section 8.   Non-transferability of Option

During the Grantee's lifetime, the Option shall be exercisable only by the Grantee, and the Option shall not in any event be transferable except in case of the death of the Grantee or by will or the laws of descent and distribution, as set forth in Section 6(e) of the Plan.


Section 9.   Employment Not Affected

Neither the granting of the Option nor its exercise shall be construed as granting to the Grantee any right with respect to the Grantee's continued employment by the Company. Except as may otherwise be limited by a written agreement between the Company and the Grantee, the right of the Company to terminate at will the Grantee's employment at any time (whether by dismissal, discharge, retirement or otherwise) is specifically reserved by the Company.

Section 10.   Amendment of Option

The Option may be amended or modified at any time by CGI;
provided, however, that the Grantee's consent to any such amendment or modification shall be required unless the Board of Directors or Compensation Committee of CGI determines that the amendment or modification, taking into account any related action, would not materially and adversely affect the Grantee.

Section 11.   Notice

(a)   Any notices required or permitted hereunder shall be
addressed to CGI at                 , attention:           , and to the
Grantee at the most current address of the Grantee appearing in the records of the Company, as the case may be.

(b) CGI or the Grantee may, by notice to the other parties given in the manner provided in Section 11(a), change CGI's or the Grantee's address for future notice.

Section 12.  Governing Law

The validity, construction, interpretation and effect of this instrument shall be governed by and determined in accordance with the law of the Commonwealth of Massachusetts, without regard to conflicts of law principles.


IN WITNESS WHEREOF, CGI has caused this Agreement to be duly executed by its respective officers thereunder duly authorized and the
Grantee has hereunto set the Grantee's hand all as of the      day of
         , 1999.


                        THE COMMERCE GROUP, INC.


                        By:
                           Its



                       ACCEPTED:



                                              , the Grantee

CONNING CAPITAL PARTNERS VI, L.P.





LIMITED PARTNERSHIP AGREEMENT











Dated
as of
February 18, 2000

TABLE OF CONTENTS
1.   ORGANIZATION
1.1.   Formation of Limited Partnership                                  1
1.2.   Name1
1.3.   Purpose and Powers                                                1
1.4.   Principal Place of Business                                       1
1.5.   Fiscal Year                                                       2
2.     CAPITAL COMMITMENTS AND CONTRIBUTIONS                             2
2.1.   Identity; Commitment                                              2
2.2.   Capital Contributions                                             2
2.3.   Additional Limited Partners and Additional Capital Contributions  4
3.     PARTNERS' CAPITAL ACCOUNTS; ALLOCATIONS                           5
3.1.   Capital Accounts                                                  5
3.2.   Allocations                                                       6
3.3.   Extraordinary Allocations                                         6
3.4.   Allocations for Income Tax Purposes                               8
3.5.   Interim Accounting Periods                                        8
3.6    Defaulting Limited Partner                                        9
4.     DISTRIBUTIONS                                                    13
4.1.   Limitations on Distributions                                     13
4.2.   Timing of Distributions                                          13
4.3.   Distributions                                                    14
4.4.   Final Distribution                                               14
4.5.   Tax Distributions                                                14
4.6.   Distributions of Cash or Securities                              15
4.7.   Determination of Carrying Value                                  16
4.8.   Withholding Taxes                                                17
4.9.   General Partner's Obligation to Return Excess Distributions      18
5.     MANAGEMENT                                                       20
5.1.   Investment Guidelines                                            20
5.2.   Powers & Duties of General Partner                               23
5.3.   Advisory Committee                                               25
5.4.   Other Business Relationships                                     26
5.5.   Custodian                                                        28
5.6.   Key Person Trigger Event                                         28
6.     MATTERS AMONG PARTNERS                                           29
6.1.   Liability of General Partner                                     29
6.2.   Liability of Limited Partners                                    30
6.3.   No Obligation to Restore Negative Capital Account                30
6.4.   Actions of Partners; Bank Limited Partners Voting Percentage     30
6.5    Bank Regulatory Matters                                          30
6.6    Exclusions from Investments                                      32
6.6    Exclusions from Investments                                      32
7.     INDEMNIFICATION                                                  34
7.1.   General                                                          34
7.2.   Expenses                                                         35
7.3.   No Waiver, etc.                                                  35
7.4.   Insurance                                                        35
8.     EXPENSES; MANAGEMENT FEE                                         35
8.1.   Administrative Expenses                                          35
8.2.   Other Expenses                                                   35
8.3.   Management Fee                                                   36
9.     BOOKS AND RECORDS; REPORTS TO PARTNERS                           37
9.1.   Books and Records                                                37
9.2.   Tax Information                                                  38
9.3.   Reports to Partners                                              38
9.4.   Meetings                                                         39
9.5.   Compliance with Laws                                             39
10.    TRANSFERS                                                        40
10.1.  Transfer by General Partner                                      40
10.2.  Removal of General Partner                                       40
10.3.  Transfer by Limited Partners                                     40
10.4.  Certain Restrictions on Transfers                                41
10.5   Further Restrictions                                             42
<page



10.6   Actions                                                          43
11.    DURATION AND TERMINATION OF THE PARTNERSHIP                      43
11.1.  Duration                                                         43
11.2.  Winding Up                                                       44
11.3.  Final Distribution                                               44
12.    DEFINITIONS                                                      46
13.    MISCELLANEOUS                                                    56
13.1.  Waiver of Partition                                              56
13.2.  Power of Attorney                                                56
13.3.  Modifications                                                    57
13.4.  Severability                                                     58
13.5.  Notices                                                          58
13.6.  Governing Law                                                    58
13.7.  Successors and Assigns                                           58
13.8.  Counterparts                                                     58
13.9.  Headings                                                         59
13.10. Further Actions                                                  59
13.11. Delivery of Certificate                                          59

SCHEDULES

Schedule I -- Partners' Identification and Capital Commitments

Schedule II -- Business Addresses of the Partners

<page



CONNING CAPITAL PARTNERS VI, L.P.


This LIMITED PARTNERSHIP AGREEMENT of CONNING CAPITAL PARTNERS VI, L.P., a Delaware limited partnership (the "Partnership"), is made as of this 18th day of February, 2000 by and among each and all of the undersigned persons.

      1.       ORGANIZATION

      1.1. Formation of Limited Partnership. Conning Investment Partners VI, L.L.C., a Delaware limited liability company acting as the general partner of the Partnership (the "General Partner") together with the undersigned persons designated as Limited Partners (collectively, the "Partners", which term shall include any party hereafter admitted to the Partnership and shall exclude any party that ceases to be a Partner) hereby agree to form the Partnership, pursuant to and in accordance with the provisions of the Revised Uniform Limited Partnership Act, as adopted by the State of Delaware, as amended and in effect (the "LP Act"). Certain capitalized terms used in this Agreement are defined separately in Section 12.

      1.2. Name. The name of the Partnership is "Conning Capital Partners VI, L.P.". The General Partner, without the prior consent of the Limited Partners, may change the name of the Partnership from time to time. The General Partner shall provide the Limited Partners with notice of any new name of the Partnership and the effective date of such change.

      1.3. Purpose and Powers. The Partnership is being formed to operate as an investment fund principally for the purpose of making investments primarily in equity, equity-related and other securities issued in expansion financings, start-ups, buy-outs and recapitalization transactions relating to companies in the areas of insurance, financial services, e-commerce, healthcare and related businesses, including, without limitation, service and technology enterprises supporting such businesses, in order to realize long-term capital returns, all as determined and managed by the General Partner for the benefit of the Partners. The Partnership will make investments in accordance with the Investment Guidelines set forth in Section 5.1, and will engage in such other activities as are permitted hereby or are incidental or ancillary thereto, all as the General Partner shall reasonably deem necessary or advisable, upon the terms and conditions set forth in this Agreement. The Partnership reserves the authority, and may engage in any lawful act or activity and shall have and exercise any of the powers available to a limited partnership under the LP Act, to the extent not contrary to the terms and intent of this Agreement.

      1.4. Principal Place of Business. The Partnership shall have and maintain its principal place of business at CityPlace II, 185 Asylum Street, Hartford, Connecticut 06103-4105. The Partnership may have such other place or additional places of business as the General Partner may determine from time to time and as indicated by written notice to the Limited Partners; provided that in no event shall the Partnership's principal place or any other place of business be outside of the United States.

      1.5. Fiscal Year. The fiscal year of the Partnership (the "Fiscal Year") shall be the period ending on the 31st day of December in each year or, in the case of the last Fiscal Year of the Partnership, the last day on which the Partnership conducts any activities and as designated by the General Partner for purposes of the dissolution and final liquidation of the Partnership. The Partnership shall have the same Fiscal Year for income tax purposes and for financial accounting purposes.
<page



      2.       CAPITAL COMMITMENTS AND CONTRIBUTIONS.

      2.1. Identity; Commitment. The name, address and other identity information describing each Partner are set forth on Schedule I and Schedule II hereto. Each Partner has agreed and is obligated to perform with respect to the full amount of its Capital Commitment set forth opposite each such Partner's name on Schedule I, subject to and in accordance with the terms and conditions of this Agreement. The Capital Commitment of the General Partner in respect of the General Partner Interest shall be equal to at least 1% of all Capital Commitments of the Partnership. Any additional Capital Commitment of the General Partner beyond such amount may be treated separately as an Interest by a Limited Partner, in the sole discretion of the General Partner. The General Partner, acting on its own, is authorized to amend and revise the information on Schedule I from time to time to reflect the admission of additional Partners together with any additional or increased Capital Commitments, the withdrawal of any Partner, the transfer of any part or all of an interest of any Partner, or such other change in the information describing any Partner, all as may be determined by the General Partner and consistent with the purpose and terms of this Agreement.

      2.2. Capital Contributions. Each Partner, upon its execution and delivery of this Agreement, shall be obligated to make Capital Contributions to the Partnership in immediately available funds in such amount as shall be called from time to time by the General Partner hereunder, subject to Section 6.6(b), determined on a pro rata basis relative to the Capital Commitments of all Partners, up to a total aggregate amount equal to its Capital Commitment as shown on Schedule I hereto. The General Partner may determine individual Partner Capital Contribution call amounts on a pro rata basis relative to the outstanding or unused Capital Commitments of the Partners to account for Excused Partner Capital Contributions with respect to Excused Investments under Section 6.6.

               (a) Call Procedures, Timing and Contributions. Each Partner shall make its initial Capital Contribution, in an amount to be determined by the General Partner, upon at least five (5) business days' prior written notice from the General Partner. Thereafter, each Limited Partner will make additional Capital Contributions to the Partnership, each in an amount to be determined by the General Partner and as called from time to time by the General Partner, upon prior written notice from the General Partner of not less than ten (10) business days. Each call notice shall set forth the name of the Partnership and the following basic information: (i) the scheduled date of the Capital Contribution and the total amount of Capital Contributions to be made by all Partners on such date; (ii) the required Capital Contribution to be made by the Limited Partner to which the notice is directed; (iii) the Partnership account to which such capital contribution shall be paid, including wiring and routing information; and (iv) such information relating to the proposed use to be made of the funds obtained by the Partnership as the General Partner in its discretion determines to include in that call notice, including a general description of the proposed Portfolio Investment that contains the business and industry of the related Portfolio Entity. The General Partner will coordinate the timing of, and amounts requested pursuant to, the notice of additional Capital Contributions on an "as needed" basis relative to the Partnership's anticipated funding requirements. The General Partner shall provide prompt written notice to each Limited Partner of the occurrence of the Partnership's first investment. In the event that the General Partner reasonably determines that the amount of any Capital Contributions called under this Section 2.2 is not likely to be used to make a Portfolio Investment, pay expenses of the Partnership or satisfy obligations or liabilities of the Partnership within a reasonable period of time (not to exceed ninety (90) days) after the Partnership's receipt

<page


of such Capital Contribution amounts, then within such ninety-day period the General Partner shall return to the Partners their respective pro rata portions of such amount of the Capital Contributions as are not likely to be so used, applied or reserved. The full amount of such returned Capital Contributions amount shall remain subject to further call by the General Partner for Capital Contributions in accordance with the other terms of this Section 2.2.

               (b) Investment Period. The General Partner shall be authorized to call and each Partner is obligated to make additional Capital Contributions up to an aggregate amount equal to its Capital Commitment throughout the period ending on the later to occur of: (i) the fifth (5th) anniversary of the date of the Partnership's final closing (the "Investment Period"). After the Investment Period the General Partner is authorized to call and each Partner is obligated to make additional Capital Contributions, up to an aggregate amount equal to its Capital Commitment remaining to be called, for the purposes of:
(i) paying or satisfying Partnership expenses, obligations or liabilities which may be outstanding and due or are reasonably anticipated to become due within ninety (90) days of the General Partner's call for Capital Contributions; (ii) making additional incremental or follow-on investments in companies in which the Partnership has established an investment; and (iii) funding the conversion or exercise price of any warrant, option, purchase right or other security, or making any installment payment or settlement to acquire any security by contract or other arrangement, to the extent any of the foregoing is outstanding and was issued in connection with or as a result of an investment made or committed to be made during the Investment Period.

               (c) General Partner Contributions. Concurrently with each Capital Contribution to the Partnership by a Limited Partner pursuant to this Section 2.2, Section 2.3 or Section 3.6, the General Partner will make a Capital Contribution to the Partnership, in respect of its minimum General Partner Interest, in an amount in cash which will cause the General Partner's Capital Contribution to be at least equal to 1% of the aggregate Capital Contributions of all Partners.

               (d) Reinvestment. The Partners acknowledge that the General Partner may retain certain distributable amounts under Section
4.2 for reinvestment in accordance with the Investment Guidelines under
Section 5.1. No Partner shall be obligated to contribute additional amounts in excess of such Partner's Capital Commitment as a result of such reinvestment.

2.3. Additional Limited Partners and Additional Capital Contributions. After the expiration of two hundred seventy (270) days from the date of this Agreement, no additional Limited Partners (other than Substitute Limited Partners admitted pursuant to Section 10.3) shall be admitted to the Partnership. Until the expiration of such period, the General Partner may admit one or more persons as additional Limited Partners ("Additional Limited Partners") to the Partnership or permit any existing Limited Partner to increase its Capital Commitment.

(a)   Conditions of Acceptance.  The admission of
Additional Limited Partners and acceptance of additional Capital Commitments from existing Limited Partners shall not be permitted if, upon the determination of the General Partner, such admission or acceptance would: (i) result in the Partnership becoming subject to additional regulation which the General Partner determines would have a material effect upon the ability of the Partnership to pursue its stated purposes; (ii) jeopardize the Partnership's tax status as an entity taxable as a partnership; or (iii) require the Partnership to be registered as an investment company under the Investment Company Act of 1940.

(b   Capital Adjustments among Partners.  Any existing
Limited Partner which increases its Capital Commitment shall be considered to have been admitted to the Partnership as an Additional Limited Partner to the extent of such additional Capital Commitment upon the contribution of the initial portion of such additional Capital Commitment to the capital of the Partnership. Each Additional Limited Partner shall make an initial Capital Contribution to the Partnership in a percentage of its Capital Commitment which is the same percentage of the Capital Commitments of the other Limited Partners previously paid in as Capital Contributions, as determined on the date of its admission to the Partnership. Each existing Limited Partner which increases its Capital Commitment pursuant to this Section 2.3 shall make a Capital Contribution to the Partnership in such an amount as is required in order that the total Capital Contributions made by such Limited Partner shall be in the same percentage relationship to its total Capital Commitment (including such additional Capital Commitment) as the Capital Contributions of all other Partners bear to their respective Capital Commitments, determined on the date of such Capital Contribution by the increasing Partner. The balance of such Capital Commitments of Additional Limited Partners and of additional Capital Commitments from existing Limited Partners shall be due and paid at the times provided for the payment of additional Capital Contributions in Section 2.2.

(c) Additional Payments upon Admission. In addition, each Additional Limited Partner and each existing Limited Partner which increases its Capital Commitment pursuant to this Section 2.3 shall make additional payments to the Partnership ("Late Payment Fees") comprised of the following amounts: (i) interest on the amount of such Partner's Late Management Fee payable to the General Partner pursuant to Section 8.3(b); (ii) interest on the amount of such Partner's Late Expenses (other than Late Management Fee) allocated pursuant to Section 3.3(c); and (iii) interest on any amounts of Capital Contributions used to fund Portfolio Investments made by the Partnership prior to such Limited Partner's admission into the Partnership or increase in its Capital Commitment pursuant to this Section 2.3 which such Limited Partner would have been obligated to contribute to the Partnership ("Late Portfolio Investment Capital Contributions") if it had been admitted to the Partnership at the time of its formation with a Capital Commitment equal to that set forth in Schedule I after such schedule has been amended to reflect such Limited Partner's admission or the increase in its Capital Commitment. In the case of interest amounts referred to in clause (i) above, interest shall be calculated at the prime rate from the date of the formation of the Partnership to the date of such Limited Partner's admission into the Partnership or increase in its Capital Commitment pursuant to this Section 2.3, as the case may be. In the case of interest amounts referred to in clauses (ii) and (iii) above, interest shall be calculated at the prime rate plus 2.0% from the date of the allocation of the Expense to the other Partners which resulted in such Late Expense being allocated to the Limited Partner or the contribution date of the Capital Contributions to the Partnership which resulted in such Late Portfolio Investment Capital Contribution to the Partnership by the Limited Partner, as the case may be, to the date of such Limited Partner's admission into the Partnership or increase in its Capital Commitment, as the case may be.

(d) General Partner Adjustments. Upon the admission of any Additional Limited Partner or the making of an additional Capital Commitment by any existing Limited Partner, the General Partner shall increase its Capital Commitment to an amount equal to at least 1% of the aggregate Capital Commitments of all Partners.

(e)   Update and Amendment of Records.  The General
Partner, acting without any Limited Partners, is authorized to cause
Schedule I hereto to be amended to reflect the occurrence of any and all of the foregoing events referred to in this Section 2.3. The General Partner shall provide written notice to each Limited Partner of any amendment to Schedule I pursuant to this Section 2.3 or any other provision of this Agreement within ninety (90) days of such amendment to
Schedule I.

3.       PARTNERS' CAPITAL ACCOUNTS; ALLOCATIONS.

3.1.     Capital Accounts.  There shall be established for each
Partner on the books of the Partnership a Capital Account.    Each
Partner's Capital Account shall be credited with the amount of such Partner's Capital Contributions and shall be: (i) increased by the amount of any Net Income allocated thereto; and (ii) decreased by the amount of any Net Losses, items defined in Section 705(a)(2)(B) of the Code allocated thereto and by the amount of any Distributions made to such Partner. Such items shall be credited or charged, as the case may be, to the Capital Accounts of the Partners at the end of each Fiscal Period of the Partnership. The General Partner shall maintain the Capital Accounts of the Partners in accordance with Treas. Reg. Section 1.704-1(b)(2)(iv) (as amended and revised), shall have the authority to make and shall make such adjustments to the Capital Accounts as are necessary to comply with such regulations. Any revaluation of the Partnership's assets pursuant to the previous sentence shall be made in accordance with the principles of Section 4.7 hereof. Other than as specifically provided in this Agreement, no Partner shall be entitled to any other interest or compensation by reason of its Capital Contribution.

3.2.     Allocations.

(a) Net Income. As of the end of each fiscal quarter of the Partnership, after giving effect to any allocations made pursuant to Section 3.3 hereof, the Net Income (if any) of the Partnership for such fiscal quarter shall be allocated to the Partners as follows:

(i) First, to all Partners, in proportion to the respective amounts of Net Losses (if any) previously allocated to each such Partner pursuant to 3.2(b)(iii) and not offset by prior allocations of Net Income made pursuant to this 3.2(a)(i), an amount of Net Income equal to the aggregate amount of such Net Losses;

(ii) Second, to all Partners, in proportion to their respective 7% Preferential Return Allocations, an amount of Net Income equal to the aggregate amount of all such 7% Preferential Return Allocations; and

(iii) Third, to all Partners in the amounts and proportions necessary to ensure, as promptly as possible and to the extent feasible, that the Cumulative Net Income of the Partnership for all periods since its inception shall have been allocated 80% to all Partners in proportion to their respective Capital Contributions and 20% to the General Partner.

(b)    Net Losses.  Net Losses, if any, for any Fiscal
Period of the Partnership shall be allocated to the Partners as follows:

(i) First, to all Partners, in proportion to the respective amounts of Net Income (if any) previously allocated to each such Partner pursuant to 3.2(a)(iii) and not offset by prior allocations of Net Losses made pursuant to this 3.2(b)(i), an amount of Net Losses equal to the aggregate amount of such Net Income (if any);

(ii) Second, to all Partners, in proportion to the respective aggregate amounts of Net Income (if any) previously allocated to each such Partner pursuant to 3.2(a)(ii) and not offset by prior allocations of Net Losses made pursuant to this 3.2(b)(ii), an amount of Net Losses equal to the aggregate amount of such Net Income (if any); and

(iii) Third, to all Partners in proportion to their respective Capital Contributions.

3.3.     Extraordinary Allocations.

(a) Negative Capital Account. Notwithstanding anything to the contrary in this Agreement, no Net Losses shall be allocated to a Limited Partner to the extent any such allocation, after taking into account all Distributions made or to be made to such Limited Partner with respect to a Fiscal Year, would cause a negative balance in such Limited Partner's Capital Account for such Fiscal Year. Any such Net Losses instead shall be allocated to and among those Partners with positive Capital Account balances until such Capital Account balances are reduced to zero, and any remaining Net Losses shall be allocated to the General Partner; and thereafter an equivalent amount of Net Income subsequently allocated shall be allocated to the Partners to reverse such reallocation of Net Losses as promptly as possible, subject, however, to the constraints of this Section 3.3(a).

(b) Qualified Income Offset. If a Partner unexpectedly receives an adjustment, allocation or distribution described in Treas. Reg. Sections 1.704-1 (b) (2) (ii) (d) (4), (5) or (6), such Partner shall be allocated items of income and gain (consisting of a pro rata portion of each item of Partnership income, including gross income, and gain for the Fiscal Period in which such event occurs (and, to the extent necessary, each subsequent Fiscal Period) in an amount and manner sufficient to eliminate (to the extent required by Treas. Reg. Section 1.704(b)(2)(ii)(d)) any resulting excess negative balance in such Partner's Capital Account as quickly as possible. In any such event, appropriate adjustments shall be made to subsequent allocations pursuant to Section 3.2 to counteract the effect of extraordinary allocations pursuant to the first sentence of this Section 3.3(b) subject, however, to the constraints of Section 3.3(a).

(c) Special Situations. If any person or entity is admitted to the Partnership (or the Capital Commitment of any existing Partner is increased) in accordance with the provisions of this Agreement after the formation of the Partnership, the General Partner shall adjust the allocations otherwise provided for in this Article 3 of Net Income and Net Loss (and items of Partnership income, gain, loss and expense), for the Fiscal Year in which such event occurs and for subsequent fiscal years if necessary, so that, after such adjustments have been made, each Partner (including any Partners admitted after the formation of the Partnership and all Partners whose Capital Commitments have been increased after such time) shall have been allocated specially an amount of Expenses equal to the aggregate amount of Expenses such Partner would have been allocated if it had been admitted to the Partnership at the time of its formation with a Capital Commitment equal to that set forth in Schedule I after such schedule has been amended to reflect such Partner's admission or the increase in its Capital Commitment ("Late Expenses"); provided, however, that: (i) no item of income, gain or deductible loss realized (or deemed to have been realized on a distribution in kind) before the admission of any new Partner shall be allocated to such Partner; (ii) allocations to any existing Partner of items of income, gain or deductible loss realized

(or deemed to have been realized on a distribution in kind) prior to the increase in the Capital Commitment of such Partner shall be limited to those permitted by Section 706 of the Code; and
(iii) no special allocations shall be made pursuant to this Section 3.3(c) as a result of any reductions in the Capital Account of a Defaulting Limited Partner occurring pursuant to Section 3.6(d) or the adjustments provided for under that section with respect to such reductions. In addition, the amount of such Partner's Late Payment Fees relating to interest on Late Expenses (other than Late Management Fees) (under clause (ii) of Section 2.3(c)) and Late Portfolio Investment Capital Contributions (under clause (iii) of Section 2.3(c)) shall be allocated 80% to all other Partners (including the General Partner) in proportion to their respective Capital Contributions and 20% to the General Partner.

(d)   Guidelines.  In making allocations of Net Income or
Net Losses pursuant to Sections 3.2(a) and 3.2(b), the General Partner, after consulting with the Partnership's tax advisors, is authorized to separate these aggregate amounts into their components and allocate the components separately in order to further the intent of such Sections. For example, if with respect to a particular fiscal period the Partnership realizes a gross loss of $100 on a sale of Portfolio Securities and a gross gain of $200 on a sale of other securities resulting in Net Income of $100 ($200 gross gain minus $100 gross loss = $100 Net Income), the General Partner may allocate the $100 gross loss as $100 in Net Losses in the manner required by Section 3.2(b), and then allocate the $200 gross gain as $200 in Net Income in the manner required by Section 3.2(a), if advised by the Partnership's tax advisors that such special allocations will cause the Capital Accounts of the Partners to reflect more closely the Partners' relative economic interests in the Partnership.

(e)   General Partner Minimum.  Subject only to Section
3.3(b) hereof, the General Partner shall be allocated, in respect of its minimum General Partner Interest, at least 1% of each material item of Partnership income, gain, loss, deduction or credit at all times during the existence of the Partnership. To the extent that any extraordinary allocations to the General Partner are required pursuant to this Section 3.3(e), appropriate adjustments shall be made to subsequent allocations pursuant to Section 3.2 (subject to Section 3.3(b) hereof and to the preceding sentence) to counteract the effects of such extraordinary allocations.

3.4.     Allocations for Income Tax Purposes.  Items of
Partnership income, gain, loss, deduction or credit for each Fiscal Year of the Partnership shall be allocated among the Partners for Federal income tax purposes in accordance with the allocation of such income, gain, loss or deduction (or, in the case of a credit, the allocation of any item to which the credit relates) pursuant to Section 3.2. All matters concerning allocations for Federal, state and local income tax purposes, including accounting procedures, not expressly provided for by the terms of this Agreement shall be equitably determined in good faith by the General Partner upon advice of the Partnership's tax advisors.
As set forth in Section 5.2(g) hereof, the General Partner shall be the "tax matters partner", as that term is used in the Code, of the Partnership.

3.5.     Interim Accounting Periods.  If:

(i)   a Limited Partner becomes a Defaulting
Limited Partner within the meaning of Section 3.6,

(ii) a non-defaulting Partner elects to make an additional Capital Commitment pursuant to paragraph (c) of Section 3.6,

(iii) a Distribution is made pursuant to Sections
4.2, 4.3, 4.4 or 4.5 hereof,

(iv)  any revaluation of the assets of the
Partnership is made pursuant to Section 3.1 hereof, or

(v) the General Partner is required, or determines in its discretion to make an interim allocation of Net Income or Net Losses, then, and in each such event, the Fiscal Year in which such event occurs shall be divided into interim accounting periods (each an "Interim Accounting Period") for purposes of allocations pursuant to Section 3.2. The first Interim Accounting Period in any such Fiscal Year shall commence on the first day of such Fiscal Year and shall terminate on the date immediately prior to the date of the first event giving rise to an Interim Accounting Period in such Fiscal Year. Each subsequent Interim Accounting Period shall commence on the date of the event giving rise to such Interim Accounting Period in such Fiscal Year and shall terminate on the earlier of the last day of such Fiscal Year or the date immediately prior to the date of the event giving rise to the next Interim Accounting Period in such Fiscal Year.

3.6. Defaulting Limited Partner. The Partners severally hereby agree and acknowledge their mutual obligation to make Capital Contributions to the Partnership in an aggregate amount equal to their total Capital Commitments. Accordingly, the Partners agree to the default and penalty provisions of this Section 3.6 for their mutual assurance and to promote the purposes of the Partnership. The Partners agree that the damages to the Partnership from any default by a Partner in respect of its Capital Commitment cannot be determined or estimated with reasonable accuracy, and, accordingly, agree that the penalty provisions of this Section 3.6 provide reasonable liquidated damages on default.

(a) Default. In the event that any Limited Partner fails to make payment in full of any Capital Contribution to the Partnership in a timely manner as called for and due, the General Partner will send written notice to such Limited Partner of such failure, and if such Limited Partner does not make full payment of its Capital Contribution within five (5) days after such Limited Partner has been given written notice thereof from the General Partner, then, at the close of business on such fifth (5th) day, such Limited Partner shall be in default (a "Defaulting Limited Partner") and shall be subject to the penalty provisions of this Section 3.6; except that any Partner that is an Excused Partner under Section 6.6 will not be regarded as a Defaulting Partner in respect of the Capital Contribution subject to the Excluded Investment provisions of Section 6.6.

(b) Loss of Voting. Whenever the vote, consent or decision of a Partner or of the Partners is required or permitted pursuant to this Agreement or under the LP Act, no Defaulting Limited Partner shall be entitled to participate in such vote or consent, or to make such decision, and such vote, consent or decision shall be tabulated or made as if no Defaulting Limited Partner were a Partner.

(c) Penalty. A Defaulting Limited Partner shall not be entitled to make any further Capital Contributions to the Partnership. Upon any such default, there shall be deducted from the Capital Account of such Defaulting Limited Partner as liquidated damages for such default (which each Partner hereby agrees is reasonable) an amount equal to 30% of the portion of such Defaulting Limited Partner's Capital Commitment which remains unpaid, and the Capital Commitment of the Defaulting Limited Partner shall thereafter be the amount of the Capital Contribution of such Partner as of the date of default, less the amount deducted pursuant to this sentence. The amount deducted from the Capital Account of the Defaulting Limited Partner shall be allocated among the Capital Accounts of the non-defaulting Partners as of the date of such default, in proportion to the respective Capital Contributions of the non-defaulting Partners as of such date, and the amount so allocated to the Capital Account of each such Partner shall be deemed to be a Capital Contribution by, and an increase in the Capital Commitment of, such Partner as of such date. The General Partner shall cause
Schedule I hereto to be amended to reflect the Capital Commitments of the Partners as adjusted pursuant to this Section 3.6(c), including the deemed Capital Contributions of the non-defaulting Partners under this
Section 3.6(c). Notwithstanding the foregoing: (i) the amount by which a Defaulting Limited Partner's Capital Account is reduced shall in no case exceed the positive balance in such Defaulting Partner's Capital Account immediately before the reduction; (ii) if the Capital Account of the Defaulting Limited Partner otherwise would be reduced below zero by a reduction occurring pursuant to the first sentence of this Section 3.6(c), such account shall be reduced to zero and any excess of the full reduction required by the first sentence of this Section 3.6(c) over the positive balance in such Defaulting Limited Partner's Capital Account immediately before such reduction shall be carried over and applied to reduce the balance in such account at such subsequent time or times (if ever) as such account has a positive balance; (iii) any resulting increases in the Capital Accounts of non-defaulting Partners shall occur only at such time or times as the corresponding reductions in the Defaulting Limited Partner's Capital Account occurs; and (iv) all adjustments required by the first and second sentences of this Section 3.6(c) to the Capital Commitments and Capital Contributions of the Partners shall occur at the time of the initial reduction in the Capital Account of the Defaulting Limited Partner, notwithstanding that subsequent adjustments to the Partners' Capital Accounts may occur as a result of such default.

(d) Treatment of Management Fee. As of the first day of each fiscal quarter of the Partnership commencing after any such default, there shall be deducted from the Capital Account of each Defaulting Limited Partner (but in no event from the Capital Accounts of the non-defaulting Limited Partners) an amount equal to the Management Fee that would have been due in accordance with Section 8.3 on the unpaid portion of the original Capital Commitment of such Defaulting Limited Partner and the amount so deducted shall be paid to the General Partner in lieu of the Management Fee which would otherwise be due on such unpaid Capital Commitment. The General Partner, in its discretion may defer payment of such amount. Any amounts so deferred shall accrue interest at the rate of twelve percent (12%) per annum and shall be charged solely to the Capital Account of the Defaulting Partner. No Distribution shall be made to a Defaulting Limited Partner until all amounts due the General Partner under this paragraph (e) shall have been paid in full unless payment thereof shall have been deferred by the General Partner, in its discretion. No special allocation of expenses to the Defaulting Partner shall be made, and no interest on deferred management fee amounts shall accrue, to the extent that these allocations (or accruals and related allocations) would cause the Defaulting Partner's Capital Account to be reduced below zero.

(e)   Option Repurchase Remedy.  Further, the General
Partner, in its sole discretion, may elect to exercise the provisions of this Section 3.6(e) in respect of any Defaulting Partner, such that the non-defaulting Limited Partners (the "Optionees") and the General
Partner together shall have the right and the option, but not the obligation, to acquire the remaining Partnership Interest, as adjusted to reflect any penalty amounts under Section 3.6(c) above, of the Defaulting Limited Partner (for this purpose, the "Optionor"), as follows:

(i) The General Partner shall give written notice to the Optionor stating that the General Partner elects to pursue the option repurchase remedy in this Section 3.6(e); and the General Partner shall notify the Optionees of the default, within twenty (20) days of the date of default by the Defaulting Limited Partner. Such notice shall advise each Optionee of the portion and the price of the Optionor's Interest available to it. The portion available to each Optionee shall be that portion of the Optionor's Interest that bears the same ratio to the Optionor's entire Interest as each Optionee's Capital Contributions bears to the aggregate Capital Contributions of all Optionees (before the default). The aggregate price for the Optionor's Interest shall be the lesser of (A) the amount of the Optionor's Capital Account calculated as of the due date of the additional contribution and adjusted to reflect (1) the allocation of the appropriate proportion of the Partnership's unrealized gains and losses as of the due date of such defaulted contribution and (2) the deduction of the penalty amount pursuant to Section 3.6(c), or (B) the aggregate amount of the Optionor's Capital Contributions actually made less any Distributions (valued at their Carrying Value on the date of Distribution) on or prior to such due date, as adjusted to reflect any penalty amounts under
Section 3.6(c) above. The price for each Optionee shall be prorated according to the portion of the Optionor's Interest purchased by each such Optionee. The option granted hereunder shall be exercisable at any time within twenty (20) days of the date of the notice from the General Partner to the Optionees by delivery to the Optionor in care of the General Partner of a notice of exercise of option together with a non-recourse promissory note for the purchase price and a security agreement in accordance with subsection (v) below, which notice and documents the General Partner shall forward to the Optionor.

(ii) Should any Optionee not exercise its option within said twenty (20) day period, the General Partner immediately shall notify the other Optionees who have elected to exercise their option, which Optionees shall have the right and option ratably among them to acquire the portion of the Optionor's Interest not so acquired (the "Remaining Portion") within ten (10) days of the date of the notice specified in this subsection (ii) on the same terms as provided in subsection (i).

(iii) The amount of the Remaining Portion not acquired by the Optionees pursuant to subsection (ii) may be acquired by the General Partner within ten (10) days of the expiration of the ten
(10) day period specified in subsection (ii) on the same terms as set forth in, subsection (i); provided, however, that the General Partner shall not be obligated to make the additional contributions otherwise due from the Optionor with respect to the Remaining Portion so acquired.

(iv)  The amount of the Remaining Portion not
acquired by the Optionees and the General Partner pursuant to subsections (ii) or (iii) may, if the General Partner deems it in the best interest of the Partnership, be acquired by the Partnership or sold by the General Partner to any other investor of quality, net worth and standing comparable to the other Limited Partners, on terms not more favorable to such parties than those applicable to the Optionees' option, and upon the consent of the General Partner, any such third party purchaser may become a Limited Partner to the extent of the interest purchased hereunder.

(v)   The price due from each of the General
Partner and the Optionees shall be payable by a non-interest bearing, non-recourse promissory note (in such form as the General Partner shall designate) due upon final liquidation of the Partnership. Each such note shall be secured by the portion of the Optionor's Partnership interest so purchased by its maker pursuant to a security agreement in a form designated by the General Partner and shall be enforceable by the Optionor only against such security.

(vi) Upon exercise of any option hereunder, each Optionee (and, if applicable, any third party purchaser shall be obligated (A) to contribute to the Partnership that portion of the additional capital then due from the Optionor equal to the percentage of the Optionor's Interest purchased by such person and (B) except as otherwise provided in subsection (iii), to pay the same percentage of any further contributions otherwise due from such Optionor on the date such contributions are otherwise due. Each person who purchases a portion of the Optionor's Partnership Interest shall be deemed to have acquired such portion as of the due date of the additional Capital Contribution with respect to which the Optionor defaulted, and any distributions made after the due date on account of the Optionor's Interest shall be distributed among such purchasers (and, unless the entire Interest was purchased, the Optionor) in accordance with their ultimate respective interests in the Optionor's Interest. Distributions otherwise allocable to the Optionor under the preceding sentence shall first be used to offset any defaulted Capital Contribution of the Optionor still due to the Partnership.

(vii) Upon completion of any transaction hereunder, the General Partner shall cause Schedule I to be amended to reflect all necessary changes resulting therefrom including, without limitation, admission of a purchaser as a Limited Partner, and adjustment of Capital Account balances, Capital Commitment amounts and Capital Contributions as of the date of the Optionor's default to reflect the acquisition from Optionor of the appropriate pro rata portion of each such item (including, if applicable, the reduction of aggregate Capital Commitments and resulting adjustment of Capital Contributions in connection with any acquisition of any Remaining Portion by the General Partner pursuant to subsection (iii)). The purchase and transfer of the Partnership Interest of the Optionor shall occur automatically upon exercise by any Optionee or the General Partner of its option hereunder, without any action by Optionor.

(f) Reservation of Rights and Remedies. No right, power or remedy conferred upon the General Partner in this Section 3.6 shall be exclusive, and each such right, power or remedy shall be cumulative and in addition to every other right, power or remedy, whether conferred in this Section 3.6 or now or hereafter available at law or in equity or by statute or otherwise for the benefit or on behalf of the Partnership relative to any Defaulting Limited Partner. The General Partner is authorized to exercise its discretion as to the appropriate remedy and course of action to be taken, and to enforce any and all such remedy or course of action by and on behalf of the Partnership. No course of dealing between the General Partner and any Defaulting Limited Partner and no delay in exercising any right, power or remedy conferred in this Section 3.6 or now or hereafter existing at law or in equity or by statute or otherwise shall operate as a waiver or otherwise prejudice any such right, power or remedy.

4.       DISTRIBUTIONS.

4.1. Limitations on Distributions. No distribution will be made to any Partner if and to the extent that such distribution would not be permitted under Sections 17-607(a) of the LP Act or if, in the determination of the General Partner, after giving effect to such distribution the assets of the Partnership would be insufficient to satisfy the liabilities or obligations of the Partnership to persons other than the Partners. Except for the Distributions as otherwise expressly provided for in Sections 4.2 through 4.6, no Partner shall have the right to withdraw any amount from its Capital Account or otherwise to demand and receive any distributions from the Partnership.

4.2. Timing of Distributions. The General Partner generally will endeavor to cause the Partnership to make Distributions to each Partner in the respective amounts of Net Income distributable to such Partner during such year by April 30 of the year following the year of the date of any allocation of Net Income pursuant to paragraph (a) of
Section 3.2; provided, however, that (i) the General Partner will use its reasonable efforts to distribute cash proceeds from the disposition of any Portfolio Investment within forty-five (45) days after the Partnership's receipt thereof, and (ii) until the third (3rd) anniversary of the date of this Agreement, the General Partner, in its discretion, in accordance with the Investment Guidelines may determine not to make any such Distributions in respect of Net Income and may elect to retain and reinvest some or all of such distributable amounts in accordance with the Investment Guidelines in Section 5.1(a)(iv) below.

4.3. Distributions. The General Partner, at any time in its discretion, may cause the Partnership to make Distributions to the Partners from their Capital Accounts, subject to Section 4.2. Each Distribution pursuant to Section 4.2 and this Section 4.3 shall be apportioned among the Partners as follows:

(i) First, to all Partners in proportion to their respective Priority Return Amounts until each Partner (other than any Defaulting Limited Partner) has received aggregate Distributions equal to such Partner's Priority Return Amount;

(ii) Second, to all Partners in proportion to their respective 7% Distribution Preferences until each Partner (other than any Defaulting Limited Partner) has received aggregate Distributions equal to such Partner's 7% Distribution Preference;

(iii) Third, 100% to the General Partner until the
General Partner has received Distributions made pursuant to this 4.3(iii) equal in the aggregate to 20% of all distributions made pursuant to 4.3(ii) and this 4.3(iii) since the inception of the Partnership; and

(iv) Thereafter, 80% to all Partners in proportion to their respective Capital Contributions and 20% to the General Partner.

4.4..    The Final Distribution shall be made in accordance with
the provisions of Section 11.3.

4.5.     Tax Distributions.

(a) General. The General Partner shall use reasonable efforts to cause the Partnership to distribute in cash to each Partner, either during such Fiscal Year or within ninety (90) days after the close of such Fiscal Year, an amount equal to the aggregate Federal and state income tax liability such Partner would have incurred as a result of the Net Income for such Fiscal Year allocated to such Partner and reflected in the Partnership Return filed or to be filed for such Fiscal Year, calculated as follows: as if (i) such Partner was a natural person resident in the state with the highest applicable state income tax rate; (ii) such Partner was taxable at the maximum rates provided under applicable Federal and state income tax laws; and (iii) as if allocations from the Partnership were the sole source of income and loss for such Partner for such year. Such tax distribution amount will be reduced by the amount of all Distributions made to such Partner since the commencement of such Fiscal Year (other than Distributions required under this Section 4.5 in respect of the preceding Fiscal Year) in order that the amount of any such tax distributions will not have the effect of increasing the overall amount of distributions to the Partners under
Section 4.3 with respect to any Fiscal Year.

(b)   Special General Partner Tax Distributions.  The
Partnership may make Distributions to the General Partner during any Fiscal Year to enable the members of the General Partner to satisfy their liability to make estimated tax payments with respect to such Fiscal Year or the preceding Fiscal Year based on calculations of the General Partner's hypothetical estimated tax liability made pursuant to paragraph (a) of this Section 4.5 as of such dates as the General Partner in its sole discretion may determine; provided, however, that:
(i) if the aggregate amount of Distributions under this Section 4.5 made to the General Partner with respect to any Fiscal Year exceeds the amount distributable to the General Partner with respect to such Fiscal Year, calculated as of the end of such Fiscal Year pursuant to paragraph
(a), the Partnership shall treat such excess amount as an advance against the General Partner's distributive share of Partnership income and the General Partner shall return such excess to the Partnership without interest within ten (10) days following determination by the Partnership that such excess distributions have been made; and (ii) the Capital Account of the General Partner shall not be reduced by any amounts treated as advances made to the General Partner pursuant to this paragraph (b) during any Fiscal Year, but shall be reduced as of the end of such Fiscal Year by an amount equal to the aggregate of all such amounts treated as advances, reduced by any part of such advances returned to the Partnership by the General Partner pursuant to the preceding clause (i) of this paragraph (b).

4.6. Distributions of Cash or Securities. Distributions may be made in cash or Securities or other assets of the Partnership, at the discretion of the General Partner, subject to the other provisions of this Section 4.6. The General Partner will use its reasonable efforts to make all distributions to Partners in the form of cash or Marketable Securities until such time as the Partnership commences liquidation.

(a)   Guidelines.  The General Partner shall give the
Partners at least five (5) business days' prior written notice of any proposed Distribution in kind of Securities or other assets. In the case of a Distribution which in whole or in part consists of Securities or other assets: (i) the amount of such Distribution shall be the sum of the amount of any cash distributed plus the Carrying Value of the Securities and other assets distributed, as of the close of business on the valuation date, as determined by the General Partner in accordance with the provisions of Section 4.7; and (ii) such Securities or other assets shall be deemed to have been sold for such value at the close of business on such valuation date and the amount of any gain or loss which would have been realized upon a sale for such value shall be deemed to have been realized and recognized at such time for the purpose of determining Net Income or Net Losses for the Fiscal Period immediately preceding such valuation date. The General Partner shall distribute such Securities or other assets as soon as practical after such valuation date. Each Distribution of Securities shall be made to the Partners in proportion to the amount each is receiving in the Distribution pursuant to Section 4.3.

(b) Restrictions. The General Partner may cause the certificates evidencing any Securities to be distributed to be imprinted with legends as to such restrictions on transfer as may be reasonably necessary or appropriate, including legends as to applicable Federal or state securities law or other legal or contractual restrictions, and may require each Limited Partner to agree in writing: (i) that such Securities will not be transferred except in compliance with such restrictions and (ii) to such other matters as the General Partner may deem necessary or appropriate.

(c) Limitations on In Kind Distributions. Prior to the termination of the Investment Period or, if earlier, the date of the Final Distribution, or otherwise unless consented to by a Majority in Interest of the Limited Partners, the General Partner will not distribute Non-Marketable Securities unless: (i) the issuer of such Securities is a reporting company under the Securities Exchange Act of 1934, as amended, and such issuer has, or has agreed to make, adequate current public information with respect to the issuer to comply with Rule 144 of the Securities and Exchange Commission; (ii) in the case of an issuer which has publicly traded equity Securities, not more than 50% of the Limited Partners are entitled to cause such Securities to be registered on demand and sold pursuant to an effective registration statement filed by such issuer pursuant to the Securities Act of 1933, as amended; (iii) the holders of such Securities are the beneficiaries of rights pursuant to valid contracts, charter or otherwise entitling them to "put" such Securities for purchase or redemption by such issuer or other financially capable third party at market equivalent pricing;
(iv) such Securities represent a debt claim or other self liquidating contract right; or (v) such Securities are otherwise readily salable to an identifiable purchaser or class of purchasers, in the reasonable judgment of the General Partner, at the Carrying Value by the holders thereof or convertible or exchangeable for a Marketable Security.

(d)   Bank Partner Provisions.  If, at any time, any Bank
Regulated Partner notifies the General Partner that: (i) its holdings of any Security from a distribution in kind by the Partnership, combined with the ownership of securities of the same Portfolio Entity by such Bank Regulated Partner and its Affiliates, results in aggregate ownership by such Bank Regulated Partner and its Affiliates of an amount of securities of such Portfolio Entity in excess of that permitted by the Bank Holding Company Act of 1956; and (ii) despite their best efforts, such Bank Regulated Partner and its Affiliates are unable to sell such securities of such Portfolio Entity owned by them other than through the Partnership, then the General Partner shall take such steps as it deems reasonable, which steps are equitable to all Limited Partners, so as to avoid such excessive ownership attributable to the Bank Regulated Partner.

(e)   Modification for Regulatory Matters.
Notwithstanding any other provision of this Agreement, in the event of a distribution in kind of any Securities or other asset that would cause a Limited Partner to own or control an equity interest in a Portfolio Company that exceeds the amount that such Limited Partner may lawfully own or control, then, upon written notice to the General Partner by such Limited Partner prior to the date of such distribution, (i) the Partners not so affected shall receive their shares of such Securities or other asset in kind; (ii) the Capital Accounts of the Partners shall be adjusted in the same manner as if the entire distribution of such Securities or other asset had been made in kind; and (iii) to the extent practicable, the General Partner shall be authorized to sell the affected Limited Partner's share of such Securities or other asset on behalf of such Limited Partner and distribute the proceeds of such sale, net of all expenses attributable to such sale, to such Limited Partner in cash.

4.7.        Determination of Carrying Value.

(a)   Guidelines.  The Carrying Value of Marketable
Securities shall be determined in accordance with the following guidelines which shall be interpreted and applied in the good faith determination of the General Partner: (i) for purposes other than valuation in connection with a Distribution, their last sales price on the last trading day on which such Securities were traded immediately preceding the date of determination on the largest national securities exchange (measured by dollar volume of transactions in all Securities traded thereon) on which such Securities shall have traded, or, if available, such sales price on the consolidated tape; (ii) for purposes of a valuation in connection with a Distribution, the average of their last sales price on the five (5) most recent trading days on which such Securities were traded immediately preceding the date of determination on the largest national securities exchange (measured by dollar volume of transactions on all Securities traded thereon) on which such Securities shall have been traded, or if available, such sales price on the consolidated tape; or (iii) if neither determination referred to in clauses (i) or (ii) can be made, for purposes other than valuation in connection with a Distribution, the last closing "bid" price on the last trading day on which such Securities were traded immediately preceding the date of determination, or for purposes of a valuation in connection with a Distribution, the average of the last closing "bid" price on the five (5) most recent trading days on which such securities were traded immediately preceding the date of determination; provided, however, that if such Marketable Securities are subject to a restriction on transfer, the General Partner, in good faith and with the consent of the Advisory Committee, shall discount such sales or "bid" prices 4% to 20% depending on the nature of such restriction.

(b) General Partner Authority. Except in connection with a Distribution or any revaluation of the Partnership's assets, which shall be governed by paragraph (c) of this Section 4.7, the General Partner shall establish the Carrying Value of Non-Marketable Securities at cost; provided, however, that the General Partner may revalue such Non-Marketable Securities in accordance with said paragraph
(c) if a good faith basis for such redetermination exists.

(c) Advisory Committee Review. The Advisory Committee shall have the authority (but not the obligation) to review the methodology used for any valuation of Non-Marketable Securities made for the purpose of making any Distribution or any revaluation of the Partnership's assets. Any valuation issues of Non-Marketable Securities which are not addressed by or in accordance with such reviewed methodology shall be made by the General Partner with the consent of the Advisory Committee. If either: (i) the Advisory Committee shall object to any such methodology or other valuation or (ii) any such methodology or other valuation reviewed by the Advisory Committee shall be objected to in writing by a Majority in Interest of the Limited Partners, then the General Partner will obtain an appraisal of the value of such Non-Marketable Securities by an independent investment banking, accounting or financial consulting firm selected by the General Partner and approved by the Advisory Committee in its reasonable discretion. Any such appraisal shall be an expense of the Partnership under Section 8.2 and shall be binding on all Partners.

4.8.    Withholding Taxes.

(a) General. The Partnership at all times shall be entitled to make payments required to discharge any obligation of the Partnership to withhold or make payments to any governmental authority with respect to any United States Federal, state or local tax liability or any other tax liability of any Limited Partner liable for such taxes arising out of such Limited Partner's interest in the Partnership. Any amount withheld for the payment of any such tax liability from a Distribution to a Limited Partner shall be deemed to be a Distribution to that Limited Partner made as of the time the withheld amount would have actually been distributed and shall reduce the amounts actually distributed. Any amounts paid by the Partnership for any such tax liability, but not withheld from a Distribution, shall be deemed to be an interest-free advance made by the Partnership to such Limited Partner and shall not be deemed to be a Distribution to such Limited Partner under this Agreement. Amounts treated as advances to any Limited Partner under this Section 4.8 shall be repaid by such Limited Partner to the Partnership within thirty (30) business days after the Partnership delivers a written request to such Limited Partner for such payment, which notice will be delivered promptly by the General Partner; provided, however, that if any such repayment is not made, the Partnership may (without prejudice to any other rights of the Partnership) collect such unpaid amounts from any Distribution that otherwise would be made to such Limited Partner. Notwithstanding any other provisions of this Agreement, in the event the Partnership fails to withhold any taxes in respect of any Limited Partner when required to do so (including as a result of any change in law or interpretation thereof or otherwise), any liability incurred by the Partnership (including interest but excluding any penalties) as a result of such failure shall be borne solely by such Limited Partner (and charged to such Partner's Capital Account) or, in the event that: (i) the Partnership shall no longer exist or such Limited Partner's Capital Account shall not be adequate for such purpose and (ii) any such liability shall have been paid by the General Partner, then such Limited Partner shall, promptly upon notice thereof, reimburse the General Partner for any such payment.

(b) Operational Rules. The General Partner, after consulting with the Partnership's accountants or other advisers, shall determine the amount (if any) of any tax liability attributable to any Partner taking into account any differences in the Partners' status, nationality or other characteristics. Any such determination regarding the amount of tax liability attributable to particular Partners shall be based on the manner in which the jurisdiction imposing the related tax would attribute that tax liability and, in making any such determination, the General Partner shall be entitled to treat any Partner as ineligible for an exemption from or reduction in rate of such foreign tax under a tax treaty or otherwise except to the extent that such Partner provides the General Partner with such written evidence (including but not limited to forms or certificates executed by its managers and/or beneficial owners) as the General Partner or the relevant tax authorities may require to establish such Partner's (or some or all of its beneficial owners') entitlement to such exemption or reduction. The intent of this Section 4.8(b) is to ensure, to the maximum extent feasible, that the burden of any taxes withheld at the source or paid by the Partnership is borne by those Partners to which such tax obligations are attributable, and this Section 4.8(b) shall be interpreted and applied accordingly.

4.9.     General Partner's Obligation to Return Excess
               Distributions.

(a) Amount; Timing of Determination. If, as of the determination date of the Partnership's Final Distribution, (i) the General Partner has received Distributions in an aggregate amount in excess of 20% of the Partnership's Cumulative Net Income or (ii) the General Partner has received any Distributions and there is a shortfall between the aggregate Distributions made to the Limited Partners from the inception of the Partnership through such time and the full amount distributable to Limited Partners as of such time pursuant to clauses
(i) and (ii) of Section 4.3, then the General Partner shall be regarded as having received "Excess Distributions" equal to the greater of the excess amount referred to in clause (i) above and the shortfall referred to in clause (ii) above, but not more than the aggregate amount of Distributions actually received by the General Partner from the inception of the Partnership through and including such date. The General Partner may elect not to receive any part or all of any distribution to which the General Partner otherwise may be entitled under the provisions of Section 4.3 and instead may distribute such amounts to and among the Partners in accordance with the provisions of clauses (i) and (ii) of Section 4.3, and thereafter may receive in full distributable amounts to which it is then entitled under Section 4.3, from time to time and upon the reasonable determination of the General Partner, as may be deemed to be appropriate by the General Partner in light of its obligations under this Section 4.9.

(b) Repayment on Liquidation. Within 100 days after the determination date of the Partnership's Final Distribution: (i) the Partnership shall make a final determination of the amount of Excess Distributions received by the General Partner and not previously returned to the Partnership; and (ii) the General Partner shall return all such remaining Excess Distributions to the Partnership, subject to the conditions and limitations set forth in the other provisions of this
Section 4.9.
(c) Form of Repayment; Other Rules. All returns made to the Partnership pursuant to this Section 4.9 shall be in the form of cash or of Securities previously distributed to the General Partner by the Partnership during the fiscal period for which such determination of Excess Distributions is being made, valued in accordance with Section
4.7 at the time of their return.

(i) No amount returned to the Partnership by the General Partner pursuant to this Section 4.9 shall increase the General Partner's Capital Contribution or reduce the General Partner's
Subscription or remaining Capital Commitment.

(ii) In no event shall the General Partner be required to return to the Partnership any amount greater than the excess, if any, of the total amount of distributions made by the Partnership to the General Partner as of the determination date, reduced by the sum of:

(A)   the aggregate amount of distributions
that the General Partner would have received from the Partnership if it had made all of its Contributions to the Partnership in exchange for an interest as a limited partner therein and had never owned any interest in the Partnership as a general partner,

(B)   the aggregate amount of tax
Distributions previously received by the General Partner pursuant to
Section 4.5 (net of any amounts properly taken into account in the preceding clause (A)), and

(C)   the aggregate amount (if any)
previously returned to the Partnership by the General Partner pursuant to this Section 4.9.

(d)   Obligation.  The General Partner hereby
acknowledges and agrees that, in the event that the General Partner does not perform its obligation under this Section 4.9, each of its members shall be severally (not jointly) liable for the General Partner's obligations to return Excess Distributions pursuant to this Section 4.9, solely to the extent of their respective pro rata shares of Distributions actually received by them from the General Partner. The General Partner agrees to maintain and enforce such provisions in its Limited Liability Company Agreement for the benefit of the Limited Partners.

(e)   Limitations.  Except as provided by the Delaware
Act or other applicable law or 4.8 (dealing with Tax Withholding), and (with respect to the General Partner) this Section 4.9 and Section 11.3, and (with respect to the Limited Partners) Section 11.3, neither the General Partner nor any Limited Partner shall be obligated at any time to repay to the Partnership all or any part of any distributions made to such Partner by the Partnership, or to make any Contribution or payment to the Partnership with respect to any deficit in such Partner's Capital Account. Nothing in this Section 4.9(e) shall affect the obligation of any Partner to contribute capital to the Partnership pursuant to the additional Capital Contributions provided for herein or to make any other payments to the Partnership otherwise required by this Agreement.

5.    MANAGEMENT.

5.1. The General Partner will invest the assets of the Partnership principally in companies engaged in various segments of the insurance, financial services, e-commerce and healthcare industries, including without limitation, service and technology businesses supporting such industries. Investments may be made in Securities of all types, including Marketable and Non-Marketable Securities. Any of the foregoing investments is hereinafter sometimes referred to as a "Portfolio Investment" and the issuer of such Portfolio Investment in Securities is hereinafter referred to as a "Portfolio Entity."

(a) Roster of Items. The General Partner shall manage the investment activities of the Partnership in accordance with the provisions of this Section 5.1 (the "Investment Guidelines"), which shall be implemented subject to the good faith interpretation of the General Partner. The Investment Guidelines can be waived upon the consent of the Advisory Committee.

(i)   At no time shall the aggregate Portfolio
Investment in any Portfolio Entity exceed twenty percent (20%) of the aggregate Capital Commitments of all Partners.

(ii) At such times as the funds of the Partnership are not used to make Portfolio Investments or to pay expenses or other obligations and commitments of the Partnership, the General Partner shall invest such funds in Short-Term Investments.

(iii) The General Partner, on behalf of the Partnership, may enter into arrangements to borrow funds such that the total outstanding indebtedness of the Partnership at any time will not exceed $15 million. The Partnership will not use borrowed funds to make Portfolio Investments except that the Partnership may incur indebtedness to acquire Securities in a Portfolio Investment if such indebtedness arises solely with respect to and in the amount of pending Capital Contributions called by the General Partner and in any event is reasonably likely to be paid in full and retired within 90 days of incurrence by the Partnership.

(iv) The General Partner, in its discretion, may determine to reinvest net proceeds from the sale or other disposition of Portfolio Investments, at any time during the period ending on the third
(3rd) anniversary of the final closing date, in other Portfolio Investments under the Investment Guidelines; provided, however, that the amount available for reinvestment at any time shall not exceed an amount equal to the Cost of Disposed Investments.

(v) The Partnership will not initiate any tender offer or proxy contest transaction for the purpose of changing management of a company in a "hostile" transaction formally opposed by the board of directors (or other appropriate management of such entity), except that the Partnership may acquire Securities of any issuer in the ordinary course of investment activity and may initiate, propose and participate in any plan for reorganization or change in management of a Portfolio Entity once a Portfolio Investment is made.

(vi) The Partnership will not invest in any other pooled investment vehicle or managed investment fund, including any "fund of funds" or other vehicle as to which any person or entity is entitled to any separate fee, "carried interest" or other compensation from the Partnership.

(vii) The Partnership will not be engaged in the short-term trading of Marketable Securities. Further, the Partnership will not make open-market purchases of a class of publicly traded Securities except in anticipation of or in direct connection with a Portfolio Investment or as a follow-on investment in a Portfolio Entity. The Partnership may make Portfolio Investments in Securities which are convertible or exchangeable into Securities of a class of Securities which are publicly traded and listed, if such transaction is negotiated directly with the issuer in a private placement transaction and as to which the Partnership acquires a meaningful position with respect to such Portfolio Entity. For this purpose a "meaningful position" means either (x) a holding of at least 5% of the issuer's outstanding capital stock or (y) the right to elect or nominate a director.

(viii) The Partnership will not engage in market arbitrage transactions but may enter into put, call, options, derivative securities and other contractual arrangements on a selected basis solely for the purposes of hedging the Partnership's Portfolio Investments.

(ix) The Partnership at any time will not have Portfolio Investments (valued at cost) exceeding 30% of the aggregate Capital Commitments in Portfolio Entities with main offices, domiciled or otherwise conducting their main lines of business in jurisdictions outside the United States (including its territories and protectorates), the United Kingdom, Canada or Bermuda.

(x)   The Partnership will not make any Portfolio
Investment in any Portfolio Entity whose principal business consists of
(A) tobacco or tobacco products, (B) alcohol products, (C) the production of firearms or (D) gambling operations.

(b)   FCC Restrictions.  The Partnership will
not make any Portfolio Investment in a Portfolio Entity which is a Media or Common Carrier Company (as defined herein) if and to the extent that any Limited Partner would be attributed with an ownership interest as a result of such Portfolio Investment in such Media or Common Carrier Company under the rules and written policies of the FCC ("Attribution Rules"). For purposes of this Agreement, "Media or Common Carrier Company" means any company that, directly or indirectly, has an interest which is deemed attributable under the Attribution Rules in a broadcast radio or television station, a cable televisions system, a "daily newspaper" (as such term is defined in 47 C.F.R. 73.3555 of the FCC's rules), a multipoint multichannel distribution system, a local multipoint distribution system, an open video system, a commercial mobile radio service or any other communications facility the operations of which are subject to regulation by the FCC under any of (i) the Communications Act of 1934, as amended; (ii) the Attribution Rules; and
(iii) the rules and written polices of the FCC limiting or restricting ownership in such Media or Common Carrier Companies.

(c)   Confidentiality.  Except as otherwise
expressly provided herein, including without limitation, Sections 9.2 through 9.4, the General Partner shall not be required to disclose information known by the General Partner as to Portfolio Entities or proposed Portfolio Investments and the General Partner may, in its discretion, keep such information confidential, to the extent required or deemed necessary or advisable in the good faith judgment of the General Partner, consistent with the provisions of Section 17-305 of the LP Act.

5.2.     Powers & Duties of General Partner.

(a) Authority. The management, operation and policy of the Partnership shall be vested exclusively in the General Partner, which shall be authorized and empowered on behalf and in the name of the Partnership by itself to carry out any and all of the objects and purposes of the Partnership and to perform all acts and enter into and perform all contracts and other undertakings that it may, in its discretion, deem necessary or advisable or incidental thereto. The General Partner shall have all the rights and powers and be subject to all the restrictions and liabilities of a general partner in a partnership without limited partners.

(b) Specific Actions. Without limiting the general powers and duties set forth in paragraph (a) of this Section 5.2, the General Partner is hereby authorized and empowered on behalf and in the name of the Partnership to:

(i) direct the formulation of investment policies and strategies for the Partnership, and invest Partnership funds, in accordance with the Investment Guidelines;

(ii) acquire, hold, sell, transfer, exchange and dispose of Securities, and exercise all rights, powers, privileges and other incidents of ownership or possession with respect to Securities, including, without limitation, the voting of Securities, the approval of a restructuring of an investment in Securities, participation in arrangements with creditors, the institution and settlement or compromise of suits and administrative proceedings and other like or similar matters;

(iii) purchase Securities for investment and make such representations to the seller of such Securities, and to other persons, as the General Partner may deem proper in such circumstances, including the representation that such Securities are purchased by the Partnership for investment and not with a view to their sale or other disposition;

(iv) obtain on behalf of the Partnership options to purchase blocks of shares in private transactions under the Program, and trade in puts, calls, futures, other derivative securities, or invest in listed options, or write options to the extent that such vehicles are used for the purpose of hedging portfolio Securities (including Securities held by the Partnership as consideration for, or upon exchange, conversion or otherwise in respect of Portfolio Investment Securities), as the General Partner deems as appropriate; provided, however, that the Partnership has a sufficient number of such type of Securities underlying the hedge in its portfolio and expected cash flows from the portfolio to cover such hedge; and provided, further, however, that no such hedge shall extend for a term greater than six months;

(v) open, maintain and close bank accounts and draw checks or other orders for the payment of money and open, maintain and close brokerage, mutual fund and similar accounts;

(vi) hire consultants, attorneys, accountants, actuaries and such other agents and employees for itself and for the Partnership as may be reasonably necessary or advisable, and authorize any such agent or employee to act for and on behalf of the Partnership;

(vii) retain any of its Affiliates to provide services to the General Partner on terms that are no less favorable than terms for such services offered to or engaged in with a third party, except as otherwise approved by the Advisory Committee;

(viii) make any and all elections and other decisions with respect to tax and accounting matters;

(ix) act on its own behalf and in its own name, as the General Partner may determine to be reasonably necessary and appropriate to enforce or secure the powers or rights of the Partnership; and

(x) make and perform such other agreements and undertakings as may be necessary or advisable for the carrying out of any of the foregoing powers, objects or purposes.

(c)   Notwithstanding the foregoing provisions of this
Section 5.2, the General Partner, acting on behalf of the Partnership, may not:

(i)   buy or sell commodities;

(ii)  buy or sell real estate; or

(iii) buy or sell currencies other than currencies of the countries of domicile of Portfolio Entities.

(d) UBTI Matters. The General Partner agrees to use its reasonable efforts to avoid the realization of income of the Partnership in the form of "unrelated business taxable income" attributable to a Limited Partner that is exempt from taxation under
Section 501(a) of the Code, and shall use its reasonable efforts to conduct the affairs of the Partnership so as to minimize the risk of incurring such income.

(e) ERISA/VCOC Matters. The General Partner shall use its reasonable efforts to ensure that the assets of the Partnership shall not be "plan assets" subject to the Employee Retirement Income Security Act of 1974 and the regulations thereunder ("ERISA"), and accordingly the General Partner shall use its reasonable efforts to operate and manage the affairs of the Partnership so as to qualify the Partnership as a "venture capital operating company" exempt from regulation as plan assets under ERISA. The General Partner and the Partnership will not have any obligations or requirements under these provisions, however, if the participation of "benefit plan" investors in the Partnership is not "significant" within the meaning of the Plan Asset Regulations of ERISA, or if such requirements of the Plan Asset Regulations no longer apply to the Partnership.

(f) Tax Partnership Status. The General Partner agrees that it: (i) will not cause or permit the Partnership to elect to be excluded from the provisions of Subchapter K of the Code or to be treated as a corporation for federal income tax purposes; (ii) will cause the Partnership to make any election reasonably determined to be necessary or appropriate in order to ensure the treatment of the Partnership as a partnership for federal income tax purposes; (iii) will cause the Partnership to file any required tax returns in a manner consistent with its treatment as a partnership for federal income tax purposes; and (iv) has not taken, and will not take, any action that would be inconsistent with the treatment of the Partnership as a partnership for such purposes.

(g) Tax Matters Partner. The General Partner shall be the tax matters partner, as defined in Section 6231 of the Code, of the Partnership (the "Tax Matters Partner"). The General Partner shall receive no additional compensation from the Partnership for its services in that capacity, but all reasonable expenses incurred by the Tax Matters Partner (including professional fees for such accountants, attorneys and agents as the General Partner in its discretion determines are necessary to or useful in the performance of its duties in that capacity) shall be borne by the Partnership. The General Partner shall be entitled to exculpation and indemnification with respect to any action it takes or fails to take as Tax Matters Partner with respect to any administrative or judicial proceeding involving "partnership items" (as defined in Section 6231 of the Code) of the Partnership to the extent provided under Article 7.

5.3.     Advisory Committee.

(a)   Designation and Composition.  An advisory committee
(the "Advisory Committee"), composed of representatives of certain Limited Partners and other persons selected by the General Partner, will meet periodically, but no less often than once each year, with the General Partner and may advise the General Partner regarding the valuation of the Partnership's assets, interested party transactions and other similar actions. The Advisory Committee shall have the authority (but shall not be required) to advise and consult with the General Partner regarding the valuation of the Partnership's assets, interested party transactions and other similar actions. The General Partner and its members will not be regarded as a member of the Advisory Committee. At all times a majority of the members of the Advisory Committee shall be representatives of Limited Partners. Initially, the members of the Advisory Committee will consist of individual representatives or designees of the Limited Partners, as indicated on Schedule I hereto.

Any individual member may be removed by the action of the General Partner together with a majority of the members then serving (other than the member who is the subject of such removal). In the event of any vacancy, whether by removal, resignation or otherwise, the Limited Partner whose representative is the subject of such vacancy will be entitled to designate an alternative representative to serve as the member, with such individual to be subject to the approval of the General Partner (which shall not be withheld unreasonably or delayed unduly).

(b) Actions. Votes, approvals, consents, assents and other actions of the Advisory Committee shall be effective upon the action of at least a majority in number of the members of the Advisory Committee. The Advisory Committee may adopt rules, procedures and policies for the conduct of its meetings consistent with the other terms of this Agreement.

(c) Authority; Confidentiality. The General Partner will retain exclusive authority and responsibility for the selection of investments and the operation of the business of the Partnership, and no member of the Advisory Committee or other Limited Partner shall take part in the control of the Partnership business or have any authority or power to act for or bind the Partnership or have any liability therefor. Except as otherwise expressly provided herein, including without limitation Sections 9.2 through 9.4, the General Partner shall not be required to disclose to the members of the Advisory Committee any information known by the General Partner as to Portfolio Entities, proposed Portfolio Investments or other aspects of the Partnership's business where the General Partner reasonably and in good faith believes that there is a contractual basis or other basis for which it is necessary to keep such information confidential, or otherwise as consistent with the provisions of Section 17-305 of the LP Act.

5.4.     Other Business Relationships.

(a)   General Partner and Principals.  The General
Partner, and its members (including the Principals), employees and Affiliates are engaged and may in the future engage, individually or with others, in other business or investment activities or business ventures, including those which may be similar to or in competition with the investments or business of the Partnership. The Principals also may provide management assistance, financial consulting, investment and asset management services, reporting and accounting, and investment banking (including merchant banking or other activities in which the Principals may act as a principal) and similar services to clients, which may include Portfolio Entities or potential Portfolio Entities.
No fees for such services need be shared with the Partnership. In the event of any potential conflict of interest due to any other investment or business relationship, the General Partner will act in the manner which it reasonably and in good faith believes to be in or not opposed to the best interests of the Partnership. Obligations of fair dealing, non-disclosure of inside information and the like also may limit the Principals in acting on behalf of the Partnership.

(b) Other Investment Funds. Subject to the other provisions of this Agreement, the Principals may at any time organize, sponsor, invest in or otherwise enter into contracts with other limited partnerships or other entities with the same or similar investment objectives as the Partnership and in which any Principal has the same or similar kinds of responsibilities as in this Agreement; provided, however, that unless approved in advance by at least Two-Thirds in Interest of the Limited Partners, the Principals shall not form or serve as general partner or investment manager of another private U.S. investment fund that has as its investment purpose and agenda the making of private equity investments in companies substantially similar to the companies in which the Partnership invests until the earlier of (i) the fourth anniversary of the date of this Agreement or (ii) such time as an amount equal to at least 75% of the Capital Commitments of all Partners
(A) has been invested in Portfolio Investments or reserved for potential Portfolio Investments which are identified and likely to close within ninety (90) days or (B) reserved for follow-on investments (in an amount consistent with the Partnership's historical reserves for follow-on investments) and/or (C) paid or reserved for payment of Partnership expenses and obligations, including any such investments, expenses or obligations reasonably expected by the General Partner to be funded or become due within ninety (90) days (such set of conditions being referred to as "fully invested").

(c) Principal Transactions. Upon the approval of the Advisory Committee: (i) the Principals may make an investment in any Portfolio Entity in which the Partnership has invested, and the Partnership may make an investment in any entity in which a Principal has invested; and (ii) any Principal may also invest in any Portfolio Entity in which the Partnership is investing, at the same time as the Partnership invests therein and on terms not more favorable to any such Principal than those applicable to the Partnership's investment in the Portfolio Entity, unless such Principal's investment would result in a reduction of the amount of the investment which the Partnership would otherwise make.

(d) Related Fund Transactions. Notwithstanding anything to the contrary herein, (i) the Partnership may make an investment in any Portfolio Entity in which any Related Fund has invested, and any Related Fund may make an investment in any entity in which the Principal has invested; and (ii) any Related Fund may also invest in any Portfolio Entity in which the Partnership is investing at the same time as the Partnership invests therein. For purposes of this
Section 5.4, the term "Related Fund" shall mean any limited partnership or investment fund currently managed, or to be managed in the future, directly or indirectly, by any of the Principals, Conning & Company or an Affiliate of Conning & Company.

(e) Related Party Transactions. The Partnership may not engage in a purchase or sale transaction of a Non-Marketable Security with a limited partnership or an investment fund which is managed or controlled by a Related Party. With regard to a Related Party which is not a limited partnership or an investment fund, the Partnership may not engage in a purchase or sale transaction of a Non-Marketable Security with a Related
Party: (i) unless the Non-Marketable Security is of the same class as, or has the same rights to earnings and distributions as, a Marketable Security of the same issuer and the price for the Non-Marketable Security is determined by the price of the Marketable Security, after adjustments for illiquidity; or (ii) if otherwise, without the prior written consent of a Majority in Interest of the Limited Partners. The Partnership may not purchase securities in a Public Offering through which a Related Party is selling its holdings, unless the Securities purchased by the Partnership constitute 20% or less of the total Public Offering. For purposes of this Section 5.4 only, the term "Related Party" shall mean the General Partner and its Affiliates, and each of their respective stockholders, employees, officers, directors, and agents or, in the case of any General Partner member who is an individual, any of such person's family members, and the term "Public Offering" shall mean an offering of securities under the Securities Act of 1933, as amended.

(f) General Partner Disclosure. The General Partner shall devote such resources as it deems in good faith to be reasonably necessary to manage the affairs of the Partnership. Without the prior written consent of the Advisory Committee, and notwithstanding any other provision of this Section 5.4, the General Partner, the Principals and each Related Party shall not engage in any transaction with the Partnership except on terms that are no less favorable than the terms of any such transaction offered to or engaged in with a third party. The General Partner will disclose the nature and terms of any such Related Party transactions to the Advisory Committee. For purposes of this
Section 5.4, a Limited Partner shall not be deemed to be a Principal, a Related Party or an Affiliate solely by virtue of its status as a Limited Partner in the Partnership.

5.5. Custodian. All cash and Securities of the Partnership shall be held by a custodian appointed by the General Partner, which shall be a bank or trust company with combined capital, surplus and undivided profits of not less than $100 million at the time of appointment (the "Custodian"). Any Custodian may be replaced at the discretion of the General Partner, by another Custodian meeting the requirements of this Section 5.5, and the General Partner shall promptly notify the Limited Partners of such replacement.

5.6     Key Person Trigger Event.

(a) Event Occurrence. The failure of (i) any four of the Principals or (ii) John B Clinton and any two other Principals to be active in the affairs of the Partnership in the capacity of investment managers of the General Partner during the Investment Period shall constitute a "Key Person Trigger Event". For purposes of this provision, "failure to be active in the affairs of the Partnership" with respect to any Principal shall mean the failure of such Principal to devote all or a substantial portion of such Principal's business time and efforts as a manager of the General Partner. The General Partner shall provide written notice to all Partners promptly after the occurrence of any Key Person Trigger Event.

(b) Suspension Period. Immediately upon the occurrence of such Key Person Trigger Event, the General Partner: (i) shall cause the Partnership to cease making any new Portfolio Investments other than a proposed Portfolio Investment to which the Partnership made a commitment evidenced in writing setting forth the significant terms in definitive form prior to the date of such Key Person Trigger Event or any follow-on investment that the General Partner determines is advisable to make in order to preserve the Partnership's rights and economic benefits of an existing Portfolio Investment; (ii) shall cause the Partnership not to commit to any new proposed Portfolio Investment unless such commitment explicitly is made dependent upon the separate approval of a Majority in Interest of the Limited Partners; (iii) shall not make (and no Partner shall be obligated to pay) any Capital Contributions in respect of any new or proposed Portfolio Investments;
(iv) shall use its reasonable best efforts to manage the ownership, conversion, disposition and distribution of the Partnership's assets so as to preserve the value of the Partnership's assets; and (v) shall be authorized to make (and each Partner shall be obligated to pay) Capital Contributions solely to the extent necessary to support the investment activities permitted in the preceding clause (i) and to satisfy current outstanding Other Expenses and liabilities or obligations of the Partnership to third parties (collectively the "Suspension Period Restrictions").

(c) Restart Consent. Within sixty (60) days of the occurrence of the Key Person Trigger Event, the General Partner will deliver written notice to the other Partners or call a meeting of the Partners in order to disclose the steps that the General Partner has taken and/or intends to take in order to continue with management of the investment activities of the Partnership, which may include the replacement of one or more Principals or an alternative plan of management. The Suspension Period Restrictions shall terminate immediately only upon the consent of a Majority in Interest of the Limited Partners, to such effect, at which time the General Partner shall resume and continue to manage the full investment activities of the Partnership, including without limitation, the making of new Portfolio Investments and Capital Contributions for any and all Partnership purposes.

(d) No Restart Consent. If the Limited Partners do not so consent to the termination of the Suspension Period Restrictions within sixty (60) days of the date of the aforementioned General Partner's notice or meeting, then the General Partner may either (i) continue to manage the activities of the Partnership as set forth in this Agreement subject to the Suspension Period Restrictions or (ii) elect to terminate the Partnership and manage the activities of the Partnership as set forth in Article 11.

6.       MATTERS AMONG PARTNERS.

6.1. Liability of General Partner.

(a) Basic Standard of Care. The General Partner, each of its employees, affiliates, officers, directors and agents from time to time and the Principals shall not be liable to the Partnership or any Partner for any action or omission taken or suffered by any Principal which does not constitute a breach of any fiduciary duty owed by such Principal and is taken or suffered in good faith and in the belief that such action or omission was in or was not opposed to the best interests of the Partnership; provided, however, that such action or omission was not a material violation of this Agreement and did not constitute gross negligence, willful misconduct, fraud or a material violation of law and that such acts or omissions do not constitute a knowing failure to comply with the LP Act such that the liability of any of the Limited Partners for the liabilities of the Partnership may exceed their Capital Contributions. None of the General Partner or the Principals shall be liable to the Partnership or any Partner for any act or omission of any other party other than a Principal, nor shall any Principal (in the absence of gross negligence, willful misconduct, fraud, a material violation of this Agreement or a material violation of law by such Principal) be liable to the Partnership or any Partner for any act or omission of any employee or agent of the Partnership where reasonable care was exercised in their appointment, supervision and retention. Except as otherwise provided in this paragraph (a), neither the General Partner nor any Principal shall be liable to the Partnership or any Partner for any mistake of fact or judgment in conducting the affairs of the Partnership or otherwise acting in respect of and within the scope of this Agreement.

(b) Not Liable for Return. Except as otherwise expressly provided in paragraph (a) of this Section 6.1, neither the General Partner nor any Principal shall be liable for the return of all or any portion of any Limited Partner's Capital Contributions.

6.2. Liability of Limited Partners. Except as may be otherwise provided by law, the liability of each Limited Partner is limited to its Capital Commitment, and nothing in this Agreement shall remove, diminish or affect such limitation. If a Partner has received the return of any part of its Capital Contributions, the Partner may continue to be liable to the Partnership for the amount of the returned Capital Contribution, but only to the extent necessary to discharge the Partnership's liabilities to creditors who extended credit to the Partnership during the period the Capital Contribution was held by the Partnership, and as otherwise provided under the LP Act or Section 11.3.

6.3.     No Obligation to Restore Negative Capital Account.
Except as otherwise provided for by law or by Section 11.3, no Partner shall have any obligation at any time to contribute any funds to restore any negative balance in its Capital Account.

6.4. Actions of Partners; Bank Regulated Partner Voting Percentage. The Partners hereby agree and acknowledge that any vote, consent, approval or other action to be taken by or on behalf of the Limited Partners hereunder shall be valid and effective for all purposes hereunder upon the taking of such action at a meeting or as evidenced in writing by or on behalf of Limited Partners representing at least the requisite percentage in Interest of all Limited Partners eligible and entitled to act with regard to such matters, based upon their relative Limited Partner Percentages at the time such action is to be taken; provided, however, that for such purposes any Bank Regulated Partner shall be deemed at all times to have a Limited Partner Percentage equal to the lesser of (i) 4.9% or (ii) its actual Limited Partner Percentage. Further, with respect to any action by the Partners: (x) any Limited Partner who is the subject of such action or against whom such action is to be enforced separate or apart from other Limited Partners on behalf of the Partnership as a whole, shall be excluded from taking any such action; (y) any Affiliate of the General Partner, to the extent it holds a Limited Partner Interest, shall be excluded from such action; and (z) no Bank Regulated Partner shall take part in action regarding the admission, removal or approval of replacement of the General Partner under Section 10.2 and as otherwise referred to in this Agreement.

6.5     Bank Regulatory Matters.

(a)   No "Control" Presumption.  No Bank Regulated
Partner shall be required to make any Capital Contribution to the Partnership to the extent that such contribution would result in such Bank Regulated Partner contributing more than 24.99% of all capital contributed to the Partnership, if such Bank Regulated Partner shall obtain an opinion of counsel (which counsel and opinion shall be reasonably acceptable in form and substance to the General Partner) to the effect that such contribution would cause such Bank Regulated Partner to violate Regulation Y or otherwise causes a Bank Regulatory Problem.

(b) Adjustment. Anything contained in this Agreement to the contrary notwithstanding, any Bank Regulated Partner may elect to withdraw partially from the Partnership but only to the extent necessary to provide that the Interest of such Bank Regulated Partner in the Partnership shall not exceed 24.99%, if such Bank Regulated Partner shall obtain an opinion of counsel (which counsel and opinion shall be reasonably acceptable in form and substance to the General Partner) to the effect that, as a result of Regulation Y, such partial withdrawal of the Interest such Bank Regulated Partner from the Partnership to the extent described above is required to enable such Limited Partner to comply with Regulation Y or otherwise to avoid a Bank Regulatory Problem is necessary.

(c)   Partial Withdrawal Remedy.  Any such Bank Regulated
Partner partial withdrawal of Interest shall be effective at the end of the fiscal quarter in which such election occurs. Upon the partial withdrawal of any Bank Regulated Partner, either the remaining Partners or the Partnership, within sixty (60) days after the effective date of such Bank Regulated Partner withdrawal, shall purchase from the Bank Regulated Partner that amount of such Bank Regulated Partner's Interest corresponding to such Limited Partner's partial withdrawal at the price determined below. The purchase price to be paid for such Bank Regulated Partner's withdrawal Interest shall be the fair market value thereof as reflected in its Capital Account, determined as if all assets of the Partnership had been sold for their Carrying Values, all Partnership liabilities satisfied (to the extent feasible) and the resulting income, gains and losses to the Partners' Capital Accounts in accordance with
Section 3.1 of this Agreement.

(d)   Payments.  All payments made to a withdrawing Bank
Regulated Partner pursuant to this Section 6.5 may be made (i) in cash or (ii) in the form of other consideration mutually acceptable to such Bank Regulated Partner and the General Partner. If and to the extent that any of the consideration consists of Securities, the General Partner and the Bank Regulated Partner shall apply the provisions of Sections 4.6(d) and (e) to determine the acceptability of such Securities as in-kind consideration.

(e) Election Out. Upon issuance of the regulations implementing the "merchant banking activities" provisions of amended
Section 4(k)(4)(H) of the Bank Holding Company Act, any Bank Regulated Partner may irrevocably elect, by providing written notice to the General Partner, not to be governed by this Section 6.5 because such Limited Partner or an Affiliate has elected to be treated as a "financial holding company" under the Financial Services Act of 1999 (the Gramm-Leach-Bliley Act of 1999).

(f) Modification; Definitions. This Section shall not be amended without the consent of each of the Bank Regulated Partners. For purposes of this Section 6.5 the following defined terms apply:

"Bank Holding Company Act" means the Bank Holding Company Act of 1956, as amended (12 U.S.C. 1843(c)(8)), including the Financial Services Act of 1999.

"Bank Regulated Partner" means each Limited Partner that is (or is an Affiliate of a bank holding company that is) subject to the provisions of Regulation Y.

"Regulation Y" shall mean Regulation Y of the Board of Governors of the Federal Reserve System (C.F.R. Part 225) or any successor to such
Regulation.

"Bank Regulatory Problem" means (i) any set of facts or circumstances wherein it has been asserted by any governmental regulatory agency (or any Bank Regulatory Partner believes that there is a significant risk of such assertion) that such Bank Regulated Partner is not entitled to own, hold, or exercise any material right with respect to all or any portion of the interest in the Partnership which such Partner holds or (ii) when a Bank Regulated Partner and its affiliates would own, control or have power (including voting rights) over a greater quantity of securities of any kind than are permitted under any requirement of any governmental rule or regulation directly applicable to the investment activities of such Bank Regulated Partner in its capacity as a Limited Partner.

6.6      Exclusions from Investments.

(a)   Request for Exclusion.  If participation by a Bank
Regulated Partner in a Portfolio Investment would result in a Bank Regulatory Problem, and such Bank Regulated Partner provides the General Partner with a written opinion of counsel to that effect, such Bank Regulated Partner may request to be excused from making payment of its capital contributions in respect of such Portfolio Investment (an "Excused Partner") and shall be excluded from participating in Partnership profits, losses and distributions attributable to such investment (the "Excluded Investment"). Any such request shall be submitted to the General Partner in writing, accompanied by the opinion of counsel, within five (5) business days after the receipt by the Bank Regulated Partner of the Capital Contribution call notice with respect to such proposed Portfolio Investment.

(b) Effect of Exclusion. If a Bank Regulated Partner is an Excused Partner with respect to any Portfolio Investment, then, notwithstanding any other provision of this Agreement, the following provisions shall be applied:

(i) The Capital Commitment of the Excused Partner shall not be reduced by such Excused Partner's share of any Capital Contributions called for by the Partnership to make such Excluded
Investment;

(ii)  Such Excused Partner shall receive no
allocations of items of income, gain, loss, deduction or expense attributable to that Excluded Investment and no Distributions attributable to that Excluded Investment (i.e., it shall be entitled to no economic returns from, and to the maximum extent feasible shall suffer no economic detriment attributable to, the Partnership's participation in that Excluded Investment);

(iii) For purposes of determining the General
Partner's "carried interest" attributable to Portfolio Investments made (in part) with such Excused Partner's paid-in Capital Contributions, and the General Partner's obligation to return Excess Distributions to such Excused Partner: (A) such Excused Partner and the General Partner shall be treated as partners in a separate "sub-partnership" with aggregate Capital Commitment and Capital Contributions equal to the Excused Partner's revised Capital Commitment and Capital Contributions plus a proportionate share of the General Partner's actual Capital Commitment and Capital Contributions, and (B) all calculations of the General Partner's carried interest shall be made separately, in accordance with the relevant provisions of the Agreement, with respect to this sub-partnership;

(iv) The amount of Expenses attributable to this sub-partnership shall be equal to the Expenses attributable to the Portfolio Investments held by that sub-partnership, determined as follows: (A) all Expenses incurred solely as a result of making, holding or disposing of a particular Portfolio Investment (e.g., indemnification expenses for claims arising out of that Portfolio Investment) shall be deemed to be attributable to that Portfolio Investment; (B) all other Expenses (excluding Expenses attributable to the Management Fee) shall be apportioned among (and shall be deemed to be attributable to) all Portfolio Investments in proportion to the Capital Contributions used to acquire such Portfolio Investments; and (C) the General Partner shall determine the amount of Capital Contributions used to acquire each Portfolio Investment, and shall recalculate periodically the amount of Expenses attributable to each Portfolio Investment as additional Expenses accrue, in each case in a reasonable and consistent manner;

(v) The Management Fee payable by the Partnership shall not be reduced as a result of any reduction in Capital Commitments occurring pursuant to this Section 6.6, and each Limited Partner (including each Excused Partner) shall bear the economic impact of its proportionate share (based on its relative Capital Commitment and without regard to any reduction occurring pursuant to this Section 6.6) of the aggregate amount of the Management Fee expense allocated to all Limited Partners under this Agreement. The General Partner is authorized to allocate Expenses attributable to payments or accruals of the Management Fee to the sub-partnership referred to in Section 6.6(b)(iii) and (iv) and, within such sub-partnership, between the General Partner and any Excused Partners, in such manner as the General Partner reasonably determines is necessary or advisable to implement the Partners' economic agreement as set forth in the preceding sentence;

(vi)  No Bank Regulated Partner which has become an
Excused Partner pursuant to Section 6.6 shall be required to make any additional Capital Contributions to the Partnership with respect to such Portfolio Investment, but the General Partner shall adjust Partnership allocations to and within such sub-partnership to ensure, to the extent feasible, that such Excused Partner bears the economic burden of any Management Fee expense attributable to such Excused Partner's Capital Commitment (determined without regard to any reduction thereof);

(vii) To the maximum extent feasible, except as explicitly provided in Sections 6.6(b)(i) through (vi), the amounts of Net Income or Net Losses allocable to, and the Distributions made to, the Partners other than the Excused Partner shall not be affected by the special arrangements between the General Partner and the Excused Partner contemplated by this Section 6.6; and

(viii) With respect to Capital Contribution calls after an Excused Investment, the General Partner may determine individual Partner Capital Contribution amounts on a pro rata basis relative to the outstanding or unused Capital Commitments of all Partners.

7.     INDEMNIFICATION.

7.1. General. The General Partner, each Principal, each member of the Advisory Committee, and each of their respective partners, members, managers, employees, affiliates, officers, directors and agents from time to time (each an "Indemnitee") shall be and hereby are: (i) indemnified and held harmless by the Partnership and (ii) released by the Partners, from and against any and all claims, demands, liabilities, costs, expenses, damages, losses, suits, proceedings and actions, whether civil or criminal, actual or threatened (collectively, "Liabilities"), whether judicial, administrative, investigative or otherwise, of any nature whatsoever, known or unknown, liquidated or unliquidated which Liability or Liabilities arise out of the conduct of the business or affairs of the Partnership by the respective Indemnitee or otherwise relate to this Agreement, including, without limitation, any Liability of any nature whatsoever resulting from an Indemnitee serving as a member of the Board of Directors of any Portfolio Entity; provided, however, that the satisfaction of any indemnification and holding harmless shall be from and limited to assets of the Partnership and no Limited Partner shall have any personal liability on account thereof; and provided, further, that an Indemnitee shall not be entitled to indemnification and release hereunder only if it shall have been determined by a court of competent jurisdiction that: (x) such Indemnitee did not act in good faith and in the reasonable belief that the Indemnitee's action was in accordance with such Person's obligations to the Partnership or such Indemnitee acted with reckless disregard for the duties of his or its office or with willful malfeasance; (y) such Liability arose from a material violation of this Agreement or the gross negligence, willful misconduct, or fraud by such Indemnitee, or from actions of such Indemnitee outside the scope of and unauthorized by this Agreement, or from any violation of Federal or state securities laws or
(z) with respect to any criminal action or proceeding, such Indemnitee did have cause to believe beyond any reasonable doubt that the Indemnitee's conduct was criminal.

7.2. Expenses. Reasonable expenses, including reasonable legal expenses, incurred by an Indemnitee in defense or settlement of any claim that may be subject to a right of indemnification hereunder shall be advanced by the Partnership prior to the final disposition thereof upon receipt of the Indemnitee's undertaking to repay such amount to the Partnership if it shall be ultimately determined that the Indemnitee was not entitled to be indemnified hereunder. The right of any Indemnitee to the indemnification provided herein shall be cumulative of, and in addition to, any and all rights to which such Indemnitee may otherwise be entitled by contract or as a matter of law or equity, and shall extend to such Indemnitee's successors, assigns and legal representatives. All judgments against the Partnership or any Principal, in respect of which any of them is entitled to indemnification, must first be satisfied from Partnership assets before any such party is responsible therefor.

7.3. No Waiver, etc.. Nothing contained herein shall constitute a waiver by any Partner of any right which it may have against any party under Federal or state securities laws.

7.4. Insurance. The General Partner may cause the Partnership to purchase and secure insurance, to the extent available at reasonable cost (as determined by the General Partner), covering the Liabilities described in this Article 7.

8.     EXPENSES; MANAGEMENT FEE.

8.1.     Administrative Expenses.  Subject to the provisions of
Section 8.2, the General Partner will bear and be charged with all ordinary, necessary and recurring costs and expenses of administering the Partnership (other than the Management Fee), and providing such services to the Partnership as are required to be provided by it pursuant to this Agreement, including office expenses, travel expenses (other than as provided for in Section 8.2(iv)), salaries and employee benefits, and other overhead expenses of the Partnership and all out-of-pocket costs of evaluating and developing potential Portfolio Investments or Short-Term Investments (other than fees and expenses of third-party consultants and other advisors) and of making, holding or selling Portfolio Investments and Short-Term Investments (collectively, "Administrative Expenses"). The General Partner, at its expense, may contract with Conning & Company or its subsidiaries for the furnishing of all of such services.

8.2. Other Expenses. All reasonable costs and expenses of the Partnership and (to the extent fairly allocable to the Partnership) of the General Partner (other than Administrative Expenses) are "Other Expenses" and will be borne by and charged to the Partnership. Other Expenses will include, without limitation: (i) out-of-pocket expenses incurred by the Partnership or the General Partner in connection with the organization of the Partnership and the offering of the interests therein (but excluding any placement fees and expenses) ("Organizational Expenses") and fees and expenses of placement agents and syndication expenses in connection with the offering and formation of the Partnership ("Syndication Expenses") up to an aggregate of $750,000 with such expenses in excess of $750,000 to be offset against the Management Fee payable to the General Partner by the Partnership pursuant to
Section 8.3(a); (ii) fees and expenses of consultants, appraisers, custodians, counsel, independent public accountants, actuaries and other agents; (iii) finders, placement, brokerage and other similar fees incurred making Portfolio Investments; (iv) out-of-pocket costs of meetings with (including travel), and reports to, the Limited Partners;
(v) all expenses of the Advisory Committee; (vi) costs and expenses incurred for the preparation and distribution of financial reports, tax reports and other information for the benefit of the Limited Partners or as specifically requested by a Limited Partner; (vii) any taxes, fees or other governmental charges levied against the Partnership or its income or assets or in connection with its business or operations; (viii) costs of any agency or administrative actions or hearings, any governmental action or third-party litigation or other matters that are the subject of indemnification pursuant to Article 7 hereof; (ix) costs of winding-up and liquidating the Partnership; (x) fees and expenses incurred in connection with potential Portfolio Investments that are not consummated by the Partnership; and (xi) all other costs and expenses of the Partnership or the General Partner in connection with this Agreement other than Administrative Expenses.

8.3.     Management Fee.

(a)   Amount.  The Partnership shall pay to the General
Partner an annual management fee (the "Management Fee") computed as follows: (i) during the term of the Investment Period, 2.0% of aggregate Capital Commitments of the Partnership and (ii) during the period following the end of the Investment Period until the date of the Final Distribution, 2.0% of aggregate amount of Capital Commitments of the Partnership invested in Portfolio Investments of the Partnership which are unrealized as of the beginning of such period for which the Management Fee is due and payable pursuant to Section 8.3(b) below. The Management Fee shall be payable for the period commencing on the date of formation of the Partnership and terminating on the date of the Final Distribution. The amount of the Management Fee shall be reduced by the amount of Syndication Expenses and Organization Expenses in excess of $750,000. Any amount of such excess Syndication Expenses and Organization Expenses to be offset against the Management Fee shall reduce the annual Management Fee due and payable to the General Partner pursuant to Section 8.3(b) below on a pro rata basis applied over the five years following the determination date of such amount.

(b) Payment. The Management Fee, calculated as provided in this Section 8.3, shall be payable quarterly in advance, for the period commencing with the date of this Agreement until the Final Distribution. The initial payment shall be due as part of the Initial Capital Call and thereafter will be made on each, January 1, April 1, July 1 and October 1 thereafter. Quarterly installments for any period less than a full quarter shall be prorated on the basis of the actual number of days elapsed. Upon the admission of any Additional Limited Partner or the making of any additional Capital Commitment to the Partnership by any Limited Partner pursuant to Section 2.3, the Management Fee (the "Late Management Fee") attributable to the Capital Commitment of such Additional Limited Partner (or to the additional Capital Commitment of such existing Limited Partner) for the period commencing on the date of the inception of the Partnership and terminating on the last day in the fiscal quarter in which such Partner is admitted (or makes such additional Capital Commitment) and the amount of such Partner's Late Payment Fees relating to interest on the Late Management Fee pursuant to Section 2.3(c)(i) shall be payable on the date of admission (or the date of making such additional Capital Commitment).

(c) Adjustments. The following adjustments shall be made to the Management Fee:
(i) Director's fees, consulting fees, commitment fees, monitoring fees, break-up fees and success fees (excluding any options, warrants or other equity securities awarded or otherwise issued to directors of a Portfolio Entity) paid during such year to the General Partner, to any member of the General Partner by Portfolio Entities for services rendered by such persons ("Portfolio Entity Remuneration") shall be used first to offset any transaction expenses advanced by such service provider and not reimbursed by the Partnership. Any remaining Portfolio Entity Remuneration shall be used to reduce the Management Fee (but not below zero) by 50% of such remaining amount, in accordance with the terms of Sections 8.3(c)(ii) and (iii) below.

(ii)  The amount of any Portfolio Entity
Remuneration to be so applied shall be applied first against the quarterly payment next following the date of the determination of such net remuneration and then against each successive quarterly payment until such net remuneration has been fully utilized, provided that no amount shall be carried over as a credit from any fiscal year to the next.

(iii) For purposes of 8.3(c)(ii), a fee reduction shall be deemed to have occurred when Portfolio Entity Remuneration is actually received by the remunerated Person and the amount of the net remuneration (and related reduction) has been determined in good faith by the General Partner. In the case of any fees paid in consideration other than cash (excluding any options, warrants or other equity securities awarded or otherwise issued to directors of a Portfolio Entity), such fees shall be deemed to have been received by the remunerated Person when such consideration has been disposed of for cash and shall be deemed to be in an amount equal to the proceeds of such disposition net of acquisition and other transaction expenses (including taxes, if any).

9.       BOOKS AND RECORDS; REPORTS TO PARTNERS.

9.1.     Books and Records.

(a) General. The General Partner shall keep or cause to be kept complete and accurate records and books of account in which shall be entered all such transactions and other matters relative to the Partnership's business as are usually entered into records and books of account maintained by persons engaged in businesses of like character or which are required by the Act. Such books and records shall, to the extent consistent with all other provisions of this Agreement, be maintained for all purposes in accordance with generally accepted accounting principles consistently applied.

(b) Maintenance; Inspection. The books and records of the Partnership shall be maintained at the offices of the General
Partner, and all such books and records shall be available for inspection and copying at the reasonable request, and at the expense, of any Partner during ordinary business hours. All Partners shall also have the right, at their expense and during ordinary business hours, to meet with the Partnership's accountants.

9.2. Tax Information. The General Partner shall use its reasonable efforts to send to each person who was a Partner at any time during a Fiscal Year such Partnership tax information as shall be necessary for the preparation by such person of its Federal tax returns (including information returns) within seventy-five (75) days (but in no event later than ninety (90) days after the end of each Fiscal Year); and, to this end, upon specific request by a Partner, the General Partner shall provide each such Partner with a copy of the Partnership's estimated and unaudited financial statements for each Fiscal Year within forty-five (45) days after the close of such Fiscal Year. Upon the request of any Limited Partner, the General Partner will undertake to furnish to such person such additional information as may be necessary to enable such person to file other required returns or reports with governmental agencies.

9.3.     Reports to Partners.

(a) Annual Period. Within ninety (90) days after the end of each Fiscal Year of the Partnership, the General Partner shall send to each Limited Partner the following audited financial statements, prepared in accordance with generally accepted accounting principles (the "Annual Financial Statements") :

(i) a balance sheet of the Partnership as of the end of such year;

(ii) a statement of income of the Partnership for such year;

(iii) a statement of cash flows of the Partnership for such year;

(iv)  a statement of changes in Partner's Capital
Account for such year;

(v) schedules detailing each Portfolio Investment of the Partnership as of the end of such year and setting forth both the cost and the General Partner's good faith estimate of the Carrying Value of each Portfolio Investment as of the end of such year presented substantially in the format that such information has been presented to investors in the Prior Funds; and

(vi)  notes to the audited financial statements.

The General Partner shall cause an audit of the Annual Financial Statements to be made by the Partnership's independent public accountants, which audit shall be conducted in accordance with generally accepted auditing standards. The General Partner will select a nationally recognized independent public accounting firm on behalf of the Partnership. Upon reasonable request of a Limited Partner, the General Partner will use its reasonable efforts to provide such other additional information relating directly to the requesting Limited Partner's interest in the Partnership, subject to Section 17-305 of the LP Act.

(b) Quarterly Period. Within forty-five (45) days after the end of the first, second, third and fourth fiscal quarters of the Partnership, the General Partner shall send to each Limited Partner:
(i) a report summarizing the status of the Partnership and each Portfolio Investment of the Partnership as of the end of such period and setting forth the General Partner's good faith estimate of the Carrying Value of each Portfolio Investment as of the end of such period presented substantially in the format that such information has been presented to investors in the Prior Funds; (ii) a balance sheet, statement of income and cash flows and statement of changes in Capital Account balances for the Partnership with respect to such period (prepared on a pro forma basis, unaudited); and (iii) notice of the commencement of any event during such period entitling the Limited Partners to vote to terminate the Partnership or to vote to remove the General Partner.

(c)   Notices.  The General Partner shall send to each
Limited Partner notice of the bringing of any action or proceeding against the General Partner by one or more Limited Partners within twenty (20) days of the commencement thereof.

9.4. Meetings. The General Partner shall hold an annual meeting of the Partners on such date as the General Partners may determine and give at least thirty (30) days' prior written notice to the Limited Partner, at which the General Partner shall report on the Portfolio Investments of the Partnership.

9.5. Compliance with Laws. The General Partner shall conduct its affairs and shall conduct the affairs of the Partnership in such a manner that no Limited Partner will have any personal liability with respect to any obligation of the Partnership except as expressly assumed by any Limited Partner or as otherwise provided by law and generally so as to comply with all material laws as applicable to it (including without limitation the Foreign Corrupt Practices Act). The General Partner shall use its best efforts to cause all registrations or notices required under the LP Act to be submitted or made in accordance with the provisions of the LP Act and shall indemnify and keep indemnified each of the Limited Partners from and against any and all costs, expenses, claims, damages and liabilities to which they may become subject which result from the failure by the General Partner to comply with the requirements of the LP Act; provided, however, that the General Partner shall not be under any obligation to indemnify and keep indemnified each of the Limited Partners where such costs, expenses, claim damages or liabilities arise or result from a breach by a Limited Partner of its representations and warranties contained in the Subscription Agreement between the General Partner and the Limited Partners.

10.    TRANSFERS.

10.1. Transfer by General Partner. The General Partner shall not assign or otherwise transfer (collectively, "Transfer") its interest, and shall not voluntarily withdraw as General Partner of the Partnership, except with the consent of Two-Thirds in Interest of the Limited Partners; provided, however, that the General Partner may Transfer its interest to any successor of the General Partner or Affiliate of Conning Corporation without the consent of the Limited Partners.

10.2.     Removal of General Partner.

(a) Actions and Conditions. The General Partner may be removed by the action, evidenced by a written notice delivered in accordance with the requirements of Section 13.5, and executed by a Majority in Interest of the Limited Partners if, but only if: (i) the General Partner shall be in material violation of this Agreement and such violation shall have continued for a period of thirty (30) days after receipt by the General Partner of written notice thereof in accordance with the requirements of Section 13.5, executed by a Majority in Interest of the Limited Partners; or (ii) the General Partner shall have been determined by a court of competent jurisdiction to be guilty of gross negligence, fraud or willful misconduct in the conduct of the business or affairs of the Partnership or of any felony (it being understood that the General Partner shall promptly send written notice of any such determination to the Limited Partners). The General Partner may be removed for any reason by the action of Eighty Percent (80%) in Interest of the Limited Partners, evidenced by a written notice delivered in accordance with the requirements of Section 13.5 and executed by Eighty Percent (80%) in Interest of the Limited Partners. Except as provided in Section 10.2(b), the General Partner shall cease to be the general partner of the Partnership upon its removal or upon the occurrence of any other Event of Withdrawal and the provisions of
Section 5.4 hereof shall terminate at such time.

(b) Effect. Upon the removal of the General Partner or upon the occurrence of any other Event of Withdrawal, the Partnership shall be dissolved and wound up in accordance with the provisions of Sections 11.2 and 11.3, unless within ninety (90) days thereafter Eighty Percent (80%) in Interest of the Limited Partners agree in writing to continue the business of the Partnership and to the appointment of one or more general partners to replace the General Partner.

10.3. Transfer by Limited Partners. Subject at all times to Sections 10.4 and 10.5 and unless approved in advance by the General Partner under this Section 10.3, a Limited Partner may not Transfer all or any part of its Interest in the Partnership to another person (an "Assignee"). Notwithstanding the foregoing, upon reasonable prior written notice to the General Partner, a Limited Partner may Transfer all or any part of its Interest in the Partnership to an Assignee without such consent of the General Partner (but still subject to Sections 10.4 and 10.5): (i) to any entity that controls, is controlled by or is under common control with such Limited Partner; (ii) to any successor in interest upon the sale of all or substantially all of the assets of the Limited Partner or in connection with a merger, consolidation or dissolution of any corporate Limited Partner; (iii) as may be required by any law or regulation; (iv) by testamentary disposition or intestate succession; or (v) to a trust, profit sharing plan or other entity controlled by, or for the benefit of, such Limited Partner or one or more family members. Further, any change in any trustee or fiduciary of a Limited Partner shall not be considered to be a Transfer; provided, however, that (i) any replacement trustee or fiduciary of an ERISA Partner is also a fiduciary under ERISA and (ii) written notice of such change is given to the General Partner within a reasonable period of time after the effective date thereof. For purposes of this Section 10.3, "control" shall mean beneficial ownership of at least sixty percent (60%) of the outstanding interests of the subject entity. No Assignee shall have the right to become a Limited Partner (a "Substitute Limited Partner") upon the Transfer of a Limited Partner's Interest in the Partnership, unless all of the following conditions are satisfied:

(i) a duly executed and acknowledged written instrument of assignment shall have been filed with the Partnership;

(ii) the Limited Partner and the Assignee shall have executed and acknowledged such other instruments and taken such other actions as the General Partner shall deem reasonably necessary or desirable to effect such substitution, including, without limitation, the execution by the Assignee of a counterpart of or an appropriate supplement to this Agreement pursuant to which such Assignee agrees to be bound by the terms and provisions hereof;

(iii) the conditions set forth in Section 10.4 have been satisfied, and, if requested by the General Partner, the Limited Partner or the Assignee shall have obtained an opinion of counsel reasonably satisfactory to the General Partner (which may include in-house counsel for such Limited Partner) as to the legal matters set forth therein;

(iv) the Limited Partner or the Assignee shall have paid to the Partnership such amount of money as is sufficient to cover all expenses incurred by or on behalf of the Partnership in connection with such substitution; and

(v) unless the Assignee is an Affiliate of the Limited Partner, the General Partner shall have consented in writing to such substitution, which consent will not be withheld unreasonably.

10.4. Certain Restrictions on Transfers. Notwithstanding any other provision of this Agreement, no Partner may Transfer in any manner whatsoever all or any part of its Interest in the Partnership, and no attempted or purported Transfer of such Interest shall be effective, unless: (i) such Transfer would not result in a violation of applicable law including any Federal or state securities laws or any term or condition of this Agreement; (ii) such Transfer would not result in a requirement that the Partnership register as an investment company under the Investment Company Act of 1940, as amended; (iii) if such Transfer is to an employee benefit plan within the meaning of ERISA, the General Partner shall have consented thereto; (iv) such Transfer is to an entity which the General Partner deems to be a Qualified Investor; and (v) such Transfer would not result in the Partnership being characterized as a publicly-traded partnership for Federal income tax purposes under
Section 7704 of the Code. To this end, the General Partner shall be permitted to require and rely on representations made by the transferor Partner and the transferee Partner in connection with any proposed Transfer of all or any portion of any Interest to the extent that the General Partner determines that such representations are necessary or appropriate to satisfy the provisions of this Section 10.4.

10.5 Further Restrictions. Any Transfer or withdrawal under this Article 10 shall be subject to the restrictions in this Section
10.5. The following provisions are included in this Agreement to prevent the Partnership from being classified as a "publicly traded partnership", as defined in Section 7704 of the Code, that is taxable at the entity level:

(i) The General Partner shall not cause or permit (x) any offering of Partnership interests to be registered under the Securities Act, or (y) interests in the Partnership to become "traded on an established securities market," and shall withhold its consent to any Transfer that, to the General Partner's knowledge after reasonable inquiry, would otherwise be accomplished by a trade on a "secondary market or the substantial equivalent thereof", in each case within the meaning of Sections 7704 or 469(k) of the Code and/or any Treasury Regulations;

(ii) No Transfer of any Partnership interest or portion thereof shall be permitted or recognized (within the meaning of Treasury Regulation Section 1.7704-1(d)) by the Partnership or the General Partner if and to the extent that such Transfer, if made, would (x) fail to qualify as a "transfer not involving trading" pursuant to Treasury Regulation Section 1.7704-1(e), and (y) cause the Partnership to fail to qualify for the safe harbor for "private placements" set forth in
Section 1.7704-1(h), and (z) cause the Partnership to fail to qualify for the "lack of actual trading" safe harbor set forth in Treasury Regulation Section 1.7704-1(j), unless the General Partner together with the Partnership's tax advisors determines that such Transfer would not otherwise cause the Partnership to be treated as a publicly traded Partnership under Section 7704(b) of the Code; and

(iii) The transferor and transferee shall provide the General Partner, in connection with any proposed Transfer, written representations to the effect that (x) the proposed Transfer will not be effected on or through (1) a United States national, regional or local securities exchange, (2) a foreign securities exchange or (3) an interdealer quotation system that regularly disseminates firm buy or sell quotations by identified brokers or dealers (including, without limitation, the Nasdaq Automated Quotation System) and (y) such Person is not, and its proposed Transfer or acquisition (as the case may be) will not be made by, through or on behalf of, (1) a Person, such as a broker or a dealer, making a market in interests in the Partnership, or
(2) a Person who makes available to the public bid or offer quotes with respect to interests in the Partnership; and shall provide such additional written representations as the General Partner reasonably may request to enable it to comply with this clause (iii), and the General Partner and counsel to the Partnership shall be permitted to rely upon such representations and on written representations from other Partners made prior to or contemporaneously with such proposed Transfer.

10.6. Actions. In the event that a Limited Partner completes an approved Transfer of an Interest, the General Partner is authorized to cause Schedule I to be amended to reflect as appropriate the occurrence of any of the transactions referred to in this Article 10.

11.     DURATION AND TERMINATION OF THE PARTNERSHIP.

11.1. Duration. The existence of the Partnership commenced on the date of the filing of the Certificate of Limited Partnership pursuant to the LP Act and its term shall continue until the first to occur of any of the following events (an "Event of Termination"):

(i) the tenth (10th) anniversary of the date of this Agreement; provided, however, that the General Partner may extend the term of the Partnership for up to two (2) additional one year terms to provide for the orderly termination and liquidation of the Partnership's Portfolio Investments;

(ii) the decision by the General Partner to terminate the Partnership, together with the consent of Two-Thirds in Interest of the Limited Partners;

(iii) the failure by the Limited Partners to continue the business of the Partnership, in accordance with the provisions of paragraph (b) of Section 10.2, following an Event of Withdrawal;

(iv) the vote to terminate the Partnership by a Majority in Interest of the Limited Partners, in the event the Internal Revenue Service makes a determination, which is final except for the right of judicial review, or a court of competent jurisdiction makes a determination, that the Partnership is or is taxable as an association taxable as a corporation for Federal income tax purposes;

(v) the election of the General Partner to terminate the Partnership after the failure of the Limited Partners to terminate the Suspension Period Restrictions in accordance with the provisions of
Section 5.6; or

(vi)  the vote to terminate the Partnership by Eighty
Percent in Interest of the Limited Partners.

Upon the occurrence of an Event of Termination, the General Partner shall promptly provide notice thereof to each Limited Partner.

11.2. Winding Up. Upon the occurrence of an Event of Termination, the Partnership shall be wound up, liquidated and dissolved as promptly as reasonably practicable. The General Partner or, if there is no General Partner, a liquidator appointed by a Majority in Interest of the Limited Partners, shall proceed with the Dissolution Sale. In the Dissolution Sale, the General Partner or such liquidator shall use its best efforts to reduce the Securities of the Partnership to cash, subject to obtaining Carrying Value for such Securities and any tax or legal considerations. In the event that the General Partner or such liquidator is unable to reduce the Non-Marketable Securities of the Partnership to cash, the General Partner or liquidator, in its sole discretion, may enter into arrangements or form a vehicle to manage such Non-Marketable Securities until they can be reduced to cash. Any such Limited Partner shall give notice of its desire to have the General

Partner or liquidator form such a vehicle within ten (10) days after notice from the General Partner or liquidator which states that the General Partner or liquidator is unable to reduce the Securities of the Partnership to cash, consistent with obtaining Carrying Value, and which sets forth the proposed terms of such vehicle and may designate a trustee other than the General Partner. The General Partner or liquidator shall be entitled to reasonable compensation for managing such vehicle and shall not be obligated to manage such vehicle for more than three (3) years.

11.3.     Final Distribution.

(a)   Carrying Value of Assets.  The Net Income or Net
Losses of the Partnership from the Dissolution Sale shall be allocated to the Partners' Capital Accounts in accordance with Article 3. All securities remaining in the Partnership upon completion of the Dissolution Sale shall be deemed to have been sold at their Carrying Value and the amount of any gain or loss which would have been realized upon a sale for such value shall be deemed to have been realized and recognized for the purposes of computing the final allocations to the Capital Accounts in accordance with Article 3.

(b) General Partner Account. If after final allocations to the Capital Accounts of the Partners, the Capital Account of the General Partner is negative, the General Partner shall contribute to the Partnership sufficient cash or Securities previously distributed to the General Partner (valued as of the date of return under Section 4.7) so that the balance of the Capital Account of the General Partner is increased to zero. Notwithstanding the preceding sentence, in no event shall the General Partner be required to return to the Partnership an amount that is in excess of the amount described in Section 4.9 hereof. If any Securities are so returned, they shall be valued at their Carrying Value at the time they are returned by the General Partner.

(c) Limited Partners' Accounts. The General Partner may require a Limited Partner (including any former Limited Partner) to return distributions made to such Limited Partner or former Limited Partner for the purpose of meeting such Limited Partner's pro rata share of the Partnership's indemnity obligations under Section 7 or any other liability of or claim against the Partnership for which the Partnership has insufficient funds to pay (after calling any unpaid Capital Commitments) in an amount up to, but in no event in excess of, the aggregate amount of Distributions actually received by such Limited Partner from the Partnership; provided, however, that for such purposes no Partner shall be required to return an aggregate amount of Distributions in excess of fifty percent (50%) of such Partner's Capital Commitment. Notwithstanding the terms of this Agreement, if it is determined under the LP Act or other applicable law that any Limited Partner has received a Distribution which it is required to return to or for the account of the Partnership or Partnership creditors, then such Partner shall be obligated to return such Distribution in the full amount required under the LP Act or other applicable law. The obligation of any Limited Partner to return all or any part of a Distribution made to such Limited Partner shall be the obligation of such Limited Partner only and not of any other Partner. Any amount returned by a Limited Partner pursuant to this Section 11.3(c) shall be treated as a contribution of capital to the Partnership. The General Partner shall be required to return (at the same time as the Limited Partners) its pro rata portion (as provided below) of any amounts required to be returned by Limited Partners under this Section 11.3(c). A Partner's share of the giveback obligation under this Section 11.3(c) will be based on the amount of distributions received by such Partner arising out of the

Portfolio Investment giving rise to the Partnership's indemnity obligations under Section 7 or other liability or claim; provided, however, that if such indemnity obligations or other liability or claim are not related to a particular Portfolio Investment, then amounts required to be returned under this Section 11.3(c) will be funded out of distributions generally to those Partners or former Partners who were Partners at or after the time of the event giving rise to such indemnity obligations or other liability or claim. Notwithstanding the foregoing, no Limited Partner shall be required to return a distribution after the first anniversary of the Final Distribution; provided, however, that if at the end of such period, there are any proceedings under Section 7 then pending or any other liability (whether contingent or otherwise) or claim then outstanding, the General Partner shall so notify the Limited Partners at such time (which notice shall include a brief description of each such proceeding (and of the liabilities asserted in such proceeding) or of such liabilities and claims) and the obligation of the Limited Partners to return any distribution for the purpose of meeting their giveback obligations under the Section 11.3 shall survive with respect to each such proceeding, liability or claim set forth in such notice (or any related proceeding, liability or claim based upon the same or similar claim) until the date that such proceeding, liability or claim is ultimately resolved and satisfied.

(d) Priority of Distributions. The cash and any other property remaining in the Partnership upon completion of the Dissolution Sale shall be applied or distributed as a final distribution (a "Final Distribution") in one or more installments in the following order of priority:

(i)   to creditors of the Partnership, including
Partners who are creditors, in the order of priority as provided by law;
and

(ii) to the Partners, in proportion to the amounts in their Capital Accounts.

12. DEFINITIONS. As used herein, the following terms have the following meanings:

7% Distribution Preference means, with respect to any Partner and at any time, an amount which if distributed to such Partner at such time would cause the aggregate amount of distributions made to such Partner and such Partner's predecessors in interest by the Partnership (determined, with respect to distributions in kind, pursuant to Section 4.6) to equal but not exceed an amount equal to such Partner's (and any such predecessor's) Aggregate 7% Preferential Return as of such time.

7% Preferential Return means, with respect to any Partner and as of the end of any fiscal quarter, an amount (not less than zero) equal to such Partner's Return Base as of the last day of the preceding fiscal quarter multiplied by 0.017059% (the equivalent, with quarterly compounding, of 7% compounded annually). A Partner's 7% Preferential Return for any fiscal period consisting of less than a full fiscal quarter shall be determined through proration on a daily basis by (1) multiplying 0.017059% times a fraction, the numerator of which is the actual number of days in such fiscal period and the denominator of which is the actual number of days in the fiscal quarter that includes such fiscal period; and (2) multiplying the result by such Partner's Return Base as of the end of the preceding fiscal quarter.

7% Preferential Return Allocation means, with respect to any Partner and as of the end of any fiscal period: (a) such Partner's Aggregate 7% Preferential Return determined as of the end of such fiscal period; reduced, but not below zero, by (b) the excess (if any) of (1) the aggregate amount of Net Income previously allocated to such Partner and such Partner's predecessors in interest (if any) over (2) the aggregate amount of Net Loss previously allocated to such Partner and such predecessors, in each case since the inception of the Partnership.

Additional Limited Partner: An additional Limited Partner admitted to the Partnership pursuant to Section 2.2.

Administrative Expenses:  As defined in Section 8.1.

Advisory Committee:  As defined in Section 5.3.

Affiliate: As to any person, any other person directly or indirectly controlling, controlled by, or under common control with, such person.

Aggregate 7% Preferential Return means, with respect to any Partner and fiscal period, the sum of such Partner's 7% Preferential Returns for each calendar quarter (and partial quarter) from the inception of the Partnership through the end of such fiscal period.

Agreement: This Limited Partnership Agreement, as amended from time to time.

Annual Financial Statements:  As defined in Section 9.3(b).

Assignee:  As defined in Section 10.3.

Bank Regulated Partner: A Limited Partner which is a bank holding company as defined in Section 2 (c) of the Bank Holding Company Act of 1956, or an Affiliate thereof.

Capital Account: The capital account of each Partner on the books of the Partnership, as described in Section 3.1.

Capital Commitment: As to any Limited Partner, the amount of capital committed to be contributed to the Partnership by such Limited Partner as shown on Schedule I hereto, as revised from time to time in accordance with this Agreement.

Capital Contribution: As to any Partner at any time, the capital contributed to the Partnership by such Partner at or before such time, including any additional Capital Contribution of such Partner under
Section 3.6(c) and any amount allocated to the Capital Account of such Partner under Section 3.6(d), less any deduction pursuant to such Section.

Carrying Value: The value of Securities as determined in accordance with the procedures set forth in Section 4.7.

Certificate of Limited Partnership:  The Certificate of Limited
Partnership of the Partnership, as amended from time to time.

Code: The Internal Revenue Code of 1986, as amended from time to time; and Treas. Reg. means the Treasury Regulation and related rules promulgated under the Code.

Cost: With respect to Partnership assets and unless the context otherwise requires, the Partnership's adjusted tax basis in such assets for federal income tax purposes, provided, however, that, if the Partnership has made an election under Section 754 of the Code, such tax basis shall be determined after giving effect to adjustments made under
Section 734 of the Code but (except as provided in Treasury Regulations
Section 1.734-2(b)(1)) without regard to adjustments made under Section 743 of the Code.

Cumulative Net Income: As of the time of any determination, the excess (if any) of the cumulative Net Income of the Partnership from its inception through and including such time over the cumulative Net Losses of the Partnership over that period.

Custodian:  As defined in Section 5.5.

Defaulting Limited Partner:  As defined in Section 3.6(a).

Disposed Investments: As of any time of determination, all Portfolio Investments that have been sold, distributed to the Partners, written off as worthless securities, or otherwise disposed of, in whole or in part, to the extent so distributed or disposed of at or prior to the date of determination; provided, however, that any exchange of any securities of a Portfolio Entity for other securities or property (other than cash or cash equivalents) shall not constitute a disposition of the original securities. For this purpose, the following events shall be treated as partial dispositions of securities:
(a) Each principal payment (or portion thereof) on any security that constitutes a debt instrument for federal income tax purposes shall be treated as a disposition of a portion of such security that is equivalent on a percentage basis to the portion of the original principal amount of such debt instrument represented by such principal payment;

(b) In the event that the Partnership agrees to capitalize any interest that is accrued but remains unpaid on any security that constitutes a debt instrument for federal income tax purposes and to add such interest to principal, the amount so capitalized shall be treated, solely for purposes of determining whether payments subsequently made to the Partnership with respect to such security will constitute Distributions, as a follow-on investment in the debt securities of the issuer, and any determination regarding the extent to which subsequent payments made to the Partnership with respect to the original or any such follow-on investment in debt securities is properly treated as a payment of principal shall be made in accordance with federal income tax principles;

(c) Each payment (or portion thereof) made to the Partnership in redemption of any security constituting stock for federal income tax purposes that is treated for such purposes as a distribution in part or full payment in exchange for such stock (rather than, for example, a dividend paid on such security) shall be treated as a disposition of the portion of such security treated for such purposes as having been exchanged;

(d) Any partial repurchase by the issuer and any lapse or other termination of part of any security constituting an option or warrant for federal income tax purposes shall be treated as a disposition of a portion of such security that is equivalent on a percentage basis to the portion of the Partnership's investment in such security (as reflected in the Partnership's financial records maintained in accordance with federal income tax principles) represented by the portion of such security that was repurchased, lapsed or terminated; and

(e) With respect to any Portfolio Investment that is subject to a Net Write-Down, such Portfolio Investment shall be treated as a Disposed Investment to the extent of such Net Write-Down while such Net Write-Down is in effect.

In the event that the General Partner determines, pursuant to 4.2, to cause a portion of the proceeds attributable to the disposition of any Portfolio Investment to be retained by the Partnership and invested in other Portfolio Investments, then, for purposes of determining the Partners' Priority Return Amounts, the following portion of the original Portfolio Investment shall not be treated as Disposed Investments: the entire amount of such original Portfolio Investment multiplied by a fraction, the numerator of which is the amount of such proceeds reinvested in new Portfolio Investments and the denominator of which is the total amount of proceeds attributable to the disposition of such original Portfolio Investment.

Dissolution Sale: All sales and liquidations by or on behalf of the Partnership of all or substantially all of its assets in connection with or in contemplation of the winding up of the Partnership.

Distribution: Any distribution made by the Partnership to any one or more Partners.

ERISA Partner: Any Limited Partner which is (a) an "employee benefit plan" within the meaning of Section 3(3) of ERISA and subject to
Part 4 of Title I of ERISA, (b) a "plan," as defined in Section
4975(e)(1) of the Code, to which the provisions of section 4975 of the Code are applicable, or (c) any other Person, any of the assets of which constitute "plan assets," within the meaning of the Plan Assets
Regulation, of a plan described in (a) or (b) above.

Event of Termination:  As defined in Section 11.1.

Event of Withdrawal: Any of the following events with respect to the General Partner:

(a) the General Partner withdraws from the Partnership as provided in Section 17-602 of the LP Act;

(b) the General Partner ceases to be a member of the Partnership as provided in Section 10.1;

(c) the General Partner is removed as a General Partner in accordance with Section 10.2;

(d) the General Partner: (i) makes an assignment for the benefit of creditors; (ii) files a voluntary petition in bankruptcy;
(iii) is adjudicated a bankrupt or insolvent; (iv) files a petition or answer seeking for itself any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any statute, law or regulation; (v) files an answer or other pleading admitting or failing to contest the material allegations of a petition filed against it in any proceeding of this nature; or (vi) seeks, consents to, or acquiesces in the appointment of a trustee, receiver, or liquidator of the General Partner or of all or any substantial part of its properties;

(e) if within one hundred twenty (120) days after the commencement of any proceeding against the General Partner seeking reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any statute, law or regulation, the proceeding has not been dismissed, or if within ninety (90) days after the appointment without its consent or acquiescence of a trustee, receiver or liquidator of the General Partner or of all or any substantial part of its properties, the appointment is not vacated or stayed, or if within ninety (90) days after the expiration of any such stay, the appointment is not vacated; or

(f) the dissolution and commencement of winding up of the General Partner
Excluded Investment:  As defined in Section 6.6(a).

Excused Partner:  As defined in Section 6.6(a).

Expenses: For any Fiscal Period, expenses or losses of the Partnership incurred during such Fiscal Period, as determined pursuant to accrual method Federal income tax accounting principles, including, without limitation, all amounts borne by and charged to the Partnership pursuant to Sections 8.2 and 8.3.

Final Distribution:  As defined in Section 11.3(c).

Fiscal Period:  Any Fiscal Year or Interim Accounting Period.

Fiscal Year:  As defined in Section 1.5.

General Partner: Conning Investment Partners VI, L.L.C., a limited liability company organized and existing under the laws of the state of Delaware.

Income: For any Fiscal Period, all income and gains of the Partnership recognized for Federal income tax purposes, plus all income earned by the Partnership which is exempt from Federal income tax.

Indemnitee:  As defined in Section 7.1.

Interest:  An interest as a Partner in the Partnership.

Interim Accounting Period:  As defined in Section 3.5.

Investment Guidelines:  As defined in Section 5.1.

Investment Period:  As defined in Section 2.2(b).

Key Person Trigger Event:  As defined in Section 5.6.

Late Expense:  As defined in Section 3.3(c).

Late Management Fee:  As defined in Section 8.3(b).

Late Payment Fees:  As defined in Section 2.3(c).

Late Portfolio Investment Capital Contribution:  As defined in
Section 2.3(c).

Liabilities:  As defined in Section 7.1.

Limited Partner Percentage:  As to any Limited Partner for any
Fiscal Period, the fraction, expressed as a percentage, having as its numerator the balance of the Capital Contributions of such Limited Partner immediately prior to the end of such Fiscal Period and having as its denominator the aggregate amount of the balances of all of the Capital Contributions of all of the Limited Partners immediately prior to the end of such Fiscal Period.

Limited Partners: At any time, the limited partners of the Partnership.

LP Act:  The Uniform Limited Partnership Act, as adopted by the
State of Delaware and as amended from time to time.

Majority [or Two-Thirds or Eighty Percent or X%] in Interest of the Limited Partners: At any time, Limited Partners whose Limited Partner Percentages aggregate more than the requisite designated percentage (i.e., Majority, Two-Thirds, Eighty Percent, as the case may be) of the Limited Partner Percentages of all the Limited Partners in the Partnership.

Management Fee:  As defined in Section 8.3.

Marketable Securities: Securities that are traded on a national securities exchange or reported through the automated quotation system of a registered securities association and which at the same time are not subject to restrictions on transfer of the sort referred to in
Section 4.6(b).

Net Asset Value: As of any date, the amount by which the value of the Partnership's assets, determined in accordance with Section 4.7, exceeds the amount of its liabilities.

Net Income: For any Fiscal Period, the excess, if any, of the Income of the Partnership over Expenses for such Fiscal Period.

Net Losses: For any Fiscal Period, the excess, if any, of the Expenses of the Partnership over the Income of the Partnership for such Fiscal Period.

Net Write-Down: As of any time, the sum of the amounts by which any Portfolio Investment that is not a Disposed Investment in its entirety has been written down on the Partnership's books in accordance with the rules set forth below to less than its Cost, but only to the extent that such write-down has not previously been offset by a corresponding write-up.

(a)	In the case of any Portfolio Investment for
which market quotations are readily available, then, solely for purposes of determining the apportionment of distributions among the Partners:

(i) the General Partner shall adjust the value of such investment as shown in the Partnership's financial records to its Carrying Value (determined in accordance with Section 4.7) at the end of the fiscal period in question, and

(ii)  if the Carrying Value of any such Portfolio
Investment that previously has been subject to a downward adjustment subsequently increases, the General Partner shall adjust the value of such investment as shown in the Partnership's financial records to its Carrying Value at the end of the period in question.

(b) In the case of any Portfolio Investment for which market quotations are not readily available:

(i) if the General Partner shall determine in the good faith exercise of its discretion that there has been a significant decline as of the end of any fiscal period in the Carrying Value of such Portfolio Investment, then, solely for purposes of determining the apportionment of distributions among the Partners, the General Partner shall write down the value of such investment in the Partnership's financial records by the amount of such decline not previously taken into account in making such a downward adjustment; and

(ii) if the General Partner shall determine in the good faith exercise of its discretion (after consultation with the Partnership's independent accountants) that as of the end of any fiscal period there has been a significant reversal or mitigation of circumstances previously giving rise to a write-down in the value of such Portfolio Investment, then, solely for purposes of determining the apportionment of distributions among the Partners, the General Partner shall write up the value of such investment by any amount (as determined in its sole discretion) not previously taken into account in making such an upward adjustment; and

(iii) In the case of any such Portfolio Investment that is a debt obligation,

(A) the determination by the General Partner of the decline in such Carrying Value shall take into account only changes in the creditworthiness of the issuer of the obligation and not any changes which may have taken place in general interest rate levels, and
(B) any such determination of creditworthiness may be made by reference to the rating of the issuer's outstanding debt by Standard & Poors Corporation, Moody's Investor Service, Inc. or any other nationally-recognized rating organization in the United States, the issuer's NAIC rating, and such other information as the General Partner may deem relevant.

(c) In no event shall any Portfolio Investment shall be written up for these purposes to an amount exceeding the Cost of that security.

Non-Marketable Securities:  Any securities other than Marketable
Securities.

Optionees:  As defined in Section 3.6(e).

Optionor:  As defined in Section 3.6(e).

Organizational Expenses:  As defined in Section 8.2.

Other Expenses:  As defined in Section 8.2.

Partners:  As defined in Section 1.1.

Partnership: Conning Capital Partners VI, L.P., the Delaware limited partnership, referred to in the first paragraph of this Agreement.

Partnership Return: The return of partnership income which the Partnership is required to file with respect to any taxable year pursuant to Section 6031 of the Code.

Portfolio Entity:  As defined in Section 5.1.

Portfolio Investment:  As defined in Section 5.1.

Prime Rate: the variable rate of interest, per annum, most recently published in the Wall Street Journal as its "prime rate."

Principals:  John B. Clinton, Gregory L. Batton, Stephan L.
Christiansen, Scot Galliher, Preston B. Kavanagh, Steven F. Piaker and Gerard Vecchio.

Priority Return Amount: With respect to any Partner and at any time, an amount which, if distributed to such Partner at such time, would cause the aggregate amount of distributions made by the Partnership to such Partner and such Partner's predecessors in interest from the inception of the Partnership through such time (other than those distributions necessary to satisfy the requirements of Section 4.3(ii)) to equal but not exceed that portion of such Partner's Capital Contribution that, at or prior to the time of determination, is reflected in the Partnership's books as having been used by the
Partnership:

(a) To acquire any Portfolio Investments that, as of such time, are Disposed Investments (including, for avoidance of doubt, any investments that are subject to a Net Write-Down, to the extent provided for in clause (e) in the definition of "Disposed Investments"), or

(b) To pay any expenses properly borne by the Partnership under this Agreement (including but not limited to the Management Fee, Organizational Expenses and Syndication Expenses not in excess of $750,000 in the aggregate, and indemnification expenses, if any), but only:

(i)   To the extent of such Partner's
proportionate share (based on its relative Capital Contribution) of the amount of such expenses attributable to investments that, at such time, are Disposed Investments; and

(ii) To the extent that the Partnership has not, subsequent to the payment of such expenses but prior to the time of determination, used proceeds to acquire additional Portfolio Investments, at least equal in cost to the expenses so paid (in which event the Partners' Capital Contributions that were actually used to pay such expenses shall be deemed, for purposes of determining their Priority Return Amounts, to have been used to acquire such additional Portfolio Investments).

For purposes of this definition, (A) any expenses borne by the Partnership shall be deemed to have been paid with Partnership funds other than the Partners' Capital Contributions to the extent that the Partnership has such other funds available to pay such expenses; (B) the aggregate amount of the Partnership's expenses from inception through any date of determination that have been paid with the Partners' Capital Contributions shall be apportioned among all Portfolio Investments (and the amounts so apportioned shall be deemed to be attributable to such Portfolio Investment) that were acquired by the Partnership since inception with the Partners' Capital Contributions in proportion to the relative Cost of such investments except that, to the extent that a particular Portfolio Investment has become a Disposed Investment, no further Partnership expenses shall be deemed to be attributable to that investment; (C) for purposes of the preceding clause (B), the General Partner may use any reasonable method (including but not limited to a quarterly or monthly convention) to determine the amount of expenses incurred from the Partnership's inception through such date of determination; and (D) in no event shall the Limited Partners' aggregate Priority Return Amounts exceed, at any time, their aggregate Capital Contributions at such time reduced (but not below zero) by the aggregate amount of Distributions previously distributed to them, other than those distributed pursuant to Section 4.3(ii) as 7% Distribution Preference amounts.

Prior Funds:  Conning Insurance Capital Limited Partnership,
Conning Insurance Capital International Partners, Conning Insurance Capital Limited Partnership II, Conning Insurance Capital International Partners II, Conning Insurance Capital Limited Partnership III and Conning Insurance Capital International Partners III, L.P., Conning Connecticut Insurance Fund, L.P., and Conning Capital Partners V, L.P.

Qualified Investor: An institutional or other sophisticated investor to which, in the opinion of the General Partner, an interest in the Partnership may be offered in a private placement without any violation of the Federal securities laws or any other applicable laws or regulations.

Related Party:  As defined in Section 5.4(e).

Remaining Portion:  As defined in Section 3.6(e)(ii).

Return Base: shall mean, with respect to any Partner and as of any determination date, an amount, not less than zero, equal to:

(a) such Partner's Return Base as of the end of the calendar quarter preceding such determination date (the "Prior
Quarter");

(b)   increased by
(i)   all Capital Contributions made by such
Partner to fund Portfolio Investments (or pay related expenses subject to capitalization as part of the Cost of such investments for federal income tax purposes) to the extent that such contributions are both (A) received by the Partnership from such Partner at any time during or prior to the fiscal period commencing at the end of the Prior Quarter and ending at such determination date and (B) actually used by the Partnership during such fiscal period to make such Portfolio Investments, or pay such expenses (provided that, for this purpose, any such contributions received by the Partnership during any fiscal period and held by the Partnership for 60 days after receipt without being so used shall be deemed to have been so used as of the first day following the expiration of such 60-day period);

(ii)  all Capital Contributions made by such
Partner for any purpose other than to fund Portfolio Investments (or pay related expenses subject to capitalization as part of the Cost of such investments for federal income tax purposes) to the extent that such contributions are received by the Partnership from such Partner during the fiscal period commencing at the end of the Prior Quarter and ending at such determination date; and

(iii) such Partner's full 7% Preferential Return for the fiscal period commencing at the end of the Prior Quarter and ending at such determination date; and

(c) reduced by an amount equal to the sum of all distributions made to such Partner by the Partnership during the fiscal period commencing at the end of the Prior Quarter and ending at such determination date.

For purposes of the preceding sentence: (1) in determining such Partner's Return Base as of the Partnership's first determination date, the day on which such Partner made its initial capital contribution pursuant to this Agreement shall be deemed to constitute the end of the Prior Quarter; (2) except as provided in the preceding clause (1), any capital contribution actually received by the Partnership from such Partner during any calendar quarter or within five business days thereafter shall be deemed to have been received on the last day of such quarter; (3) any distribution actually made to such Partner by the Partnership during any calendar quarter or within five (5) business days thereafter shall be deemed to have been made on the last day of such quarter; (4) all contributions made to the Partnership by such Partner's predecessors in interest (if any), all distributions made by the Partnership to any such predecessors, and all 7% Preferential Returns of any such predecessors shall be taken into account as if such contributions had been made by, such distributions had been made to, and such 7% Preferential Returns had been for the benefit of, such Partner;
(5) in the event the General Partner retains distributable amounts for reinvestment in accordance with Sections 4.2 and 5.1(a)(iv), only the cost basis of Securities constituting the Disposed Investment shall be included in the Return Base; and (6) distributions received by the General Partner shall be taken into account to reduce the General Partner's Return Base pursuant to clause (c) of this definition only to the extent of that portion of such distributions that the General Partner would have received if it had made its Capital Contributions to the Partnership in exchange for an interest as a Limited Partner and held no interest as a general partner of the Partnership (and another person had served as the General Partner hereunder).

For avoidance of doubt, in the event that any Partner receives distributions that exceed the sum of such Partner's Aggregate 7%
Preferential Return and Return Base, and subsequently makes contributions to the Partnership that otherwise would increase such Partner's Return Base, the resulting increase in such Partner's Return Base shall be limited to the excess, if any, of the amount so contributed over the sum of all such excess distributions.

Deemed capital contributions attributable to default penalties imposed by Section 3.6(d) shall be treated for purposes of this definition as provided in that Section.

Securities: Shares of capital stock, limited partnership interests, warrants, options, bonds, notes, rights, debentures and other securities and equity interests of whatever kind of any person, partnership, corporation or government, whether readily marketable or not.

Securities Act:  The Securities Act of 1933, as amended.

Short-Term Investments: Any investment by the Partnership in U.S. government securities, certificates of deposit, commercial paper, and any other banking or money market instruments or in pooled investment accounts which in turn invest in such securities, which will have a rating of "BBB" or higher by Moody's Investors Services, Inc. or "Baa" or higher by Standard & Poors Corporation.

Subscription Agreement:  As defined in Section 9.5.

Substitute Limited Partner:  As defined in Section 10.3.

Suspension Period Restrictions:  As defined in Section 5.6.

Syndication Expenses:  As defined in Section 8.2.

Tax Matters Partner:  As defined in Section 5.2(g).

Transfer:  As defined in Section 10.1.

13.      MISCELLANEOUS.

13.1. Waiver of Partition. Each Partner hereby irrevocably waives any and all rights that it may have to maintain an action for partition of any of the Partnership's property.

13.2.    Power of Attorney.

(a) General. Each Limited Partner hereby makes, constitutes and appoints the General Partner, with full power of substitution and resubstitution, its true and lawful attorney for it and in its name, place and stead for its use and benefit, to sign, execute, certify, acknowledge, file and record all instruments amending, restating or canceling the Certificate of Limited Partnership, as the same may hereafter be amended or restated, that may be appropriate, and to sign, execute, certify, acknowledge, file and record such other agreements, instruments or documents as may be necessary or advisable:
(i) to reflect the exercise by the General Partner of any and all of the powers granted to it under this Agreement; (ii) to reflect the admission to the Partnership of any Limited Partner or an increase in the Capital Contributions of any Limited Partner or withdrawal of any Limited Partner in the manner prescribed in this Agreement; and (iii) which may be required of the Partnership or of the Partners by the laws of Delaware or any other jurisdiction. Each Limited Partner hereby gives such attorney-in-fact full power and authority to do and perform each and every act required by the foregoing sentence as fully as such Limited Partner might or could do if personally present, and hereby ratifies and confirms all that such attorney-in-fact shall lawfully do or cause to be done by virtue thereof.

(b) Scope. The power of attorney granted pursuant to paragraph (a) of this Section 13.2: (i) is a special power of attorney coupled with an interest and, except as provided in clause (iii) of this paragraph (b) of Section 13.2, is irrevocable; (ii) may be exercised by such attorney-in-fact by listing all of the Limited Partners executing any agreement, certificate, instrument or document with the single signature of such attorney-in-fact acting as attorney-in-fact for all of them; and (iii) with respect to any Limited Partner, shall terminate upon the effectiveness of the admission of a Substitute Limited Partner pursuant to Section 10.3 except that the power of attorney for such Limited Partner shall survive such substitution for the sole purpose of enabling such attorney-in-fact to execute, acknowledge and file any such agreement, certificate, instrument or document as is necessary to effect such substitution.

13.3.    Modifications.

(a) General. This Agreement may be modified or amended only with the written consent of the General Partner and Two-Thirds in Interest of the Limited Partners; provided, however, that no amendment shall be made to this Agreement which would:

(i) add to, detract from or otherwise modify the purposes of this Partnership without the consent of all the Partners;

(ii)  increase the Capital Commitment of any
Partner (other than pursuant to Section 2.1 or 3.6); convert a Limited Partner's Interest into a General Partner's Interest; modify the limited liability of a Limited Partner; or increase the liabilities or responsibilities of, or diminish the rights or protections of, any Partner under this Agreement; in each case, without the consent of each such affected Partner;

(iii) alter the Interest of any Partner in income, gains and losses or amend or modify any portion of Section 2.2 or
Article 3 or 4 without the consent of each Partner adversely affected by such amendment or modification; provided, however, that the admission of Additional Limited Partners in accordance with the terms of this Agreement shall not constitute such an alteration, amendment or modification;

(iv) amend or modify any portion of Article 10 hereof in a manner that would further restrict the transferability of a Limited Partner's Interest without the consent of all of the Limited Partners;

(v) amend any provision hereof which requires the consent, action or approval of a specified percentage in Interest of the Limited Partners without the consent of such specified percentage in Interest of the Limited Partners; or

(vi) amend this Section 13.3 without the consent of all the Partners.

(b) Special Notice. If the General Partner dismisses or replaces the Partnership's independent public accountants, it shall notify the Limited Partners of such action and, if so requested by a Majority in Interest of the Limited Partners, it shall rescind or amend such action as requested.

13.4. Severability. If any provision of this Agreement, or the application of such provision to any person or circumstance, shall be held invalid, the remainder of this Agreement or the application of such provision to other persons or circumstances shall not be affected thereby. No default hereunder by a Limited Partner shall excuse a default by any other Limited Partner.

13.5. Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered or mailed, first class registered mail or certified mail, postage prepaid, if to the Partners and air mail if such Partner is outside of the United States, at the addresses set forth on
Schedule II attached hereto, and if to the Partnership, at the address referred to in Section 1.4, or to such other address as the Partnership or any Partner shall have last designated by notice to the Partners or the Partnership and the other Partners, as the case may be. Notices mailed in accordance with the foregoing shall be deemed to have been given and made seven (7) days following the date so mailed. All Distributions made hereunder to any Limited Partner shall be made in accordance with such reasonable written instructions as may be furnished by such Limited Partner to the General Partner from time to time.

13.6. Governing Law. This Agreement shall be governed by the laws of the State of Delaware.

13.7. Successors and Assigns. Except as otherwise specifically provided, this Agreement shall be binding upon and inure to the benefit of the Partners and their legal representatives, successors and assigns.

13.8.    Counterparts.   This Agreement may be executed in one or
more counterparts, all of which shall constitute one and the same instrument.

13.9. Headings. The Section headings in this Agreement are for convenience of reference only, and shall not be deemed to alter or affect the meaning or interpretation of any provision hereof.

13.10.     Further Actions.

(a) Non-U.S. Partner Tax Matters. Each Limited Partner which is a non-U.S. Person under the Code agrees that it will provide the information and forms requested by the General Partner, including U.S. Tax Form Schedule W-8 (foreign status certificate) and Form 1001 (reduced withholding rate certificate), as may be applicable, and shall cooperate with the General Partner upon its request in order to maintain appropriate records and provide for withholding amounts, if any, relating to its Interest in the Partnership, and, further, in the event that such Limited Partner fails to provide such information regarding U.S. tax withholding, the General Partner, the Partnership and the other Partners shall have no obligation or liability to the non-U.S. Limited Partner with respect to any U.S. tax matters or obligations which may be assessed against the non-U.S. Limited Partner.

(b) Further Assurances. Each Partner shall execute and deliver such other certificates, agreements and documents, and take such other actions, as may reasonably be requested by the General Partner in connection with the formation of the Partnership and the achievement of its purposes, including, without limitation, (i) any documents that the General Partner deems necessary or appropriate to form, qualify, or continue the Partnership as a limited partnership in all jurisdictions in which the Partnership conducts or plans to conduct business, and (ii) all such agreements, certificates, tax statements and other documents as may be required to be filed in respect of the Partnership.

13.11. Delivery of Certificate.. The General Partner shall provide a copy of the Certificate of Limited Partnership to each Limited Partner that makes a request therefor, but shall not otherwise be required to provide such copies.



[Remainder of Page Left Blank Intentionally.]

[Signature Pages Follow Immediately.]








GAJONES1764/6.888658-1

CONNING CAPITAL PARTNERS VI, L.P.


IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above written.


                                 GENERAL PARTNER:

                                 CONNING INVESTMENT PARTNERS VI, L.L.C.



                                 By:
                                      John B. Clinton
                                      Principal Manager Member



GAJONES1764/6.888658-1

CONNING CAPITAL PARTNERS VI, L.P.

Counterpart Limited Partner Signature Page

IN WITNESS WHEREOF, the undersigned has executed this Agreement for the purchase of a limited partnership interest (the "Interest") in Conning Capital Partners VI, L.P. (the "Partnership"). This page constitutes the signature page for each of (i) the Subscription Agreement for the purchase of the Interest in the amount set forth below, and (ii) the Limited Partnership Agreement of the Partnership. Upon acceptance by the General Partner, the undersigned shall be admitted as a Limited Partner of the Partnership and hereby authorizes this signature page to be attached to a counterpart of the such Subscription Agreement and such Limited Partnership Agreement, each as executed by the General Partner.


Date: February 17, 2000               The Commerce Insurance Company
                                      (Print or Type Name of Investor)

Capital Commitment/Subscription
                                      Sign Here:

Amount of Interest Purchased:         By:    Gerald Fels
$ 50,000,000.00                       Title (if applic.)  Executive Vice
                                            President & Chief Financial
                                            Officer

Full name and address of Investor:    Preferred address for receiving
 The Commerce Insurance Company       communications (Do not complete if
 Attn:  Gerald Fels (M4-01)           already listed in prior column):
 211 Main Street
 Webster, MA   01570

Telephone No.: (508) 949-4113        Social Security or Federal Tax
Telecopy No.:  (508) 949-4411        Identification No.:
Email Address: GDels@AOL.com           04-2495247


Type of Entity:                              Wire Instructions:
   Tax exempt under Section 501(c) of        Bank:
   Tax Code                                  Bank ABA No.:
   Bank Limited Partner                      Address:
 X Insurance Company
   ERISA Plan                                Account Name:
   Governmental Plan                         Account Number:

234