Form 10-Q
period 2000-03-31
COMMERCE GROUP INC /MA
filed 2000-05-12
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended March 31, 2000            Commission File Number 0-16882



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

As of May 1, 2000, the number of shares outstanding of the
registrant's common stock (excluding Treasury Shares) was
34,191,052

The Commerce Group, Inc.



Table of Contents


                                                                 Page No.
Part I - Financial Information

Consolidated Balance Sheets at
    March 31, 2000 (Unaudited) and December 31, 1999..............    3

Consolidated Statements of Earnings for the
    Three Months Ended March 31, 2000 and 1999 (Unaudited)........    4

Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 2000 and 1999 (Unaudited)........    5

Consolidated Statements of Cash Flows - Reconciliation of Net
    Earnings to Net Cash Provided by Operating Activities for
    the Three Months Ended March 31, 2000 and 1999 (Unaudited)....    6

Notes to Unaudited Consolidated Financial Statements..............    7

Management's Discussion and Analysis..............................   11



Part II - Other Information


Item 6
    Exhibits and Reports on Form 8-K..............................   23

Signature ........................................................   23

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)


                                                                                                March 31,   December 31,
                                                                                                 2000          1999
                                                                                              (Unaudited)
                                                ASSETS
    Investments:
      Fixed maturities, at market (cost:  $660,238 in 2000 and $661,445 in 1999).............  $  651,668   $  647,338
      Preferred stocks, at market (cost:  $230,575 in 2000 and $230,934 in 1999).............     210,077      211,049
      Common stocks, at market (cost:  $379,800 in 2000 and $351,940 in 1999)................     330,836      301,467
      Mortgage loans on real estate and collateral notes receivable (less allowance for
        possible loan losses of $1,620 in 2000 and $2,127 in 1999)...........................      73,814       72,451
      Cash and short-term investments........................................................      12,173       22,535
      Other investments (cost: $18,453 in 2000 and $13,130 in 1999)..........................      19,780       14,139
          Total investments..................................................................   1,298,348    1,268,979

    Accrued investment income................................................................      15,331       14,697
    Premiums receivable (less allowance for doubtful receivables of $1,446 in 2000 and
      $1,452 in 1999)........................................................................     244,450      195,160
    Deferred policy acquisition costs........................................................     106,393       98,500
    Property and equipment, net of accumulated depreciation..................................      34,518       34,802
    Residual market receivable
      Losses and loss adjustment expenses....................................................     114,181      106,576
      Unearned premiums......................................................................      40,598       50,084
    Due from reinsurers......................................................................      53,527       48,365
    Deferred income taxes....................................................................      42,283       43,051
    Non-compete agreement....................................................................       3,092        3,179
    Other assets.............................................................................       9,232        8,079

          Total assets.......................................................................  $1,961,953   $1,871,472


                                            LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
      Losses and loss adjustment expenses....................................................  $  683,154   $  675,188
      Unearned premiums......................................................................     525,909      457,095
      Current income taxes...................................................................       5,700       10,839
      Deferred income........................................................................       8,076        7,464
      Contingent commissions accrued.........................................................      36,611       33,468
      Payable for securities purchased.......................................................       6,306        1,953
      Excess of book value of subsidiary interest over cost..................................      10,465       10,758
      Other liabilities and accrued expenses.................................................      26,151       26,885

          Total liabilities..................................................................   1,302,372    1,223,650


    Minority interest........................................................................       1,529        1,188

    Stockholders' equity
      Preferred stock, authorized 5,000,000 shares at $1.00 par value; none issued in
        2000 and 1999........................................................................         -            -
      Common stock, authorized 100,000,000 shares at $.50 par value;
        38,000,000 shares issued in 2000 and 1999............................................      19,000       19,000
      Paid-in capital........................................................................      29,621       29,621
      Net accumulated other comprehensive loss, net of income tax benefits of
        $26,217 in 2000 and $28,467 in 1999..................................................     (48,689)     (52,867)
      Retained earnings......................................................................     746,037      734,488
                                                                                                  745,969      730,242

      Treasury stock 3,808,948 shares in 2000 and 3,640,448 shares in 1999...................     (87,917)     (83,608)
          Total stockholders' equity.........................................................     658,052      646,634

          Total liabilities, minority interest and stockholders' equity......................  $1,961,953   $1,871,472








The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

Three Months Ended March 31, 2000 and 1999
(Thousands of Dollars Except Share and Per Share Data)
(Unaudited)



                                                                                     2000           1999
    Revenues
      Direct premiums written..............................................      $  306,456     $  279,952
      Assumed premiums.....................................................          22,519         22,677
      Ceded premiums.......................................................         (37,041)       (28,110)
        Net premiums written...............................................         291,934        274,519

      Increase in unearned premiums........................................         (64,627)       (71,537)
      Earned premiums .....................................................         227,307        202,982

      Net investment income................................................          22,832         20,810
      Premium finance and service fees.....................................           3,792          3,860
      Amortization of excess of book value of subsidiary interest
        over cost..........................................................             848            514
      Net realized investment gains (losses)...............................             714           (420)


               Total revenues..............................................         255,493        227,746

    Expenses
      Losses and loss adjustment expenses..................................         172,429        154,415
      Policy acquisition costs.............................................          58,204         55,876


               Total expenses..............................................         230,633        210,291



               Earnings before income taxes and minority interest..........          24,860         17,455

    Income taxes...........................................................           3,624          2,762

               Net earnings before minority interest.......................          21,236         14,693

    Minority interest in net earnings of subsidiary........................            (114)           (12)

               NET EARNINGS................................................      $   21,122     $   14,681


               COMPREHENSIVE INCOME (L	OSS).................................      $   25,300     $   (5,030)

               BASIC AND DILUTED NET EARNINGS PER COMMON SHARE.............      $     0.62     $     0.41

               CASH DIVIDENDS PAID PER COMMON SHARE........................      $     0.28     $     0.27

               WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING........      34,246,014     35,600,233

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2000 and 1999
(Thousands of Dollars)
(Unaudited)

                                                                                  2000        1999
  Cash flows from operating activities:
    Premiums collected....................................................    $ 252,752   $ 219,451
    Net investment income.................................................       22,198      21,042
    Premium finance and service fees received.............................        3,792       3,860
    Losses and loss adjustment expenses paid..............................     (173,460)   (149,587)
    Policy acquisition costs paid.........................................      (62,749)    (61,438)
    Federal income tax payments...........................................      (10,245)     (4,421)

        Net cash provided by operating activities.........................       32,288      28,907

  Cash flows from investing activities:
    Proceeds from maturity of fixed maturities............................        5,455      19,619
    Proceeds from sale of fixed maturities................................       20,700      32,065
    Proceeds from sale of equity securities...............................        6,208      12,020
    Purchase of fixed maturities..........................................      (20,531)    (24,166)
    Purchase of equity securities.........................................      (33,878)    (16,375)
    Purchase of other investments.........................................       (5,323)     (2,177)
    Purchase of subsidiary, net of cash acquired..........................          -       (77,056)
    Payments received on mortgage loans and collateral notes receivable...        3,447       5,187
    Mortgage loans and collateral notes originated........................       (4,303)     (2,283)
    Purchase of property and equipment....................................         (953)       (911)
    Other proceeds from investing activities..............................          410         118

        Net cash used in investing activities.............................      (28,768)    (53,959)


  Cash flows from financing activities:
    Dividends paid to stockholders........................................       (9,573)     (9,232)
    Purchase of treasury stock............................................       (4,309)    (32,607)

        Net cash used in financing activities.............................      (13,882)    (41,839)



    Decrease in cash and short-term investments...........................      (10,362)    (66,891)
    Cash and short-term investments at beginning of period................       22,535      75,912

        Cash and short-term investments at the end of period..............    $  12,173   $   9,021















The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Reconciliation of Net Earnings to Net Cash Provided by Operating Activities Three Months Ended March 31, 2000 and 1999
(Thousands of Dollars)
(Unaudited)



                                                                                  2000           1999
    Cash flows from operating activities:
      Net Earnings...........................................................   $ 21,122      $ 14,681
      Adjustments to reconcile net earnings to net cash provided by operating activities:
        Premiums receivable.................................................     (49,290)      (51,436)
        Deferred policy acquisition costs...................................      (7,893)      (11,206)
        Residual market receivable..........................................       1,881           485
        Due to/from reinsurers..............................................      (5,162)       (3,975)
        Losses and loss adjustment expenses.................................       7,966         8,312
        Unearned premiums...................................................      68,814        68,412
        Current income taxes................................................      (5,139)       (1,503)
        Deferred income taxes...............................................      (1,483)         (157)
        Deferred income.....................................................         612           440
        Contingent commissions..............................................       3,143         6,550
        Other assets, liabilities and accrued expenses......................      (1,752)       (3,749)
        Net realized investment (gains) losses..............................        (714)          420
        Other - net.........................................................         183         1,633

               Net cash provided by operating activities....................    $ 32,288      $ 28,907


















The accompanying notes are an integral part of these consolidated financial statements.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and Other
Information)



 1.	The financial information has been prepared on a basis consistent with the accounting principles reflected in the audited consolidated financial statements for the year ended December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the Securities and Exchange Commission rules and regulations, although the Company believes the disclosures which have been made are adequate to make the information presented not misleading.

 2.	The information furnished includes all adjustments and accruals consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain previously reported 1999 account balances have been reclassified to conform to the current period's presentation.

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

 5.	Neither the results for the three months ended March 31, 2000 nor comparison with the corresponding three months ended March 31, 1999 should be considered indicative of the results which may be expected for the year ending December 31, 2000.

 6	The Company purchased 168,500 shares of Treasury stock under the buyback program during the first quarter of 2000 increasing the total shares of Treasury Stock to 3,808,948 at March 31, 2000. The Company began a stock buyback program during the second quarter of 1995. That program, which was approved by the Board of Directors on May 19, 1995, authorized the Company to purchase up to 3 million shares of Treasury Stock.
Through March 31, 1999, the Company completed its share purchases under that program. In May 1999, the Board of Directors approved an additional stock buy-back program of up to 2 million shares. At March
31, 2000, the Company has authority to purchase approximately 1.3 million additional shares.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and Other
Information)
(continued)


 7.	In the first quarter of 2000, the Company entered into a Limited
Partnership Agreement with Conning Partners VI, L.P., a Delaware limited partnership. This partnership agreement requires a commitment by the Company to invest $50,000 into the partnership throughout the next five years as determined by the General Partner. To date the Company has invested $6,250 ($3,750 through March 31, 2000) into the partnership leaving a balance of funds still committed but not paid into the partnership of $43,750. The Partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity, equity-related and other securities issued in expansion financing, start-ups, buy-outs, and recapitalization transactions relating to companies in the areas of insurance, financial services, e-commerce, healthcare and related businesses, in order to realize long-term capital returns, all as determined and managed by the General Partner for the benefit of the Partners.

 8.	On February 10, 2000 the Massachusetts Division of Insurance placed
Trust Insurance Company ("Trust") in rehabilitation.  At December 31,
1999, Trust was the ninth largest writer of private passenger automobile insurance in Massachusetts, with an approximate 5% market share. On May 10, 2000, the Massachusetts Commissioner of Insurance ("Commissioner") filed a "Motion for order approving cancellation of policies" with the Supreme Judicial Court for Suffolk County. This motion indicates that "there is substantial risk that Trust Insurance may be insolvent" and further asks the court that Trust's "insurance exposures be promptly terminated, their liabilities runoff and their true financial condition thereby determined". Based on this motion, which the court will act upon at some future date, all of Trust's remaining 36,000 homeowner policies and 99,300 personal automobile policies are proposed to be cancelled effective August 1, 2000 and October 1, 2000, respectively.
The Company is unable to determine the overall effect that this event may have on the consolidated operating and financial position of the Company.

 9.	Disclosure of Statement of Financial Accounting Standards No. 130 -
Reporting Comprehensive Income:

                                                                 Three Months Ended
                                                                     March 31,
                                                                  2000       1999
      Net earnings.....................................         $ 21,122   $ 14,681
      Other comprehensive income (loss), net of taxes
       (tax benefits):
        Change in unrealized gains (losses), net of
         income taxes (benefits) of $2,339 in 2000
         and ($10,268) in 1999.........................            4,343    (19,069)
        Reclassification adjustment, net of income tax
         benefits of $89 in 2000 and $345 in 1999......             (165)      (642)
      Other comprehensive income (loss)................            4,178    (19,711)
      Comprehensive income (loss)......................         $ 25,300   $ (5,030)

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
- Disclosures about Segments of an Enterprise and Related Information:

                                                           Earnings Before
                                                           Income Taxes and   Identifiable
                                                 Revenue   Minority Interest     Assets

Three Months Ended March 31, 2000
  Property and casualty insurance
    Massachusetts......................         $223,602       $ 20,527       $ 1,645,440
    Other than Massachusetts...........           29,689          4,223           234,192
  Real estate and commercial lending...            1,550          1,550            74,229
  Corporate and other..................              652         (1,440)            8,092
     Consolidated......................         $255,493       $ 24,860       $ 1,961,953

Three Months Ended March 31, 1999
  Property and casualty insurance
    Massachusetts......................         $203,215       $ 12,152       $ 1,570,423
    Other than Massachusetts...........           22,580          2,011           246,721
  Real estate and commercial lending...            1,091          1,091            71,232
  Corporate and other..................              860          2,201             9,266
     Consolidated......................         $227,746       $ 17,455       $ 1,897,642

	The acquisition of American Commerce Insurance Company ("American Commerce"), on January 29, 1999, resulted in an additional property and casualty insurance segment entitled "Other than Massachusetts" beginning with the first quarter ended March 31, 1999. The 1999 "Other than Massachusetts" numbers include two month results of American Commerce.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and Other
Information)
(continued)

11.	Disclosure of Supplemental Information:

OTHER INFORMATION:

                                                                   March 31,
                                                                2000      1999
  Massachusetts policies in force
    Private passenger automobile.........................     616,276    606,555
    Homeowners...........................................     123,119    121,233
    Commercial automobile................................      14,698     14,620

                                                              Three Months Ended
                                                                   March 31,
                                                                2000      1999
OTHER EARNINGS STATEMENT INFORMATION:
  Premiums earned by Massachusetts subsidiaries
    Private passenger automobile.........................   $ 186,686  $ 168,614
    Homeowners...........................................   $   4,309  $   4,151
    Commercial automobile................................   $   9,203  $   9,176
    Other lines..........................................   $     911  $     853
  Premiums earned by subsidiaries in other states........   $  26,198  $  20,188*
         Total...........................................   $ 227,307  $ 202,982

  Net investment income, after tax.......................   $  18,964  $  17,307

  Pure loss ratios of Massachusetts subsidiaries
    Private passenger automobile.........................        68.4%      69.3%
    Homeowners (gross of reinsurance)....................        40.5%      46.6%
    Commercial automobile................................        65.4%      75.2%
  Pure loss ratios of subsidiaries in  other states......        60.0%      55.8%*

  Massachusetts private passenger automobile
   exposures written.....................................     279,448    276,720

  Massachusetts private passenger automobile
    premiums written.....................................   $ 245,920  $ 228,550

  * Includes two month results of American Commerce since the January 29, 1999 acquisition.

12.	Common Stocks

	The cost and approximate fair market value of common stocks at March 31, 2000 and December 31, 1999, were as follows:

                                            March 31, 2000              December 31, 1999
                                                    Fair Market                   Fair Market
                                          Cost         Value            Cost         Value
  Investments in closed-end
    preferred stock mutual funds.....  $ 298,257     $ 255,140       $ 267,956     $ 224,120
  Investments in other equities......     81,543        75,696          83,984        77,347
                Total common stocks..  $ 379,800     $ 330,836       $ 351,940     $ 301,467

The Commerce Group, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended March 31, 2000 compared to three months ended March 31, 1999


Premiums

	The following table compares direct premiums written, net premiums written and earned premiums for the three months ended March 31, 2000 and 1999:

(Dollars in thousands)
                                                       Three Months Ended March 31,
                                                  2000       1999      Change    % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts........  $248,791   $230,985   $ 17,806      7.7%
  Personal Automobile in All Other States.....    26,569     19,514*     7,055     36.2
  Commercial Automobile in Massachusetts......    11,814     11,867        (53)    (0.4)
  Homeowners in Massachusetts.................    12,208     12,056        152      1.3
  Homeowners in All Other States..............     3,619      2,302*     1,317     57.2
  Other Lines in Massachusetts................     3,342      3,162        180      5.7)
  Other Lines in All Other States.............       113         66*        47     71.2
     Total Direct Premiums Written............  $306,456   $279,952   $ 26,504      9.5%

Net Premiums Written:
  Direct Premiums.............................  $306,456   $279,952*  $ 26,504      9.5%
  Assumed Premiums from C.A.R.................    22,519     22,677       (158)    (0.7)
  Ceded Premiums to C.A.R.....................   (17,583)   (16,420)    (1,163)    (7.1)
  Ceded Premiums to Other than C.A.R..........   (19,458)   (11,690)    (7,768)   (66.4)
     Total Net Premiums Written...............  $291,934   $274,519   $ 17,415      6.3%

Earned Premiums:
  Personal Automobile in Massachusetts........  $168,351   $151,769   $ 16,582     10.9%
  Personal Automobile in All Other States.....    24,962     18,041*     6,921     38.4
  Commercial Automobile.......................     7,448      7,193        255      3.5
  Homeowners in Massachusetts.................     4,312      4,151        161      3.9
  Homeowners in All Other States..............     1,214      2,147*      (933)   (43.5)
  Other Lines in Massachusetts................       842        800         42      5.3
  Other Lines in All Other States.............        22        -           22      N/A
  Assumed Premiums from C.A.R.................    20,087     18,827      1,260      6.7
  Assumed Premiums from Other than C.A.R......        69         54         15     27.8
     Total Earned Premiums....................  $227,307   $202,982   $ 24,325     12.0%

  Earned Premiums in Massachusetts............  $180,953   $163,913   $ 17,040     10.4%
  Earned Premiums-Assumed.....................    20,156     18,881      1,275      6.8
  Earned Premiums in All Other States.........    26,198     20,188*     6,010     29.8
     Total Earned Premiums....................  $227,307   $202,982   $ 24,325     12.0%

  * Includes two month results of American Commerce since the January 29, 1999 acquisition.

The Commerce Group, Inc. and Subsidiaries

	The $17,806 or 7.7% increase in Massachusetts personal automobile direct premiums written resulted primarily from increases of 1.0% and 2.7%, in the number of Massachusetts personal automobile exposures for liability and physical damage coverage, respectively, coupled with increases of 7.5% and 3.1% in the average premium rate per exposure for Massachusetts personal automobile liability and physical damage exposures, respectively. The components of these 1999 changes were as follows:

                                         % of Company Direct
     Coverage Type                      Premiums Written (1)    Rate Change (2)
     Liability:
       Bodily Injury.................        36.2%                    1.0%
       Personal Injury Protection....         6.8                     6.3
       Property Damage to Others.....        21.0                    21.4

           Total Liability...........        64.0                     7.5

     Physical Damage:
       Collision.....................        23.5                     2.9
       Comprehensive.................        12.5                     3.4

           Total Physical Damage.....        36.0                     3.1

           Total.....................       100.0%                    6.5%

   (1) Represents the percentage of the Company's total direct private passenger automobile premiums written in Massachusetts through March 31, 2000.
   (2) Represents the change in the 2000 three month average rate per exposure from the 1999 three month average rate charged by the Company for Massachusetts private passenger automobile premiums through March 31 of each year.


	The above percentage changes for the first quarter of 2000 were primarily the result of rate modifications in the individual coverage components in the 2000 state mandated average rate increase, combined with changes in the Company's safe driver rate deviations. The combination of these factors resulted in a 6.5% increase in the average personal automobile premium per exposure for the first quarter of 2000 as compared to 8.7% during the first quarter of 1999. Despite the 2000 state mandated average rate increase of only 0.7%, the Company's increase in the average personal automobile premium per exposure was primarily due to the above noted changes coupled with the fact that the rate decision does not anticipate purchases of new automobiles in the year in which the rate decision applies and the Company's mix of personal automobile business differs from that of the industry. In 2000, the Company offered its customers safe driver deviations of 6.0% to drivers with SDIP classifications of Step 9 and 2.0% for Step 10 (8.0% for Step 9 and 3.0% for Step 10 in 1999).

	The AAA affinity group discount for 2000 was established at 6.0% which was unchanged from 1999. In 2000, for drivers who qualify, the Company's AAA affinity group discount and safe driver deviations can be combined for up to an 11.6% reduction (13.5% in 1999) from state mandated rates.

The Commerce Group, Inc. and Subsidiaries

	The $7,055 or 36.2% increase in other states personal automobile direct premiums written was primarily attributable to American Commerce, located in Columbus, Ohio, which was acquired January 29, 1999, and whose 2000 results reflect a full three month quarter as compared to a two month quarter in 1999. Personal automobile direct premiums written by American Commerce for the first three months of 2000 were $20,238 as compared to $13,533 for the two month period ended March 31, 1999. Personal automobile direct premiums written for Commerce West Insurance Company ("Commerce West"), located in Pleasanton, California, increased $350 or 5.9% to $6,331 during the first quarter of 2000 as compared to $5,981 during the same period a year ago. . Both American Commerce and Commerce West write predominantly personal automobile insurance. American Commerce writes personal automobile insurance in 25 states while Commerce West writes personal automobile insurance in the state of California. Both companies target preferred insurance risks.

	Direct premiums written for Massachusetts commercial automobile insurance decreased slightly by $53 or 0.4%, due primarily to an increase of approximately 2.1% in the number of policies written, offset by a 2.5% decrease in the average commercial automobile premium per policy.

	Direct premiums written for Massachusetts homeowners insurance (excluding the Massachusetts FAIR Plan) increased by $152, or 1.3% due primarily to a 6.1% increase in the number of policies written offset by a 4.6% decrease in the average premium per policy. The $1,317 increase in other state homeowners insurance was primarily the result of a the three month first quarter in 2000 versus a two month first quarter in 1999 for American Commerce described earlier.

	The $17,415 or 6.3% increase in net premiums written was due to the growth in direct premiums written as described above offset primarily by an increase to premiums ceded to reinsurers other than the Commonwealth Automobile Reinsurers ("C.A.R."). Premiums ceded to reinsurers other than C.A.R. during the first quarter of 2000 increased $7,768 or 66.4% as compared to the first quarter of 1999 as a result of American Commerce joining the quota-share reinsurance program effective January 1, 2000. An unearned premium transfer of approximately $6.0 million occurred effective January, 2000.

	The $24,325 or 12.0% increase in earned premiums during the first quarter of 2000 as compared to the first quarter of 1999 was primarily attributable to increases to the average rates per exposure for Massachusetts personal automobile liability and physical damage, mentioned previously. This resulted in a $17,040 or 10.4%, increase for Massachusetts earned premiums. The remaining increases were attributable to a $1,260 or 6.7% increase in earned premiums assumed from C.A.R., a $15 or 27.8% increase in earned premiums assumed from ANI and Fair Plan and a $6,263 or 43.0% increase attributable to American Commerce. The increases were offset by a decrease of $253 or 4.5% in earned premiums from Commerce West. The increase in earned premiums for American Commerce is primarily attributable to the three month first quarter of 2000 versus the two month first quarter in 1999.

The Commerce Group, Inc. and Subsidiaries

Investment Income

	Net investment income is affected primarily by the composition of the Company's investment portfolio. The following table summarizes the composition of the Company's investment portfolio, at cost, at March 31, 2000 and 1999:

Investments, at cost                                         March 31,
(Dollars in thousands)                                      % of                  % of
                                                 2000      Invest.     1999      Invest.
   Fixed maturities (GNMA & FNMA mortgage-
     backed bonds, Corporate bonds, U.S.
     Treasury bonds and notes and Tax-
     exempt state and municipal bonds)....    $  660,238    48.0%   $  720,952    55.9%

   Preferred stocks.......................       230,575    16.8       195,159    15.2

   Investments in closed-end
     preferred stock mutual funds.........       298,257    21.7       177,161    13.7
   Other equity securities................        81,543     5.9       106,000     8.2
       Total common stocks................       379,800    27.6       283,161    21.9
       Total equities.....................       610,375    44.4       478,320    37.1

   Mortgages and collateral loans (net of
     allowance for possible loan losses)..        73,814     5.4        70,700     5.5
   Cash and short-term investments........        12,173     0.9         9,021     0.7
   Other investments......................        18,453     1.3         9,627     0.8
       Total investments..................    $1,375,053   100.0%   $1,288,620   100.0%

	The Company's investment strategy is to maximize after-tax investment income through high quality securities coupled with acquiring equity investments which may forgo current investment yield in favor of potential higher yielding future capital appreciation.

	As depicted in the accompanying table, first quarter 2000 net investment income increased $2,022 or 9.7%, compared to the same period in 1999, principally as a result of an increase in average invested assets (at cost).
Net investment income as a percentage of total average investments was 6.5% in both the first quarter of 2000 and 1999. Net investment income after tax as a percentage of total average investments was 5.4% in both the first quarter of 2000 and 1999.

Investment Return                                          At March 31,
(Dollars in thousands)                              2000                 1999
   Average month-end investments (at cost)...    $1,405,815           $1,271,955
   Net investment income.....................        22,832               20,810
   Net investment income after-tax...........        18,964               17,307
   Net investment income as a percentage
     of average net investments (at cost)....           6.5%                 6.5%
   Net investment income after-tax as a
     percentage of average net
     investments (at cost)...................           5.4%                 5.4%

The Commerce Group, Inc. and Subsidiaries

Premium Finance and Service Fees

	Premium finance and service fees decreased $68 or 1.8% during the first quarter of 2000 as compared to the same period in 1999. The decrease for the first quarter of 2000 as compared to the first quarter of 1999 was the result of fewer billing invoices mailed to insureds primarily due to increased utilization of direct deposit payments and earlier payment premiums.


Amortization of Excess of Book Value of Subsidiary Interest over Cost

	As a result of the acquisition of American Commerce, the amount representing the excess of the fair value of the net assets acquired over the purchase price at January 29, 1999 was $16,465. The amount is being amortized into revenue on a straight-line basis over a five-year period. The amount amortized into revenue increased $334 or 65.0% in the first quarter of 2000 to $848 as compared to the same period in 1999. The increase is primarily attributable to the three months of amortization during the first quarter of 2000 versus the two months of amortization during the first quarter of 1999.


Investment Gains and Losses

	Net realized investment gains totaled $714 during the first quarter of 2000 as compared to net realized investment losses of $420 during the same period in 1999. A significant portion of the net realized gains in 2000 was the result of sales of common stocks, preferred stocks, non-taxable bonds and mortgage activity partially offset by net realized losses on the maturity of Government National Mortgage Association ("GNMA") mortgage backed bonds. Net realized losses during the first quarter of 1999 were primarily the result of the maturity of GNMAs and sales of non-taxable bonds, preferred stocks and common stocks offset by net realized gains on the sales of short-term investments.


Loss and Loss Adjustment Expenses

	Losses and loss adjustment expenses ("LAE") incurred increased $18,014 or 11.7% during the first three months of 2000 as compared to the same period a year ago. The increase was attributable to higher incurred losses on Massachusetts business, which was the direct result of the increased personal automobile direct premiums written discussed earlier, and losses and LAE assumed from C.A.R. offset by a decrease in unpaid loss adjustment expenses. Losses and LAE incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") decreased to 75.8% for the first three months of 2000 compared to 76.6% for the first three months of 1999. The slight decrease in the loss ratio was primarily due to 12.0% increase in earned premiums as described earlier. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on Massachusetts personal automobile was 68.4% for the first three months of 2000 compared to 69.3% for the same period a year ago. The commercial automobile pure loss ratio decreased to 65.4% during the first three months of 2000 as compared to 75.2% for the same period a year ago. This decrease was primarily due to better loss experience during this period. For homeowners (gross of reinsurance), the pure loss ratio was 40.5% during the first three months of 2000 as compared to 46.6% for the same period a year ago. This decrease was also primarily the result of better loss experience during this period.

The Commerce Group, Inc. and Subsidiaries

Pure loss ratios of subsidiaries in other states increased to 60.0% during the first three months of 2000 as compared to 55.8% for the same period a year ago. The pure loss ratio was also impacted by increases to total expenses related to the Company's management incentive compensation plan and the American Commerce agency stock option plan. Total expenses for these plans were $1,937 higher during the first three months of 2000 as compared to the same period a year ago. The increase was partially driven by increases, during the first three months of 2000, in the market price of the Company's common stock and by the 1999 implementation of the American Commerce agency stock option plan which resulted in an additional $207 in expenses during the first three months of 2000 as compared to the same period a year ago. These management incentive and agency stock option expenses are directly impacted by the market price of the Company's common stock.

Policy Acquisition Costs

	Policy acquisition costs expensed increased by $2,328, or 4.2% during the first three months of 2000 as compared to the same period a year ago. As a percentage of net premiums written, underwriting expenses for the insurance companies (on statutory basis) decreased to 22.6% for the first three months of 2000 as compared to 25.3% for the same period a year ago. The decrease was primarily attributable to lower direct commission expense, as a percentage of net premiums written and a $3,500 decrease in the provision for accrued contingent commissions for the first three months of 2000 as compared to the same period a year ago. Total expenses related to the Company's management incentive compensation plan and the American Commerce agency stock option plan included in policy acquisition costs were $1,670 higher during the first three months of 2000 as compared to the same period a year ago. The increase was partially driven by increases, during the first three months of 2000, in the market price of the Company's common stock and by the 1999 implementation of the American Commerce agency stock option plan which resulted in an additional $169 in expenses during the first three months of 2000 as compared to the same period a year ago. These management incentive and agency stock option expenses are directly impacted by the market price of the Company's common stock.

Income Taxes

	The Company's effective tax rate was 14.6% for the first three months of 2000 as compared to 15.8% for the same period a year ago. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends received deduction. The lower effective tax rate for the first three months of 2000 was the result of the tax exempt interest and the dividends received deduction comprising a greater portion of earnings before taxes.

Minority Interest

	As a result of the joint venture with AAA Southern New England ("AAA SNE") and the acquisition of American Commerce, the Company's interest in ACIC Holding Co., Inc., through Commerce, a wholly-owned subsidiary of Commerce Holdings, Inc. ("Commerce Holdings"), is represented by ownership of 80% of the outstanding shares of common stock at March 31, 2000. AAA SNE maintains a 20% common stock ownership. The minority interest of $114 included in these consolidated financial statements for the first quarter of 2000 represents 20% of the net earnings for ACIC Holding Co., Inc. which is calculated after the $2,250 preferred stock dividend paid to Commerce.

The Commerce Group, Inc. and Subsidiaries

Net Earnings

	Net earnings increased $6,441, or 43.9% to $21,122, during the first three months of 2000 as compared to $14,681 for the same period a year ago. Operating earnings, which exclude the after-tax impact of net realized investment gains, increased $5,806, or 39.1% to $20,658 during the first three months of 2000 as compared to $14,954 for the same period a year ago, both as a result of the factors previously mentioned.

Liquidity and Capital Resources

	The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page 3 and the Consolidated Statements of Cash Flows on pages 5 and 6. Stockholders' equity increased by $11,418, or 1.8%, during the first three months of 2000 as compared to the same period a year ago. The increase resulted from $21,122 in net earnings and by changes in other comprehensive income, net of income taxes, on fixed maturities and preferred and common stocks of $4,178, offset by dividends paid to stockholders of $9,573 and Treasury Stock purchased of $4,309. Total assets at March 31, 2000 increased $90,481, or 4.8% to $1,961,953 as compared to total assets of $1,871,472 at December 31, 1999. The majority of this growth is reflected in an increase of invested assets, at market value, of $29,369 or 2.3%, of $49,290 or 25.3% in premiums receivable, a $7,893 or 8.0% increase in deferred policy acquisition costs, a $5,162 or 10.7% increase in receivable from reinsurers offset by a $1,233 or 0.5% decrease in all other assets combined. The increase to premiums receivable is attributable to the seasonality of the policy effective dates of the Company's business. The increase in invested assets is attributable to increases to the Company's holdings of closed-end preferred stock mutual funds as shown in the table below.

	The Company's investment portfolio, at market, is shown on the following table as of March 31, 2000 and December 31, 1999 (for investments, at cost, refer to the table found on page 14):

                                                     March 31,          December 31,
Investments, at market                                     % of                  % of
(Dollars in thousands)                           2000      Invest.     1999      Invest.
   Fixed maturities (GNMA & FNMA mortgage-
     backed bonds Corporate bonds, U.S.
     Treasury bonds and notes Tax-
     exempt state and municipal bonds)....    $  651,668    50.2%   $  647,338    51.0%

   Preferred stocks.......................       210,077    16.2       211,049    16.6

   Investment in closed-end
     preferred stock mutual funds.........       255,140    19.7       224,120    17.7
   Other equity securities................        75,696     5.8        77,347     6.1
       Total common stocks................       330,836    25.5       301,467    23.8
       Total equities.....................       540,913    41.7       512,516    40.4

   Mortgages and collateral loans (net of
     allowance for possible loan losses)..        73,814     5.7        72,451     5.7
   Cash and short-term investments........        12,173     0.9        22,535     1.8
   Other investments......................        19,780     1.5        14,139     1.1
       Total investments..................    $1,298,348   100.0%   $1,268,979   100.0%

The Commerce Group, Inc. and Subsidiaries

	The Company's fixed maturity portfolio is comprised of GNMAs and FNMA mortgage backed bonds (13.0%), municipal bonds (80.1%), corporate bonds (6.4%) and U.S. Treasury bonds (0.5%). As of March 31, 2000, the book value of the Company's fixed maturity portfolio exceeded its market value by $8,570 ($5,570 after taxes, or $0.16 per share). The cost of the Company's preferred stocks exceeded market value by $20,498 ($13,324 after taxes, or $0.39 per share). The cost of the Company's common stocks exceeded market value by $48,964 ($31,827 after taxes, or $0.93 per share).

	Preferred stocks decreased $972, or 0.5% and common stocks (primarily composed of closed-end preferred stock mutual funds) increased $29,369, or 9.7%, during the first three months of 2000 primarily as a result of the Company's investment strategy which included the joint-venture acquisition of American Commerce on January 29, 1999. The Company's strategy is to maximize after-tax investment income through high quality securities coupled with acquiring equity investments which may forego current investment yield in favor of potential higher yielding capital appreciation in the future.

	The Company's liabilities totaled $1,302,372 at March 31, 2000 as compared to $1,223,650 at December 31, 1999. The $78,722 or 6.4% increase was comprised of an increase of $7,966 or 1.2% in loss and loss adjustment expense reserves, an increase of $68,814 or 15.1% in unearned premiums, an increase of $3,143 or 9.4% in contingent commissions accrued offset by a decrease of $293, or 2.7% in excess of book value of subsidiary interest over cost (formerly referred to as Negative Goodwill) associated with the January 29, 1999 acquisition of American Commerce. The net effect of all other liabilities decreased $908 or 1.9%. The significant increase to the Company's unearned premiums was attributable to the seasonality of the policy effective dates of the Company's business coupled with higher average premiums per exposure for Massachusetts auto business as described earlier.

	The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments as reflected in the Consolidated Statements of Cash Flows on pages 5 and 6.

	The Company's operating activities provided cash of $32,288 in the first three months of 2000, as compared to $28,907 during the same period a year ago. These cash flows were primarily impacted by the fact that while premiums collected increased $33,301, or 15.2% in the first three months of 2000, losses and LAE paid increased $23,873, or 16.0% and federal income tax payments increased $5,824 or 131.7% in the first three months of 2000 as compared to the same period a year ago. The increase in premiums was primarily the result of the slight increases to both liability (1.0%) and physical damage (2.7%) exposures combined with an average overall rate increase in premium per exposure of 6.5%.

	The increase in net losses and LAE paid, which includes the change in the losses and LAE liability of $7,966, increased $23,873 or 16.0%. This increase resulted primarily from the previously mentioned increase in the losses and LAE liability, an increase of $11,242 in incurred losses on Massachusetts business and $4,937 on Other than Massachusetts business. The increase in incurred losses on Massachusetts business is primarily attributable to higher private passenger automobile collision payments. The increase in incurred losses on Other than Massachusetts business is primarily attributable to three months of activity for the quarter ended March 31, 2000 versus two months of activity for the quarter ended March 31, 1999 for American Commerce.

The Commerce Group, Inc. and Subsidiaries

	The net cash flows used in investing activities were primarily the result of purchases of fixed maturities and equity securities (predominantly closed-end preferred stock mutual funds), which were offset by proceeds from the sale and maturity of fixed maturities and equity securities (predominantly common stocks and preferred stocks). Investing activities were funded by accumulated cash and cash provided by operating activities during 2000 and 1999.

	Cash flows used in financing activities totaled $13,882 during the first three months of 2000 compared to $41,839 during the same period a year ago.
The 2000 cash flows used in financing activities consisted of $9,573 in dividends paid to stockholders and $4,309 used to purchase 168,500 shares of Treasury Stock under the Company's stock buyback programs. The 1999 cash flows used in financing activities consisted of dividends paid to stockholders of $9,232 and $32,607 used to purchase 1,185,900 shares of Treasury Stock.

	The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. The carrying value (at market) of total investments at March 31, 2000 was $1,298,348. At March 31, 2000, the Company held cash and short-term investments of $12,173. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company also relies upon dividends from its subsidiaries for its cash requirements. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders may, within certain limitations, pay such dividends and then file a report with the Commissioner. Dividends in excess of these limitations are called extraordinary dividends. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards to policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 2000 and 1999.

	Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns, to optimize tax planning and to realize gains. This practice will continue in the future.

	Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's statutory premiums to surplus ratio was 1.94 to 1.00 and 1.60 to 1.00 for the three months ended March 31, 2000 and 1999, respectively.

	In keeping with the Company's long-term growth objective to expand outside Massachusetts, in 1995 the Company acquired Commerce West, a personal automobile insurer, located in Pleasanton, California. Most recently, the Company formed a joint venture (ACIC Holding Co., Inc.) in November 1998, and acquired, American Commerce located in Columbus, Ohio, in January 1999. American Commerce writes automobile and homeowners insurance solely through 34 AAA independent insurance agencies in 25 states.

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


Year 2000 Compliance

	The Year 2000 issue existed primarily because most computer programs were originally coded to recognize only the last two digits in the date field. If not addressed and corrected, many systems could have failed and produced erroneous results. The impact of this could have lead to a material adverse impact upon the Company's business including policy and claims processing. As a result, considerable effort took place to assess the impact and determine whether to replace and/or reprogram the systems in order for the systems to distinguish the intended year. The Company initiated the Century Change project to address all internal/external systems, software, agents, third parties and vendors in dealing with year 2000 compliance. No processing problems have been encountered to date during the year 2000, regarding any of these areas.

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

	The project, which involved internal staff costs as well as consulting expenses to prepare the systems for the year 2000 was completed prior to December 31, 1999. No additional costs have been incurred in 2000 as a result of this project.


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

	As part of its investing activities, the Company assumes positions in fixed maturity, equity, short-term and cash equivalents markets. The Company is, therefore, exposed to the impacts of interest rate changes in the market value of investments. For 1999, the Company's exposure to interest rate changes and equity price risk has been estimated using sensitivity analysis. The interest rate impact is defined as the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks. The equity price risk is defined as a hypothetical change of plus-or-minus 10% in the fair value of common stocks. Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. Based on the results of the sensitivity analysis at March 31, 2000 and 1999, the Company's estimated market exposure for a 200 basis point increase (decrease) in interest rates was calculated. A 200 basis point increase results in a decrease in the market value of the fixed maturities and preferred stocks of $86,863 and $73,710, respectively. A 200 basis point decrease results in an increase in the market value of the same securities of $47,157 and $46,975, respectively. The equity price risk impact at March 31, 2000 and 1999, based upon a 10% increase in the fair value of common stocks, would be an increase of $33,084 and $28,050, respectively. Based upon a 10% decrease, common stocks would decrease $33,084 and $28,050, respectively.
This analysis was further exemplified during 1999 as the Company experienced a decline in the market value of investments, net of taxes, of $78,162 primarily as evidenced by an increase in long-term interest rates during this period. Long-term interest rates (30-year Treasury Bond) increased to 6.48% at December 31, 1999 from 5.08% at December 31, 1998. Long-term interest rates (30-year Treasury Bond) were 5.85% at March 31, 2000 and 5.62% at March 31, 1999.


Stock Buyback and Dividends

	The Company purchased 168,500 shares of Treasury Stock under the stock buyback program during the first quarter of 2000 increasing total shares of Treasury Stock to 3,808,948 at March 31, 2000. The Company began a stock buyback program during the second quarter of 1995. The program, which was approved by the Board of Directors on May 19, 1995, authorized the Company to purchase up to 3 million shares of Treasury Stock. Through March 31, 2000, the Company completed its share purchases under that program. At March 31, 2000, the Company has authority to purchase approximately 1.3 million additional shares.

The Commerce Group, Inc. and Subsidiaries

	The Company's Employee Stock Ownership Plan has purchased more than 1,150,000 shares in open market transactions since the May, 1995 buyback program was announced. No shares were purchased during the first three months of 2000 as compared to 171,750 shares for $5,024,000 during the same period in 1999.

	On March 17, 2000, the Company paid a quarterly dividend of $0.28 to stockholders of record as of March 3, 2000. The Company increased its quarterly dividend to stockholders from $0.27 to $0.28 during the second quarter of 1999.


Recent Accounting Developments


	During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133") effective for financial statements issued for fiscal years beginning after June 15, 1999. Subsequently, during 1999, FASB issued Financial Accounting Standards No. 137 "Deferral of the Effective Date of FASB Statement 133" ("FASB 137"). The adoption date was delayed to fiscal years beginning after June 15, 2000. The Company had no derivative or hedging activity the first quarter of 2000.


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



(a)    Form 8-K - none filed during the first quarter of 2000.




















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



(a)    Form 8-K - none filed during the first quarter of 2000.

















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