Form 10-Q
period 2000-06-30
COMMERCE GROUP INC /MA
filed 2000-08-11
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended June 30, 2000           Commission File Number 0-16882



THE COMMERCE GROUP, INC.
(Exact name of registrant as specified in its charter)


            Massachusetts                                     04-2599931
     (State or other jurisdiction                           (IRS Employer
            of Incorporation)	                            Identification No.)


211 Main Street   Webster, Massachusetts    01570
              (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code:    (508) 943-9000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.          Yes X    No___

As of August 1, 2000, the number of shares outstanding of the
Registrant's common stock (excluding Treasury Shares) was
34,153,952

The Commerce Group, Inc.

Table of Contents

                                                                                                    Page No.

Part I - Financial Information
Consolidated Balance Sheets at
    June 30, 2000 (Unaudited) and December 31, 1999..........................................         3

Consolidated Statements of Earnings for the
    Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)............................         4

Consolidated Statements of Cash Flows for the
    Six Months Ended June 30, 2000 and 1999 (Unaudited)......................................         5

Consolidated Statements of Cash Flows - Reconciliation of Net Earnings to Net
    Cash Provided by Operating Activities for the Six Months Ended June 30, 2000 and 1999
    (Unaudited)..............................................................................         6

Notes to Unaudited Consolidated Financial Statements.........................................         7

Management's Discussion and Analysis.........................................................        13


Part II - Other Information


Item 4
    Results of Votes of Security Holders.....................................................        31

Item 6
    Exhibits and Reports on Form 8-K.........................................................        32

Signature ...................................................................................        32

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)



                                                                                                June 30,    December 31,
                                                                                                  2000         1999
                                                                                              (Unaudited)
                                                ASSETS
    Investments:
      Fixed maturities, at market (cost:  $648,794 in 2000 and $661,445 in 1999).............  $  641,497   $  647,338
      Preferred stocks, at market (cost:  $230,378 in 2000 and $230,934 in 1999).............     210,310      211,049
      Common stocks, at market (cost:  $393,060 in 2000 and $351,940 in 1999)................     353,770      301,467
      Mortgage loans on real estate and collateral notes receivable (less allowance for
        possible loan losses of $964 in 2000 and $2,127 in 1999).............................      74,104       72,451
      Cash and short-term investments........................................................       3,194       22,535
      Other investments (cost: $22,434 in 2000 and $13,130 in 1999)..........................      23,761       14,139
          Total investments..................................................................   1,306,636    1,268,979

    Accrued investment income................................................................      14,703       14,697
    Premiums receivable (less allowance for doubtful receivables of $1,447 in 2000 and
      $1,452 in 1999)........................................................................     259,080      195,160
    Deferred policy acquisition costs........................................................     108,595       98,500
    Property and equipment, net of accumulated depreciation..................................      34,560       34,802
    Residual market receivable
      Losses and loss adjustment expenses....................................................     117,639      106,576
      Unearned premiums......................................................................      39,877       50,084
    Due from reinsurers......................................................................      63,893       48,365
    Current income taxes.....................................................................       1,072          -
    Deferred income taxes....................................................................      38,736       43,051
    Non-compete agreement....................................................................       3,004        3,179
    Other assets.............................................................................       8,578        8,079

          Total assets.......................................................................  $1,996,373   $1,871,472

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
      Losses and loss adjustment expenses....................................................  $  707,080   $  675,188
      Unearned premiums......................................................................     543,942      457,095
      Current income taxes...................................................................         -         10,839
      Deferred income........................................................................       8,165        7,464
      Contingent commissions accrued.........................................................      22,832       33,468
      Payable for securities purchased.......................................................         526        1,953
      Excess of book value of subsidiary interest over cost..................................       9,787       10,758
      Other liabilities and accrued expenses.................................................      28,646       26,885

          Total liabilities..................................................................   1,320,978    1,223,650


    Minority interest........................................................................         858        1,188

    Stockholders' equity
      Preferred stock, authorized 5,000,000 shares at $1.00 par value; none issued in
        2000 and 1999........................................................................         -            -
      Common stock, authorized 100,000,000 shares at $.50 par value;
        38,000,000 shares issued in 2000 and 1999............................................      19,000       19,000
      Paid-in capital........................................................................      29,621       29,621
      Net accumulated other comprehensive loss, net of income tax benefits of
        $22,310 in 2000 and $28,467 in 1999..................................................     (41,432)     (52,867)
      Retained earnings......................................................................     756,249      734,488
                                                                                                  763,438      730,242

      Treasury stock 3,846,048 shares in 2000 and 3,640,448 shares in 1999...................     (88,901)     (83,608)
          Total stockholders' equity.........................................................     674,537      646,634

          Total liabilities, minority interest and stockholders' equity......................  $1,996,373   $1,871,472






The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

Three and Six Months Ended June 30, 2000 and 1999
(Thousands of Dollars Except Share and Per Share Data)
(Unaudited)


                                                                     Three Months Ended             Six Months Ended
                                                                           June 30,                     June 30,
                                                                     2000          1999   	       2000           1999
    Revenues
      Direct premiums written...................................  $  265,724    $  233,183    $  572,180     $  513,135
      Assumed premiums..........................................      18,341        24,416        40,860         47,093
      Ceded premiums............................................     (36,340)      (31,601)      (73,381)       (59,711)
        Net premiums written....................................     247,725       225,998       539,659        500,517

      Increase in unearned premiums.............................     (14,945)       (8,572)      (79,572)       (80,109)
      Earned premiums...........................................     232,780       217,426       460,087        420,408

      Net investment income.....................................      24,056        22,320        46,888         43,130
      Premium finance and service fees..........................       3,757         3,683         7,549          7,543
      Amortization of excess of book value of subsidiary
        interest over cost......................................         847           768         1,695          1,282
      Net realized investment gains (losses)....................        (386)        6,565           328          6,145


          Total revenues........................................     261,054       250,762       516,547        478,508

    Expenses
      Losses and loss adjustment expenses.......................     180,224       164,093       352,653        318,508
      Policy acquisition costs..................................      57,385        60,021       115,589        115,897


           Total expenses.......................................     237,609       224,114       468,242        434,405



           Earnings before income taxes and minority interest...      23,445        26,648        48,305         44,103

    Income taxes................................................       3,721         4,277         7,345          7,039

           Net earnings before minority interest................      19,724        22,371        40,960         37,064

    Minority interest in net loss of subsidiary.................         404           421           290            409

           NET EARNINGS.........................................  $   20,128    $   22,792    $   41,250     $   37,473


           COMPREHENSIVE INCOME.................................  $   27,385    $   14,633    $   52,685     $    9,603

           BASIC AND DILUTED NET EARNINGS PER COMMON SHARE......  $     0.59    $     0.65    $     1.21     $     1.06

           CASH DIVIDENDS PAID PER COMMON SHARE.................  $     0.29    $     0.28    $      .57     $      .55

           WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.  34,180,926    34,856,752    34,213,470     35,226,439


The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2000 and 1999
(Thousands of Dollars)
(Unaudited)

                                                                                  2000        1999
  Cash flows from operating activities:
    Premiums collected....................................................    $ 487,535   $ 437,243
    Net investment income.................................................       46,882      43,531
    Premium finance and service fees received.............................        7,549       7,543
    Losses and loss adjustment expenses paid..............................     (339,776)   (295,665)
    Policy acquisition costs paid.........................................     (133,805)   (127,690)
    Federal income tax payments...........................................      (21,098)    (11,217)

        Net cash provided by operating activities.........................       47,287      53,745

  Cash flows from investing activities:
    Proceeds from maturity of fixed maturities............................       10,549      42,604
    Proceeds from sale of fixed maturities................................       51,327      58,409
    Proceeds from sale of equity securities...............................        6,397      48,239
    Purchase of fixed maturities..........................................      (51,425)    (43,320)
    Purchase of equity securities.........................................      (47,633)    (85,474)
    Purchase of other investments.........................................       (9,304)     (3,926)
    Purchase of subsidiary, net of cash acquired..........................          -       (77,056)
    Payments received on mortgage loans and collateral notes receivable...        5,187       7,275
    Mortgage loans and collateral notes originated........................       (5,675)     (4,037)
    Purchase of property and equipment....................................       (1,856)     (1,662)
    Other proceeds from investing activities..............................          587         455

        Net cash used in investing activities.............................      (41,846)    (58,493)


  Cash flows from financing activities:
    Dividends paid to stockholders........................................      (19,489)    (19,261)
    Purchase of treasury stock............................................       (5,293)    (32,607)

        Net cash used in financing activities.............................      (24,782)    (51,868)



    Decrease in cash and short-term investments...........................      (19,341)    (56,616)
    Cash and short-term investments at beginning of period................       22,535      75,912

        Cash and short-term investments at the end of period..............    $   3,194   $  19,296

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Reconciliation of Net Earnings to Net Cash Provided by Operating Activities Six Months Ended June 30, 2000 and 1999
(Thousands of Dollars)
(Unaudited)



                                                                                  2000           1999
    Cash flows from operating activities:
      Net Earnings..........................................................    $ 41,250      $ 37,473
      Adjustments to reconcile net earnings to net cash provided by operating activities:
        Premiums receivable.................................................     (63,920)      (54,302)
        Deferred policy acquisition costs...................................     (10,095)       (9,142)
        Residual market receivable..........................................        (856)       (3,749)
        Due to/from reinsurers..............................................     (15,528)       (6,139)
        Losses and loss adjustment expenses.................................      31,892        28,780
        Unearned premiums...................................................      86,847        76,102
        Current income taxes................................................     (11,911)         (577)
        Deferred income taxes...............................................      (1,843)       (3,602)
        Deferred income.....................................................         701           511
        Contingent commissions..............................................     (10,636)       (1,550)
        Other assets, liabilities and accrued expenses......................         136        (6,543)
        Net realized investment gains.......................................        (328)       (6,145)
        Other - net.........................................................       1,578         2,628

               Net cash provided by operating activities....................    $ 47,287      $ 53,745


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

 3.	This Form 10-Q contains some statements that are not historical facts and are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve opinions, assumptions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks facing the Company. These include, but are not limited to, those risks and uncertainties in our business that are described in the Company's
Annual Report and other documents filed with the SEC, the possibility of adverse catastrophe experience and severe weather, adverse impacts from the Trust Insurance Company insolvency, adverse trends in claim severity or frequency, adverse state and federal regulation and legislation, rate making decisions for private passenger automobile policies in Massachusetts, heightened competition, as well as the economic, market or regulatory conditions and risks associated with entry into new markets and diversification.

 4.	The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

 5.	Neither the results for the six months ended June 30, 2000 nor comparison with the corresponding six months ended June 30, 1999 should be considered indicative of the results which may be expected for the year ending December 31, 2000.

 6	The Company purchased 205,600 shares of Treasury stock under the buyback program during the first six months of 2000 increasing the total shares of Treasury Stock to 3,846,048 at June 30, 2000. At June 30, 2000, the Company has authority to purchase approximately 1.3 million additional shares.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and
Other Information)
(Continued)


 7.	In the first quarter of 2000, the Company entered into a Limited
Partnership Agreement with Conning Partners VI, L.P., a Delaware limited partnership. This partnership agreement requires a commitment by the Company to invest $50,000 into the partnership throughout the next five years as determined by the General Partner. To date the Company has invested $6,250 into the partnership leaving a balance of funds still committed but not paid into the partnership of $43,750. The Partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity, equity-related and other securities issued in expansion financing, start-ups, buy-outs, and recapitalization transactions relating to companies in the areas of insurance, financial services, e-commerce, healthcare and related businesses, in order to realize long-term capital returns, all as determined and managed by the General Partner for the benefit of the Partners.

 8.	On February 10, 2000 the Massachusetts Division of Insurance placed
Trust Insurance Company ("Trust") in rehabilitation.  At December 31,
1999, Trust was the ninth largest writer of private passenger automobile insurance in Massachusetts, with an approximate 5% market share. On May 10, 2000, the Massachusetts Commissioner of Insurance ("Commissioner") filed a "Motion for order approving cancellation of policies" with the Supreme Judicial Court for Suffolk County. This motion indicates that "there is substantial risk that Trust Insurance may be insolvent" and further asks the court that Trust's "insurance exposures be promptly terminated, their liabilities runoff and their true financial condition thereby determined". Based on this motion, all of Trust's remaining
36,000 homeowner policies and 99,300 personal automobile policies were set for cancellation effective August 1, 2000 and October 1, 2000, respectively. On July 27, 2000, the court ruled that Trust is insolvent. Although the Company is unable to determine the overall effect that this event may have on the consolidated operating and financial position of the Company, the Company has established a $3 million valuation allowance reflecting the potential uncollectability of a portion of the Company's receivables for assumed reinsurance and subrogation. At this point in time, based on the best available information, the Company expects to be able to recover 75% of its affected receivables associated with this insolvency.

9.	Effective July 1, 2000, the Company changed its annual occurrence and aggregate annual reinsurance recovery limits on its quota share reinsurance treaty, from 350%/450% of ceded quota share premiums, respectively, to 250%/350% of ceded quota share premiums. This change was made after consultation with the Company's reinsurers and based upon recent catastrophe modeling performed on the Company's risks. The modeling indicated that a lower threshold was warranted. Based on this change, the Company will have no reinsurance recoveries for a single event catastrophe in excess of a total loss of approximately $212.5 million. Prior to the change this figure was $297.5 million.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and
Other Information)
(continued)


10. Disclosure of Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income:


                                                                   Six Months Ended
                                                                      June 30,
                                                                   2000      1999
      Net earnings..........................................    $ 41,250   $ 37,473
      Other comprehensive income (loss), net of taxes
       (tax benefits):
        Change in unrealized gains (losses), net of
         income taxes (benefits) of $5,732 in 2000
         and ($10,373) in 1999..............................      10,645    (19,264)
        Reclassification adjustment, net of income taxes
         (benefits) of $425 in 2000 and ($4,634) in 1999....         790     (8,606)
      Other comprehensive income (loss).....................      11,435    (27,870)
      Comprehensive income..................................    $ 52,685   $  9,603


                                                                   Three Months Ended
                                                                       June 30,
                                                                   2000      1999
      Net earnings..........................................    $ 20,128   $ 22,792
      Other comprehensive income (loss), net of taxes
       (tax benefits):
        Change in unrealized gains (losses), net of
         income taxes (benefits) of $3,393 in 2000
         and ($105) in 1999.................................       6,302       (195)
        Reclassification adjustment, net of income taxes
         (benefits) of $1,469 in 2000 and ($4,288) in 1999..         955     (7,964)
      Other comprehensive income (loss).....................       7,257     (8,159)
      Comprehensive income..................................    $ 27,385   $ 14,633

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

11.   Disclosure of Statement of Financial Accounting Standards No. 131 -
Disclosures about Segments of an Enterprise and Related Information:

                                                           Earnings Before
                                                           Income Taxes and   Identifiable
                                                 Revenue   Minority Interest     Assets

Six Months Ended June 30, 2000
  Property and casualty insurance
    Massachusetts......................         $453,378       $ 43,688       $ 1,682,756
    Other than Massachusetts...........           59,024          2,133           234,130
  Real estate and commercial lending...            3,701          2,930            74,555
  Corporate and other..................              444           (446)            4,932
     Consolidated......................         $516,547       $ 48,305       $ 1,996,373


Six Months Ended June 30, 1999

  Property and casualty insurance
    Massachusetts......................         $421,259       $ 40,856       $ 1,606,678
    Other than Massachusetts...........           53,434            454           241,311
  Real estate and commercial lending...            2,672          2,672            70,876
  Corporate and other..................            1,143            121             4,646
     Consolidated......................         $478,508       $ 44,103       $ 1,923,511


                                                           Earnings Before
                                                           Income Taxes and   Identifiable
                                                 Revenue   Minority Interest     Assets

Three Months Ended June 30, 2000
  Property and casualty insurance
    Massachusetts......................         $229,776       $ 23,813       $ 1,682,756
    Other than Massachusetts...........           29,335         (1,714)          234,130
  Real estate and commercial lending...            1,940          1,940            74,555
  Corporate and other..................                3           (594)            4,932
     Consolidated......................         $261,054       $ 23,445       $ 1,996,373


Three Months Ended June 30, 1999

  Property and casualty insurance
    Massachusetts......................         $218,044       $ 27,235       $ 1,606,678
    Other than Massachusetts...........           30,854         (1,557)          241,311
  Real estate and commercial lending...            1,319          1,319            70,876
  Corporate and other..................              545           (349)            4,646
     Consolidated......................         $250,762       $ 26,648       $ 1,923,511

	The acquisition of American Commerce Insurance Company ("American Commerce"),
on January 29, 1999, resulted in an additional property and casualty insurance segment entitled "Other than Massachusetts" beginning with the first quarter ended March 31, 1999.  The 1999 "Other than Massachusetts" six month numbers include the five month results of American Commerce.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and
Other Information)
(continued)

12.   Disclosure of Supplemental Information:


OTHER INFORMATION:
                                                                   June 30,
                                                                2000      1999
  Massachusetts policies in force
    Private passenger automobile.........................     630,667    606,217
    Homeowners...........................................     126,879    122,705
    Commercial automobile................................      15,505     14,317

                                                              Three Months Ended
                                                                    June 30,
                                                                2000      1999
OTHER EARNINGS STATEMENT INFORMATION:
  Premiums earned by Massachusetts subsidiaries
    Private passenger automobile.........................   $ 192,566  $ 175,187
    Homeowners...........................................   $   4,178  $   4,101
    Commercial automobile................................   $   9,558  $   9,618
    Other lines..........................................   $     914  $     915
  Premiums earned by subsidiaries in other states........   $  25,564  $  27,605
         Total...........................................   $ 232,780  $ 217,426

  Net investment income, after tax.......................   $  19,968  $  18,639

  Pure loss ratios of Massachusetts subsidiaries
    Private passenger automobile.........................        68.2%      69.7%
    Homeowners (gross of reinsurance)....................        40.2%      24.1%
    Commercial automobile................................        58.4%      50.8%
  Pure loss ratios of subsidiaries in  other states......        64.9%      64.1%

  Massachusetts private passenger automobile
   exposures written.....................................     206,855    189,433

  Massachusetts private passenger automobile
    premiums written.....................................   $ 200,430  $ 172,966

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and
Other Information)
(continued)


12.   Disclosure of Supplemental Information (continued):



                                                                Six Months Ended
                                                                   June 30,
                                                                2000      1999
OTHER EARNINGS STATEMENT INFORMATION:
  Premiums earned by Massachusetts subsidiaries
    Private passenger automobile.........................   $ 379,251  $ 343,801
    Homeowners...........................................   $   8,487  $   8,252
    Commercial automobile................................   $  18,761  $  18,794
    Other lines..........................................   $   1,826  $   1,768
  Premiums earned by subsidiaries in other states........   $  51,762  $  47,793*
         Total...........................................   $ 460,087  $ 420,408

  Net investment income, after tax.......................   $  38,931  $  36,882

  Pure loss ratios of Massachusetts subsidiaries
    Private passenger automobile.........................        68.3%      69.5%
    Homeowners (gross of reinsurance)....................        43.5%      35.4%
    Commercial automobile................................        61.8%      62.7%
  Pure loss ratios of subsidiaries in  other states......        62.4%      62.1%*

  Massachusetts private passenger automobile
   exposures written.....................................     486,303    466,153

  Massachusetts private passenger automobile
    premiums written.....................................   $ 446,350  $ 401,516

  * Includes five month results of American Commerce since the January 29, 1999 acquisition.


13.	Common Stocks

	The cost and approximate fair market value of common stocks at June 30, 2000 and December 31, 1999, were as follows:


                                             June 30, 2000              December 31, 1999
                                                    Fair Market                   Fair Market
                                          Cost         Value            Cost         Value
  Investments in closed-end
    preferred stock mutual funds.....  $ 311,517     $ 272,908       $ 267,956     $ 224,120
  Investments in other equities......     81,543        80,862          83,984        77,347
                Total common stocks..  $ 393,060     $ 353,770       $ 351,940     $ 301,467

MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended June 30, 2000 compared to three months ended June 30, 1999
(Thousands of Dollars Except Per Share Data)


Premiums

	The following table compares direct premiums written, net premiums written and earned premiums for the three months ended June 30, 2000 and 1999:


(Dollars in thousands)
                                                       Three Months Ended June 30,
                                                  2000       1999      Change    % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts........  $206,063   $177,453   $ 28,610     16.1%
  Personal Automobile in All Other States.....    23,873     23,872          1      -
  Commercial Automobile in Massachusetts......    10,507      8,216      2,291     27.9
  Homeowners in Massachusetts.................    16,736     15,998        738      4.6
  Homeowners in All Other States..............     4,351      4,092        259      6.3
  Other Lines in Massachusetts................     4,080      3,476        604     17.4
  Other Lines in All Other States.............       114         76         38     50.0
     Total Direct Premiums Written............  $265,724   $233,183   $ 32,541     14.0%

Net Premiums Written:
  Direct Premiums.............................  $265,724   $233,183   $ 32,541     14.0%
  Assumed Premiums from C.A.R.................    18,341     24,416     (6,075)   (24.9)
  Ceded Premiums to C.A.R.....................   (17,841)   (17,310)      (531)     3.1
  Ceded Premiums to Other than C.A.R..........   (18,499)   (14,291)    (4,208)    29.4
     Total Net Premiums Written...............  $247,725   $225,998   $ 21,727      9.6%

Earned Premiums:
  Personal Automobile in Massachusetts........  $173,058   $154,314   $ 18,744     12.1%
  Personal Automobile in All Other States.....    24,586     24,134        452      1.9
  Commercial Automobile.......................     7,772      7,216        556      7.7
  Homeowners in Massachusetts.................     4,177      4,130         47      1.1
  Homeowners in All Other States..............       958      3,382     (2,424)   (71.7)
  Other Lines in Massachusetts................       840        844         (4)    (0.5)
  Other Lines in All Other States.............        19         89        (70)   (78.7)
  Assumed Premiums from C.A.R.................    21,295     23,246     (1,951)    (8.4)
  Assumed Premiums from Other than C.A.R......        75         71          4      5.6
     Total Earned Premiums....................  $232,780   $217,426   $ 15,354      7.1%

  Earned Premiums in Massachusetts............  $185,847   $166,504   $ 19,343     11.6%
  Earned Premiums-Assumed.....................    21,370     23,317     (1,947)    (8.4)
  Earned Premiums in All Other States.........    25,563     27,605     (2,042)    (7.4)
     Total Earned Premiums....................  $232,780   $217,426   $ 15,354      7.1%

The Commerce Group, Inc. and Subsidiaries

	The $28,610 or 16.1% increase in Massachusetts personal automobile direct premiums written during the second quarter of 2000 resulted primarily from increases of 9.2% and 11.2% in the number of Massachusetts personal automobile exposures for liability and physical damage coverage, respectively, coupled with increases of 7.9% and 1.3% in the average premium rate per exposure for Massachusetts personal automobile liability and physical damage exposures, respectively.

The increase in Massachusetts personal automobile exposures, as depicted in Note 11 of the Notes to Unaudited Consolidated Financial Statements, is primarily attributable to increased business resulting from the insolvency of
another Massachusetts insurer.   The average premium per exposure percentage
changes for the second quarter of 2000 were primarily the result of rate modifications in the individual coverage components in the 2000 state mandated average rate increase, combined with changes in the Company's safe driver rate deviations. The combination of these factors resulted in a 6.1% increase in the average personal automobile premium per exposure for the second quarter of 2000 as compared to 8.9% during the second quarter of 1999. Despite the 2000 state mandated average rate increase of only 0.7%, the Company's increase in the average personal automobile premium per exposure was primarily due to the above noted changes coupled with the fact that the rate decision does not anticipate purchases of new automobiles in the year in which the rate decision applies and the Company's mix of personal automobile business differs from that of the industry. In 2000, the Company offered its customers safe driver deviations of 6.0% to drivers with SDIP classifications of Step 9 and 2.0% for Step 10 (8.0% for Step 9 and 3.0% for Step 10 in 1999).

	The AAA affinity group discount for 2000 was established at 6.0% which was unchanged from 1999. In 2000, for drivers who qualify, the Company's AAA affinity group discount and safe driver deviations can be combined for up to an 11.6% reduction (13.5% in 1999) from state mandated rates.


	Other states personal automobile direct premiums written increased $1 during the second quarter of 2000 as compared to the same period in 1999. Personal automobile direct premiums written by American Commerce, located in Columbus, Ohio, for the second quarter of 2000 decreased $630 or 3.3% to $18,203 as compared to $18,833 for the same period a year ago. Personal automobile direct premiums written for Commerce West Insurance Company ("Commerce West"), located in Pleasanton, California, increased $631 or 12.5% to $5,670 during the second quarter of 2000 as compared to $5,039 during the same period a year ago. Both American Commerce and Commerce West write predominantly personal automobile insurance. American Commerce writes personal automobile insurance in 24 states while Commerce West writes personal automobile insurance in the state of California. Both companies target preferred insurance risks, however Commerce West has initiated a non-standard auto product which is the prime reason for their growth.

	Direct premiums written for Massachusetts commercial automobile insurance increased by $2,291 or 27.9%, due primarily to an increase of approximately 17.1% in the number of policies written and by a 9.2% increase in the average commercial automobile premium per policy. The increase is primarily attributable to increased business resulting from the insolvency of another Massachusetts insurer mentioned earlier.

	Direct premiums written for Massachusetts homeowners insurance increased by $738, or 4.6% due primarily to a 10.0% increase in the number of policies written offset by a 5.4% decrease in the average premium per policy. Other state homeowners insurance written by American Commerce increased $259 or 6.3% to $4,351 primarily as the result of a 5.8% increase in homeowner policies and a 0.1% increase in the average premium per policy.

The Commerce Group, Inc. and Subsidiaries

The $21,727 or 9.6% increase in net premiums written was due to the growth in direct premiums written as described above offset primarily by an increase to premiums ceded to reinsurers other than the Commonwealth Automobile Reinsurers ("C.A.R.") and by a decrease of premiums assumed from C.A.R. Premiums ceded to reinsurers other than C.A.R. during the second quarter of 2000 increased $4,208 or 29.4% as compared to the second quarter of 1999 primarily as a result of American Commerce joining the quota-share reinsurance program effective January 1, 2000. An unearned premium transfer of approximately $6.0 million occurred effective January, 2000. Of the $21,727 increase in net premiums written, $24,725 was associated with Massachusetts business.

	The $15,354 or 7.1% increase in earned premiums during the second quarter of 2000 as compared to the second quarter of 1999 was primarily attributable to increases to the average rates per exposure for Massachusetts personal automobile liability and physical damage, coupled with smaller increases in exposures written, mentioned previously. This resulted in a $19,343 or 11.6%, increase for Massachusetts earned premiums. The remaining components were a $1,951 or 8.4% decrease in earned premiums assumed from C.A.R., a $4 or 5.6% increase in earned premiums assumed from ANI and Fair Plan, a $2,245 or 10.1% decrease attributable to American Commerce and an increase of $203 or 3.8% in earned premiums from Commerce West.


Investment Income

	Net investment income is affected primarily by the composition of the Company's investment portfolio. The following table summarizes the composition of the Company's investment portfolio, at cost, at June 30, 2000 and 1999:

Investments, at cost                                          June 30,
(Dollars in thousands)                                      % of                  % of
                                                 2000      Invest.     1999      Invest.
   Fixed maturities (GNMA & FNMA mortgage-
     backed bonds, Corporate bonds, U.S.
     Treasury bonds and notes and Tax-
     exempt state and municipal bonds)......    $  648,794    47.3%   $  691,300    52.6%

   Preferred stocks.........................       230,378    16.8       224,104    17.1

   Investments in closed-end
     preferred stock mutual funds...........       311,517    22.7       208,104    15.8
   Other equity securities..................        81,543     6.0        89,469     6.8
       Total common stocks..................       393,060    28.7       297,573    22.6
       Total equities.......................       623,438    45.5       521,677    39.7

   Mortgages and collateral loans (net of
     allowance for possible loan losses)....        74,104     5.4        70,395     5.3
   Cash and short-term investments..........         3,194     0.2        19,296     1.5
   Other investments........................        22,434     1.6        11,294     0.9
       Total investments....................    $1,371,964   100.0%   $1,313,962   100.0%

The Company's investment strategy is to maximize after-tax investment income through high quality securities coupled with acquiring equity investments which may forgo current investment yield in favor of potential higher yielding future capital appreciation.

The Commerce Group, Inc. and Subsidiaries

	As depicted in the accompanying table, second quarter 2000 net investment income increased $1,736 or 7.8%, compared to the same period in 1999, principally as a result of an increase in average invested assets (at cost). Net investment income as a percentage of total average investments was 6.8% in the second quarter of both 2000 and 1999. Net investment income after tax as a percentage of total average investments was 5.7% and 5.6% in both the second quarter of 2000 and 1999, respectively.

Investment Return                                     Quarter Ending June 30,
(Dollars in thousands)                              2000                  1999
   Average month-end investments (at cost)...   $1,375,137            $1,292,670
   Net investment income.....................       24,056                22,320
   Net investment income after-tax...........       19,968                18,639
   Net investment income as a percentage
     of average net investments (at cost)....          7.0%                  6.9%
   Net investment income after-tax as a
     percentage of average net
     investments (at cost)...................          5.8%                  5.8%

Amortization of Excess of Book Value of Subsidiary Interest over Cost

	As a result of the acquisition of American Commerce, the amount representing the excess of the fair value of the net assets acquired over the purchase price at January 29, 1999 was $16,465. The amount is being amortized into revenue on a straight-line basis over a five-year period. The amount amortized into revenue increased $79 or 10.3% in the second quarter of 2000 to $847 as compared to $768 in the same period in 1999. The increase is primarily attributable to minor adjustments in the purchase price utilized in the calculation allowable up to, but not exceeding, one year following the completion of the acquisition.


Investment Gains and Losses

	Net realized investment losses totaled $386 during the second quarter of 2000 as compared to net realized investment gains of 6,565 during the same period in 1999. A significant portion of the net realized losses in 2000 was the result of sales of preferred stocks, non-taxable bonds, and the maturity of Government National Mortgage Association ("GNMA") mortgage backed bonds offset by slight gains attributable to mortgage activity. Net realized gains during the second quarter of 1999 were primarily the result of sales of common stock, offset by small net realized losses in the sales of non-taxable bonds and the maturity of GNMA's.

The Commerce Group, Inc. and Subsidiaries

Loss and Loss Adjustment Expenses

	Losses and loss adjustment expenses ("LAE") incurred increased $16,131 or 9.8% during the second quarter of 2000 as compared to the same period a year ago. The increase was attributable to higher incurred losses on Massachusetts business, which was the direct result of the increased personal automobile direct premiums earned discussed earlier and increased computer services expenses offset by a decrease in losses and LAE assumed from C.A.R. and an increase in reinsurance recoveries. Losses and LAE incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") increased to 77.7% for the second quarter of 2000 compared to 75.6% for the second quarter of 1999. The slight increase in the loss ratio was primarily due to an additional $3 million established as a valuation allowance due to the insolvency of another Massachusetts insurer coinciding with the reduction in the second quarter 1999 computer services expenses which resulted from the termination of a contract for software development with an outside vendor.
The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on Massachusetts personal automobile was 68.2% for the second quarter of 2000 compared to 69.7% for the same period a year ago. The commercial automobile pure loss ratio increased to 58.4% during the second quarter 2000 as compared to 50.8% for the same period a year ago. This increase was primarily due to worse experience in the business assumed from C.A.R. during this period. For homeowners (gross of reinsurance), the pure loss ratio was 34.6% during the second quarter of 2000 as compared to 29.4% for the same period a year ago. This increase was primarily the result of fewer redundancies recognized in the liability portion of the homeowner business. Pure loss ratios of subsidiaries in other states increased to 64.9% during the second quarter of 2000 as compared to 64.1% for the same period a year ago.

Policy Acquisition Costs

	Policy acquisition costs expensed decreased by $2,636, or 4.4% during the second quarter of 2000 as compared to the same period a year ago. As a percentage of net premiums written, underwriting expenses for the insurance companies (on statutory basis) decreased to 23.7% for the second quarter of 2000 as compared to 25.8% for the same period a year ago. The decrease was primarily attributable to lower direct commission expense, as a percentage of net premiums written, associated with a decrease in Massachusetts mandated minimum commissions and a $3,000 decrease in the provision for accrued contingent commissions for the second quarter of 2000 as compared to the same period a year ago.

Income Taxes

	The Company's effective tax rate was 15.9% for the second quarter of 2000 as compared to 16.1% for the same period a year ago. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends received deduction. The lower effective tax rate for the second quarter of 2000 was the result of the tax exempt interest and the dividends received deduction comprising a greater portion of earnings before taxes.

Minority Interest

	As a result of the joint venture with AAA Southern New England ("AAA SNE") and the acquisition of American Commerce, the Company's interest in ACIC Holding Co., Inc., through Commerce, a wholly-owned subsidiary of Commerce Holdings, Inc. ("Commerce Holdings"), is represented by ownership of 80% of the outstanding shares of common stock at June 30, 2000. AAA SNE maintains a 20% common stock ownership. The minority interest of $404 included in these consolidated financial statements for the second quarter of 2000 represents 20% of the net loss during the second quarter for ACIC Holding Co., Inc. which is calculated after the $2,250 preferred stock dividend was paid to Commerce.

The Commerce Group, Inc. and Subsidiaries

Net Earnings

	Net earnings decreased $2,664, or 11.7% to $20,128, during the second quarter of 2000 as compared to $22,792 for the same period a year ago. Operating earnings, which exclude the after-tax impact of net realized investment gains, increased $1,854 or 10.0% to $20,379 ($0.59 per share) during the second quarter of 2000 as compared to $18,525 ($0.53 per share) for the same period a year ago, both as a result of the factors previously mentioned.

The Commerce Group, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS

Six months ended June 30, 2000 compared to six months ended June 30, 1999
(Thousands of Dollars Except Per Share Data)


Premiums

	The following table compares direct premiums written, net premiums written and earned premiums for the six months ended June 30, 2000 and 1999:


(Dollars in thousands)
                                                        Six Months Ended June 30,
                                                  2000       1999      Change    % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts........  $454,854   $408,438   $ 46,416     11.4%
  Personal Automobile in All Other States.....    50,442     43,386      7,056     16.3
  Commercial Automobile in Massachusetts......    22,321     20,083      2,238     11.1
  Homeowners in Massachusetts.................    28,944     28,054        890      3.2
  Homeowners in All Other States..............     7,970      6,394      1,576     24.7
  Other Lines in Massachusetts................     7,422      6,638        784     11.8
  Other Lines in All Other States.............       227        142         85     59.9
     Total Direct Premiums Written............  $572,180   $513,135   $ 59,045     11.5%

Net Premiums Written:
  Direct Premiums.............................  $572,180   $513,135   $ 59,045     11.5%
  Assumed Premiums from C.A.R.................    40,860     47,093     (6,233)   (13.2)
  Ceded Premiums to C.A.R.....................   (35,424)   (33,730)    (1,694)     5.0
  Ceded Premiums to Other than C.A.R..........   (37,957)   (25,981)   (11,976)    46.1
     Total Net Premiums Written...............  $539,659   $500,517   $ 39,142      7.8%

Earned Premiums:
  Personal Automobile in Massachusetts........  $341,409   $306,083   $ 35,326     11.5%
  Personal Automobile in All Other States.....    49,548     42,175      7,373     17.5
  Commercial Automobile.......................    15,220     14,409        811      5.6
  Homeowners in Massachusetts.................     8,489      8,281        208      2.5
  Homeowners in All Other States..............     2,172      5,529     (3,357)   (60.7)
  Other Lines in Massachusetts................     1,682      1,644         38      2.3
  Other Lines in All Other States.............        41         89        (48)   (53.9)
  Assumed Premiums from C.A.R.................    41,382     42,073       (691)    (1.6)
  Assumed Premiums from Other than C.A.R......       144        125         19     15.2
     Total Earned Premiums....................  $460,087   $420,408   $ 39,679      9.4%

  Earned Premiums in Massachusetts............  $366,800   $330,417   $ 36,383     11.0%
  Earned Premiums-Assumed.....................    41,526     42,198       (672)    (1.6)
  Earned Premiums in All Other States.........    51,761     47,793      3,968      8.3
     Total Earned Premiums....................  $460,087   $420,408   $ 39,679      9.4%

  * Includes five month results of American Commerce since the January 29, 1999 acquisition.

The Commerce Group, Inc. and Subsidiaries

	The $46,416 or 11.4% increase in Massachusetts personal automobile direct premiums written resulted primarily from increases of 4.3% and 6.1%, in the number of Massachusetts personal automobile exposures for liability and physical damage coverage, respectively, coupled with increases of 7.9% and 2.6% in the average premium rate per exposure for Massachusetts personal automobile liability and physical damage exposures, respectively. The components of these changes were as follows:

                                         % of Company Direct
     Coverage Type                      Premiums Written (1)    Rate Change (2)
     Liability:
       Bodily Injury.................        35.7%                    1.3%
       Personal Injury Protection....         6.9                     6.9
       Property Damage to Others.....        21.2                    21.5

           Total Liability...........        63.8                     7.9

     Physical Damage:
       Collision.....................        23.9                     2.4
       Comprehensive.................        12.3                     2.8

           Total Physical Damage.....        36.2                     2.6

           Total.....................       100.0%                    6.6%

   (1) Represents the percentage of the Company's total direct private passenger automobile premiums written in Massachusetts through June 30, 2000.
   (2) Represents the change in the 2000 six month average rate per exposure from the 1999 six month average rate charged by the Company for Massachusetts private passenger automobile premiums through June 30 of each year.


The increase in Massachusetts personal automobile exposures, as depicted in Note 11 of Notes to Unaudited Consolidated Financial Statements, is primarily attributable to increased business resulting from the insolvency of another Massachusetts insurer. The above percentage changes for the first six months of 2000 were primarily the result of rate modifications in the individual coverage components in the 2000 state mandated average rate increase, combined with changes in the Company's safe driver rate deviations. The combination of these factors resulted in a 6.6% increase in the average personal automobile premium per exposure for the six months of 2000 as compared to 8.8% during the first six months of 1999. Despite the 2000 state mandated average rate increase of only 0.7%, the Company's increase in the average personal automobile premium per exposure was primarily due to the above noted changes coupled with the fact that the rate decision does not anticipate purchases of new automobiles in the year in which the rate decision applies and the Company's mix of personal automobile business differs from that of the industry. In 2000, the Company offered its customers safe driver deviations of 6.0% to drivers with SDIP classifications of Step 9 and 2.0% for Step 10 (8.0% for Step 9 and 3.0% for Step 10 in 1999).

	The AAA affinity group discount for 2000 was established at 6.0% which was unchanged from 1999. In 2000, for drivers who qualify, the Company's AAA affinity group discount and safe driver deviations can be combined for up to an 11.6% reduction (13.5% in 1999) from state mandated rates.

The Commerce Group, Inc. and Subsidiaries

	The $7,056 or 16.3% increase in other states personal automobile direct premiums written was primarily attributable to American Commerce whose year to date 2000 results reflect a full six months as compared to five months in 1999. Personal automobile direct premiums written by American Commerce for the first six months of 2000 were $38,441 as compared to $32,366 for the five month period ended June 30, 1999. Personal automobile direct premiums written for Commerce West increased $981 or 8.9% to $12,001 during the first six months of 2000 as compared to $11,020 during the same period a year ago. Both American Commerce and Commerce West write predominantly personal automobile insurance. American Commerce writes personal automobile insurance in 24 states while Commerce West writes personal automobile insurance in the state of California. Both companies target preferred insurance risks, however Commerce West has initiated a non-standard auto product which is the prime reason for their growth.

	Direct premiums written for Massachusetts commercial automobile insurance increased by $2,238 or 11.1%, due primarily to an increase of approximately 8.7% in the number of policies written and by a 2.2% increase in the average commercial automobile premium per policy.

	Direct premiums written for Massachusetts homeowners insurance, increased by $890, or 3.2% due primarily to an 8.3% increase in the number of policies written offset by a 5.0% decrease in the average premium per policy. The $1,576 increase in other states homeowners insurance was primarily the result of American Commerce premiums being written for six months in 2000 versus five months in 1999.

	The $39,142 or 7.8% increase in net premiums written was due to the growth in direct premiums written as described above offset primarily by an increase to premiums ceded to reinsurers other than the Commonwealth Automobile Reinsurers ("C.A.R."). Premiums ceded to reinsurers other than C.A.R. during the first six months of 2000 increased $11,976 or 46.1% as compared to the first six months of 1999 as a result of American Commerce joining the quota-share reinsurance program effective January 1, 2000. An unearned premium transfer of approximately $6.0 million occurred effective January, 2000.

	The $39,679 or 9.4% increase in earned premiums during the six months of 2000 as compared to the first six months of 1999 was primarily attributable to increases to the average rates per exposure coupled with the increases to exposures for Massachusetts personal automobile liability and physical damage, mentioned previously. This resulted in a $36,383 or 11.0%, increase for Massachusetts earned premiums. The remaining increases were attributable to $19 or 15.2% increase in earned premiums assumed from ANI and Fair Plan and a $4,018 or 10.9% increase attributable to American Commerce. The increases were offset by decreases of $50 or 0.5% in earned premiums from Commerce West. The increase in earned premiums for American Commerce is primarily attributable to the six months results in 2000 versus the five month results in 1999, net of the effects of reinsurance.

The Commerce Group, Inc. and Subsidiaries

Investment Income

	Net investment income is affected primarily by the composition of the Company's investment portfolio. The following table summarizes the composition of the Company's investment portfolio, at cost, at June 30, 2000 and 1999:


Investments, at cost                                          June 30,
(Dollars in thousands)                                      % of                  % of
                                                 2000      Invest.     1999      Invest.
   Fixed maturities (GNMA & FNMA mortgage-
     backed bonds, Corporate bonds, U.S.
     Treasury bonds and notes and Tax-
     exempt state and municipal bonds)......    $  648,794    47.3%   $  691,300    52.6%

   Preferred stocks.........................       230,378    16.8       224,104    17.1

   Investments in closed-end
     preferred stock mutual funds...........       311,517    22.7       208,104    15.8
   Other equity securities..................        81,543     6.0        89,469     6.8
       Total common stocks..................       393,060    28.7       297,573    22.6
       Total equities.......................       623,438    45.5       521,677    39.7

   Mortgages and collateral loans (net of
     allowance for possible loan losses)....        74,104     5.4        70,395     5.3
   Cash and short-term investments..........         3,194     0.2        19,296     1.5
   Other investments........................        22,434     1.6        11,294     0.9
       Total investments....................    $1,371,964   100.0%   $1,313,962   100.0%

	The Company's investment strategy is to maximize after-tax investment income through high quality securities coupled with acquiring equity investments which may forgo current investment yield in favor of potential higher yielding future capital appreciation.

	As depicted in the accompanying table, six month 2000 net investment income increased $3,758 or 8.7%, compared to the same period in 1999, principally as a result of an increase in average invested assets (at cost). Net investment income as a percentage of total average investments was 6.7% in the first six months of both 2000 and 1999. Net investment income after tax as a percentage of total average investments was 5.5% in the first six months of 2000 and 5.6% in the same period of 1999.

Investment Return                                           At June 30,
(Dollars in thousands)                             2000                  1999
   Average month-end investments (at cost)..    $1,366,859            $1,267,151
   Net investment income....................        46,888                43,130
   Net investment income after-tax..........        38,931                35,946
   Net investment income as a percentage
     of average net investments (at cost)...           6.9%                  6.8%
   Net investment income after-tax as a
     percentage of average net
     investments (at cost)..................           5.7%                  5.7%

The Commerce Group, Inc. and Subsidiaries

Amortization of Excess of Book Value of Subsidiary Interest over Cost

	As a result of the acquisition of American Commerce, the amount representing the excess of the fair value of the net assets acquired over the purchase price at January 29, 1999 was $16,465. The amount is being amortized into revenue on a straight-line basis over a five-year period. The amount amortized into revenue increased $413 or 32.2% in the first six months of 2000 to $1,695 as compared to the same period in 1999. The increase is partially attributable to the six months of amortization during the first half of 2000 versus the five months of amortization during the first half of 1999 and due to minor adjustments in the purchase price utilized in the calculation allowable up to, but not exceeding, one year following the completion of the acquisition.


Investment Gains and Losses

	Net realized investment gains totaled $328 during the first six months of 2000 as compared to net realized investment gains of $6,145 during the same period in 1999. A significant portion of the net realized gains in 2000 was the result of sales of preferred stocks and mortgage activity partially offset by net realized losses on the sale of non-taxable bonds and on the maturity of GNMA's. Net realized gains during the six months quarter of 1999 were primarily the result of sales of common stock offset by losses in the sales of non-taxable bonds, preferred stock, and on the maturity of GNMA's.


Loss and Loss Adjustment Expenses

	Losses and loss adjustment expenses ("LAE") incurred increased $34,145 or 10.7% during the first six months of 2000 as compared to the same period a year ago. The increase was attributable to higher incurred losses on Massachusetts business, which was the direct result of the increased personal automobile earned premiums discussed earlier, and increased computer services expenses offset by a decrease in losses and LAE assumed from C.A.R. Losses and LAE incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") increased to 76.8% for the first six months of 2000 compared to 76.1% for the first six months of 1999. The slight increase in the loss ratio was primarily due to an additional $3 million established as a valuation allowance due to the insolvency of another Massachusetts insurer, contrasted with the reduction in six month 1999 computer services expenses which resulted from the termination of a contract for software development with an outside vendor. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on Massachusetts personal automobile was 68.3% for the first six months of 2000 compared to 69.5% for the same period a year ago. This slight decrease was primarily due to additional earned premium per exposure offset by higher physical damage losses. The commercial automobile pure loss ratio decreased to 61.8% during the first six months of 2000 as compared to 62.7% for the same period a year ago. For homeowners (gross of reinsurance), the pure loss ratio was 39.6% during the first six months of 2000 as compared to 35.4% for the same period a year ago. Pure loss ratios of subsidiaries in other states increased to 62.4% during the first six months of 2000 as compared to 62.1% for the same period a year ago.

The Commerce Group, Inc. and Subsidiaries

Policy Acquisition Costs

	Policy acquisition costs expensed decreased by $308, or 0.2% during the first six months of 2000 as compared to the same period a year ago. As a percentage of net premiums written, underwriting expenses for the insurance companies (on statutory basis) decreased to 23.1% for the first six months of 2000 as compared to 25.5% for the same period a year ago. The decrease was primarily attributable to lower direct commission expense, as a percentage of net premiums written, associated with a decrease in Massachusetts mandated minimum commissions and a $6,500 decrease in the provision for accrued contingent commissions for the first six months of 2000 as compared to the same period a year ago.

Income Taxes

	The Company's effective tax rate was 15.2% for the first six months of 2000 as compared to 16.0% for the same period a year ago. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends received deduction. The lower effective tax rate for the first six months of 2000 was the result of the tax exempt interest and the dividends received deduction comprising a greater portion of earnings before taxes.

Minority Interest

	As a result of the joint venture with AAA Southern New England ("AAA SNE") and the acquisition of American Commerce, the Company's interest in ACIC Holding Co., Inc., through Commerce, a wholly-owned subsidiary of Commerce Holdings, Inc. ("Commerce Holdings"), is represented by ownership of 80% of the outstanding shares of common stock at June 30, 2000. AAA SNE maintains a 20% common stock ownership. The minority interest of $290 included in these consolidated financial statements for the first six months of 2000 represents 20% of the net losses for ACIC Holding Co., Inc. which is calculated after the $4,500 preferred stock dividend was paid to Commerce.


Net Earnings

	Net earnings increased $3,777, or 10.1% to $41,250, during the first six months of 2000 as compared to $37,473 for the same period a year ago. Operating earnings, which exclude the after-tax impact of net realized investment gains, increased $7,558, or 22.6% to $41,037 ($1.20 per share) during the first six months of 2000 as compared to $33,479 ($0.95 per share) for the same period a year ago, both as a result of the factors previously mentioned.

The Commerce Group, Inc. and Subsidiaries

Liquidity and Capital Resources

	The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page 3 and the Consolidated Statements of Cash Flows on pages 5 and 6. Stockholders' equity increased by $27,903, or 4.3%, during the first six months of 2000 as compared to December 31, 1999. The increase resulted from $41,250 in net earnings and by changes in other comprehensive income, net of income taxes, on fixed maturities and preferred and common stocks of $11,435, offset by dividends paid to stockholders of $19,489 and Treasury Stock purchased of $5,293. Total assets at June 30, 2000 increased $124,901, or 6.7% to $1,996,373 as compared to total assets of $1,871,472 at December 31, 1999. The majority of this growth is reflected in an increase of invested assets, at market value, of $37,657 or 3.0%, of $63,920 or 32.8% in premiums receivable, a $10,095 or 10.2% increase in deferred policy acquisition costs, a $15,528 or 32.1% increase in receivable from reinsurers offset by a $2,299 or 0.9% decrease in all other assets combined. The increase to premiums receivable is attributable to increased Massachusetts business. The increase in invested assets is attributable to increases to the Company's holdings of closed-end preferred stock mutual funds as shown in the table below.

	The Company's investment portfolio, at market, is shown on the following table as of June 30, 2000 and December 31, 1999 (for investments, at cost, refer to the table found on page 14):

                                                     June 30,          December 31,
Investments, at market                                     % of                  % of
(Dollars in thousands)                           2000      Invest.     1999      Invest.
   Fixed maturities (GNMA & FNMA mortgage-
     backed bonds Corporate bonds, U.S.
     Treasury bonds and notes Tax-
     exempt state and municipal bonds)....    $  641,497    49.1%   $  647,338    51.0%

   Preferred stocks.......................       210,310    16.1       211,049    16.6

   Investment in closed-end
     preferred stock mutual funds.........       272,908    20.9       224,120    17.7
   Other equity securities................        80,862     6.2        77,347     6.1
       Total common stocks................       353,770    27.1       301,467    23.8
       Total equities.....................       564,080    43.2       512,516    40.4

   Mortgages and collateral loans (net of
     allowance for possible loan losses)..        74,104     5.7        72,451     5.7
   Cash and short-term investments........         3,194     0.2        22,535     1.8
   Other investments......................        23,761     1.8        14,139     1.1
       Total investments..................    $1,306,636   100.0%   $1,268,979   100.0%

The Commerce Group, Inc. and Subsidiaries

	The Company's fixed maturity portfolio is comprised of GNMAs and FNMA mortgage backed bonds (12.3%), municipal bonds (78.5%), corporate bonds (8.7%) and U.S. Treasury bonds (0.5%). As of June 30, 2000, the book value of the Company's fixed maturity portfolio exceeded its market value by $7,297 ($4,743 after taxes, or $0.14 per share). The cost of the Company's preferred stocks exceeded market value by $20,068 ($13,044 after taxes, or $0.38 per share). The cost of the Company's common stocks exceeded market value by $39,290 ($25,538 after taxes, or $0.75 per share).

	Preferred stocks decreased $739, or 0.4% and common stocks (primarily composed of closed-end preferred stock mutual funds) increased $52,303, or 17.3%, during the first six months of 2000 primarily as a result of the Company's investment strategy. The Company's strategy is to maximize after-tax investment income through high quality securities coupled with acquiring equity investments which may forego current investment yield in favor of potential higher yielding capital appreciation in the future.

	The Company's liabilities totaled $1,320,978 at June 30, 2000 as compared to $1,223,650 at December 31, 1999. The $97,328 or 8.0% increase was comprised of an increase of $31,892 or 4.7% in loss and loss adjustment expense reserves, an increase of $86,847 or 19.0% in unearned premiums, offset by a decrease of $10,636 or 31.8 % in contingent commissions accrued, a decrease of $971, or 9.0% in excess of book value of subsidiary interest over cost (formerly referred to as Negative Goodwill) associated with the January 29, 1999 acquisition of American Commerce. The net effect of all other liabilities decreased $9,804 or 20.8%. The significant increase to the Company's unearned premiums was attributable to the increased Massachusetts business. The decrease in contingent commissions is primarily due to $17,990 in payments to agents offset by current year accruals.

	The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments as reflected in the Consolidated Statements of Cash Flows on pages 5 and 6.

	The Company's operating activities provided cash of $47,287 in the first six months of 2000, as compared to $53,745 during the same period a year ago. These cash flows were primarily impacted by the fact that while premiums collected increased $50,292, or 11.5% in the first six months of 2000, losses and LAE paid increased $44,111, or 14.9% and federal income tax payments increased $9,881 or 88.1% in the first six months of 2000 as compared to the same period a year ago. The increase in premiums was primarily the result of the increases to both liability (4.3%) and physical damage (6.1%) exposures combined with an average overall rate increase in premium per exposure of 6.6%.

	The increase in net losses and LAE paid, which includes the change in the losses and LAE liability of $31,892, amounted to $44,111 or 14.9%. This increase resulted primarily from the previously mentioned increase in the losses and LAE liability, an increase in incurred losses on Massachusetts business and an increase from Other than Massachusetts business. The increase in incurred losses on Massachusetts business is primarily attributable to higher private passenger automobile collision and property damage payments and slightly higher private passenger automobile bodily injury payments. The increase in incurred losses on Other than Massachusetts business is primarily attributable to six months of activity for the period ended June 30, 2000 versus activity for the five months for the period ended June 30, 1999 for American Commerce.

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

	Cash flows used in financing activities totaled $24,782 during the first six months of 2000 compared to $51,868 during the same period a year ago. The 2000 cash flows used in financing activities consisted of $19,489 in dividends paid to stockholders and $5,293 used to purchase 205,600 shares of Treasury Stock under the Company's stock buyback programs. The 1999 cash flows used in financing activities consisted of dividends paid to stockholders of $19,261 and $32,607 used to purchase 1,185,900 shares of Treasury Stock.

	The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. The carrying value (at market) of total investments at June 30, 2000 was $1,306,636. At June 30, 2000, the Company held cash and short-term investments of $3,194 (net of outstanding checks of $34,230).
These funds provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company also relies upon dividends from its subsidiaries for its cash requirements. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders may, within certain limitations, pay such dividends and then file a report with the Commissioner. Dividends in excess of these limitations are called extraordinary dividends. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards to policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 2000 and 1999.

	Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns, to optimize tax planning and to realize gains. This practice will continue in the future.

	Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's annualized statutory premiums to surplus ratio was 1.89 to 1.00 and 1.62 to 1.00 for the period ended June 30, 2000 and 1999, respectively.

	In keeping with the Company's long-term growth objective to expand outside Massachusetts, in 1995 the Company acquired Commerce West, a personal automobile insurer, located in Pleasanton, California. Most recently, the Company formed a joint venture (ACIC Holding Co., Inc.) in November 1998, and acquired, American Commerce located in Columbus, Ohio, in January 1999. American Commerce writes automobile and homeowners insurance solely through 34 AAA independent insurance agencies in 24 states.

The Commerce Group, Inc. and Subsidiaries

	In early 1999, Commerce, a subsidiary of the Company, invested $90,800 in the joint venture (ACIC Holding Co., Inc.) to fund the American Commerce acquisition and to capitalize the joint venture that is owned together with AAA SNE. Of this $90,800, Commerce invested $90,000 in the form of preferred stock and an additional $800 representing its 80% common stock ownership. The terms of the preferred stock call for quarterly cash dividends at the rate of 10% per annum. In the event cash dividends cannot be paid, additional preferred stock will be issued. (Additional preferred stock was issued in the second quarter of 2000.) AAA SNE invested $200 representing its 20% common stock ownership. Commerce consolidates ACIC Holding Co., Inc. and it's wholly-owned subsidiary, American Commerce, for financial reporting and tax purposes. Since 1995, Commerce has maintained an affinity group marketing relationship with AAA Insurance Agency, Inc., a subsidiary of AAA SNE. AAA Insurance Agency, Inc. has been an agent of Commerce since 1985.


Market Risk:  Interest Rate Sensitivity and Equity Price Risk

	The Company's investment strategy emphasizes investment yield while maintaining investment quality. The Company's investment objective is to maintain high quality diversified investments structured to maximize after-tax investment income while minimizing risk. It is the Company's practice to only invest in investment grade stock and fixed maturity securities. The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. Periodically, sales have been made from the Company's fixed maturity portfolio to actively manage portfolio risks, including credit-related concerns, to optimize tax planning and to realize gains. This practice will continue in the future.


	In conducting investing activities, the Company is subject to, and assumes, market risk. Market risk is the risk of an adverse financial impact from changes in interest rates and market prices. The level of risk assumed by the Company is a function of the Company's overall objectives, liquidity needs and market volatility.

	The Company manages its market risk by focusing on higher quality stock and fixed income investments, by periodically monitoring the credit strength of companies in which investments are made, by limiting exposure in any one investment and by monitoring the quality of the investment portfolio by taking into account credit ratings assigned by recognized rating organizations.

The Commerce Group, Inc. and Subsidiaries

	As part of its investing activities, the Company assumes positions in fixed maturity, stock, short-term and cash equivalents markets. The Company is, therefore, exposed to the impacts of interest rate changes in the market value of investments. For 1999, the Company's exposure to interest rate changes and equity price risk has been estimated using sensitivity analysis. The interest rate impact is defined as the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks. The equity price risk is defined as a hypothetical change of plus-or-minus 10% in the fair value of common stocks. Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. Based on the results of the sensitivity analysis at June 30, 2000 and 1999, the Company's estimated market exposure for a 200 basis point increase (decrease) in interest rates were calculated. A 200 basis point increase results in a decrease in the market value of the fixed maturities and preferred stocks of $91,535 and $69,803, respectively. A 200 basis point decrease results in an increase in the market value of the same securities of $48,913 and $44,485, respectively. The equity price risk impact at June 30, 2000 and 1999, based upon a 10% increase in the fair value of common stocks, would be an increase of $35,377 and $29,262, respectively. Based upon a 10% decrease, common stocks would decrease $35,377 and $29,262, respectively. Long-term interest rates (30-year Treasury Bond) were 5.88% at June 30, 2000 and 5.99% at June 30, 1999. Long-term interest rates (30-year Treasury Bond) increased to 6.48% at December 31, 1999 from 5.08% at December 31, 1998.



Stock Buyback and Dividends


	The Company purchased 205,600 shares of Treasury Stock under the stock buyback program during the first six months of 2000 increasing total shares of Treasury Stock to 3,846,048 at June 30, 2000. At June 30, 2000, the Company has authority to purchase approximately 1.3 million additional shares.

	On June 16, 2000, the Company paid a quarterly dividend of $0.29 to stockholders of record as of June 2, 2000. The Company increased its quarterly dividend to stockholders from $0.28 to $0.29 during the second quarter of 2000.



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

The Commerce Group, Inc. and Subsidiaries


PART II - OTHER INFORMATION



ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS


On May 19, 2000, at the Annual Meeting of the stockholders of the Company, the number of Directors was fixed at 18 and the slate of Directors as presented in the Annual Proxy was approved. The votes as tabulated by Boston EquiServe, L.P. were as follows:

<caption<
                                  Total Vote For        Total Vote Withheld
                                   Each Director         From Each Director
Herman F. Becker                    29,837,299                 68,153
Joseph A. Borski, Jr.               29,837,599                 67,853
Eric G. Butler                      29,837,299                 68,153
Henry J. Camosse                    29,837,291                 68,161
Gerald Fels                         29,016,311                889,141
David R. Grenon                     29,837,599                 67,853
Robert W. Harris                    29,837,599                 67,853
Robert S. Howland                   29,837,299                 68,153
John J. Kunkel                      29,834,234                 71,218
Raymond J. Lauring                  29,837,299                 68,153
Roger E. Lavoie                     29,837,299                 68,153
Normand R. Marois                   29,837,599                 67,853
Suryakant M. Patel                  29,837,599                 67,853
Arthur J. Remillard, Jr.            29,003,328                902,124
Arthur J. Remillard, III            29,830,690                 74,762
Regan P. Remillard                  29,821,307                 84,145
Gurbachan Singh                     29,830,599                 74,853
John W. Spillane                    29,014,411                891,041

The Commerce Group, Inc. and Subsidiaries


PART II - OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)    Form 8-K - none filed during the second quarter of 2000.




















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



(a)    Form 8-K - none filed during the second quarter of 2000.

















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