Form 10-Q
period 2000-09-30
COMMERCE GROUP INC /MA
filed 2000-11-14
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended September 30, 2000     Commission File Number 0-16882



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

As of November 1, 2000, the number of shares outstanding of the
Registrant's common stock (excluding Treasury Shares) was
   33,989,852

The Commerce Group, Inc.


Table of Contents

                                                                                                                          Page No.

Part I - Financial Information
Consolidated Balance Sheets at
    September 30, 2000 (Unaudited) and December 31, 1999............          3

Consolidated Statements of Earnings for the
    Three and Nine Months Ended September 30, 2000 and 1999 (Unaudited).....          4

Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 2000 and 1999 (Unaudited)..........         5

Consolidated Statements of Cash Flows - Reconciliation of Net Earnings to Net	 Cash
    Provided by Operating Activities for the Nine Months Ended September 30, 2000
    and 1999 (Unaudited)...............................         6

Notes to Unaudited Consolidated Financial  Statements................         7

Management's Discussion and Analysis......................      13



Part II - Other Information


Item 6
    Exhibits and Reports on Form 8-K.......................       31

Signature......................................      31

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)


                                                                                             September 30,  December 31,
                                                                                                 2000          1999
                                                                                             (Unaudited)
                                                ASSETS
    Investments:
      Fixed maturities, at market (cost:  $664,570 in 2000 and $661,445 in 1999).............  $  659,715   $  647,338
      Preferred stocks, at market (cost:  $223,653 in 2000 and $230,934 in 1999).............     206,881      211,049
      Common stocks, at market (cost:  $413,746 in 2000 and $351,940 in 1999)................     392,044      301,467
      Mortgage loans on real estate and collateral notes receivable (less allowance for
        possible loan losses of $1,003 in 2000 and $2,127 in 1999)...........................      52,645       72,451
      Cash and short-term investments........................................................      11,029       22,535
      Other investments (cost: $22,200 in 2000 and $13,130 in 1999)..........................      23,527       14,139
          Total investments..................................................................   1,345,841    1,268,979

    Accrued investment income................................................................      17,125       14,697
    Premiums receivable (less allowance for doubtful receivables of $ 1,447 in 2000 and
      $1,452 in 1999)........................................................................     268,952      195,160
    Deferred policy acquisition costs........................................................     112,269       98,500
    Property and equipment, net of accumulated depreciation..................................      34,469       34,802
    Residual market receivable
      Losses and loss adjustment expenses....................................................     114,847      106,576
      Unearned premiums......................................................................      46,330       50,084
    Due from reinsurers......................................................................      62,083       48,365
    Current income taxes.....................................................................       4,731          -
    Deferred income taxes....................................................................      31,538       43,051
    Receivable for investments sold  ........................................................      20,042          -
    Non-compete agreement....................................................................       2,917        3,179
    Other assets.............................................................................       9,267        8,079

          Total assets.......................................................................  $2,070,411   $1,871,472


                                            LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
      Losses and loss adjustment expenses....................................................  $  733,239   $  674,841
      Unearned premiums......................................................................     557,318      457,095
      Current income taxes...................................................................        -          10,839
      Deferred income........................................................................       7,999        7,464
      Contingent commissions accrued.........................................................      27,262       33,468
      Payable for investments purchased......................................................       6,014        1,953
      Excess of book value of subsidiary interest over cost..................................       9,109       10,758
      Other liabilities and accrued expenses.................................................      32,461       27,232

          Total liabilities..................................................................   1,373,402    1,223,650


    Minority interest........................................................................         680        1,188

    Stockholders' equity
      Preferred stock, authorized 5,000,000 shares at $1.00 par value; none issued in
        2000 and 1999........................................................................        -             -
      Common stock, authorized 100,000,000 shares at $.50 par value;
        38,000,000 shares issued in 2000 and 1999............................................      19,000       19,000
      Paid-in capital........................................................................      29,621       29,621
      Net accumulated other comprehensive loss, net of income tax benefits of
        $14,346 in 2000 and $28,467 in 1999..................................................     (26,642)     (52,867)
      Retained earnings......................................................................     765,729      734,488
                                                                                                  787,708      730,242

      Treasury stock 3,940,148 shares in 2000 and 3,640,448 shares in 1999...................     (91,379)     (83,608)
          Total stockholders' equity.........................................................     696,329      646,634

          Total liabilities, minority interest and stockholders' equity......................  $2,070,411   $1,871,472


The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

Three and Nine Months Ended September 30, 2000 and 1999
(Thousands of Dollars Except Share and Per Share Data)
(Unaudited)



                                                                     Three Months Ended            Nine Months Ended
                                                                        September 30,                September 30,
                                                                     2000          1999   	         2000          1999
    Revenues
      Direct premiums written...................................  $  268,415    $  232,380      $  840,595   $  745,515
      Assumed premiums..........................................      19,876        22,728          60,736       69,821
      Ceded premiums............................................     (37,677)      (33,908)       (111,058)     (93,619)
        Net premiums written....................................     250,614       221,200         790,273      721,717

      (Increase) decrease in unearned premiums..................     (10,928)        1,722         (90,500)     (78,387)
      Earned premiums...........................................     239,686       222,922         699,773      643,330

      Net investment income.....................................      24,120        22,210          71,008       65,340
      Premium finance and service fees..........................       3,914         3,729          11,463       11,272
      Amortization of excess of book value of subsidiary
        interest over cost......................................         847           769           2,542        2,051
      Net realized investment gains.............................       2,421         1,686           2,749        7,831


          Total revenues........................................     270,988       251,316         787,535      729,824

    Expenses
      Losses and loss adjustment expenses.......................     185,143       157,163         537,796      475,671
      Policy acquisition costs..................................      63,118        60,758         178,707      176,655


           Total expenses.......................................     248,261       217,921         716,503      652,326



           Earnings before income taxes and minority interest...      22,727        33,395          71,032       77,498

    Income taxes................................................       3,710         6,626          11,055       13,665

           Net earnings before minority interest................      19,017        26,769          59,977       63,833

    Minority interest in net loss of subsidiary.................         348           252             638          661

           NET EARNINGS.........................................  $   19,365    $   27,021      $   60,615   $   64,494


           COMPREHENSIVE INCOME.................................  $   34,155    $    9,680      $   86,840   $   19,283

           BASIC AND DILUTED NET EARNINGS PER COMMON SHARE......  $     0.56    $     0.78      $     1.77   $     1.84

           CASH DIVIDENDS PAID PER COMMON SHARE.................  $     0.29    $     0.28      $     0.86   $     0.83

           WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.  34,118,038    34,819,012      34,181,427   35,089,137

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2000 and 1999
(Thousands of Dollars)
(Unaudited)

                                                                                  2000        1999
  Cash flows from operating activities:
    Premiums collected....................................................    $ 720,261   $ 655,346
    Net investment income.................................................       68,524      65,085
    Premium finance and service fees received.............................       11,463      11,272
    Losses and loss adjustment expenses paid..............................     (488,918)   (448,473)
    Policy acquisition costs paid.........................................     (194,580)   (180,454)
    Federal income tax payments...........................................      (29,233)    (15,568)

        Net cash provided by operating activities.........................       87,517      87,208

  Cash flows from investing activities:
    Proceeds from maturity of fixed maturities............................       16,148      77,053
    Proceeds from sale of fixed maturities................................       70,254      73,568
    Proceeds from sale of equity securities...............................       24,611      72,730
    Purchase of fixed maturities..........................................      (86,855)    (86,699)
    Purchase of equity securities.........................................      (75,814)   (139,984)
    Purchase of other investments.........................................       (8,610)     (5,862)
    Purchase of subsidiary, net of cash acquired..........................         -        (77,056)
    Payments received on mortgage loans and collateral notes receivable...        7,369       9,074
    Mortgage loans and collateral notes originated........................       (7,255)     (6,418)
    Purchase of property and equipment....................................       (2,631)     (1,892)
    Other proceeds from investing activities..............................          905       1,294

        Net cash used in investing activities.............................      (61,878)    (84,192)


  Cash flows from financing activities:
    Dividends paid to stockholders........................................      (29,374)    (29,021)
    Purchase of treasury stock............................................       (7,771)    (36,611)

        Net cash used in financing activities.............................      (37,145)    (65,632)



    Decrease in cash and short-term investments...........................      (11,506)    (62,616)
    Cash and short-term investments at beginning of period................       22,535      75,912

        Cash and short-term investments at the end of period..............    $  11,029   $  13,296

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Reconciliation of Net Earnings to Net Cash Provided by Operating Activities Nine Months Ended September 30, 2000 and 1999
(Thousands of Dollars)
(Unaudited)



                                                                                  2000           1999
    Cash flows from operating activities:
      Net Earnings..........................................................    $ 60,615      $ 64,494
      Adjustments to reconcile net earnings to net cash provided by operating activities:
        Premiums receivable.................................................     (73,792)      (55,068)
        Deferred policy acquisition costs...................................     (13,769)       (8,828)
        Residual market receivable..........................................      (4,517)       (9,553)
        Due to/from reinsurers..............................................     (13,718)       (9,666)
        Losses and loss adjustment expenses.................................      58,398        36,684
        Unearned premiums...................................................     100,223        77,082
        Current income taxes................................................     (15,570)        2,509
        Deferred income taxes...............................................      (2,609)       (4,413)
        Deferred income.....................................................         535           760
        Contingent commissions..............................................      (6,206)        4,500
        Other assets, liabilities and accrued expenses......................       2,146        (6,386)
        Net realized investment gains.......................................      (2,749)       (7,831)
        Other - net.........................................................      (1,470)        2,924

               Net cash provided by operating activities....................    $ 87,517      $ 87,208

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

 2.	The information furnished includes all adjustments and accruals consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain previously reported 1999 account balances have been reclassified to conform to the current period's presentation.

 3.	This Form 10-Q contains some statements that are not historical facts and are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve opinions, assumptions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks facing the Company. These include, but are not limited to, those risks and uncertainties in our business that are described in the Company's Annual Report and other documents filed with the SEC, the possibility of adverse catastrophe experience and severe weather, adverse impacts from the Trust Insurance Company ("Trust") insolvency or other possible future insolvencies, adverse trends in claim severity or frequency, adverse state and federal regulation and legislation, rate making decisions for private passenger automobile policies in Massachusetts, heightened competition, as well as the economic, market or regulatory conditions and risks associated with entry into new markets and diversification.

 4.	The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

 5.	Neither the results for the nine months ended September 30, 2000 nor comparison with the corresponding nine months ended September 30, 1999 should be considered indicative of the results which may be expected for the year ending December 31, 2000.

 6	The Company purchased 299,700 shares of Treasury stock under the buyback program during the first nine months of 2000, (94,100 shares during the third quarter of 2000), increasing the total shares of Treasury Stock to 3,940,148 at September 30, 2000. At September 30, 2000, the Company has authority to purchase approximately 1.2 million additional shares under the existing stock buyback program.

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

 8.	On February 10, 2000 the Massachusetts Division of Insurance placed
Trust in rehabilitation.  At December 31, 1999, Trust was the ninth largest writer of private passenger automobile insurance in
Massachusetts, with an approximate 5% market share.  On May 10, 2000, the Massachusetts Commissioner of Insurance ("Commissioner") filed a
"Motion for order approving cancellation of policies" with the Supreme
Judicial Court for Suffolk County.  This motion indicated that "there is substantial risk that Trust Insurance may be insolvent" and further asks the court that Trust's "insurance exposures be promptly terminated, their liabilities runoff and their true financial condition thereby determined".  Based on this motion, all of Trust's remaining
36,000 homeowner policies and 99,300 personal automobile policies were set for cancellation effective August 1, 2000 and October 1, 2000, respectively.  On July 27, 2000, the court ruled that Trust was insolvent and was subsequently placed into liquidation on August 2,
2000.  Based upon the best available information, the Company recorded a $12.9 million charge ($8.4 million after taxes or $0.24 per share)
related to this insolvency.  Of this amount, $8.0 million impacted losses and loss adjustment expenses, and $4.9 million, representing the
company's allocation from the Massachusetts	 Insurers	 Insolvency	 Fund
	("M.I.I.F")	 impacted	 policy	 acquisition 			costs.

 9.		Effective July 1, 2000, the Company changed its annual occurrence and aggregate annual reinsurance recovery limits on its quota share reinsurance treaty, from 350%/450% of ceded quota share premiums, respectively, to 250%/350% of ceded quota share premiums.  This change was made after consultation with the Company's reinsurers and based upon recent catastrophe modeling performed on the Company's risks.  The modeling indicated that a lower threshold was warranted.  Based on this change, the Company has no reinsurance recoveries for a single event catastrophe in excess of a total loss of approximately $212.5 million.
Prior to the change this figure was $297.5 million.  The level of reinsurance protection increases (decreases) when the company cedes more
(less) premium to the reinsurers.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and
Other Information)
(continued)


10. Disclosure of Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income:

                                                                 Nine Months Ended
                                                                     September 30,
                                                                   2000      1999
      Net earnings..........................................    $ 60,615   $ 64,494
      Other comprehensive income (loss), net of taxes
       (tax benefits):
        Change in unrealized gains (losses), net of
         income taxes (benefits) of $13,759 in 2000
         and ($17,553) in 1999..............................      25,553    (32,598)
        Reclassification adjustment, net of income taxes
         (benefits) of $362 in 2000 and ($6,792) in 1999....         672    (12,613)
      Other comprehensive income (loss).....................      26,225    (45,211)
      Comprehensive income..................................    $ 86,840   $ 19,283

                                                                 Three Months Ended
                                                                     September 30,
                                                                   2000      1999
      Net earnings..........................................    $ 19,365   $ 27,021
      Other comprehensive income (loss), net of taxes
       (tax benefits):
        Change in unrealized gains (losses), net of
         income taxes (benefits) of $8,027 in 2000
         and ($7,180) in 1999...............................      14,908    (13,334)
        Reclassification adjustment, net of income tax
         benefits of ($64) in 2000 and ($2,158) in 1999.....        (118)    (4,007)
      Other comprehensive income (loss).....................      14,790    (17,341)
      Comprehensive income..................................    $ 34,155   $  9,680

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

11. Disclosure of Statement of Financial Accounting Standards No. 131 - Disclosures about Segments of an Enterprise and Related Information:

                                                           Earnings Before
                                                           Income Taxes and   Identifiable
                                                 Revenue   Minority Interest     Assets

Nine Months Ended September 30, 2000
  Property and casualty insurance
    Massachusetts......................         $693,439       $ 66,752       $ 1,774,001
    Other than Massachusetts...........           89,433          2,497           239,207
  Real estate and commercial lending...            4,219          4,219            53,067
  Corporate and other..................              444         (2,436)            4,136
     Consolidated......................         $787,535       $ 71,032       $ 2,070,411


Nine Months Ended September 30, 1999

  Property and casualty insurance
    Massachusetts......................         $639,908       $ 71,653       $ 1,617,461
    Other than Massachusetts...........           84,438          1,138           238,240
  Real estate and commercial lending...            3,848          3,848            70,526
  Corporate and other..................            1,630            859            10,821
     Consolidated......................         $729,824       $ 77,498       $ 1,937,048

                                                           Earnings Before
                                                           Income Taxes and   Identifiable
                                                 Revenue   Minority Interest     Assets

Three Months Ended September 30, 2000
  Property and casualty insurance
    Massachusetts......................         $240,061       $ 23,064       $ 1,774,001
    Other than Massachusetts...........           30,409            364           239,207
  Real estate and commercial lending...              518            518            53,067
  Corporate and other..................             -            (1,219)            4,136
     Consolidated......................         $270,988       $ 22,727       $ 2,070,411


Three Months Ended September 30, 1999

  Property and casualty insurance
    Massachusetts......................         $218,649       $ 30,847       $ 1,617,461
    Other than Massachusetts...........           31,004          1,068           238,240
  Real estate and commercial lending...              953            953            70,526
  Corporate and other..................              710            527            10,821
     Consolidated......................         $251,316       $ 33,395       $ 1,937,048

	The acquisition of American Commerce Insurance Company ("American Commerce"), on January 29, 1999, resulted in an additional property and casualty insurance segment entitled "Other than Massachusetts" beginning with the first quarter ended March 31, 1999. The 1999 "Other than Massachusetts" nine month numbers include the eight month results of American Commerce as well as the nine month results of Commerce West Insurance Company ("Commerce West").

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and Other Information)
(continued)

12.   Disclosure of Supplemental Information:

OTHER INFORMATION:
                                                                 September 30,
                                                                2000      1999
  Massachusetts policies in force
    Private passenger automobile.........................     644,703    610,625
    Homeowners...........................................     134,046    122,954
    Commercial automobile................................      15,957     14,448


                                                              Three Months Ended
                                                                 September 30,
                                                                2000      1999
OTHER EARNINGS STATEMENT INFORMATION:
  Premiums earned by Massachusetts subsidiaries
    Private passenger automobile.........................   $ 197,925  $ 179,953
    Homeowners...........................................       4,330      4,177
    Commercial automobile................................      10,698      9,840
    Other lines..........................................         768        754
  Premiums earned by subsidiaries in other states........      25,965     28,198
         Total...........................................   $ 239,686  $ 222,922

  Net investment income, after tax.......................   $  19,726  $  18,628

  Pure loss ratios of Massachusetts subsidiaries
    Private passenger automobile.........................        67.6%      61.1%
    Homeowners (gross of reinsurance)....................        38.8%      43.4%
    Commercial automobile................................        61.6%      55.2%
  Pure loss ratios of subsidiaries in  other states......        67.2%      66.7%

  Massachusetts private passenger automobile
   exposures written.....................................     208,162    189,453

  Massachusetts private passenger automobile
    premiums written.....................................   $ 201,820  $ 173,247

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and Other Information)
(continued)




12.   Disclosure of Supplemental Information (continued):


                                                              Nine Months Ended
                                                                 September 30,
                                                                2000      1999
OTHER EARNINGS STATEMENT INFORMATION:
  Premiums earned by Massachusetts subsidiaries
    Private passenger automobile.........................   $ 577,176  $ 523,754
    Homeowners...........................................      12,819     12,458
    Commercial automobile................................      29,459     28,634
    Other lines..........................................       2,592      2,493
  Premiums earned by subsidiaries in other states........      77,727     75,991*
         Total...........................................   $ 699,773  $ 643,330

  Net investment income, after tax.......................   $  58,657  $  54,574

  Pure loss ratios of Massachusetts subsidiaries
    Private passenger automobile.........................        68.0%      66.6%
    Homeowners (gross of reinsurance)....................        39.6%      38.1%
    Commercial automobile................................        61.7%      60.1%
  Pure loss ratios of subsidiaries in  other states......        64.0%      60.2%*

  Massachusetts private passenger automobile
   exposures written.....................................     694,465    655,606

  Massachusetts private passenger automobile
    premiums written.....................................   $ 648,170  $ 574,763

  * Includes eight month results of American Commerce since the January 29, 1999 acquisition.


13.	Common Stocks

	The cost and approximate fair market value of common stocks at September 30, 2000 and December 31, 1999, were as follows:

                                     September 30, 2000             December 31, 1999
                                                Fair Market                   Fair Market
                                      Cost         Value            Cost         Value
  Investments in closed-end
    preferred stock mutual funds.  $ 319,166     $ 289,710       $ 267,956     $ 224,120
  Investments in other equities..     94,580       102,334          83,984        77,347
            Total common stocks..  $ 413,746     $ 392,044       $ 351,940     $ 301,467

MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended September 30, 2000 compared to three months ended September 30, 1999
(Thousands of Dollars Except Per Share Data)


Premiums

	The following table compares direct premiums written, net premiums written and earned premiums for the three months ended September 30, 2000 and 1999:

(Dollars in thousands)
                                                     Three Months Ended September 30,
                                                  2000       1999      Change    % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts........  $204,046   $175,062   $ 28,984     16.6%
  Personal Automobile in All Other States.....    26,967     25,325      1,642      6.5
  Commercial Automobile in Massachusetts......     9,429      7,323      2,106     28.8
  Homeowners in Massachusetts.................    19,551     17,107      2,444     14.3
  Homeowners in All Other States..............     4,512      4,262        250      5.9
  Other Lines in Massachusetts................     3,815      3,212        603     18.8
  Other Lines in All Other States.............        95         89          6      6.7
     Total Direct Premiums Written............  $268,415   $232,380   $ 36,035     15.5%

Net Premiums Written:
  Direct Premiums.............................  $268,415   $232,380   $ 36,035     15.5%
  Assumed Premiums from C.A.R.................    19,876     22,728     (2,852)   (12.5)
  Ceded Premiums to C.A.R.....................   (16,728)   (18,589)     1,861    (10.0)
  Ceded Premiums to Other than C.A.R..........   (20,949)   (15,319)    (5,630)    36.8
     Total Net Premiums Written...............  $250,614   $221,200   $ 29,414     13.3%

Earned Premiums:
  Personal Automobile in Massachusetts........  $182,773   $161,303   $ 21,470     13.3%
  Personal Automobile in All Other States.....    24,954     24,655        299      1.2
  Commercial Automobile.......................     8,376      7,286      1,090     15.0
  Homeowners in Massachusetts.................     4,330      4,177        153      3.7
  Homeowners in All Other States..............       870      3,484     (2,614)   (75.0)
  Other Lines in Massachusetts................       812        714         98     13.7
  Other Lines in All Other States.............       142         59         83    140.7
  Assumed Premiums from C.A.R.................    17,362     21,189     (3,827)   (18.1)
  Assumed Premiums from Other than C.A.R......        67         55         12     21.8
     Total Earned Premiums....................  $239,686   $222,922   $ 16,764      7.5%

  Earned Premiums in Massachusetts............  $196,291   $173,480   $ 22,811     13.1%
  Earned Premiums-Assumed.....................    17,429     21,244     (3,815)   (18.0)
  Earned Premiums in All Other States.........    25,966     28,198     (2,232)    (7.9)
     Total Earned Premiums....................  $239,686   $222,922   $ 16,764      7.5%

The Commerce Group, Inc. and Subsidiaries

	The $28,984 or 16.6% increase in Massachusetts personal automobile direct premiums written during the third quarter of 2000 resulted primarily from increases of 9.9% and 12.6% in the number of Massachusetts personal automobile exposures for liability and physical damage coverage, respectively, coupled with increases of 7.2% and 1.5% in the average premium rate per exposure for Massachusetts personal automobile liability and physical damage exposures, respectively.

The increase in Massachusetts personal automobile exposures, as depicted in Note 12 of the Notes to Unaudited Consolidated Financial Statements, is primarily attributable to increased business resulting from the insolvency of Trust Insurance Company ("Trust"), a Massachusetts personal automobile insurance writer. The average premium per exposure percentage changes for the third quarter of 2000 were primarily the result of rate modifications in the individual coverage components in the 2000 state mandated average rate increase, combined with changes in the Company's safe driver rate deviations. The combination of these factors resulted in a 6.0% increase in the average personal automobile premium per exposure for the third quarter of 2000 as compared to 8.8% during the third quarter of 1999. Despite the 2000 state mandated average rate increase of only 0.7%, the Company's increase in the average personal automobile premium per exposure was primarily due to the above noted changes coupled with the fact that the rate decision does not anticipate purchases of new automobiles in the year in which the rate decision applies and the Company's mix of personal automobile business differs from that of the industry. In 2000, the Company offered its customers safe driver deviations of 6.0% to drivers with SDIP classifications of Step 9 and 2.0% for Step 10 (8.0% for Step 9 and 3.0% for Step 10 in 1999).

	The AAA affinity group discount for 2000 was established at 6.0% which was unchanged from 1999. In 2000, for drivers who qualify, the Company's AAA affinity group discount and safe driver deviations can be combined for up to an 11.6% reduction (13.5% in 1999) from state mandated rates.

	Other states personal automobile direct premiums written increased
$1,642 or 6.5% during the third quarter of 2000 as compared to the same period in 1999.  Personal automobile direct premiums written by American Commerce, located in Columbus, Ohio, for the third quarter of 2000 increased $370 or
1.9% to $20,197 as compared to $19,827 for the same period a year ago.
Personal automobile direct premiums written for Commerce West Insurance
Company ("Commerce West"), located in Pleasanton, California, increased $1,272
or	 23.1		%		 to $6,770 during the third quarter of 2000 as compared to $5,498
during	 the same period a year ago.  Both American Commerce and Commerce West write predominantly personal automobile insurance.  American Commerce writes personal automobile insurance in 24 states while Commerce West writes personal automobile insurance in the state of California.  Both companies target preferred insurance risks, however Commerce West has recently initiated a non-
standard auto product which is the primary reason for their growth.

	Direct premiums written for Massachusetts commercial automobile insurance increased by $2,106 or 28.8%, due primarily to an increase of approximately 12.3% in the number of policies written and by a 14.7% increase in the average commercial automobile premium per policy. The increase is primarily attributable to increased business resulting from the insolvency of Trust mentioned earlier.

	Direct premiums written for Massachusetts homeowners insurance increased by $2,444 or 14.3% due primarily to an 18.5% increase in the number of policies written offset by a 2.9% decrease in the average premium per policy. Other state homeowners insurance written by American Commerce increased $250 or 5.9% to $4,512 primarily as the result of a 5.8% increase in homeowner policies.

The Commerce Group, Inc. and Subsidiaries

The $29,414 or 13.3% increase in net premiums written was primarily due to the growth in direct premiums written as described above and by a decrease in premiums ceded to the Commonwealth Automobile Reinsurers ("C.A.R.") offset by an increase to premiums ceded to reinsurers other than C.A.R. and by a decrease of premiums assumed from C.A.R. Premiums ceded to reinsurers other than C.A.R. during the third quarter of 2000 increased $5,630 or 36.8% as compared to the third quarter of 1999 primarily as a result of American Commerce joining the quota-share reinsurance program effective January 1, 2000. An unearned premium transfer of approximately $6.0 million occurred effective January 2000. Of the $29,414 increase in net premiums written, $30,853 was associated with Massachusetts business.

The $16,674 or 7.5% increase in earned premiums during the third quarter of 2000 as compared to the third quarter of 1999 was primarily attributable to increases to the average rates per exposure for Massachusetts personal automobile liability and physical damage, coupled with smaller increases in exposures written, mentioned previously. This resulted in a $22,811 or 13.1%, increase for Massachusetts earned premiums. The remaining components were a $3,827 or 18.1% decrease in earned premiums assumed from C.A.R., a $2,702 or 11.8% decrease attributable to American Commerce and an increase of $470 or 8.8% in earned premiums from Commerce West.

Investment Income

Net investment income is affected primarily by the composition of the Company's investment portfolio. The following table summarizes the composition of the Company's investment portfolio, at cost, at September 30, 2000 and 1999 (The Company's investment portfolio, at market is shown in the table found on page 25):

Investments, at cost                                       September 30,
(Dollars in thousands)                                      % of                  % of
                                                 2000      Invest.     1999      Invest.
   Fixed maturities (GNMA & FNMA mortgage-
     backed bonds, Corporate bonds, U.S.
     Treasury bonds and notes and Tax-
     exempt state and municipal bonds)......  $  664,570    47.9%   $  683,856    51.3%

   Preferred stocks.........................     223,653    16.1       231,452    17.4

   Investments in closed-end
     preferred stock mutual funds...........     319,166    23.0       238,606    17.9
   Other equity securities..................      94,580     6.8        82,205     6.2
       Total common stocks..................     413,746    29.8       320,811    24.1
       Total equities.......................     637,399    45.9       552,263    41.5

   Mortgages and collateral loans (net of
     allowance for possible loan losses)....      52,645     3.8        70,062     5.2
   Cash and short-term investments..........      11,029     0.8        13,296     1.0
   Other investments........................      22,200     1.6        13,229     1.0
       Total investments....................  $1,387,843   100.0%   $1,332,706   100.0%

The mortgage balance decreased from last year due to the sale, without recourse, of $20,766 of mortgages to an outside party. The Company recorded a loss of $724 and recorded a receivable for investments sold of $20,042. The Company's investment strategy is to maximize after-tax investment income through high quality securities coupled with acquiring equity investments which may forgo current investment yield in favor of potential higher yielding future capital appreciation.

The Commerce Group, Inc. and Subsidiaries

		As depicted in the accompanying table, third quarter 2000 net investment income increased $1,910 or 8.6%, compared to the same period in 1999, principally as a result of an increase in average invested assets (at cost). Net investment income as a percentage of total average investments was 7.0% and 6.7% in the third quarter of 2000 and 1999, respectively. Net investment income after tax as a percentage of total average investments was 5.7% and 5.6% in the third quarter of 2000 and 1999, respectively.

Investment Return                                  Quarter Ending September 30,
(Dollars in thousands)                              2000                  1999
   Average month-end investments (at cost)...   $1,380,139            $1,326,547
   Net investment income.....................       24,120                22,210
   Net investment income after-tax...........       19,726                18,628
   Net investment income as a percentage
     of average net investments (at cost)....          7.0%                  6.7%
   Net investment income after-tax as a
     percentage of average net
     investments (at cost)...................          5.7%                  5.6%

Amortization of Excess of Book Value of Subsidiary Interest over Cost

	As a result of the acquisition of American Commerce, the amount representing the excess of the fair value of the net assets acquired over the purchase price at January 29, 1999 was $16,465. The amount is being amortized into revenue on a straight-line basis over a five-year period. The amount amortized into revenue increased $78 or 10.2% in the third quarter of 2000 to $847 as compared to $769 in the same period in 1999. The increase is primarily attributable to minor adjustments, in the excess of book value of subsidiary interest over cost, allowable up to one year following the completion of the acquisition.


Investment Gains and Losses

	Net realized investment gains totaled $2,421 during the third quarter of 2000 as compared to net realized investment gains of $1,686 during the same period in 1999. A significant portion of the net realized gains during the third quarter of 2000 was the result of sales of preferred stocks and common stocks, offset by realized losses attributable to the sale of mortgage loans and small losses attributable to the sales of non-taxable bonds, and the maturity of Government National Mortgage Association ("GNMA") mortgage backed bonds. Net realized gains during the third quarter of 1999 were primarily the result of sales of common stock, offset by small net realized losses in the sales of non-taxable bonds, preferred stocks and the maturity of GNMA's.

The Commerce Group, Inc. and Subsidiaries

Loss and Loss Adjustment Expenses

	Losses and loss adjustment expenses ("LAE") incurred increased $27,980 or 17.8% during the third quarter of 2000 as compared to the same period a year ago. The increase was attributable to higher incurred losses on Massachusetts business, which was the direct result of the increased personal automobile direct premiums earned discussed earlier and an increase in losses and LAE assumed from C.A.R. Losses and LAE incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") increased to 77.3% for the third quarter of 2000 compared to 70.7% for the third quarter of 1999. The increase in the loss ratio was due to a combination of factors including an additional $5,000 charge recorded due to the insolvency of Trust; an increase in reported residual market losses from previous quarters; and, higher losses primarily due to increases in physical damage claims countrywide. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on Massachusetts personal automobile was 67.6% for the third quarter of 2000 compared to 61.1% for the same period a year ago. The commercial automobile pure loss ratio increased to 61.6% during the third quarter 2000 as compared to 55.2% for the same period a year ago. This increase was primarily due to worse experience in the business assumed from C.A.R. during this period. For homeowners (gross of reinsurance), the pure loss ratio was 38.8% during the third quarter of 2000 as compared to 43.4% for the same period a year ago. This decrease was primarily the result of fewer claims for Massachusetts homeowner business due to favorable weather conditions and favorable development in the homeowners property area during the third quarter of 2000. Pure loss ratios of subsidiaries in other states increased to 67.2% during the third quarter of 2000 as compared to 59.6% for the same period a year ago. This increase was due primarily to increases in the severity of bodily injury claims and higher homeowner catastrophe losses.

Policy Acquisition Costs

	Policy acquisition costs expensed increased by $2,360 or 3.9% during the third quarter of 2000 as compared to the same period a year ago. As a percentage of net premiums written, underwriting expenses for the insurance companies (on statutory basis) decreased to 26.6% for the third quarter of 2000 as compared to 27.6% for the same period a year ago. The decrease, as compared to the same period a year ago, was primarily attributable to lower direct commission expense, as a percentage of net premiums written, associated with a decrease in Massachusetts mandated minimum commissions, in addition to a $1,500 decrease in the provision for accrued contingent commissions combined with a $1,358 decrease in underwriting expenses assumed from C.A.R. were offset by a $4,900 charge representing company's allocation from the Massachusetts Insurers Insolvency Fund ("MIIF") for the Trust insolvency.

Income Taxes

	The Company's effective tax rate was 16.3% for the third quarter of 2000 as compared to 19.8% for the same period a year ago. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends received deduction. The lower effective tax rate for the third quarter of 2000 was the result of the higher underwriting loss coupled with the tax exempt interest and the dividends received deduction comprising a greater portion of earnings before taxes.

The Commerce Group, Inc. and Subsidiaries

Minority Interest

	As a result of the joint venture with AAA Southern New England ("AAA SNE") and the acquisition of American Commerce, the Company's interest in ACIC Holding Co., Inc., through Commerce, a wholly-owned subsidiary of Commerce Holdings, Inc. ("Commerce Holdings"), is represented by ownership of 80% of the outstanding shares of common stock at September 30, 2000. AAA SNE maintains a 20% common stock ownership. The minority interest in net loss of subsidiary of $348 included in these consolidated financial statements for the third quarter of 2000 represents 20% of the net loss during the third quarter for ACIC Holding Co., Inc. which is calculated after the $2,310 preferred stock dividend paid to Commerce.

Net Earnings

Net earnings decreased $7,576 or 28.3% to $19,365 during the third quarter of 2000 as compared to $27,021 for the same period a year ago. Operating earnings, which exclude the after-tax impact of net realized investment gains, decreased $8,134 or 31.4% to $17,791 ($0.52 per share) during the third quarter of 2000 as compared to $25,925 ($0.75 per share) for the same period a year ago, both as a result of the factors previously mentioned. Adjusting for the Trust insolvency, operating earnings would have been $24,226 (0.71 per share) for the third quarter of 2000.

The Commerce Group, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999
(Thousands of Dollars Except Per Share Data)


Premiums

	The following table compares direct premiums written, net premiums written and earned premiums for the nine months ended September 30, 2000 and 1999:

(Dollars in thousands)
                                                      Nine Months Ended September 30,
                                                  2000       1999      Change    % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts........  $658,900   $583,500   $ 75,400     12.9%
  Personal Automobile in All Other States.....    77,409     68,711*     8,698     12.7
  Commercial Automobile in Massachusetts......    31,750     27,406      4,344     15.9
  Homeowners in Massachusetts.................    48,495     45,161      3,334      7.4
  Homeowners in All Other States..............    12,482     10,656*     1,826     17.1
  Other Lines in Massachusetts................    11,237      9,850      1,387     14.1
  Other Lines in All Other States.............       322        231*        91     39.4
     Total Direct Premiums Written............  $840,595   $745,515   $ 95,080     12.8%

Net Premiums Written:
  Direct Premiums.............................  $840,595   $745,515*  $ 95,080     12.8%
  Assumed Premiums from C.A.R.................    60,736     69,821     (9,085)   (13.0)
  Ceded Premiums to C.A.R.....................   (52,152)   (52,319)       167     (0.3)
  Ceded Premiums to Other than C.A.R..........   (58,906)   (41,300)   (17,606)    42.6
     Total Net Premiums Written...............  $790,273   $721,717   $ 68,556      9.5%

Earned Premiums:
  Personal Automobile in Massachusetts........  $524,182   $467,386   $ 56,796     12.2%
  Personal Automobile in All Other States.....    74,502     66,830*     7,672     11.5
  Commercial Automobile.......................    23,596     21,695      1,901      8.8
  Homeowners in Massachusetts.................    12,819     12,458        361      2.9
  Homeowners in All Other States..............     3,042      9,013*    (5,971)   (66.2)
  Other Lines in Massachusetts................     2,494      2,358        136      5.8
  Other Lines in All Other States.............       183        148*        35     23.6
  Assumed Premiums from C.A.R.................    58,744     63,262     (4,518)    (7.1)
  Assumed Premiums from Other than C.A.R......       211        180         31     17.2
     Total Earned Premiums....................  $699,773   $643,330   $ 56,443      8.8%

  Earned Premiums in Massachusetts............  $563,091   $503,897   $ 59,194     11.7%
  Earned Premiums-Assumed.....................    58,955     63,442     (4,487)    (7.1)
  Earned Premiums in All Other States.........    77,727     75,991*     1,736      2.3
     Total Earned Premiums....................  $699,773   $643,330   $ 56,443      8.8%

  * Includes eight month results of American Commerce since the January 29, 1999 acquisition.

The Commerce Group, Inc. and Subsidiaries

	The $75,400 or 12.9% increase in Massachusetts personal automobile direct premiums written resulted primarily from increases of 5.9% and 7.9%, in the number of Massachusetts personal automobile exposures for liability and physical damage coverage, respectively, coupled with increases of 7.7% and 2.4% in the average premium rate per exposure for Massachusetts personal automobile liability and physical damage exposures, respectively.

The increase in Massachusetts personal automobile exposures, as depicted in Note 12 of Notes to Unaudited Consolidated Financial Statements, is primarily attributable to increased business resulting from the insolvency of Trust, a Massachusetts personal automobile insurance writer. The above percentage changes for the first nine months of 2000 were primarily the result of rate modifications in the individual coverage components in the 2000 state mandated average rate increase, combined with changes in the Company's safe driver rate deviations. The combination of these factors resulted in a 6.5% increase in the average personal automobile premium per exposure for the nine months of 2000 as compared to 8.9% during the first nine months of 1999. Despite the 2000 state mandated average rate increase of only 0.7%, the Company's increase in the average personal automobile premium per exposure was primarily due to the above noted changes coupled with the fact that the rate decision does not anticipate purchases of new automobiles in the year in which the rate decision applies and the Company's mix of personal automobile business differs from that of the industry. In 2000, the Company offered its customers safe driver deviations of 6.0% to drivers with SDIP classifications of Step 9 and 2.0% for Step 10 (8.0% for Step 9 and 3.0% for Step 10 in 1999).

	The AAA affinity group discount for 2000 was established at 6.0%, which was unchanged from 1999. In 2000, for drivers who qualify, the Company's AAA affinity group discount and safe driver deviations can be combined for up to an 11.6% reduction (13.5% in 1999) from state mandated rates.

The $8,698 or 12.7% increase in other states personal automobile direct premiums written was primarily attributable to American Commerce whose year to date 2000 results reflect a full nine months as compared to eight months in 1999. Personal automobile direct premiums written by American Commerce for the first nine months of 2000 were $58,638 as compared to $52,193 for the eight month period ended September 30, 1999. Personal automobile direct premiums written for Commerce West increased $2,253 or 13.6% to $18,771 during the nine months of 2000 as compared to $16,518 during the same period a year ago. Both American Commerce and Commerce West write predominantly personal automobile insurance. American Commerce writes personal automobile insurance in 24 states while Commerce West writes personal automobile insurance in the state of California. Both companies target preferred insurance risks, however Commerce West has initiated a non-standard auto product, which is the prime reason for their growth.

Direct premiums written for Massachusetts commercial automobile insurance increased by $4,344 or 15.9%, due primarily to an increase of approximately 9.7% in the number of policies written and by a 5.6% increase in the average commercial automobile premium per policy.

Direct premiums written for Massachusetts homeowners insurance, increased by $3,334 or 7.4% due primarily to a 12.3% increase in the number of policies written offset by a 4.2% decrease in the average premium per policy. The $1,826 increase in other states homeowners insurance was primarily the result of American Commerce premiums being written for nine months in 2000 versus eight months in 1999.

The Commerce Group, Inc. and Subsidiaries

		The $68,556 or 9.5% increase in net premiums written was due to the growth in direct premiums written as described above offset primarily by a
$9,085 or 13.0% decrease in premiums assumed from C.A.R. and an increase of
$17,606 or 42.6% in premiums ceded to reinsurers other than C.A.R. during the first nine months of 2000 as compared to the first nine months of 1999.  The increase in premiums ceded to reinsurers other than C.A.R. was a result of
American Commerce joining the quota-share reinsurance program effective
January 1, 2000 and increases in Massachusetts homeowners premiums.  An unearned premium transfer of approximately $6.0 million occurred effective
January 2000.

	The $56,443 or 8.8% increase in earned premiums during the nine months of 2000 as compared to the first nine months of 1999 was primarily attributable to increases to the average rates per exposure coupled with the increases to exposures for Massachusetts personal automobile liability and physical damage, mentioned previously. This resulted in a $59,194 or 11.7%, increase for Massachusetts earned premiums. The primary remaining components
were a $1,316 or 2.2%	 increase attributable to American Commerce, a $420 or
2.6% increase in earned premiums from Commerce West offset by a $4,518 or 7.1% decrease in earned premiums assumed from C.A.R. The increase in earned premiums for American Commerce is primarily attributable to the nine months results in 2000 versus the eight month results in 1999, net of the effects of reinsurance.

Investment Income

	Net investment income is affected primarily by the composition of the Company's investment portfolio. The following table summarizes the composition of the Company's investment portfolio, at cost, at September 30, 2000 and 1999 (The Company investment portfolio, at market is shown in the table found on page 25):

Investments, at cost                                         September 30,
(Dollars in thousands)                                      % of                  % of
                                                 2000      Invest.     1999      Invest.
   Fixed maturities (GNMA & FNMA mortgage-
     backed bonds, Corporate bonds, U.S.
     Treasury bonds and notes and Tax-
     exempt state and municipal bonds)......  $  664,570    47.9%   $  683,856    51.3%

   Preferred stocks.........................     223,653    16.1       231,452    17.4

   Investments in closed-end
     preferred stock mutual funds...........     319,166    23.0       238,606    17.9
   Other equity securities..................      94,580     6.8        82,205     6.2
       Total common stocks..................     413,746    29.8       320,811    24.1
       Total equities.......................     637,399    45.9       552,263    41.5

   Mortgages and collateral loans (net of
     allowance for possible loan losses)....      52,645     3.8        70,062     5.2
   Cash and short-term investments..........      11,029     0.8        13,296     1.0
   Other investments........................      22,200     1.6        13,229     1.0
       Total investments....................  $1,387,843   100.0%   $1,332,706   100.0%

The Company's investment strategy is to maximize after-tax investment income through high quality securities coupled with acquiring equity investments which may forgo current investment yield in favor of potential higher yielding future capital appreciation.

The Commerce Group, Inc. and Subsidiaries

		As depicted in the accompanying table, nine month 2000 net investment income increased $5,668 or 8.7%, compared to the same period in 1999, principally as a result of an increase in average invested assets (at cost).
Net investment income as a percentage of total average investments was 6.9% in the first nine months of 2000 and 6.8% in the same period of 1999.  Net investment income after tax as a percentage of total average investments was
5.7% in both the first nine months of 2000 and 1999.

Investment Return                                         At September 30,
(Dollars in thousands)                             2000                  1999
   Average month-end investments (at cost)..    $1,371,730            $1,286,272
   Net investment income....................        71,008                65,340
   Net investment income after-tax..........        58,657                54,574
   Net investment income as a percentage
     of average net investments (at cost)...           6.9%                  6.8%
   Net investment income after-tax as a
     percentage of average net
     investments (at cost)..................           5.7%                  5.7%

Amortization of Excess of Book Value of Subsidiary Interest over Cost

As a result of the acquisition of American Commerce, the amount representing the excess of the fair value of the net assets acquired over the purchase price at January 29, 1999 was $16,465. The amount is being amortized into revenue on a straight-line basis over a five-year period. The amount amortized into revenue increased $491 or 23.9% in the first nine months of 2000 to $2,542 as compared to the same period in 1999. The increase is partially attributable to the nine months of amortization during the first half of 2000 versus the eight months of amortization during the first half of 1999 and due to minor adjustments, in the excess of book value of subsidiary interest over cost, allowable up to one year following the completion of the acquisition.

Investment Gains and Losses

	Net realized investment gains totaled $2,749 during the first nine months of 2000 as compared to net realized investment gains of $7,831 during the same period in 1999. A significant portion of the net realized gains in 2000 was the result of sales of preferred stocks and common stocks offset by realized losses attributable to the sale of mortgage loans and net realized losses on the sale of non-taxable bonds and on the maturity of GNMA's. Net realized gains during the nine months of 1999 were primarily the result of sales of common stock offset by losses in the sales of non-taxable bonds, preferred stock, and on the maturity of GNMA's.

The Commerce Group, Inc. and Subsidiaries

Loss and Loss Adjustment Expenses

	Losses and loss adjustment expenses ("LAE") incurred increased $62,125 or 13.1% during the first nine months of 2000 as compared to the same period a year ago. The increase was attributable to higher incurred losses on Massachusetts business, which was the direct result of the increased personal automobile earned premiums discussed earlier, increased computer services expenses due to fewer expenses in 1999 as a result of a terminated computer services contract, and increases in losses and LAE assumed from C.A.R. Losses and LAE incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") increased to 77.0% for the first nine months of 2000 compared to 74.3% for the first nine months of 1999. The loss ratio was adversely impacted by an $8,000 charge due to the insolvency of Trust. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on Massachusetts personal automobile was 68.0% for the first nine months of 2000 compared to 66.6% for the same period a year ago. This slight increase was primarily due to by higher physical damage losses. The commercial automobile pure loss ratio increased to 61.7% during the first nine months of 2000 as compared to 60.1% for the same period a year ago. For homeowners (gross of reinsurance), the pure loss ratio was 39.6% during the first nine months of 2000 as compared to 38.1% for the same period a year ago. Pure loss ratios of subsidiaries in other states increased to 64.0% during the first nine months of 2000 as compared to 60.2% for the same period a year ago.

Policy Acquisition Costs

	Policy acquisition costs expensed increased by $2,052 or 1.2% during the first nine months of 2000 as compared to the same period a year ago. As a percentage of net premiums written, underwriting expenses for the insurance companies (on statutory basis) decreased to 24.2% for the first nine months of 2000 as compared to 26.1% for the same period a year ago. The decrease was primarily attributable to lower direct commission expense, as a percentage of net premiums written, associated with a decrease in Massachusetts mandated minimum commissions, an $8,000 decrease in the provision for accrued contingent commissions and a $2,281 decrease in underwriting expenses assumed from C.A.R. offset by increased business, M.I.I.F. charges and lower prior year computer services expenses.

Income Taxes

The Company's effective tax rate was 15.6% for the first nine months of 2000 as compared to 17.6% for the same period a year ago. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends received deduction. The lower effective tax rate for the first nine months of 2000 was the result of the higher underwriting loss coupled with the tax-exempt interest and the dividends received deduction comprising a greater portion of earnings before taxes.

Minority Interest

	As a result of the joint venture with AAA Southern New England ("AAA SNE") and the acquisition of American Commerce, the Company's interest in ACIC Holding Co., Inc., through Commerce, a wholly-owned subsidiary of Commerce Holdings, Inc. ("Commerce Holdings"), is represented by ownership of 80% of the outstanding shares of common stock at September 30, 2000. AAA SNE maintains a 20% common stock ownership. The minority interest in net loss of subsidiary of $638 included in these consolidated financial statements for the first nine months of 2000 represents 20% of the net losses for ACIC Holding Co., Inc. which is calculated after the $6,810 preferred stock dividend was paid to Commerce.

The Commerce Group, Inc. and Subsidiaries

Net Earnings

	Net earnings decreased $3,879 or 6.0% to $60,615 during the first nine months of 2000 as compared to $64,494 for the same period a year ago. Operating earnings, which exclude the after-tax impact of net realized investment gains, decreased $576 or 1.0% to $58,828 ($1.72 per share) during the first nine months of 2000 as compared to $59,404 ($1.69 per share) for the same period a year ago, both as a result of the factors previously mentioned. Adjusting for the Trust insolvency, operating earnings would have been $67,213 (1.96 per share) for the first nine months of 2000.

The Commerce Group, Inc. and Subsidiaries

Liquidity and Capital Resources

	The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page 3 and the Consolidated Statements of
Cash Flows on pages 5 and 6.  Stockholders' equity increased by $49,695 or
7.7%, during the first nine months of 2000 as compared to December 31, 1999.
The increase resulted from $60,615 in net earnings and by changes in other comprehensive income, net of income taxes, on fixed maturities and preferred and common stocks of $26,225, offset by dividends paid to stockholders of
$29,374 and Treasury Stock purchased of $7,771. Total assets at September
30, 2000 increased $198,939 or 10.6% to $2,070,411 as compared to total assets of $1,871,472 at December 31, 1999.  The majority of this growth is reflected in an increase of invested assets, at market value, of $76,862 or
6.1%, of $73,792 or 37.8% in premiums receivable, a $13,769 or 14.0%
increase in deferred policy acquisition costs, a $13,718 or 28.4% increase
in receivable from reinsurers and by	 a	 20,798 or 8.0% increase in all other
assets combined.  The increase to premiums receivable is attributable to increased Massachusetts business.  The increase in invested assets is primarily attributable to increases to the Company's holdings of closed-end preferred stock mutual funds as shown in the table below.

	The Company's investment portfolio, at market, is shown on the following table as of September 30, 2000 and December 31, 1999 (for investments, at cost, refer to the table found on page 14):

                                                 September 30,          December 31,
Investments, at market                                     % of                  % of
(Dollars in thousands)                           2000      Invest.     1999      Invest.
   Fixed maturities (GNMA & FNMA mortgage-
     backed bonds Corporate bonds, U.S.
     Treasury bonds and notes Tax-
     exempt state and municipal bonds)....    $  659,715    49.0%   $  647,338    51.0%

   Preferred stocks.......................       206,881    15.4       211,049    16.6

   Investment in closed-end
     preferred stock mutual funds.........       289,710    21.5       224,120    17.7
   Other equity securities................       102,334     7.6        77,347     6.1
       Total common stocks................       392,044    29.1       301,467    23.8
       Total equities.....................       598,925    44.5       512,516    40.4

   Mortgages and collateral loans (net of
     allowance for possible loan losses)..        52,645     3.9        72,451     5.7
   Cash and short-term investments........        11,029     0.8        22,535     1.8
   Other investments......................        23,527     1.8        14,139     1.1
       Total investments..................    $1,345,841   100.0%   $1,268,979   100.0%

The Commerce Group, Inc. and Subsidiaries

	The Company's fixed maturity portfolio is comprised of GNMAs and FNMA mortgage backed bonds (10.8%), municipal bonds (74.7%), corporate bonds (14.0%) and U.S. Treasury bonds (0.5%). As of September 30, 2000, the book value of the Company's fixed maturity portfolio exceeded its market value by $4,855($3,156 after taxes, or $0.09 per share). The cost of the Company's preferred stocks exceeded market value by $16,772 ($10,902 after taxes, or $0.32 per share). The cost of the Company's common stocks exceeded market value by $21,702 ($14,106 after taxes, or $0.41 per share).

	Preferred stocks decreased $4,168 or 2.0% and common stocks (primarily composed of closed-end preferred stock mutual funds) increased $90,577 or 30.0%, during the first nine months of 2000 primarily as a result of the Company's investment strategy. The Company's strategy is to maximize after-tax investment income through high quality securities coupled with acquiring equity investments which may forego current investment yield in favor of potential higher yielding capital appreciation in the future.

	The Company's liabilities totaled $1,373,402 at September 30, 2000 as compared to $1,223,650 at December 31, 1999. The $149,752 or 12.2% increase was comprised of an increase of $58,398 or 8.7% in loss and loss adjustment expense reserves, an increase of $100,223 or 21.9% in unearned premiums, offset by a decrease of $6,206 or 18.5% in contingent commissions accrued and a decrease of $1,649 or 15.3% in excess of book value of subsidiary interest over cost (formerly referred to as Negative Goodwill) associated with the January 29, 1999 acquisition of American Commerce. The net effect of all other liabilities decreased $1,014 or 2.1%. The significant increase to the Company's unearned premiums was attributable to the increased Massachusetts business during the second and third quarters of 2000. The decrease in contingent commissions is primarily due to $18,205 in payments to agents offset by current year accruals which are lower than 1999 accruals.
	The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments as reflected in the Consolidated Statements of Cash Flows on pages 5 and 6.

	The Company's operating activities provided cash of $87,517 in the first nine months of 2000, as compared to $87,208 during the same period a year ago. These cash flows were primarily impacted by the fact that while premiums collected increased $64,915 or 9.9% in the first nine months of 2000, losses and LAE paid increased $40,445 or 9.0%, policy acquisition costs paid increased $14,126 or 7.8%, and federal income tax payments increased $13,665 or 87.8% in the first nine months of 2000 as compared to the same period a year ago. The increase in premiums was primarily the result of the increases to both liability (5.9%) and physical damage (7.9%) exposures combined with an average overall rate increase in premium per exposure of 6.5%.

	The increase in net losses and LAE paid amounted to $40,445 or 9.0% as
compared to the same period a year ago.   This increase	 resulted primarily
from an increase in incurred losses on Massachusetts business and an increase from Other than Massachusetts business. The increase in incurred losses on Massachusetts business is primarily attributable to higher private passenger automobile collision and property damage payments and slightly higher private passenger automobile bodily injury payments. The increase in incurred losses on Other than Massachusetts business is primarily attributable to nine months of activity for the period ended September 30, 2000 versus activity for the eight months for the period ended September 30, 1999 for American Commerce.

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

	Cash flows used in financing activities totaled $37,145 during the first nine months of 2000 compared to $65,632 during the same period a year ago. The 2000 cash flows used in financing activities consisted of $29,374 in dividends paid to stockholders and $7,771 used to purchase 299,700 shares of Treasury Stock under the Company's stock buyback programs. The 1999 cash flows used in financing activities consisted of dividends paid to stockholders of $29,021 and $36,611 used to purchase 1,366,2000 shares of Treasury Stock.

	The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. The carrying value (at market) of total investments at September 30, 2000 was $1,345,841. At September 30, 2000, the Company held cash and short-term investments of $11,029 (net of outstanding checks of $37,796). These funds provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company also relies upon dividends from its subsidiaries for its cash requirements. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders may, within certain limitations, pay such dividends and then file a report with the Commissioner. Dividends in excess of these limitations are called extraordinary dividends. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards to policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 2000 and 1999.

	Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns, to optimize tax planning and to realize gains. This practice will continue in the future.

	Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's annualized statutory premiums to surplus ratio was 1.82 to 1.00 and 1.67 to 1.00 for the period ended September 30, 2000 and 1999, respectively.

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

The Commerce Group, Inc. and Subsidiaries

	In early 1999, Commerce, a subsidiary of the Company, invested $90,800 in the joint venture (ACIC Holding Co., Inc.) to fund the American Commerce acquisition and to capitalize the joint venture that is owned together with AAA SNE. Of this $90,800, Commerce invested $90,000 in the form of preferred stock and an additional $800 representing its 80% common stock ownership. The terms of the preferred stock call for quarterly cash dividends at the rate of 10% per annum. In the event cash dividends cannot be paid, additional preferred stock will be issued. (Additional preferred stock was issued in the second and third quarters of 2000.) AAA SNE invested $200 representing its 20% common stock ownership. Commerce consolidates ACIC Holding Co., Inc. and it's wholly-owned subsidiary, American Commerce, for financial reporting and tax purposes. Since 1995, Commerce has maintained an affinity group marketing relationship with AAA Insurance Agency, Inc., a subsidiary of AAA SNE. AAA Insurance Agency, Inc. has been an agent of Commerce since 1985.


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

The Commerce Group, Inc. and Subsidiaries

	As part of its investing activities, the Company assumes positions in fixed maturity, stock, short-term and cash equivalents markets. The Company is, therefore, exposed to the impacts of interest rate changes in the market value of investments. For 2000, the Company's exposure to interest rate changes and equity price risk has been estimated using sensitivity analysis. The interest rate impact is defined as the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks. The equity price risk is defined as a hypothetical change of plus-or-minus 10% in the fair value of common stocks. Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. Based on the results of the sensitivity analysis at September 30, 2000 and 1999, the Company's estimated market exposure for a 200 basis point increase (decrease) in interest rates were calculated. A 200 basis point increase results in a decrease in the market value of the fixed maturities and preferred stocks of $92,081 and $84,868 respectively. A 200 basis point decrease results in an increase in the market value of the same securities of $53,676 and $47,208 respectively. The equity price risk impact at September 30, 2000 and 1999, based upon a 10% increase in the fair value of common stocks, would be an increase of $39,204 and $30,355 respectively.
Based upon a 10% decrease, common stocks would decrease $39,204 and $30,355 respectively. Long-term interest rates (30-year Treasury Bond) were 5.87% at September 30, 2000 and 6.06% at September 30, 1999. Long-term interest rates (30-year Treasury Bond) increased to 6.48% at December 31, 1999 from 5.08% at December 31, 1998.

Stock Buyback and Dividends

	The Company purchased 299,700 shares of Treasury Stock under the stock buyback program during the first nine months of 2000 increasing total shares of Treasury Stock to $3,940,148 at September 30, 2000. At September 30, 2000, the Company has authority to purchase approximately 1.2 million additional shares under the previously announced stock buyback program.

	On September 15, 2000, the Company paid a quarterly dividend of $0.29 to stockholders of record as of September 1, 2000. The Company increased its quarterly dividend to stockholders from $0.28 to $0.29 during the second quarter of 2000.

Recent Accounting Developments

	During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133") effective for financial statements issued for fiscal years beginning after June 15, 1999. Subsequently, during 1999, FASB issued Financial Accounting Standards No. 137 "Deferral of the Effective Date of FASB Statement 133" ("FASB 137"). The adoption date was delayed to fiscal years beginning after June 15, 2000. The Company had no derivative or hedging activity during the nine months of 1999 and 2000.

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

Massachusetts Insurers Insolvency Fund

	All of the insurers writing the types of insurance covered by the M.I.I.F. are M.I.I.F. members. M.I.I.F. is obligated to pay any unpaid claim, up to $300,000, against an insolvent insurer if the claim existed prior to the declaration of insolvency or arose within 60 days thereafter. M.I.I.F. assesses members the amounts necessary to pay both its obligations and the expenses of handling covered claims. Subject to certain limitations, assessments are made in the proportion that each member's net written premiums for the preceding calendar year for all property and casualty lines of business bore to the corresponding net written premiums for all members for the same period. During the third quarter of 2000, the Company recorded a $4.9 million charge representing the Company's allocation from M.I.I.F. for the Trust insolvency. Trust was declared insolvent in July 27, 2000 and subsequently placed into liquidation on August 2, 2000. The statute that established M.I.I.F. also provides for the recoupment by insurers of amounts paid to M.I.I.F. Historically, the Commissioner has allowed insurers to recoup the amounts they paid M.I.I.F. through rate increases.

The Commerce Group, Inc. and Subsidiaries


PART II - OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)    Form 8-K - none filed during the third quarter of 2000.




















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



(a)    Form 8-K - none filed during the third quarter of 2000.

















SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE COMMERCE GROUP, INC.







                                      Randall V. Becker
                           Treasurer and Chief Accounting Officer