Form 10-K
period 2000-12-31
COMMERCE GROUP INC /MA
filed 2001-03-28
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2001, was approximately $673,669,748.

As of March 23, 2001, the number of shares outstanding of the registrant's common stock (exclusive of treasury shares) was 33,753,352.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II of this Form 10-K incorporate by reference information from the registrant's annual report to stockholders for the fiscal year ended December 31, 2000 (the "2000 Annual Report"). The 2000 Annual Report, except for portions thereof, which have been specifically incorporated by reference, shall not be deemed "filed" as part of this Form 10-K.

Portions of the registrant's definitive Proxy Statement for its annual meeting of stockholders, which the Company intends to file within 120 days after the end of the registrant's fiscal year ended December 31, 2000, are incorporated by reference into Part III hereof as provided therein.


TABLE OF CONTENTS

                                                                                        Page
Glossary of Selected Insurance Terms................................................      3

Part I

Item 1.     Business................................................................      7
            A.    General...........................................................     11
            B.    Commonwealth Automobile Reinsurers................................     14
            C.    Marketing.........................................................     16
            D.    Underwriting......................................................     17
            E.    Reinsurance.......................................................     19
            F.    Settlement of Claims..............................................     21
            G.    Loss and Loss Adjustment Expense Reserves.........................     22
            H.    Operating Ratios..................................................     25
            I.    Investments.......................................................     26
            J.    Regulation........................................................     28
            K.    Competition.......................................................     33
            L.    Other Matters.....................................................     34
Item 2.     Properties..............................................................     35
Item 3.     Legal Proceedings.......................................................     35
Item 4.     Submission of Matters to a Vote of Security Holders.....................     35
Item 4A.    Executive Officers of the Registrant....................................     35

Part II

Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters....     37
Item 6.     Selected Financial Data.................................................     38
Item 7.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations..................................................     38
Item 7a.    Qualitative and Quantitative Disclosures about Market Risk..............     38
Item 8.     Financial Statements and Supplementary Data.............................     38
Item 9.     Changes in and Disagreements with Independent Auditors on Accounting
             and Financial Disclosure...............................................     38

Part III

Item 10.    Directors and Executive Officers of the Registrant......................     38
Item 11.    Executive Compensation..................................................     38
Item 12.    Security Ownership of Certain Beneficial Owners and Management..........     39
Item 13.    Certain Relationships and Related Transactions..........................     39

Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.........     39
            Signatures..............................................................     40
            Index to Financial Statement Schedules..................................     43
            Index to Exhibits.......................................................     54

GLOSSARY OF SELECTED INSURANCE TERMS

Affinity group marketing program... An "affinity  group  marketing  program"  is any system, design or plan whereby motor vehicle or homeowner
insurance is afforded to employees of an employer or to
members of a trade union, association or organization in
accordance with those provisions of M.G.L. c. 175, s.
193R, distinguishing such plans from a "mass-
merchandising plan".

Specifically, an affinity group marketing program contemplates the issuance of such insurance through other than standard policies that preclude individual underwriting, contains an option to continue coverage by a standard policy upon termination of employment or membership, restricts cancellation, requires the continuance of certain participation in ways not applicable to standard policies, and provides for the downward modification of rates based upon the experience of the insured group.

Assumed premiums................... Premiums acquired or allocated to an insurer  other than through its independent agencies.

Best's............................. A.M. Best Company, Inc. is a  rating agency reporting on the financial condition of insurance companies. A.M.
Best's statistics cited in this Form 10-K are based upon
information voluntarily submitted to it by insurers. The
Company is aware of at least one former Massachusetts
domestic insurer that has not submitted data to Best's
and therefore may not be reflected in Best's market
share statistics.

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

Commissioner....................... The Commissioner of the Division of Insurance of the
Commonwealth of Massachusetts.

Commonwealth Automobile
Reinsurers ("C.A.R.").............. C.A.R. is a Massachusetts mandated reinsurance mechanism, under which all premiums, expenses and losses on ceded
business are shared by all insurers. It is similar to a
joint underwriting association because a number of
insurers (43 in 2000) act as Servicing Carriers for the
risks it insures.







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

Safe Driver Insurance Plan ("SDIP") A program  mandated  by  Massachusetts  state  law  that encourages safe driving by rewarding drivers who do not
cause an accident, or incur a traffic law violation and
by charging high risk drivers a greater amount of
premiums.  Under SDIP, drivers incur surcharge points
for traffic violations and at-fault accidents.  Drivers
also earn credit points for each incident free year.
Drivers begin at a starting or neutral SDIP Step 15.
Drivers can earn credits down to SDIP Step 9, the lowest
step for good drivers, and incur surcharge points up to
SDIP Step 35, the highest step for bad drivers.  The
SDIP is set to be revenue neutral industry-wide, wherein
credits received by good drivers are offset with
surcharges paid by bad drivers.






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

PART I

ITEM 1. BUSINESS

The Commerce Group, Inc. (the "Company"), was incorporated in 1976. The Company is engaged in providing personal and commercial property and casualty insurance primarily in Massachusetts through it's principal subsidiary, The Commerce Insurance Company ("Commerce"), which was incorporated in 1971. The Company's predominant insurance line is motor vehicle insurance, primarily covering personal automobiles. The Company also offers commercial automobile, homeowners, inland marine, fire, general liability and commercial multi-peril insurance. The Company also writes insurance in California and Oregon through Commerce West Insurance Company ("Commerce West"), a personal automobile insurer located in Pleasanton, California, which was acquired on August 31, 1995. Additionally, the Company writes insurance through American Commerce Insurance Company ("American Commerce"), which it acquired on January 29, 1999. Located in Columbus, Ohio, American Commerce, is a wholly-owned subsidiary of ACIC Holding Co., Inc. with policies in 25 states and licenses in several others. In November of 1998, Commerce formed ACIC Holding Co., Inc., in a joint venture with AAA Southern New England ("AAA SNE") and invested $90,800,000 to fund the acquisition of the Automobile Club Insurance Company whose name was changed to American Commerce upon completion of the acquisition. Commerce invested $90,000,000 in the form of preferred stock and an additional $800,000 representing an 80% common stock ownership. AAA SNE invested $200,000 representing a 20% common stock ownership. The terms of the preferred stock call for Commerce to receive quarterly cash dividends at the rate of 10% per annum from ACIC Holding, Co., Inc. In the event cash dividends cannot be paid, additional preferred stock will be issued. Since 1995, Commerce has maintained an affinity group marketing relationship with AAA Insurance Agency, Inc., a subsidiary of AAA SNE. AAA Insurance Agency, Inc. has been a licensed insurance agent of Commerce since 1985. In addition to the property and casualty insurance business, the Company originates residential and commercial mortgages, within Massachusetts and on a limited basis, Connecticut and operates an insurance agency dealing in a full line of insurance products, including those of the Company.

The Company's business strategy is to focus its insurance activities primarily on the personal automobile market. The Company has over 968,000 polices in force, over 825,000 throughout the Commonwealth of Massachusetts and over 143,000 in the 26 states served by Commerce West and American Commerce. The Company, through Commerce and Citation Insurance Company ("Citation"), wholly-owned subsidiaries of Commerce Holdings, Inc. ("CHI"), which is a wholly-owned subsidiary of the Company, has been the largest writer of personal property and casualty insurance in Massachusetts in terms of market share of direct premiums written since 1990. At year end 2000, the Company's Massachusetts private passenger automobile market share was 22.3% up from 21.3% in 1999. The Company is also one of the leading writers of commercial automobile insurance in the Commonwealth and the second largest writer of Massachusetts homeowners insurance. In addition, the Company's combined insurance companies were also ranked the 27th largest personal automobile insurance group in the country by A.M. Best Co., based on the most recently available direct premium written information. The accompanying table lists direct premiums written for the years ended December 31, 2000 and 1999 for Massachusetts and other states business:

Direct Premiums Written, Year Ended December 31, 2000 (Dollars in thousands)

                         Massachusetts  All Other States     Total      % of Total
Personal Automobile......   $827,180       $103,600      $  930,780       86.9%
Commercial Automobile....     43,243           -             43,243        4.0
Homeowners...............     65,662         16,498          82,160        7.7
Other Lines..............     14,860            606          15,466        1.4
         Total...........   $950,945       $120,704      $1,071,649      100.0%

Direct Premiums Written, Year Ended December 31, 1999 (Dollars in thousands)

                         Massachusetts  All Other States     Total      % of Total
Personal Automobile......   $731,329       $ 92,297      $  823,626       86.9%
Commercial Automobile....     36,616            -            36,616        3.9
Homeowners...............     59,981         14,378          74,359        7.8
Other Lines..............     13,027            521          13,548        1.4
         Total...........   $840,953       $107,196      $  948,149      100.0%

The Company attributes its success primarily to its strong relationships with professional independent agencies that provide quality business for the Company. Other factors that have been important to its success include an in-depth understanding of the Massachusetts regulatory and underwriting environments, advanced information systems, an extensive underwriting database and, beginning in 1995, the ability to compete in an affinity group marketing environment.

Because the Company offers its product lines only through independent agencies, its relationships with those agencies are critical to its continued success. The Company believes that it is the preferred provider for most of its agencies and that, as a result of such position, it has gained access to policyholders with average or above-average underwriting profit characteristics in its personal and commercial automobile insurance lines.
The Company carefully selects and retains agencies whose premium growth and loss ratio experience meet the Company's agency criteria, and devotes substantial resources to fostering and maintaining strong relationships with its existing agencies. The Company pays its agencies significant compensation in the form of profit sharing, which is based in part on the underwriting profits of the agency's business written with the Company. In addition, the Company occasionally sponsors incentive award trips to encourage agent profitability and growth. (Refer to Part I Item 1C - Marketing for the details.) Based upon agency surveys conducted several times a year, the Company believes it is attentive to the needs and requirements of its agencies. The Company emphasizes its commitment to the Massachusetts insurance market, its responsiveness in servicing claims and its internal support for agency operations, including direct billing of insureds, direct claim reporting, on-line inquiry systems for its agents and by providing competitively priced automobile insurance programs and products.

Massachusetts Business

The Company's focus on automobile and homeowners insurance primarily in Massachusetts (over 85% of total direct premiums written) has also been a factor in its success. The terms, conditions and mandated rates of personal automobile insurance are subject to extensive regulation. Because the Company has primarily served the Massachusetts market, it has both an in-depth understanding of this market and the ability to respond effectively to shifts in the state's regulatory and underwriting environments. Currently, the Company is required to accept virtually all automobile insurance business submitted to it by its agencies. The Company's ability to underwrite this business profitably, however, depends on its understanding of the risks in the business as well as its management of reinsurance through C.A.R.

The Company has actively pursued affinity group marketing programs since
1995. The primary purpose of affinity group marketing programs is to provide participating groups with a convenient means of purchasing private passenger automobile insurance through associations and employer groups. Emphasis is placed on writing larger affinity groups, although accounts with as few as 25 participants are considered. Affinity groups are eligible for rate discounts, which must be filed annually with the Division of Insurance. In general, the Company looks for affinity groups with mature/stable membership, favorable driving records and below average turnover ratios. Participants who leave the sponsoring group during the term of the policy are allowed to maintain the policy until expiration. At expiration, a regular Commerce policy may be issued at the insured's option.

Since the latter part of 1995, Commerce has been a leader in affinity group marketing through agreements with the four American Automobile Association Clubs of Massachusetts ("AAA clubs") offering discounts on private passenger automobile insurance to the clubs' members who reside in Massachusetts. A 6% discount was approved for policies effective January 1, 2001, which is the same as the discount for 2000. The AAA clubs discount can be combined with safe driver deviations for up to a 7.9% reduction from the 2001 state mandated rates. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and has been the primary reason for a 53.7% increase in the number of personal automobile exposures written by Commerce since year-end 1995 (the AAA affinity group program incepted in October of 1995). In 2000, total direct premiums written attributable to the AAA group business were $535,766,000 or 50.0% of the Company's total direct premiums written (64.8% of the Company's total Massachusetts personal automobile premium), an increase of 8.0% over 1999. Total exposures attributable to the AAA clubs group business were 559,696 or 64.5% of total Massachusetts's personal automobile exposures in 2000, as compared to 547,009 or 67.1% in 1999. Of the total Massachusetts automobile exposures written through the AAA affinity group program by the Company, approximately 12.2% were written through insurance agencies owned by the AAA clubs (8.3% of total Massachusetts automobile exposures). The remaining 87.8% of the AAA group program were written through the Company's network of independent agents (91.7% of total Massachusetts automobile exposures).

In regulatory group marketing programs, Massachusetts law allows two years to reach the required penetration level of 35%. Commerce has continued to maintain AAA member participation in excess of 35% through December 31, 2000, when it was estimated at 42.8%. This two year requirement was waived by the Massachusetts Legislature for 1999 and 2000. Waiving the penetration requirements allows insurance companies to continue offering group discounts without reaching the 35% level. There can be no assurance that Commerce's AAA penetration will not fall below 35% or, if it did, that Massachusetts would continue to waive the penetration requirement.

Commerce and the AAA clubs have agreed that Commerce shall be their exclusive underwriter of Massachusetts personal automobile group programs. Commerce and the AAA clubs have signed a rolling three year contract which renews automatically and may be terminated upon a minimum of three years written notice to either party.

Since 1996, the Company has offered its Massachusetts customers safe driver deviations to drivers with SDIP classifications of either Steps 9 or
10. Safe driver deviations are rate discounts based on the customer's driving record and resulting SDIP classification and must be approved annually by the Commissioner. Steps 9 and 10 are the two best driver SDIP classifications in Massachusetts, representing drivers with no at fault accidents and not more than one minor moving vehicle violation in the last six years. In response to the average personal automobile rate decisions over the last several years, the Company filed for and ultimately received approval to offer a SDIP Step 9 deviation of 2%. No deviation for Step 10 business for policies incepting in the 2001 calendar year was requested. During 2000, 55.1% and 14.0% of the Company's exposures were eligible for Step 9 and Step 10 deviations, respectively, versus 54.6% and 14.0%, respectively during 1999.

The Company's other than personal automobile products tend to be derived from its other two core product lines and therefore have had relatively predictable risk profiles. The Company offers a preferred risk homeowners product through Citation, which has an alternative pricing schedule for selected insured's meeting more restrictive underwriting guidelines. Citation also provides a separate rating tier for preferred commercial automobile business. Approximately 18% of the voluntary commercial automobile premium produced by its voluntary agents in 2000 was written by Citation. Citation also produced 45.9% of Massachusetts homeowner business based on direct written premium. The Company expects that these secondary rating tiers will continue to assist the Company in retaining its better commercial automobile and homeowner accounts. The Company also expects to further increase the percentage of commercial automobile business that can be retained voluntarily by the Company in 2001 and beyond.

The Company's long-term commitment to providing consistent markets for Massachusetts independent agencies, coupled with the withdrawal by several national companies from the Massachusetts personal automobile market, which occurred during the years 1987 through 1991, has been a significant factor in enabling the Company to increase and maintain its market share by contracting with agencies, which meet its agency criteria. The Company believes that Massachusetts's agencies are more likely to seek to develop and expand relationships with domestic insurers, which, like the Company, have a long-term commitment to the Massachusetts personal automobile market.

During the past few years, the Company has devoted substantial time and resources to the development of its current information systems, which enhanced both its underwriting and its agency support. Through the use of several customized software programs, the Company has the ability to analyze its internal historical underwriting data and use such information in making, in the Company's belief, more informed underwriting decisions. In particular, the Company believes that the amount and extent of detail data accumulated as a result of its share of the Massachusetts personal automobile market gives the Company a competitive advantage in determining which automobile risks to reinsure through C.A.R. The Company's information systems also enable it to provide extensive support to its agencies. This support includes a direct billing system, which covers over 98% of the Company's policyholders, an on-line inquiry system, which allows agencies to ascertain the status of pending claims and direct bill information and a system which allows Company agencies to quote premiums for the Company's three core product lines directly to policyholders. The Company has developed claims and direct bill inquiry, along with providing agents access to correspondence, manuals and reports via the Internet. During 2000, approximately 200 agents had access to this service and it is anticipated that this service will be available to all agents during 2001.

Other States Business

Direct premiums written in states other than Massachusetts by Commerce
West and American Commerce increased $13,508,000 or 12.6%. This increase was primarily attributable to American Commerce whose year to date 2000 results reflect a full twelve months as compared to eleven months in 1999, coupled with an approximate increase of $4,000,000 in direct premiums written by Commerce West. The growth from Commerce West is primarily attributable to non-standard automobile business. Commerce West began writing in this segment of the market in late 1999. American Commerce, which writes business in 25 states, wrote approximately 74% of its business in seven states. Commerce West's state writings and the seven states with the highest percentages of premiums written by American Commerce are shown in the following table:

                                                           % of Direct Premiums
            Company                 State                     Written by State
                                                              2000       1999
            Commerce West           California..............  99.1%     100.0%
                                    Oregon..................   0.9%        -
                                         Total.............. 100.0%     100.0%

            American Commerce       Arizona.................  21.5%      21.5%
                                    Ohio....................  11.6%       9.8%
                                    Rhode Island............  10.8%       9.0%
                                    Oregon..................  10.2%       9.9%
                                    Washington..............   8.1%       8.7%
                                    Oklahoma................   6.4%       6.3%
                                    Kentucky................   5.8%       5.6%
                                    Other states............  25.6%      29.2%
                                         Total.............. 100.0%     100.0%

The decrease in other states for American Commerce is primarily attributable to business in several states being moved to other insurance companies affiliated with the ownership of the agencies representing that business. This was especially noteworthy in Texas and New Mexico, where California State Automobile Association Inter-Insurance Bureau owned the agencies and decided to move the business to its wholly-owned insurance company subsidiary from American Commerce. These and some future moves were anticipated at the time the Company negotiated the acquisition of American Commerce.


Market Risk:  Interest Rate Sensitivity and Equity Price Risk

The Company's investment strategy emphasizes investment yield while maintaining investment quality. The Company's investment objective continues to focus on maximizing after-tax investment income through investing in high quality diversified investments structured to maximize after-tax investment income while minimizing risk. The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. Periodically, sales have been made from the Company's fixed maturity portfolio to actively manage portfolio risks, including credit-related concerns, to optimize tax planning and to realize gains. This practice will continue in the future.

In conducting investing activities, the Company is subject to, and assumes, market risk. Market risk is the risk of an adverse financial impact from changes in interest rates and market prices. The level of risk assumed by the Company is a function of the Company's overall objectives, liquidity needs and market volatility.

The Company manages its market risk by focusing on higher quality equity and fixed income investments, by periodically monitoring the credit strength of companies in which investments are made, by limiting exposure in any one investment and by monitoring the quality of the investment portfolio by taking into account credit ratings assigned by recognized rating organizations. Although the Company has significant holdings of various closed-end preferred stock mutual funds, these funds are comprised primarily of preferred stocks traded on national stock exchanges, thus limiting exposure to any one investment.

As part of its investing activities, the Company assumes positions in fixed maturity, equity, short-term and cash equivalents markets. The Company is, therefore, exposed to the impacts of interest rate changes in the market value of investments. The Company's exposure to interest rate changes and equity price risk has been estimated using sensitivity analysis. The interest rate impact is defined as the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks. The equity price risk is defined as a hypothetical change of plus-or-minus 10% in the fair value of common stocks. Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. Based on the results of the sensitivity analysis at December 31, 2000, the Company's estimated market exposure for a 200 basis point increase (decrease) in interest rates was calculated. A 200 basis point increase results in an $86,081,000 decrease in the market value of the fixed maturities and preferred stocks. A 200 basis point decrease results in a $55,235,000 increase in the market value of the same securities. The equity price risk impact at December 31, 2000, based upon a 10% increase in the fair value of common stocks and preferred stock mutual funds, would be an increase of $11,583,000 and $35,242,000, respectively. Based upon a 10% decrease, common stocks and preferred stock mutual funds would decrease $11,583,000 and $35,242,000, respectively. This analysis was further exemplified during 2000 as the Company experienced an increase in the market value of investments, net of taxes, of $36,490,000 reflected in the change in net accumulated other comprehensive income. Additionally, the Company had a $10,775,000 increase in investment income, net of taxes, due to an increase in value of the underlying securities in closed-end preferred stock mutual funds. In accordance with the equity method of accounting, the change in market value of the underlying preferred stocks held by the preferred stock mutual funds is recorded through the income statement. Long-term interest rates (30-year Treasury Bond) decreased to 5.46% at December 31, 2000 from 6.48% at December 31, 1999. The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions such as the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, reinvestment and replacement of asset and liability cash flows and others. While assumptions are developed based upon current economic conditions, the Company cannot provide any assurance as to the predictive nature of these assumptions. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that management might take in responding to or anticipating changes in interest rates.


A. General

Insurance Lines

Commerce and Citation, the Company's Massachusetts property and casualty insurance subsidiaries, currently have a combined Best's rating of A+ (Superior). Commerce West, and American Commerce currently have Best's ratings of A (Excellent). According to Best's, an insurer with a Superior rating has achieved superior overall performance and has shown the strongest ability to meet their policyholder and other contractual obligations when compared to the norms of the property and casualty insurance industry. An insurer with an Excellent rating has demonstrated, in Best's opinion, excellent overall performance when compared to standards developed by Best's.

The following table compares direct premiums written, net premiums written and earned premiums for the years ended December 31, 2000 and 1999:

(Dollars in thousands)
                                                      Years Ended December 31,
                                                  2000       1999     $ Change  % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts........$  827,180   $731,329   $ 95,851     13.1%
  Personal Automobile in All Other States.....   103,600     92,297*    11,303     12.2%
  Commercial Automobile in Massachusetts......    43,243     36,616      6,627     18.1%
  Homeowners in Massachusetts.................    65,662     59,981      5,681      9.5%
  Homeowners in All Other States..............    16,498     14,378*     2,120     14.7%
  Other Lines in Massachusetts................    14,860     13,027      1,833     14.1%
  Other Lines in All Other States.............       606        521*        85     16.3%
     Total Direct Premiums Written............$1,071,649   $948,149   $123,500     13.0%

Net Premiums Written:
  Direct Premiums.............................$1,071,649   $948,149*  $123,500     13.0%
  Assumed Premiums from C.A.R.................    81,659     87,241     (5,582)    (6.4%)
  Ceded Premiums to C.A.R.....................   (67,451)   (68,740)     1,289     (1.9%)
  Ceded Premiums to Other than C.A.R..........   (76,946)   (54,657)*  (22,289)    40.8%
     Total Net Premiums Written...............$1,008,911   $911,993   $ 96,918     10.6%

Earned Premiums:
  Personal Automobile in Massachusetts........$  714,972   $633,746   $ 81,226     12.8%
  Personal Automobile in All Other States.....   100,116     91,357*     8,759      9.6%
  Commercial Automobile in Massachusetts   ...    32,548     29,219      3,329     11.4%
  Homeowners in Massachusetts.................    17,364     16,830        534      3.2%
  Homeowners in All Other States..............     4,186     12,032*    (7,846)   (65.2%)
  Other Lines in Massachusetts................     3,434      3,190        244      7.6%
  Other Lines in All Other States.............       166        755*      (589)   (78.0%)
  Assumed Premiums from C.A.R.................    81,300     84,356     (3,056)    (3.6%)
  Assumed Premiums from Other than C.A.R......       397        345         52     15.1%
     Total Earned Premiums....................$  954,483   $871,830   $ 82,653      9.5%

  Earned Premiums in Massachusetts............$  768,301   $682,985   $ 85,316     12.5%
  Earned Premiums-Assumed.....................    81,697     84,701     (3,004)    (3.5%)
  Earned Premiums in All Other States.........   104,485    104,144*       341      0.3%

     Total Earned Premiums....................$  954,483   $871,830   $ 82,653      9.5%

*Includes eleven month results of American Commerce since the January 29, 1999 acquisition.

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

In Massachusetts, private passenger automobile insurance is subject to extensive regulation. Owners of registered automobiles are generally required to maintain certain minimum automobile insurance coverages. With very limited exceptions, automobile insurers are required by law to issue a policy to any applicant seeking to obtain such coverages. Companies in Massachusetts are also assigned agents, known as Exclusive Representative Producers ("ERPs"), based on market share, that have been unable to obtain a voluntary contract with an insurance carrier. Marketing and underwriting strategies for companies operating in Massachusetts are limited by maximum premium rates and minimum agency commission levels for personal automobile insurance, which are mandated by the Massachusetts Commissioner of Insurance ("Commissioner"). In Massachusetts, accident rates, bodily injury claims, and medical care costs continue to be among the highest in the nation. According to A.M. Best, Massachusetts "has higher than average medical costs and liability claims involving attorneys." Massachusetts personal automobile premium per policy, based on latest available premium information, was 10th highest in the nation.

During the three-year period from 1998 to 2000, average mandated
Massachusetts personal automobile insurance premium rates decreased an average of 0.9% per year. The Commissioner approved an average 8.3% decrease in personal automobile premiums for 2001, as compared to an average rate increase of 0.7% in 2000. During the period from 1996 through 1999 average rates decreased in three out of four of those years as depicted in the following table. Coinciding with the 2001 rate decrease, the Commissioner also approved an increase in the commission rate agents receive for selling private passenger automobile insurance from 11.8% in 2000 to 12.3% in 2001.

                                    State Mandated  Commerce Average
                                      Average         Rate Change
                          Year      Rate Change       Per Exposure
                          2001         (8.3%)         (1.0%)(Estimated)
                          2000          0.7%           6.2%
                          1999          0.7%           9.1%
                          1998         (4.0%)          2.6%
                          1997         (6.2%)         (1.8%)
                          1996         (4.5%)         (9.2%)

Although average mandated personal automobile premium rates increased only 0.7% in 2000, the Company's average rate increased 6.2% per exposure. The 6.2% increase for 2000 was primarily the result of decreases in the Safe Driver Insurance Plan ("SDIP") deviations for Step 9 and Step 10 drivers, the two best driver SDIP classifications in Massachusetts. The increase was also due to the fact that the rate decision did not anticipate purchases of new automobiles in the year to which the rate decision applied and, secondly, the Company's mix of personal automobile business differs from that of the industry.

The 1997, 1998 and 1999 average rate decisions were partially driven by corrections for an industry error that had impacted prior year rate decisions. The industry error resulted from a miscalculation of industry expense allowances that had the effect of overstating rates for 1991 through 1996. Mandated rates for 1997, 1998 and 1999 included an adjustment to recoup $176 million from the industry. The adjustment included in the rate decision to recoup the error was phased in at 40%, 40% and 20% in 1997, 1998 and 1999, respectively. The earned premium impact of this, coupled with the impact of a previous year imbalance in the SDIP, was approximately $15.3 million for 1997, $23.9 million for 1998 and $14.0 million for 1999. The earnings per share after-tax impact resulting from lower earned premiums have been estimated at $0.28 for 1997, $0.43 for 1998 and $0.26 for 1999.

The Company also offers homeowners insurance in Massachusetts, including a very limited amount of policies in designated coastal areas. The Company's standard homeowners policy is an all risk, replacement cost insurance policy covering a dwelling and the content contained therein. The Company's published limits of liability for property damage to a dwelling are a minimum coverage of $60,000 and a maximum coverage of $600,000, although some policies over this amount are written on an exception basis. For personal liability, the minimum coverage is $100,000 and the maximum coverage is $1,000,000. The average dwelling coverage amount per policy is approximately $150,000, and generally, the average amount of contents coverage is 70% of the amount of coverage for the dwelling, with limitations on the amount of coverage per item placed on securities, cash, jewelry, furs, silverware, computer equipment and firearms. However, additional coverage for such items can be purchased on a scheduled personal property basis. The Company also offers $1,000,000, $2,000,000 and $3,000,000 personal liability umbrella coverage for homeowners policies requiring certain specified underwriting coverages which are reinsured through American Reinsurance Corporation. Similar coverages are offered by American Commerce as part of its homeowner business.

The Company offers a preferred homeowners product through Citation, which has higher policy limits and a lower premium structure and is designed primarily for homes with above-average market values. The Company also applies more stringent underwriting criteria by, among other things, limiting the product to homes with modern electrical systems.

The Company also offers inland marine, fire, general liability and commercial multi-peril insurance in Massachusetts. Commerce West predominantly writes private passenger automobile insurance in California and Oregon through 337 independent insurance agencies and brokers. All business is underwritten at the company's headquarters located in Pleasanton, California. Although primarily writing preferred business, Commerce West began writing non-standard business in late 1999. American Commerce predominantly writes private passenger automobile and homeowners insurance in 25 states exclusively through 36 AAA independent insurance agencies. Products are similar to those offered by Commerce and Citation. All business is underwritten at the company's headquarters located in Columbus, Ohio. Both companies target preferred insurance risks.

Mortgage Operations

Insurance companies are authorized to invest in mortgages. The Company formed Bay Finance Company, Inc. ("Bay Finance") to originate and service residential and commercial mortgages in Massachusetts and, on a limited basis, in Connecticut. During fiscal 2000, 1999 and 1998 the mortgage operations accounted for approximately $5,407,000, or 0.5%, $5,429,000, or 0.6% and $6,407,000, or 0.8% of the Company's consolidated total revenues, respectively.

Insurance Agency

Clark-Prout Insurance Agency, Inc. ("Clark-Prout") is a wholly-owned insurance agency that writes both for the Company and for other insurance companies. During fiscal 2000, 1999 and 1998, Clark-Prout's revenues amounted to $717,000, or 0.1%, $803,000, or 0.1% and $785,000, or 0.1% of the Company's
consolidated total revenues, respectively.

Segment Information

The information in Note O in the Company's 2000 Annual Report is incorporated herein by reference.


B. Commonwealth Automobile Reinsurers

A significant aspect of the Company's automobile insurance business relates to its interaction with C.A.R. C.A.R. is a state-mandated reinsurance mechanism, which enables the Company and the Servicing Carriers to reinsure any undesirable automobile risk. Servicing Carriers, which are responsible for over 99.0% of total direct premiums written for personal automobile insurance in Massachusetts, are required to offer automobile insurance coverage to all eligible applicants pursuant to "take-all-comers" regulations, but may reinsure undesirable business with C.A.R. In addition, Servicing Carriers are obligated to accept involuntary agencies, known as ERPs, from C.A.R. and to provide an automobile insurance market in Massachusetts for those agencies.

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

An insurer's proportionate share of the C.A.R. deficit is allocated on the basis of a formula called a participation ratio, which can vary significantly between the personal and commercial pools, and between different policy years. Under current regulations, an insurer's share of the C.A.R. deficit is based upon its market share for retained automobile risks for the particular pool, adjusted by a utilization formula, such that, in general, its participation ratio is disproportionately and adversely affected if its relative use of C.A.R. reinsurance exceeds that of the Massachusetts industry and favorably affected if its relative use of C.A.R. reinsurance is less than that of the Massachusetts industry. The current formula also contains a provision whereby certain high risk business, if reinsured through C.A.R., is excluded in determining an insurer's participation ratio. Finally, for the personal automobile C.A.R. pool, an insurer's participation ratio may be affected by credits received for not reinsuring through C.A.R. automobile risks in selected under priced classes and territories. An insurer's participation ratio will be favorably affected if its relative use of credits exceeds that of the Massachusetts industry.


 Company Private Passenger Participation Ratio for C.A.R. versus Market Share

                               Company Participation      Company
               Year               Ratio in C.A.R.       Market Share
               2000*                   16.9%                22.3%
               1999                    16.5%                21.3%
               1998                    16.7%                21.8%
               1997                    18.0%                21.8%
               1996                    19.0%                20.8%

          *Estimated

The Company's objective is to develop and implement underwriting strategies to obtain the optimum balance between its C.A.R. participation ratio and the loss ratios on automobile risks not reinsured through C.A.R.
For each automobile risk and certain risk categories, the Company makes a judgment as to whether the projected impact on the Company's profitability from retaining the risk outweighs the incremental cost of reinsuring the risk through C.A.R. In determining the incremental cost of reinsuring a risk through C.A.R., the Company estimates its participation ratio for a given period by modeling the anticipated Massachusetts industry-wide C.A.R. trends. Once the Company estimates its participation ratio, it is then able to compare the incremental effect on the Company's share of the C.A.R. deficit of either reinsuring or retaining the particular automobile risks. Finally, the Company utilizes its internal underwriting database and internally-developed actuarial reporting and decision support systems to develop a projected underwriting loss ratio for each risk. It then compares the impact of the automobile risk on the Company's participation ratio in order to estimate whether, after taking all C.A.R. and other factors into account, the Company's profitability will be enhanced by reinsuring or retaining such risk. The Company believes that, because of its leading share of the Massachusetts automobile insurance market, it can utilize statistically credible data for a greater array of underwriting factors than its competitors, which in turn gives it a competitive advantage in deciding which automobile risks to reinsure through C.A.R.

The C.A.R. utilization-based participation ratio has been in place since
1993, and individual companies in the marketplace make minor yearly changes to find their optimum balance between voluntary and ceded writings. In 2000, the Company ceded approximately $60,038,000 or 7.3% of the Company's Massachusetts personal automobile direct premiums written, compared to $59,497,000, or 8.1% in 1999. The Company's strategy has been to voluntarily retain more of the types of personal automobile business that are factored as credits favorably impacting the utilization formula. These credits result from voluntarily writing business in under-priced territories and for under-priced risks. As a result of increased voluntary retention in excess of the industry, the credits impacting the utilization formula have favorably affected the Company's participation ratio. As indicated in the above table, this ratio is several percentage points below the Company's estimated 22.3% share of the Massachusetts personal automobile market.

Although commercial automobile insurance is a relatively smaller portion of the Company's total insurance writings, the related commercial automobile risk selection decisions remain an important element in determining profitability. In 2000, the Company ceded approximately $7,414,000 or 17.1% of its Massachusetts commercial automobile direct premiums written, an increase of $733,000 or 11.0% from 1999.

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


C. Marketing

The Company markets its insurance products through a network of licensed independent agencies, 534 throughout Massachusetts (of which 124 are ERPs), 574 in California and Oregon for Commerce West, and 36 for American Commerce. The non-ERP independent agencies may also represent other insurance companies, some of which may compete directly with the Company. The independent insurance agencies are under contract with the Company's subsidiaries and must conduct their business according to the provisions of their contract. Contracts for Massachusetts's agencies may be terminated by the Company upon 180 days' notice to the agency or at will by the agency.

Massachusetts Business

The Company seeks to establish long-term relationships with agencies that can generate a sizable volume of business with profitable underwriting characteristics and for which the Company will be among the top two or three preferred writers of its core products. The Company also assesses whether the mix of a prospective agency's business will expand the Company's presence in one or more of its core product lines. In 2000, each agency representing the Company in Massachusetts produced an average of approximately $1,815,000 of Company direct premiums written or a 12.5% increase as compared to 1999. Also in Massachusetts during 2000, 189 agencies produced in excess of $1.0 million of direct premiums written, an additional 59 agencies produced over $2.0 million, an additional 42 agencies produced over $3.0 million and lastly, an additional 33 agencies produced over $4.0 million. The Company's three largest agencies produced approximately $62.4, $16.7 and $11.3 million of the Company's Massachusetts direct premiums written, respectively, or approximately 6.6%, 1.8% and 1.2% in 2000.

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

Company agencies receive commissions on policies written for the Company and are eligible to receive contingent commissions through a profit sharing arrangement. The Commissioner annually establishes a minimum average direct commission for personal automobile insurance, which in 2000 was 11.8%. The Company's contingent commissions are tied to the underwriting profit on policies written by an agency based upon a rolling three year experience methodology. The Company generally pays up to 45% of the underwriting profit attributable to the agency's business. The profit sharing plan is a three year rolling plan, with one third of each of the current and the two prior years profit or loss calculations, summed to a single amount. This amount, if positive, is multiplied by the profit sharing commission rate and paid to the agent. To qualify for profit sharing, a three-year average loss ratio of 50% to 55% or better is generally required. C.A.R. credits for voluntary business written in urban area or credits for writing youthful operators on a voluntary basis increase the loss ratio eligibility for profit sharing up to 55% from 50%. Books of business with no available credits must achieve a lower loss ratio. In 2000, total commission expensed by the Company to its agencies amounted to 16.2% of direct premiums written, of which direct commissions and contingent commissions constituted 14.1% and 2.1%, respectively, versus total commission expensed of 17.3%, of which 14.1% was direct and 3.2% was contingent in 1999. Direct commissions are higher than the personal automobile rates primarily due to higher commission rates on SDIP Step 9 and 10 business coupled with higher commissions on other lines of business. In 2000, the Company's expense for contingent commissions was $19.5 million versus $27.0 million in 1999.

The Company also occasionally sponsors incentive award trips to encourage and reward agency profitability and growth. In 1998, the Company initiated the T2000 Sales Incentive Contest. One part of the measurement period concluded on December 31, 1999 and the other concluded on May 31, 2000 with agents earning incentive trips, which took place in April and September of 2000, respectively. The estimated total cost was approximately $1.3 million of which approximately $45,000 was expensed in 2000 and $571,000 in 1999.

The Company's information systems enable it to provide extensive support to its agencies. This support includes a direct billing system, which covers over 98% of the Company's Massachusetts policyholders, an on-line inquiry system which allows agents to ascertain quickly the status of pending claims or direct bill information and a system which allows Company agents to quote many premiums directly to policyholders. The Company also emphasizes its commitment to enhancing and expanding the role of its information systems. The Company has provided agencies with the ability to generate personal automobile policies from their own offices and continuously explores new options on an ongoing basis. The Company has also developed Internet connectivity for its independent agents.

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

Since the latter part of 1995, Commerce has been a leader in affinity group marketing through agreements with the four American Automobile Association Clubs of Massachusetts ("AAA clubs") offering discounts on private passenger automobile insurance to the clubs' members who reside in Massachusetts. A 6% discount was approved for policies effective January 1, 2001, which is the same as the discount for 2000. The AAA clubs discount can be combined with safe driver deviations for up to a 7.9% reduction from the 2001 state mandated rates. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and has been the primary reason for a 53.7% increase in the number of personal automobile exposures written by Commerce since year-end 1995 (the AAA affinity group program incepted in October of 1995). In 2000, total direct premiums written attributable to the AAA group business were $535,766,000 or 50.0% of the Company's total direct premiums written (64.8% of the Company's total Massachusetts personal automobile premium), an increase of 8.0% over 1999. Total exposures attributable to the AAA clubs group business were 559,696 or 64.5% of total Massachusetts's personal automobile exposures in 2000, as compared to 547,009 or 67.1% in 1999. Of the total Massachusetts automobile exposures written through the AAA affinity group program by the Company, approximately 12.2% were written through insurance agencies owned by the AAA clubs (8.3% of total Massachusetts automobile exposures). The remaining 87.8% of the AAA group program were written through the Company's network of independent agents (91.7% of total Massachusetts automobile exposures). For additional details, refer to the following table.

AAA Affinity Group Discount and  SDIP Deviations    2001*   2000    1999    1998    1997
   AAA Affinity Group Discount...................      6%      6%      6%      6%     10%
   SDIP Step 9 Deviation.........................      2%      6%      8%     15%     10%
   SDIP Step 10 Deviation........................      0%      2%      3%      4%     10%

   Combined AAA Affinity Group Discount and
     Step 9 Deviation............................    7.9%   11.6%   13.5%   20.1%   19.0%
   Combined AAA Affinity Group Discount and
     Step 10 Deviation...........................    6.0%    7.9%    8.8%    9.8%   19.0%

   *For policies with effective dates as of January 1, 2001 or thereafter.

Other States

Commerce West predominantly writes private passenger automobile insurance in California and Oregon through 574 independent insurance agencies and brokers. All business is underwritten at the company's headquarters located in Pleasanton, California. Although primarily writing preferred business, Commerce West began writing non-standard business in late 1999. American Commerce predominantly writes private passenger automobile and homeowners insurance in 25 states exclusively through 36 AAA independent insurance agencies. All business is underwritten at the company's headquarters located in Columbus, Ohio. Both companies target preferred insurance risks.

D. Underwriting

The Company seeks to achieve an underwriting profit, as measured by a statutory combined ratio of less than 100%, in each of its three core product lines, personal automobile, commercial automobile and homeowners insurance, in both hard and soft markets. The strategy is designed to achieve consistent profitability with substantial growth in net premiums written during hard markets and more modest growth during soft markets. All of the Company's policies have been written on a "claims incurred basis," meaning that the Company covers claims based on occurrences that take place during the policy period.

Agencies are authorized to bind the Company on risks as limited by the Company's written underwriting rules and practices, which set forth eligibility rules for various policies and coverages, unacceptable risks, and maximum and minimum limits of liability. With respect to non-automobile policies, other than certain umbrella policies, the Company's agencies have the ability to bind the Company for a limited period, typically 60 days, during which time the Company reviews all risks to determine whether it will accept or reject the policy. During this review period, the Company is obligated to pay any claim, which would be covered under the policy. Violation of the Company's underwriting rules and practices is grounds for termination of the agency's contract with the Company.


Massachusetts Business

The Company and each of the approximately 42 other Servicing Carriers must write all automobile risks submitted to them. Massachusetts's personal automobile insurance rates are fixed annually by the Commissioner. All companies writing personal automobile policies are required to use such mandated rates, unless they have received prior approval from the Commissioner to offer a lower rate. The actual premium paid by a particular policyholder, however, is adjusted, either up or down, based upon the SDIP record of the insured operator. Moving violations and accidents for which the insured was at fault within the most recent six year period are used to determine each operator's SDIP surcharge or credit. The competitive nature of the Massachusetts personal automobile insurance market, which began in 1995 continued through 2000 and into 2001.

Prices for Massachusetts' commercial automobile insurance policies that are not reinsured through C.A.R. are set competitively subject to the Commissioner's authority to disapprove such prices. The rate for commercial automobile risks reinsured through C.A.R. is mandated by the Commissioner, except for private passenger type non-fleet business. The Company's rates for other product lines, including homeowners and commercial lines of general liability and property insurance, are based in part on loss cost data from the Insurance Services Office ("ISO"), which is an industry bureau providing policy forms and rate making data, and in part, on the Company's own experience and industry price levels.

The Company is not obligated by statute to accept every homeowners risk submitted to it. Accordingly, risks meeting the Company's underwriting guidelines are accepted, and all other risks are declined or not renewed.
The Company has established an independent rate level for its homeowner's product line, based on its own loss experience and recognizing the price levels available in the competitive marketplace. The Company uses ISO policy forms and has added special coverage features to meet its product needs. Rates and forms are filed with the Commissioner.

Under Massachusetts' law, residential property owners are strictly liable for damages caused by lead poisoning in children under age six residing in the premises, unless the property owner has a Letter of Compliance or a Letter of Interim Control (i.e. has taken or is taking specific measures to prevent lead poisoning). The Company has reduced its exposure to lead poisoning by (i) excluding from coverage all intra-familial claims for bodily injury or medical expenses brought by minors living in an insured's household, (ii) revising its underwriting standards for new and renewal business to avoid insuring properties with lead poisoning hazards and
(iii) excluding from homeowners and dwelling fire liability coverage all lead poisoning perils to children under the age of six on policies for properties built prior to 1978 that contain rental units and where strict liability for lead poisoning would otherwise apply. Effective on March 1, 1998 a similar exclusion was added to the Business Owners Program. With regard to the exclusion described in (iii), policyholders may buy a reinstatement of the excluded coverage through a policy endorsement for an additional premium, but very few such endorsements have been written. As a result of these remedial steps and its historical claims experience, the Company does not believe that its exposure to lead poisoning claims is material. The Company held reserves in the amount of $1,525,000 and $2,175,000 for lead paint related claims at December 31, 2000 and 1999, respectively.

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

Other States

In keeping with the Company's long-term growth objective to expand outside Massachusetts, the Company, in 1995, acquired Commerce West, a personal automobile insurer, located in Pleasanton, California. The Company formed a joint-venture (ACIC Holding Co., Inc.) in November 1998, and acquired in January 1999, American Commerce, located in Columbus, Ohio. Commerce West predominantly writes private passenger automobile insurance in California and Oregon through 574 independent insurance agencies and brokers. All business is underwritten at the company's headquarters located in Pleasanton, California. Although primarily writing preferred business, Commerce West began writing non-standard business in late 1999. American Commerce predominantly writes private passenger automobile and homeowners insurance in 25 states exclusively through 36 AAA independent insurance agencies. All business is underwritten at the company's headquarters located in Columbus, Ohio. Both companies target preferred insurance risks.


E. Reinsurance

In addition to participating in C.A.R., the Company reinsures with other insurance companies on a claims incurred basis, a portion of its potential liability under the policies it has written, protecting itself against severe loss under individual policies, or catastrophic occurrences where a number of claims can produce an extraordinary aggregate loss. Reinsurance does not legally discharge the Company from its primary liability to the insured for the full amount of the policies, but it does make the reinsurer liable to the Company to the extent of the reinsured portion of any loss ultimately suffered. The Company seeks to utilize reinsurers, which it considers adequately capitalized and financially able to meet their respective obligations under reinsurance agreements with the Company. The Company utilizes a variety of reinsurance mechanisms to protect itself against loss as described below.

Property, Catastrophe and Quota Share Reinsurance

Effective July 1, 1998 through June 30, 2000, the Company expanded the quota share program. A 75% quota-share reinsurance program was incepted, covering all non-automobile property and liability business, except umbrella policies. The excess loss portion of the previous program was reduced on July 1, 1998 and completely eliminated on September 30, 1998. The expanded program was split between American Re-Insurance Company, Employers Reinsurance Corporation, Hartford Fire Insurance Company and Swiss Reinsurance America Corporation. The maximum per occurrence loss reimbursement was the higher of 350% of premium ceded under the program or $175.9 million. The maximum annual aggregate occurrence loss reimbursement was the higher of 450% of premium ceded under the program or $226.1 million. A sliding scale commission, based on loss ratio, is utilized under this program. This program provides the Company with sufficient protection for catastrophe coverage so as to enable the Company to forego pure catastrophe reinsurance coverage, which was previously tailored in conjunction with the former quota share arrangement.

Through December 31, 1999, American Commerce utilized a separate catastrophe reinsurance program. Effective January 1, 2000, this program expired and American Commerce joined the quota-share reinsurance program described above.


The table below provides information depicting the approximate recovery under the quota share contract (described below) at various loss scenarios, if a single catastrophe were to strike (in thousands):

                                                              Net Loss
                          Total           Reinsurance       Retained by
                          Loss             Recovery         the Company
                        $ 50,000            $ 37,500         $12,500
                         100,000              75,000          25,000
                         150,000             112,500          37,500
                         200,000             150,000          50,000
                         250,000             167,500          82,500

Effective July 1, 2000, the Company changed its annual occurrence and aggregate annual reinsurance recovery limits on its quota share reinsurance treaty, from 350%/450% of ceded quota share premiums, respectively, to 250%/350% of ceded quota share premiums. This change was made after consultation with the Company's reinsurers and based upon recent catastrophe modeling performed on the Company's risks. The modeling indicated that a lower threshold was warranted. Based on this change, the Company has no reinsurance recoveries for a single event catastrophe in excess of a total loss of approximately $223.3 million. Prior to the change this figure was $297.5 million. The level of reinsurance protection increases (decreases) when the company cedes more (less) premium to the reinsurers. The Company's estimated total loss on its other than automobile business for 100 and 250 year storms (including American Commerce) is approximately $131.7 million and $204.2 million, respectively. The Company estimates were derived through the services of Swiss Reinsurance America Corporation who utilized the RMS (Risk Management Solutions) IRAS risk assessment system.

Written premiums ceded in 2000, 1999 and 1998 under the above referenced programs were $69.4 million, $51.5 million and $54.0 million, respectively. The 34.8% increase in written premiums ceded in 2000 versus 1999 in this program was a result of American Commerce joining the quota-share reinsurance program effective January 1, 2000 and increases in Massachusetts homeowners premiums. An unearned premium transfer from American Commerce of approximately $6.0 million occurred effective January 1, 2000. Ceding commission income is calculated on a ceded earned premium basis.

Casualty Reinsurance

Casualty reinsurance is on an excess of loss basis for any one event or occurrence with a maximum recovery of $9.0 million over a net retention of $1.0 million. This coverage is placed with Swiss Reinsurance America Corporation (rated A++ by A.M. Best).

Personal and commercial liability umbrella policies are reinsured on a 95% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $5.0 million for policies with underlying automobile coverage of $250,000/$500,000 or more. The Company also has personal liability umbrella reinsurance coverage for policies with underlying automobile coverage of $100,000/$300,000, on a 65% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $3.0 million. These coverages are placed with American Re-Insurance Company (rated A++ by A.M. Best).


Earned premiums and losses and loss adjustment expenses are stated in the accompanying consolidated financial statements after deductions for ceded reinsurance. Those deductions for reinsurance other than C.A.R. are as follows (in thousands):

                                                               Years ended December 31,
                                                            2000         1999        1998
  Income Statement
  Written premiums ceded............................      $76,946      $54,657    $ 56,019
  Earned premiums ceded.............................       73,354       55,557      43,518
  Losses and loss adjustment expenses ceded.........       30,797       24,240      16,568


  Balance Sheet
  Unpaid losses and loss adjustment expenses........       24,726       21,552       9,337
  Unearned premiums.................................       36,828       26,813      27,350

The Company, as primary insurer, would be required to pay losses in their entirety in the event that the reinsurers were unable to discharge their obligations under the reinsurance agreements.

The Company believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limits, retentions, arbitration and occurrence. Based on its review of its reinsurers' financial statements and their reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound. The Company had no amount of reinsurance receivables more than 90 days past due at December 31, 2000.

F. Settlement of Claims

Claims under insurance policies written by the Company are investigated and settled primarily by claims adjusters employed by the Company. In Massachusetts, the Company employs a staff of 713 people at its claims department, located in Webster, Massachusetts. In addition to these individuals, the Company utilizes the services of approximately 33 independent appraisal firms and 9 independent property adjusting companies who are strategically located throughout the state. The Company also has a special unit, which investigates suspected insurance fraud and abuse. If a claim or loss cannot be settled and results in litigation, the Company retains outside counsel to represent it. American Commerce employees a staff of 90 people that settle claims at four regional claims offices strategically located throughout the country. In addition to these individuals, American Commerce utilizes the services of approximately 195 independent appraisal firms and 176 independent property adjusting companies who are also strategically located throughout the country. Commerce West settles claims at their home office employing a staff of 23 in the claims department. In addition, Commerce West utilizes the services of approximately 25 independent appraisal firms strategically located in California.

The Company believes that through its claims staff of experienced adjusters, appraisers, managers, and administrative staff, it has higher customer satisfaction than many of its competitors. All claims office staff members work closely with agents, insureds and claimants with a goal of settling claims fairly, rapidly and cost effectively.

Certain of the Company's Massachusetts agencies have settlement authority for claims for other than automobile property losses, which are less than $2,500. The settlement authority of agencies under automobile policies is limited to claims for towing.

The Massachusetts Unfair Claims Settlement Practices Act ("Chapter
176D"), and other similar provisions in states in which the Company does business, prohibits insurers from engaging in certain claim settlement practices. These include failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies, refusing to pay claims without conducting a reasonable investigation based upon all available information, failing to effectuate prompt, fair and equitable settlements of claims in which liability has become reasonably clear, and compelling insureds to institute litigation to recover amounts due under an insurance policy by offering substantially less than the amounts ultimately recovered in actions brought by such insureds. An insurer's violation of any of these obligations expressly violates a number of state laws including the Massachusetts Consumer Protection Act ("Chapter 93A"). Any party, including claimants and insureds, whose rights are affected by an insurer's violation of Chapter 176D, is entitled to bring a claim against the insurer under Chapter 93A. Similar provisions exist in other states where the company does business.

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

Since 1996, the Company has been expanding a twenty-four (24) hour claim reporting service in Massachusetts to third-party claimants and insureds of interested agencies. This service allows customers to report their first notice of a loss at anytime of the night or day; 365 days a year, including weekends and holidays. This reporting methodology allows the Company to improve customer satisfaction by making the initial claim handling much faster and ultimately reducing indemnity payments such as rental and storage. As of December 31, 2000, there were 377 agents who signed up for this claim reporting methodology; these agents represent approximately 77% of total claim volume. This represents an increase from 346 agents and 74% of the claim volume as of December 31, 1999. The Company anticipates growth in this program as it continues to discuss this service with those agencies who have not yet been solicited to participate.

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

When reviewing reserves, the Company analyzes historical data and estimates the impact of various factors such as (i) per claim information,
(ii) the historical loss experience of the Company and industry and (iii) Legislative enactments, judicial decisions, legal developments in the imposition of damages, changes and trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, the Company estimates the ultimate net liability for losses and LAE. After taking into account all relevant factors, management believes that the provision for unpaid losses and LAE at December 31, 2000 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability may be greater or lower than reserves. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods. The Company's loss and LAE reserves also include its share of the aggregate loss and LAE reserves of all Servicing Carriers.

For a reconciliation of beginning and ending reserves for losses and LAE, gross and net of reinsurance, see Note E to the Company's 2000 Consolidated Financial Statements, which is incorporated herein by reference from pages 49 through 51 of the Company's 2000 Annual Report

Included in the loss reserve methodologies described above, are liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as oil spills and lead paint. Reserves have been established to cover these claims for both known and unknown losses. Because of the Company's limited exposure to these types of claims, Management believes they will not have a material impact on the consolidated financial position of the Company. Loss reserves on environmental related claims amounted to $3,712,000 and $4,185,000 at 2000 and 1999, respectively.

The following table represents the development of reserves, net of reinsurance, for 1990 through 2000. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and LAE for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts paid as of successive years expressed as a percentage with respect to that year's current reserve liability. The lower portion of the table shows the re-estimated amount as a percentage of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years.
Favorable loss development exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2000.

In evaluating the cumulative information in the table, it should be noted that each year's amount includes the cumulative effects of all changes in amounts for prior periods.  This table does not present accident or policy year development data.  Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future.  Accordingly, it is not appropriate to extrapolate future development based on this table.

                                                              Year ended December 31,
                   2000      1999        1998(1)   1997      1996      1995      1994      1993      1992        1991       1990
                                                               (Dollars in thousands)
Reserves for
losses and loss
adjustment
expenses........ $585,867 $558,779   $561,239  $529,765  $533,980  $493,910  $455,460  $422,224  $316,264   $228,659 $177,657
Paid (cumulative)
 as a percentage
 of current re-
 serves as of:
One year later..              49.8      47.2      50.5      50.2      48.2      47.6      52.6      51.1       46.2      46.2
Two years later.                        69.7      73.4      72.0      69.8      68.2      71.7      76.9       71.2      68.4
Three years
  later.........                                  87.5      84.2      83.5      80.5      82.1      86.1       87.3      84.6
Four years
later...........                                            92.4      90.1      89.3      88.3      91.2       91.2      95.7
Five years later                                                      95.2      92.6      93.0      94.1       93.4      96.3
Six years later.                                                                95.6      94.2      96.8       94.9      95.7
Seven years
  later.........                                                                          96.2      97.2       97.0      96.7
Eight years
  later.........                                                                                    98.6       97.2      98.0
Nine years
  later.........                                                                                               98.5      98.2
Ten years later.                                                                                                         99.0

Reserves re-estimated
 as a percentage of
 initial reserves as of:
One year later..              92.4      92.9      88.4      84.3      82.2      83.6      83.9      87.2       82.3      84.5
Two years later.                        91.9      85.6      79.3      74.1      73.2      75.9      78.6       82.8      74.6
Three years
 later..........                                  85.1      77.4      71.5      68.9      69.4      73.0       77.1      75.1
Four years later                                            77.3      69.7      67.8      67.3      68.8       72.2      71.7
Five years later                                                      70.4      66.3      66.4      67.0       68.7      68.2
Six years later.                                                                66.9      65.7      66.7       67.8      65.5
Seven years
 later.........                                                                           66.2      65.9       67.6      64.6
Eight years
 later.........                                                                                     66.5       67.2      64.6
Nine years later                                                                                               67.7      64.4
Ten years later.                                                                                                         64.7
Redundancy expressed as a
percent of yearend
reserves.........             7.6        8.1      14.9      22.7      29.6      33.1      33.8      33.5       32.3      35.3

(1)	The 1998 amount includes an adjustment to add $63,112 in loss and LAE reserves for American Commerce at January 29,1999.

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

                                                     Years Ended December 31,
    Company Statutory Ratios                 2000     1999     1998     1997     1996
       (unaudited)
      Loss and LAE Ratio.................     71.7%    72.0%    71.6%    71.4%    70.9%
      Underwriting Expense Ratio.........     25.1     26.5     26.5     25.1     27.1
      Combined Ratio.....................     96.8%    98.5%    98.1%    96.5%    98.0%

    Industry Combined Ratio
      (all writers)(1)...................    104.0%   104.4%   102.2%   100.1%   102.9%


(1) Source: Best's Review Preview (2001), as reported by A.M. Best for all property and casualty insurance companies and weighted to reflect the Company's product mix. The 2000 industry information is estimated by A.M. Best.

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

                                                     Years Ended December 31,
                                     2000        1999        1998        1997        1996
                                                      (dollars in thousands)
Net premiums written by the
 Company..........................$1,008,911   $911,993    $745,048    $741,501   $711,570
Policyholders' surplus of the
 Company's insurance subsidiaries.   660,962    518,974     563,503     516,598    464,739
The Company's ratio...............     152.6%     175.7%      132.2%      143.3%     153.1%
Industry ratio(1).................      90.0%      90.0%       80.0%       90.0%     110.0%

(1) Source: Best's Review Preview (2001), for all property and casualty insurance companies. The 2000 industry information is estimated by A.M. Best.

I. Investments

Investment income is an important source of revenue for the Company and the return on its investment portfolio has a material effect on its net earnings. The Company's investment objective continues to focus on maximizing after-tax investment income through high quality securities coupled with acquiring equity investments, which may forgo current investment yield in favor of potential higher yielding capital appreciation in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference from pages 5 through 29 of the Company's 2000 Annual Report.

The Company's investment portfolio carried at market value, except for the closed-end preferred stock mutual funds which are carried at equity value, as of December 31, 2000, was $1,472,561,000. Of that amount, 45.5% was invested in fixed maturities, 13.6% was invested in preferred stocks, 7.9% was invested in common stocks, 22.9% was invested in closed-end preferred stock mutual funds, and 5.3% was invested in mortgage loans and other investments. Cash and cash equivalents accounted for the remaining 4.8%.

Investments in fixed maturities, which include taxable and non-taxable bonds, preferred stocks and common stocks are carried at fair market value. Unrealized investment gains and losses on stocks and fixed maturities, to the extent that there is no other than temporary impairment of value, are credited or charged directly to stockholders' equity, net of any tax effect, through other comprehensive income. When investment securities are sold, the realized gain or loss is determined based on sales proceeds less book value.

The Company's bond portfolio is comprised of Government National
Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") mortgage backed bonds (10.0%), municipal bonds (70.6%), corporate bonds (18.9%) and U.S. Treasury bonds (0.5%). Of the Company's bonds, 99.4% are rated in the two highest quality categories provided by the NAIC.

During the fourth quarter of 2000, the Company changed its policy in regard to its investments in certain closed-end preferred stock mutual funds, as reflected in recent S.E.C. filings. On a forward going basis, the Company intends to take a proactive posture to affect the overall investment performance of these funds. This posture may involve discussing, among other things, the performance, trading prices, investment strategy, portfolio securities, and extraordinary transactions such as a merger, reorganization or liquidation of one or more funds with fund management, shareholders, or others. The Company's ownership position of these various funds at December 31, 2000 ranges from 23% to 48% of outstanding shares. The level of ownership and new investment policy requires the Company to account for these investments on an equity basis. The equity method requires that the investments are to be valued at original cost plus the cumulative equity in the earnings and losses of the funds and adjusted over time by the premium or discount at the time of purchase to the applicable underlying net asset value of the funds. Prior to the policy change, the Company reported the income on a cash basis, valued the investments at quoted market prices and recorded the change in quoted market prices through Comprehensive Income. The Company has restated the results of prior accounting periods that were affected by the policy change. Included in this year's net investment income figure is income from the funds, excluding dividends received, of $26.5 million as compared to a loss of $22.4 million in 1999 and income of $2.7 million in 1998. Additionally, the Company had net realized investment gains of $2,976,000, $6,023,000, and $4,458,000 in 2000, 1999 and 1998, respectively.

The Company's investment policy, determined in accordance with guidelines established by the Company's Board of Directors, emphasizes investment yield while maintaining investment quality. The Board of Directors reviews and ratifies management's investment decisions on a quarterly basis. State insurance laws also impose restrictions on the nature and extent of investments by the Company.

The table below sets forth investments (at cost), net realized gains (losses), net accumulated other comprehensive income (loss) and the net investment income thereon for the five years ended December 31, 2000.

                                                 Years Ended December 31,
                                     2000         1999       1998        1997        1996
                                                 (dollars in thousands)
Average net investments.......... $1,395,159  $1,326,098 $1,242,633  $1,181,181 $1,131,760
Net realized gains (losses) on
  investments....................      2,976       6,023      4,458      22,179     (7,574)
Net accumulated other
  comprehensive income (loss):
    on fixed maturities..........      4,054     (14,107)    18,785      23,813     16,191
    on preferred stocks..........    (15,740)    (19,885)    (2,845)        364       (801)
    on common stocks.............     28,123      (6,636)    19,515      14,224     19,847
Net investment income before-tax.    123,404      67,388     89,193      88,755     77,514
Net investment income after-tax..    100,061      62,277     74,368      70,859     63,621
Net investment income as a
  percentage of total average net
  investments (at cost)..........        8.8%        5.1%       7.1%        7.5%       6.8%
Net investment income after-tax
  as a percentage of total
  average net investments
  (at cost)......................        7.2%        4.7%       6.0%        6.0%       5.6%

The following table sets forth an analysis of the fair market value
(except mortgages and collateral loans which are at cost and closed-end preferred stock mutual funds which are at equity) by the type of investment at December 31, 1996 through 2000:

                                                      December 31,
                                     2000        1999        1998        1997      1996
                                                 (dollars in thousands)
Type of Investment
  GNMA & FNMA mortgage-backed
   bonds........................ $   67,261  $   82,613  $  112,588  $  181,069 $  225,552
  Corporate bonds...............    126,255      42,532        -           -          -
  U.S. Treasury bonds and notes.      3,377       3,315        -           -          -
  Tax exempt state and
   municipal bonds..............    473,042     518,878     506,679     409,528    491,150
      Total fixed maturities....    669,935     647,338     619,267     590,597    716,702

  Preferred stocks..............    200,083     211,049     197,425     148,499    147,680
  Common stocks.................    115,827      77,348     111,482      62,146     63,156
  Closed-end preferred
    stock mutual funds..........    337,733     251,135     177,079     119,752     22,727
  Total equity securities.......    653,643     539,532     485,986     330,397    233,563

  Mortgages and collateral
   loans (net of allowance
   for possible loan losses)....     51,661      72,451      73,510      82,839     74,586
  Cash and cash equivalents.....     70,521      22,535      72,243     106,188    140,535
  Short-term investments........       -           -          3,669     132,700       -
  Other investments.............     26,802      14,139       7,825       3,783      2,127
      Total investments......... $1,472,562  $1,295,995  $1,262,500  $1,246,504 $1,167,513

The table below sets forth as of December 31, 2000 the composition of the Company's fixed maturity investments, excluding short-term investments, at market, by time to maturity at the dates indicated:

                                                                               Percent of
                                                                                  Fixed
                                                                                Maturity
                                                                  Amount        Portfolio
Period from December 31, 2000 to maturity:                       (dollars in thousands)
              One year or less.................................  $  1,214          0.2%
              More than one year to five years.................     7,882          1.2
              More than five years to ten years................     9,431          1.4
              More than ten years..............................   651,408         97.2
                                                                 $669,935        100.0%

At December 31, 2000, the Company's fixed income portfolio, which represented 45.5% of the Company's total invested assets, had a weighted average stated maturity of approximately 26.1 years versus 23.9 years at December 31, 1999. The calculation of average stated maturity utilizes the dollar weighted average of the actual maturity date for a security. In contrast, the Company's weighted average duration can be significantly less. At December 31, 2000 the Company's fixed income portfolio had a weighted average duration of 5.1 years versus 5.7 years at December 31, 1999. The "duration" of a security is the time-weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates. The weighted average duration is short compared to the average stated maturity because of the relatively large percentage of GNMA and municipal housing bonds in the fixed maturity portfolio. The duration reflects industry prepayment assumptions. The municipal housing bonds are similar in nature to GNMAs in that they paydown principal during the life of the bond. For these types of bonds, investors are compensated primarily for reinvestment risk rather than credit quality risk. During periods of significant interest rate volatility, the underlying mortgages may prepay more quickly or more slowly than anticipated. If the repayment of principal occurs earlier than anticipated during periods of declining interest rates, investment income may decline due to the reinvestment of these funds at the lower current market rates. In regards to municipal bonds, the Bloomberg Financial System, which was used to calculate the above duration data, utilizes optional call dates, sinking fund requirements and assumes a non-static prepayment pattern in deriving these averages.


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

The State Divisions of Insurance are responsible for conducting periodic examinations of insurance companies. Both Commerce and Citation were last examined for the five year period ended December 31, 1998. Commerce West was last examined in 1997 by the California Division of Insurance for the five year period ended December 31, 1996. American Commerce was examined in 1999 by the Ohio Division of Insurance for the three year period ending December 31, 1997. The concluded examinations produced no material findings. Massachusetts Division of Insurance regulations provide that insurance companies will be examined every five years or more frequently as deemed prudent by the Commissioner. California Division of Insurance regulations provide that insurance companies will be examined every three years. Ohio Division of Insurance regulations provide that insurance companies will be examined at least every five years.

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

Rates and Commissions. All Massachusetts personal automobile insurance rates are fixed and established annually by the Commissioner. Affinity group marketing insurance programs and safe driver rate deviations must be annually approved by the Commissioner. For Massachusetts commercial automobile insurance, the rates for the voluntary market are competitive, with insurers filing rates for review by the Commissioner based on their own experience. The rates for the Massachusetts commercial automobile risks reinsured through C.A.R. are fixed and established by the Commissioner except for non-fleet, private passenger-type automobiles. See Section A-General for additional information.

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

The Commissioner sets an average minimum direct agency commission rate for personal automobile insurance, which in 2000 was 11.8%. With respect to risks reinsured through C.A.R., the maximum amount of commissions that C.A.R. will reimburse is fixed at that prescribed rate.

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

Under the Massachusetts system of rate regulation, it is intended that some personal automobile insurance risks are under priced at the maximum rate permitted by the Commissioner, and therefore, absent state-intervention, insurers would not ordinarily choose to write those risks. The C.A.R. reinsurance program described below is intended to mitigate the burden imposed by the Massachusetts take-all-comers system by allowing insurers to transfer the exposure for undesirable risks to an industry pool.

Commonwealth Automobile Reinsurers

General. C.A.R. is a Massachusetts state-mandated reinsurance mechanism, under which all premiums, expenses and losses on ceded business are shared by all insurers. It is similar to a joint underwriting association because a number of insurers (43, including the Company) act as Servicing Carriers for the risks it insures.

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

Massachusetts law prohibits a party, which is not a domestic insurer from acquiring "control" of a domestic insurer or of a company controlling a domestic insurer without prior approval of the Commissioner. Control is presumed to exist if a party directly or indirectly holds, owns or controls more than ten percent of the voting stock of another party, but may be rebutted by a showing that control does not exist.

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

Payment of Dividends

Under Massachusetts' law, insurers may pay cash dividends only from earnings and statutory surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.

The Company relies upon dividends from its subsidiaries for its cash requirements. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders may, within certain limitations, pay such dividends and then file a report with the Commissioner. Dividends in excess of these limitations are called extraordinary dividends. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards to policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 2000, 1999 and 1998. Similar laws exist in California and Ohio. No dividends were paid by American Commerce or Commerce West since their respective acquisitions.

Protection Against Insurer Insolvency

Massachusetts

All of the insurers writing the types of insurance covered by the Massachusetts Insurers Insolvency Fund ("M.I.I.F.") are M.I.I.F. members. M.I.I.F. is obligated to pay any unpaid claim, up to $300,000, against an insolvent insurer if the claim existed prior to the declaration of insolvency or arose within 60 days thereafter. M.I.I.F. assesses members the amounts it deems necessary to pay both its obligations and the expenses of handling covered claims. Subject to certain limitations, assessments are made in the proportion that each member's net written premiums for the preceding calendar year for all property and casualty lines of business bore to the corresponding net written premiums for all members for the same period. The statute that established M.I.I.F. also provides for the recoupment by insurers of amounts paid to M.I.I.F. Historically, the Commissioner has allowed insurers to recoup the amounts they paid M.I.I.F. through rate adjustments.

As provided in the statutes, insurance companies, which write business in Massachusetts, are assessed for losses attributable to the insolvency of other insurance companies by the Massachusetts Insurers Insolvency Fund ("M.I.I.F."). From its inception, on August 2, 1972 through December 31, 2000, the M.I.I.F. has approved assessments totaling $163,071,000, of which the Company's share was approximately $12,575,000. It is anticipated that there will be additional assessments from time to time relating to various insolvencies. By statute, no insurer may be assessed in any year an amount greater than two percent of that insurer's direct written premiums for the calendar year preceding the assessment. Although the timing and amounts of any such assessments are not known, Management is of the opinion that such assessments will not have a material effect on the consolidated financial position of the Company. According to statute, the assessed insurance companies have the right to recoup amounts paid to the M.I.I.F., over a reasonable length of time, through premium rates approved by the Commissioner. The Company's policy has been to recognize the recovery of the assessed amounts as assessed. M.I.I.F. assessed the Company $5,306,000 during 2000 after having no activity for the year ended December 31, 1999 and a refund of $271,000 for the year ended December 31, 1998. The assessment for 2000 was primarily the result of two insolvencies, The Trust Insurance Company and New England

Fidelity Insurance Company, which accounted for assessment amounts of $4,939,000 and $1,205,000, respectively, offset by refunds for assessments on numerous insurers from prior years assessments.

Other States

Commerce West, domiciled in California, is covered by the California
Insurance Guarantee Association ("C.I.G.A."). American Commerce, domiciled in Ohio, is covered by the Ohio Guarantee Association ("O.G.A."). Both Company's are also covered by similar Associations in the states where they do business. These Associations operate similarly to the M.I.I.F. described earlier. No payments were made to these Associations for insolvency assessments during 2000 and 1999.

NAIC Guidelines

Insurance Regulatory Information System Ratios.  The NAIC Insurance
Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is intended primarily to assist state insurance regulators in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the year ended December 31, 2000, the Company's consolidated property and casualty operations had no ratios outside the "normal" range.

Risk-Based Capital ("RBC"). In order to enhance the regulation of insurer insolvency, the NAIC developed a formula and model law to provide for RBC requirements for property and casualty insurance companies. RBC requirements are designed to assess capital adequacy and to raise the level of protection, that statutory surplus provides for policyholder obligations. The RBC model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss development and inadequate pricing; (ii) declines in asset values arising from credit risk; and, (iii) other business risks from investments. Insurers having less statutory surplus than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

The RBC model formula proposes four levels of regulatory action. The extent of regulatory intervention and action increases as the percentage of surplus to RBC falls. The first level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level (as defined by the NAIC) requires an insurer to submit a plan containing corrective actions and permits the Commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level (as defined by the NAIC) allows the regulator to rehabilitate or liquidate an insurer in addition to the aforementioned actions if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level (as defined by the NAIC), which requires the regulator to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount. The Company's insurance subsidiaries, Commerce, Citation, Commerce West, and American Commerce are listed in the accompanying table, which provides the key RBC information:

                                                              Commerce    American
      (Dollars in millions)           Commerce    Citation      West      Commerce

      At December 31, 2000
      Statutory surplus.............    $ 552      $   109      $  28      $    93
      200% RBC Company action level.      197            4          6           19

      Statutory surplus in excess
        of RBC Company action level.    $ 355      $   105      $  22      $    74

      RBC amounts...................    $  98      $     2      $   3      $     9

      % of surplus to RBC amounts...    563.3%     5,450.0%     933.3%     1,033.3%

K. Competition

The property and casualty insurance industry is highly cyclical, characterized by periods of increasing premium rates and limited underwriting capacity, followed by periods of intensive price competition and abundant underwriting capacity. This industry also is highly competitive, with a large number of companies, many of which operate in more than one state, offering automobile, homeowners, commercial property and other lines of insurance.
Some of the Company's competitors have larger volumes of business and greater financial resources and some sell insurance directly to policyholders rather than through independent agents.

Massachusetts

In 1995, several insurers, including the Company, within the Massachusetts Insurance Industry began pursuing group marketing as a means of shifting market share. Arising from this pursuit, additional programs such as safe driver deviations and the elimination of finance fees have followed. In 2001, in response to the average personal automobile rate decision over the last several years, the Company filed for and ultimately received approval to offer a SDIP Step 9 deviation of 2%. No deviation for Step 10 business for policies incepting in the 2001 calendar year was requested. In 2000, the Company offered deviations for SDIP Steps 9 and 10 of 6% and 2%, respectively. At year-end 2000, 55.1% and 14.0% of the Company's exposures were eligible for Step 9 and Step 10 deviations, respectively, versus 54.6% and 14.0%, respectively during 1999.

Because the Company's insurance products are marketed exclusively through independent agencies, most of whom represent more than one company, the Company faces competition within each agency. The Company competes for business within independent agencies by offering a more attractively priced product to the consumer and by paying agents significant compensation in the form of commissions and profit sharing, which are based in part on the underwriting profits of the agency business written with the Company. The Company also provides a consistent market, the prompt servicing of policyholder claims and agency support services. Although the Company believes, based upon regular surveys of its agencies, its relationships with its independent agencies are excellent, any disruption in these relationships could adversely affect the Company's business.

The Company believes the Massachusetts regulatory environment, which fixes maximum personal automobile insurance rates, apportions losses incurred by C.A.R. and establishes minimum agency commissions, has discouraged certain companies with more diverse geographic markets and interests from establishing a presence or expanding their market share in Massachusetts. Any material change in this situation could adversely affect the Company's business.

Other States

Both Commerce West and American Commerce file and receive approval for premium rates with the respective divisions of insurance in the states they do business. Commerce West competes for business by utilizing 574 independent insurance agencies and brokers that offer competitively priced products and provide quality service. Agents and brokers are offered compensation in the form of commissions and profit sharing, which are based in part on the underwriting profits of the agency business written with Commerce West. American Commerce competes for business by utilizing 36 AAA owned and operated independent agencies that offer competitively priced products and provide quality service. The AAA owned independent agencies are offered compensation in the form of commission and profit sharing, based in part on their underwriting profits, as well as stock options on the agency business written with American Commerce.

L. Other Matters

Human Resources

As of December 31, 2000, the Company and its subsidiaries employed 1,719 people. Commerce employed 1,446 people; Commerce West employed 70 people; American Commerce employed 203 people. The Company is not a party to any collective bargaining agreements and believes its relationship with employees to be very good.

The Company offers benefits, compensation and employee relations programs to assure a productive and positive working environment. The Company monitors job grades and salary scales of peer companies to assure that its compensation levels and benefits are competitive both within the property and casualty insurance industry and geographically in the areas its subsidiaries operate. The Company has been recognized for its progressive programs designed to meet the needs of a modern-day workforce. On-site child care has been offered to Massachusetts employees since 1986 making Commerce one of the first businesses in the region to offer this benefit. A newly constructed child care center can currently accommodate up to 200 children of our employees. In addition, alternative work schedules, casual dress, and free parking are also provided.

The Company offers an Employee Stock Ownership Plan ("E.S.O.P.") and
401(k) Plan for the benefit of substantially all employees, including those of the Company's subsidiaries, as discussed in Note I of the Company's Annual Report. The E.S.O.P. is noncontributory on the part of participants and contributions are made at the discretion of the Board of Directors. The Company is under no obligation to make contributions or maintain the E.S.O.P. for any length of time, and may completely discontinue or terminate the E.S.O.P. at any time without liability. Contributions by the Company and subsidiaries to the E.S.O.P. for the years ending December 31, 2000, 1999 and 1998 were $5,702,000, $5,748,000 and $5,412,000, respectively. The E.S.O.P.
owned 3,143,076 and 3,447,486 shares of the Company's common stock at December 31, 2000 and 1999, respectively. E.S.O.P. Participants who are current employees of the Company or its subsidiaries and who are 100% vested in their E.S.O.P. accounts can annually elect to transfer out of the E.S.O.P. up to 100% of their allocated Company stock in the form of an eligible rollover distribution into another eligible retirement plan, such as a qualified individual retirement arrangement. Approximately 2,248,000 shares owned by the E.S.O.P. at December 31, 2000 are allocated to the E.S.O.P. accounts of these individuals. E.S.O.P. Participants who are former employees of the Company may generally elect to withdraw from the E.S.O.P. the shares allocated to their accounts at any time. Approximately 666,000 shares owned by the E.S.O.P. at December 31, 2000 are allocated to the E.S.O.P. accounts of these individuals. The remaining approximately 220,000 shares owned by the E.S.O.P. at December 31, 2000 are allocated to the E.S.O.P. accounts of Participants who have not yet reached 100% vesting in their account balances. Disposition of these unvested shares is restricted under the E.S.O.P. Effective January 1, 2001 a "K.S.O.P." feature was added to the E.S.O.P. which allows employees to make tax deferred contributions from their pay which are invested in Company stock. Maximum contribution limitations are calculated in conjunction with the 401(K).

The 401(k) Plan, implemented in September 1998, enables eligible employees to contribute up to 15% of eligible compensation on a pre-tax basis up to the annual maximum limits under federal tax law. The Company incurs no expenses in the form of matching contributions but does pay for administration of the Plan.

In 2000, the Directors of American Commerce voted to terminate the American Commerce noncontributory defined benefit pension plan (the "pension plan") effective June 1, 2000 and transition after 2000 to the E.S.O.P. The payment of the termination liability to participants from previously funded assets of the pension plan amounted to $4,558,000 in 2000. All participants of the pension plan were eligible to retire with full retirement benefits upon attainment of age 65 with 5 years of participation. Retirement benefits were payable for the life of the participant with guaranteed payments for 10 years. All retirees had taken lump-sum payments. American Commerce made contributions to a deposit administration contract, which provided the pension plan with assets sufficient to fund pension benefits to pension plan participants. The deposit administration contract was carried at contract value, which represented the cost of contributions plus interest and experience refunds. The pension plan was subject to and exceeded the minimum funding requirements of ERISA.

American Commerce maintained a separate 401(k) Plan for the benefit of substantially all of its employees. American Commerce matched 50% of all employee contributions up to 6% of pay. Both American Commerce and its employees shared in administration expenses of the plan. In 2000, the Directors of American Commerce voted to merge the 401(k) plan with the Company's Plan on January 1, 2001.

American Commerce maintains a noncontributory post-retirement benefit plan (the "post-retirement plan") for retirees that includes medical, dental and life insurance coverages. All participants of the post-retirement plan are eligible upon attainment of age 55 with 10 years of service or age 65 with 5 years of service. Dental coverage ceases at age 65 and life insurance coverage decreases based upon the age of the retiree until the attainment of age 70, at which time retirees are provided a nominal amount of coverage from age 70 and thereafter. Participant's spouses are also covered under the post-retirement plan. The cost of post-retirement medical, dental and life insurance benefits is accrued over the active service periods of employees to the date they attain full eligibility for such benefits. It is the policy of American Commerce to pay for post-retirement benefits as incurred.

ITEM 2. PROPERTIES

The Company conducts its Massachusetts operations from approximately
300,000 square feet of space in several buildings, which it owns in Webster, Massachusetts, which is located approximately 50 miles southwest of Boston. The Company's principal administrative offices in Webster consist of recently rehabilitated and newly constructed buildings. Its data processing and operational departments are housed in modern office buildings on a separate nine acre site. In 1998, the Company completed the construction of a 20,000 square foot child care center located on a separate seven acre site in Webster, Massachusetts. The Company operated child care center can provide care for up to 200 children of employees. Commerce West currently leases approximately 12,000 square feet of office space in Pleasanton, California. American Commerce conducts its operations from approximately 40,000 square feet of space in a building located on a two acre site in Columbus, Ohio. American Commerce also leases property at its four district claims offices. The Company considers that its properties are in good condition, are well maintained, and are generally suitable to carry on the Company's business. For additional information concerning property, see Note D to the Company's 2000 Consolidated Financial Statements, which is incorporated herein by reference from page 49 of the Company's 2000 Annual Report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company's executive officers are as follows:

            Name                     Age               Position with Company
      Arthur J. Remillard, Jr.       70         President, Chief Executive Officer, Chairman
                                                of the Board

      Gerald Fels                    58         Executive Vice President,
                                                Chief Financial Officer, Director

35


      Regan P. Remillard             37         Senior Vice President, Vice-Chairman of the
                                                Board, President of Commerce West, Chief
                                                Executive Officer of American Commerce,
                                                Director

      Arthur J. Remillard, III       45         Senior Vice President--Policyholder
                                                Benefits, Assistant Clerk, Director

      David H. Cochrane              47         Senior Vice President--Underwriting
                                                of Commerce and Citation

      Peter J. Dignan                49         Senior Vice President--Marketing
                                                of Commerce and Citation

      Mary M. Fontaine               44         Senior Vice President--Human Resources

      Joyce B. Virostek              58         Senior Vice President--Management
                                                Information Systems of Commerce and Citation

      James A. Ermilio               38         Vice President and General Counsel

      Randall V. Becker              40         Treasurer and Chief Accounting Officer

Arthur J. Remillard, Jr. has been the President, Chief Executive Officer and Chairman of the Board of the Company since 1976 and of Commerce since 1972. Mr. Remillard, Jr. has been in the insurance business for more than 30 years. Mr. Remillard, Jr. is also the Vice Chairman of the Governing Committee, Chairman of the Actuarial Committee, a member of the Governing Committee Review Panel, Chairman of the Budget Committee and a member of the Personnel Committee of C.A.R. Mr. Remillard, Jr. is also Chairman of the Governing Committee and a member of the Budget Committee, Executive Committee and Nominating Committee of the A.I.B.

Gerald Fels, a certified public accountant, was appointed Executive
Vice President of the Company in 1989. From 1981 to 1989, Mr. Fels was Senior Vice President of the Company. Mr. Fels was the Treasurer of the Company from 1976 to 1995 and of Commerce from 1975 to 1995. Mr. Fels has also been Chief Financial Officer of the Company since 1976 and of Commerce since 1975. Mr. Fels is a Director of American Nuclear Insurers and serves on the Advisory Board of Conning Capital Funds.

Regan P. Remillard was appointed President of ACIC Holding Co., Inc. in
1998 and Vice Chairman of the Board and Chief Executive Officer of American Commerce Insurance Company in 1999. Mr. Remillard has been President of Commerce West Insurance Company since 1996. Mr. Remillard has been a Senior Vice President of the Company since 1995. From 1995 to February 2000 Mr. Remillard was General Counsel of the Company. From 1994 to 1995, Mr. Remillard was a practicing attorney at Hutchins, Wheeler & Dittmar, a Massachusetts law firm specializing in corporate law and litigation. From 1989 to 1993, Mr. Remillard was Government Affairs Monitor of the Company. Mr. Remillard is a member of the Massachusetts Bar.

Arthur J. Remillard, III was appointed Senior Vice President--
Policyholder Benefits in 1988 and has been Assistant Clerk of the Company since 1982. From 1981 to 1988, Mr. Remillard, III had been Vice President-- Mortgage Operations. In addition, Mr. Remillard, III has also served on the Board of Governors of the Insurance Fraud Bureau of the A.I.B. since 1991, the C.A.R. Claims Advisory Committee since 1990 and the A.I.B. Claims Committee since 1991.

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

James A. Ermilio was appointed General Counsel of the Company in
February 2000 and has been a Vice President of the Company since November 1998. Mr. Ermilio is also Chief Legal Officer and Secretary of American Commerce Insurance Company and Secretary of ACIC Holding Co., Inc. Mr. Ermilio had been the Associate General Counsel of the Company since September 1998. Mr. Ermilio was Counsel for Glaxo Wellcome, Inc. (subsequently renamed Glaxo Smith Kline, Inc.) from 1993 to September 1998. Prior to 1993, Mr. Ermilio was an Associate with the law firm of Bingham Dana. Mr. Ermilio is a member of the Massachusetts and District of D.C. Bars.

Randall V. Becker, a certified public accountant, has been Treasurer and Chief Accounting Officer of the Company since 1994. From 1990 to 1994, Mr. Becker was Assistant Treasurer and Comptroller of the Company. From 1986 to 1990, Mr. Becker was the Director of Internal Audit for the Company.

The only family relationship among the executive officers is that Arthur
J. Remillard, III and Regan P. Remillard are the sons of Arthur J. Remillard,
Jr.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the NYSE under the symbol "CGI".
The high, low and close prices for shares as quoted in the Wall Street Journal, of the Company's common stock for 2000 and 1999 were as follows:

                                        2000                             1999
                               High      Low       Close         High     Low      Close
      First Quarter......    $31.0000  $23.0000   $29.5000     $31.0625 $23.4375  $24.5625
      Second Quarter.....     30.8750   26.1250    29.5000      25.1250  21.5625   24.3750
      Third Quarter......     29.4375   25.0625    28.9375      26.8750  21.5000   23.0000
      Fourth Quarter.....     29.2500   22.8750    27.1800      28.1250  20.7500   26.1250

As of March 1, 2001 there were 1,093 stockholders of record of the Company's Common Stock, not including stock held in "Street Name" or held in accounts for participants of the Company's E.S.O.P.

The Board of Directors of the Company voted to declare four quarterly dividends to stockholders of record totaling $1.15 per share and $1.11 per share in 2000 and 1999, respectively. On May 19, 2000, the Board voted to increase the quarterly stockholder dividend from $0.28 to $0.29 per share to stockholders of record as of June 4, 2000. Prior to that declaration, the Company had paid quarterly dividends of $0.28 per share dating back to May 15, 1999 when the Board voted to increase the dividend from $0.27 to $0.28 per share.

The Company purchased 606,200 shares of Treasury Stock under the stock buyback program during 2000, at an average price of $25.56, increasing the total shares of Treasury Stock to 4,246,648 at December 31, 2000. Through March 31, 2000, the Company completed its share purchases under the previously approved buyback programs. In May 1999, the Board of Directors approved an additional stock buy-back program of up to 2 million shares. At December 31, 2000, the Company has authority to purchase approximately 900,000 additional shares.

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


ITEM 6. SELECTED FINANCIAL DATA

The five-year financial information under the caption "Selected
Consolidated Financial Data" on page 65 of the Company's 2000 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information on pages 5 through 30 of the Company's 2000 Annual Report is incorporated herein by reference.


ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The information on pages 27 and 28 of the Company's 2000 Annual Report is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements for the years ended
December 31, 2000, 1999 and 1998 and the report of its independent auditors on pages 32 through 64 of the Company's 2000 Annual Report are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item and not provided in Item 4A will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2000, and such information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2000 and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2000 and such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2000 and such information is incorporated herein by reference.


PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      A. (1) The following financial statements have been incorporated herein by reference from the pages indicated below of the Company's 2000 Annual Report:

                                                                                    Page
              Report of Independent Auditors...................................      31
              Consolidated Balance Sheets as of December 31, 2000 and 1999.....      32
              Consolidated Statements of Earnings for the years ended
               December 31, 2000, 1999 and 1998................................      33
              Consolidated Statements of Stockholders' Equity for the years
               ended December 31, 2000, 1999 and 1998..........................      34
              Consolidated Statements of Cash Flows for the years ended
               December 31, 2000, 1999 and 1998................................      35
              Consolidated Statements of Cash Flows - Reconciliation of Net
               Earnings to Net Cash provided by Operating Activities for the
                years ended December 31, 2000, 1999 and 1998...................      36
              Notes to Consolidated Financial Statements.......................      37

         (2) The financial statement schedules are listed in the Index to Consolidated Financial Statement Schedules.

         (3)  The exhibits are listed in the Index to Exhibits.

      B. No reports on Form 8-K were filed during the quarter ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 18, 2001
                               THE COMMERCE GROUP, INC.


                                By
                                ARTHUR J. REMILLARD, JR.
                               (Arthur J. Remillard, Jr.)
                               (President, Chief Executive Officer, Chairman
                                of the Board and Director)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            Signature                                      Title


      ARTHUR J. REMILLARD, JR.                  President, Chief Executive Officer, Chairman
      (Arthur J. Remillard, Jr.)                of the Board and Director



      GERALD FELS                               Executive Vice President, Chief Financial
      (Gerald Fels)                             Officer and Director



      ARTHUR J. REMILLARD, III                  Senior Vice President--Policyholder
      (Arthur J. Remillard, III)                Benefits, Assistant Clerk and Director



      REGAN P. REMILLARD                        Senior Vice President of the Company,
      (Regan P. Remillard)                      President of Commerce West, Chief Executive
                                                Officer of American Commerce Insurance
                                                Company and Director



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



      ERIC G. BUTLER                            Director
      (Eric G. Butler)



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






            Signature                                      Title


      NORMAND R. MAROIS                         Director
      (Normand R. Marois)



      SURYAKANT M. PATEL                        Director
      (Suryakant M. Patel)



      GURBACHAN SINGH                           Director
      (Gurbachan Singh)


THE COMMERCE GROUP, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULES*

                                                                                    Page

  Ernst & Young LLP Consent of Independent Auditors............................      44

Schedules
   II       Condensed Financial Information of the Registrant as of and for the
             years ended December 31, 2000, 1999 and 1998......................      45

   III      Supplementary Insurance Information for the years ended
             December 31, 2000, 1999 and 1998 .................................      50

   IV       Reinsurance for the years ended December 31, 2000, 1999 and 1998...      51

    V       Valuation and Qualifying Accounts for the years ended
             December 31, 2000, 1999 and 1998..................................      52

    X       Supplemental Information Concerning Property-Casualty Insurance
            Operations for the years ended December 31, 2000, 1999 and 1998....      53



* Financial statement schedules other than those listed are omitted because they are not required, not applicable or the required information has been included elsewhere.

CONSENT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of The Commerce Group, Inc.

We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Commerce Group, Inc. of our report dated January 26, 2001, included in the 2000 Annual Report to Stockholders of The Commerce Group, Inc.

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

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-62367) pertaining to The Commerce Group, Inc. 401(k) Plan of our report dated January 26, 2001, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of The Commerce Group, Inc.


ERNST & YOUNG LLP

Boston, Massachusetts
March 28, 2001

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

BALANCE SHEETS
December 31,
(Thousands of Dollars)

                                                             2000        1999        1998
ASSETS

Investments:
  Investment in Commerce Holdings, Inc..................   $758,968    $637,725   $656,514
  Investment in Bay Finance Company, Inc................     28,531      27,312     25,558
  Investment in the Clark-Prout Insurance Agency, Inc...        562         488        313
      Total investments.................................    788,061     665,525    682,385

Cash and cash equivalents...............................         11           7          2
Property and equipment, net of accumulated depreciation.      1,257       1,374      1,219
Receivable from affiliates..............................       -           -        37,077
Current income taxes....................................      2,861       2,007       -
Deferred income taxes...................................        882          37      1,706
Other assets............................................      1,329       3,536      3,626
      Total assets......................................   $794,401    $672,486   $726,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued expenses.................   $  8,552    $    986   $  9,609
  Payable to affiliates.................................      3,914       3,437       -
  Current income taxes..................................       -           -         5,519
  Other liabilities.....................................         54          58         35
      Total liabilities.................................     12,520       4,481     15,163

Stockholders' equity:
  Capital stock:
    Common stock........................................     19,000      19,000     19,000
  Paid-in capital.......................................     29,621      29,621     29,621
  Net accumulated other comprehensive income (loss),
    net of income taxes (benefits) of $6,372 in 2000,
    ($13,277) in 1999 and $12,540 in 1998...............     11,833     (24,657)    23,289
  Retained earnings.....................................    820,528     727,649    677,629
                                                            880,982     751,613    749,539
  Treasury stock, 4,246,648, 3,640,448 and 1,957,348
    shares in 2000, 1999 and 1998, at cost..............    (99,101)    (83,608)   (38,687)


      Total stockholders' equity........................    781,881     668,005    710,852

      Total liabilities and stockholders' equity........   $794,401    $672,486   $726,015

The accompanying notes are an integral part of these condensed financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II
(continued)

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

STATEMENTS OF EARNINGS
Years ended December 31,
(Thousands of Dollars)

                                                            2000        1999       1998
Revenues
  Dividends received from subsidiaries.................   $ 51,660    $ 56,070   $ 51,745
  Rent income..........................................        492         513        461
     Total revenues....................................     52,152      56,583     52,206

Expenses
  Depreciation.........................................        246         228        298
  Administrative expenses..............................      9,667        (897)       492
     Total expenses....................................      9,913        (669)       790

Earnings before income tax benefits and equity in
 net earnings of subsidiaries over amounts distributed.     42,239      57,252     51,416
Income tax benefits....................................     (3,795)       (338)      (991)

Earnings before equity in net earnings of subsidiaries
 over amounts distributed..............................     46,034      57,590     52,407

Equity in net earnings of subsidiaries over amounts
 distributed...........................................     86,046      31,086     45,858
     Net earnings......................................   $132,080    $ 88,676   $ 98,265


The accompanying notes are an integral part of these condensed financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II
(continued)

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

STATEMENTS OF CASH FLOWS
Years ended December 31,
(Thousands of Dollars)

                                                              2000        1999        1998
Cash flows from operating activities:
  Net earnings............................................ $ 132,080    $ 88,676    $ 98,265
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Dividends received from consolidated subsidiaries.....    51,660      56,070      51,745
    Equity in earnings of consolidated subsidiaries.......  (137,706)    (87,156)    (97,603)
    Depreciation and amortization.........................       246         228         298
    Other assets, other liabilities and accrued expenses..     9,717      (8,609)    (14,159)
    Balances with affiliates..............................       477      40,514      (6,682)
    Income taxes (benefits)...............................    (1,699)     (5,857)      6,804
    Other--net............................................        94        (141)        (55)
      Net cash provided by operating activities...........    54,869      83,725      38,613

Cash flows from investing activities:
  Purchase of property and equipment for company use......      (366)       (487)       (196)
  Proceeds from sale of property and equipment............       195         344         149
      Net cash used in investing activities...............      (171)       (143)        (47)

Cash flows from financing activities:
  Dividends paid to stockholders..........................   (39,201)    (38,656)    (38,566)
  Purchase of treasury stock..............................   (15,493)    (44,921)       -
      Net cash used in financing activities...............   (54,694)    (83,577)    (38,566)

Increase in cash and cash equivalents.....................         4           5         -
Cash and cash equivalents at beginning of year............         7           2           2
Cash and cash equivalents at end of year.................. $      11    $      7    $      2






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

NOTE A--Dividends

The amounts of cash dividends paid to The Commerce Group, Inc. (Parent only) were as follows:

                                                              2000        1999        1998
      Consolidated insurance subsidiaries.................  $51,660     $56,070     $51,745

See Note M to the Consolidated Financial Statements in the Annual Report for a description of dividend restrictions applicable to the Company's subsidiaries.

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

The method of allocation calls for current taxes to be allocated among all affiliated companies based on a written tax-sharing agreement. Under this agreement, allocation is made primarily on a separate return basis with current payment for losses and other tax items utilized in the consolidated return. However, to the extent that a payor member of the group has future net operating losses, which it cannot absorb in the year incurred, other members within the group will refund payments to the payor.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II
(continued)

CONDENSED FINANCIAL INFORMATION

THE COMMERCE GROUP, INC.
(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Thousands of Dollars)

NOTE C--Consolidated Financial Statements

In preparing the consolidated financial statements of the Company and its subsidiaries, the following amounts have been eliminated:

                                               At December 31,
Balance Sheet                          2000          1999         1998
Investment in subsidiaries.........  $788,061      $665,525     $682,385
Receivable from affiliates.........      -             -          37,077
Payable to affiliates..............     3,914         3,437         -

                                            Years Ended December 31,
Statement of Earnings                  2000          1999         1998
Dividends from subsidiaries........  $ 51,660      $ 56,070     $ 51,745
Rent income........................       492           513          461

NOTE D--Reclassification of Prior Year Balances

Certain prior year balances have been reclassified to conform to the 2000 presentation.

During the fourth quarter of 2000, the Company changed its policy in regard to its investments in certain closed-end preferred stock mutual funds. On a forward going basis, the Company will take a proactive posture to affect the overall investment performance of these funds. This posture may involve discussing, among other things, the performance, trading prices, investment strategy, portfolio securities, and extraordinary transactions such as a merger, reorganization or liquidation of one or more funds with management, shareholders, or others. The Company's ownership position of these various funds at December 31, 2000 ranges from 23% to 48% of outstanding shares. The level of ownership and new investment policy requires the Company to account for these investments on an equity basis. The equity method requires that the investments are to be valued at original cost plus the cumulative equity in the earnings and losses of the funds and adjusted over time by the premium or discount at the time of purchase to the applicable underlying net asset value of the funds. Until now, the Company has reported the income on a cash basis, valued the investments at quoted market prices and recorded the change in quoted market prices through Comprehensive Income. The results of prior accounting periods impacted by this change have been restated.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION
Years Ended December 31, 2000, 1999 and 1998
(Thousands of Dollars)

                                                     Future
                                                     Policy                Other
                                        Deferred    Benefits,              Policy
                                         Policy    Claims and            Claims and              Net
                                       Acquisition    Loss     Unearned   Benefits   Premium Investment
             Segment                      Costs     Expenses   Premiums    Payable   Revenue  Income(1)
2000
Massachusetts's property and casualty
 insurance.............................$   102,026 $  611,566  $481,669             $849,998 $   97,537
Other states property and casualty
 insurance.............................      9,279     62,574    38,216     None     104,485     17,039
Real estate and commercial lending.....       -          -         -                    -         5,407
Corporate and other....................       -          -         -                    -         3,421
      Total............................$   111,305 $  674,140  $519,885             $954,483 $  123,404

1999
Massachusetts's property and casualty
 insurance.............................$    90,360 $  595,817  $423,173             $767,686 $   48,140
Other states property and casualty
 insurance.............................      8,140     64,024    33,922     None     104,144     10,445
Real estate and commercial lending.....       -          -         -                    -         5,429
Corporate and other....................       -          -         -                    -         3,374
      Total............................$    98,500 $  659,841  $457,095             $871,830 $   67,388

1998
Massachusetts's property and casualty
 insurance.............................$    87,170 $  576,923  $385,067             $720,939 $   79,441
Other states property and casualty
 insurance.............................      1,589      7,073     6,357     None      24,681      3,345
Real estate and commercial lending.....       -          -         -                    -         6,407
Corporate and other....................       -          -         -                    -          -
      Total............................$    88,759 $  583,996  $391,424             $745,620 $   89,193

                                       Benefits,   Amortization
                                        Claims,    of Deferred
                                      Losses and      Policy     Other        Net
                                      Settlement   Acquisition  Operating   Premiums
             Segment                   Expenses       Costs      Expenses    Written

2000
Massachusetts's property and casualty
 insurance.............................$  603,029  $    212,472           $  906,601
Other states property and casualty
 insurance.............................    83,128        30,785   None       102,310
Real estate and commercial lending.....      -             -                    -
Corporate and other....................      -             -                    -
      Total............................$  686,157  $    243,257           $1,008,911

1999
Massachusetts's property and casualty
 insurance.............................$ 547,004  $    199,296           $  806,491
Other states property and casualty
 insurance.............................   78,086        34,364   None       105,502
Real estate and commercial lending.....     -             -                    -
Corporate and other....................     -             -                    -
      Total............................$ 625,090  $    233,660           $  911,993

1998
Massachusetts's property and casualty
 insurance.............................$ 516,884  $    187,372           $  721,663
Other states property and casualty
 insurance.............................   14,545         9,062   None        23,385
Real estate and commercial lending.....     -             -                    -
Corporate and other....................     -             -                    -
      Total............................$ 531,429  $    196,434           $  745,048


(1) The allocation of net investment income is based upon the specific identification of activity within the various segments.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV

REINSURANCE
Years Ended December 31, 2000, 1999 and 1998
(Thousands of Dollars)

                                                                    Assumed                Percentage
                                                      Ceded to       From                  of Amount
                                         Gross         Other         Other         Net       Assumed
       Insurance Premiums Earned         Amount       Companies    Companies      Amount    to Net

2000
  Property and casualty insurance..$1,015,260    $142,474    $ 81,697    $954,483     8.6%

1999
  Property and casualty insurance..$  911,588    $124,459    $ 84,701    $871,830     9.7%

1998
  Property and casualty insurance..$  781,464    $111,901    $ 76,057    $745,620    10.2%

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2000, 1999 and 1998
(Thousands of Dollars)

                                                         Net
                                                       addition
                                                      (reduction)
                                           Balance     charged to                Balance
                                          beginning    costs and                 at end
                                           of year      expenses   Deductions(1)  of year
2000
  Allowance for losses on mortgage loans
   and collateral notes receivable........ $2,127       $(1,269)      $  -         $  858

  Allowance for doubtful premium
   receivables............................ $1,452       $   985       $  (950)     $1,487

1999
  Allowance for losses on mortgage loans
   and collateral notes receivable........ $2,301       $  (174)      $  -         $2,127

  Allowance for doubtful premium
   receivables............................ $1,450       $ 1,249       $(1,247)     $1,452

1998
  Allowance for losses on mortgage loans
   and collateral notes receivable........ $2,812       $  (511)      $  -         $2,301

  Allowance for doubtful premium
   receivables............................ $1,451       $ 1,297       $(1,298)     $1,450



(1) Deductions represent net write-offs of amounts determined to be uncollectible.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

SCHEDULE X

SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
Years Ended December 31, 2000, 1999 and 1998
(Thousands of Dollars)


                                           Claims and Claim      Paid         American
                                         Adjustment Expenses    Claims        Commerce
            Affiliation                  Incurred Related to   and Claim     losses and
               with                      Current    Prior      Adjustment    LAE reserves
            Registrant                    Year      Years       Expenses      at 1/29/99

2000
  Consolidated property-casualty
   entities..........................    $728,582   $(42,425)  $659,069      $  -

1999
  Consolidated property-casualty
   entities..........................    $664,978   $(39,888)  $627,550      $63,112

1998
  Consolidated property-casualty
   entities..........................    $592,796   $(61,367)  $563,067      $  -

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS(A)

Exhibit
Number                                    Title
  3.1       Articles of Organization, as amended(B)

  3.2       By-Laws(B)

  4         Stock Certificate(B)

 10.6*      Form of Stock-Appreciation Right Agreement(B)

 10.7*      Form of Stock-Appreciation Right and Book Value Award Agreement as amended (C)

 10.8*      1994 Management Incentive Plan as amended (D)

 10.18*     Form of Non-Qualified Stock Option Agreement

 10.19*     Form of Incentive Stock Option Agreement

 10.20*     Form of Non-Qualified Stock Option Agreement

 10.21*     Form of Stock Option Agreement

 10.22      Conning Capital Partners VI, L.P., Limited Partnership Agreement (E)

 13.1       Annual Report for the year ended December 31, 2000 to Security Holders

 22.1       Subsidiaries of the Registrant filed herewith


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

(E) Incorporated herein by reference to the exhibit with the same exhibit number, filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1999.

* Denotes management contract or compensation plan or arrangement.

2000
annual
report
















The
CGI

The Commerce Group, Inc.
211 Main Street, Webster, Massachusetts 01570

INDEX TO 2000 ANNUAL REPORT

                                                                   Page

Financial Highlights............................................     1

Letter to Stockholders..........................................     2

Management's Discussion and Analysis of Financial Condition
 and Results of Operations......................................     5

Common Stock Price and Dividend Information.....................    29

Report of Management............................................    31

Report of Independent Auditors..................................    32

Consolidated Balance Sheets at December 31, 2000 and 1999.......    33

Consolidated Statements of Earnings for the Years Ended
 December 31, 2000, 1999 and 1998...............................    34

Consolidated Statements of Stockholders' Equity for the Years
 Ended December 31, 2000, 1999 and 1998.........................    35

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2000, 1999 and 1998...............................    36

Consolidated Statements of Cash Flows - Reconciliation of Net
 Earnings to Net Cash Provided by Operating Activities for the
 Years Ended December 31, 2000, 1999 and 1998...................    37

Notes to Consolidated Financial Statements......................    38

Selected Consolidated Financial Data............................    65

Management's Discussion of the Supplemental Information on
 Insurance Operations...........................................    66

Directors.......................................................    71

Officers........................................................    75

Stockholder Information.........................................    77

FINANCIAL HIGHLIGHTS
(Dollars in Thousands, Except Per Share Amounts)

                                                      2000          1999            1998


Direct premiums written.........................   $1,071,649    $  948,149      $  796,858

Net premiums written............................   $1,008,911    $  911,993      $  745,048

Earned premiums.................................   $  954,483    $  871,830      $  745,620
Net investment income...........................      123,404        67,388          89,193
Premium finance and service fees................       15,227        14,774          13,440
Amortization of excess of book value of
  subsidiary interest over cost.................        3,390         3,019             -
Net realized investment gains...................        2,976         6,023           4,458
      Total revenues............................   $1,099,480    $  963,034      $  852,711

Earnings before income taxes and minority
  interest......................................   $  170,066    $  104,284      $  124,848
Income taxes....................................       38,306        16,667          26,583

Net earnings before minority interest...........      131,760        87,617          98,265
Minority interest...............................          320         1,059            -
      Net earnings..............................   $  132,080    $   88,676      $   98,265

Comprehensive income............................   $  168,570    $   40,730      $   96,594

Basic and diluted net earnings per common share.   $     3.87    $     2.54      $     2.73

Net earnings excluding the after-tax impact of
  net realized investment gains (1).............   $  130,146    $   84,761      $   95,367

Basic and diluted net earnings per common
  share excluding the after-tax impact of net
  realized investment gains (1).................   $     3.81    $     2.43      $     2.65

Cash dividends paid per share...................   $     1.15    $     1.11      $     1.07

Weighted average number of common shares
  outstanding...................................   34,121,047    34,940,074      36,042,652

Total investments at market value
  and equity value..............................   $1,472,562    $1,295,995      $1,262,500
Total assets....................................    2,075,614     1,878,019       1,747,583
Total liabilities...............................    1,292,665     1,208,650       1,036,731
Minority interest...............................        1,068         1,364             -
Total stockholders' equity......................      781,881       668,005         710,852
Total stockholders' equity per share............        23.16         19.44           19.72

Certain statutory financial ratios (unaudited):
  Loss and LAE ratio............................         71.7%         72.0%           71.6%
  Underwriting expense ratio....................         25.1          26.5            26.5
      Combined ratio............................         96.8%         98.5%           98.1%

  Net premiums written to policyholders'
    surplus.....................................        152.6%        175.7%          132.2%

(1) The above figures are presented to provide information to the reader due to the amount of, and fluctuations in, net realized gains and losses. The amounts noted, commonly known as Operating Income, are important measures of corporate performance.

THE COMMERCE GROUP, INC.


March 23, 2001

To Our Stockholders:

In 2000, your Company experienced satisfactory financial results for the 25th consecutive year. From the very first day the funding of The Commerce Insurance Company was accomplished (April 3,
1972) through December 31, 2000, we have achieved underwriting profit of $285.0 million on total premiums written of $8.8 billion. This underwriting profit represents 3.2% of total premiums written.

In December 2000, the 2001 personal automobile insurance rates were announced by the Massachusetts Insurance Commissioner. Despite the industry's request for a 0.7% increase, 2001 rates were decreased on average by 8.3%. Although most companies, including yours, continued to modify safe driver deviations in response to the 2001 rates, the Massachusetts marketplace remains highly competitive. Throughout these ongoing competitive times, your Company's share of the Massachusetts personal automobile market has continued to grow, and at year-end, our market share was 22.3% up from 21.3% in 1999.

We have entered the new millennium with optimism and have reached significant milestones during 2000. Your Company surpassed $2 billion in total assets and wrote over $1 billion in both direct and net premiums for the first time in its history. It is worth noting that we wrote over $750 million in premiums for the first time in 1997, over $500 million for the first time in 1992 and over $250 million for the first time in 1988. Your Company will continue to pursue the goals of growing and expanding geographically beyond the borders of Massachusetts. In furtherance of this goal, direct premiums written outside of Massachusetts now represents 11.3% of our total business.

During the fourth quarter of 2000 your Company changed its policy in regard to investments in certain closed-end preferred stock mutual funds ("funds") as reflected in recent S.E.C. filings. On a forward going basis, your Company intends to take a proactive posture to affect the overall investment performance of these funds. Your Company's year-end ownership position of these various funds ranges from 23% to 48% of outstanding shares. The level of ownership and new investment policy requires your Company to account for these investments on an equity basis. Net earnings per share for 2000 were increased by $0.60 per share and for 1999 were decreased by $0.40 per share as a result of this change. The results of prior accounting periods impacted by this change have been restated.

Your Company has continued to grow and prosper. The Commerce Insurance Company continues to be the largest writer of Massachusetts private passenger automobile insurance, as well as the second largest writer of Massachusetts homeowners insurance. The combined insurance companies were also ranked as the 27th largest personal automobile insurance group in the country by A.M. Best Co., based on the most recently available direct premium written information. Additionally, I am very pleased to report that your Company again received a group rating of A+ (Superior) from A.M. Best Co.

Net earnings, written premiums, earned premiums, investment income, total assets, total stockholders' equity and total stockholders' equity per share, as illustrated in the bar graph on the facing page, are all at new highs. For those of you who are interested in the details, I draw your attention to the pages in this report labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Behind these numbers are an extremely dedicated group of people: Our policyholders (represented by over 968,000 policies in force); Agents (1,122); Employees (1,677); Officers (42); Commerce Group Directors (18); and, of course, our Stockholders (over 4,000, not including our Employee Stock Ownership Plan participants who now number 1,630).

Property-liability insurance remains a good business to be in-and The Commerce Group, Inc. will continue its efforts to be one of the most profitable long-term players. Your Company's management continues to believe that owners' interests are its primary constituency.

Our sincere thanks to those who have helped in this building process-especially our Agents, Employees, Officers and Board of Directors. This diverse force of committed, ethical and hard working people will continue to build on our past successes and look to the future with excitement and opportunity. Their individual creativity, energy and professionalism will continue to serve our stockholders well.

Your comments or questions regarding this report, or The
Commerce Group, Inc. affairs in general, are solicited as always, at any time.



















Arthur J. Remillard, Jr.
President, Chief Executive Officer
and Chairman of the Board


















Caring in everything we do.

The bar graph on page 3 illustrates the Company's annual total stockholders' equity per share value and annual total stockholders' equity per share value including cumulative cash dividends paid per share through each December 31, year-end, over the most recent fifteen year period. The X-axis lists the years beginning with 1986 through 2000. The Y-axis lists the dollar values starting at $0.00 and increasing in one-dollar increments to $30.00. The graph depicts a total stockholders' equity per share value in 1986 of $0.95, 1987 of $1.40, 1988 of $1.95, 1989 of $2.53, 1990 of $3.36, 1991 of $4.80,
1992 of $7.42, 1993 of $10.09, 1994 of $10.88, 1995 of $14.96, 1996
of $16.28, 1997 of $18.03, 1998 of $19.58, 1999 of $18.82, and 2000
of $23.16. The graph also depicts the total stockholders' equity per share value adjusted for cumulative dividends paid per share in 1986 of $0.95, 1987 of $1.40, 1988 of $1.95, 1989 of $2.53, 1990 of $3.36,
1991 of $4.80, 1992 of $7.42, 1993 of $10.09, 1994 of $11.03, 1995 of
$15.34, 1996 of $17.47, 1997 of $20.33, 1998 of $23.01, 1999 of
$23.84, and 2000 of $28.71.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Thousands of Dollars Except Per Share Data)


General

The property and casualty insurance industry continues to remain highly competitive and inherently volatile in nature. Property and casualty insurance company results have traditionally been impacted by the typical forces unique to the industry such as competition, frequency and severity of losses, the overall economy and the general regulatory environment in those states in which the insurer operates. Additional forces are impacting the industry in the form of deregulation, on-line commerce, price competition, empowered customers and technological advancement. As a whole, the industry continued to experience slightly deteriorating underwriting results during 2000, and A.M. Best Co. ("A.M. Best") "expects little improvement in the industry's results in 2001 as prior-year losses dampen poor operating earnings and weak cash flows. This continued weakness would warrant further commercial and personal lines price firming through 2002." In fact, in many segments, A.M. Best "expects incremental rate increases to be taken in 2002, as the industry attempts to price for increasing loss-cost trends, particularly with the personal auto lines. Companies without a solid balance sheet position will be consumed with shoring up their financial strength at a time when their market viability is already questionable." Although price competition is quite heavy in many areas of the country, it has improved in 2000 among independent agency companies in Massachusetts. Beyond Massachusetts, industry-underwriting results are expected to continue to deteriorate in the near future which further emphasizes the competitive advantages gained by affinity marketing and efficient operations. With these issues on the forefront, The Commerce Group, Inc. ("Company") continues to position itself to respond to the prevailing forces and conditions in the market. The Company has utilized its strong agency relationships, a low-cost structure, affinity group alliances and a 1999 joint-venture acquisition all in an effort to keep the Company responsive in today's competitive environment.

The Company, incorporated in 1976, is a holding company for several property and casualty insurers, which, through these insurance subsidiaries, offers predominantly private passenger motor vehicle insurance along with a broad range of other property and casualty insurance products. These products are marketed to affinity groups, individuals, families and businesses through the Company's strong relationships with professional independent insurance agencies. The Company writes insurance primarily in the State of Massachusetts through The Commerce Insurance Company ("Commerce") and Citation Insurance Company ("Citation"), both wholly-owned subsidiaries of Commerce Holdings, Inc. ("CHI").

Additionally, the Company writes insurance in the States of California and Oregon through Commerce West Insurance Company ("Commerce West"), a wholly owned subsidiary of Commerce, located in Pleasanton, California. The Company also writes insurance through American Commerce Insurance Company ("American Commerce"), which it acquired in January 1999. Located in Columbus, Ohio, American Commerce is a wholly owned subsidiary of ACIC Holding Co., Inc., with policies in 25 states and licenses in several others.

In November 1998, Commerce formed ACIC Holding Co., Inc., in a joint venture with AAA Southern New England ("AAA SNE") and invested $90,800 to fund the January 29, 1999 acquisition of the Automobile Club Insurance Company whose name was changed to American Commerce upon completion of the acquisition. Commerce invested $90,000 in the form of preferred stock and an additional $800 representing an 80% common stock ownership. AAA SNE invested $200 representing a 20% common stock ownership. The terms of the preferred stock call for Commerce to receive quarterly cash dividends at the rate of 10% per annum from ACIC Holding Co., Inc. In the event cash dividends cannot be paid, additional preferred stock will be issued. Since the January 29, 1999 acquisition, ACIC Holding Co., Inc. and American Commerce's results have been consolidated into the Company's financial statements. Since 1995, Commerce has maintained an affinity group marketing relationship with AAA Insurance Agency, Inc., a subsidiary of AAA SNE. AAA Insurance Agency, Inc. has been a licensed insurance agent of Commerce since 1985.

The Company's business strategy remains focused on activities primarily related to personal automobile insurance. The Company has been the largest writer of personal property and casualty insurance in the State of Massachusetts in terms of market share of direct premiums written since 1990. The Company's share of the Massachusetts personal automobile market increased to 22.3% in 2000, as exhibited in the table below, exceeding our nearest competitor, which maintains an 11.7% market share.

Growth of Massachusetts Personal Automobile
 Insured Vehicles


                                                                           Commerce Year-End
       Year                       Industry          Commerce                 Market Share
       2000                         1.9%               6.5%                      22.3%
       1999                         2.0%               0.6%                      21.3%
       1998                         2.7%               1.9%                      21.8%
       1997                         2.1%               6.8%                      21.8%
       1996                         3.3%              30.9%                      20.8%

As mentioned, the Company predominantly writes private passenger automobile insurance. The following tables indicate that direct premiums written for private passenger automobile, commercial automobile and homeowners represented 86.9%, 4.0% and 7.7%, respectively, of the Company's total direct premiums written in 2000, as compared to 86.9%, 3.9% and 7.8%, respectively, in 1999. Total direct premiums written increased $123,500 or 13.0% in 2000 over 1999. The 2000 increase was primarily attributable to a $95,851 or 13.1% increase in Massachusetts private passenger automobile direct premiums written. This was the result of a 6.2% increase in average premiums per exposure and a 6.4% increase in written exposures. The increase in Massachusetts' personal automobile exposures is primarily attributable to increased business resulting from the insolvency of Trust Insurance Company ("Trust"), a former Massachusetts personal automobile insurance writer that was placed in receivership in 2000. Private passenger premiums written for all other states increased $11,303 or 12.2%, primarily attributable to American Commerce whose year to date 2000 results reflect a full twelve months as compared to eleven months in 1999, coupled with approximately $4,000 of additional premiums from Commerce West.

Direct Premiums Written, Year Ended December 31, 2000

                         Massachusetts  All Other States     Total      % of Total
Personal Automobile......   $827,180       $103,600      $  930,780        86.9%
Commercial Automobile....     43,243           -             43,243         4.0
Homeowners...............     65,662         16,498          82,160         7.7
Other Lines..............     14,860            606          15,466         1.4

         Total...........   $950,945       $120,704      $1,071,649       100.0%

Direct Premiums Written, Year Ended December 31, 1999

                         Massachusetts  All Other States     Total      % of Total
Personal Automobile......   $731,329       $ 92,297        $823,626        86.9%
Commercial Automobile....     36,616           -             36,616         3.9
Homeowners...............     59,981         14,378          74,359         7.8
Other Lines..............     13,027            521          13,548         1.4

         Total...........   $840,953       $107,196        $948,149       100.0%

Massachusetts Automobile Business

In Massachusetts, private passenger automobile insurance is subject to extensive regulation. Owners of registered automobiles are generally required to maintain certain minimum automobile insurance coverages. With very limited exceptions, automobile insurers are required by law to issue a policy to any applicant seeking to obtain such coverages. Companies in Massachusetts are also assigned agents, known as Exclusive Representative Producers ("ERPs"), based on market share, that have been unable to obtain a voluntary contract with an insurance carrier. Marketing and underwriting strategies for companies operating in Massachusetts are limited by maximum premium rates and minimum agency commission levels for personal automobile insurance, which are mandated by the Massachusetts Commissioner of Insurance ("Commissioner"). In Massachusetts, accident rates, bodily injury claims, and medical care costs continue to be among the highest in the nation. According to A.M. Best, Massachusetts "has higher than average medical costs and liability claims involving attorneys." Massachusetts personal automobile premium per policy, based on latest available premium information, was 9th highest in the nation.

During the three-year period from 1998 to 2000, average mandated Massachusetts' personal automobile insurance premium rates decreased an average of 0.9% per year. The Commissioner approved an average 8.3% decrease in personal automobile premiums for 2001, as compared to an average rate increase of 0.7% in 2000. During the period from 1996 through 1999 average rates decreased in three out of four of those years as depicted in the following table. Coinciding with the 2001 rate decrease, the Commissioner also approved an increase in the commission rate agents receive for selling private passenger automobile insurance from 11.8% in 2000 to 12.3% in 2001.

                                    State Mandated   Commerce Average
                                       Average         Rate Change
                          Year       Rate Change       Per Exposure
                          2001         (8.3%)             (1.0%)(Estimated)
                          2000          0.7%               6.2%
                          1999          0.7%               9.1%
                          1998         (4.0%)              2.6%
                          1997         (6.2%)             (1.8%)
                          1996         (4.5%)             (9.2%)

Although average mandated personal automobile premium rates increased only 0.7% in 2000, the Company's average rate increased 6.2% per exposure. The 6.2% increase for 2000 was primarily the result of decreases in the Safe Driver Insurance Plan ("SDIP") deviations for Step 9 and Step 10 drivers, the two best driver SDIP classifications in Massachusetts. The increase was also due to the facts that the rate decision did not anticipate purchases of new automobiles in the year to which the rate decision applied and, secondly, the Company's mix of personal automobile business differs from that of the industry.

The 1997, 1998 and 1999 average rate decisions were partially driven by corrections for an industry error that had impacted prior year rate decisions. The industry error resulted from a miscalculation of industry expense allowances that had the effect of overstating rates for 1991 through 1996. Mandated rates for 1997, 1998 and 1999 included an adjustment to recoup $176 million from the industry. The adjustment included in the rate decision to recoup the error was phased in at 40%, 40% and 20% in 1997, 1998 and 1999, respectively. The earned premium impact of this, coupled with the impact of a previous year imbalance in the SDIP, was approximately $15.3 million for 1997, $23.9 million for 1998 and $14.0 million for 1999. The earnings per share after-tax impact resulting from lower earned premiums have been estimated at $0.28 for 1997, $0.43 for 1998 and $0.26 for 1999.

The Company's performance in its personal and commercial automobile insurance lines is integrally tied to its participation in Commonwealth Automobile Reinsurers ("C.A.R."), a state-mandated reinsurance mechanism, which permits the Company and most other writers of automobile insurance in Massachusetts to reinsure any automobile risk that the insurer perceives to be under-priced at the premium level permitted by the Commissioner. All companies writing automobile insurance in Massachusetts share in the underwriting results of C.A.R. business for their respective product line or lines. Since its inception, C.A.R. has annually generated multi-million dollar underwriting losses in both its personal and commercial automobile pools. A company's proportionate share of the C.A.R. personal or commercial deficit (its participation ratio) is based upon its market share of the automobile risks for the particular pool, adjusted by a utilization formula such that, in general, its participation ratio is disproportionately and adversely affected if its relative use of C.A.R. exceeds that of the industry, and favorably affected if its relative use of C.A.R. is less than that of the industry. Automobile insurers attempt to develop and implement underwriting strategies that will minimize their relative share of the C.A.R. deficit while maintaining acceptable loss ratios on risks not insured through C.A.R.

Significant changes in the utilization of the C.A.R. private passenger pooling mechanism are not expected for 2001. Various C.A.R. participation formula changes have been fully implemented since 1993 with only minor changes since then. The Company's strategy has been to voluntarily retain more of the types of private passenger automobile business that are factored as credits favorably impacting the utilization formula. These credits result from voluntarily writing business in under-priced territories and for under-priced risks. As a result of increased voluntary retention in excess of the industry, the credits impacting the utilization formula have favorably affected the Company's participation ratio. As indicated in the accompanying table, this ratio is several percentage points below the Company's estimated 22.3% share of the Massachusetts personal automobile market. The Company continues to expect the marketplace to make minor annual adjustments to find the optimum balance between voluntary and ceded writings.

Company Private Passenger Participation Ratio for C.A.R. versus
                      Market Share

                               Company Participation         Company
               Year               Ratio in C.A.R.          Market Share
               2000*                   16.9%                   22.3%
               1999                    16.5%                   21.3%
               1998                    16.7%                   21.8%
               1997                    18.0%                   21.8%
               1996                    19.0%                   20.8%

            *Estimated

The percentage of commercial automobile premiums ceded to C.A.R. by the industry has decreased to a Company estimate of 19% in 2000. The percentage of commercial automobile business ceded to C.A.R. by the Company was approximately 18.3%. C.A.R. depopulation, coupled with C.A.R. rate increases for ceded commercial business, have led to a reduction in the size of the annual commercial automobile deficits. The Company intends to continue to respond to the incentives and disincentives provided by C.A.R. rules as deemed necessary and appropriate.

The Company provides a separate rating tier for preferred commercial automobile business through Citation. Approximately 18% of the commercial automobile premiums produced by its voluntary agents in 2000 were written by Citation. The Company expects that this secondary rating tier will continue to assist the Company in retaining its better commercial automobile accounts, while also further increasing the percentage of commercial automobile business that can be retained voluntarily by the Company in 2001 and beyond.

The Company has actively pursued affinity group marketing programs since 1995. The primary purpose of affinity group marketing programs is to provide participating groups with a convenient means of purchasing private passenger automobile insurance through associations and employer groups. Emphasis is placed on writing larger affinity groups, although accounts with as few as 25 participants are considered. Affinity groups are eligible for rate discounts, which must be filed annually with the Division of Insurance. In general, the Company looks for affinity groups with mature/stable membership, favorable driving records and below average turnover ratios. Participants who leave the sponsoring group during the term of the policy are allowed to maintain the policy until expiration. At expiration, a regular Commerce policy may be issued at the insured's option.

Since the latter part of 1995, Commerce has been a leader in affinity group marketing through agreements with the four American Automobile Association Clubs of Massachusetts ("AAA clubs") offering discounts on private passenger automobile insurance to the clubs' members who reside in Massachusetts. A 6% discount was approved for policies effective January 1, 2001, which is the same as the discount for 2000. The AAA clubs discount can be combined with safe driver deviations for up to a 7.9% reduction from the 2001 state mandated rates. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and has been the primary reason for a 53.7% increase in the number of personal automobile exposures written by Commerce since year-end 1995 (the AAA affinity group program incepted in October of 1995). In 2000, total direct premiums written attributable to the AAA group business were $535,766 or 50.0% of the Company's total direct premiums written (64.8% of the Company's total Massachusetts personal automobile premium), an increase of 8.0% over 1999. Total exposures attributable to the AAA clubs group business were 559,696 or 64.5% of total Massachusetts personal automobile exposures in 2000, as compared to 547,009 or 67.1% in 1999. Of the total Massachusetts automobile exposures written through the AAA affinity group program by the Company, approximately 12.2% were written through insurance agencies owned by the AAA clubs (8.3% of total Massachusetts automobile exposures). The remaining 87.8% of the AAA group program were written through the Company's network of independent agents (91.7% of total Massachusetts automobile exposures). For additional details, refer to the table found on page 12 entitled "AAA Affinity Group Discount and SDIP Deviations".

Massachusetts law allows two years to reach the required penetration level of 35%. Commerce has continued to maintain AAA member participation in excess of 35% through December 31, 2000, when it was estimated at 42.8%. The two-year requirement was waived by the Massachusetts Legislature for 1999 and 2000. Waiving the penetration requirements allows insurance companies to continue offering group discounts without reaching the 35% level. The waiver of penetration requirements cannot be predicted for years beyond 2000.

Commerce and the AAA clubs have agreed that Commerce shall be their exclusive underwriter of Massachusetts personal automobile group programs. This rolling three-year contract renews automatically and may be terminated upon a minimum of three years written notice to either party.

Other States Business

Direct premiums written in states other than Massachusetts by Commerce
West and American Commerce, increased $13,508 or 12.6%. This increase was primarily attributable to American Commerce whose year to date 2000 results reflect a full twelve months as compared to eleven months in 1999, coupled with an approximate increase of $4,000 in direct premiums written by Commerce West. The growth from Commerce West is primarily attributable to non-standard automobile business. Commerce West began writing in this segment of the market in late 1999. American Commerce, which writes business in 25 states, wrote approximately 74% of its business in seven states.

The seven states with the highest percentages of premiums written by American Commerce are shown in the following table:

                                                           % of Direct Premiums
            Company                 State                     Written by State
                                                              2000       1999
            Commerce West           California..............  99.1%     100.0%
                                    Oregon..................   0.9%        -
                                         Total.............. 100.0%     100.0%

            American Commerce       Arizona.................  21.5%      21.5%
                                    Ohio....................  11.6%       9.8%
                                    Rhode Island............  10.8%       9.0%
                                    Oregon..................  10.2%       9.9%
                                    Washington..............   8.1%       8.7%
                                    Oklahoma................   6.4%       6.3%
                                    Kentucky................   5.8%       5.6%
                                    Other states............  25.6%      29.2%

                                         Total..............  100.0%     100.0%

The decrease in other states for American Commerce is primarily attributable to business in several states being moved to other insurance companies affiliated with the ownership of the agencies representing that business. This was especially noteworthy in Texas and New Mexico, where California State Automobile Association Inter-Insurance Bureau owned the agencies and decided to move the business to its wholly-owned insurance company subsidiary from American Commerce. These and some future moves were anticipated at the time the Company negotiated the acquisition of American Commerce.

Insurance Ratios

Underwriting profit margins are reflected by the extent to which the combined ratio is less than 100%. This ratio is considered the best simple index of current underwriting performance of an insurer. During the five-year period ended December 31, 2000, the property and casualty insurance industry's combined ratio, as reported by A.M. Best and weighted to reflect the Company's product mix ("weighted industry average"), has ranged from a low of 100.1% in 1997 to a high of 104.4% in 1999 on a statutory accounting principles basis. During this same period of time, the Company's combined ratio has consistently remained below the weighted industry average, ranging from a low of 96.5% in 1997 to a high of 98.5% in 1999. On an average basis, the Company's combined ratio was 97.1% for the five-year period ended December 31, 2000 compared to a weighted industry average of 102.7%.

                                                      Year Ended December 31,
    Company Statutory Ratios                 2000     1999     1998     1997     1996
       (unaudited)
      Loss and LAE Ratio.................     71.7%    72.0%    71.6%    71.4%    70.9%
      Underwriting Expense Ratio.........     25.1     26.5     26.5     25.1     27.1
      Combined Ratio.....................     96.8%    98.5%    98.1%    96.5%    98.0%

    Industry Combined Ratio
      (all writers)(1)...................    104.0%   104.4%   102.2%   100.1%   102.9%

(1) Source: Best's Review Preview (2001), as reported by A.M. Best for all property and casualty insurance companies and weighted to reflect the Company's product mix. The 2000 industry information is estimated by A.M. Best.

Investment Income and Net Realized Investment Gains

The Company's total revenues were supplemented in fiscal 2000, 1999 and 1998 by net investment income of $123,404, $67,388 and $89,193, respectively. During the fourth quarter of 2000, the Company changed its policy in regard to its investments in certain closed-end preferred stock mutual funds, as reflected in recent S.E.C. filings. On a forward going basis, the Company intends to take a proactive posture to affect the overall investment performance of these funds. This posture may involve discussing, among other things, the performance, trading prices, investment strategy, portfolio securities, and extraordinary transactions such as a merger, reorganization or liquidation of one or more funds with fund management, shareholders, or others. The Company's ownership position of these various funds at December 31, 2000 ranges from 23% to 48% of outstanding shares.
The level of ownership and new investment policy requires the Company to account for these investments on an equity basis. The equity method requires that the investments are to be valued at original cost plus the cumulative equity in the earnings and losses of the funds and adjusted over time by the premium or discount at the time of purchase to the applicable underlying net asset value of the funds. Prior to the policy change, the Company reported the income on a cash basis, valued the investments at quoted market prices and recorded the change in quoted market prices through Comprehensive Income. The Company has restated the results of prior accounting periods that were affected by the policy change. Included in net investment income for 2000 was income from the funds, excluding dividends received, of $26.6 million as compared to a loss of $22.4 million in 1999 and income of $2.7 million in 1998. Additionally, the Company had net realized investment gains of $2,976, $6,023 and $4,458 in 2000, 1999 and 1998, respectively.


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

In November 1999, the Gramm-Leach-Bliley Act was signed into law. The
Act (1) repealed the Glass-Steagall Act of 1933, which had prohibited the merger of banks and securities firms, and (2) substantially modified the Bank Holding Company Act of 1956, which had the effect of separating banking and insurance underwriting business. The law contains provisions that govern competition, created safe-harbor protections for specific state laws and established consumer protections that govern bank-insurance sales.

At the state level, various forms of automobile insurance reform are continuously debated. New regulations and legislation are often proposed with the goal of reducing the need for premium increases. For further details, please refer to the general discussion on insurance regulation and premium rates beginning on page 5.

Personal Automobile Insurance

As previously mentioned, since 1995, the Company has been a leader in affinity group marketing through discounts to members of the AAA clubs. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public. The Company increased its Massachusetts private passenger automobile insurance exposures by 6.4%, ending the year with approximately 22.3% of the Massachusetts private passenger automobile market. The increase in Massachusetts personal automobile exposures is primarily attributable to increased business resulting from the insolvency of Trust, a former Massachusetts personal automobile insurance writer.

Since 1996, the Company has offered its Massachusetts customers safe driver deviations to drivers with SDIP classifications of either Steps 9 or
10. Safe driver deviations are rate discounts based on the customer's driving record and resulting SDIP classification and must be approved annually by the Commissioner. Steps 9 and 10 are the two best driver SDIP classifications in Massachusetts, representing drivers with no at fault accidents and not more than one minor moving vehicle violation in the last six years. The accompanying table depicts the AAA Affinity Group Discount, SDIP Deviations and their combined reduction from Massachusetts average mandated rates:

AAA Affinity Group Discount and SDIP Deviations    2001*   2000    1999    1998    1997
   AAA Affinity Group Discount...................      6%      6%      6%      6%     10%
   SDIP Step 9 Deviation.........................      2%      6%      8%     15%     10%
   SDIP Step 10 Deviation........................      0%      2%      3%      4%     10%

   Combined AAA Affinity Group Discount and
     Step 9 Deviation............................    7.9%   11.6%   13.5%   20.1%   19.0%
   Combined AAA Affinity Group Discount and
     Step 10 Deviation...........................    6.0%    7.9%    8.8%    9.8%   19.0%

   *For policies with effective dates as of January 1, 2001 or thereafter.


In 2001, in response to the average personal automobile rate decisions over the last several years, the Company filed for and ultimately received approval to offer a SDIP Step 9 deviation of 2%. No deviation for Step 10 business for policies incepting in the 2001 calendar year was requested. During 2000, 55.1% and 14.0% of the Company's exposures were eligible for Step 9 and Step 10 deviations, respectively, versus 54.6% and 14.0%, respectively during 1999.

Risk-Based Capital

In order to enhance the regulation of insurer insolvency, the National Association of Insurance Commissioners ("NAIC") developed a formula and model law to provide for Risk-Based Capital ("RBC") requirements for property and casualty insurance companies. RBC requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss development and inadequate pricing; (ii) declines in asset values arising from credit risk; and, (iii) other business risks from investments. Insurers having less statutory surplus than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

The RBC model formula proposes four levels of regulatory action. The extent of regulatory intervention and action increases as the percentage of surplus to RBC falls. The first level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level (as defined by the NAIC) requires an insurer to submit a plan containing corrective actions and permits the Commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level (as defined by the NAIC) allows the regulator to rehabilitate or liquidate an insurer in addition to the aforementioned actions if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level (as defined by the NAIC), which requires the regulator to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount.

The Company's insurance subsidiaries, Commerce, Citation, Commerce West, and American Commerce are listed in the accompanying table, which provides the key RBC information:

                                                              Commerce    American
      (Dollars in millions)           Commerce    Citation      West      Commerce
      At December 31, 2000
      Statutory surplus.............    $ 552      $   109      $  28      $    93
      200% RBC Company action level.      197            4          6           19
      Statutory surplus in excess
        of RBC Company action level.    $ 355      $   105      $  22      $    74
      RBC amounts...................    $  98      $     2      $   3      $     9
      % of surplus to RBC amounts...    563.3%     5,450.0%     933.3%     1,033.3%

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Premiums

The following table compares direct premiums written, net premiums written and earned premiums for the years ended December 31, 2000 and 1999:

(Dollars in thousands)
                                                      Years Ended December 31,
                                                  2000       1999     $ Change  % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts........$  827,180   $731,329   $ 95,851     13.1%
  Personal Automobile in All Other States.....   103,600     92,297*    11,303     12.2%
  Commercial Automobile in Massachusetts......    43,243     36,616      6,627     18.1%
  Homeowners in Massachusetts.................    65,662     59,981      5,681      9.5%
  Homeowners in All Other States..............    16,498     14,378*     2,120     14.7%
  Other Lines in Massachusetts................    14,860     13,027      1,833     14.1%
  Other Lines in All Other States.............       606        521*        85     16.3%

     Total Direct Premiums Written............$1,071,649   $948,149   $123,500     13.0%

Net Premiums Written:
  Direct Premiums.............................$1,071,649   $948,149*  $123,500     13.0%
  Assumed Premiums from C.A.R.................    81,659     87,241     (5,582)    (6.4%)
  Ceded Premiums to C.A.R.....................   (67,451)   (68,740)     1,289     (1.9%)
  Ceded Premiums to Other than C.A.R..........   (76,946)   (54,657)*  (22,289)    40.8%

     Total Net Premiums Written...............$1,008,911   $911,993   $ 96,918     10.6%

Earned Premiums:
  Personal Automobile in Massachusetts........$  714,972   $633,746   $ 81,226     12.8%
  Personal Automobile in All Other States.....   100,116     91,357*     8,759      9.6%
  Commercial Automobile in Massachusetts   ...    32,548     29,219      3,329     11.4%
  Homeowners in Massachusetts.................    17,364     16,830        534      3.2%
  Homeowners in All Other States..............     4,186     12,032*    (7,846)   (65.2%)
  Other Lines in Massachusetts................     3,434      3,190        244      7.6%
  Other Lines in All Other States.............       166        755*      (589)   (78.0%)
  Assumed Premiums from C.A.R.................    81,300     84,356     (3,056)    (3.6%)
  Assumed Premiums from Other than C.A.R......       397        345         52     15.1%

     Total Earned Premiums....................$  954,483   $871,830   $ 82,653      9.5%

  Earned Premiums in Massachusetts............$  768,301   $682,985   $ 85,316     12.5%
  Earned Premiums-Assumed.....................    81,697     84,701     (3,004)    (3.5%)
  Earned Premiums in All Other States.........   104,485    104,144*       341      0.3%

     Total Earned Premiums....................$  954,483   $871,830   $ 82,653      9.5%

*Includes eleven-month results of American Commerce since the January 29, 1999 acquisition.

The $95,851 or 13.1% increase in Massachusetts personal automobile direct premiums written resulted primarily from increases of 6.4% and 8.5%, in the number of Massachusetts personal automobile exposures for liability and physical damage coverage, respectively, coupled with increases of 7.5% and 1.9% in the average premium rate per exposure for Massachusetts personal automobile liability and physical damage exposures, respectively. The increase in Massachusetts personal automobile exposures is primarily attributable to increased business resulting from the insolvency of Trust, a former Massachusetts personal automobile insurance writer. The components of these 2000 changes were as follows:

                                          % of Direct
     Coverage Type                      Premiums Written (1)    Rate Change (2)
     Liability:
       Bodily Injury.................        35.3%                   1.0%
       Personal Injury Protection....         6.8                    6.4
       Property Damage to Others.....        21.1                   20.8

           Total Liability...........        63.2                    7.5

     Physical Damage:
       Collision.....................        24.4                    1.7
       Comprehensive.................        12.4                    2.4

           Total Physical Damage.....        36.8                    1.9
           Total.....................       100.0%                   6.2%

   (1) Represents the Company's percentage of total direct private passenger automobile premiums written in Massachusetts.
   (2) Represents change in the 2000 average rate per exposure from the 1999 average rate by the Company for Massachusetts private passenger  automobile premiums.

The above percentage changes were primarily the result of rate modifications in the individual coverage components in the 2000 state mandated average rate increase, combined with changes in the Company's safe driver rate deviations. The combination of these factors resulted in a 6.2% increase in the average personal automobile premium per exposure in 2000. Despite the 2000 state mandated average rate increase of only 0.7%, the Company's increase in the average personal automobile premium per exposure was primarily due to the above noted changes coupled with the fact that the rate decision does not anticipate purchases of new automobiles in the year to which the rate decision applies and the Company's mix of personal automobile business differs from that of the industry. In 2000, the Company offered its customers safe driver deviations of 6.0% to drivers with SDIP classifications of Step 9 and 2.0% for Step 10 (8.0% for Step 9 and 3.0% for Step 10 in 1999).

As shown in the table found on page 12, the AAA affinity group discount for 2000 was established at 6.0%, which was unchanged from 1999. In 2000, for drivers who qualified, the Company's AAA affinity group discount and safe driver deviations could be combined for up to an 11.6% reduction (13.5% in 1999) from state mandated rates.

Direct premiums written for commercial automobile insurance increased by $6,627 or 18.1%, due primarily to an increase of approximately 10.1% in the number of policies written, combined with a 6.9% increase in the average commercial automobile premium per policy. The increased business was attributable to the Company's intention to expand writings coupled with increased business due to the previously mentioned Trust insolvency. Direct premiums written for homeowners insurance increased by $7,801 or 10.5% due primarily to a 13.5% increase in the number of Massachusetts policies written offset by a 3.0% decrease in the average Massachusetts premium per policy, coupled with an additional months premium from American Commerce. The increased business was primarily attributable to the previously mentioned Trust insolvency.

The $96,918 or 10.6% increase in net premiums written was due to the growth in direct premiums written as described above, offset by a decrease of premiums assumed from C.A.R. The decrease in premiums assumed from C.A.R. was the result of fewer premiums ceded to C.A.R. by the servicing carriers in 2000 as compared to 1999. Premiums ceded to reinsurers other than C.A.R. increased $22,289 or 40.8% as compared to 1999 as a result of American Commerce joining the quota-share reinsurance program effective January 1, 2000 and increases in Massachusetts homeowner's premiums.

The $82,653 or 9.5% increase in earned premiums during 2000 as compared to 1999 was primarily due to increases to the average rates per exposure for Massachusetts personal automobile liability and physical damage, and the increased business due to the insolvency of Trust mentioned previously. This resulted in an $85,316 or 12.5%, increase for Massachusetts earned premiums. The remaining changes were attributable to a $3,004 or 3.5% decrease in earned premiums assumed from C.A.R. offset by $341, or 0.3% increase in earned premiums from all other states, primarily attributable to American Commerce whose year to date 2000 results reflect a full twelve months as compared to eleven months in 1999, offset by the effect of ceded earned premium to the quota share treaty.

Investment Income

Net investment income is affected primarily by the composition of the Company's investment portfolio and yield thereon. The following table summarizes the composition of the Company's investment portfolio, at cost, at December 31, 2000 and 1999:

Investments, at cost                                         December 31,
(Dollars in thousands)                                      % of                 % of
                                                 2000      Invest.     1999     Invest.
   GNMA & FNMA mortgage-backed bonds......    $   67,274     4.7%   $   82,349     6.1%
   Corporate bonds........................       130,775     9.1        45,147     3.3
   U.S.Treasury bonds and notes...........         3,428     0.2         3,616     0.3
   Tax exempt state and municipal bonds...       464,404    32.1       530,333    39.2
       Total fixed maturities.............       665,881    46.1       661,445    48.9

   Preferred stocks.......................       215,823    14.9       230,934    17.1

   Common stocks..........................        87,704     6.1        83,984     6.2

   Closed-end preferred stock mutual funds       327,980    22.7       267,956    19.8

   Mortgages and collateral loans (net of
     allowance for possible loan losses)..        51,661     3.6        72,451     5.4
   Cash and cash equivalents..............        70,521     4.9        22,535     1.7
   Other investments......................        25,475     1.7        13,130     0.9
       Total investments..................    $1,445,045   100.0%   $1,352,435   100.0%

During the fourth quarter of 2000, the Company changed its policy in regard to its investments in certain closed-end preferred stock mutual funds. On a forward going basis, the Company intends to take a proactive posture to affect the overall investment performance of these funds. The Company's ownership position of these various funds at December 31, 2000 ranges from 23% to 48% of outstanding shares. The level of ownership and new investment policy requires the Company to account for these investments on an equity basis. The equity method requires that the investments are to be valued at original cost plus the cumulative equity in the earnings and losses of the funds and adjusted over time by the premium or discount at the time of purchase to the applicable underlying net asset value of the funds. Prior to the policy change, the Company reported the income on a cash basis, valued the investments at quoted market prices and recorded the change in quoted market prices through Comprehensive Income. The results of prior accounting periods impacted by this change have been restated.

The Company's investment strategy is to maximize after-tax investment income through high quality securities coupled with acquiring equity investments, which may forgo current investment yield in favor of potential higher yielding capital appreciation in the future.

As depicted in the accompanying table, net investment income before taxes increased $56,016 or 83.1%, compared to 1999, principally as a result of the change in accounting to the equity method for closed-end preferred stock mutual funds and an increase in average invested assets (at cost). As a result of the accounting change, included in 2000 net investment income is income from the funds, excluding dividends received, of $26.5 million ($20.5 million after taxes) as compared to a loss of $22.4 million ($12.6 million after taxes) in 1999. Net investment income as a percentage of total average investments was 8.8% in 2000 compared to 5.1% in 1999. Net investment income after tax as a percentage of total average investments was 7.2% in 2000 and 4.7% in 1999.

Investment Return                                    Years Ended December 31,
(Dollars in thousands)                              2000                  1999
   Average month-end investments (at cost)...    $1,395,159           $1,326,098
   Net investment income before tax..........       123,404               67,388
   Net investment income after-tax...........       100,061               62,277
   Net investment income as a percentage
     of average net investments (at cost)....           8.8%                 5.1%
   Net investment income after-tax as a
     percentage of average net
     investments (at cost)...................           7.2%                 4.7%

Premium Finance and Service Fees

Premium finance and service fees increased $453 or 3.1% during 2000.

Amortization of Excess of Book Value of Subsidiary Interest over Cost

As a result of the acquisition of American Commerce (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" and "Notes to Consolidated Financial Statements - NOTES A12 and A17"), the amount representing the excess of the fair value of the net assets acquired over the purchase price at January 29, 1999 was $16,947. This amount is being amortized into revenue on a straight-line basis over a five-year period. The amount amortized into revenue in 2000 was $3,390, compared to $3,019 in 1999.

Investment Gains and Losses

Gross realized gains and losses for the years ended December 31, 2000 and December 31, 1999 were as follows:

                                               2000                         1999
                                              Gross        Gross           Gross        Gross
                                             Realized     Realized        Realized     Realized
                                              Gains       Losses           Gains       Losses
Fixed maturities........................$    223     $ (3,995)       $    458     $ (6,449)
Preferred stocks........................   1,748         (462)            207         (451)
Common stocks...........................   4,370         -             16,080       (5,057)
Other investments.......................   1,092         -              1,235         -

      Total.............................$  7,433     $ (4,457)       $ 17,980     $(11,957)

Net realized investment gains totaled $2,976 during 2000 as compared to $6,023 for 1999. A significant portion of the net realized gains in 2000 were the result of sales of common and preferred stocks, partially offset by net realized losses in the sales of non-taxable bonds, and in the maturity of GNMAs. The primary sources of the realized gains for other investments were realized gains on mortgage activity of $310 in 2000 compared to $196 in 1999, coupled with the realized gains on the Conning Insurance Limited Partnership, of $460 in 2000 compared with $888 in 1999.

Gross accumulated other comprehensive income and losses at December 31, 2000 and December 31, 1999 were as follows:

                               December 31, 2000           December 31, 1999
                               Gross         Gross         Gross         Gross
                            Accumulated   Accumulated   Accumulated   Accumulated
                               Other         Other         Other         Other
                          Comprehensive Comprehensive Comprehensive Comprehensive
                              Income        Losses        Income        Losses
Fixed maturities........$      16,247 $     (12,193)$       5,221 $     (19,328)
Preferred stocks........          999       (16,739)          782       (20,667)
Common stocks...........       28,126            (3)        1,305        (7,941)
Other investments.......        1,327          -            1,009          -

Total.............$      46,699 $     (28,935)$       8,317 $     (47,936)

The accumulated other comprehensive income on fixed maturities increased significantly as a result of the favorable performance in the bond market due to lower interest rates in 2000. Long-term interest rates (30-year Treasury Bond) decreased to 5.46% at December 31, 2000 from 6.48% at December 31, 1999.

Loss and Loss Adjustment Expenses

Losses and loss adjustment expenses ("LAE") incurred increased $61,067 or 9.8% in 2000. As a percentage of premiums earned, losses and LAE incurred for 2000 was 71.7% compared to 72.0% in 1999. The Company experienced higher assumed residual market losses during 2000, which were offset by improved voluntary loss ratios in Massachusetts. Additionally in 2000, the loss ratio was adversely impacted by approximately $8,000 of expense (0.8% of the loss ratio) attributable to the Trust insolvency. Also included in the 2000 increase in incurred expense is approximately $6,300 in higher corporate expenses which are allocated to losses and LAE for book value appreciation rights, director retirement compensation and state income taxes on non-insurance subsidiaries. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile was 63.2% in 2000 compared to 65.1% in 1999. The decrease to the personal automobile pure loss ratio was primarily due to an increase in redundancies arising from prior accident years, and decreases in the cost of adjusting losses. The commercial automobile pure loss ratio decreased to 59.7% in 2000 compared to 60.3% in 1999. For homeowners, the pure loss ratio was 40.0% in 2000 compared to 35.9% in 1999. The increase was primarily due to fewer liability redundancies in 2000 compared to 1999. The loss ratio (on a statutory basis) for Commerce West was 69.3% for 2000 as compared to 71.2% in 1999. The loss ratio (on a statutory basis) for American Commerce was 84.5% for 2000 as compared to its eleven-month loss ratio of 75.8% in 1999.

Policy Acquisition Costs

Policy acquisition costs expensed increased by $9,597 or 4.1% in 2000.
As a percentage of net premiums written, the Company's statutory underwriting expense ratio for 2000 was 25.1% compared to 26.5% in 1999.
The decreased 2000 underwriting expense ratio resulted primarily from lower Massachusetts direct automobile commissions associated with a decrease in the state mandated minimum commissions, a lower provision for accrued contingent commissions, and lower expenses due to the continued effects of certain cost reduction programs, partially offset by the Trust insolvency assessment. The 2000 underwriting ratio includes a $4,900 charge (0.5% of the underwriting expense ratio) representing the Company's allocation from the Massachusetts Insurers Insolvency Fund for this insolvency. Also included in the 2000 increase in policy acquisition costs expensed is approximately $5,800 in higher corporate expenses which are allocated to policy acquisition costs for book value appreciation rights, director retirement compensation and state income taxes on non-insurance subsidiaries. The underwriting expense ratio (on a statutory basis) for Commerce West was 35.8% for 2000 as compared to 40.9% for 1999. The underwriting expense ratio (on a statutory basis) for American Commerce, was 29.3% for 2000 compared to its eleven-month expense ratio of 31.4% for 1999.

Income Taxes

The Company's effective tax rate was 22.5% and 16.0% for the years ended December 31, 2000 and 1999, respectively. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends received deduction. The higher effective tax rate for 2000 was the result of both the tax-exempt interest and the dividends received deduction comprising a lesser portion of earnings before taxes.

Minority Interest

As a result of the joint venture with AAA SNE and acquisition of American Commerce (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" and "Notes to Consolidated Financial Statements - NOTES A13 and A17"), the Company's interest in ACIC Holding Co., Inc., through Commerce, a wholly-owned subsidiary of CHI, is represented by ownership of 80% of the outstanding shares of common stock at December 31, 2000. AAA SNE maintains a 20% common stock ownership. The minority interest of $320 included in these consolidated financial statements for 2000 represents 20% of the net loss for ACIC Holding Co., Inc. which is calculated after the $9,178 preferred stock dividend paid to Commerce. This compares to $1,059 minority interest after $8,300 in preferred stock dividends paid to Commerce in 1999.

Net Earnings

Net earnings increased $43,404 or 48.9% to $132,080 during 2000 as compared to $88,676 in 1999. The net earnings for 2000 were increased by $20,514, or $0.60 per share and decreased in 1999 by $14,020, or $0.40 per share as a result of the Company's change in its policy in regard to its investment in closed-end preferred stock mutual funds mentioned previously. Operating earnings, which exclude the after-tax impact of net realized investment gains, increased $45,385 or 53.5% to $130,146 during 2000 as compared to $84,761 in 1999, as a result of the factors previously mentioned.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Premiums

The following table compares direct premiums, net premiums written and earned premiums for the years ended December 31, 1999 and 1998:

         <
(Dollars in thousands)
                                                          Years Ended December 31,
                                                  1999       1998      Change    % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts........  $731,329   $663,920   $ 67,409      10.2%
  Personal Automobile in All Other States.....    92,297*    23,312     68,985     295.9%
  Commercial Automobile in Massachusetts......    36,616     36,299        317       0.9%
  Homeowners in Massachusetts.................    59,981     59,761        220       0.4%
  Homeowners in All Other States..............    14,378*      -        14,378       N/A
  Other Lines in Massachusetts................    13,027     13,483       (456)     (3.4%)
  Other Lines in All Other States.............       521*        83        438     527.7%
     Total Direct Premiums Written............  $948,149   $796,858   $151,291      19.0%

Net Premiums Written:
  Direct Premiums.............................  $948,149*  $796,858   $151,291      19.0%
  Assumed Premiums from C.A.R.................    87,241     74,644     12,597      16.9%
  Ceded Premiums to C.A.R.....................   (68,740)   (70,435)     1,695      (2.4%)
  Ceded Premiums from Other than C.A.R........   (54,657)*  (56,019)     1,362      (2.4%)
     Total Net Premiums Written...............  $911,993   $745,048   $166,945      22.4%

Earned Premiums:
  Personal Automobile in Massachusetts........  $633,746   $587,072   $ 46,674       8.0%
  Personal Automobile in All Other States.....    91,357*    24,681     66,676     270.2%
  Commercial Automobile in Massachusetts......    29,219     28,858        361       1.3%
  Homeowners in Massachusetts.................    16,830     23,235     (6,405)    (27.6%)
  Homeowners in All Other States..............    12,032*      -        12,032      N/A
  Other Lines in Massachusetts................     3,190      5,717     (2,527)    (44.2%)
  Other Lines in All Other States.............       755*      -           755      N/A
  Assumed Premiums from C.A.R.................    84,356     75,718      8,638      11.4%
  Assumed Premiums from Other than C.A.R......       345        339          6       1.8%
     Total Earned Premiums....................  $871,830   $745,620   $126,210      16.9%

  Earned Premiums in Massachusetts............  $682,985   $644,882   $ 38,103       5.9%
  Earned Premiums-Assumed.....................    84,701     76,057      8,644      11.4%
  Earned Premiums in All Other States.........   104,144*    24,681     79,463     322.0%
     Total Earned Premiums....................  $871,830   $745,620   $126,210      16.9%

*Includes eleven-month results of American Commerce since the January 29, 1999 acquisition.

The $67,409 or 10.2% increase in Massachusetts personal automobile direct premiums written resulted primarily from increases of 0.9% and 2.5% in the number of Massachusetts personal automobile exposures for liability and physical damage coverage, respectively, coupled with increases of 2.5% and 20.4% in the average premium rate per exposure for Massachusetts personal automobile liability and physical damage exposures, respectively. The components of these 1999 changes were as follows:

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

   (1) Represents the Company's percentage of total direct private passenger automobile premiums written in Massachusetts.
   (2) Represents change in 1999 average rate per exposure from the 1998 average rate charged by the Company for Massachusetts private passenger automobile premiums.

The above percentage changes were primarily the result of rate modifications in the individual coverage components in the 1999 state mandated average rate increase, combined with changes in the Company's safe driver rate deviations. The combination of these factors resulted in a 9.1% increase in the average personal automobile premium per exposure in 1999. Despite the 1999 state mandated average rate increase of only 0.7%, the Company's increase in the average personal automobile premium per exposure was primarily due to the above noted changes coupled with the fact that the rate decision does not anticipate purchases of new automobiles in the year to which the rate decision applies and the Company's mix of personal automobile business differs from that of the industry. In 1999, the Company offered its customers safe driver deviations of 8.0% to drivers with SDIP classifications of Step 9 and 3.0% for Step 10 (15.0% for Step 9 and 4.0% for Step 10 in 1998).

As shown in the table found on page 12, the AAA affinity group discount for 1999 was established at 6.0%, which was unchanged from 1998. In 1999, for drivers who qualified, the Company's AAA affinity group discount and safe driver deviations could be combined for up to a 13.5% reduction (20.1% in 1998) from state mandated rates.

The increases in other states personal automobile direct premiums written resulted primarily from the joint-venture acquisition of American Commerce, whose eleven month results were reflected in the above table. American Commerce contributed $85,676 in direct premiums written in 26 states.

Direct premiums written for Massachusetts commercial automobile insurance increased by $317 or 0.9%, due primarily to a decrease of approximately 2.6% in the number of policies written, offset by a 3.7% increase in the average commercial automobile premium per policy. Direct premiums written for Massachusetts homeowners insurance increased by $14,598 or 24.4% due primarily to the joint-venture acquisition of American Commerce.

The $166,945 or 22.4% increase in net premiums written was due to the growth in direct premiums written as described above and by premiums assumed from C.A.R. The increase in premiums assumed from C.A.R. was the result of more premiums ceded to C.A.R. by the servicing carriers in 1999 as compared to 1998. Premiums ceded to reinsurers other than C.A.R. decreased $1,362, or 2.4%, as compared to 1998 as a result of changes to non-automobile reinsurance.

The $126,210 or 16.9% increase in earned premiums during 1999 as compared to 1998 was primarily due to the joint-venture acquisition of American Commerce. Earned premiums for American Commerce was $82,582 for the eleven months of 1999. The remaining amounts were primarily attributable to increases to the average rates per exposure for Massachusetts personal automobile liability and physical damage, mentioned previously. This resulted in a $38,103 or 5.9%, increase for Massachusetts earned premiums. The remaining increases were attributable to an $8,638 or 11.4% increase in earned premiums assumed from C.A.R. The increases were offset by a decrease of $3,119 or 9.0% in earned premiums from Commerce West.


Investment Income

Net investment income is affected primarily by the composition of the Company's investment portfolio and yield thereon. The following table summarizes the composition of the Company's investment portfolio, at cost, at December 31, 1999 and 1998:

Investments, at cost                                         December 31,
(Dollars in thousands)                                      % of                  % of
                                                 1999      Invest.     1998      Invest.
   GNMA & FNMA mortgage-backed bonds......    $   82,349       6.1% $  109,624       9.0%
   Corporate bonds........................        45,147       3.3        -          -
   U.S.Treasury bonds and notes...........         3,616       0.3        -          -
   Tax exempt state and municipal bonds...       530,333      39.2     490,858      40.4
       Total fixed maturities.............       661,445      48.9     600,482      49.4

   Preferred stocks.......................       230,934      17.1     200,270      16.4

   Common stocks..........................        83,984       6.2      91,966       7.5

   Closed-end preferred stock mutual funds       267,956      19.8     169,394      13.9

   Mortgages and collateral loans (net of
     allowance for possible loan losses)..        72,451       5.4      73,510      6.0
   Cash and cash equivalents..............        22,535       1.7      72,243      5.9
   Short-term investments.................          -           -        3,669      0.3
   Other investments......................        13,130       0.9       7,450      0.6
       Total investments..................    $1,352,435     100.0% $1,218,984    100.0%

The Company's investment strategy is to maximize after-tax investment income through high quality securities coupled with acquiring equity investments which may forgo current investment, yield in favor of potential higher yielding capital appreciation in the future.

As depicted in the accompanying table, net investment income before taxes decreased $21,805 or 24.4%, compared to 1998, principally as a result of a change in accounting, to the equity method, for preferred stock mutual funds and an increase in average invested assets (at cost). As a result of the accounting change, included in net investment income are losses from the funds, excluding dividends received, of $22.4 million ($12.6 million loss after taxes) in 1999 as compared to income of $2.7 million ($3.3 million income after taxes) in 1998. Net investment income as a percentage of total average investments was 5.1% in 1999 compared to 7.2% in 1998. Net investment income after tax as a percentage of total average investments was 4.7% in 1999 and 6.0% in 1998.

Investment Return                                    Years Ended December 31,
(Dollars in thousands)                              1999                  1998
   Average month-end investments (at cost)...    $1,326,098            $1,242,633
   Net investment income before tax..........        67,388                89,193
   Net investment income after-tax...........        62,277                74,368
   Net investment income as a percentage
     of average net investments (at cost)....           5.1%                  7.2%
   Net investment income after-tax as a
     percentage of average net
     investments (at cost)...................           4.7%                  6.0%

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

Amortization of Excess of Book Value of Subsidiary Interest over Cost

As a result of the acquisition of American Commerce (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" and "Notes to Consolidated Financial Statements - NOTES A12 and A17"), the amount representing the excess of the fair value of the net assets acquired over the purchase price at January 29, 1999 was $16,465. The amount is being amortized into revenues on a straight-line basis over a five-year period. The amount amortized into revenues in 1999 was $3,019.

Investment Gains and Losses

Gross realized gains and losses for the years ended December 31, 1999 and December 31, 1998 were as follows:

                                                   1999                         1998
                                              Gross        Gross           Gross        Gross
                                            Realized     Realized        Realized     Realized
                                              Gains       Losses           Gains       Losses
Fixed maturities........................$    458     $ (6,449)       $     99     $ (2,903)
Preferred stocks........................     207         (451)            369       (1,096)
Common stocks...........................  16,080       (5,057)          7,002         -
Other investments.......................   1,235         -              1,308         (321)


      Total.............................$ 17,980     $(11,957)       $  8,778     $ (4,320)

Net realized investment gains totaled $6,023 during 1999 as compared to $4,458 for 1998. A significant portion of the net realized gains in 1999 were the result of sales of common stocks, partially offset by net realized losses in the sales of non-taxable bonds, preferred stocks and in the maturity of GNMAs. The primary sources of the realized gains for other investments were realized gains on mortgage activity of $196 in 1999 compared to realized losses of $321 in 1998, coupled with the realized gains on the Conning Insurance Limited Partnership, of $888 in 1999 compared with $666 in 1998. The 1999 and 1998 numbers were restated in accordance with the closed-end preferred stock mutual fund accounting change.

Gross accumulated other comprehensive income and losses for December 31, 1999 and December 31, 1998 were as follows:

                                      December 31, 1999              December 31, 1998
                                     Gross          Gross           Gross           Gross
                                   Accumulated    Accumulated     Accumulated     Accumulated
                                     Other          Other          Other           Other
                                 Comprehensive  Comprehensive   Comprehensive  Comprehensive
                                    Income          Losses         Income          Losses
Fixed maturities..............$       5,221  $     (19,328)  $      21,381  $      (2,596)
Preferred stocks..............          782        (20,667)          2,706         (5,551)
Common stocks.................        1,305         (7,941)         19,516             (1)
Other investments.............        1,009           -                375           -

      Total...................$       8,317  $     (47,936)  $      43,978  $      (8,148)

The accumulated other comprehensive income on fixed maturities decreased significantly despite increased fixed maturity holdings, as a result of the poor performance in the bond market due to rising interest rates in 1999. The accumulated other comprehensive losses on preferred and common stocks were primarily attributable to rising interest rates in 1999. Long-term interest rates (30-year Treasury Bond) increased to 6.48% at December 31, 1999 from 5.08% at December 31, 1998.

Loss and Loss Adjustment Expenses

Losses and loss adjustment expenses ("LAE") incurred increased $93,661 or 17.6% in 1999, compared to an increase of $5,302 or 1.0% in 1998. The increase in losses and LAE was primarily attributable to the acquisition of American Commerce, which accounted for $62,731 of the increase. The remaining increase was attributable to higher incurred losses on Massachusetts business, which was the direct result of the increased personal automobile direct premiums written discussed earlier, and losses and LAE assumed from C.A.R. partially offset by lower computer services expenses and higher reinsurance recoveries. Losses and LAE incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") was 72.0% in 1999 as compared to 71.6% in 1998. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on personal automobile was 65.1% in 1999 compared to 61.4% in 1998. The increase to the personal automobile pure loss ratio was primarily due to a continued decrease in redundancies arising from prior accident years, and increases in the cost of adjusting losses. The commercial automobile pure loss ratio increased to 60.3% in 1999 compared to 52.3% in 1998. This increase was primarily the result of fewer prior year liability redundancies in the 1999 figure. For homeowners, the pure loss ratio was 35.9% in 1999 compared to 31.8% in 1998. Offsetting the overall increase in pure loss ratio, total expenses related to the Company's management incentive compensation plan and the American Commerce agency stock option plan included in losses and loss adjustment expenses were $397 lower in 1999 as compared to 1998. The decrease was primarily driven by decreases, during 1999, in the market price of the Company's common stock and offset by the 1999 implementation of the American Commerce agency stock option plan, which resulted in an additional $954 in expenses during 1999. These management incentive and agency stock option expenses are directly impacted by the market price of the Company's common stock. The loss ratio was favorably impacted by 0.4% due to a reduction in expenses related to the termination of a contract for software development with an outside vendor during the second quarter of 1999. The loss ratio was also favorably impacted by additional reductions in computer services expenses paid to this vendor as compared to last year. The loss ratio (on a statutory basis) for Commerce West was 71.2% for 1999 as compared to 58.8% in 1998. The eleven-month loss ratio (on a statutory basis) for the Company's new acquisition, American Commerce, was 75.8% for 1999.

Policy Acquisition Costs

Policy acquisition costs expensed increased by $37,226 or 19.0% in 1999, compared to an increase of $8,943, or 4.8% in 1998. The increase in policy acquisition costs was primarily attributable to the acquisition of American Commerce, which accounted for $26,659 of the increase. The remaining increase was attributable to higher contingent commission accruals and higher underwriting expenses assumed from C.A.R. offset by lower computer services expenses. As a percentage of net premiums written, underwriting expenses for the insurance companies (on statutory basis) remained constant at 26.5% for both 1999 and 1998. As mentioned, a portion of the computer services expense decrease resulted from the termination, during the second quarter, of a contract for software development with an outside vendor, which favorably impacted the underwriting expense ratio by 0.3% and through reduced computer services expenses paid to this vendor as compared to last year. Total expenses related to the Company's management incentive compensation plan and the American Commerce agency stock option plan included in policy acquisition costs were $219 lower in 1999 as compared to 1998. The decrease was primarily driven by decreases, during 1999, in the market price of the Company's common stock and offset by the 1999 implementation of the American Commerce agency stock option plan, which resulted in an additional $954 in expense during 1999. The underwriting expense ratio (on a statutory basis) for Commerce West was 40.9% for 1999 as compared to 38.6% for 1998. The eleven-month underwriting expense ratio (on a statutory basis) for the Company's new acquisition, American Commerce, was 31.4% for 1999.


Income Taxes

The Company's effective tax rate was 16.0% and 21.3% for the years ended December 31, 1999 and 1998, respectively. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends received deduction. The lower effective tax rate for 1999 was primarily the result of both the tax-exempt interest and the dividends received deduction comprising a greater portion of earnings before taxes.


Minority Interest

As a result of the joint venture with AAA SNE and acquisition of American Commerce (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" and "Notes to Consolidated Financial Statements - NOTES A13 and A17"), the Company's interest in ACIC Holding Co., Inc., through Commerce, a wholly-owned subsidiary of CHI, is represented by ownership of 80% of the outstanding shares of common stock at December 31, 1999. AAA SNE maintains a 20% common stock ownership. The minority interest of $1,059 included in these consolidated financial statements for 1999 represents 20% of the net loss for ACIC Holding Co., Inc. which is calculated after the $8,300 preferred stock dividend paid to Commerce.


Net Earnings

Net earnings decreased $9,589 or 9.8% to $88,676 during 1999 as compared to $98,265 in 1998. The net earnings for 1999 were decreased by $14,020, or $0.40 per share and increased $381, or $0.01 per share in 1998 as a result of the Company's change in its policy in regard to its investment in closed-end preferred stock mutual funds mentioned previously. Operating earnings, which exclude the after-tax impact of net realized investment gains, decreased $10,606 or 11.1% to $84,761 during 1999 as compared to $95,367 in 1998 both as a result of the factors previously mentioned.

Liquidity and Capital Resources
The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page 33 and the Consolidated Statements of Cash Flows on pages 36 and 37. Stockholders' equity increased by $113,876, or 17.0%, in 2000 as compared to 1999. The increase resulted from $132,080 in net earnings, and by changes in other comprehensive income, net of income tax benefits, on fixed maturities and preferred and common stocks of $36,490, offset by dividends paid to stockholders of $39,201 and Treasury Stock purchased of $15,493. Total assets at December 31, 2000 increased $197,595, or 10.5% to $2,075,614 as compared to total assets of $1,878,019 at December 31, 1999. Invested assets, at market value and equity, increased $176,567 or 13.6%. Premiums receivable increased $35,420 or 18.1%. The increase in premiums receivable from December 31, 1999, was primarily attributable to increases in Massachusetts automobile business. The number of Massachusetts automobile policies increased 7.4% along with a 5.5% increase in the average premium per policy, compared to 1999. Deferred policy acquisition costs increased $12,805 or 13.0%, due primarily to increases in Massachusetts automobile business. Receivable from reinsurers increased $13,189 or 27.3%, primarily attributable to the addition of American Commerce to the Company's quota share agreement, coupled with the increase in other than automobile business previously discussed. The deferred income tax asset decreased $25,541, mainly as a result of the restatement of investments in closed-end preferred stock mutual funds mentioned earlier, with the remainder primarily the result of the increase of the market value in the investment portfolio. All other remaining assets decreased $14,845 or 7.3%.

The Company's investment portfolio, at market, except for the preferred stock mutual funds, which are shown at equity value, is shown on the following table as of December 31, 2000 and 1999 (for investments, at cost, refer to the table found on page 15):

                                                             December 31,
Investments, at market and equity                          % of                  % of
(Dollars in thousands)                           2000      Invest.     1999      Invest.
   GNMA & FNMA mortgage-backed bonds......    $   67,261     4.6%   $   82,613     6.4%
   Corporate bonds........................       126,255     8.6        42,532     3.3
   U.S.Treasury bonds and notes...........         3,377     0.2         3,315     0.2
   Tax exempt state and municipal bonds...       473,042    32.1       518,878    40.0
       Total fixed maturities.............       669,935    45.5       647,338    49.9

   Preferred stocks.......................       200,083    13.6       211,049    16.3

   Common stocks..........................       115,827     7.9        77,348     6.0

   Equity in closed-end preferred stock
     mutual funds.........................       337,733    22.9       251,135    19.4

   Mortgages and collateral loans (net of
     allowance for possible loan losses)..        51,661     3.5        72,451     5.6
   Cash and cash equivalents..............        70,521     4.8        22,535     1.7
   Other investments......................        26,802     1.8        14,139     1.1
       Total investments..................    $1,472,562   100.0%   $1,295,995   100.0%

The Company's fixed maturity portfolio is comprised of GNMAs and FNMA mortgage backed bonds (10.0%), municipal bonds (70.6%), corporate bonds (18.9%) and U.S. Treasury bonds (0.5%). Of the Company's bonds, 99.4% are rated in either of the two highest quality categories provided by the NAIC. As of December 31, 2000, the market value of the Company's fixed maturity portfolio exceeded its book value by $4,054 ($2,635 after taxes, or $0.08 per share). As of December 31, 1999 the book value of the Company's fixed maturity portfolio exceeded its market value by $14,107 ($9,170 after taxes, or $0.27 per share). At December 31, 2000, the cost of the Company's preferred stocks exceeded market value by $15,740 ($10,231 after taxes, or $0.30 per share). At December 31, 1999, the cost of the Company's preferred stocks exceeded market value by $19,885 ($12,925 after taxes, or $0.38 per share). At December 31, 2000, the market value of the Company's common stocks exceeded book value by $28,123 ($18,280 after taxes, or $0.54 per share). At December 31, 1999, the book value of the Company's common stocks exceeded market value by $6,636 ($4,313 after taxes, or $0.13 per share).

Preferred stocks decreased $10,966, or 5.2% and common stocks increased $38,479, or 49.7%, during 2000. In conjunction with the Company's goals of seeking higher yielding capital appreciation, the Company's investments in two publicly traded insurance companies increased significantly in market value in 2000. During the fourth quarter of 2000, the Company changed its policy in regard to its investments in certain closed-end preferred stock mutual funds. On a forward going basis, the Company intends to take a proactive posture to affect the overall investment performance of these funds. The Company's ownership position of these various funds at December 31, 2000 ranges from 23% to 48% of outstanding shares. The level of ownership and new investment policy requires the Company to account for these investments on an equity basis. The equity method requires that the investments are to be valued at original cost plus the cumulative equity in the earnings and losses of the funds and adjusted over time by the premium or discount at the time of purchase to the applicable underlying net asset value of the funds. Prior to the policy change, the Company reported the income on a cash basis, valued the investments at quoted market prices and recorded the change in quoted market prices through Comprehensive Income. The results of prior accounting periods impacted by this change have been restated. Preferred stock mutual funds at equity, increased $86,598 or 34.5% in 2000 compared to 1999. The Company's strategy continues to focus on maximizing after-tax investment income through investing in high quality securities coupled with acquiring equity investments, which may forego current investment yield in favor of potential higher yielding capital appreciation in the future.

The Company's liabilities increased $84,015 or 7.0% to $1,292,665 at December 31, 2000 as compared to $1,208,650 at December 31, 1999. Loss and loss adjustment expense reserves comprised 52.2% of the Company's liabilities at December 31, 2000 compared with 54.6% at December 31, 1999. Unearned premiums comprised 40.2% of the Company's liabilities at December 31, 2000 compared with 37.8% at December 31, 1999. All other liabilities comprised 7.6% of the Company's liabilities at December 31, 2000 compared with 7.6% at December 31, 1999. Loss and loss adjustment expense reserves increased $14,299 or 2.2%. The increase in the liability for loss and loss adjustment expense reserves is attributed primarily to increased reported losses on Massachusetts business, which includes the business attained due to the Trust insolvency previously mentioned, coupled with higher assumed losses from C.A.R. Unearned premiums increased $62,790 or 13.7%, primarily as a result of increased exposures coupled with higher average premiums per exposure for Massachusetts automobile business. The net effect of all other liabilities increased $6,926 or 7.6%.

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments as reflected in the Consolidated Statements of Cash Flows on pages 36 and 37. The discussion of these items can be found under "Year Ended December 31, 2000 Compared to Year Ended December 31, 1999", herein.

The Company's operating activities provided cash of $147,906 in 2000, as compared to $124,677 in 1999, representing an increase of $23,229 or 18.6% in 2000. The primary reason for this increase is that the increase in premiums collected outpaced increases in operating expenses paid. The net cash flow from insurance operations, calculated by taking premiums collected and subtracting both losses and LAE paid and policy acquisition costs paid, amounted to $68,981 in 2000 compared to $44,749 in 1999. Federal income tax payments increased $3,860, or 15.2% in 2000. Net investment income received and premium and service fees received increased 2.7% and 3.1%, respectively.

The net cash flows used in investing activities were primarily the result of purchases of fixed maturities, equity securities and preferred stock mutual funds offset by proceeds from the sale and maturity of fixed maturities, coupled with equity securities and mortgages sold without recourse. Investing activities were funded by accumulated cash and cash provided by operating activities during 2000 and 1999.

Cash flows used in financing activities totaled $54,694 during 2000 compared to $83,577 during 1999. The 2000 cash flows used in financing activities consisted of $39,201 in dividends paid to stockholders and $15,493 used to purchase 606,200 shares of Treasury Stock. The 1999 cash flows used in financing activities consisted of $38,656 in dividends paid to stockholders and $44,921 used to purchase 1,683,100 shares of Treasury Stock.

The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. The carrying value (at market and equity) of total investments at December 31, 2000 was $1,472,526. At December 31, 2000, the Company held cash and cash equivalents of $70,521. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company also relies upon dividends from its subsidiaries for its cash requirements. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders may, within certain limitations, pay such dividends and then file a report with the Commissioner. Dividends in excess of these limitations are called extraordinary dividends. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards to policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 2000, 1999 or 1998. Similar laws exist in California and Ohio. No dividends were paid by American Commerce or Commerce West since their respective acquisitions.

Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns, to optimize tax planning and to realize gains. This practice will continue in the future.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's statutory premiums to surplus ratio was 1.53 to 1.00, 1.76 to 1.00, and 1.32 to 1.00 for the years ended December 31, 2000, 1999 and 1998, respectively.

In keeping with the Company's long-term growth objective to expand outside Massachusetts, in 1995 the Company acquired Commerce West, a personal automobile insurer, located in Pleasanton, California. More recently, the Company formed a joint venture (ACIC Holding Co., Inc.) in November 1998, and acquired, American Commerce located in Columbus, Ohio, in January 1999. American Commerce writes automobile and homeowners insurance solely through 36 AAA independent insurance agencies in 25 states.

In early 1999, Commerce, invested $90,800 in the joint venture (ACIC
Holding Co., Inc.) to fund the American Commerce acquisition and to capitalize the joint venture that is owned together with AAA SNE. Of this $90,800, Commerce invested $90,000 in the form of preferred stock and an additional $800 representing its 80% common stock ownership. The terms of the preferred stock call for quarterly cash dividends at the rate of 10% per annum. In the event cash dividends cannot be paid, additional preferred stock will be issued. AAA SNE invested $200 representing its 20% common stock ownership. Commerce consolidates ACIC Holding Co., Inc. and it's wholly-owned subsidiary, American Commerce, for financial reporting and tax purposes. Since 1995, Commerce has maintained an affinity group marketing relationship with AAA Insurance Agency, Inc., a subsidiary of AAA SNE. AAA Insurance Agency, Inc. has been an agent of Commerce since 1985.

Market Risk:  Interest Rate Sensitivity and Equity Price Risk

The Company's investment strategy emphasizes investment yield while maintaining investment quality. The Company's investment objective continues to focus on maximizing after-tax investment income through investing in high quality diversified investments structured to maximize after-tax investment income while minimizing risk. The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. Periodically, sales have been made from the Company's fixed maturity portfolio to actively manage portfolio risks, including credit-related concerns, to optimize tax planning and to realize gains. This practice will continue in the future.

In conducting investing activities, the Company is subject to, and assumes, market risk. Market risk is the risk of an adverse financial impact from changes in interest rates and market prices. The level of risk assumed by the Company is a function of the Company's overall objectives, liquidity needs and market volatility.

The Company manages its market risk by focusing on higher quality equity and fixed income investments, by periodically monitoring the credit strength of companies in which investments are made, by limiting exposure in any one investment and by monitoring the quality of the investment portfolio by taking into account credit ratings assigned by recognized rating organizations. Although the Company has significant holdings of various closed-end preferred stock mutual funds, these funds are comprised primarily of preferred stocks traded on national stock exchanges, thus limiting exposure to any one investment.

As part of its investing activities, the Company assumes positions in fixed maturity, equity, short-term and cash equivalents markets. The Company is, therefore, exposed to the impacts of interest rate changes in the market value of investments. At December 31, 2000, the Company's exposure to interest rate changes and equity price risk has been estimated using sensitivity analysis. The interest rate impact is defined as the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks. The equity price risk is defined as a hypothetical change of plus-or-minus 10% in the fair value of common stocks. Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. Based on the results of the sensitivity analysis at December 31, 2000, the Company's estimated market exposure for a 200-basis point increase (decrease) in interest rates was calculated. A 200 basis point increase results in an $86,081 decrease in the market value of the fixed maturities and preferred stocks. A 200 basis point decrease results in a $55,235 increase in the market value of the same securities. The equity price risk impact at December 31, 2000, based upon a 10% increase in the fair value of common stocks and preferred stock mutual funds, would be an increase of $11,583 and $35,242, respectively. Based upon a 10% decrease, common stocks and preferred stock mutual funds would decrease $11,583 and $35,242, respectively. This analysis was further exemplified during 2000 as the Company experienced an increase in the market value of investments, net of taxes, of $36,490 reflected in the change in net accumulated other comprehensive income. Additionally, the Company had a $10,775 increase in investment income, net of taxes, due to an increase in value of the underlying securities in closed-end preferred stock mutual funds. In accordance with the equity method of accounting, the change in market value of the underlying preferred stocks held by the preferred stock mutual funds is recorded through the income statement. Long-term interest rates (30-year Treasury Bond) decreased to 5.46% at December 31, 2000 from 6.48% at December 31, 1999. The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions such as the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, reinvestment and replacement of asset and liability cash flows and others. While assumptions are developed based upon current economic conditions, the Company cannot provide any assurance as to the predictive nature of these assumptions. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that management might take in responding to or anticipating changes in interest rates.

Recent Accounting Developments

The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual became effective January 1, 2001 for all insurance companies. The domiciliary states of the Company's insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed certain prescribed statutory accounting practices and will result in changes to the accounting practices that the Company's insurance subsidiaries use to prepare their statutory-basis financial statements. Management believes the impact of these changes to the Company's insurance subsidiaries statutory-basis capital and surplus as of January 1, 2001 will not be significant.

In June 1998, the FASB issued Statement of Financial Accounting
Standards No. 133 ("SFAS 133"), "Accounting for Certain Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. SFAS 138 amended Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133." The provisions of SFAS 133 will require adoption for fiscal years beginning after June 15, 2000. The Company had no derivative or hedging activity in 2000, 1999, or 1998.

In September 2000, the FASB issued Statement of Financial
Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a "financial components" approach that focuses on control. Under that approach, after a transfer of financial assets, a company recognizes the financial and servicing assets it controls and the liabilities it has incurred, does not recognize financial assets when control has been surrendered, and does not recognize liabilities when extinguished. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Adoption of SFAS 140 is not expected to have a material impact on the Company's consolidated financial statements.

Effects of Inflation and Recession

The Company generally is unable to recover the costs of inflation in its personal automobile insurance line since the premiums it charges are subject to state regulation. Additionally, the premium rates charged by the Company for personal automobile insurance are adjusted by the Commissioner only at annual intervals. Such annual adjustments in premium rates may lag behind related cost increases. Economic recessions will also have an impact upon the Company, primarily through the policyholder's election to decrease non-compulsory coverages afforded by the policy and decreased driving, each of which tends to decrease claims.

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

COMMON STOCK PRICE AND DIVIDEND INFORMATION

The Company's common stock trades on the NYSE under the symbol
"CGI". The high, low and close prices for shares, as quoted in the Wall Street Journal, of the Company's Common Stock for 2000 and 1999 were as follows:

                                         2000                             1999
                                High      Low       Close         High     Low      Close
      First Quarter......    $31.0000  $23.0000   $29.5000     $31.0625 $23.4375  $24.5625
      Second Quarter.....     30.8750   26.1250    29.5000      25.1250  21.5625   24.3750
      Third Quarter......     29.4375   25.0625    28.9375      26.8750  21.5000   23.0000
      Fourth Quarter.....     29.2500   22.8750    27.1800      28.1250  20.7500   26.1250

As of March 1, 2001, there were 1,093 stockholders of record of the Company's Common Stock, not including stock held in "Street Name" or held in accounts for participants of the Company's Employee Stock Ownership Plan ("E.S.O.P.").

The Board of Directors of the Company voted to declare four quarterly dividends to stockholders of record totaling $1.15 per share and $1.11 per share in 2000 and 1999, respectively. On May 19, 2000, the Board voted to increase the quarterly stockholder dividend from $0.28 to $0.29 per share to stockholders of record as of June 4, 2000. Prior to that declaration, the Company had paid quarterly dividends of $0.28 per share dating back to May 15, 1999 when the Board voted to increase the dividend from $0.27 to $0.28 per share.

The Company purchased 606,200 shares of Treasury Stock under the stock buyback program during 2000, at an average price of $25.56, increasing the total shares of Treasury Stock to 4,246,648 at December 31, 2000. The Company began a stock buyback program during the second quarter of 1995. That program, which was approved by the Board of Directors on May 19, 1995, authorized the Company to purchase up to 5 million shares of Treasury Stock. Through March 31, 2000, the Company completed its share purchases under that program. In May 1999, the Board of Directors approved an additional stock buy-back program of up to 2 million shares. At December 31, 2000, the Company has authority to purchase approximately 900,000 additional shares.

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

Management recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct. The Board of Directors has adopted a formal code of conduct and Corporate Compliance Program governing employees and directors. Management encourages open communication within the Company and requires the confidential treatment of proprietary information and compliance with all domestic laws, including those relating to financial disclosure.

The 2000 consolidated financial statements were audited by the Company's independent auditors, Ernst & Young LLP, in accordance with auditing standards generally accepted in the United States. In addition, Ernst & Young LLP performs reviews of the unaudited quarterly financial statements, prior to the announcement of quarterly earnings. Management has made available to Ernst & Young LLP all of the Company's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to Ernst & Young LLP were valid and appropriate.

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of The Commerce Group, Inc.

We have audited the accompanying consolidated balance sheets of The Commerce Group, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Commerce Group, Inc. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                            ERNST & YOUNG LLP




Boston, Massachusetts
January 26, 2001

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,
(Thousands of Dollars)

                                                                          2000        1999
ASSETS
Investments (notes A2, A3, and B)
  Fixed maturities, at market (cost: $665,881 in 2000 and $661,445
   in 1999).......................................................... $   669,935 $  647,338
  Preferred stocks, at market (cost: $215,823 in 2000 and $230,934
   in 1999)..........................................................     200,083    211,049
  Common stocks, at market (cost: $ 87,704 in 2000 and $ 83,984 in
   1999).............................................................     115,827     77,348
  Preferred stock mutual funds, at equity (cost: $327,980 in 2000 and
   $267,956 in 1999).................................................     337,733    251,135
  Mortgage loans on real estate and collateral notes receivable
   (less allowance for possible loan losses of $858 in 2000
   and $2,127 in 1999)...............................................      51,661     72,451
  Cash and cash equivalents..........................................      70,521     22,535
  Other investments (cost: $25,475 in 2000 and $13,130 in 1999)......      26,802     14,139
      Total investments..............................................   1,472,562  1,295,995

Accrued investment income............................................      18,218     14,697
Premiums receivable (less allowance for doubtful receivables of
  $1,487 in 2000 and $1,452 in 1999).................................     230,580    195,160
Deferred policy acquisition costs (notes A4 and C)...................     111,305     98,500
Property and equipment, net of accumulated depreciation
  (notes A5 and D)...................................................      34,823     34,802
Residual market receivable (note F)
  Losses and loss adjustment expenses................................      82,450     91,576
  Unearned premiums..................................................      44,791     50,084
Due from reinsurers (note F).........................................      61,554     48,365
Deferred income taxes (notes A9 and G)...............................      12,041     37,582
Non-compete agreement, net of accumulated amortization (note A6).....       2,829      3,179
Other assets.........................................................       4,461      8,079
      Total assets................................................... $ 2,075,614 $1,878,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses (notes A7, E and F)..... $   674,140 $  659,841
  Unearned premiums (note A8)........................................     519,885    457,095
  Current income taxes (notes A9 and G).............................       13,988     10,839
  Deferred income (notes A10 and F)..................................       7,703      7,464
  Contingent commissions accrued (note A11)..........................      35,346     33,468
  Payable for securities purchased...................................         524      1,953
  Excess of book value of subsidiary interest over cost (note A12)...       8,431     10,758
  Other liabilities and accrued expenses.............................      32,648     27,232
      Total liabilities..............................................   1,292,665  1,208,650

Minority interest (note A13).........................................       1,068      1,364
Stockholders' Equity (notes B, L, M and N)
  Preferred stock, authorized 5,000,000 shares at $1.00 par value;
   none issued in 2000 and 1999......................................        -          -
  Common stock, authorized 100,000,000 shares at $.50 par value;
   38,000,000 shares issued in 2000 and 1999.........................      19,000     19,000
  Paid-in capital....................................................      29,621     29,621
  Net accumulated other comprehensive income (loss), net of income
   taxes (benefits) of  $6,371 in 2000 and ($13,277) in 1999.........      11,833    (24,657)
  Retained earnings..................................................     820,528    727,649
                                                                          880,982    751,613
  Treasury stock, 4,246,648 shares in 2000 and 3,640,448 shares in
   1999, at cost (note A14)..........................................     (99,101)   (83,608)
      Total stockholders' equity.....................................     781,881    668,005
      Total liabilities, minority interest and stockholders' equity.. $ 2,075,614 $1,878,019

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended December 31,
(Thousands of Dollars Except Per Share Data)

                                                             2000        1999        1998
Revenues
  Earned premiums (notes A8 and F).....................  $  954,483  $  871,830  $  745,620
  Net investment income (note B).......................     123,404      67,388      89,193
  Premium finance and service fees.....................      15,227      14,774      13,440
  Amortization of excess of book value of subsidiary
    interest over cost (note A12)......................       3,390       3,019        -
  Net realized investment gains (note B)...............       2,976       6,023       4,458
       Total revenues..................................   1,099,480     963,034     852,711

Expenses
  Losses and loss adjustment expenses
   (notes A7, E and F).................................     686,157     625,090     531,429
  Policy acquisition costs (notes A4 and C)............     243,257     233,660     196,434
       Total expenses..................................     929,414     858,750     727,863

       Earnings before income taxes and minority
         interest......................................     170,066     104,284     124,848

Income taxes (notes A9 and G).........................       38,306      16,667      26,583

       Net earnings before minority interest...........     131,760      87,617      98,265

Minority interest in net loss of subsidiary (note A13).         320       1,059        -

       NET EARNINGS....................................  $  132,080  $   88,676  $   98,265

       COMPREHENSIVE INCOME............................  $  168,570  $   40,730  $   96,594

       BASIC AND DILUTED NET EARNINGS PER COMMON SHARE
        (note A15).....................................  $     3.87  $     2.54  $     2.73

       CASH DIVIDENDS PAID PER SHARE...................  $     1.15  $     1.11  $     1.07

       WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING.............................  34,121,047  34,940,074  36,042,652














The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31,
(Thousands of Dollars)

                                                    Net
                                                 Accumulated
                                                    Other
                               Common  Paid-in  Comprehensive  Retained   Treasury
                               Stock   Capital  Income/(Loss)  Earnings    Stock     Total
Balance January 1, 1998...... $19,000  $29,621    $ 24,960    $617,930  $(38,687) $652,824

 Net earnings................                                   98,265              98,265
 Other comprehensive income:
  Unrealized holding gains
   arising during the period
   net of taxes of $1,548...                         2,968                           2,968
  Reclassification adjustment
   net of tax benefits of
   $2,498....................                       (4,639)                         (4,639)
  Other comprehensive loss...                       (1,671)                         (1,671)
 Comprehensive income........                                                       96,594
 Stockholder dividends.......                                  (38,566)            (38,566)

Balance December 31, 1998....  19,000   29,621      23,289     677,629   (38,687)  710,852

 Net earnings................                                   88,676              88,676
 Other comprehensive income
   (loss):
  Unrealized holding losses
   arising during the period,
    net of tax benefits of
    $18,833..................                      (34,976)                        (34,976)
  Reclassification adjustment
   net of tax benefits of
   $6,984....................                      (12,970)                        (12,970)
  Other comprehensive loss...                      (47,946)                        (47,946)
 Comprehensive income........                                                       40,730
 Stockholder dividends.......                                  (38,656)            (38,656)
 Treasury Stock purchased....                                            (44,921)  (44,921)

Balance December 31, 1999...   19,000   29,621     (24,657)    727,649   (83,608)  668,005

 Net earnings...............                                   132,080             132,080
 Other comprehensive income
  Unrealized holding gains
   arising during the period,
   net of income taxes of
   $18,218...................                       33,833                          33,833
  Reclassification adjustment
   net of income taxes of
   $1,431....................                        2,657                           2,657
  Other comprehensive income.                       36,490                          36,490
 Comprehensive income........                                                      168,570
 Stockholder dividends.......                                  (39,201)            (39,201)
 Treasury Stock purchased....                                            (15,493)  (15,493)

Balance December 31, 2000.... $19,000  $29,621    $ 11,833    $820,528  $(99,101) $781,881

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Thousands of Dollars)

                                                            2000        1999        1998


Cash flows from operating activities
  Premiums collected..................................   $ 977,413   $ 881,472   $ 761,539
  Net investment income received......................      92,962      90,558      87,768
  Premium finance and service fees received...........      15,227      14,774      13,440
  Losses and loss adjustment expenses paid............    (660,665)   (611,136)   (574,212)
  Policy acquisition costs paid.......................    (247,767)   (225,587)   (188,420)
  Federal income tax payments.........................     (29,264)    (25,404)    (34,791)
    Net cash provided by operating activities.........     147,906     124,677      65,324

Cash flows from investing activities
  Proceeds from maturity of fixed maturities..........      20,805      46,565      64,004
  Proceeds from sale of fixed maturities..............      97,180     142,562      34,034
  Proceeds from sale of equity securities.............      45,604      76,485      80,420
  Proceeds from sale of mortgages.....................      20,042        -           -
  Purchase of fixed maturities........................    (125,844)   (107,664)   (134,540)
  Purchase of equity securities.......................     (29,987)    (72,536)   (171,063)
  Purchase of preferred stock mutual funds............     (60,024)    (98,564)    (53,833)
  Purchase of other investments.......................     (11,885)     (4,875)     (3,616)
  Purchase of subsidiary, net of cash acquired........         -       (77,056)        -
  Net increase in short-term investments,
   net of payable for securities purchased............         -           -       (11,500)
  Payments received on mortgage loans and collateral
   notes receivable...................................       9,141      11,800      26,788
  Mortgage loans and collateral notes originated......      (7,896)    (10,911)    (16,450)
  Purchase of property and equipment..................      (3,416)     (2,910)     (4,293)
  Other proceeds from investing activities............       1,054       2,627         315
    Net cash used in investing activities.............     (45,226)    (94,477)   (189,734)

Cash flows from financing activities
  Dividends paid to stockholders......................     (39,201)    (38,656)    (38,566)
  Purchase of treasury stock..........................     (15,493)    (44,921)        -
    Net cash used in financing activities.............     (54,694)    (83,577)    (38,566)

Increase (decrease) in cash and cash equivalents......      47,986     (53,377)   (162,976)
Cash and cash equivalents at beginning of year........      22,535      75,912     238,888
Cash and cash equivalents at end of year..............   $  70,521   $  22,535   $  75,912











The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Reconciliation of Net Earnings to Net Cash Provided by
 Operating Activities
For the years ended December 31,
(Thousands of Dollars)

                                                              2000        1999        1998


Cash flows from operating activities
  Net earnings.........................................   $ 132,080   $  88,676   $  98,265
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Premiums receivable................................     (35,420)    (22,399)      6,591
    Deferred policy acquisition costs..................     (12,805)     (3,374)     (3,495)
    Residual market receivable.........................      14,419      (1,440)     21,579
    Due from reinsurers................................     (13,189)     (4,116)    (18,517)
    Losses and loss adjustment expenses................      14,299      12,733     (46,477)
    Unearned premiums..................................      62,790      38,796      11,825
    Current income taxes...............................       3,149       6,909       1,405
    Deferred income taxes..............................       5,893     (15,647)     (9,614)
    Deferred income....................................         239         516        (323)
    Contingent commissions.............................       1,878      11,401       8,206
    Other assets, liabilities and accrued expenses.....       6,708      (8,273)        533
    Net realized investment gains......................      (2,976)     (6,023)     (4,458)
    Impact of change to equity method of accounting for
      preferred stock mutual funds.....................     (26,574)     22,401      (2,692)
    Other - net........................................      (2,585)      4,517       2,496

       Net cash provided by operating activities.......   $ 147,906   $ 124,677   $  65,324
























The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars)

NOTE A-Summary of Significant Accounting Policies

1.   Basis of Presentation

The consolidated financial statements of The Commerce Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

The consolidated financial statements include The Commerce Group, Inc.
and its wholly-owned subsidiaries, Bay Finance Company, Inc., Clark-Prout Insurance Agency, Inc. and Commerce Holdings, Inc. ("CHI"). The Commerce Insurance Company ("Commerce") and Citation Insurance Company ("Citation") are wholly-owned subsidiaries of CHI. Commerce West Insurance Company ("Commerce West") is a wholly-owned subsidiary of Commerce. American Commerce Insurance Company ("American Commerce") is a wholly-owned subsidiary of ACIC Holding Co., Inc. ACIC Holding Co., Inc. is owned jointly with AAA Southern New England ("AAA SNE") with Commerce maintaining an 80% common stock interest and AAA SNE maintaining a 20% common stock interest (see note A17). All inter-company transactions and balances have been eliminated in consolidation. Certain prior year account balances have been reclassified to conform to the 2000 presentation. During the fourth quarter of 2000, the Company changed its policy in regard to its investments in certain closed-end preferred stock mutual funds. The level of ownership and new investment policy requires the Company to account for these investments on an equity basis. The results of prior accounting periods impacted by this change have been restated.

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

2.   Investments

All investment transactions have credit exposure to the extent that a counter party may default on an obligation to the Company. Credit risk is a consequence of carrying investment positions. To manage credit risk, the Company focuses on higher quality fixed-income securities and preferred stocks, reviews the credit strength of all companies in which it invests, limits its exposure in any one investment category and monitors the portfolio quality, taking into account credit ratings assigned by recognized statistical rating organizations.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars Except for Per Share Data)

NOTE A-Summary of Significant Accounting Policies   (continued)

Investments in fixed maturities, which include taxable and non-taxable bonds, and investments in common and preferred stocks, are carried at fair market value and are classified as available for sale. Unrealized investment gains and losses on common and preferred stocks and fixed maturities, to the extent that there is no other than temporary impairment of value, are credited or charged to a separate component of stockholders' equity, known as "net accumulated other comprehensive income (loss)", until realized, net of any tax effect. When investment securities are sold, the realized gain or loss is determined based upon specific identification. Fair market value of fixed maturities and common and preferred stocks are based on quoted market prices. For other securities held as investments, fair market value equals quoted market price, if available. If a quoted market price is not available, fair market value is estimated using quoted market prices for similar securities. The Company has not invested more than 5% of fixed maturities in any one state or political subdivision.

During the fourth quarter of 2000, the Company changed its policy in regard to its investments in certain closed-end preferred stock mutual funds. On a forward going basis, the Company intends to take a proactive posture to affect the overall investment performance of these funds. This posture may involve discussing, among other things, the performance, trading prices, investment strategy, portfolio securities, and extraordinary transactions such as a merger, reorganization or liquidation of one or more funds with management, shareholders, or others. The Company's ownership position of these various funds at December 31, 2000 ranges from 23% to 48% of outstanding shares. The level of ownership and new investment policy requires the Company to account for these investments on an equity basis. The equity method requires that the investments are to be valued at original cost plus the cumulative equity in the earnings and losses of the funds and adjusted over time by the premium or discount at the time of purchase to the applicable underlying net asset value of the funds. Prior to the policy change, the Company reported the income on a cash basis, valued the investments at quoted market prices and recorded the change in quoted market prices through Comprehensive Income. The results of prior accounting periods impacted by this change have been restated. The net earnings per share for 2000 were increased by $0.60 per share and for 1999 were decreased by $0.40 per share as a result of this change.

The Company originates and holds mortgage loans on real estate on properties located in the Commonwealth of Massachusetts and the State of Connecticut. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs in-depth credit evaluations on all new mortgage customers. Bad debt expenses have not been material in recent years.

Mortgage loans on real estate and collateral notes receivable are stated at the amount of unpaid principal, less an allowance for possible loan losses. The adequacy of the allowance for possible loan losses is evaluated on a regular basis by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers and the performance of individual loans in relation to contract terms. The provision for possible loan losses charged to operating expenses is based upon management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb possible losses. During 2000, management reassessed its philosophy for establishing the allowance for possible loan losses. Based on this and a review of historical loan loss data, management decreased the allowance to its current level at December 31, 2000. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely and recoveries are credited to the allowance when received.

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

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars)


NOTE A-Summary of Significant Accounting Policies   (continued)

3.   Cash and Cash Equivalents

Cash and cash equivalents includes cash currently on hand to cover operating expenses. The Company held $13,775 and $18,655 in U.S. Government Repurchase Agreements at various financial institutions in 2000 and 1999, respectively. The amount of collateral, maintained by the seller, at the time of purchase and each subsequent business day, is required to have a market value that is equal to 102% of the resale price.

4.   Deferred Policy Acquisition Costs

Policy acquisition costs relating to unearned premiums, consisting of commissions, premium taxes and other underwriting expenses incurred at the policy issuance, are deferred and amortized over the period in which the related premiums are earned, the amount being reduced by any potential premium deficiency. If any potential premium deficiency exists, it represents future estimated losses, loss adjustment expenses and amortization of deferred acquisition costs in excess of the related unearned premiums. There was no premium deficiency in 2000, 1999 and 1998. In determining whether a premium deficiency exists, the Company considers anticipated investment income on unearned premiums.

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

Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon is eliminated from the related property and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income.

6.   Non-Compete Agreement

The non-compete agreement of $2,829 represents the unamortized portion of the purchase price associated with the acquisition of American Commerce allocated to the arrangement whereby the American Automobile Association, Inc. ("AAA National") agreed not to compete with American Commerce prior to February 2009. The cost of $3,500 is being amortized on a straight-line basis over the term of the arrangement. The amount of accumulated amortization at December 31, 2000 and 1999 was $671 and $321, respectively.

7.   Unpaid Loss and Loss Adjustment Expenses

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

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars)

NOTE A-Summary of Significant Accounting Policies   (continued)

8.   Premiums

Insurance premiums are recognized as income ratably over the terms of the policies. Unearned premiums are determined by prorating policy premiums on a daily basis over the terms of the policies. A significant portion of the Company's Massachusetts premiums written is derived through the American Automobile Association Clubs of Massachusetts ("AAA clubs") affinity group marketing program. Of the Company's total direct premiums written, the portion attributable to the AAA affinity group marketing program in Massachusetts was $535,766 or 50.0% in 2000, $495,962 or 52.3% in 1999 and $457,430 or 57.3% in 1998. Of these amounts, 12.2% were written through insurance agencies owned by the AAA clubs and 87.8% were written through the Company's network of independent agents in 2000.

9.   Income Taxes

The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or rates, unless enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowance was established in 2000 and 1999.

10.  Deferred Income

Income consisting of expense reimbursements, which include servicing carrier fees from Commonwealth Automobile Reinsurers ("C.A.R."), a state-mandated reinsurance mechanism, on policies written for C.A.R., are deferred and amortized over the term of the related insurance policies (see note F).

11.  Contingent Commissions

In addition to state mandated minimum and other commissions on policies written, the Company pays certain of its agencies compensation in the form of profit sharing. This is based, in part, on the underwriting profits of an individual agent's business written with the Company. The arrangement for Massachusetts business utilizes a three-year rolling plan, with one third of each of the current and the two prior years profit or loss calculations summed to a single amount. This amount, if positive, is multiplied by the profit sharing commission rate and paid to the agent. Outside of Massachusetts, Commerce West and American Commerce each have contingent commission plans tailored to their specific markets.

12.  Excess of Book Value of Subsidiary Interest Over Cost

As a result of the acquisition of American Commerce, the amount representing the excess of the fair value of the net assets acquired over the purchase price at the January 29, 1999 acquisition date was $16,947. The amount is being amortized into revenue on the straight line basis over a five year period. The amount amortized into income in 2000 and 1999 was $3,390 and $3,019, respectively. The amount shown on the Balance Sheet represents the Company's 80% share of the net excess of book value of subsidiary interest over cost less accumulated amortization.

13.  Minority Interest

The Company's interest in ACIC Holding Co., Inc. through Commerce, a wholly owned subsidiary of CHI, is represented by an 80% ownership of the outstanding shares of common stock at December 31, 2000 and 1999. AAA SNE maintains a 20% common stock ownership. The minority interest of $320 for 2000 and of $1,059 for 1999 represents 20% of the net loss of ACIC Holding Co., Inc., after the preferred stock dividends, which is included in these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars)


NOTE A-Summary of Significant Accounting Policies   (continued)

14.  Treasury Stock

In May 1999, the Board of Directors of the Company authorized a stock buy-back program of up to 2,000,000 shares of common stock of the Company. During the period from January 1, 2000 through December 31, 2000, the Company purchased 606,200 shares of its own common stock. During 1999, the Company purchased 497,200 shares of its own common stock under the May 1999 buy-back program. At December 31, 2000, the Company had authority to purchase 896,600 additional shares of its common stock under the May 1999 buy-back program. As of December 31, 2000, the Company holds a total of 4,246,648 shares of treasury stock.

15.  Net Earnings Per Common Share

Net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the years ended December 31, 2000, 1999 and 1998 were 34,121,047, 34,940,074, and 36,042,652, respectively. Weighted average number of common shares outstanding is determined by taking the average of the following calculation for a specified period of time: The daily amount of (1) the total issued outstanding common shares minus (2) the total Treasury Stock purchased.

16.  New Accounting Pronouncements

The NAIC revised the Accounting Practices and Procedures
Manual in a process referred to as Codification. The revised manual became effective January 1, 2001 for all insurance companies. The domiciliary states of the Company's insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed certain prescribed statutory accounting practices and will result in changes to the accounting practices that the Company's insurance subsidiaries use to prepare their statutory-basis financial statements. Management believes the impact of these changes to the Company's insurance subsidiaries statutory-basis capital and surplus as of January 1, 2001 will not be significant.

In June 1998, the FASB issued Statement of Financial
Accounting Standards No. 133 ("SFAS 133"), "Accounting for Certain Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. SFAS 138 amended Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133." The provisions of SFAS 133 will require adoption for fiscal years beginning after June 15, 2000. The Company had no derivative or hedging activity in 2000, 1999, or 1998.

In September 2000, the FASB issued Statement of Financial
Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a "financial components" approach that focuses on control. Under that approach, after a transfer of financial assets,

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars)


NOTE A-Summary of Significant Accounting Policies   (continued)

a company recognizes the financial and servicing assets it controls and the liabilities it has incurred, does not recognize financial assets when control has been surrendered, and does not recognize liabilities when extinguished. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Adoption of SFAS 140 is not expected to have a material impact on the Company's consolidated financial statements.


17.  Acquisition

In November 1998, Commerce formed ACIC Holding Co., Inc., in a joint venture with AAA SNE and invested $90,800 to fund the January 29, 1999 acquisition of the Automobile Club Insurance Company, whose name was changed to American Commerce upon completion of the acquisition. Commerce invested $90,000 in the form of preferred stock and an additional $800 representing an 80% common stock ownership. AAA SNE invested $200 representing a 20% common stock ownership. The terms of the preferred stock call for Commerce to receive quarterly cash dividends at the rate of 10% per annum from ACIC Holding, Co., Inc. In the event cash dividends cannot be paid, additional preferred stock will be issued. During 2000, 19 shares of Class A and 693 shares of Class B preferred stock were issued in lieu of the cash payment of dividends. The acquisition was accounted for as a purchase. Since the January 29, 1999 acquisition, American Commerce's results have been consolidated into the Company's financial statements. Since 1995, Commerce has maintained an exclusive affinity group marketing relationship with AAA Insurance Agency, Inc., a subsidiary of AAA SNE. AAA Insurance Agency, Inc. has been a licensed insurance agent of Commerce since 1985.


NOTE B-Investments and Investment Income

1.   Fixed Maturities

The amortized cost and estimated fair market value of investments in fixed maturities are as follows:

                                                  Gross          Gross
                                                Accumulated   Accumulated
                                                       Other          Other       Estimated
                                         Amortized  Comprehensive Comprehensive  Fair Market
                                            Cost       Income        Losses         Value
At December 31, 2000:
  Corporate bonds......................  $ 130,775  $       1,263 $      (5,783) $   126,255
  U.S. Treasury bonds and notes........      3,428             86          (137)       3,377
  GNMA & FNMA mortgage-backed bonds....     67,274            444          (457)      67,261
  Obligations of states and
   political subdivisions..............    464,404         14,454        (5,816)     473,042
       Totals..........................  $ 665,881  $      16,247 $     (12,193) $   669,935

At December 31, 1999:
  Corporate Bonds......................  $  45,147  $          87 $      (2,702) $    42,532
  U.S. Treasury bonds and notes........      3,616             19          (320)       3,315
  GNMA & FNMA mortgage-backed bonds....     82,349            753          (489)      82,613
  Obligations of states and
   political subdivisions..............    530,333          4,362       (15,817)     518,878
       Totals..........................  $ 661,445  $       5,221 $     (19,328) $   647,338

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars)

NOTE B-Investments and Investment Income   (continued)

Proceeds from sales of investments in fixed maturities, gross gains and gross losses realized on those sales were as follows:

                                                       Proceeds       Gross         Gross
                                                         From        Realized      Realized
                                                        Sales         Gains         Losses

For the year ended December 31, 2000:
  Corporate bonds....................................  $  1,167      $   -        $   -
  U.S. Treasury bonds and notes......................      -             -            -
  GNMA mortgage-backed bonds.........................      -             -            -
  Obligations of states and political subdivisions...    96,013           198       (2,749)
       Totals........................................  $ 97,180      $    198     $ (2,749)

For the year ended December 31, 1999:
  Corporate bonds....................................  $ 17,516      $    102     $   (941)
  U.S. Treasury bonds and notes......................    27,096             8         (842)
  GNMA mortgage-backed bonds.........................      -             -            -
  Obligations of states and political subdivisions...    97,950           298       (2,606)
       Totals........................................  $142,562      $    408     $ (4,389)

For the year ended December 31, 1998:
  GNMA mortgage-backed bonds.........................  $   -         $   -        $   -
  Obligations of states and political subdivisions...    34,034            25         (435)
       Totals........................................  $ 34,034      $     25     $   (435)

The amortized cost and approximate fair market value of fixed maturities at December 31, 2000 and 1999, by contractual maturity, are as follows:

                                                          2000                 1999
                                                                 Fair                 Fair
                                                    Amortized   Market   Amortized   Market
                                                      Cost       Value      Cost      Value

Obligations of states, political subdivisions,
  corporate bonds and U.S. Treasury bonds and
  notes:
Due in one year or less....................        $  1,201   $  1,214   $  2,780  $  2,793
Due after one year through five years......           7,650      7,882      1,738     1,665
Due after five years through ten years.....           9,162      9,431     18,201    16,761
Due after ten years........................         580,594    584,147    556,377   543,506
                                                    598,607    602,674    579,096   564,725

GNMA & FMNA mortgage-backed bonds..........          67,274     67,261     82,349    82,613
       Total fixed maturities..............        $665,881   $669,935   $661,445  $647,338

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars)

NOTE B-Investments and Investment Income   (continued)

2.  Closed-end Preferred Stock Mutual Funds

The following table reflects the shares held, percentage of ownership, carrying value at equity, book value, market value, and value of shares at net asset value, by fund at December 31, 2000 and 1999:

(Dollars in Thousands, Except Share Amounts)

December 31, 2000

             Fund              Carrying                   Quoted      Value of
   Fund     Shares     % of      Value        Book        Market   Shares at Net
 Symbol(1)   Held   Ownership  at Equity      Value       Value      Asset Value
   PGD     1,877,300   22.5%    $ 23,478    $ 19,666    $ 22,528      $ 26,695
   PPF     2,352,900   32.4%      28,322      26,048      25,882        30,470
   PDF     4,638,800   31.0%      46,003      41,966      40,589        47,594
   PDT     4,925,100   32.8%      60,453      53,144      52,021        63,091
   DIV     3,080,500   31.2%      46,314      42,500      40,239        48,918
   PDI     5,253,400   48.5%      52,207      52,583      52,534        54,110
   PFD     2,981,500   30.3%      39,834      44,803      36,151        40,012
   PFO     3,892,543   34.9%      41,122      47,270      40,385        41,533

          Total                 $337,733    $327,980    $310,329      $352,423

December 31, 1999

             Fund              Carrying                   Quoted      Value of
   Fund     Shares     % of      Value        Book        Market   Shares at Net
 Symbol(1)   Held   Ownership  at Equity      Value       Value      Asset Value
   PGD          -        -      $   -       $   -       $   -         $   -
   PPF     1,602,800   22.1%      17,072      18,315      15,828        19,041
   PDF     4,215,400   28.1%      37,310      38,598      32,669        39,035
   PDT     4,341,600   28.9%      45,437      47,721      38,260        48,582
   DIV     2,532,300   25.6%      33,378      35,788      29,438        36,161
   PDI     4,369,600   40.4%      45,506      44,207      39,873        47,891
   PFD     2,629,600   26.7%      35,716      40,471      32,212        36,131
   PFO     3,433,643   30.8%      36,716      42,856      35,839        37,152

          Total                 $251,135    $267,956    $224,119      $263,993

(1) John Hancock Patriot Global Dividend Fund ("PGD"), John Hancock Patriot Preferred Dividend Fund, ("PPF"), John Hancock Patriot Premium Dividend I Fund ("PDF"), John Hancock Patriot Premium Dividend II Fund ("PDT"), John Hancock Patriot Select Dividend Fund ("DIV"), Putnam Dividend Income Fund ("PDI"), Preferred Income Fund ('PFD"), Preferred Income Opportunity Fund ("PFO").

The difference between the carrying value at equity and the value of shares at net asset value is negative goodwill created at the time of the purchase of the shares. Negative goodwill is being amortized into investment income over various periods ranging from 1.25 years to 4 years based on the turnover ratios of the funds.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars)


NOTE B-Investments and Investment Income   (continued)

3. Mortgage Loans on Real Estate and Collateral Notes Receivable

At December 31, 2000 and 1999, mortgage loans on real estate and collateral notes receivable consisted of the following:

                                                                  December 31,
                                                              2000            1999
                  Residential (1st Mortgages)............   $36,496         $58,506
                  Residential (2nd Mortgages)............       209             227
                  Commercial (1st Mortgages).............    12,542          13,881
                  Commercial (2nd Mortgages).............        50              67
                                                             49,297          72,681
                  Collateral notes receivable............     3,222           1,897
                                                             52,519          74,578
                  Allowance for possible loan losses.....      (858)         (2,127)
                    Mortgage loans on real estate and
                       collateral notes receivable.......   $51,661         $72,451

Fair value of the Company's mortgage loans on real estate and collateral notes receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit and for the same remaining maturities. The future cash flows associated with certain non-performing loans are estimated based on expected payments from borrowers either through work out arrangements or the disposition of collateral. The estimated fair value of mortgage loans on real estate and collateral notes receivable at December 31, 2000 and 1999, prior to the allowance for possible loan losses, was $54,141 and $75,221, respectively, which was calculated by discounting the future cash flows.

At December 31, 2000 and 1999 mortgage loans which were on non-accrual status amounted to $1,357 and $1,259, respectively. The reduction in interest income associated with non-accrual loans was $118, $129 and $205 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company originates and services residential and commercial mortgages in Massachusetts and Connecticut. The Company's exposure is generally 80% or less of the appraised value of any collateralized real property at the time of the loan origination. The ability and willingness of residential and commercial borrowers to honor their repayment commitments is generally dependent upon the level of overall economic activity and real estate values. The Company sold $20,042 of residential mortgages in 2000 without recourse to an unrelated third party.

    A summary of the changes in the allowance for possible loan losses follows:

                                                            Years ended December 31,
                                                              2000            1999
      Balance, beginning of year.........................   $  2,127        $  2,301
        Decrease in provision for possible loan losses...     (1,269)           (174)
      Balance, end of year...............................   $    858        $  2,127

During 2000, management reassessed its philosophy for establishing the allowance for possible loan losses. Based on this and a review of historical loan loss data, management decreased the allowance to its current level at December 31, 2000.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars)


NOTE B-Investments and Investment Income   (continued)


The following table describes mortgage principal balances by maturity, total mortgages over 90 days past due and total mortgages in foreclosure:

                                                                       2000           1999
            Fixed rate mortgages maturing:
              One year or less................................      $    141       $     82
              More than one year to five years................           742          1,388
              More than five years to ten years...............         5,331          8,286
              Over ten years..................................        31,810         49,629
                   Total fixed mortgages......................      $ 38,024       $ 59,385

            Adjustable rate mortgages maturing:
              One year or less................................      $   -          $   -
              More than one year to five years................            61            123
              More than five years to ten years...............           283            275
              Over ten years..................................        10,929         12,898
                   Total adjustable mortgages.................      $ 11,273       $ 13,296

            Past due over 90 days.............................      $  1,357       $  1,259

            Mortgages in foreclosure, included in past due
              over 90 days....................................      $    808       $    737

4. Net Investment Income

The components of net investment income were as follows:

                                                            Years ended December 31,
                                                         2000          1999          1998
      Interest on fixed maturities.................. $ 44,766      $ 45,957      $ 41,368
      Dividends on common and preferred stocks......   23,177        23,148        20,879
      Dividends on preferred stock mutual funds.....   22,158        15,483        11,266
      Equity in earnings (losses) of preferred stock
        mutual funds (excluding dividends received).   26,575       (22,399)        2,692
      Interest on cash and cash equivalents.........    3,555         2,596         8,683
      Interest on mortgage loans....................    5,677         5,908         6,604
      Other.........................................       83           116           119
               Total investment income..............  125,991        70,809        91,611
      Investment expenses...........................    2,587         3,421         2,418
               Net investment income................ $123,404      $ 67,388      $ 89,193

5. Net Realized Investment Gains (Losses)

Net realized investment gains (losses) were as follows:

                                                            Years ended December 31,
                                                         2000          1999          1998
Net realized investment gains (losses):
  Fixed maturities...................................$ (3,772)     $ (5,991)     $ (2,804)
  Preferred Stocks...................................   1,286          (244)         (727)
  Common Stocks......................................   4,370        11,023         7,002
  Other..............................................   1,092         1,235           987
      Total..........................................$  2,976      $  6,023      $  4,458

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars)


NOTE B-Investments and Investment Income   (continued)


6. Other Comprehensive Income (Loss)

Net increases (decreases) in other comprehensive income (loss) less applicable income tax (expense) benefit were as follows:

                                                            Years ended December 31,
                                                         2000          1999          1998
Other comprehensive income (loss):
  Fixed maturities................................   $ 18,161      $(32,892)     $ (5,028)
  Preferred stocks................................      4,145       (17,040)       (3,209)
  Common stocks...................................     34,759       (26,587)        5,292
  Other...........................................        318           634           231
  Impact of minority interest.....................     (1,244)        2,122          -
      Total.......................................     56,139       (73,763)       (2,714)

  Tax benefit (expense)...........................    (19,495)       26,560         1,043
  Impact of minority interest.....................       (154)         (743)         -
      Total tax benefit (expense).................    (19,649)       25,817         1,043
      Total other comprehensive income (loss).....   $ 36,490      $(47,946)     $ (1,671)

A summary of net accumulated other comprehensive income (loss) on stocks and fixed maturity investments in 2000, 1999 and 1998 follows:

                                                           Years ended December 31,
                                                         2000          1999          1998
   Accumulated other comprehensive income.........   $ 46,699      $  8,317      $ 43,978
   Accumulated other comprehensive losses.........    (28,935)      (47,936)       (8,148)
   Impact of minority interest....................        440         1,685          -
        Total unrealized gains (losses)...........     18,204       (37,934)       35,830

   Tax benefit (expense)..........................     (6,217)       13,867       (12,541)
   Impact of minority interest....................       (154)         (590)         -
        Total benefit (expense)...................     (6,371)       13,277       (12,541)
        Total.....................................   $ 11,833      $(24,657)     $ 23,289

NOTE C-Deferred Policy Acquisition Costs

Policy acquisition costs incurred and amortized to income are as follows:

                                                           Years ended December 31,
                                                        2000          1999         1998
            Balance, beginning of year..........   $ 98,500      $ 88,759      $ 85,264
            Costs deferred during the year......    256,062       243,401       199,929
            Amortization charged to expense.....   (243,257)     (233,660)     (196,434)
            Balance, end of year................   $111,305      $ 98,500      $ 88,759

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars)


NOTE D-Property and Equipment

A summary of property and equipment at December 31, is as follows:

                                                                   2000       1999
                  Buildings.................................    $ 32,916    $ 31,017
                  Equipment and office furniture............      35,185      33,128
                  Building improvements.....................         850         791
                                                                  68,951      64,936
                        Less accumulated depreciation.......     (35,456)    (32,246)
                                                                  33,495      32,690
                  Land......................................       1,253       1,251
                  Construction in progress..................          75         861

                                                                $ 34,823    $ 34,802

Depreciation expense was $4,270, $4,243 and $4,706 for the years ended December 31, 2000, 1999 and 1998, respectively. Depreciation expense is allocated evenly between losses and loss adjustment expenses and policy acquisition costs.


NOTE E-Unpaid losses and Loss Adjustment Expenses

Liabilities for unpaid losses and loss adjustment expenses at December 31, consist of:

                                                                    2000        1999
  Net voluntary unpaid loss and LAE reserves..................  $544,585    $519,724
  Voluntary salvage and subrogation recoverable...............   (65,505)    (61,625)
  Assumed unpaid loss and LAE reserves from C.A.R.............   127,631     120,389
  Assumed salvage and subrogation recoverable from C.A.R......   (20,844)    (19,709)

    Total voluntary and assumed unpaid loss and LAE reserves..   585,867     558,779

  Adjustment for ceded unpaid loss and LAE reserves...........    97,273     101,062
  Adjustment for ceded salvage and subrogation recoverable....    (9,000)       -

    Total unpaid loss and LAE reserves........................  $674,140    $659,841

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

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars)

NOTE E-Unpaid losses and Loss Adjustment Expenses (continued)

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

By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, the Company estimates the ultimate net liability for losses and LAE. After taking into account all relevant factors, management believes that the provision for losses and LAE at December 31, 2000 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability, however, may be greater or lower than reserves. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods.

Included in the loss reserve methodologies described above, are liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as oil spills and lead paint. Reserves have been established to cover these claims for both known and unknown losses. Because of the Company's limited exposure to these types of claims, management believes they will not have a material impact on the consolidated financial position of the Company in the future. Loss reserves on environmental related claims amounted to $3,712 and $4,185 at December 31, 2000 and 1999, respectively.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars)

NOTE E-Unpaid losses and Loss Adjustment Expenses   (continued)

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expense, net of reinsurance deductions from all reinsurers including C.A.R., as shown in the Company's consolidated financial statements for the periods indicated.

                                                           Years ended December 31,
                                                        2000          1999         1998
Loss and loss adjustment expense reserves,
 beginning of year, prior to effect of ceded
 reinsurance recoverable............................. $558,779      $498,127     $529,765

January 29, 1999 American Commerce loss and
   loss adjustment expense reserves..................     -           63,112         -

Incurred losses and loss adjustment expenses:
   Provision for insured events of the current year..  728,582       664,978      592,796
   Decrease in provision for insured events of
    prior years......................................  (42,425)      (39,888)     (61,367)
     Total incurred losses and loss adjustment
      expenses.......................................  686,157       625,090      531,429

Payments:
   Losses and loss adjustment expenses attributable
    to insured events of the current year............  402,040       383,707      335,047
   Losses and loss adjustment expenses attributable
    to insured events of prior years.................  257,029       243,843      228,020
     Total payments..................................  659,069       627,550      563,067

   Loss and loss adjustment expense reserves prior to
    effect of ceded reinsurance recoverable..........  585,867       558,779      498,127
   Ceded reinsurance recoverable.....................   88,273       101,062       85,869
Reserves for losses and loss adjustment expenses
 at the end of year per financial statements......... $674,140      $659,841     $583,996

The increase in the provision for insured events of the current year was attributable to higher incurred losses on Massachusetts business, which was primarily the result of the increased personal automobile earned premiums. Additionally it was impacted by higher assumed residual market losses during 2000, which were partially offset by improved voluntary loss ratios in Massachusetts. Also in 2000, the incurred losses were adversely impacted by approximately $8,000 of expense related to the Trust insolvency. Also included in the 2000 increase in incurred expense is approximately $6,300 in higher corporate expenses which are allocated to losses and LAE for book value appreciation rights, director retirement compensation and state income taxes on non-insurance subsidiaries. Although the line labeled decrease in provision for insured events of prior years increased in 2000, it remained stable as a percentage of beginning year reserves. This was because redundancies on automobile bodily injury claims, the primary component of this number, were realized on a fairly consistent basis with the prior year.

The Company's loss and LAE reserves reflect its share of the aggregate C.A.R. loss and LAE reserves of the Company and the 42 other writers of automobile insurance in Massachusetts that participate in C.A.R. ("Servicing Carriers"). The Company is a defendant in various legal actions arising from the normal course of its business. These proceedings are considered to be ordinary to operations or without foundation in fact. Management is of the opinion that these actions will not have a material adverse effect on the consolidated financial statements of the Company.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars)

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

Property, Catastrophe and Quota Share Reinsurance

Effective July 1, 1998 through June 30, 2000, the Company expanded the quota share program. A 75% quota-share reinsurance program was incepted, covering all non-automobile property and liability business, except umbrella policies. The excess loss portion of the previous program was reduced on July 1, 1998 and completely eliminated on September 30, 1998. The expanded program was split between American Re-Insurance Company, Employers Reinsurance Corporation, Hartford Fire Insurance Company and Swiss Reinsurance America Corporation. The maximum per occurrence loss reimbursement was the higher of 350% of premium ceded under the program or $175.9 million. The maximum annual aggregate occurrence loss reimbursement was the higher of 450% of premium ceded under the program or $226.1 million. A sliding scale commission, based on loss ratio, is utilized under this program. This program provides the Company with sufficient protection for catastrophe coverage so as to enable the Company to forego pure catastrophe reinsurance coverage, which was previously tailored in conjunction with the former quota share arrangement.

Through December 31, 1999, American Commerce utilized a separate catastrophe reinsurance program. Effective January 1, 2000, that program expired and American Commerce joined the quota-share reinsurance program described above.

The table below provides information depicting the approximate recovery under the quota share contract (described below) at various loss scenarios, if a single catastrophe were to strike:

                                                              Net Loss
                          Total           Reinsurance       Retained by
                          Loss             Recovery         the Company
                        $ 50,000            $ 37,500         $12,500
                         100,000              75,000          25,000
                         150,000             112,500          37,500
                         200,000             150,000          50,000
                         250,000             167,500          82,500

Effective July 1, 2000, the Company changed its annual occurrence and aggregate annual reinsurance recovery limits on its quota share reinsurance treaty, from 350%/450% of ceded quota share premiums, respectively, to 250%/350% of ceded quota share premiums. This change was made after consultation with the Company's reinsurers and based upon recent catastrophe modeling performed on the Company's risks. The modeling indicated that a lower threshold was warranted. Based on this change, the Company has no reinsurance recoveries for a single event catastrophe in excess of a total loss of approximately $223.3 million. Prior to the change this figure was $297.5 million. The level of reinsurance protection increases (decreases) when the company cedes more (less) premium to the reinsurers. The Company's estimated total loss on its other than automobile business for 100 and 250-year storms (including American Commerce) are approximately $131.7 million and $204.2 million, respectively. The Company estimates were derived through the services of Swiss Reinsurance America Corporation who utilized the RMS (Risk Management Solutions) IRAS risk assessment system.

Written premiums ceded in 2000, 1999 and 1998 under the above referenced programs were $69.4 million, $51.5 million and $54.0 million, respectively. The 34.8% increase in written premiums ceded in 2000 versus 1999 in this program was a result of American Commerce joining the quota-share reinsurance program effective January 1, 2000 and increases in Massachusetts homeowners premiums. An unearned premium transfer from American Commerce of approximately $6.0 million occurred effective January 1, 2000. Ceding commission income is calculated on a ceded earned premium basis.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars)


NOTE F-Reinsurance Activity   (continued)

Casualty Reinsurance

Casualty reinsurance is on an excess of loss basis for any one event or occurrence with a maximum recovery of $9.0 million over a net retention of $1.0 million. This coverage is placed with Swiss Reinsurance America Corporation (rated A++ by A.M. Best).

Personal and commercial liability umbrella policies are reinsured on a 95% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $5.0 million for policies with underlying automobile coverage of $250/$500 or more. The Company also has personal liability umbrella reinsurance coverage for policies with underlying automobile coverage of $100/$300, on a 65% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $3.0 million. These coverages are placed with American Re-Insurance Company (rated A++ by A.M. Best).

Earned premiums and losses and loss adjustment expenses are stated in the accompanying consolidated financial statements after deductions for ceded reinsurance. Those deductions for reinsurance other than C.A.R. are as follows:

                                                               Years ended December 31,
                                                            2000         1999        1998
Income Statement
  Written premiums ceded............................      $76,946      $54,657    $ 56,019
  Earned premiums ceded.............................       73,354       55,557      43,518
  Losses and loss adjustment expenses ceded.........       30,797       24,240      16,568


Balance Sheet
  Unpaid losses and loss adjustment expenses........       24,726       21,552       9,337
  Unearned premiums.................................       36,828       26,813      27,350

The Company, as primary insurer, would be required to pay losses in their entirety in the event that the reinsurers were unable to discharge their obligations under the reinsurance agreements.

C.A.R.

C.A.R., a state-mandated reinsurance mechanism, enables the Company and the other Servicing Carriers to reinsure any automobile risk that the insurer perceives to be under priced at the premium level permitted by the Commissioner. Servicing Carriers, who are responsible for over 99.0% of total direct premiums written for personal automobile insurance in Massachusetts, are required to offer automobile insurance coverage to all eligible applicants pursuant to "take-all-comers" regulations, but may reinsure undesirable business with C.A.R.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000  1999 and 1998
(Thousands of Dollars)


NOTE F-Reinsurance Activity   (continued)

Since its inception, C.A.R. has annually generated multi-million dollar underwriting losses in both the personal and commercial pools. The Company is required to share in the underwriting results of C.A.R. business for its respective product lines. Under current regulations, the Company's share of the C.A.R. personal or commercial deficit is based upon its market share for retained automobile risks for the particular pool, adjusted by a "utilization" concept, such that, in general, the Company is disproportionately and adversely affected if its relative use of C.A.R. reinsurance exceeds that of the industry, and favorably affected if its relative use of C.A.R. reinsurance is less than that of the industry. The Company's strategy has been to voluntarily retain more types of private passenger automobile business that are factored as credits, thereby favorably impacting the utilization formula. These credits result from voluntarily writing business in under-priced territories and for under-priced risks. As a result of increased voluntary retention, in excess of the industry, the credits impacting the utilization formula have favorably affected the Company's participation ratio compared to its market share. During 2000, 1999 and 1998, the Company's net participation in the C.A.R. personal automobile pool approximated 16.9%, 16.5% and 16.7%, respectively, as reported by C.A.R., compared to the Company's estimated market share in those years of 22.3%, 21.3% and 21.8%.

Written premiums, earned premiums, losses incurred, underwriting expenses incurred and the liabilities for unearned premiums, unpaid losses ceded to and assumed from C.A.R. were as follows:

                                         Years ended December 31,
                             2000                    1999                    1998
                      Ceded      Assumed      Ceded      Assumed      Ceded      Assumed
Income Statement
 Written premiums... $ 67,451    $ 81,659    $ 68,740    $ 87,241    $ 70,435    $ 74,644
 Earned premiums....   69,120      81,300      68,902      84,356      68,383      75,718
 Losses incurred....   67,987     109,788      81,853     104,273      64,784      95,937
 Underwriting
   expenses.........     -         28,753        -         28,569        -         24,296

Balance Sheet
 Unearned premiums..   44,791      42,515      50,084      42,156      41,436      39,271
 Unpaid losses......   82,450     106,787      91,576     100,680      98,784      99,427

The Company pays to C.A.R. all of the premiums generated by the policies it has ceded and C.A.R. reimburses the Company for all losses incurred on account of ceded policies. In addition, the Company receives a fee for servicing ceded policies based on the expense structure established by C.A.R. For the years ended December 31, 2000, 1999 and 1998, these servicing fees amounted to $16,783, $17,235 and $15,574, respectively.

The Company presents assets and liabilities gross of reinsurance. The Residual Market Receivable represents the gross amount of reinsurance recoverable from C.A.R. including unpaid losses, unearned premiums, paid losses recoverable and unpaid ceded and assumed premiums.

The current C.A.R. utilization-based participation ratio has been in place for the personal automobile market since 1993. During 2000, 1999 and 1998 the Company's amount of personal automobile exposures it reinsured through C.A.R. approximated 4.9%, 5.6% and 6.4%, respectively, as compared to industry averages of 8.4%, 9.6% and 10.0%, respectively.

NOTE G-Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars)


NOTE G-Income Taxes   (continued)

The federal income tax expense consisted of the following:

                                                             Years ended December 31,
                                                           2000         1999        1998
                  Current............................    $ 32,849     $ 26,481    $ 36,607
                  Deferred...........................       5,457       (9,814)    (10,024)
                                                         $ 38,306     $ 16,667    $ 26,583

Deferred taxes arise from temporary differences in the basis of assets and liabilities for tax and financial statement purposes. The sources of these differences and the related tax effects consisted of the following:

                                                              Years ended December 31,
                                                             2000         1999        1998
  Unearned premiums..................................    $ (3,835)    $ (2,785)   $     39
  Discounting of loss reserves.......................        (381)        (928)      2,782
  Bad debt expense...................................         249          (99)        (17)
  Deferred policy acquisition costs..................       4,015        1,251        (782)
  Director's retirement compensation.................        (827)        -           -
  Salvage and subrogation recoverable................        (116)         272        (233)
  Tax depreciation in excess of book depreciation....         239          639         109
  Book value awards/stock
    appreciation rights..............................        (319)       2,825     (11,056)
  Pension and post-retirement benefits liability.....         721         (320)       -
  Equity in earnings (losses) of preferred stock
    mutual funds.....................................       6,060      (10,487)     (1,392)
  Deferred items not included above..................        (349)        (182)        526
        Deferred income tax..........................       5,457       (9,814)    (10,024)
  Other comprehensive income (loss)..................      20,084      (26,407)       (898)
  Deferred taxes at acquisition of American Commerce.        -          (4,662)       -
        Change in deferred tax asset.................    $ 25,541     $(40,883)   $(10,922)

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

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars)

NOTE G-Income Taxes   (continued)

Deferred tax liabilities (assets) were comprised of the following at December 31, 2000 and 1999:

                                                                     2000        1999
Unearned premiums...............................................  $(29,049)   $(25,214)
Discounting of loss reserves....................................   (21,659)    (21,278)
Net accumulated comprehensive loss..............................      -        (13,866)
Equity in losses of preferred stock mutual funds................    (3,815)     (9,875)
Book value awards/stock appreciation rights.....................      (351)        (32)
Pension and post-retirement benefits liability of American
  Commerce......................................................    (1,021)     (1,742)
Director's retirement compensation..............................      (827)       -
Bad debt allowances.............................................      (639)       (888)
      Deferred tax assets.......................................   (57,361)    (72,895)

Deferred policy acquisition costs...............................    32,544      28,529
Salvage and subrogation recoverable.............................     2,028       2,144
Tax depreciation in excess of book depreciation.................     1,977       1,738
Net accumulated comprehensive income............................     6,218        -
Deferred items not included above...............................     2,553       2,902
      Deferred tax liabilities..................................    45,320      35,313

      Net deferred tax asset....................................  $(12,041)   $(37,582)

Federal income tax on income is less than the amount computed by applying the statutory rate of 35% for the years ended 2000, 1999 and 1998 for the following reasons:

                                         Years ended December 31,
                               2000                 1999                1998
Tax at statutory rate..  $ 59,523    35.0%    $ 36,499   35.0%    $ 43,697    35.0%
Tax exempt interest....    (8,314)   (4.9)      (9,157)  (8.8)      (8,429)   (6.8)
Dividends paid to ESOP
  participants.........      (899)   (0.5)        (785)  (0.8)        (762)   (0.6)
Dividends received
  deduction............    (8,123)   (4.8)      (7,560)  (7.2)      (6,152)   (4.9)
Amortization of excess
  of book value of
  preferred stock mutual
  funds over cost......    (3,242)   (1.9)      (1,909)  (1.8)      (1,526)   (1.2)
Other..................      (639)   (0.4)        (421)  (0.4)        (245)   (0.2)
Tax at effective rate..  $ 38,306    22.5%    $ 16,667   16.0%    $ 26,583    21.3%

NOTE H-Related-Party Transactions

The Company has made loans to insurance agencies with which Commerce transacts business on a regular basis. At December 31, 2000, ten of these loans with an aggregate outstanding principal balance of $3,556, were collateralized by the assets of the agencies, one of these loans with an outstanding balance of $328 was collateralized by real estate as the primary collateral and the assets of the agency as secondary collateral. There were no loans to insurance agencies collateralized solely by real estate. At December 31, 1999, six of these loans with an aggregate outstanding balance of $2,297 were collateralized by the assets of the agencies and one of these loans with an outstanding balance of $341 was collateralized by real estate as the primary collateral and the assets of the agency as secondary collateral.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars)


NOTE H-Related-Party Transactions   (continued)

One Director of the Company is the Chairman Emeritus and Assistant Clerk of an insurance agency, which is one of the Company's independent insurance agencies. This Director sold his ownership interest in that agency in 1994, although he remains associated with it in the above stated capacity. This Director also continued to receive payments under non-competition and loan agreements through 1998. This Director receives no direct or indirect compensation based on the commissions paid to the agency by the Company. During the year ended December 31, 1998, the agency received from the Company commissions of $940 for policies written. The Company also purchased certain insurance coverage's through the agency and paid premiums for these policies of $520 in 1998.

The immediate family of one Director of the Company owns more than a 10% equity interest in a construction company. This construction company provided construction and construction management services in connection with the construction of a new addition to an office building beginning in 1999. Terms of the contract provided for a fee of $111 for supervision and management of the project. Payments to the construction company including the management fee and for additional construction work performed on this project in 2000 and 1999 were $222 and $245, respectively.

NOTE I-Employee Stock Ownership Plan and 401(k) Plan

The Company offers an Employee Stock Ownership Plan
("E.S.O.P.") and 401(k) Plan for the benefit of substantially all employees, including those of the Company's subsidiaries, with the exception of American Commerce as discussed in Note J. The E.S.O.P. is noncontributory on the part of participants and contributions are made at the discretion of the Board of Directors. The Company is under no obligation to make contributions or maintain the E.S.O.P. for any length of time, and may completely discontinue or terminate the E.S.O.P. at any time without liability. Contributions by the Company and subsidiaries to the E.S.O.P. for the years ended December 31, 2000, 1999 and 1998 were $5,702, $5,744 and $5,412, respectively.
The E.S.O.P. owned 3,143,076 and 3,447,486 shares of the Company's common stock at December 31, 2000 and 1999, respectively. E.S.O.P. Participants who are current employees of the Company or its subsidiaries and who are 100% vested in their E.S.O.P. accounts can annually elect to transfer out of the E.S.O.P. up to 100% of their allocated Company stock in the form of an eligible rollover distribution into another eligible retirement plan, such as a qualified individual retirement arrangement. Approximately 2,248,000 shares owned by the E.S.O.P. at December 31, 2000 are allocated to the E.S.O.P. accounts of these individuals. E.S.O.P. Participants who are former employees of the Company may generally elect to withdraw from the E.S.O.P. the shares allocated to their accounts at any time. Approximately 666,000 shares owned by the E.S.O.P. at December 31, 2000 are allocated to the E.S.O.P. accounts of these individuals. The remaining approximately 220,000 shares owned by the E.S.O.P. at December 31, 2000 are allocated to the E.S.O.P. accounts of Participants who have not yet reached 100% vesting in their account balances. Disposition of these unvested shares is restricted under the E.S.O.P.

The 401(k) Plan, implemented in September 1998, enables eligible employees to contribute up to 15% of eligible compensation on a pre-tax basis up to the annual maximum limits under federal tax law. The Company incurs no expenses in the form of matching contributions but does pay for administration of the Plan.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars)

NOTE J-American Commerce Pension and Post-Retirement Benefits

Subsequent to December 31, 1999, the Directors of American
Commerce voted to terminate the American Commerce noncontributory defined benefit pension plan (the "pension plan") effective June 1, 2000 and transition in 2000 to the E.S.O.P. The payment of the termination liability to participants from previously funded assets of the pension plan amounted to $4,558 in 2000. All participants of the pension plan were eligible to retire with full retirement benefits upon attainment of age 65 with 5 years of participation. Retirement benefits were payable for the life of the participant with guaranteed payments for 10 years. All retirees had taken lump-sum payments. American Commerce made contributions to a deposit administration contract, which provided the pension plan with assets sufficient to fund pension benefits to pension plan participants.
The deposit administration contract was carried at contract value, which represented the cost of contributions plus interest and experience refunds. The pension plan was subject to and exceeded the minimum funding requirements of ERISA.

 American Commerce maintained a separate 401(k) Plan for the benefit of substantially all of its employees. American Commerce matched 50% of all employee contributions up to 6% of pay. Both American Commerce and its employees shared in administration expenses of the plan. Subsequent to December 31, 1999, the Directors of American Commerce voted to merge the 401(k) plan with the Company's Plan on January 1, 2001.

American Commerce maintains a noncontributory post-retirement benefit plan (the "post-retirement plan") for retirees that includes medical, dental and life insurance coverage's. All participants of the post-retirement plan are eligible upon attainment of age 55 with 10 years of service or age 65 with 5 years of service. Dental coverage ceases at age 65 and life insurance coverage decreases based upon the age of the retiree until the attainment of age 70, at which time retirees are provided a nominal amount of coverage from age 70 and thereafter. Participant's spouses are also covered under the post-retirement plan. The cost of post-retirement medical, dental and life insurance benefits is accrued over the active service periods of employees to the date they attain full eligibility for such benefits. It is the policy of American Commerce to pay for post-retirement benefits as incurred.

The following table shows, as of December 31, 2000 and 1999, the American Commerce plans' funded status reconciled with amounts reported in the consolidated balance sheet and the assumptions used in determining the actuarial present value of the benefit obligation:

                                                                              Post-
                                                             Pension        Retirement
                                                              Plan             Plan
                                                          2000    1999     2000    1999
Plan assets at fair value............................ $  -    $ 3,048  $  -    $  -
Accumulated benefit obligation:
  Vested.............................................    -      3,438     -       -
  Non-vested.........................................    -        135     -       -
  Retirees...........................................    -       -       1,168   1,219
  Active participants, fully eligible................    -       -         893     889
  Active participants, not eligible..................    -       -       2,225   1,844
Accumulated benefit obligation.......................    -      3,573    4,286   3,952
  Additional benefits based on future salary levels..    -      2,337     -       -
    Projected benefit obligation.....................    -      5,910    4,286   3,952
Unfunded status of plan..............................    -     (2,862)  (4,286) (3,952)
Unrecognized prior service costs.....................    -        324      (20)    (23)
Unrecognized net transition obligation...............    -        161    1,186   1,285
Unrecognized net loss................................    -      1,569       20     143
      Accrued benefit cost........................... $  -    $  (808) $(3,100)$(2,547)
Assumptions:
  Weighted average discount rate.....................    -        7.1%     7.0%    7.0%
  Weighted average rate of compensation increase.....    -        5.0%    -       -

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars)

NOTE J-American Commerce Pension and Post-Retirement Benefits
(continued)

Net periodic cost of the American Commerce pension and post-retirement plans for the period ended December 31, 2000 and 1999 includes the following components:

                                                                            Post-
                                                            Pension      Retirement
                                                             Plan           Plan
                                                         2000    1999    2000    1999
Service cost-benefits earned........................... $ -     $  497  $  246  $  238
Interest cost on projected benefit obligation..........   -        453     265     246
Actual return on plan assets...........................   -       (168)   -       -
Amortization of unrecognized net transition
  obligation...........................................   -         41      99      99
Amortization of unrecognized prior service cost........   -         83      (3)     (3)
Amortization of unrecognized loss......................   -         74    -       -
Net asset loss deferred for later recognition..........   -       (109)   -       -
  Net periodic cost.................................... $ -     $  871  $  607  $  580

The assumed health care cost trend rate for 2000 was 9.0% and 7.5% for medical and dental, respectively. These rates grade down until the final trend rates of 6.0% and 5.0% for medical and dental, respectively, are reached in 2010. A one percentage point increase in the assumed health and dental cost trend rates increases the sum of the service and interest costs components of the 2000 and 1999 periodic post-retirement benefit cost by 20.4% and 13.0%, respectively, and the accumulated post-retirement benefit obligation as of December 31, 2000 and 1999 by 18.0% and 14.0%, respectively.

NOTE K-Directors' Retirement Compensation Plan

During 2000, the Company's Directors approved a Directors'
Retirement Compensation Plan (the "Retirement Plan"). The Retirement Plan becomes effective for each Company Director upon terminating service on the Company's Board of Directors (the "Board") providing that such termination was not made under conditions adverse to the Company's interest. Effective with the annual meeting wherein the Director is not reappointed to the Board, and provided benefits are not paid until such time as the Director has attained the age of 65, the Company will pay an annual retirement benefit equal to 50% of the average annual total compensation disclosed on Form 1099 of the Director for the immediately preceding three full years "three year average compensation". The annual retirement benefit of 50% of the three year average compensation vests at the rate of 4.0% for each year of Board service up to a maximum of 100% vesting through termination of service. Payments continue for a maximum of ten years over the remaining life of the terminated Director, or his or her then spouse, if the Director pre-deceases the spouse. No payments are to be made after the death of the Director and spouse. Expenses related to the Retirement Plan in 2000 amounted to $2,364 and a total of $19 was paid under the Retirement Plan.

NOTE L-Stockholders' Equity

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

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars Except for Per Share Data)

NOTE L-Stockholder's Equity (continued)

Book value awards issued relating to this Plan totaled 517,598, 478,248 and 482,215 in 2000, 1999, and 1998, respectively. Expenses relating to book value awards were $3,081, $438 and $470 in 2000, 1999 and 1998, respectively. Stock appreciation rights issued also relating to this Plan totaled 509,872 in 1998. Expenses (income) relating to stock appreciation rights were $760, ($3,159) and ($656) in 2000, 1999 and 1998, respectively. The outstanding book value awards and stock appreciation rights entitle the holders to cash payments based upon the extent to which, if at all, the per share book value or market value, as applicable, of the common stock exceeds certain thresholds set at the time the award was granted.

During 2000 and 1999, the Company granted stock options
("options") totaling 644,520 and 700,179, respectively. The outstanding options entitle the recipient to purchase the Company's common stock based upon the extent to which, if at all, the per share market value of the common stock exceeds certain thresholds set at the time the option was granted. Unexercised options terminate not later than eight years after the date of grant (not later than ten years after the date of grant for those options granted to officers of American Commerce).

Aggregate liabilities for the combined programs were $2,972 and $986 at December 31, 2000 and 1999, respectively.

The following is a summary of the changes in options outstanding under the Plan:

                                                       Year Ended          Year Ended
                                                   December 31, 2000   December 31, 1999
                                                           Weighted            Weighted
                                                            Average             Average
                                                           Exercise            Exercise
                                                  Shares    Price     Shares    Price
        Options outstanding, beginning of year..  700,179  $  33.06      -          -
         Granted January 29, 1999...............     -          -      50,000  $  36.32
         Granted April 30, 1999.................     -          -     650,179     32.81
         Granted April 5, 2000..................  644,520     31.59      -          -
         Exercised..............................     -          -        -          -
         Terminated.............................   (5,888)    32.81      -          -
        Options outstanding, end of year........1,338,811  $  32.35   700,179  $  33.06
        Options exercisable, end of year........     -     $    -        -     $    -

The estimated weighted average fair value per share of the options was $4.16 in 2000 and $3.78 in 1999. Under the provisions of APB Opinion 25, no expense was recognized for these options in 2000 or 1999. No options were granted prior to 1999. Had the Company recognized such expense, net earnings and earnings per share would have been reduced by $1,900 ($0.06 per share) in 2000 and by $1,720 ($0.05 per share) in 1999.

Additionally, during 1999, the Company granted 1,872,380 options to certain agents of American Commerce (the "American Commerce Agents' Plan"). The right of the recipient to exercise these options is contingent upon the average volume of other-than-Massachusetts private passenger automobile and homeowners direct written premiums placed and maintained with American Commerce for the five year period ending December 31, 2003. If qualified, the recipient may purchase the Company's common stock at a price of $36.32, the exercise price, on or after January 29, 2004, the confirmation date, up to and until January 29, 2009, the expiration date. In conjunction with meeting specified premium growth levels over the term of the options, the Company has provided "put rights" to the option holders. These put rights permit the option holders to require the Company to purchase the options at the difference between $40.00 less the exercise price, at any time from and after the confirmation date through and including the expiration date.
Expenses related to these options, determined in accordance with the fair value accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", amounted to $1,307 in 2000 and $1,909 in 1999.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars Except for Per Share Data)

NOTE L-Stockholder's Equity   (continued)

The following is a summary of the changes in options outstanding under the American Commerce Agents' Plan:

                                            Year Ended              Year Ended
                                                  December 31, 2000      December 31, 1999

                                                             Weighted               Weighted
                                                              Average                Average
                                                             Exercise               Exercise
                                                  Shares      Price      Shares      Price
        Options outstanding, beginning of year.. 1,872,380  $   36.32        -           -
         Granted................................      -           -     1,872,380  $   36.32
         Exercised..............................      -           -          -           -
         Terminated.............................      -           -          -           -
        Options outstanding, end of year........ 1,872,380  $   36.32   1,872,380  $   36.32
        Options exercisable, end of year........      -     $     -          -     $     -

The fair value of each option granted in 1999 under the American Commerce Agents' Plan was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

                                                                    December 31,
                                                                 2000         1999
        Dividend yield....................................       4.47%        4.43%
        Volatility........................................      27.10%       28.20%
        Risk-free interest rate...........................       5.10%        6.25%
        Expected option life in years.....................          7            7

The estimated weighted average fair value per share of the options under the American Commerce Agents' Plan was $4.48 and $5.28 at December 31, 2000 and 1999, respectively.

NOTE M-Net Capital Requirements

The insurance companies included in the consolidated financial statements are subject to the financial capacity guidelines established by their respective state Divisions of Insurance. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders may, within certain limitations, pay such dividends and then file a report with the Commissioner. Dividends in excess of these limitations are called extraordinary dividends. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 2000, 1999 and 1998. California and Ohio have similar regulations.

To the extent Commerce and Citation are restricted from paying dividends to CHI, CHI will be limited in its ability to pay dividends to the Company. On this basis, the Company's ability to pay dividends to its stockholders is limited. During 2000 Commerce and Citation paid $41,000 and $10,780 in dividends, respectively to CHI; CHI then paid $51,660 to the Company in March 2000. During 1999 Commerce and Citation paid $47,000 and $9,306 in dividends, respectively, to CHI; CHI then paid $56,070 to the Company in March 1999. Commerce West and American Commerce did not pay dividends on their common stock in 2000 and 1999.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars Except for Per Share Data)

NOTE M-Net Capital Requirements   (continued)

The Board of Directors of the Company voted to declare four quarterly dividends to stockholders of record totaling $1.15 per share and $1.11 per share in 2000 and 1999, respectively. On May 19, 2000, the Board voted to increase the quarterly stockholder dividend from $0.28 to $0.29 per share to stockholders of record as of June 4, 2000. Prior to that declaration, the Company paid quarterly dividends of $0.28 per share dating back to May 21, 1999 when the Board voted to increase the dividend from $0.27 to $0.28 per share.

NOTE N-Statutory Balances

Following is a GAAP to Statutory reconciliation for both earnings and policyholders surplus for the combined operations of Commerce, Citation, Commerce West and American Commerce:

                                           2000               1999                1998
                                   Earnings  Equity     Earnings   Equity   Earnings    Equity
GAAP.............................  $136,425  $756,922   $ 85,242  $635,787  $ 95,661   $654,819
Deferred income taxes (benefits).     6,077    (9,227)      (944)  (40,634)   (1,971)     5,423
Deferred acquisition costs.......   (12,805) (111,305)    (3,373)  (98,499)   (3,495)   (88,759)
Bonds-book versus market.........      -       (5,726)      -       11,400      -       (18,786)
Preferred stock-market versus
 book............................      -        1,506       -         (528)     -        (1,307)
Deferred income..................       231     7,493        518     7,380      (326)     6,744
Deferred service fee income
  (expense)......................       412     1,698       (804)    2,611        91      3,411
Deferred reinsurance
 commissions.....................     1,896    13,276       (201)   10,054     5,728     10,253
Statutory reserve over statement
 reserves........................      -       (1,042)       -      (3,053)     -        (4,072)
Goodwill in subsidiary...........      (290)    1,355       (291)    1,645      (291)     1,936
Pension and post-retirement
 benefit.........................    (2,072)    1,875       -        3,408      -          -
Non-admitted assets..............      -       (4,308)      -         -         -          -
Adjustment for non-insurance
 company subsidiary..............     6,021     8,324      8,651    11,727      -          -
Equity in earnings (losses) of
 preferred stock mutual funds
 reflected in GAAP earnings......   (26,575)     -          -         -         -          -
Difference in GAAP to statutory
 net income in subsidiary........      (578)     -           329      -           80       -
GAAP restatement of preferred
 stock mutual funds..............      -         -        13,913   (21,371)   (1,773)    (5,068)
Other............................      -          121       -         (953)     -        (1,091)
     Total adjustments...........   (27,683)  (95,960)    17,798  (116,813)   (1,957)   (91,316)
Statutory........................  $108,742  $660,962   $103,040  $518,974  $ 93,704   $563,503

NOTE O-Segment Information

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

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars)
NOTE O-Segment Information (continued)

The Company evaluates performance and allocates resources based primarily on the property and casualty insurance segment, which represents 99.0% of the Company's total revenue for the past three years. The accounting policies of the reportable segments are the same as those described in Note A - Summary of Significant Accounting Polices.

Selected information by industry segment for 2000, 1999 and 1998 is summarized as follows:

                                                            Earnings Before   Identifiable
                                               Revenue        Income Taxes       Assets
2000
  Property and casualty insurance
   Massachusetts............................. $  969,624        $164,237       $1,780,724
   Other than Massachusetts..................    121,028           7,115          236,240
  Real estate and commercial lending.........      5,407           5,407           52,327
  Corporate and other........................      3,421          (6,693)           6,323
      Consolidated........................... $1,099,480        $170,066       $2,075,614
1999
  Property and casualty insurance
   Massachusetts............................. $ 844,052         $ 97,304       $1,562,975
   Other than Massachusetts..................   110,179            3,998          224,017
  Real estate and commercial lending.........     5,429            5,429           78,755
  Corporate and other........................     3,374           (2,447)          12,272
      Consolidated........................... $ 963,034         $104,284       $1,878,019
1998
  Property and casualty insurance
   Massachusetts............................. $ 818,511         $114,969       $1,614,387
   Other than Massachusetts..................    27,793            3,862           45,759
  Real estate and commercial lending.........     6,407            6,407           80,884
  Corporate and other........................      -                (390)           6,553
      Consolidated........................... $ 852,711         $124,848       $1,747,583

NOTE P-Supplement to Consolidated Statements of Cash Flows

During the years ended December 31, 2000 and 1999, the Company did not acquire any property through foreclosure of mortgages.

NOTE Q-Insolvency Fund Assessments

As provided in the statutes, insurance companies, which write business in Massachusetts, are assessed for losses attributable to the insolvency of other insurance companies by the Massachusetts Insurers Insolvency Fund ("M.I.I.F."). From its inception, on August 2, 1972 through December 31, 2000, the M.I.I.F. has approved assessments totaling $163,071, of which the Company's share was approximately $12,575. It is anticipated that there will be additional assessments from time to time relating to various insolvencies. By statute, no insurer may be assessed in any year an amount greater than two percent of that insurer's direct written premiums for the calendar year preceding the assessment. Although the timing and amounts of any such assessments are not known, Management is of the opinion that such assessments will not have a material effect on the consolidated financial position of the Company. According to statute, the assessed insurance companies have the right to recoup amounts paid to the M.I.I.F., over a reasonable length of time, through premium rates approved by the Commissioner. The Company's policy has been to recognize the recovery of the assessed amounts as assessed. M.I.I.F. assessed the Company $5,306 during 2000 after having no activity for the year ended December 31, 1999 and a refund of $271 for the year ended December 31, 1998. The assessment for 2000 was primarily the result of two insolvencies, The Trust Insurance Company and New England Fidelity Insurance Company, which accounted for assessment amounts of $4,939 and $1,205, respectively, offset by refunds for prior year assessments on numerous insurers' insolvencies.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(Thousands of Dollars Except for Per Share Data)


NOTE R-Quarterly Results of Operations (Unaudited)

An unaudited summary of the Company's 2000 and 1999 quarterly performance is as follows:

2000                                              First     Second      Third     Fourth
                                                 Quarter(1) Quarter(1) Quarter(1) Quarter
Total revenues................................. $261,898   $251,274   $295,780   $290,528
Net earnings...................................   25,964     14,646     35,974     55,496
Comprehensive income...........................   29,681     19,028     44,921     74,940
Net earnings excluding the after-tax impact
 of net realized investment gains (losses)(2)..   25,500     14,898     34,400     55,348
Net earnings per weighted average common
  share (basic and diluted)....................     0.76       0.43       1.05       1.63
Basic and diluted net earnings per common
 share excluding the after-tax impact of net
 realized investment gains (losses)(2)........      0.75       0.43       1.01       1.62
Cash dividends paid per share..................     0.28       0.29       0.29       0.29

1999                                              First     Second      Third     Fourth
                                                 Quarter(1) Quarter(1) Quarter(1) Quarter(1)
Total revenues................................. $225,347   $249,928   $244,452   $243,307
Net earnings...................................   13,785     22,326     23,117     29,448
Comprehensive income...........................    1,170     18,514      8,442     12,604
Net earnings excluding the after-tax impact
 of net realized investment gains (losses)(2)..   14,058     18,059     22,021     30,623
Net earnings per weighted average common
  share (basic and diluted)....................     0.39       0.64       0.66       0.85
Basic and diluted net earnings per common
 share excluding the after-tax impact of net
 realized investment gains (losses)(2)........      0.40       0.52       0.62       0.89
Cash dividends paid per share..................     0.27       0.28       0.28       0.28

(1) During the fourth quarter of 2000 certain amounts were restated due to the change in accounting for closed-end preferred stock mutual funds to the equity method.

(2) The above figures are presented to provide information to the reader due to the amount of, and fluctuations in, net realized gains and losses. The amounts noted, commonly known as Operating Income, are important measures of corporate performance.

SELECTED CONSOLIDATED FINANCIAL DATA

The data below should be read in conjunction with the consolidated financial statements, related footnotes, and other financial information included herein. The financial statements for the four years ended December 31, 2000 have been audited by Ernst & Young LLP. The financial statements for the year ended December 31, 1996 were audited by other independent auditors. During the fourth quarter of 2000 certain amounts prior to 2000 were restated due to the change in accounting for closed-end preferred stock mutual funds to the equity method. All dollar amounts set forth in the following tables are in thousands, except per share data:

                                                    Years ended December 31,
                                       2000         1999        1998        1997        1996
Statement of Earnings Data:
  Net premiums written..........   $1,008,911   $  911,993  $  745,048  $  741,501  $  711,570
  (Increase) decrease in
   unearned premiums............      (54,428)     (40,163)        572     (11,004)    (42,854)
  Earned premiums...............      954,483      871,830     745,620     730,497     668,716
  Net investment income.........      123,404       67,388      89,193      88,755      77,514
  Premium finance and service
   fees.........................       15,227       14,774      13,440       7,074       9,713
  Amortization of excess of
   book value of subsidiary
   interest over cost...........        3,390        3,019        -           -           -
  Net realized investment gains
  (losses)......................        2,976        6,023       4,458      22,179      (7,574)
       Total revenues...........    1,099,480      963,034     852,711     848,505     748,369

  Losses and loss adjustment
   expenses.....................      686,157      625,090     531,429     526,127     475,231
  Policy acquisition costs......      243,257      233,660     196,434     187,491     181,013
       Total expenses...........      929,414      858,750     727,863     713,618     656,244

  Earnings before income taxes
   and minority interest........      170,066      104,284     124,848     134,887      92,125

  Income taxes..................       38,306       16,667      26,583      33,483      18,049
  Net earnings before minority
   interest.....................      131,760       87,617      98,265     101,404      74,076
  Minority interest.............          320        1,059         -           -           -

       Net earnings.............   $  132,080   $   88,676  $   98,265  $  101,404  $   74,076

       Comprehensive income.....   $  168,570   $   40,730  $   96,594  $  103,460  $   80,475

Per Share Data:
       Basic and diluted net
        earnings per share......   $     3.87   $     2.54  $     2.73  $     2.81  $     2.04

       Cash dividends paid per
        share...................   $     1.15   $     1.11  $     1.07  $     1.03  $     0.81

Weighted average number of
 shares outstanding.............   34,121,047   34,940,074  36,042,652  36,044,679  36,311,887
                                                             December 31,
                                       2000         1999        1998        1997        1996
Balance Sheet Data:
  Total investments...........   $1,472,562   $1,295,995  $1,262,500  $1,246,504  $1,167,513
  Premiums receivable.........      230,580      195,160     162,878     169,469     157,835
  Total assets................    2,075,614    1,878,019   1,747,583   1,739,562   1,663,324
  Unpaid losses and loss
   adjustment expenses........      674,140      659,841     583,996     630,473     649,832
  Unearned premiums...........      519,885      457,095     391,424     379,599     367,991
  Stockholders' equity........      781,881      668,005     710,852     652,824     586,975
  Stockholders' equity
   per share .................        23.16        19.44       19.72       18.11       16.28

MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS
(Thousands of Dollars)


The following tables depict the progress of the insurance operations of the Company over the past fifteen years. For these years of operation, net premiums written amounted to $7,340,076. During this period, the aggregate statutory financial ratios were 69.1% for losses and loss expenses and 26.5% for underwriting expenses resulting in an aggregate combined ratio of 95.6%. Total net investment income amounted to $787,509 or 10.7% of net premiums written. Net realized gains were $99,919. Stockholders' equity was $27,797 at the beginning of 1986 and $756,922, at the end of 2000, resulting in an average annual increase in excess of 24.6%. The progress of the insurance operations during the most recent five year period, compared to the two previous five year periods, can best be illustrated by the following comparison:

                                                                  5-Year Period

                                                        1996-00        1991-95    1986-90
Direct premiums written..........................    $4,317,128     $2,808,253   $1,412,076

Net premiums written.............................     4,119,023      2,575,880      645,173

Net investment income............................       446,486        259,340       81,683

Net realized gains...............................        27,639         65,682        6,598

Stockholders' equity at end of period............       756,922        512,875      124,166

Statutory Financial Ratios (Unaudited)
  Losses and loss expenses to premiums earned....          71.6%          64.7%        70.8%

  Underwriting expenses to net premiums written..          26.0           27.8         24.8
      Combined ratio.............................          97.6%          92.5%        95.6%

Increase in Stockholders' Equity.................          47.6%         313.1%       346.7%


The insurance operations of the Company include the operating results of Commerce and Citation, along with Commerce's subsidiary companies, Commerce West and American Commerce. Citation commenced business in 1981 as a wholly-owned subsidiary of Commerce. On December 31, 1989, the ownership of Citation was transferred to The Commerce Group, Inc. In September 1993, ownership of both Commerce and Citation was transferred from The Commerce Group, Inc. to CHI, a subsidiary of The Commerce Group, Inc. Results of Commerce West are included since its acquisition by Commerce on August 31, 1995. Results of American Commerce are included since its acquisition by Commerce on January 29, 1999. The combined balance sheets of these insurance subsidiaries appear on pages 67 and 68. The combined statements of earnings of insurance operations appear on pages 69 and 70. During the fourth quarter of 2000 certain amounts for years 1996 through 1999 were restated due to the change in accounting for closed-end preferred stock mutual funds to the equity method.

MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED BALANCE SHEETS OF INSURANCE SUBSIDIARIES
December 31,
(Thousands of Dollars)

                                         2000        1999        1998        1997        1996




ASSETS
Cash and short-term investments..... $   70,392  $   22,410  $   75,655  $  238,685  $  140,102
Bonds, at market (at amortized cost
 prior to 1993).....................    669,935     647,338     619,267     590,597     716,702
Preferred stocks, at market (at
 amortized cost prior to 1993)......    200,083     211,049     197,425     148,499     147,680
Common stocks, at market............    115,827      77,348     111,482      58,652      63,156
Preferred stock mutual funds........    337,733     251,135     177,079     123,246      22,727
Mortgage loans on real estate.......     35,340      42,479      46,573      57,425      45,398
Other investments...................     26,802      14,139       7,825       3,783         127
Premium balances receivable.........    230,450     195,047     162,704     169,311     157,673
Investment income receivable........     18,118      14,531      13,544      12,103      12,655
Residual market receivable..........    127,241     141,660     140,220     161,799     182,213
Reinsurance receivable..............     61,554      48,365      36,687      18,170      19,659
Deferred acquisition costs..........    111,305      98,500      88,759      85,264      82,968
Current income taxes................       -           -          2,773        -           -
Deferred income taxes...............     10,901      37,612        -           -           -
Non-compete agreement...............      2,829       3,179        -           -           -
Real estate, furniture and equipment     33,498      27,321      27,885      29,060      26,011

        Total assets................ $2,052,008  $1,832,113  $1,707,878  $1,696,594  $1,617,071

LIABILITIES

Unpaid losses and loss expenses..... $  669,837  $  659,319  $  579,174  $  618,094  $  644,854
Unearned premiums...................    519,885     457,095     391,424     379,599     367,991
Excess of book value of subsidiary
 interest over cost.................      8,431      10,758        -           -           -
Notes payable.......................       -           -           -           -           -
Deferred income.....................      7,703       7,464       6,948       7,271       7,974
Accounts payable, accrued and other
 liabilities........................     72,333      48,505      70,558      60,332      41,368
Current income taxes................     15,829      11,821        -          9,635       2,726
Deferred income taxes...............        -          -          4,955       9,218       2,071
        Total liabilities...........  1,294,018   1,194,962   1,053,059   1,084,149   1,066,984

Minority interest...................      1,068       1,364        -           -           -

STOCKHOLDERS' EQUITY

Capital stock.......................      3,600       3,600       3,620       3,600       3,600
Paid-in capital.....................     45,050      45,050      45,050      45,050      45,050
Retained earnings
  Balance, January 1................    587,137     606,149     563,795     501,437     485,725
  Net earnings......................    136,425      85,242      95,661     106,718      74,543
  Other comprehensive income (loss).     36,490     (47,948)     (1,669)      2,055       6,399
  Dividends paid....................    (51,780)    (56,306)    (51,638)    (46,415)    (65,230)
Balance, December 31................    708,272     587,137     606,149     563,795     501,437
        Total stockholders' equity..    756,922     635,787     654,819     612,445     550,087
Total liabilities and
          stockholders' equity...... $2,052,008  $1,832,113  $1,707,878  $1,696,594  $1,617,071

MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED BALANCE SHEETS OF INSURANCE SUBSIDIARIES
December 31,
(Thousands of Dollars)

     1995        1994       1993     1992     1991     1990    1989      1988     1987     1986




ASSETS
$   52,308 $    4,560 $   12,615 $   25,809 $ 11,190 $ 38,654 $ 84,308 $ 60,885 $ 21,051 $ 10,048

   815,277    745,010    649,491    505,565  329,935  242,735  153,621  133,867  116,220   88,755

   111,220     85,574     80,059      2,261      869    1,010    1,324    1,606    2,295    6,755
    40,359      9,656     47,462     43,545   30,055    4,869    2,900    1,921    1,438      149
      -          -          -          -        -        -        -        -        -        -
    31,404     35,715     42,042     60,697   66,122   56,124   52,244   42,882   15,931     -
      -          -          -        67,876   55,510   57,733   56,713   33,727   19,329   11,817
   126,090    101,529     94,333       -        -        -        -        -        -        -
    14,440     13,285     10,205      9,710    6,063    4,235    3,093    2,889    2,370    2,485
   187,124    198,818    203,312    253,426  254,196  266,440  246,951  184,177  123,725   81,178
    21,897     16,892     12,868        365     -        -        -        -        -        -
    67,160     59,066     53,647     55,442   33,981   27,273   22,702   15,699   10,898    7,129
      -          -          -          -        -        -         341      266     -       2,209
     2,100     38,180       -          -         883    1,666     -        -        -        -
      -          -          -          -        -        -        -        -        -        -
    24,642     25,246     22,371     23,183   24,163   25,046   23,118    9,684    8,356    7,370

$1,494,021 $1,333,531 $1,228,405 $1,047,879 $812,967 $725,785 $647,315 $487,603 $321,613 $217,895

LIABILITIES

$  605,791 $  576,373 $  550,797 $  474,800 $416,551 $379,752 $323,020 $256,628 $160,539 $107,513
   330,454    314,719    283,526    264,567  192,785  175,334  174,345  118,079   84,876   55,378

      -          -          -          -        -        -        -        -        -        -
      -          -          -          -        -       1,662    1,837    2,013    2,204    3,772
     8,954     10,451      7,351      8,384   12,918   20,264   23,689   23,307   11,058    7,503

    34,351     43,433     16,564     20,863    7,677   21,065   27,513   19,350   14,532    8,532
     1,596     10,254      4,867      9,249    5,811    3,542     -        -         470     -
      -          -        13,669      4,400     -        -       1,623    1,021    1,853    3,736
   981,146    955,230    876,774    782,263  635,742  601,619  552,027  420,398  275,532  186,434

     -          -          -          -        -        -        -        -        -        -

STOCKHOLDERS' EQUITY

     3,450      3,450      3,450      3,450    3,450    3,450    3,450    2,350    2,350    2,350
    23,700     23,700      8,700      8,700    8,700    8,700    8,700    6,500    6,500    6,500

   351,151    339,481    253,466    165,075  112,016   83,138   62,877   37,231   22,611   18,947
   110,450    113,892     79,837     91,980   55,214   32,414   21,966   21,837   15,614    4,362
    58,919    (77,622)    21,928      9,811    2,545      (86)     645      321      (54)       7
   (34,795)   (24,600)   (15,750)   (13,400)  (4,700)  (3,450)  (2,350)  (1,034)    (940)    (705)
   485,725    351,151    339,481    253,466  165,075  112,016   83,138   58,355   37,231   22,611
   512,875    378,301    351,631    265,616  177,225  124,166   95,288   67,205   46,081   31,461

$1,494,021 $1,333,531 $1,228,405 $1,047,879 $812,967 $725,785 $647,315 $487,603 $321,613 $217,895

MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS
Years Ended December 31,
(Thousands of Dollars)

                                                2000      1999      1998      1997      1996
Underwriting
  Direct premiums written...................$1,071,649  $948,149  $796,858  $768,649  $731,823

  Net premiums written......................$1,008,911  $911,993  $745,048  $741,501  $711,570
  Increase (decrease) in unearned
   premiums.................................    54,428    40,163      (572)   11,004    42,854
      Earned premiums.......................   954,483   871,830   745,620   730,497   668,716

Expenses
  Losses and loss expenses..................   682,805   628,087   533,523   521,775   474,173
  Underwriting expenses.....................   251,697   238,458   200,525   185,146   194,873
  (Increase) decrease in deferred
   acquisition costs........................   (12,805)   (3,374)   (3,495)   (2,296)  (15,809)
      Total expenses........................   921,697   863,171   730,553   704,625   653,237
Underwriting income (loss)..................    32,786     8,659    15,067    25,872    15,479
Net investment income.......................   123,330    67,642    89,356    89,180    76,978
Premium finance fees........................    15,221    14,768    13,426     7,056     9,666
Amortization of excess of book value
 of subsidiary interest over cost...........     3,390     3,019      -         -         -
Net realized investment gains (losses)......     2,789     6,061     4,334    22,318    (7,863)
      Earnings before Federal income taxes,
      withdrawing companies' settlements
      and minority interest.................   177,516   100,149   122,183   144,426    94,260

Other income
  Withdrawing companies' settlements........      -         -         -         -         -
Earnings before Federal income taxes
 and minority interest......................   177,516   100,149   122,183   144,426    94,260
Federal income taxes (benefits).............    41,411    15,966    26,522    37,708    19,717
Earnings before cumulative effect of
 change in accounting principle and
 minority interest..........................   136,105    84,183    95,661   106,718    74,543
Cumulative effect on prior years (to
 December 31, 1986) of changing to
 different method of accounting for
 income taxes...............................      -         -         -         -         -
Minority interest...........................       320     1,059      -         -         -
      NET EARNINGS..........................$  136,425  $ 85,242  $ 95,661  $106,718  $ 74,543

Statutory Financial Ratios (Unaudited)
  Losses and loss expenses to
   premiums earned..........................      71.7%     72.0%     71.6%     71.4%     70.9%
  Underwriting expenses to net
   premiums written.........................      25.1      26.5      26.5      25.1      27.1
      Combined ratio........................      96.8%     98.5%     98.1%     96.5%     98.0%
      Underwriting profit (loss)............       3.2%      1.5%      1.9%      3.5%      2.0%

MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS (continued)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS
Years Ended December 31,
(Thousands of Dollars)

   1995      1994        1993      1992      1991      1990      1989      1988     1987      1986

$626,666  $625,023   $ 601,289  $525,495  $429,780  $401,077  $366,492  $306,469  $206,231  $131,807

$603,421  $589,197   $ 563,416  $508,847  $310,999  $219,936  $140,313  $124,923  $ 99,193  $ 60,808

  10,831    17,144      14,856    98,353    30,193    34,692    12,655     9,678    13,428     6,775
 592,590   572,053     548,560   410,494   280,806   185,244   127,658   115,245    85,765    54,033


 367,258   369,764     373,243   271,848   173,901   125,219    88,564    80,203    65,299    44,205
 171,892   162,446     147,290   138,669    85,655    55,551    44,181    33,115    25,882    18,460

  (5,723)   (5,420)      1,796   (21,462)   (6,708)   (4,571)   (7,003)   (4,801)   (3,769)   (1,712)
 533,427   526,790     522,329   389,055   252,848   176,199   125,742   108,517    87,412    60,953
  59,163    45,263      26,231    21,439    27,958     9,045     1,916     6,728    (1,647)   (6,920)
  71,007    63,119      52,868    39,685    32,661    25,978    21,256    15,999    10,896     7,554
  19,246    18,315      16,486    13,734    11,165    10,074     8,095     4,592     3,021     1,436

    -         -           -         -         -         -         -         -         -         -
     720    32,025      13,040    12,368     7,529        74       618     2,298     3,423       185


 150,136   158,722     108,625    87,226    79,313    45,171    31,885    29,617    15,693     2,255


    -         -           -       43,168      -         -         -         -         -         -

 150,136   158,722     108,625   130,394    79,313    45,171    31,885    29,617    15,693     2,255
  39,686    44,830      28,788    38,414    24,099    12,757     9,919     7,780     2,987    (2,107)


 110,450   113,892      79,837    91,980    55,214    32,414    21,966    21,837    12,706     4,362



    -         -           -         -         -         -         -         -        2,908      -
    -         -           -         -         -         -         -         -         -         -
$110,450  $113,892   $  79,837  $ 91,980  $ 55,214  $ 32,414  $ 21,966  $ 21,837  $ 15,614  $  4,362



    62.0%    64.6%       68.0%     66.2%      61.9%     65.7%     68.0%     69.5%     79.4%     83.5%

    29.0     27.1        25.7      28.1       30.0      26.7      26.3      22.0      22.5      24.4
    91.0%    91.7%       93.7%     94.3%      91.9%     92.4%     94.3%     91.5%    101.9%    107.9%
     9.0%     8.3%        6.3%      5.7%       8.1%      7.6%      5.7%      8.5%     (1.9)%    (7.9)%

THE COMMERCE GROUP, INC.

DIRECTORS

Herman F. Becker......................... Owner of Sterling Realty and Huguenot
                                          Development Corporation

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

Gerald Fels.............................. Executive Vice President and Chief Financial
                                          Officer of the Company

David R. Grenon.......................... Chairman Emeritus and Assistant Clerk of The
                                          Protector Group Insurance Agency, Inc.

Robert W. Harris......................... Retired Treasurer, H.C. Bartlett Insurance Agency,
                                          Inc.

Robert S. Howland........................ Retired Clerk, H.C. Bartlett Insurance Agency,
                                          Inc.

John J. Kunkel........................... President and Treasurer, Kunkel Buick and GMC
                                          Truck; Treasurer, Kunkel Bus Company

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

James A. Ermilio (1)..............     Vice President and General Counsel

David R. Grenon (1)...............     Chairman Emeritus and Assistant Clerk of The
                                       Protector Group Insurance Agency

John M. Nelson (1)................     Chairman of Brown & Sharpe Mfg., Co.

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


(1) Commerce Holdings, Inc., The Commerce Insurance Company and Citation Insurance Company only.

                               DIRECTORS OF
                               ACIC HOLDING CO., INC.(1)
                                  American Commerce Insurance Company


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

Gerald Fels.......................     Executive Vice President and Chief Financial Officer
                                       of The Commerce Group, Inc.

Patrick W. Doherty (2)............     President and Chief Executive Officer of AAA Oklahoma

Terry R. Farias (2)...............     President and Chief Executive Officer of AAA Hoosier
                                       Motor Club

Roger L. Graybeal (2).............     President and Secretary of AAA Oregon/Idaho

Richard S. Hamilton (2)...........     President of AAA West Pennsylvania/West
                                       Virginia/South Central Ohio

Gerald P. Hogan (2)...............     President and Chief Operating Officer of American
                                       Commerce Insurance Company

Charles B. Liekweg (2)............     President and Chief Executive Officer of AAA
                                       Washington

D. James McDowell (2).............     President and Chief Executive Officer of AAA Arizona

Peter C. Ohlheiser (2)............     President of Ohio Motorists Association


 (1) Incorporated in November, 1998. 80% owned by The Commerce Insurance Company and 20% owned by AAA Southern New England.
 (2) American Commerce Insurance Company only, which was acquired in January
     1999.

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

OFFICERS OF THE COMMERCE GROUP, INC.

President, Chief Executive Officer and Chairman of the Board.....     Arthur J. Remillard, Jr.
Executive Vice President and Chief Financial Officer.............     Gerald Fels
Senior Vice President and Assistant Clerk........................     Arthur J. Remillard, III
Senior Vice President............................................     Regan P. Remillard
Senior Vice President............................................     Mary M. Fontaine
Vice President and General Counsel...............................     James A. Ermilio
Clerk............................................................     John W. Spillane
Treasurer and Chief Accounting Officer...........................     Randall V. Becker
Assistant Treasurer..............................................     Thomas A. Gaylord
Assistant Vice President.........................................     Robert E. McKenna

OFFICERS OF MASSACHUSETTS SUBSIDIARIES (3)
President, Chief Executive Officer and Chairman of the Board.....     Arthur J. Remillard, Jr.

Executive Vice President and Chief Financial Officer.............     Gerald Fels

Senior Vice President and Secretary..............................     Arthur J. Remillard, III

Senior Vice Presidents...........................................     David H. Cochrane
                                                                      Peter J. Dignan
                                                                      Mary M. Fontaine
                                                                      Regan P. Remillard
                                                                      Joyce B. Virostek


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

Vice President and General Counsel...............................     James A. Ermilio

Assistant Vice Presidents......................  David P. Antocci     Susan A. Horan
                                                 Robert M. Blackmer   John V. Kelly
                                                 Stephen R. Clark     Ronald J. Lareau
                                                 Raymond J. DeSantis  Donald G. MacLean
                                                 Warren S. Ehrlich    Robert E. McKenna
                                                 Richard W. Goodus    Robert L. Mooney
                                                 James E. Gow         Emile E. Riendeau

Treasurer and Chief Accounting Officer...........................     Randall V. Becker

Assistant Treasurer..............................................     Thomas A. Gaylord

(1) Incorporated in November, 1998, and the common stock of which is 80% owned by The Commerce Insurance Company and 20% owned by AAA Southern New England.
(2) Acquired by ACIC Holding Co., Inc. in January, 1999.
(3) Massachusetts subsidiaries include Commerce Holdings, Inc., The Commerce Insurance Company, Citation Insurance Company, Bay Finance Company, Inc. and Clark-Prout Insurance Agency. Officers often hold positions with several operating subsidiaries. The titles listed represent their primary office as of March 1, 2001.



Officers of ACIC Holding Co., Inc.
Chairman of the Board...........................................      H. Thomas Rowles
President.......................................................      Regan P. Remillard
Treasurer.......................................................      Mark A. Shaw
Secretary.......................................................      James A. Ermilio




Officers of American Commerce Insurance Company

Chairman of the Board...........................................      H. Thomas Rowles
Vice Chairman of the Board and Chief Executive Officer..........      Regan P. Remillard
President and Chief Operating Officer...........................      Gerald P. Hogan
Senior Vice President and Chief Financial Officer...............      Michael V. Vrban
Senior Vice President...........................................      Carol R. Blaine
Treasurer.......................................................      Richard B. O'Hara
Chief Legal Officer and Secretary...............................      James A. Ermilio
Assistant Vice President........................................      Gregory S. Clark
Assistant Vice President, General Counsel, and
  Assistant Secretary...........................................      Julie Deley-Shimer


Officers of Commerce West Insurance Company

Chairman of the Board...........................................      Arthur J. Remillard, Jr.
President and Secretary.........................................      Regan P. Remillard
Treasurer and Chief Financial Officer ..........................      Michael V. Vrban
Chief Accounting Officer.........................................     Albert E. Peters
Investment Officer..............................................      Gerald Fels
Vice Presidents.................................................      Michael J. Berryessa
                                                                      Albert R. Harris

Stockholder Information


Annual Meeting

The Annual meeting of stockholders will be held at 9:00 a.m. on Friday, May 18, 2001 at the Company's Underwriting Building, 11 Gore Road (Route 16), Webster, MA.

Form 10-K

Stockholders interested in the detailed information contained in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission, may obtain a copy without charge, by writing to the Assistant to the President at 211 Main Street, Webster, MA 01570.

Transfer Agent

The Commerce Group, Inc.
c/o FLEET NATIONAL BANK
    EquiServe, L.P.
P.O. Box 43010
Providence, RI 02940-3010
(781) 575-3100 or (800) 733-5001
http://www.equiserve.com


Executive Offices

211 Main Street
Webster, MA 01570
(508) 943-9000

Company Websites

http://www.commerceinsurance.com
http://www.bayfinance.com
http://www.acilink.com


Trading of Common Stock

The Company's Common Stock trades on the NYSE under the symbol "CGI".

Independent Auditors

Ernst & Young LLP
200 Clarendon Street
Boston, MA 02116
(617) 266-2000
http://www.ey.com