Form 10-Q
period 2001-03-31
COMMERCE GROUP INC /MA
filed 2001-05-14
CIK 811612

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                   FORM 10-Q


                     Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934



For Quarter Ended March 31, 2001        Commission File Number 0-16882



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

          As of May 1, 2001, the number of shares outstanding of the
           Registrant's common stock (excluding Treasury Shares) was
                                   33,753,352

                            The Commerce Group, Inc.


                                Table of Contents

                                                                                    Page No.

Part I - Financial Information
Consolidated Balance Sheets at
    March 31, 2001 (Unaudited) and December 31, 2000..................................    3

Consolidated Statements of Earnings for the
    Three Months Ended March 31, 2001 and 2000 (Unaudited)............................    4

Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 2001 and 2000 (Unaudited)............................    5

Consolidated Statements of Cash Flows - Reconciliation of Net Earnings to Net Cash
    Provided by Operating Activities for the Three Months Ended March 31, 2001
    and 2000 (Unaudited)..............................................................    6

Notes to Unaudited Consolidated Financial Statements..................................    7

Management's Discussion and Analysis..................................................   12



Part II - Other Information


Item 6
    Exhibits and Reports on Form 8-K.................................................   24

Signature...........................................................................    24

                   THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                              (Thousands of Dollars)

                                                                                                 March 31,  December 31,
                                                                                                   2001         2000
                                                                                               (Unaudited)
                                                ASSETS
    Investments:
      Fixed maturities, at market (cost:  $656,609 in 2001 and $665,881 in 2000).............  $  664,236   $  669,935
      Preferred stocks, at market (cost:  $215,601 in 2001 and $215,823 in 2000).............     199,819      200,083
      Common stocks, at market (cost:  $87,704 in 2001 and $87,704 in 2000)..................     105,362      115,827
      Preferred stock mutual funds, at equity (cost:  $338,355 in 2001 and $327,980 in 2000).     344,867      337,733
      Mortgage loans on real estate and collateral notes receivable (less allowance for
        possible loan losses of $869 in 2001 and $858 in 2000)...............................      49,164       51,661
      Cash and cash equivalents..............................................................      78,970       70,521
      Other investments (cost: $25,475 in 2001 and 2000).....................................      19,021       26,802
          Total investments..................................................................   1,461,439    1,472,562

    Accrued investment income................................................................      16,921       18,218
    Premiums receivable (less allowance for doubtful receivables of $1,485 in 2001 and
      $1,487 in 2000)........................................................................     271,033      230,580
    Deferred policy acquisition costs........................................................     119,114      111,305
    Property and equipment, net of accumulated depreciation..................................      34,778       34,823
    Residual market receivable
      Losses and loss adjustment expenses....................................................      86,448       82,450
      Unearned premiums......................................................................      35,129       44,791
    Due from reinsurers......................................................................      63,095       61,554
    Deferred income taxes....................................................................      15,896       12,041
    Receivable for securities sold...........................................................         619          -
    Non-compete agreement....................................................................       2,742        2,829
    Other assets.............................................................................       7,882        4,461

          Total assets.......................................................................  $2,115,096   $2,075,614


                                            LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
      Unpaid losses and loss adjustment expenses.............................................  $  674,674   $  674,140
      Unearned premiums......................................................................     573,715      519,885
      Current income taxes...................................................................       3,418       13,988
      Deferred income........................................................................       6,443        7,703
      Contingent commissions accrued.........................................................      36,210       35,346
      Payable for securities purchased.......................................................         213          524
      Excess of book value of subsidiary interest over cost..................................       7,754        8,431
      Other liabilities and accrued expenses.................................................      30,673       32,648

          Total liabilities..................................................................   1,333,100    1,292,665


    Minority interest........................................................................         884        1,068

    Stockholders' equity
      Preferred stock, authorized 5,000,000 shares at $1.00 par value; none issued in
        2001 and 2000........................................................................        -             -
      Common stock, authorized 100,000,000 shares at $.50 par value;
        38,000,000 shares issued in 2001 and 2000............................................      19,000       19,000
      Paid-in capital........................................................................      29,621       29,621
      Net accumulated other comprehensive income, net of income taxes of
        $3,355 in 2001 and $6,371 in 2000....................................................       6,230       11,833
      Retained earnings......................................................................     825,362      820,528
                                                                                                  880,213      880,982

      Treasury stock 4,246,648 shares in 2001 and 2000.......................................     (99,101)     (99,101)
          Total stockholders' equity.........................................................     781,112      781,881

          Total liabilities, minority interest and stockholders' equity......................  $2,115,096   $2,075,614

The accompanying notes are an integral part of these consolidated financial statements.

                    THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

                    Three Months Ended March 31, 2001 and 2000
              (Thousands of Dollars Except Share and Per Share Data)
                                     (Unaudited)


                                                                             2001                 2000
    Revenues
      Direct premiums written..........................................  $   325,598          $   306,456
      Assumed premiums.................................................       16,427               22,519
      Ceded premiums...................................................      (32,853)             (37,041)
        Net premiums written...........................................      309,172              291,934

      Increase in unearned premiums....................................      (55,739)             (64,627)
      Earned premiums..................................................      253,433              227,307

      Net investment income............................................       25,038               22,834
      Premium finance and service fees.................................        4,308                3,792
      Amortization of excess of book value of subsidiary
        interest over cost.............................................          847                  847
      Net realized investment gains (losses)...........................      (10,198)               7,118


          Total revenues...............................................      273,428              261,898

    Expenses
      Losses and loss adjustment expenses..............................      195,378              172,429
      Policy acquisition costs.........................................       61,131               58,204

           Total expenses..............................................      256,509              230,633


           Earnings before income taxes and minority interest..........       16,919               31,265

    Income taxes.......................................................        2,520                5,083

           Net earnings before minority interest.......................       14,399               26,182

    Minority interest in net (earnings) losses of subsidiary...........          223                 (218)

           NET EARNINGS................................................  $    14,622          $    25,964


           COMPREHENSIVE INCOME........................................  $     9,019          $    29,681

           BASIC AND DILUTED NET EARNINGS PER COMMON SHARE.............  $       .43          $      0.76

           CASH DIVIDENDS PAID PER COMMON SHARE........................  $       .29          $      0.28

           WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING........   33,753,352           34,246,014





The accompanying notes are an integral part of these consolidated financial statements.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three Months Ended March 31, 2001 and 2000
                             (Thousands of Dollars)
                                    (Unaudited)

                                                                                  2001        2000
  Cash flows from operating activities:
    Premiums collected....................................................    $ 278,819    $252,752
    Net investment income received........................................       26,035      22,200
    Premium finance and service fees received.............................        4,308       3,792
    Losses and loss adjustment expenses paid..............................     (204,325)   (173,774)
    Policy acquisition costs paid.........................................      (72,461)    (63,063)
    Federal income tax payments...........................................      (13,928)     (9,408)

        Net cash provided by operating activities.........................       18,448      32,499

  Cash flows from investing activities:
    Proceeds from maturity of fixed maturities............................        5,126       5,455
    Proceeds from sale of fixed maturities................................        9,148      20,700
    Proceeds from sale of equity securities...............................        1,042       6,207
    Purchase of fixed maturities..........................................       (5,199)    (20,531)
    Purchase of equity securities.........................................       (1,181)     (3,786)
    Purchase of preferred stock mutual funds..............................      (10,375)    (30,302)
    Purchase of other investments.........................................         -         (5,323)
    Payments received on mortgage loans and collateral notes receivable...        3,194       3,447
    Mortgage loans and collateral notes originated........................         (708)     (4,303)
    Purchase of property and equipment....................................       (1,056)       (953)
    Other proceeds (purchases) from investing activities..................         (202)        410

        Net cash used in investing activities.............................         (211)    (28,979)


  Cash flows from financing activities:
    Dividends paid to stockholders........................................       (9,788)     (9,573)
    Purchase of treasury stock............................................         -         (4,309)

        Net cash used in financing activities.............................       (9,788)    (13,882)



    Increase (decrease) in cash and cash equivalents......................        8,449     (10,362)
    Cash and cash equivalents at beginning of period......................       70,521      22,535

        Cash and cash equivalents at the end of period....................    $  78,970    $ 12,173





The accompanying notes are an integral part of these consolidated financial statements.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Reconciliation of Net Earnings to Net Cash Provided by
                             Operating Activities
                  Three Months Ended March 31, 2001 and 2000
                            (Thousands of Dollars)
                                 (Unaudited)

                                                                                  2001           2000
    Cash flows from operating activities:
      Net Earnings..........................................................    $ 14,622      $ 25,964
      Adjustments to reconcile net earnings to net cash provided by operating activities:
        Premiums receivable.................................................     (40,453)      (49,290)
        Deferred policy acquisition costs...................................      (7,809)       (7,893)
        Residual market receivable..........................................       5,664         1,881
        Due to/from reinsurers..............................................      (1,541)       (5,162)
        Losses and loss adjustment expenses.................................         534         7,905
        Unearned premiums...................................................      53,830        68,814
        Current income taxes................................................     (10,570)       (5,140)
        Deferred income taxes...............................................        (838)          815
        Deferred income.....................................................      (1,260)          612
        Contingent commissions..............................................         864         3,143
        Other assets, liabilities and accrued expenses......................      (6,074)       (2,119)
        Net realized investment (gains) losses..............................      10,198        (7,118)
        Accrued investment income...........................................       1,297          (634)
        Other - net.........................................................         (16)          721

               Net cash provided by operating activities....................    $ 18,448      $ 32,499









The accompanying notes are an integral part of these consolidated financial statements.

                   The Commerce Group, Inc. and Subsidiaries
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Thousands of Dollars Except Share, Per Share Data, Ratios
                              and Other Information)


 1.	The financial information has been prepared on a basis consistent with the accounting principles reflected in the audited consolidated financial statements for the year ended December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been omitted pursuant to the Securities and Exchange
Commission rules and regulations, although the Company believes the disclosures which have been made are adequate to make the information presented not misleading.

 2.	The information furnished includes all adjustments and accruals consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain previously reported 2000 account balances have been reclassified to conform to the current period's presentation.

 3.	This Form 10-Q contains some statements that are not historical facts and are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve opinions, assumptions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks facing the Company. These include, but are not limited to, those risks and uncertainties in our business that are described in the Company's Forms 10-K and 10-Q, Schedules 13D and
13G, and other documents filed with the SEC, the possibility of adverse catastrophe experience and severe weather, adverse trends in claim severity or frequency, adverse state and federal regulation and legislation, interest rate risk, rate making decisions for private passenger automobile policies in Massachusetts, potential rate filings outside of Massachusetts, heightened competition, as well as economic, market or regulatory conditions and risks associated with entry into new markets and diversification.

 4.	The consolidated financial statements should be read in
conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

 5.	Neither the results for the three months ended March 31, 2001 nor comparison with the corresponding three months ended March 31, 2000 should be considered indicative of the results which may be expected for the year ending December 31, 2001.

 6	The Company did not purchase additional shares of Treasury stock under the buyback program during the first three months of 2001, (168,500 shares were purchased during the first quarter of 2000).
The Company currently holds 4,246,648 shares of Treasury Stock.
At March 31, 2001, the Company has authority to purchase approximately 900,000 additional shares under the existing stock buyback program.

                    The Commerce Group, Inc. and Subsidiaries
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Thousands of Dollars Except Share, Per Share Data, Ratios
                            and Other Information)
                                (Continued)

 7.	On February 10, 2000 the Massachusetts Division of Insurance
placed Trust Insurance Company ("Trust") in rehabilitation. At December 31, 1999, Trust was the ninth largest writer of private passenger automobile insurance in Massachusetts, with an approximate 5% market share. On May 10, 2000, the Massachusetts Commissioner of Insurance ("Commissioner") filed a "Motion for order approving cancellation of policies" with the Supreme
Judicial Court for Suffolk County. This motion indicated that "there is substantial risk that Trust Insurance may be insolvent" and further asks the court that Trust's "insurance exposures be promptly terminated, their liabilities runoff and their true financial condition thereby determined". Based on this motion, all of Trust's remaining 36,000 homeowner policies and 99,300 personal automobile policies were set for cancellation effective August 1, 2000 and October 1, 2000, respectively. On July 27,
2000, the court ruled that Trust was insolvent and was subsequently placed into liquidation on August 2, 2000. The
Company experienced an increase in new business primarily in the third and fourth quarter of 2000 as a result of this event. In the latter part of 2000, another Massachusetts insurance company, New England Fidelity Insurance Company, was ordered into liquidation by the Commissioner. This company was the twenty-second largest writer in Massachusetts based on year-end 1999 writings and was approximately one-sixth the size of Trust. The Company experienced an increase in Massachusetts personal automobile business in the first quarter of 2001 primarily as a result of agreeing to write the majority of the New England Fidelity business effective January 1, 2001.

 8.	During the first quarter of 2001, as required by the Emerging
Issues Task Force ("EITF") D-46, the Company amended its policy in regard to its investments in venture capital fund limited partnerships. EITF D-46 requires companies who own more than a 5% share of a limited partnership to account for these investments on an equity basis. The operating results of these venture capital fund limited partnerships have been reflected in realized gains and losses. Prior to this change, the operating results were not material and were therefore reflected in accumulated comprehensive income and loss.

 9.	During the first quarter of 2001, the Company, in both the 2001 and 2000 results, has classified its equity in the undistributed earnings and losses on investments in closed-end preferred stock mutual funds in net realized investment gains and losses. In
2000, the undistributed equity in the earnings and losses of these funds was reported in net investment income. Dividends received from these funds continue to be reported in net investment income.
The Company believes this new classification better presents the undistributed equity component of these funds. These investments are valued at original cost plus the cumulative undistributed equity in earnings and losses of the funds and adjusted over time by the premium or discount at the time of purchase to the applicable underlying net asset value of the funds.

                 The Commerce Group, Inc. and Subsidiaries
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            (Thousands of Dollars Except Share, Per Share Data,
                        Ratios and Other Information)
                                   (continued)


10. Disclosure of Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income:

                                                                 Three Months Ended
                                                                     March 31,
                                                                   2001      2000
      Net earnings..........................................    $ 14,622   $ 25,964
      Other comprehensive income (loss), net of taxes
       (tax benefits):
        Change in unrealized gains (losses), net of
         income taxes (benefits) of ($2,846) in 2001
         and $2,090 in 2000.................................      (5,285)     3,882
        Reclassification adjustment, net of income tax
          benefits  of $171 in 2001 and $89 in 2000.........        (318)      (165)
      Other comprehensive income (loss).....................      (5,603)     3,717
      Comprehensive income..................................    $  9,019   $ 29,681

11. Disclosure of Statement of Financial Accounting Standards No. 131 - Disclosures about Segments of an Enterprise and Related Information:

                                                           Earnings Before
                                                           Income Taxes and   Identifiable
                                                 Revenue   Minority Interest     Assets

Three Months Ended March 31, 2001
  Property and casualty insurance
    Massachusetts......................         $240,670       $ 16,110       $ 1,821,209
    Other than Massachusetts...........           31,014            268           238,154
  Real estate and commercial lending...              897            897            50,611
  Corporate and other..................              847           (356)            5,122
     Consolidated......................         $273,428       $ 16,919       $ 2,115,096

Three Months Ended March 31, 2000
  Property and casualty insurance
    Massachusetts......................         $230,911       $ 28,113       $ 1,653,728
    Other than Massachusetts...........           29,015          3,728           231,810
  Real estate and commercial lending...            1,092          1,092            80,145
  Corporate and other..................              880         (1,668)            7,295
     Consolidated......................         $261,898       $ 31,265       $ 1,972,978

                  The Commerce Group, Inc. and Subsidiaries
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
       (Thousands of Dollars Except Share, Per Share Data, Ratios
                           and Other Information)
                                (continued)


12.   Disclosure of Supplemental Information:

OTHER INFORMATION:
                                                                March 31,
                                                                2001      2000
  Massachusetts policies in force
    Private passenger automobile.........................     668,003    616,276
    Homeowners...........................................     141,095    123,119
    Commercial automobile................................      16,744     14,698

OTHER EARNINGS STATEMENT INFORMATION:
                                                              Three Months Ended
                                                                   March 31,
                                                                2001      2000
  Premiums earned by Massachusetts subsidiaries
    Private passenger automobile.........................   $ 208,615  $ 186,683
    Homeowners...........................................       4,637      4,312
    Commercial automobile................................      11,149      9,203
    Other lines..........................................       1,035        911
  Premiums earned by subsidiaries in other states........      27,997     26,198
         Total...........................................   $ 253,433  $ 227,307

  Net investment income, after tax.......................   $  20,235  $  18,964

  Pure loss ratios of Massachusetts subsidiaries
    Private passenger automobile.........................        66.7%      68.4%
    Homeowners (gross of reinsurance)....................        57.0%      39.8%
    Commercial automobile................................        74.7%      65.4%
  Pure loss ratios of subsidiaries in other states.......        65.3%      60.0%

  Massachusetts private passenger automobile
   exposures written.....................................     295,996    279,448

  Massachusetts private passenger automobile
    premiums written.....................................   $ 256,790  $ 248,791

Additional supplemental financial information is available on the Company's website at http://www.commerceinsurance.com, under the "Links" section of the "News & Investors" tab.

                  The Commerce Group, Inc. and Subsidiaries
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           (Thousands of Dollars Except Share, Per Share Data, Ratios
                            and Other Information)
                                 (continued)

13.  Closed-end Preferred Stock Mutual Funds

     The following table reflects the shares held, percentage of ownership, carrying value at equity, book value, market value, and value of shares at net asset value, by fund for the three months ended March 31, 2001 and the year ended December 31, 2000:

(Dollars in Thousands, Except Share Amounts)

                                     At March 31, 2001

                Fund                    Carrying                Quoted      Value of
   Fund        Shares       % of          Value       Book      Market    Shares at Net
Symbol (1)      Held      Ownership     at Equity     Value     Value      Asset Value
   PGD       2,016,200      24.2%       $ 24,876    $ 21,375  $ 24,799      $ 27,924
   PPF       2,364,000      32.6%         28,530      26,178    27,422        30,378
   PDF       4,638,800      31.0%         44,813      41,966    41,378        46,203
   PDT       4,955,600      33.0%         59,098      53,472    52,778        61,350
   DIV       3,431,500      34.7%         50,040      47,527    49,105        52,605
   PDI       5,420,950      50.1%         52,640      54,233    51,770        54,318
   PFD       2,981,500      30.3%         40,987      44,803    40,250        41,085
   PFO       4,039,543      36.2%         43,883      48,801    43,789        44,273
     Total                              $344,867    $338,355  $331,291      $358,136

                                     At December 31, 2000

                Fund                    Carrying                Quoted      Value of
   Fund        Shares       % of          Value       Book      Market    Shares at Net
Symbol (1)      Held      Ownership     at Equity     Value     Value      Asset Value
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

(1) John Hancock Patriot Global Dividend Fund ("PGD"), John Hancock Patriot Preferred Dividend Fund, ("PPF"), John Hancock Patriot Premium Dividend I Fund ("PDF"), John Hancock Patriot Premium Dividend II Fund ("PDT"), John Hancock Patriot Select Dividend Fund ("DIV"), Putnam Dividend Income Fund ("PDI"), Preferred Income Fund ("PFD"), Preferred Income Opportunity Fund ("PFO").

The difference between the carrying value at equity and the value of shares at net asset value is negative goodwill created at the time of purchase of the shares. Negative goodwill is being amortized into investment income over various periods ranging from 1.25 years to 4 years based on the turnover ratios of the funds.

In May of 2001, after the PDI Trustees announced that they would liquidate the Fund, the Company initiated a lawsuit against the PDI Trustees and the fund manager, as described in a Schedule D filing made on May 1, 2001. The outcome of this legal action cannot be predicted at this time.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                Three months ended March 31, 2001 compared to
                        three months ended March 31, 2000
                 (Thousands of Dollars Except Per Share Data)


Premiums

	The following table compares direct premiums written, net premiums written and earned premiums for the three months ended March 31, 2001 and 2000:

(Dollars in thousands)
                                                       Three Months Ended March 31,
                                                  2001       2000      Change    % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts........  $256,790   $248,791   $  7,999      3.2%
  Personal Automobile in all other states.....    31,699     26,569      5,130     19.3
  Commercial Automobile in Massachusetts......    15,299     11,814      3,485     29.5
  Homeowners in Massachusetts.................    13,560     12,208      1,352     11.1
  Homeowners in all other states..............     3,996      3,619        377     10.4
  Other Lines in Massachusetts................     3,921      3,342        579     17.3
  Other Lines in all other states.............       333        113        220    194.7
     Total Direct Premiums Written............  $325,598   $306,456   $ 19,142      6.2%

Net Premiums Written:
  Personal Automobile in Massachusetts........  $256,965   $253,650   $  3,315      1.3%
  Personal Automobile in all other states.....    31,683     26,859      4,824     18.0
  Commercial Automobile in Massachusetts......    14,304     11,774      2,530     21.5
  Homeowners in Massachusetts.................     3,944      3,538        406     11.5
  Homeowners in all other states..............       981     (4,777)     5,758   (120.5)
  Other lines in Massachusetts................     1,086        932        154     16.5
  Other lines in all other states.............       209        (42)       251   (597.6)
     Total Net Premiums Written...............  $309,172   $291,934   $ 17,238      5.9%

Earned Premiums:
  Personal Automobile in Massachusetts........  $191,968   $168,351   $ 23,617     14.0%
  Personal Automobile in all other states.....    26,894     24,962      1,932      7.7
  Commercial Automobile in Massachusetts......     9,442      7,448      1,994     26.8
  Homeowners in Massachusetts.................     4,637      4,312        325      7.5
  Homeowners in all other states..............     1,007      1,214       (207)   (17.1)
  Other Lines in Massachusetts................       955        842        113     13.4
  Other Lines in all other states.............        96         22         74    336.4
  Assumed Premiums from C.A.R.................    18,354     20,087     (1,733)    (8.6)
  Assumed Premiums from other than C.A.R......        80         69         11     15.9
     Total Earned Premiums....................  $253,433   $227,307   $ 26,126     11.5%

  Earned Premiums in Massachusetts............  $207,002   $180,953   $ 26,049     14.4%
  Earned Premiums-Assumed.....................    18,434     20,156     (1,722)    (8.5)
  Earned Premiums in all other states.........    27,997     26,198      1,799      6.9
     Total Earned Premiums....................  $253,433   $227,307   $ 26,126     11.5%

                   The Commerce Group, Inc. and Subsidiaries
              MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

	The $7,999 or 3.2% increase in Massachusetts personal automobile direct premiums written during the first quarter of 2001 resulted primarily from increases of 5.9% and 6.9% in the number of Massachusetts personal automobile exposures for liability and physical damage coverage, respectively, offset by decreases of 2.5% and 3.5% in the average written premium rate per exposure for Massachusetts personal automobile liability and physical damage exposures, respectively.

The average written premium per exposure percentage decreases for the first quarter of 2001 were primarily the result of rate modifications in the individual coverage components in the 2001 state mandated average rate decrease, offset by decreases in the Company's safe driver rate deviations. The combination of these factors resulted in a 2.5% decrease in the average personal automobile premium per exposure for the first quarter of 2001 as compared to an increase of 6.5% during the first quarter of 2000. Despite the 2001 state mandated average rate decrease of 8.3%, the Company's smaller decrease in the average personal automobile premium per exposure was primarily due to the above noted changes coupled with the fact that the rate decision does not anticipate purchases of new automobiles in the year in which the rate decision applies and the Company's mix of personal automobile business differs from that of the industry. In 2001, the Company is offering its customers safe driver deviations of 2.0% to drivers with SDIP classifications of Step 9 and 0.0% for Step 10 (6.0% for Step 9 and 2.0% for Step 10 in 2000).

	The AAA affinity group discount for 2001 was established at 6.0% which was unchanged from 2000. In 2001, for drivers who qualify, the Company's AAA affinity group discount and safe driver deviations can be combined for up to a 7.9% reduction (11.6% in 2000) from state mandated rates.

	Other states personal automobile direct premiums written increased
$5,130 or 19.3% during the first quarter of 2001 as compared to the same period in 2000, however an overall depressed rate environment resulted in diminished underwriting profits. The Company is in the process of evaluating a number of its other than Massachusetts state rating structures, has filed for increases in several states and will seek additional rate increases where appropriate. Personal automobile direct premiums written by American Commerce Insurance Company ("American Commerce"), located in Columbus, Ohio, for the first quarter of 2001 increased $1,411 or 7.0% to $21,649 as compared to
$20,238 for the same period a year ago. Personal automobile direct premiums written for Commerce West Insurance Company ("Commerce West"), located in
Pleasanton, California, increased $3,719 or	 58.7% to $10,050 during the first
quarter of 2001 as compared to $6,331 during the same period a year ago. Both American Commerce and Commerce West write predominantly personal automobile insurance. American Commerce writes personal automobile insurance in 23 states while Commerce West writes personal automobile insurance in the states of California and Oregon. Both companies target preferred insurance risks, however Commerce West has recently initiated a non-standard auto product, which is the primary reason for their growth.

	Direct premiums written for Massachusetts commercial automobile insurance increased by $3,485 or 29.5%, due primarily to an increase of approximately 5.4% in the number of policies written and by a 22.9% increase in the average commercial automobile premium per policy. The increase in premium per policy was attributable to a hardening of the commercial automobile market, primarily in larger commercial accounts. The Company experienced a significant increase in accounts with premiums in excess of $50,000. In addition, rates for other voluntary commercial automobile policies have increased moderately combined with an approximate 10% increase in rates for policies written through Commonwealth Automobile Reinsurers ("C.A.R."). The increased business was attributable to the Company's intention to expand writings.

	Direct premiums written for Massachusetts homeowners insurance increased by $1,352 or 11.1% due primarily to an 8.3% increase in the number of policies written coupled with a 2.5% increase in the average premium per policy. The increase in business was primarily due to additional business from former Trust agents and business formerly written by New England Fidelity Insurance Company, which was declared insolvent in 2000. Other states homeowners insurance written by American Commerce increased $377 or 10.4% to $3,996.

                  The Commerce Group, Inc. and Subsidiaries
              MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)


The $17,238 or 5.9% increase in net premiums written was primarily due to the growth in direct premiums written as described above and by a decrease in premiums ceded to the Commonwealth Automobile Reinsurers ("C.A.R.") coupled
with a decrease to premiums ceded	 to reinsurers other than C.A.R. and by a
decrease of premiums assumed from C.A.R. Premiums ceded to reinsurers other than C.A.R., during the first quarter of 2001, decreased $3,216 or 16.5% as compared to the first quarter of 2000 primarily as a result of American
Commerce joining the quota-share reinsurance program effective January 1, 2000. An unearned premium transfer of approximately $6.0 million occurred effective January 1, 2000. Of the $17,238 increase in net premiums written, $6,576 was associated with Massachusetts business, and $3,862 was attributable to increased writings for Commerce West due to the increase in non-standard business previously mentioned. The balance of the increase was primarily attributable to American Commerce's unearned premium transfer mentioned earlier.

	The $26,126 or 11.5% increase in total earned premiums during the first quarter of 2001 as compared to the first quarter of 2000 was primarily attributable to increases in Massachusetts personal automobile liability and physical damage exposures, coupled with an increase in earned premium per exposure. The increase in earned premium per exposure occurs (versus a decrease in written premium per exposure) because of the time lag it takes to earn the premium once it is written. This resulted in a $23,617 or 14.0% increase for Massachusetts personal automobile earned premiums.


Investment Income

	Net investment income is affected primarily by the composition of the Company's investment portfolio. The following table summarizes the composition of the Company's investment portfolio, at cost, at March 31, 2001 and 2000 (the Company's investment portfolio, at market and equity is shown in
the table found on page 	18):

Investments, at cost                                       March 31,
(Dollars in thousands)                                      % of                  % of
                                                 2001      Invest.     2000      Invest.
   Fixed maturities (GNMA & FNMA mortgage-
     backed bonds, corporate bonds, U.S.
     Treasury bonds and notes and tax-
     exempt state and municipal bonds)......  $  656,609    45.2%   $  660,238    48.0%

   Preferred stocks.........................     215,601    14.9       230,575    16.8
   Common stocks............................      87,704     6.0        81,543     5.9
   Closed-end preferred stock mutual funds..     338,355    23.3       298,257    21.7

   Mortgages and collateral loans (net of
     allowance for possible loan losses)....      49,164     3.4        73,814     5.4
   Cash and short-term investments..........      78,970     5.4        12,173     0.9
   Other investments........................      25,475     1.8        18,453     1.3
       Total investments....................  $1,451,878   100.0%   $1,375,053   100.0%

The Company's investment strategy is to maximize after-tax investment income through high quality securities coupled with acquiring equity investments, which may forgo current investment yield in favor of potential higher yielding capital appreciation in the future.

                 The Commerce Group, Inc. and Subsidiaries

	As depicted in the accompanying table, first quarter 2001 net investment income increased $2,204 or 9.7%, compared to the same period in 2000, principally as a result of an increase in average invested assets (at cost). Net investment income as a percentage of total average investments was 6.7% in both the first quarter of 2001 and 2000, respectively. Net investment income after tax as a percentage of total average investments was 5.4% and 5.6% in the first quarter of 2001 and 2000, respectively.

Investment Return                                     Quarter Ending March 31,
(Dollars in thousands)                              2001                  2000
   Average month-end investments (at cost)...   $1,502,334            $1,360,596
   Net investment income.....................       25,038                22,834
   Net investment income after-tax...........       20,235                18,964
   Net investment income as a percentage
     of average net investments (at cost)....          6.7%                  6.7%
   Net investment income after-tax as a
     percentage of average net
     investments (at cost)...................          5.4%                  5.6%

Amortization of Excess of Book Value of Subsidiary Interest over Cost

	As a result of the acquisition of American Commerce, the amount representing the excess of the fair value of the net assets acquired over the purchase price at January 29, 2000 was $16,947. The amount is being amortized into revenue on a straight-line basis over a five-year period. The amount amortized into revenue in both the first quarter of 2001 and 2000 was $847.

Investment Gains and Losses

	Net realized investment losses totaled $10,198 during the first quarter of 2001 as compared to net realized investment gains of $7,118 during the same period in 2000. Of the net realized losses during the first quarter of 2001, $6,454 was a result of the Company's investments in certain venture capital fund limited partnerships. In the first quarter of 2001, the Company began to account for these investments on an equity basis. The equity in the operating results of these funds have been reflected in realized losses. Prior to this change, the operating results were not material and were therefore reflected in accumulated comprehensive income and loss.

Also during the first quarter of 2001, the undistributed operating results of closed-end preferred stock mutual funds have been reflected in realized gains and losses. Prior period results, previously reflected in investment income, have been reclassified to realized gains and losses to conform with current period presentation. During the first quarter of 2001 and 2000, the Company realized $3,241 of losses and $6,404 of gains, respectively, as a result of this change.

Net realized gains and losses by category as of March 31, are as follows:

                                                     March 31,        March 31,
                                                       2001              2000
Closed-end preferred stock mutual funds............  $ (3,241)          $6,404
Venture capital fund investments...................    (6,454)            -
Bonds..............................................      (266)            (256)
Common and preferred stocks........................       (49)             763
Other..............................................      (188)             207
     Net realized investment gains (losses)........  $(10,198)          $7,118

              The Commerce Group, Inc. and Subsidiaries

Loss and Loss Adjustment Expenses

	Losses and loss adjustment expenses ("LAE") incurred increased $22,949 or 13.3% during the first quarter of 2001 as compared to the same period a year ago. Massachusetts operations experienced improved underwriting results primarily due to lower bodily injury losses and lower Massachusetts residual market losses. These improvements were offset by increased losses in the homeowners property business and in personal automobile physical damage due to more severe weather conditions compared to last year. Losses and LAE incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") increased to 77.1% for the first quarter of 2001 compared to 75.8% for the first quarter of 2000. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on Massachusetts personal automobile was 66.7% for the first quarter of 2001 compared to 68.4% for the same period a year ago. The commercial automobile pure loss ratio increased to 74.7% during the first quarter of 2001 as compared to 65.4% for the same period a year ago. This increase was primarily due to higher physical damage losses coupled with worse experience in the business assumed from C.A.R. during this period. For homeowners (gross of reinsurance), the pure loss ratio was 57.0% during the first quarter of 2001 as compared to 39.8% for the same period a year ago. This increase was primarily the result of more claims for Massachusetts homeowner business due to unfavorable weather conditions during the first quarter of 2001. Pure loss ratios of subsidiaries in other states increased to 65.3% during the first quarter of 2001 as compared to 60.0% for the same period a year ago. This increase was due primarily to increases in personal automobile physical damage claims. The loss ratio (on a statutory basis) for Commerce West and American Commerce was 78.7% and 81.6%, respectively, for the first quarter of 2001, compared to 61.9% and 75.9%, respectively, for the first quarter of 2000. The increase in the loss ratio for Commerce West was primarily attributable to a substantial increase in non-standard automobile writings. The increase in the loss ratio for American Commerce was primarily due to worse weather in the first quarter of 2001 versus the same period in 2000.

Policy Acquisition Costs

	Policy acquisition costs expensed increased by $2,927 or 5.0% during the first quarter of 2001 as compared to the same period a year ago. As a percentage of net premiums written, underwriting expenses for the insurance companies (on statutory basis) increased to 22.9% for the first quarter of 2001 as compared to 22.6% for the same period a year ago. The increase, as compared to the same period a year ago, was primarily attributable to slightly higher direct commission expense for Massachusetts mandated minimum commissions offset by lower contingent commission accruals. The underwriting expense ratio (on a statutory basis) for Commerce West and American Commerce was 30.7% and 27.9%, respectively, for the first quarter of 2001, compared to 36.7% and 27.4%, respectively, for the same period a year ago. The decrease in the ratio was primarily a function of premium writings increasing at a faster pace than expenses.

Income Taxes

	The Company's effective tax rate was 14.9% for the first quarter of 2001 as compared to 16.3% for the same period a year ago. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends received deduction. The lower effective tax rate for the first quarter of 2001 was the result of realized investment losses in the current year as compared to realized investment gains in the prior year, coupled with the tax-exempt interest and the dividends received deduction comprising a greater portion of earnings before taxes.

                  The Commerce Group, Inc. and Subsidiaries
               MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)


Minority Interest

	As a result of the joint venture with AAA Southern New England ("AAA SNE") and the acquisition of American Commerce, the Company's interest in ACIC Holding Co., Inc., through Commerce, a wholly owned subsidiary of Commerce Holdings, Inc. ("Commerce Holdings"), is represented by ownership of 80% of the outstanding shares of ACIC Holding Co., Inc. common stock at March 31, 2001. AAA SNE maintains a 20% common stock ownership. The minority interest in net loss of subsidiary of $223 included in these consolidated financial statements for the first quarter of 2001 represents 20% of the net loss during the first quarter for ACIC Holding Co., Inc. which is calculated after the $2,428 preferred stock dividend paid to Commerce. This compares to the minority interest in net earnings of subsidiary of $218 after $2,250 in preferred stock dividend paid to Commerce in the first quarter of 2000.


Net Earnings

Net earnings decreased $11,342 or 43.7% to $14,622 during the first quarter of 2001 as compared to $25,964 for the same period a year ago. Operating earnings, which exclude the after-tax impact of net realized investment gains, decreased $74 or 0.4% to $20,480 ($0.60 per share) during the first quarter of 2001 as compared to $20,554 ($0.60 per share) for the same period a year ago, both as a result of the factors previously mentioned.

                   The Commerce Group, Inc. and Subsidiaries
               MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)


                      Liquidity and Capital Resources

	The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page 3 and the Consolidated Statements of Cash Flows on pages 5 and 6. Stockholders' equity decreased by $769, during the first three months of 2001 as compared to December 31, 2000. The decrease resulted from $14,622 in net earnings offset by changes in other comprehensive income, net of income tax benefits, on fixed maturities and preferred and common stocks of $5,603, and dividends paid to stockholders of $9,788. Total assets at March 31, 2001 increased $39,482 or 1.9% to $2,115,096 as compared to total assets of $2,075,614 at December 31, 2000. The majority of this growth is reflected in an increase of $40,453 or 17.5% in premiums receivable, a $7,809 or 7.0 % increase in deferred policy acquisition costs, a $1,541 or 2.5% increase in receivable from reinsurers and by a $802 or 0.4% increase in all other assets combined. These increases were offset by a decrease to invested assets, at market value and equity, of $11,123 or 0.8%, due to the recent downturn in the securities market. The increase to premiums receivable is attributable to the seasonality of the policy effective dates of the Company's business.

	The Company's investment portfolio, at market and equity, is shown below as of March 31, 2001 and December 31, 2000 (for investments, at cost, refer to the table found on page 14):

                                                    March 31,           December 31,
Investments, at market and equity                          % of                  % of
(Dollars in thousands)                           2001      Invest.     2000      Invest.
   Fixed maturities (GNMA & FNMA mortgage-
     backed bonds Corporate bonds, U.S.
     Treasury bonds and notes Tax-
     exempt state and municipal bonds)....    $  664,236    45.5%   $  669,935   45.5%

   Preferred stocks.......................       199,819    13.7       200,083   13.6
   Common stocks..........................       105,362     7.2       115,827    7.9
   Equity in closed-end
     preferred stock mutual funds.........       344,867    23.6       337,733   22.9

   Mortgages and collateral loans (net of
     allowance for possible loan losses)..        49,164     3.3        51,661    3.5
   Cash and cash equivalents..............        78,970     5.4        70,521    4.8
   Other investments......................        19,021      1.3         26,802      1.8
       Total investments..................    $1,461,439   100.0%   $1,472,562   100.0%

The Company's fixed maturity portfolio is comprised of GNMAs and FNMA mortgage backed bonds (9.6%), municipal bonds (70.3%), corporate bonds (19.6%) and U.S. Treasury bonds (0.5%). As of March 31, 2001, the market value of the Company's fixed maturity portfolio exceeded its book value by $7,627 ($4,958 after taxes, or $0.15 per share). The cost of the Company's preferred stocks exceeded market value by $15,782 ($10,258 after taxes, or $0.30 per share). The market value of the Company's common stocks exceeded cost by $17,657 ($11,477 after taxes, or $0.34 per share).

                 The Commerce Group, Inc. and Subsidiaries
              MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

	Preferred stocks decreased $264 or 0.1% and common stocks decreased $10,465 or 9.0%, during the first three months of 2001. Preferred stock mutual funds at equity, increased $7,134 or 2.1% during the first three months of 2001. Other invested assets at equity, primarily comprised of the Conning Limited Partnership, decreased $7,781 or 29.0% during the first three months of 2001. The Company's strategy continues to focus on maximizing after-tax investment income through investing in high quality securities coupled with acquiring equity investments, which may forego current investment yield in favor of potential higher yielding capital appreciation in the future.

	The Company's liabilities totaled $1,333,100 at March 31, 2001 as compared to $1,292,665 at December 31, 2000. The $40,435 or 3.1% increase was comprised of an increase of $534 or 0.1% in loss and loss adjustment expense reserves, an increase of $53,830 or 10.4% in unearned premiums, an increase of $864 or 2.4% in contingent commissions accrued, offset by decreases of $10,570 or 75.6% in current income taxes and of $677 or 8.0% in excess of book value of subsidiary interest over cost. The net effect of all other liabilities decreased $3,546 or 8.7%. The significant increase to the Company's unearned premiums was attributable to the increased business in the latter part of 2000 and first quarter of 2001, coupled with seasonality of the policy effective dates of the Company's business.
Liabilities for unpaid losses and loss adjustment expenses at March 31, 2001 and December 31, 2000 consist of:

March 31,    December 31,
  2001           2000
Net voluntary unpaid losses and LAE reserves.............$553,114       $544,585
Voluntary salvage and subrogation recoverable............ (73,483)       (65,505)
Assumed unpaid loss and LAE reserves from C.A.R.......... 124,043        127,631
Assumed salvage and subrogation recoverable from C.A.R... (20,844)       (20,844)
 Total voluntary and assumed unpaid loss and LAE reserves 582,830        585,867
Adjustment for ceded unpaid loss and LAE reserves........ 100,844         97,273
Adjustment for ceded salvage and subrogation recoverable.  (9,000)        (9,000)
 Total unpaid loss and LAE reserves......................$674,674       $674,140

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments as reflected in the Consolidated Statements of Cash Flows on pages 5 and 6.

	The Company's operating activities provided cash of $18,448 in the first three months of 2001, as compared to $32,499 during the same period a year ago. These cash flows were primarily impacted by the fact that while premiums collected increased $26,067 or 10.3% in the first three months of 2001, losses and LAE paid increased $30,551 or 17.6%, policy acquisition costs paid increased $9,398 or 14.9%, and federal income tax payments increased $4,520 or 48.0% in the first three months of 2001 as compared to the same period a year ago. The increase in losses and LAE paid were primarily attributable to increased business, coupled with adverse weather conditions in the first quarter of 2001 as compared to the same period last year. The increase in policy acquisition costs relates primarily to increased business. The increase in federal tax payments relates to income earned in the fourth quarter of 2000 being significantly higher than the same period last year. Net investment income received and premium finance and service fees increased 17.3% and 13.6%, respectively as compared to the same period a year ago, primarily as a result of increased business.

                  The Commerce Group, Inc. and Subsidiaries
            MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)


	The net cash flows used in investing activities were primarily the result of purchases of fixed maturities, equity securities and preferred stock mutual funds offset by proceeds from the sale and maturity of fixed maturities and equity securities. Investing activities were funded by accumulated cash and cash provided by operating activities during 2001 and 2000.

	Cash flows used in financing activities totaled $9,788 during the first three months of 2001 compared to $13,882 during the same period a year ago.
The 2001 cash flows used in financing activities consisted entirely of dividends paid to stockholders. The 2000 cash flows used in financing activities consisted of dividends paid to stockholders of $9,573 and $4,309 used to purchase 168,500 shares of Treasury Stock under the Company's stock buyback programs.

	The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. The carrying value (at market and equity) of total investments at March 31, 2001 was $1,461,439. At March 31, 2001, the Company held cash and cash equivalents of $78,970. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company also relies upon dividends from its subsidiaries for its cash requirements. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders may, within certain limitations, pay such dividends and then file a report with the Commissioner. Dividends in excess of these limitations are called extraordinary dividends. No extraordinary dividends were paid in 2001 or 2000. Similar laws exist in California and Ohio. No extraordinary dividend was paid by American Commerce in 2001 or 2000 and no dividends were paid by Commerce West since its acquisition.

	Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns, to optimize tax planning and to realize gains. This practice will continue in the future.

	Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's annualized statutory premiums to surplus ratio was 1.63 to 1.00 and 1.94 to 1.00 for the period ended March 31, 2001 and 2000, respectively.

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

                  The Commerce Group, Inc. and Subsidiaries
               MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

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

As part of its investing activities, the Company assumes positions in fixed maturity, stock, short-term and cash equivalents markets. The Company is, therefore, exposed to the impacts of interest rate changes in the market value of investments. For 2001, the Company's exposure to interest rate changes and equity price risk has been estimated using sensitivity analysis. The interest rate impact is defined as the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks. The equity price risk is defined as a hypothetical change of plus-or-minus 10% in the fair value of common stocks. Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. Based on the results of the sensitivity analysis at March 31, 2001 and 2000, the Company's estimated market exposure for a 200 basis point increase (decrease) in interest rates was calculated. A 200 basis point increase results in a decrease in the market value of the fixed maturities and preferred stocks of $83,055 and $86,863, respectively. A 200 basis point decrease results in an increase in the market value of the same securities of $53,728 and $47,147, respectively. The equity price risk impact at March 31, 2001, based upon a 10% increase in the fair value of common stocks and preferred stock mutual funds, would be an increase of $10,536 and $35,814 respectively. Based upon a 10% decrease, common stocks and preferred stock mutual funds would decrease $10,536 and $35,814 respectively. Long-term interest rates (30-year Treasury Bond) were 5.45% at March 31, 2001 and 5.85% at March 31, 2000. Long-term interest rates (30-year Treasury Bond) decreased to 5.46% at December 31, 2000 from 6.48% at December 31, 1999.


                           Stock Buyback and Dividends

	The Company did not purchase shares of Treasury Stock under the stock buyback program during the first three months of 2001. At March 31, 2001, the Company had authority to purchase 896,600 additional shares of its common stock under the May 1999 buy-back program.

	On March 15, 2001, the Company paid a quarterly dividend of $0.29 to stockholders of record as of March 3, 2001. The Company increased its quarterly dividend to stockholders from $0.28 to $0.29 during the second quarter of 2000.

                   The Commerce Group, Inc. and Subsidiaries
              MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

	                        Recent Accounting Developments

	The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual became effective January 1, 2001 for all insurance companies. The domiciliary states of the Company's insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed certain prescribed statutory accounting practices and will result in changes to the accounting practices that the Company's insurance subsidiaries use to prepare their statutory-basis financial statements. Management believes the impact of these changes to the Company's insurance subsidiaries statutory-basis capital and surplus as of January 1, 2001 will not have a significant detrimental effect.

In June 1998, the FASB issued Statement of Financial Accounting
Standards No. 133 ("SFAS" 133"), "Accounting for Certain Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. SFAS 138 amended Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The provisions of SFAS 133 will require adoption for fiscal year beginning after June 15, 2000. The Company had no derivative or hedging activity in 2001, 2000, or 1999.

In September 2000, the FASB issued Statement of Financial Accounting
Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaced Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a "financial components" approach that focuses on control. Under that approach, after a transfer of financial assets, a company recognizes the financial and servicing assets it controls and the liabilities it has incurred, does not recognize financial assets when control has been surrendered, and does not recognize liabilities when extinguished. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Adoption of SFAS 140 is not expected to have a material impact on the Company's consolidated financial statements.


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



(a)    Form 8-K - none filed during the first quarter of 2001.




















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



(a)    Form 8-K - none filed during the first quarter of 2001.

















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