Form 10-Q
period 2001-06-30
COMMERCE GROUP INC /MA
filed 2001-08-13
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended June 30, 2001           Commission File Number 0-16882



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

As of August 1, 2001, the number of shares outstanding of the
Registrant's common stock (excluding Treasury Shares) was
33,753,352

The Commerce Group, Inc.


Table of Contents

                                                          Page No.

Part I - Financial Information
Consolidated Balance Sheets at
    June 30, 2001 (Unaudited) and December 31, 2000....................    3

Consolidated Statements of Earnings for the
    Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)......    4

Consolidated Statements of Cash Flows for the
    Six Months Ended June 30, 2001 and 2000 (Unaudited)................    5

Consolidated Statements of Cash Flows - Reconciliation of Net Earnings
    to Net Cash Provided by Operating Activities for the Six Months
    Ended June 30, 2001 and 2000 (Unaudited)...........................    6

Notes to Unaudited Consolidated Financial Statements...................    7

Management's Discussion and Analysis...................................   15



Part II - Other Information


Item 4
    Results of Votes of Security Holders...............................   33

Item 6
    Exhibits and Reports on Form 8-K...................................   34

Signature..............................................................   34

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

                                                                                                 June 30,   December 31,
                                                                                                   2001         2000
                                                                                               (Unaudited)
                                                ASSETS
    Investments:
      Fixed maturities, at market (cost:  $638,457 in 2001 and $665,881 in 2000).............  $  647,067   $  669,935
      Preferred stocks, at market (cost:  $270,224 in 2001 and $215,823 in 2000).............     259,214      200,083
      Common stocks, at market (cost:  $87,703 in 2001 and $87,704 in 2000)..................     116,953      115,827
      Preferred stock mutual funds, at equity (cost:  $285,148 in 2001 and $327,980 in 2000).     297,553      337,733
      Mortgage loans on real estate and collateral notes receivable (less allowance for
        possible loan losses of $754 in 2001 and $858 in 2000)...............................      46,937       51,661
      Cash and cash equivalents..............................................................      92,840       70,521
      Other investments (cost: $24,818 in 2001 and $25,475 in 2000)..........................      16,814       26,802
          Total investments..................................................................   1,477,378    1,472,562

    Accrued investment income................................................................      18,952       18,218
    Premiums receivable (less allowance for doubtful receivables of $1,485 in 2001 and
      $1,487 in 2000)........................................................................     276,567      230,580
    Deferred policy acquisition costs........................................................     120,662      111,305
    Property and equipment, net of accumulated depreciation..................................      36,141       34,823
    Residual market receivable
      Losses and loss adjustment expenses....................................................      84,734       82,450
      Unearned premiums......................................................................      40,728       44,791
    Due from reinsurers......................................................................      66,767       61,554
    Deferred income taxes....................................................................      12,409       12,041
    Receivable for securities sold...........................................................       1,613         -
    Non-compete agreement....................................................................       2,654        2,829
    Other assets.............................................................................       7,086        4,461

          Total assets.......................................................................  $2,145,691   $2,075,614

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
      Unpaid losses and loss adjustment expenses.............................................  $  674,234   $  674,140
      Unearned premiums......................................................................     586,969      519,885
      Current income taxes...................................................................       3,573       13,988
      Deferred income........................................................................       6,633        7,703
      Contingent commissions accrued.........................................................      23,234       35,346
      Payable for securities purchased.......................................................          39          524
      Excess of book value of subsidiary interest over cost..................................       7,075        8,431
      Other liabilities and accrued expenses.................................................      32,790       32,648

          Total liabilities..................................................................   1,334,547    1,292,665


    Minority interest........................................................................         650        1,068

    Stockholders' equity
      Preferred stock, authorized 5,000,000 shares at $1.00 par value; none issued in
        2001 and 2000........................................................................        -            -
      Common stock, authorized 100,000,000 shares at $.50 par value;
        38,000,000 shares issued in 2001 and 2000............................................      19,000       19,000
      Paid-in capital........................................................................      29,621       29,621
      Net accumulated other comprehensive income, net of income taxes of
        $9,444 in 2001 and $6,371 in 2000....................................................      17,538       11,833
      Retained earnings......................................................................     843,436      820,528
                                                                                                  909,595      880,982

      Treasury stock 4,246,648 shares in 2001 and 2000.......................................     (99,101)     (99,101)
          Total stockholders' equity.........................................................     810,494      781,881

          Total liabilities, minority interest and stockholders' equity......................  $2,145,691   $2,075,614

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

Three and Six Months Ended June 30, 2001 and 2000
(Thousands of Dollars Except Per Share Data)
(Unaudited)



                                                                     Three Months Ended             Six Months Ended
                                                                           June 30,                     June 30,
                                                                     2001          2000   	       2001           2000
    Revenues
      Direct premiums written...................................  $  281,890    $  265,724    $  607,488     $  572,180
      Assumed premiums..........................................      21,613        18,341        38,040         40,860
      Ceded premiums............................................     (38,627)      (36,340)      (71,480)       (73,381)
          Net premiums written..................................     264,876       247,725       574,048        539,659

      Increase in unearned premiums.............................     (10,013)      (14,945)      (65,752)       (79,572)
      Earned premiums...........................................     254,863       232,780       508,296        460,087

      Net investment income.....................................      25,441        24,056        50,479         46,888
      Premium finance and service fees..........................       4,308         3,757         8,616          7,549
      Amortization of excess of book value of subsidiary
        interest over cost......................................         847           848         1,694          1,695
      Net realized investment gains (losses)....................       3,857       (10,167)       (6,341)        (3,047)


           Total revenues.......................................     289,316       251,274       562,744        513,172

    Expenses
      Losses and loss adjustment expenses.......................     187,926       180,224       383,304        352,653
      Policy acquisition costs..................................      65,467        57,385       126,598        115,589


           Total expenses.......................................     253,393       237,609       509,902        468,242



           Earnings before income taxes and minority interest...      35,923        13,665        52,842         44,930

    Income taxes (benefits).....................................       7,737          (541)       10,257          4,542

           Net earnings before minority interest................      28,186        14,206        42,585         40,388

    Minority interest in net loss of subsidiary.................          14           440           237            222

           NET EARNINGS.........................................  $   28,200    $   14,646    $   42,822     $   40,610


           COMPREHENSIVE INCOME.................................  $   39,508    $   19,028    $   48,527     $   48,709

           NET EARNINGS PER COMMON SHARE:
             BASIC..............................................  $     0.84    $     0.43    $     1.27     $     1.19
             DILUTED............................................  $     0.83    $     0.43    $     1.27     $     1.19

           CASH DIVIDENDS PAID PER COMMON SHARE.................  $     0.30    $     0.29    $     0.59     $      .57

           WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
             BASIC..............................................  33,753,352    34,180,926    33,753,352     34,213,470
             DILUTED............................................  34,066,145    34,180,926    33,828,816     34,213,470




The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2001 and 2000
(Thousands of Dollars)
(Unaudited)

                                                                                  2001        2000
  Cash flows from operating activities:
    Premiums collected....................................................    $ 533,612    $487,535
    Net investment income received........................................       49,174      46,884
    Premium finance and service fees received.............................        8,616       7,549
    Losses and loss adjustment expenses paid..............................     (391,421)   (340,258)
    Policy acquisition costs paid.........................................     (150,122)   (134,090)
    Federal income tax payments...........................................      (24,113)    (20,329)

        Net cash provided by operating activities.........................       25,746      47,291

  Cash flows from investing activities:
    Proceeds from maturity of fixed maturities............................       11,032      10,549
    Proceeds from sale of fixed maturities................................       27,122      51,327
    Proceeds from sale of equity securities...............................       16,229       6,393
    Net cash proceeds from sale of preferred stock mutual funds...........        2,945        -
    Proceeds from sale of other investments...............................          657        -
    Purchase of fixed maturities..........................................      (11,680)    (51,425)
    Purchase of equity securities.........................................      (20,865)    (10,825)
    Purchase of preferred stock mutual funds..............................      (11,401)    (36,808)
    Purchase of other investments.........................................         -         (9,304)
    Payments received on mortgage loans and collateral notes receivable...        5,912       5,187
    Mortgage loans and collateral notes originated........................       (1,084)     (5,675)
    Purchase of property and equipment....................................       (3,065)     (1,856)
    Other proceeds from investing activities..............................          685         587

        Net cash provided (used) in investing activities..................       16,487     (41,850)


  Cash flows from financing activities:
    Dividends paid to stockholders........................................      (19,914)    (19,489)
    Purchase of treasury stock............................................         -         (5,293)

        Net cash used in financing activities.............................      (19,914)    (24,782)



    Increase (decrease) in cash and cash equivalents......................       22,319     (19,341)
    Cash and cash equivalents at beginning of period......................       70,521      22,535

        Cash and cash equivalents at the end of period....................    $  92,840    $  3,194









The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Reconciliation of Net Earnings to Net Cash Provided by
Operating Activities
Six Months Ended June 30, 2001 and 2000
(Thousands of Dollars)
(Unaudited)



                                                                                  2001           2000
    Cash flows from operating activities:
      Net Earnings..........................................................    $ 42,822      $ 40,610
      Adjustments to reconcile net earnings to net cash provided by operating activities:
        Premiums receivable.................................................     (45,987)      (63,920)
        Deferred policy acquisition costs...................................      (9,357)      (10,095)
        Residual market receivable..........................................       1,779          (856)
        Due to/from reinsurers..............................................      (5,213)      (15,528)
        Losses and loss adjustment expenses.................................          94        31,771
        Unearned premiums...................................................      67,084        86,847
        Current income taxes................................................     (10,415)      (11,911)
        Deferred income taxes...............................................      (3,441)       (3,876)
        Deferred income.....................................................      (1,070)          701
        Contingent commissions..............................................     (12,112)      (10,636)
        Other assets, liabilities and accrued expenses......................      (3,840)          411
        Net realized investment losses......................................       6,341         3,049
        Other - net.........................................................        (939)          724

               Net cash provided by operating activities....................    $ 25,746      $ 47,291

























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

 5. Neither the results for the six months ended June 30, 2001 nor comparison with the corresponding six months ended June 30, 2000 should be considered indicative of the results which may be expected for the year ending December 31, 2001.

 6. The Company did not purchase additional shares of Treasury stock under the buyback program during the first six months of 2001, (205,600 shares were purchased during the first six months of 2000). The Company currently holds 4,246,648 shares of Treasury Stock. At June 30, 2001, the Company has the ability to purchase approximately 900,000 additional shares of Treasury stock under the current Board of Directors' authorization.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and Other Information)
(Continued)



 7. On February 10, 2000 the Massachusetts Division of Insurance placed Trust Insurance Company ("Trust") in rehabilitation. At December 31, 1999, Trust was the ninth largest writer of private passenger automobile insurance in Massachusetts, with an approximate 5% market share. On May 10, 2000, the Massachusetts Commissioner of Insurance ("Commissioner") filed a "Motion for order approving cancellation of policies" with the Supreme Judicial Court for Suffolk County. This motion indicated that "there is substantial risk that Trust Insurance may be insolvent" and further asks the court that Trust's "insurance exposures be promptly terminated, their liabilities runoff and their true financial condition thereby determined". Based on this motion, all of Trust's remaining 36,000 homeowner policies and 99,300 personal automobile policies were set for cancellation effective August 1, 2000 and October 1, 2000, respectively. On July 27, 2000, the court ruled that Trust was insolvent and was subsequently placed into liquidation on August 2, 2000. The Company experienced an increase in new business primarily in the third and fourth quarter of 2000 as a result of this event. In the latter part of 2000, another Massachusetts insurance company, New
England Fidelity Insurance Company, was ordered into liquidation by the Commissioner. This company was the twenty-second largest writer in Massachusetts based on year-end 1999 writings and was approximately one-sixth the size of Trust. The Company experienced an increase in Massachusetts personal automobile business in the first six months of 2001 primarily as a result of agreeing to write the majority of the New England Fidelity business effective January 1, 2001.

 8. During 2001, as required by the Emerging Issues Task Force ("EITF") D-46, the Company amended its policy in regard to its investments in venture capital fund limited partnerships. EITF D-46 requires companies who own more than a 5% share of a limited partnership to account for these investments on an equity basis. The operating results of these venture capital fund limited partnerships have been reflected in realized gains and losses. Prior to this change, the operating results were not material and were therefore reflected in accumulated comprehensive income and loss.

 9. Beginning in the first quarter of 2001, the Company, in the 2001 and prior years' results, classified its undistributed equity in the earnings and losses on investments in closed-end preferred stock mutual funds in net realized investment gains and losses. For the year ended 2000, the undistributed equity in the earnings and losses of these funds was reported in net investment income. Previously the Company did not include the undistributed equity in its quarterly or annual filings.
The Company believes this new classification better presents the undistributed equity component of these funds. These investments are valued at original cost plus the cumulative undistributed equity in earnings and losses of the funds and adjusted over time by the premium or discount at the time of purchase to the applicable underlying net asset value of the funds.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and Other Information)
(continued)


10.  Disclosure of Statement of Financial Accounting Standards No. 130
     - Reporting Comprehensive Income:

                                                                  Six Months Ended
                                                                      June 30,
                                                                   2001      2000
      Net earnings..........................................    $ 42,822   $ 40,610
      Other comprehensive income, net of taxes:
        Change in unrealized gains, net of
         income taxes of $3,028 in 2001
         and $3,936 in 2000.................................       5,624      7,309
        Reclassification adjustment, net of income taxes
          of $44 in 2001 and $425 in 2000...................          81        790
      Other comprehensive income............................       5,705      8,099
      Comprehensive income..................................    $ 48,527   $ 48,709



                                                                Three Months Ended
                                                                      June 30,
                                                                   2001      2000
      Net earnings..........................................    $ 28,200   $ 14,646
      Other comprehensive income, net of taxes:
        Change in unrealized gains, net of
         income taxes of $5,874 in 2001
         and $1,846 in 2000.................................      10,909      3,427
        Reclassification adjustment, net of income taxes
          of $215 in 2001 and $514 in 2000..................         399        955
      Other comprehensive income............................      11,308      4,382
      Comprehensive income..................................    $ 39,508   $ 19,028

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


11.  Disclosure of Statement of Financial Accounting Standards No. 131
     - Disclosures about Segments of an Enterprise and Related Information:

                                                           Earnings Before
                                                           Income Taxes and   Identifiable
                                                 Revenue   Minority Interest     Assets

Six Months Ended June 30, 2001
  Property and casualty insurance
    Massachusetts......................         $493,588       $ 50,961       $ 1,853,474
    Other than Massachusetts...........           65,525          1,376           239,236
  Real estate and commercial lending...            1,933          1,933            47,798
  Corporate and other..................            1,698         (1,428)            5,183
     Consolidated......................         $562,744       $ 52,842       $ 2,145,691

Six Months Ended June 30, 2000

  Property and casualty insurance
    Massachusetts......................         $449,980       $ 40,895       $ 1,685,900
    Other than Massachusetts...........           57,194          1,848           230,498
  Real estate and commercial lending...            4,270          4,270            74,854
  Corporate and other..................            1,728         (2,083)            7,698
     Consolidated......................         $513,172       $ 44,930       $ 1,998,950

                                                           Earnings Before
                                                           Income Taxes and   Identifiable
                                                 Revenue   Minority Interest     Assets

Three Months Ended June 30, 2001
  Property and casualty insurance
    Massachusetts......................         $252,918       $ 34,850       $ 1,853,474
    Other than Massachusetts...........           34,511          1,108           239,236
  Real estate and commercial lending...            1,036          1,036            47,798
  Corporate and other..................              851         (1,071)            5,183
     Consolidated......................         $289,316       $ 35,923       $ 2,145,691

Three Months Ended June 30, 2000

  Property and casualty insurance
    Massachusetts......................         $219,069       $ 12,782       $ 1,685,900
    Other than Massachusetts...........           28,179         (1,880)          230,498
  Real estate and commercial lending...            3,178          3,178            74,854
  Corporate and other..................              848           (415)            7,698
     Consolidated......................         $251,274       $ 13,665       $ 1,998,950

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and Other Information)
(continued)

12.  Disclosure of Supplemental Information:

OTHER INFORMATION:
                                                                   June 30,
                                                                2001      2000
  Massachusetts policies in force
    Private passenger automobile.........................     672,414    630,667
    Homeowners...........................................     142,954    126,879
    Commercial automobile................................      17,193     15,505



OTHER EARNINGS STATEMENT INFORMATION:
                                                              Three Months Ended
                                                                   June 30,
                                                                2001      2000
  Premiums earned by Massachusetts subsidiaries
    Private passenger automobile.......................   $ 207,459  $ 192,566
    Homeowners.........................................       4,675      4,178
    Commercial automobile..............................      12,457      9,558
    Other lines........................................         592        914
  Premiums earned by subsidiaries in other states......      29,680     25,564
         Total.........................................   $ 254,863  $ 232,780

  Net investment income, after tax.....................   $  20,519  $  19,967

  Pure loss ratios of Massachusetts subsidiaries
    Private passenger automobile.......................        64.5%      68.2%
    Homeowners (gross of reinsurance)..................        45.3%      40.2%
    Commercial automobile..............................        57.7%      58.4%
  Pure loss ratios of subsidiaries in other states.....        66.0%      64.9%

  Massachusetts private passenger automobile
   exposures written...................................     213,623    206,855

  Massachusetts private passenger automobile direct
    premiums written...................................   $ 209,966  $ 206,063

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and Other Information)
(continued)


12.  Disclosure of Supplemental Information (continued):

OTHER EARNINGS STATEMENT INFORMATION:
                                                               Six Months Ended
                                                                   June 30,
                                                                2001      2000
  Premiums earned by Massachusetts subsidiaries
    Private passenger automobile.........................   $ 416,074  $ 379,249
    Homeowners...........................................       9,312      8,489
    Commercial automobile................................      23,606     18,762
    Other lines..........................................       1,627      1,826
  Premiums earned by subsidiaries in other states........      57,677     51,761
         Total...........................................   $ 508,296  $ 460,087

  Net investment income, after tax.......................   $  40,754  $  38,931

  Pure loss ratios of Massachusetts subsidiaries
    Private passenger automobile.........................        65.6%      68.3%
    Homeowners (gross of reinsurance)....................        51.1%      43.5%
    Commercial automobile................................        65.7%      61.8%
  Pure loss ratios of subsidiaries in other states.......        65.6%      62.4%

  Massachusetts private passenger automobile
   exposures written.....................................     509,619    486,303

  Massachusetts private passenger automobile direct
    premiums written.....................................   $ 466,756  $ 454,854

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


13.  Closed-end Preferred Stock Mutual Funds

     The following table reflects the shares held, percentage of ownership, carrying value at equity, book value, market value, and value of shares at net asset value, by fund for the six months ended June 30, 2001 and the year ended December 31, 2000:

(Dollars in Thousands, Except Share Amounts)

                                     At June 30, 2001

                Fund                    Carrying                Quoted      Value of
   Fund        Shares       % of          Value       Book      Market    Shares at Net
Symbol (1)      Held      Ownership     at Equity     Value     Value      Asset Value
   PGD       2,086,900      25.0%       $ 26,324    $ 22,257  $ 26,295      $ 29,091
   PPF       2,365,200      32.6%         29,331      26,192    28,737        30,866
   PDF       4,638,800      31.0%         45,422      41,966    42,120        46,620
   PDT       4,962,200      33.1%         59,781      53,542    54,584        61,630
   DIV       3,435,000      34.7%         50,606      47,576    50,838        52,762
   PFD       2,981,500      30.3%         41,575      44,803    40,549        41,622
   PFO       4,040,643      36.2%         44,514      48,812    43,114        44,811
     Total                              $297,553    $285,148  $286,237      $307,402


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


13.  Closed-end Preferred Stock Mutual Funds (continued)

     On May 22, 2001 a settlement of the lawsuit the Company initiated with the PDI Trustees was reached. Under the settlement, the Company's share in PDI was liquidated and the Company received the proportional shares of preferred stocks and cash that made up the fund. This preferred stock along with the Company's proportional share of cash were placed in a newly created Trust called LIQ Special Trust, ("the Trust"). The Trust was created by, and as a wholly-owned subsidiary of, PDI. The Trust was conveyed to the Company as part of the settlement. The initial value of the Trust was $54,836 which was made up of $51,891 in preferred stocks and $2,945 in cash. The Company's cost in PDI was $54,233, which resulted in a realized gain of $603. The carrying value of PDI on May 22, 2001 was $52,534. The difference between the cost and carrying value of $1,699 represented $1,513, which remained as unamortized goodwill and $186, which represented the equity in earnings for PDI for the period May 1, 2001 through May 22, 2001. These amounts were realized as gains at the time of liquidation.

     At June 30, 2001 the Trust was consolidated into the Company's financial statements and equated to a value of $55,536. The majority of the Trust's value was $52,591 in preferred stocks and $3,069 in cash and short-term investments.


14.  Earnings Per Share

     Earnings per diluted common share is based on the weighted average number of diluted common shares outstanding during each period. The Company's only potentially dilutive instruments are stock options outstanding, and dilution from these is not significant.


15.  Subsequent Events

     In late July, the Company received notice from the Massachusetts Teachers Association (MTA) that the MTA is terminating its agency relationship with the Company and has withdrawn their endorsement, effective January 1, 2002, of the personal automobile group-marketing plan made available to members of the MTA by The Commerce Insurance Company. Commerce expects that approximately $16.7 million of premiums written will not be renewed as a result of this.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Three months ended June 30, 2001 compared to three months ended June 30, 2000
(Thousands of Dollars Except Per Share Data)


Premiums

     The following table compares direct premiums written, net premiums written and earned premiums for the three months ended June 30, 2001 and 2000:

(Dollars in thousands)
                                                       Three Months Ended June 30,
                                                  2001       2000      Change    % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts........  $209,966   $206,063   $  3,903      1.9%
  Personal Automobile in all other states.....    28,924     23,873      5,051     21.2
  Commercial Automobile in Massachusetts......    14,770     10,507      4,263     40.6
  Homeowners in Massachusetts.................    18,583     16,736      1,847     11.0
  Homeowners in all other states..............     4,840      4,351        489     11.2
  Other Lines in Massachusetts................     4,477      4,080        397      9.7
  Other Lines in all other states.............       330        114        216    189.5
     Total Direct Premiums Written............  $281,890   $265,724   $ 16,166      6.1%

Net Premiums Written:
  Personal Automobile in Massachusetts........  $212,269   $206,522   $  5,747      2.8%
  Personal Automobile in all other states.....    28,911     23,856      5,055     21.2
  Commercial Automobile in Massachusetts......    16,398     10,429      5,969     57.2
  Homeowners in Massachusetts.................     5,146      4,678        468     10.0
  Homeowners in all other states..............     1,191      1,056        135     12.8
  Other lines in Massachusetts................       762      1,128       (366)   (32.4)
  Other lines in all other states.............       199         56        143    255.4
     Total Net Premiums Written...............  $264,876   $247,725   $ 17,151      6.9%

Earned Premiums:
  Personal Automobile in Massachusetts........  $191,808   $173,058   $ 18,750     10.8%
  Personal Automobile in all other states.....    28,445     24,586      3,859     15.7
  Commercial Automobile in Massachusetts......    10,192      7,772      2,420     31.1
  Homeowners in Massachusetts.................     4,675      4,177        498     11.9
  Homeowners in all other states..............     1,043        958         85      8.9
  Other Lines in Massachusetts................       530        840       (310)   (36.9)
  Other Lines in all other states.............       192         19        173    910.5
  Assumed Premiums from C.A.R.................    17,916     21,295     (3,379)   (15.9)
  Assumed Premiums from other than C.A.R......        62         75        (13)   (17.3)
     Total Earned Premiums....................  $254,863   $232,780   $ 22,083      9.5%

  Earned Premiums in Massachusetts............  $207,205   $185,847   $ 21,358     11.5
  Earned Premiums-Assumed.....................    17,978     21,370     (3,392)   (15.9)
  Earned Premiums in all other states.........    29,680     25,563      4,117     16.1
     Total Earned Premiums....................  $254,863   $232,780   $ 22,083      9.5%

     The $3,903 or 1.9% increase in Massachusetts personal automobile direct premiums written during the second quarter of 2001 resulted primarily from increases of 3.3% and 5.3% in the number of Massachusetts personal automobile exposures for liability and physical damage coverage, respectively, offset by decreases of 2.8% and 1.9% in the average written premium rate per exposure for Massachusetts personal automobile liability and physical damage exposures, respectively.

The Commerce Group, Inc. and Subsidiaries

     The average written premium per exposure percentage decreases for the second quarter of 2001 were primarily the result of rate modifications in the individual coverage components in the 2001 state mandated average rate decrease, offset by decreases in the Company's safe driver rate deviations. The combination of these factors resulted in a 1.7% decrease in the average personal automobile premium per exposure for the second quarter of 2001 as compared to an increase of 6.1% during the second quarter of 2000. Despite the 2001 state mandated average rate decrease of 8.3%, the Company's smaller decrease in the average personal automobile premium per exposure was primarily due to the above noted changes coupled with the fact that the rate decision does not anticipate purchases of new automobiles in the year in which the rate decision applies and the Company's mix of personal automobile business differs from that of the industry.

     The accompanying table depicts the AAA Affinity Group Discount, SDIP Deviations and their combined reduction from Massachusetts average mandated rates:

AAA Affinity Group Discount and SDIP Deviations*                     2001           2000
AAA Affinity Group Discount.....................................        6%             6%
SDIP Step 9 Deviation...........................................        2%             6%
SDIP Step 10 Deviation..........................................        0%             2%

Combined AAA Affinity Group Discount and Step 9 Deviation.......      7.9%          11.6%
Combined AAA Affinity Group Discount and Step 10 Deviation......      6.0%           7.9%

* For policies with effective dates as of January 1, 2001 and 2000 or thereafter, respectively.

     Other states personal automobile direct premiums written increased $5,051 or 21.2% during the second quarter of 2001 as compared to the same period in 2000, however an overall depressed rate environment resulted in diminished underwriting profits. The Company is in the process of evaluating a number of its other than Massachusetts state rating structures, has filed for increases in several states and will seek additional rate increases where appropriate. Personal automobile direct premiums written by American Commerce Insurance Company ("American Commerce"), located in Columbus, Ohio, for the second quarter of 2001 increased $1,309 or 7.2% to $19,512 as compared to $18,203 for the same period a year ago, due primarily to book rollovers of business from existing agents. Personal automobile direct premiums written for Commerce West Insurance Company ("Commerce West"), located in Pleasanton, California,
increased $3,742 or	 66.0% to $9,412 during the second quarter of 2001 as
compared to $5,670 during the same period a year ago. Both American Commerce and Commerce West write predominantly personal automobile insurance. American Commerce writes personal automobile insurance in 23 states while Commerce West writes personal automobile insurance in the states of California and Oregon. Both companies target preferred insurance risks, however Commerce West has recently initiated a non-standard auto product, which is the primary reason for their growth.

     Direct premiums written for Massachusetts commercial automobile insurance increased by $4,263 or 40.6%, due primarily to an increase of approximately 9.3% in the number of policies written and a 25.6% increase in the average commercial automobile premium per policy. The increase in premium per policy was attributable to a hardening of the commercial automobile market, primarily in larger commercial accounts. The Company continued to experience a significant increase in accounts with premiums in excess of $50. In addition, rates for other voluntary commercial automobile policies have increased moderately combined with an approximate 10% increase in rates for policies written through Commonwealth Automobile Reinsurers ("C.A.R."). The increased business was attributable to the Company's initiative to expand writings.

The Commerce Group, Inc. and Subsidiaries

     Direct premiums written for Massachusetts homeowners insurance increased by $1,847 or 11.0% due primarily to a 6.0% increase in the number of policies written coupled with a 5.0% increase in the average premium per policy. The increase in business was primarily due to additional business from former Trust agents and business formerly written by New England Fidelity Insurance Company, which was declared insolvent in 2000. Other states homeowners insurance written by American Commerce increased $489 or 11.2% to $4,840, due primarily to book rollovers of business from existing agents.

     The $17,151 or 6.9% increase in net premiums written was primarily due to the growth in direct premiums written as described above and by an increase of premiums assumed from the Commonwealth Automobile Reinsurers ("C.A.R.")
coupled with a slight decrease in premiums ceded to C.A.R. offset by an
increase to premiums ceded	 to reinsurers other than C.A.R. Premiums ceded to
reinsurers other than C.A.R., during the second quarter of 2001, increased
$2,059 or 11.1% as compared to the second quarter of 2000 primarily as a result of the effect from the 75% quota share treaty on the increased business in homeowners previously mentioned. Of the $17,151 increase in net premiums written, $11,818 was associated with Massachusetts business, $3,887 was attributable to increased writings for Commerce West due to the increase in non-standard business previously mentioned, with the remainder attributable to American Commerce.

     The $22,083 or 9.5% increase in total earned premiums during the second quarter of 2001 as compared to the second quarter of 2000 was primarily attributable to increases in Massachusetts personal automobile liability and physical damage exposures, coupled with an increase in earned premium per exposure. The increase in earned premium per exposure occurs (versus a decrease in written premium per exposure) because of the time lag it takes to earn the premium once it is written. This primarily related to an increase in written premium in the third and fourth quarter of last year. This resulted in an $18,750 or 10.8% increase for Massachusetts personal automobile earned premiums.

Investment Income

     Net investment income is affected primarily by the composition of the Company's investment portfolio. The following table summarizes the composition of the Company's investment portfolio, at cost, at June 30, 2001 and 2000 (the Company's investment portfolio, at market and equity is shown in the table found on page 26):

Investments, at cost                                       June 30,
(Dollars in thousands)                                      % of                  % of
                                                 2001      Invest.     2000      Invest.
   Fixed maturities (GNMA & FNMA mortgage-
     backed bonds, corporate bonds, U.S.
     Treasury bonds and notes and tax-
     exempt state and municipal bonds)......  $  638,457    44.2%   $  648,794     47.3%

   Preferred stocks.........................     270,224    18.7       230,378     16.8
   Common stocks............................      87,703     6.1        81,542      6.0
   Closed-end preferred stock mutual funds..     285,148    19.7       311,518     22.7

   Mortgages and collateral loans (net of
     allowance for possible loan losses)....      46,937     3.2        74,104      5.4
   Cash and short-term investments..........      92,840     6.4         3,194      0.2
   Other investments........................      24,818     1.7        22,434      1.6
       Total investments....................  $1,446,127   100.0%   $1,371,964    100.0%

     The Company's investment strategy is to maximize after-tax investment income through investing in high quality securities coupled with acquiring equity investments, which may forgo current investment yield in favor of potential higher yielding capital appreciation in the future.

The Commerce Group, Inc. and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

     As depicted in the accompanying table, second quarter 2001 net investment income increased $1,387 or 5.8%, compared to the same period in 2000, principally as a result of an increase in average invested assets (at cost), offset by a slight decrease in yield. The decrease in yield is primarily due to lower short-term yields and higher yielding securities being called while the Company maintains a short (liquid) position. The Company continues to monitor interest rates on long-term securities and intends to maintain its short position until such time as the Company believes long-term rates have appropriately firmed. Net investment income as a percentage of total average investments was 6.8% in the second quarter of 2001 compared to 7.0% for the same period in 2000. Net investment income after tax as a percentage of total average investments was 5.5% and 5.8% in the second quarter of 2001 and 2000, respectively.

Investment Return                                     Quarter Ending June 30,
(Dollars in thousands)                              2001                  2000
   Average month-end investments (at cost)...   $1,495,471            $1,375,137
   Net investment income.....................       25,441                24,056
   Net investment income after-tax...........       20,519                19,967
   Net investment income as a percentage
     of average net investments (at cost)....          6.8%                  7.0%
   Net investment income after-tax as a
     percentage of average net
     investments (at cost)...................          5.5%                  5.8%

Amortization of Excess of Book Value of Subsidiary Interest over Cost

     As a result of the acquisition of American Commerce, the amount representing the excess of the fair value of the net assets acquired over the purchase price at January 29, 2000 was $16,947. The amount is being amortized into revenue on a straight-line basis over a five-year period. The amount amortized into revenue was $847 and $848 for the second quarter of 2001 and 2000, respectively.

Investment Gains and Losses

     Net realized investment gains totaled $3,857 during the second quarter of 2001 as compared to net realized investment losses of $10,167 during the same period in 2000. Of the net realized gains during the second quarter of 2001, $1,562 in realized losses was recognized as a result of the Company's investments in certain venture capital fund limited partnerships. In 2001, the Company began to account for these investments on an equity basis. The equity in the operating results of these funds has been reflected in realized losses. Prior to this change, the operating results were not material and were therefore reflected in accumulated comprehensive income and loss.

     Also during the second quarter of 2001, the undistributed operating results of closed-end preferred stock mutual funds have been reflected in realized gains and losses. Prior period results, previously reflected in investment income, have been reclassified to realized gains and losses to conform with current period presentation. During the second quarter of 2001 and 2000, the Company reflected realized gains and losses of $5,984 and $9,781, respectively, as a result of this change.

     Net realized gains and losses by category for the quarter ended June 30, are as follows:

<caption
                                                     June 30,          June 30,
                                                       2001              2000
Closed-end preferred stock mutual funds..........    $  5,984          $ (9,781)
Venture capital fund investments.................      (1,562)              460
Bonds............................................         374            (1,428)
Common and preferred stocks......................        (989)               (8)
Other............................................         140	               590
     Net realized investment gains (losses)......    $  3,857          $(10,167)

The Commerce Group, Inc. and Subsidiaries

Loss and Loss Adjustment Expenses

     Losses and loss adjustment expenses ("LAE") incurred increased $7,702 or 4.3% during the second quarter of 2001 as compared to the same period a year ago. Massachusetts operations experienced improved underwriting results primarily due to lower bodily injury losses and lower Massachusetts residual market losses. These improvements were offset by increased losses in the homeowners property business and in personal automobile physical damage due to more adverse weather conditions compared to last year. Losses and LAE incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") decreased to 73.5% for the second quarter of 2001 compared to 77.7% for the second quarter of 2000. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on Massachusetts personal automobile was 64.5% for the second quarter of 2001 compared to 68.2% for the same period a year ago. In addition to the information noted above, the pure loss ratio decreased due to an increase of 2.2% in earned premium per earned exposure. The commercial automobile pure loss ratio decreased to 57.7% during the second quarter of 2001 as compared to 58.4% for the same period a year ago. For Massachusetts homeowners (gross of reinsurance), the pure loss ratio was 45.3% during the second quarter of 2001 as compared to 40.2% for the same period a year ago. This increase was primarily the result of more claims for Massachusetts homeowner business due to worse weather conditions during the second quarter of 2001. Pure loss ratios of subsidiaries in other states increased to 66.0% during the second quarter of 2001 as compared to 64.9% for the same period a year ago. This increase was due primarily to increases in personal automobile physical damage claims. The loss ratio (on a statutory basis) for Commerce West and American Commerce was 88.9% and 78.6%, respectively, for the second quarter of 2001, compared to 75.9% and 93.3%, respectively, for the second quarter of 2000. The increase in the loss ratio for Commerce West was primarily attributable to a substantial increase in non-standard automobile writings with loss ratios that are significantly higher than their regular business. The decrease in the loss ratio for American Commerce was primarily due to pension expense in 2000 from the termination of their pension plan affecting only the statutory loss ratio.

Policy Acquisition Costs

     Policy acquisition costs expensed increased by $8,082 or 14.1% during the second quarter of 2001 as compared to the same period a year ago. As a percentage of net premiums written, underwriting expenses for the insurance companies (on statutory basis) increased to 24.8% for the second quarter of 2001 as compared to 23.7% for the same period a year ago. The increase, as compared to the same period a year ago, was primarily attributable to slightly higher direct commission expense for Massachusetts mandated minimum commissions coupled with higher contingent commission accruals. The underwriting expense ratio (on a statutory basis) for Commerce West and American Commerce was 32.6% and 30.8%, respectively, for the second quarter of 2001, compared to 35.1% and 29.5%, respectively, for the same period a year ago. The decrease in the Commerce West ratio was primarily a function of premium writings increasing at a faster pace than expenses.

Income Taxes

     The Company's effective tax rate was 21.5% for the second quarter of 2001 as compared to (4.0%) for the same period a year ago. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends received deduction. The higher effective tax rate for the second quarter of 2001 was the result of realized investment gains in the second quarter as compared to realized investment losses in the prior year second quarter, coupled with the tax-exempt interest and the dividends received deduction comprising a lesser portion of earnings before taxes. The second quarter 2000 tax rate was primarily impacted by net realized investment losses from preferred stock mutual funds coupled with higher underwriting losses.

The Commerce Group, Inc. and Subsidiaries

Minority Interest

     As a result of the joint venture with AAA Southern New England ("AAA SNE") and the acquisition of American Commerce, the Company's interest in ACIC Holding Co., Inc., through Commerce, a wholly owned subsidiary of Commerce Holdings, Inc. ("Commerce Holdings"), is represented by ownership of 80% of the outstanding shares of ACIC Holding Co., Inc. common stock at June 30, 2001. AAA SNE maintains a 20% common stock ownership. The minority interest in net loss of subsidiary of $14 included in these consolidated financial statements for the second quarter of 2001 represents 20% of the net loss during the second quarter for ACIC Holding Co., Inc. which is calculated after the $2,428 preferred stock dividend paid to Commerce. This compares to the minority interest in net losses of subsidiary of $440 after $2,250 in preferred stock dividend paid to Commerce in the second quarter of 2000.


Net Earnings

     Net earnings increased $13,554 or 92.5% to $28,200 during the second quarter of 2001 as compared to $14,646 for the same period a year ago. Operating earnings, which exclude the after-tax impact of net realized investment gains, increased $6,201 or 30.4% to $26,580 ($0.79 per share) during the second quarter of 2001 as compared to $20,379 ($0.59 per share) for the same period a year ago, both as a result of the factors previously mentioned.

The Commerce Group, Inc. and Subsidiaries

Six months ended June 30, 2001 compared to six months ended June 30, 2000
(Thousands of Dollars Except Per Share Data)

Premiums

     The following table compares direct premiums written, net premiums written and earned premiums for the six months ended June 30, 2001 and 2000:

(Dollars in thousands)

                                                          Six Months Ended June 30,
                                                  2001       2000      Change    % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts.......   $466,756   $454,854   $ 11,902      2.6%
  Personal Automobile in all other states....     60,623     50,442     10,181     20.2
  Commercial Automobile in Massachusetts.....     30,069     22,321      7,748     34.7
  Homeowners in Massachusetts................     32,143     28,944      3,199     11.1
  Homeowners in all other states.............      8,836      7,970        866     10.9
  Other Lines in Massachusetts...............      8,398      7,422        976     13.2
  Other Lines in all other states............        663        227        436    192.1
     Total Direct Premiums Written...........   $607,488   $572,180   $ 35,308      6.2%

Net Premiums Written:
  Personal Automobile in Massachusetts.......   $469,234   $460,172   $  9,062      2.0%
  Personal Automobile in all other states....     60,594     50,715      9,879     19.5
  Commercial Automobile in Massachusetts.....     30,702     22,203      8,499     38.3
  Homeowners in Massachusetts................      9,090      8,216        874     10.6
  Homeowners in all other states.............      2,172     (3,721)     5,893   (158.4)
  Other lines in Massachusetts...............      1,848      2,060       (212)   (10.3)
  Other lines in all other states............        408         14        394   2814.3
     Total Net Premiums Written..............   $574,048   $539,659   $ 34,389      6.4%

Earned Premiums:
  Personal Automobile in Massachusetts.......   $383,776   $341,409   $ 42,367     12.4%
  Personal Automobile in all other states....     55,339     49,548      5,791     11.7
  Commercial Automobile in Massachusetts.....     19,634     15,220      4,414     29.0
  Homeowners in Massachusetts................      9,312      8,489        823      9.7
  Homeowners in all other states.............      2,050      2,172       (122)    (5.6)
  Other Lines in Massachusetts...............      1,485      1,682       (197)   (11.7)
  Other Lines in all other states............        288         41        247    602.4
  Assumed Premiums from C.A.R................     36,270     41,382     (5,112)   (12.4)
  Assumed Premiums from other than C.A.R.....        142        144         (2)    (1.4)
     Total Earned Premiums...................   $508,296   $460,087   $ 48,209     10.5%

  Earned Premiums in Massachusetts...........   $414,207   $366,800   $ 47,407     12.9
  Earned Premiums-Assumed....................     36,412     41,526     (5,114)   (12.3)
  Earned Premiums in all other states........     57,677     51,761      5,916     11.4
     Total Earned Premiums...................   $508,296   $460,087   $ 48,209     10.5%

The Commerce Group, Inc. and Subsidiaries

     The $11,902 or 2.6% increase in Massachusetts personal automobile direct premiums written during the first six months of 2001 resulted primarily from increases of 4.8% and 6.3% in the number of Massachusetts personal automobile exposures for liability and physical damage coverage, respectively, offset by decreases of 2.7% and 2.8% in the average written premium rate per exposure for Massachusetts personal automobile liability and physical damage exposures, respectively.

     The average written premium per exposure percentage decreases for the first six months of 2001 were primarily the result of rate modifications in the individual coverage components in the 2001 state mandated average rate decrease, offset by decreases in the Company's safe driver rate deviations. The combination of these factors resulted in a 2.7% decrease in the average personal automobile premium per exposure for the first six months of 2001 as compared to an increase of 6.0% during the first six months of 2000. Despite the 2001 state mandated average rate decrease of 8.3%, the Company's smaller decrease in the average personal automobile premium per exposure was primarily due to the above noted changes coupled with the fact that the rate decision does not anticipate purchases of new automobiles in the year in which the rate decision applies and the Company's mix of personal automobile business differs from that of the industry.

     The accompanying table depicts the AAA Affinity Group Discount, SDIP Deviations and their combined reduction from Massachusetts average mandated rates:

AAA Affinity Group Discount and SDIP Deviation*                       2001           2000
AAA Affinity Group Discount.....................................        6%             6%
SDIP Step 9 Deviation...........................................        2%             6%
SDIP Step 10 Deviation..........................................        0%             2%

Combined AAA Affinity Group Discount and Step 9 Deviation.......      7.9%          11.6%
Combined AAA Affinity Group Discount and Step 10 Deviation......      6.0%           7.9%

* For policies with effective dates as of January 1, 2001 and 2000 or thereafter, respectively.


     Other states personal automobile direct premiums written increased $10,181 or 20.2% during the first six months of 2001 as compared to the same period in 2000, however, an overall depressed rate environment resulted in diminished underwriting profits. The Company is in the process of evaluating a number of its other than Massachusetts state rating structures, has filed for increases in several states and will seek additional rate increases where appropriate. Personal automobile direct premiums written by American Commerce Insurance Company ("American Commerce"), located in Columbus, Ohio, for the first six months of 2001 increased $2,720 or 7.1% to $41,161 as compared to $38,441 for the same period a year ago due primarily to book rollovers of business from existing agents. Personal automobile direct premiums written for Commerce West Insurance Company ("Commerce West"), located in Pleasanton, California, increased $7,461 or 65.1% to $19,462 during the first six months of 2001 as compared to $12,001 during the same period a year ago. Both American Commerce and Commerce West write predominantly personal automobile insurance. American Commerce writes personal automobile insurance in 23 states while Commerce West writes personal automobile insurance in the states of California and Oregon. Both companies target preferred insurance risks, however Commerce West has recently initiated a non-standard auto product, which is the primary reason for their growth.

The Commerce Group, Inc. and Subsidiaries

     Direct premiums written for Massachusetts commercial automobile insurance increased by $7,748 or 34.7%, due primarily to an increase of approximately 7.2% in the number of policies written and by a 25.6% increase in the average commercial automobile premium per policy. The increase in premium per policy was attributable to a hardening of the commercial automobile market, primarily in larger commercial accounts. The Company experienced a significant increase in accounts with premiums in excess of $50. In addition, rates for other voluntary commercial automobile policies have increased moderately combined with an approximate 10% increase in rates for policies written through Commonwealth Automobile Reinsurers ("C.A.R."). The increased business was attributable to the Company's initiative to expand writings.

     Direct premiums written for Massachusetts homeowners insurance increased by $3,199 or 11.1% due primarily to a 7.0% increase in the number of policies written coupled with a 3.9% increase in the average premium per policy. The increase in business was primarily due to additional business from former Trust agents and business formerly written by New England Fidelity Insurance Company, which was declared insolvent in 2000. Other states homeowners insurance written by American Commerce increased $866 or 10.9% to $8,836 due primarily to book rollovers of business from existing agents.

     The $34,389 or 6.4% increase in net premiums written was primarily due to the growth in direct premiums written as described above and by a decrease in premiums ceded to the Commonwealth Automobile Reinsurers ("C.A.R.") coupled with a decrease to premiums ceded to reinsurers other than C.A.R. offset by a decrease of premiums assumed from C.A.R. Premiums ceded to reinsurers other than C.A.R., during the first six months of 2001, decreased $1,157 or 3.0% as compared to the first six months of 2000 primarily as a result of American Commerce joining the quota-share reinsurance program effective January 1, 2000. An unearned premium transfer of $6,033 occurred effective January 1, 2000. Of the $34,389 increase in net premiums written, $18,223 was associated with Massachusetts business, and $7,749 was attributable to increased writings for Commerce West due to the increase in non-standard business previously mentioned. The balance of the increase was primarily attributable to American Commerce's unearned premium transfer mentioned earlier.

     The $48,209 or 10.5% increase in total earned premiums during the first six months of 2001 as compared to the first six months of 2000 was primarily attributable to increases in Massachusetts personal automobile liability and physical damage exposures, coupled with an increase in earned premium per exposure. The increase in earned premium per exposure occurs (versus a decrease in written premium per exposure) because of the time lag it takes to earn the premium once it is written. Overall, this resulted in a $42,367 or 12.4% increase for Massachusetts personal automobile earned premium.

The Commerce Group, Inc. and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Investment Income

     Net investment income is affected primarily by the composition of the Company's investment portfolio. The following table summarizes the composition of the Company's investment portfolio, at cost, at June 30, 2001 and 2000 (the Company's investment portfolio, at market and equity is shown in
the table found on page 	26):

Investments, at cost                                       June 30,
(Dollars in thousands)                                      % of                  % of
                                                 2001      Invest.     2000      Invest.
   Fixed maturities (GNMA & FNMA mortgage-
     backed bonds, corporate bonds, U.S.
     Treasury bonds and notes and tax-
     exempt state and municipal bonds).....   $  638,457    44.2%   $  648,794    47.3%

   Preferred stocks........................      270,224    18.7       230,378    16.8
   Common stocks...........................       87,703     6.1        81,542     6.0
   Closed-end preferred stock mutual funds       285,148    19.7       311,518    22.7

   Mortgages and collateral loans (net of
     allowance for possible loan losses)...       46,937     3.2        74,104     5.4
   Cash and short-term investments.........       92,840     6.4         3,194     0.2
   Other investments.......................       24,818     1.7        22,434     1.6
       Total investments...................   $1,446,127   100.0%   $1,371,967   100.0%

     The Company's investment strategy is to maximize after-tax investment income through high quality securities coupled with acquiring equity investments, which may forgo current investment yield in favor of potential higher yielding capital appreciation in the future.

     As depicted in the accompanying table, six month 2001 net investment income increased $3,591 or 7.7%, compared to the same period in 2000, principally as a result of an increase in average invested assets (at cost), offset by a slight decrease in yield. The decrease in yield is primarily due to lower short-term yields and higher yielding securities being called while the Company maintains a short (liquid) position. The Company continues to monitor interest rates on long-term securities and intends to maintain its short position until such time as the Company believes long-term rates have appropriately firmed. Net investment income as a percentage of total average investments was 6.7% in 2001 compared to 6.9% for the first six months of 2000. Net investment income after tax as a percentage of total average investments was 5.4% and 5.7% for the first six months of 2001 and 2000, respectively.

Investment Return                                           At June 30,
(Dollars in thousands)                              2001                  2000
   <s>                                          <c>                   >c>
   Average month-end investments (at cost)...   $1,499,429            $1,366,859
   Net investment income.....................       50,479                46,888
   Net investment income after-tax...........       40,754                38,931
   Net investment income as a percentage
     of average net investments (at cost)....          6.7%                  6.9%
   Net investment income after-tax as a
     percentage of average net
     investments (at cost)...................          5.4%                  5.7%

Amortization of Excess of Book Value of Subsidiary Interest over Cost

     As a result of the acquisition of American Commerce, the amount representing the excess of the fair value of the net assets acquired over the purchase price at January 29, 2000 was $16,947. The amount is being amortized into revenue on a straight-line basis over a five-year period. The amount amortized into revenue in 2001 and 2000 was $1,694 and $1,695, respectively.

The Commerce Group, Inc. and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Investment Gains and Losses

     Net realized investment losses totaled $6,341 during the first six months of 2001 as compared to $3,047 during the same period in 2000. Of the net realized losses during 2001, $8,016 was a result of the Company's investments in certain venture capital fund limited partnerships. These venture capital funds primarily provide seed capital for start-up companies with emerging high technology initiatives in the financial services industry. In 2001, the Company began to account for these investments on an equity basis. The equity in the operating results of these funds have been reflected in realized losses. Prior to this change, the operating results were not material and were therefore reflected in accumulated comprehensive income and loss.

     Also during 2001, the undistributed operating results of closed-end preferred stock mutual funds have been reflected in realized gains and losses. Prior period results, previously reflected in investment income, have been reclassified to realized gains and losses to conform with current period presentation. During the first six months of 2001 and 2000, the Company reflected realized gains and losses of $2,653 and $3,377, respectively, as a result of this change.

     Net realized gains and losses by category as of June 30, are as follows:

                                                      June 30,         June 30,
                                                        2001  	           2000
Closed-end preferred stock mutual funds............   $  2,653         $ (3,377)
Venture capital fund investments...................     (8,016)             460
Bonds..............................................        108           (1,685)
Common and preferred stocks........................     (1,038)             755
Other..............................................        (48)             800
     Net realized investment losses................   $ (6,341)        $ (3,047)

Loss and Loss Adjustment Expenses

     Losses and loss adjustment expenses ("LAE") incurred increased $30,651 or 8.7% during the first six months of 2001 as compared to the same period a year ago. Massachusetts operations experienced improved underwriting results primarily due to lower bodily injury losses and lower Massachusetts residual market losses. These improvements were offset by increased losses in the homeowners property business and in personal automobile physical damage due to more severe weather conditions compared to last year. Losses and LAE incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") decreased to 75.3% for the first six months of 2001 compared to 76.8% for the first six months of 2000. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on Massachusetts personal automobile was 65.6% for the first six months of 2001 compared to 68.3% for the same period a year ago. In addition to the information noted above, the pure loss ratio decreased due to an increase of 3.2% in earned premium per earned exposure. The commercial automobile pure loss ratio increased to 65.7% during the first six months of 2001 as compared to 61.8% for the same period a year ago. This increase was primarily due to higher physical damage losses coupled with worse experience in the business assumed from C.A.R. during this period. For Massachusetts homeowners (gross of reinsurance), the pure loss ratio was 51.1% during the first six months of 2001 as compared to 43.5% for the same period a year ago. This increase was primarily the result of more claims for Massachusetts homeowner business due to unfavorable weather conditions during the first six months of 2001. Pure loss ratios of subsidiaries in other states increased to 65.6% during the first six months of 2001 as compared to 62.4% for the same period a year ago. This increase was due primarily to increases in personal automobile physical damage claims. The loss ratio (on a statutory basis) for Commerce West and American Commerce was 84.2% and 80.1%, respectively, for the first six months of 2001, compared to 69.0% and 84.5%, respectively, for the first six months of 2000. The increase in the loss ratio for Commerce West was primarily attributable to a substantial increase in non-standard automobile writings with loss ratios that are significantly higher than their regular business.

The Commerce Group, Inc. and Subsidiaries

Policy Acquisition Costs

     Policy acquisition costs expensed increased by $11,009 or 9.5% during the first six months of 2001 as compared to the same period a year ago. As a percentage of net premiums written, underwriting expenses for the insurance companies (on statutory basis) increased to 23.8% for the first six months of 2001 as compared to 23.1% for the same period a year ago. The increase, as compared to the same period a year ago, was primarily attributable to slightly higher direct commission expense for Massachusetts mandated minimum commissions coupled with higher contingent commission accruals. The underwriting expense ratio (on a statutory basis) for Commerce West and American Commerce was 31.6% and 29.3%, respectively, for the first six months of 2001, compared to 36.0% and 28.5%, respectively, for the same period a year ago.

Income Taxes

     The Company's effective tax rate was 19.4% for the first six months of 2001 as compared to 10.1% for the same period a year ago. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends received deduction. The higher effective tax rate for the first six months of 2001 was the result of realized investment gains in the current year as compared to realized investment losses in the prior year, coupled with the tax-exempt interest and the dividends received deduction comprising a lesser portion of earnings before taxes. The 2000 tax rate was primarily impacted by net realized investment losses from preferred stock mutual funds coupled with higher underwriting losses.

Minority Interest

     As a result of the joint venture with AAA Southern New England ("AAA SNE") and the acquisition of American Commerce, the Company's interest in ACIC Holding Co., Inc., through Commerce, a wholly owned subsidiary of Commerce Holdings, Inc. ("Commerce Holdings"), is represented by ownership of 80% of the outstanding shares of ACIC Holding Co., Inc. common stock at June 30, 2001. AAA SNE maintains a 20% common stock ownership. The minority interest in net loss of subsidiary of $237 included in these consolidated financial statements for the first six months of 2001 represents 20% of the net loss during the first six months for ACIC Holding Co., Inc. which is calculated after the $4,856 preferred stock dividend paid to Commerce. This compares to the minority interest in net losses of subsidiary of $222 after $4,500 in preferred stock dividend paid to Commerce in the first six months of 2000.


Net Earnings

     Net earnings increased $2,212 or 5.4% to $42,822 during the first six months of 2001 as compared to $40,610 for the same period a year ago. Operating earnings, which exclude the after-tax impact of net realized investment gains, increased $6,023, or 14.7% to $47,060 ($1.39 per share) during the first six months of 2001 as compared to $41,037 ($1.20 per share) for the same period a year ago, both as a result of the factors previously mentioned.

The Commerce Group, Inc. and Subsidiaries

Liquidity and Capital Resources

     The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page 3 and the Consolidated Statements of Cash Flows on pages 5 and 6. Stockholders' equity increased by $28,613 during the first six months of 2001 as compared to December 31, 2000. The increase resulted from $42,822 in net earnings coupled with changes in other comprehensive income, net of income tax benefits, on fixed maturities and preferred and common stocks of $5,705, offset by dividends paid to stockholders of $19,914. Total assets at June 30, 2001 increased $70,077 or 3.4% to $2,145,691 as compared to total assets of $2,075,614 at December 31, 2000. This growth is reflected in an increase of $45,987 or 19.9% in premiums receivable, a $9,357 or 8.4 % increase in deferred policy acquisition costs, a $5,213 or 8.5% increase in receivable from reinsurers a $4,816 or 0.3% increase to invested assets, at market value and equity, and by a $4,704 or 2.4% increase in all other assets combined. The increase to premiums receivable is attributable to increased Massachusetts business coupled with the seasonality of the policy effective dates of the Company's business.

     The Company's investment portfolio, at market and equity, is shown below as of June 30, 2001 and December 31, 2000 (for investments, at cost, refer to the table found on pages 16 and 23):

                                                     June 30,           December 31,
Investments, at market and equity                          % of                  % of
(Dollars in thousands)                           2001      Invest.     2000      Invest.
   Fixed maturities (GNMA & FNMA mortgage-
     backed bonds Corporate bonds, U.S.
     Treasury bonds and notes Tax-
     exempt state and municipal bonds)....    $  647,067    43.8%   $  669,935    45.5%

   Preferred stocks.......................       259,214    17.6       200,083    13.6
   Common stocks..........................       116,953     7.9       115,827     7.9
   Equity in closed-end
     preferred stock mutual funds.........       297,553    20.1       337,733    22.9

   Mortgages and collateral loans (net of
     allowance for possible loan losses)..        46,937     3.2        51,661     3.5
   Cash and cash equivalents..............        92,840     6.3        70,521     4.8
   Other investments......................        16,814     1.1        26,802     1.8
       Total investments..................    $1,477,378   100.0%   $1,472,562   100.0%

     The Company's fixed maturity portfolio is comprised of GNMAs and FNMA mortgage backed bonds (8.8%), municipal bonds (69.8%), corporate bonds (20.9%) and U.S. Treasury bonds (0.5%). As of June 30, 2001, the market value of the Company's fixed maturity portfolio exceeded its book value by $8,610 ($5,592 after taxes, or $0.17 per share). The cost of the Company's preferred stocks exceeded market value by $11,010 ($7,157 after taxes, or $0.21 per share). The market value of the Company's common stocks exceeded cost by $29,250 ($19,013 after taxes, or $0.56 per share).

The Commerce Group, Inc. and Subsidiaries

     Preferred stocks increased $59,131 or 29.6% and common stocks increased $1,126 or 1.0%, during the first six months of 2001. Preferred stock mutual funds at equity, decreased $40,180 or 11.9% during the first six months of 2001. The majority of the increase in preferred stocks and the corresponding decrease in preferred stock mutual funds were primarily the result of the newly created Trust offset by the PDI liquidation, mentioned, previously. Other invested assets at equity, primarily comprised of the Conning Limited Partnership, decreased $9,988 or 37.3% during the first six months of 2001. The Company's strategy continues to focus on maximizing after-tax investment income through investing in high quality securities coupled with acquiring equity investments, which may forego current investment yield in favor of potential higher yielding capital appreciation in the future.
     The Company's liabilities totaled $1,334,547 at June 30, 2001 as compared to $1,292,665 at December 31, 2000. The $41,882 or 3.2% increase was comprised of an increase of $67,084 or 12.9% in unearned premiums, offset by a decrease of $12,112 or 34.3% in contingent commissions accrued, a decrease of $10,415 or 74.5% in current income taxes and a decrease of $1,356 or 16.1% in excess of book value of subsidiary interest over cost. The significant increase to the Company's unearned premiums was attributable to the increased business in the latter part of 2000 and the first six months of 2001, coupled with seasonality of the policy effective dates of the Company's business.
     Liabilities for unpaid losses and loss adjustment expenses at June 30, 2001 and December 31, 2000 consist of:

                                                            June 30,      December 31,
                                                               2001          2000
Net voluntary unpaid losses and LAE reserves.............   $557,829       $544,585
Voluntary salvage and subrogation recoverable............    (75,662)       (65,505)
Assumed unpaid loss and LAE reserves from C.A.R..........    119,979        127,631
Assumed salvage and subrogation recoverable from C.A.R...    (20,844)       (20,844)
 Total voluntary and assumed unpaid loss and LAE reserves    581,302        585,867
Adjustment for ceded unpaid loss and LAE reserves........    101,932         97,273
Adjustment for ceded salvage and subrogation recoverable.     (9,000)        (9,000)
 Total unpaid loss and LAE reserves......................   $674,234       $674,140

     The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments as reflected in the Consolidated Statements of Cash Flows on pages 5 and 6.

     The Company's operating activities provided cash of $25,746 in the first six months of 2001, as compared to $47,291 during the same period a year ago. These cash flows were primarily impacted by the fact that while premiums collected increased $46,077 or 9.5% in the first six months of 2001, losses and LAE paid increased $51,163 or 15.0%, policy acquisition costs paid increased $16,032 or 12.0%, and federal income tax payments increased $3,784 or 16.6% in the first six months of 2001 as compared to the same period a year ago. The increase in losses and LAE paid were primarily attributable to increased business, coupled with adverse weather conditions in the first six months of 2001 as compared to the same period last year.
The increase in policy acquisition costs relates primarily to increased business. The increase in federal tax payments relates to income earned in the fourth quarter of 2000 being significantly higher than the same period in 1999. Premium finance and service fees increased 14.1% as compared to the same period a year ago, primarily as a result of increased business.

The Commerce Group, Inc. and Subsidiaries

     For the first six months of 2001 net cash flows in investing activities provided cash of $16,487, as compared to net cash flows using cash of $41,850 for the same period in 2000. The majority of the $58,337 difference was a $39,745 decrease in purchases of fixed maturities, a $25,407 decrease in the purchase of preferred stock mutual funds, a $9,836 increase from proceeds from sale of equity securities, and a $9,304 decrease in purchases of other invested assets, offset by a $23,722 decrease in proceeds from sales and maturities of fixed maturities, and a $10,040 increase in purchase of equity securities. The $2,945 increase in net cash proceeds from sale of preferred stock mutual funds was the direct result of the PDI Liquidation mentioned previously, and consisted of $54,836 for the disposal of the PDI mutual fund, offset by preferred stocks acquired of $51,891 for the newly created Trust mentioned previously.
Investing activities were funded by accumulated cash and cash provided by operating activities during 2001 and 2000.

     Cash flows used in financing activities totaled $19,914 during the first six months of 2001 compared to $24,782 during the same period a year ago. The 2001 cash flows used in financing activities consisted entirely of dividends paid to stockholders. The 2000 cash flows used in financing activities consisted of dividends paid to stockholders of $19,489 and $5,293 used to purchase 205,600 shares of Treasury Stock under the Company's stock buyback programs.

     The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. The carrying value (at market and equity) of total investments at June 30, 2001 was $1,477,378. At June 30, 2001, the Company held cash and cash equivalents of $92,840.
These funds provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company continues to monitor interest rates on long-term securities and intends to maintain its short position until such time as the Company believes long-term rates have appropriately firmed. The Company also relies upon dividends from its subsidiaries for its cash requirements. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders may, within certain limitations, pay such dividends and then file a report with the Commissioner. Dividends in excess of these limitations are called extraordinary dividends. No extraordinary dividends were paid in 2001 or 2000. Similar laws exist in California and Ohio. No extraordinary dividend was paid by American Commerce in 2001 or 2000 and no dividends were paid by Commerce West since its acquisition.

     Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns, to optimize tax planning and to realize gains. This practice will continue in the future.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's annualized statutory premiums to surplus ratio was 1.55 to
1.00 and 1.89 to 1.00 for the period ended June 30, 2001 and 2000, respectively.

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

     As part of its investing activities, the Company assumes positions in fixed maturity, stock, short-term and cash equivalents markets. The Company is, therefore, exposed to the impacts of interest rate changes in the market value of investments. For 2001, the Company's exposure to interest rate changes and equity price risk has been estimated using sensitivity analysis. The interest rate impact is defined as the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks. The equity price risk is defined as a hypothetical change of plus-or-minus 10% in the fair value of common stocks. Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. Based on the results of the sensitivity analysis at June 30, 2001 and 2000, the Company's estimated market exposure for a 200 basis point increase (decrease) in interest rates were calculated. A 200 basis point increase results in a decrease in the market value of the fixed maturities and preferred stocks of $84,833 and $91,535, respectively. A 200 basis point decrease results in an increase in the market value of the same securities of $52,310 and $48,913, respectively. The equity price risk impact at June 30, 2001, based upon a 10% increase in the fair value of common stocks and preferred stock mutual funds, would be an increase of $11,695 and $30,740 respectively. Based upon a 10% decrease, common stocks and preferred stock mutual funds would decrease $11,695 and $30,740 respectively. Long-term interest rates (30-year Treasury Bond) were 5.74% at June 30, 2001 and 5.88% at June 30, 2000. Long-term interest rates (30-year Treasury Bond) decreased to 5.46% at December 31, 2000 from 6.48% at December 31, 1999.


Stock Buyback and Dividends

     The Company did not purchase shares of Treasury Stock under the stock buyback program during the first six months of 2001. At June 30, 2001, the Company has the ability to purchase approximately
900,000 additional shares of Treasury stock under the current Board of Directors authorization.


     On June 15, 2001, the Company paid a quarterly dividend of $0.30 to stockholders of record as of June 1, 2001. The Company increased its quarterly dividend to stockholders from $0.29 to $0.30 during the second quarter of 2001.

The Commerce Group, Inc. and Subsidiaries

Recent Accounting Developments

     The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual became effective January 1, 2001 for all insurance companies. The domiciliary states of the Company's insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed certain prescribed statutory accounting practices and will result in changes to the accounting practices that the Company's insurance subsidiaries use to prepare their statutory-basis financial statements. The impact of these changes to the Company's insurance subsidiaries statutory-basis capital and surplus as of January 1, 2001 did not have a significant detrimental effect.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS" 133"), "Accounting for Certain Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. SFAS 138 amended Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The provisions of SFAS 133 require adoption for fiscal year beginning after June 15, 2000. The Company had no derivative or hedging activity in 2001, 2000, or 1999.

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

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Other intangible assets will continue to be amortized over their useful lives.

The Commerce Group, Inc. and Subsidiaries

     SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. SFAS No. 142 will be effective January 1, 2002. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 142 on earnings and financial position for the year ended December 31, 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and of indefinite lived intangible assets as of January 1, 2001 based on the guidance in SFAS 142 and has not yet determined what the effect of these tests will be, however, management believes this will not have a detrimental effect on the earnings and financial position of the Company.


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

The Commerce Group, Inc. and Subsidiaries


PART II - OTHER INFORMATION



Item 4.  RESULTS OF VOTES OF SECURITY HOLDERS


     On May 18, 2001, at the Annual Meeting of the stockholders of the Company, the number of Directors was fixed at 18 and the slate of Directors as presented in the Annual Proxy was approved. The votes as tabulated by Boston EquiServe, L.P. were as follows:

                                            Total Vote For         Total Vote Withheld
                                             Each Director          From Each Director
Herman F. Becker                              30,513,467                 520,154
Joseph A. Borski, Jr.                         30,961,355                  72,266
Eric G. Butler                                30,155,739                 877,882
Henry J. Camosse                              30,923,070                 110,551
Gerald Fels                                   27,995,131               3,038,490
David R. Grenon                               30,962,965                  70,656
Robert W. Harris                              30,961,155                  72,466
Robert S. Howland                             30,960,855                  72,766
John J. Kunkel                                30,960,855                  72,766
Raymond J. Lauring                            30,960,855                  72,766
Roger E. Lavoie                               30,251,039                 782,582
Normand R. Marois                             30,961,355                  72,266
Suryakant M. Patel                            30,961,765                  71,856
Arthur J. Remillard, Jr.                      30,664,605                 369,016
Arthur J. Remillard, III                      29,372,341               1,661,280
Regan P. Remillard                            30,958,999                  74,622
Gurbachan Singh                               30,959,626                  73,995
John W. Spillane                              30,502,867                 530,754

The Commerce Group, Inc. and Subsidiaries


PART II - OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)    Form 8-K - none filed during the second quarter of 2001.




















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



(a)    Form 8-K - none filed during the second quarter of 2001.

















SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     THE COMMERCE GROUP, INC.







                                      Randall V. Becker
                           Treasurer and Chief Accounting Officer