Form 10-Q
period 2001-09-30
COMMERCE GROUP INC /MA
filed 2001-11-13
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended September 30, 2001           Commission File Number 0-16882



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

As of November 1, 2001, the number of shares outstanding of the
Registrant's common stock (excluding Treasury Shares) was
33,390,452

The Commerce Group, Inc.


Table of Contents


                                                          Page No.

Part I - Financial Information

Consolidated Balance Sheets at
    September 30, 2001 (Unaudited) and December 31, 2000...............    3

Consolidated Statements of Earnings for the
    Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)    4

Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 2001 and 2000 (Unaudited)..........    5

Consolidated Statements of Cash Flows - Reconciliation of Net Earnings
    to Net Cash Provided by Operating Activities for the Nine Months
    Ended September 30, 2001 and 2000 (Unaudited)......................    6

Notes to Unaudited Consolidated Financial Statements...................    7

Management's Discussion and Analysis...................................   15



Part II - Other Information


Item 6
    Exhibits and Reports on Form 8-K...................................   33

Signature..............................................................   33

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)


                                                                                               September 30,  December 31,
                                                                                                   2001          2000
                                                                                               (Unaudited)
                                                ASSETS
    Investments:
      Fixed maturities, at market (cost:  $585,211 in 2001 and $665,881 in 2000).............  $  599,469     $  669,935
      Preferred stocks, at market (cost:  $259,164 in 2001 and $215,823 in 2000).............     251,905        200,083
      Common stocks, at market (cost:  $87,703 in 2001 and $87,704 in 2000)..................     104,242        115,827
      Preferred stock mutual funds, at equity (cost:  $287,942 in 2001 and $327,980 in 2000).     298,670        337,733
      Mortgage loans on real estate and collateral notes receivable (less allowance for
        possible loan losses of $740 in 2001 and $858 in 2000)...............................      42,507         51,661
      Cash and cash equivalents..............................................................     177,731         70,521
      Other investments (cost: $24,286 in 2001 and $25,475 in 2000)..........................      17,185         26,802
          Total investments..................................................................   1,491,709      1,472,562

    Accrued investment income................................................................      16,499         18,218
    Premiums receivable (less allowance for doubtful receivables of $1,526 in 2001 and
      $1,487 in 2000)........................................................................     285,204        230,580
    Deferred policy acquisition costs........................................................     120,758        111,305
    Property and equipment, net of accumulated depreciation..................................      39,937         34,823
    Residual market receivable
      Losses and loss adjustment expenses....................................................      81,374         82,450
      Unearned premiums......................................................................      47,106         44,791
    Due from reinsurers......................................................................      71,156         61,554
    Deferred income taxes....................................................................      15,470         12,041
    Receivable for investments sold..........................................................         355           -
    Non-compete agreement....................................................................       2,567          2,829
    Other assets.............................................................................       5,768          4,461

          Total assets.......................................................................  $2,177,903     $2,075,614

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
      Unpaid losses and loss adjustment expenses.............................................  $  688,180     $  674,140
      Unearned premiums......................................................................     593,544        519,885
      Current income taxes...................................................................       8,781         13,988
      Deferred income........................................................................       6,940          7,703
      Contingent commissions accrued.........................................................      27,256         35,346
      Payable for securities purchased.......................................................         581            524
      Excess of book value of subsidiary interest over cost..................................       6,398          8,431
      Other liabilities and accrued expenses.................................................      39,566         32,648

          Total liabilities..................................................................   1,371,246      1,292,665


    Minority interest........................................................................        -             1,068

    Stockholders' equity
      Preferred stock, authorized 5,000,000 shares at $1.00 par value; none issued in
        2001 and 2000........................................................................        -              -
      Common stock, authorized 100,000,000 shares at $.50 par value;
        38,000,000 shares issued in 2001 and 2000............................................      19,000         19,000
      Paid-in capital........................................................................      29,621         29,621
      Net accumulated other comprehensive income, net of income taxes of
        $8,197 in 2001 and $6,371 in 2000....................................................      15,222         11,833
      Retained earnings......................................................................     855,503        820,528
                                                                                                  919,346        880,982

      Treasury stock 4,609,548 shares in 2001 and 4,246,648 in 2000..........................    (112,689)       (99,101)
          Total stockholders' equity.........................................................     806,657        781,881

          Total liabilities, minority interest and stockholders' equity......................  $2,177,903     $2,075,614

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

Three and Nine Months Ended September 30, 2001 and 2000
(Thousands of Dollars Except Per Share Data)
(Unaudited)



                                                                     Three Months Ended            Nine Months Ended
                                                                        September 30,                September 30,
                                                                     2001           2000    	      2001           2000
    Revenues
      Direct premiums written...................................  $  290,088     $  268,415    $  897,576     $  840,595
      Assumed premiums..........................................      20,981         19,876        59,021         60,736
      Ceded premiums............................................     (41,885)       (37,677)     (113,365)      (111,058)
          Net premiums written..................................     269,184        250,614       843,232        790,273

      Increase in unearned premiums.............................      (1,374)       (10,928)      (67,126)       (90,500)
      Earned premiums...........................................     267,810        239,686       776,106        699,773

      Net investment income.....................................      24,274         24,120        74,753         71,008
      Premium finance and service fees..........................       4,644          3,914        13,260         11,463
      Amortization of excess of book value of subsidiary
        interest over cost......................................         848            847         2,542          2,542
      Net realized investment gains (losses)....................      (2,934)        27,213        (9,275)        24,166

           Total revenues.......................................     294,642        295,780       857,386        808,952

    Expenses
      Losses and loss adjustment expenses.......................     199,445        185,143       582,749        537,796
      Policy acquisition costs..................................      70,322         63,118       196,920        178,707


           Total expenses.......................................     269,767        248,261       779,669        716,503



           Earnings before income taxes and minority interest...      24,875         47,519        77,717         92,449

    Income taxes................................................       3,362         11,570        13,619         16,112

           Net earnings before minority interest................      21,513         35,949        64,098         76,337

    Minority interest in net loss of subsidiary.................         626             25           863            247

           NET EARNINGS.........................................  $   22,139     $   35,974    $   64,961     $   76,584


           COMPREHENSIVE INCOME.................................  $   19,823     $   44,921    $   68,350     $   93,630

           NET EARNINGS PER COMMON SHARE:
             BASIC..............................................  $     0.66     $     1.05    $     1.93     $     2.24
             DILUTED............................................  $     0.65     $     1.05    $     1.92     $     2.24

           NET EARNINGS PER SHARE EXCLUDING THE AFTER-TAX
            IMPACT OF NET REALIZED INVESTMENTS GAINS (LOSSES):
             BASIC..............................................  $     0.70     $     0.51    $     2.09     $     1.71
             DILUTED............................................  $     0.69     $     0.51    $     2.08     $     1.71

           CASH DIVIDENDS PAID PER COMMON SHARE.................  $     0.30     $     0.29    $     0.89     $     0.86

           WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
             BASIC..............................................  33,650,563     34,118,038    33,718,712     34,181,427
             DILUTED............................................  33,918,388     34,118,038    33,871,028     34,181,427

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2001 and 2000
(Thousands of Dollars)
(Unaudited)

                                                                                  2001        2000
  Cash flows from operating activities:
    Premiums collected....................................................    $ 788,834    $720,261
    Net investment income received........................................       75,614      68,524
    Premium finance and service fees received.............................       13,260      11,463
    Losses and loss adjustment expenses paid..............................     (570,189)   (488,673)
    Policy acquisition costs paid.........................................     (210,832)   (195,130)
    Federal income tax payments...........................................      (24,080)    (28,931)

        Net cash provided by operating activities.........................       72,607      87,514

  Cash flows from investing activities:
    Proceeds from maturity of fixed maturities............................       16,169      16,148
    Proceeds from sale of fixed maturities................................       77,657      70,254
    Proceeds from sale of equity securities...............................       34,844      24,611
    Proceeds from sale of preferred stock mutual funds....................        3,080        -
    Proceeds from sale of other investments...............................        2,679       5,170
    Payments received on mortgage loans and collateral notes receivable...       10,921       7,369
    Purchase of fixed maturities..........................................      (13,993)    (86,855)
    Purchase of equity securities.........................................      (28,984)    (24,604)
    Purchase of preferred stock mutual funds..............................      (14,195)    (50,747)
    Purchase of other investments.........................................       (1,013)    (14,240)
    Mortgage loans and collateral notes originated........................       (1,649)     (7,255)
    Purchase of property and equipment....................................       (8,168)     (2,631)
    Other proceeds from investing activities..............................          829         905

        Net cash provided by (used in) investing activities...............       78,177     (61,875)


  Cash flows from financing activities:
    Dividends paid to stockholders........................................      (29,986)    (29,374)
    Purchase of treasury stock............................................      (13,588)     (7,771)

        Net cash used in financing activities.............................      (43,574)    (37,145)



    Increase (decrease) in cash and cash equivalents......................      107,210     (11,506)
    Cash and cash equivalents at beginning of period......................       70,521      22,535

        Cash and cash equivalents at the end of period....................    $ 177,731    $ 11,029








The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Reconciliation of Net Earnings to Net Cash Provided by Operating Activities Nine Months Ended September 30, 2001 and 2000
(Thousands of Dollars)
(Unaudited)



                                                                                  2001           2000
    Cash flows from operating activities:
      Net earnings..........................................................    $ 64,961      $ 76,584
      Adjustments to reconcile net earnings to net cash provided by operating activities:
        Premiums receivable.................................................     (54,624)      (73,792)
        Deferred policy acquisition costs...................................      (9,453)      (13,769)
        Residual market receivable..........................................      (1,239)       (4,517)
        Due to/from reinsurers..............................................      (9,602)      (13,718)
        Losses and loss adjustment expenses.................................      14,040        58,398
        Unearned premiums...................................................      73,659       100,223
        Current income taxes................................................      (5,207)      (15,570)
        Deferred income taxes...............................................      (5,255)        2,751
        Deferred income.....................................................        (763)          535
        Contingent commissions..............................................      (8,090)       (6,206)
        Other assets, liabilities and accrued expenses......................       3,577         2,393
        Net realized investment (gains) losses..............................       9,275       (24,166)
        Other - net.........................................................       1,328        (1,632)

               Net cash provided by operating activities....................    $ 72,607      $ 87,514



















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

 3. This Form 10-Q contains some statements that are not historical facts and are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve opinions, assumptions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks facing the Company. These include, but are not limited to, those risks and uncertainties in our business that are described in the Company's Forms 10-K and 10-Q, Schedules 13D and 13G, and other documents filed with the SEC, the possibility of adverse catastrophe experience and severe weather, adverse trends in claim severity or frequency, adverse state and federal regulation and legislation, interest rate risk, rate making decisions for private passenger automobile policies in Massachusetts, potential rate filings outside of Massachusetts, adverse impacts related to consolidation activities, heightened competition, as well as economic, market or regulatory conditions and risks associated with entry into new markets and diversification.

 4. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

 5. Neither the results for the nine months ended September 30, 2001 nor comparison with the corresponding nine months ended September 30, 2000 should be considered indicative of the results which may be expected for the year ending December 31, 2001.

 6. The company purchased 362,900 shares of treasury stock under the stock buyback program through September 30, 2001, all purchased during the third quarter (299,700 shares were purchased during the nine months ended September 30, 2000). The Company currently holds 4,609,548 shares of treasury stock. At September 30, 2001, the Company has the ability to purchase 533,700 additional shares of Treasury stock under the current Board of Directors' authorization.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios
 and Other Information)
(Continued)



 7. On February 10, 2000 the Massachusetts Division of Insurance placed Trust Insurance Company ("Trust") in rehabilitation. At December 31, 1999, Trust was the ninth largest writer of private passenger automobile insurance in Massachusetts, with an approximate 5% market share. On May 10, 2000, the Massachusetts Commissioner of Insurance ("Commissioner") filed a "Motion for order approving cancellation of policies" with the Supreme Judicial Court for Suffolk County. This motion indicated that "there is substantial risk that Trust Insurance may be insolvent" and further asked the court that Trust's "insurance exposures be promptly terminated, their liabilities runoff and their true financial condition thereby determined". Based on this motion, all of Trust's remaining 36,000 homeowner policies and 99,300 personal automobile policies were set for cancellation effective August 1, 2000 and October 1, 2000, respectively. On July 27, 2000, the court ruled that Trust was insolvent and was subsequently placed into liquidation on August 2, 2000. The Company experienced an increase in new business primarily in the third and fourth quarter of 2000 as a result of this event. In the latter part of 2000, another Massachusetts insurance company, New
England Fidelity Insurance Company, was ordered into liquidation by the Commissioner. This company was the twenty-second largest writer in Massachusetts based on year-end 1999 writings and was approximately one-sixth the size of Trust. The Company experienced an increase in Massachusetts personal automobile business primarily through the first six months of 2001 as a result of agreeing to write the majority of the New England Fidelity business effective January 1, 2001.

 8. During 2001, as required by the Emerging Issues Task Force ("EITF") D-46, the Company amended its policy in regard to its investments in venture capital fund limited partnerships. EITF D-46 requires companies who own more than a 5% share of a limited partnership to account for these investments on an equity basis. The operating results of these venture capital fund limited partnerships have been reflected in realized gains and losses. Prior to this change, the operating results were not material and were therefore reflected in accumulated other comprehensive income and loss.

 9. Beginning in the first quarter of 2001, the Company, in the 2001 and prior years' results, classified its undistributed equity in the earnings and losses on investments in closed-end preferred stock mutual funds in net realized investment gains and losses. For the year ended 2000, the undistributed equity in the earnings and losses of these funds was reported in net investment income. Prior to the December 31, 2000, year-end reporting, the Company did not include the undistributed equity in its quarterly or annual filings. The Company believes this new classification better presents the undistributed equity component of these funds. These investments are valued at original cost plus the cumulative undistributed equity in earnings and losses of the funds and adjusted over time by the premium or discount at the time of purchase to the applicable underlying net asset value of the funds.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios
 and Other Information)
(continued)


10. Disclosure of Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income:

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2001      2000
      Net earnings..........................................    $ 22,139   $ 35,974
      Other comprehensive income, net of taxes:
        Change in unrealized gains (losses), net of
         income taxes (benefits) of ($1,852) in 2001
         and $4,881 in 2000.................................      (3,440)     9,065
        Reclassification adjustment, net of income taxes
         (benefits) of $605 in 2001 and ($64) in 2000.......       1,124       (118)
      Other comprehensive income............................      (2,316)     8,947
      Comprehensive income..................................    $ 19,823   $ 44,921


                                                                 Nine Months Ended
                                                                    September 30,
                                                                   2001      2000
      Net earnings..........................................    $ 64,961   $ 76,584
      Other comprehensive income, net of taxes:
        Change in unrealized gains, net of
         income taxes of $1,176 in 2001
         and $8,817 in 2000.................................       2,184     16,374
        Reclassification adjustment, net of income taxes
          of $649 in 2001 and $362 in 2000..................       1,205        672
      Other comprehensive income............................       3,389     17,046
      Comprehensive income..................................    $ 68,350   $ 93,630

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios
 and Other Information)
(continued)


11. Disclosure of Statement of Financial Accounting Standards No. 131 - Disclosures about
     Segments of an Enterprise and Related Information:

                                                           Earnings Before
                                                           Income Taxes and   Identifiable
                                                 Revenue   Minority Interest     Assets
Three Months Ended September 30, 2001
  Property and casualty insurance
    Massachusetts......................         $258,783       $ 28,633       $ 1,883,802
    Other than Massachusetts...........           34,180         (4,259)          245,367
  Real estate and commercial lending...              829            829            44,294
  Corporate and other..................              850           (328)            4,440
     Consolidated......................         $294,642       $ 24,875       $ 2,177,903

Three Months Ended September 30, 2000

  Property and casualty insurance
    Massachusetts......................         $261,759       $ 44,945       $ 1,783,824
    Other than Massachusetts...........           32,625          2,881           238,835
  Real estate and commercial lending...              548            548            52,203
  Corporate and other..................              848           (855)            9,109
     Consolidated......................         $295,780       $ 47,519       $ 2,083,971

                                                           Earnings Before
                                                           Income Taxes and   Identifiable
                                                 Revenue   Minority Interest     Assets
Nine Months Ended September 30, 2001
  Property and casualty insurance
    Massachusetts......................         $752,371       $ 79,594       $ 1,883,802
    Other than Massachusetts...........           99,705         (2,883)          245,367
  Real estate and commercial lending...            2,762          2,762            44,294
  Corporate and other..................            2,548         (1,756)            4,440
     Consolidated......................         $857,386       $ 77,717       $ 2,177,903
Nine Months Ended Sept 30, 2000
  Property and casualty insurance
    Massachusetts......................         $711,739       $ 85,840       $ 1,783,824
    Other than Massachusetts...........           89,819          4,729           238,835
  Real estate and commercial lending...            4,818          4,818            52,203
  Corporate and other..................            2,576         (2,938)            9,109
     Consolidated......................         $808,952       $ 92,449       $ 2,083,971

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios
 and Other Information)
(continued)

12.  Disclosure of Supplemental Information:

OTHER INFORMATION:
                                                                 September 30,
                                                                2001      2000
  Massachusetts policies in force
    Private passenger automobile.........................     682,493    644,703
    Homeowners...........................................     145,351    134,046
    Commercial automobile................................      17,665     15,957



OTHER EARNINGS STATEMENT INFORMATION:
                                                              Three Months Ended
                                                                 September 30,
                                                                2001      2000
  Earned premiums by Massachusetts subsidiaries
    Private passenger automobile.........................   $ 216,548  $ 197,815
    Homeowners...........................................       4,871      4,330
    Commercial automobile................................      14,449     10,696
    Other lines..........................................         855        879
  Earned premiums by subsidiaries in other states........      31,087     25,966
         Total...........................................   $ 267,810  $ 239,686

  Net investment income, after tax.......................   $  19,390  $  19,726

  Pure loss ratios of Massachusetts subsidiaries
    Private passenger automobile.........................        64.4%      67.6%
    Homeowners (gross of reinsurance)....................        54.1%      38.8%
    Commercial automobile................................        66.4%      61.6%
  Pure loss ratios of subsidiaries in other states.......        63.3%      67.2%

  Massachusetts private passenger automobile
   exposures written.....................................     221,289    208,162

  Massachusetts private passenger automobile direct
    premiums written.....................................   $ 213,511  $ 204,046

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios
 and Other Information)
(continued)


12.  Disclosure of Supplemental Information (continued):

OTHER EARNINGS STATEMENT INFORMATION:
                                                              Nine Months Ended
                                                                 September 30,
                                                                2001      2000
  Earned premiums by Massachusetts subsidiaries
    Private passenger automobile.........................   $ 632,622  $ 577,066
    Homeowners...........................................      14,183     12,819
    Commercial automobile................................      38,055     29,456
    Other lines..........................................       2,482      2,705
  Earned premiums by subsidiaries in other states........      88,764     77,727
         Total...........................................   $ 776,106  $ 699,773

  Net investment income, after tax.......................   $  60,144  $  58,657

  Pure loss ratios of Massachusetts subsidiaries
    Private passenger automobile.........................        65.1%      68.0%
    Homeowners (gross of reinsurance)....................        52.1%      39.6%
    Commercial automobile................................        66.0%      61.7%
  Pure loss ratios of subsidiaries in other states.......        64.8%      64.0%

  Massachusetts private passenger automobile
   exposures written.....................................     730,908    694,465

  Massachusetts private passenger automobile direct
    premiums written.....................................   $ 680,267  $ 658,900

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios
 and Other Information)
(continued)


13.  Closed-end Preferred Stock Mutual Funds

     The following table reflects the shares held, percentage of ownership, carrying value at equity, book value, market value, and value of shares at net asset value, by fund for the nine months ended September 30, 2001 and the year ended December 31, 2000:

(Dollars in Thousands, Except Share Amounts)

                                     At September 30, 2001

                Fund                    Carrying                Quoted      Value of
   Fund        Shares       % of          Value       Book      Market    Shares at Net
Symbol (1)      Held      Ownership     at Equity     Value     Value      Asset Value
   PGD       2,228,800      26.7%       $ 27,969    $ 24,037  $ 28,274      $ 30,401
   PPF       2,365,200      32.6%         29,621      26,192    28,028        30,842
   PDF       4,650,300      31.0%         44,284      42,064    40,690        45,294
   PDT       4,962,300      33.1%         58,432      53,543    53,593        59,895
   DIV       3,490,900      35.3%         50,261      48,389    50,305        52,014
   PFD       2,981,500      30.3%         42,380      44,803    41,890        42,397
   PFO       4,050,043      36.3%         45,723      48,914    44,064        45,968
     Total                              $298,670    $287,942  $286,844      $306,811


                                     At December 31, 2000

                Fund                    Carrying                Quoted      Value of
   Fund        Shares       % of          Value       Book      Market    Shares at Net
Symbol (1)      Held      Ownership     at Equity     Value     Value      Asset Value
   PGD       1,877,300      22.5%       $ 23,478    $ 19,666  $ 22,528      $ 26,695
   PPF       2,352,900      32.4%         28,322      26,048    25,882        30,470
   PDF       4,638,800      31.0%         46,003      41,966    40,589        47,594
   PDT       4,925,100      32.8%         60,453      53,144    52,021        63,091
   DIV       3,080,500      31.2%         46,314      42,500    40,239        48,918
   PDI (2)   5,253,400      48.5%         52,207      52,583    52,534        54,110
   PFD       2,981,500      30.3%         39,834      44,803    36,151        40,012
   PFO       3,892,543      34.9%         41,122      47,270    40,385        41,533
     Total                              $337,733    $327,980  $310,329      $352,423

(1) John Hancock Patriot Global Dividend Fund ("PGD"), John Hancock Patriot Preferred Dividend Fund, ("PPF"), John Hancock Patriot Premium Dividend I Fund ("PDF"), John Hancock Patriot Premium Dividend II Fund ("PDT"), John Hancock Patriot Select Dividend Fund ("DIV"), Putnam Dividend Income Fund ("PDI"), Preferred Income Fund ("PFD"), Preferred Income Opportunity Fund ("PFO").

(2) In 2001, PDI liquidated the fund. Commerce's pro-rata share of the portfolio securities and cash of PDI was transferred to a separate trust fund owned by the Company. At September 30, 2001 the trust fund was consolidated into the Company's financial statements and equated to a value of $59,063. The majority of the trust fund value is $54,441 and is included in preferred stocks and $4,050 in cash and cash equivalents.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios and Other
Information)
(continued)

13.  Closed-end Preferred Stock Mutual Funds (continued)

     The difference between the carrying value at equity and the value of shares at net asset value is negative goodwill created at the time of purchase of the shares. FAS 141, which was implemented on July 1, 2001, specifically addresses the manner in which to account for negative goodwill. For purchases prior to July 1, 2001 which created negative goodwill, the Company will continue to amortize the negative goodwill on these securities through the end of 2001. This negative goodwill is being amortized into investment income over various periods ranging from 1.25 years to 4 years based on the turnover ratios of the funds. For purchases subsequent to June 30, 2001 which create negative goodwill, the negative goodwill was recognized as a realized gain of $135 at the time of purchase.

14.  Earnings Per Share

     Earnings per diluted common share is based on the weighted average number of diluted common shares outstanding during each period. The Company's only potentially dilutive instruments are stock options outstanding, and dilution from these is not significant.

15.  Transfer of Business from Berkshire Mutual Insurance Company

     The Company entered into an agreement on September 28, 2001, with Berkshire Mutual Insurance Company for the transfer of Massachusetts personal automobile business written by Berkshire to The Commerce Insurance Company, effective January 1, 2002. Under terms of the agreement, Commerce Insurance shall offer agency contracts to independent agencies that represent Berkshire for personal automobile insurance in Massachusetts. This will allow agents of Berkshire the opportunity to offer Commerce automobile insurance policies that renew in 2002. Commerce will assume all of Berkshire's obligations for future policy years beyond 2001 under the Massachusetts residual market system, (commonly known as C.A.R.-Commonwealth Automobile Reinsurers), including assignment of Berkshire's involuntary agents. The Company will receive consideration of $7,000 from Berkshire in early January, 2002.

16.  Events Subsequent to September 30, 2001

     The Company announced the formation of a marketing alliance with Horace Mann Educators Corporation on October 18, 2001. Under the terms of an agency agreement between Commerce and Horace Mann Service Corporation ("HMSC"), a licensed brokerage agency in the State of Massachusetts, HMSC will provide its personal automobile customers with Commerce Insurance policies. New personal automobile policies sold by HMSC will be insured with Commerce, beginning no later than January 1, 2002. All personal auto policies currently written by HMSC will convert to Commerce policies upon renewal in 2002.

     The Commissioner of Insurance of the Commonwealth of Massachusetts approved a stipulated settlement for 2002 personal automobile insurance rates between the Automobile Insurers Bureau of Massachusetts, the State Rating Bureau, the Office of the Attorney General and the Association of Insurance Agents. The four parties to the Massachusetts private passenger automobile rate setting case reached a settlement that will result in no change in rates or commissions for 2002. The Company is analyzing the effects of the rate decision and is in the process of estimating its impact on the Company.

     During the fourth quarter of 2001 the Company received notice of an assessment from the Massachusetts Insurers Insolvency Fund ("MIIF") amounting to $3,100, 40% of which related to the Trust Insurance insolvency and 60% related to the insolvency of Reliance Insurance Company. This amount will be expensed in the fourth quarter of 2001. As of September 30, 2001, the Company was unable to reasonably estimate this assessment and is unable to determine if additional assessments are likely for either insolvency.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Three months ended September 30, 2001 compared to three months ended September 30, 2000
(Thousands of Dollars Except Per Share Data)


Premiums

     The following table compares direct premiums written, net premiums written and earned premiums for the three months ended September 30, 2001 and 2000:

(Dollars in thousands)
                                                     Three Months Ended September 30,
                                                  2001       2000      Change    % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts........  $213,511   $204,046   $  9,465      4.6%
  Personal Automobile in all other states.....    30,251     26,967      3,284     12.2
  Commercial Automobile in Massachusetts......    13,640      9,429      4,211     44.7
  Commercial Automobile in all other states...       647       -           647       -
  Homeowners in Massachusetts.................    22,017     19,551      2,466     12.6
  Homeowners in all other states..............     5,099      4,512        587     13.0
  Other Lines in Massachusetts................     4,735      3,815        920     24.1
  Other Lines in all other states.............       188         95         93     97.9
     Total Direct Premiums Written............  $290,088   $268,415   $ 21,673      8.1%

Net Premiums Written:
  Personal Automobile in Massachusetts........  $215,251   $205,966   $  9,285      4.5%
  Personal Automobile in all other states.....    30,234     26,629      3,605     13.5
  Commercial Automobile in Massachusetts......    14,720     10,534      4,186     39.7
  Commercial Automobile in all other states...       636       -           636       -
  Homeowners in Massachusetts.................     6,022      5,341        681     12.8
  Homeowners in all other states..............     1,254      1,147        107      9.3
  Other Lines in Massachusetts................     1,020        961         59      6.1
  Other Lines in all other states.............        47         36         11     30.6
     Total Net Premiums Written...............  $269,184   $250,614   $ 18,570      7.4%

Earned Premiums:
  Personal Automobile in Massachusetts........  $197,222   $182,773   $ 14,449      7.9%
  Personal Automobile in all other states.....    29,771     24,954      4,817     19.3
  Commercial Automobile in Massachusetts......    11,331      8,376      2,955     35.3
  Commercial Automobile in all other states...       181       -           181       -
  Homeowners in Massachusetts.................     4,871      4,330        541     12.5
  Homeowners in all other states..............     1,094        870        224     25.7
  Other Lines in Massachusetts................       801        812        (11)    (1.4)
  Other Lines in all other states.............        41        142       (101)   (71.1)
  Assumed Premiums from C.A.R.................    22,444     17,362      5,082     29.3
  Assumed Premiums from other than C.A.R......        54         67        (13)   (19.4)
     Total Earned Premiums....................  $267,810   $239,686   $ 28,124     11.7%

  Earned Premiums in Massachusetts............  $214,225   $196,291   $ 17,934      9.1
  Earned Premiums-Assumed.....................    22,498     17,429      5,069     29.1
  Earned Premiums in all other states.........    31,087     25,966      5,121     19.7
     Total Earned Premiums....................  $267,810   $239,686   $ 28,124     11.7%

     The $9,465 or 4.6% increase in Massachusetts personal automobile direct premiums written during the third quarter of 2001 resulted primarily from increases of 6.3% and 7.5% in the number of Massachusetts personal automobile exposures for liability and physical damage coverage, respectively, offset by decreases in the average written premium rate per exposure for Massachusetts personal automobile liability and physical damage exposures.

The Commerce Group, Inc. and Subsidiaries

     The average written premium per exposure percentage decreases for the third quarter of 2001 were primarily the result of rate modifications in the individual coverage components in the 2001 state mandated average rate decrease, offset by decreases in the Company's safe driver rate deviations. The combination of these factors resulted in a 1.8% decrease in the average personal automobile premium per exposure for the third quarter of 2001 as compared to an increase of 6.0% during the third quarter of 2000. Despite the 2001 state mandated average rate decrease of 8.3%, the Company's smaller decrease in the average personal automobile premium per exposure was primarily due to the above noted changes coupled with the fact that the rate decision does not anticipate purchases of new automobiles in the year in which the rate decision applies and the Company's mix of personal automobile business differs from that of the industry.

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

* For Massachusetts policies with effective dates as of January 1, 2001 and 2000 or thereafter, respectively.


     Other states personal automobile direct premiums written increased $3,284 or 12.2% during the third quarter of 2001 as compared to the same period in 2000, however an overall depressed rate environment resulted in diminished underwriting profits. The Company is in the process of evaluating a number of its other than Massachusetts state rating structures, has filed for increases in several states and will seek additional rate increases where appropriate. Personal automobile direct premiums written by American Commerce Insurance Company ("American Commerce"), located in Columbus, Ohio, for the third quarter of 2001 increased $860 or 4.3% to $21,057 as compared to $20,197 for the same period a year ago. Personal automobile direct premiums written for Commerce West Insurance Company ("Commerce West"), located in Pleasanton, California, increased $2,424 or 35.8% to $9,194 during the third quarter of 2001 as compared to $6,770 during the same period a year ago. Both American Commerce and Commerce West write predominantly personal automobile insurance. American Commerce writes personal automobile insurance in 23 states while Commerce West writes personal automobile insurance in the states of California and Oregon. Both companies target preferred insurance risks, however Commerce West's recent growth is attributable to the introduction of a non-standard auto product in late 2000.

     Direct premiums written for Massachusetts commercial automobile insurance increased by $4,211 or 44.7%, due primarily to an increase of approximately 11.5% in the number of policies written and a 29.7% increase in the average commercial automobile premium per policy. The increase in premium per policy was attributable to a hardening of the commercial automobile market, primarily in larger commercial accounts. The Company continued to experience a significant increase in accounts with premiums in excess of $50. In addition, rates for other voluntary commercial automobile policies have increased moderately combined with an approximate 10% increase in rates for policies written through Commonwealth Automobile Reinsurers ("C.A.R."). The increased business was attributable to the Company's initiative to expand writings, especially those with premiums in excess of $50.

The Commerce Group, Inc. and Subsidiaries

     Direct premiums written for Massachusetts homeowners insurance increased by $2,466 or 12.6% due primarily to a 5.7% increase in the number of policies written coupled with a 6.5% increase in the average premium per policy. The increase in business was primarily due to additional business from existing and newly appointed agents. Other states homeowners insurance written by American Commerce increased $587 or 13.0% to $5,099, due primarily to book rollovers of business from existing agents as well as an increase in new agents.

     The $18,570 or 7.4% increase in net premiums written was primarily due to the growth in direct premiums written as described above and by an increase of premiums assumed from C.A.R. offset by a slight increase in premiums ceded to C.A.R., as well as an increase to premiums ceded to reinsurers other than C.A.R. Premiums ceded to reinsurers other than C.A.R., during the third quarter of 2001, increased $2,908 or 13.9% as compared to the third quarter of 2000 primarily as a result of the effect from the 75% quota share treaty on the increased business in homeowners previously mentioned. Of the $18,570 increase in net premiums written, $14,211 was associated with Massachusetts business, $3,057 was attributable to increased writings for Commerce West due to the increase in non-standard business previously mentioned, with the remainder attributable to American Commerce.

     The $28,124 or 11.7% increase in total earned premiums during the third quarter of 2001 as compared to the third quarter of 2000 was primarily attributable to increases in Massachusetts personal automobile liability and physical damage exposures, coupled with an increase in earned premium per exposure. The increase in earned premium per exposure occurs (versus a decrease in written premium per exposure) because of the time lag it takes to earn the premium once it is written. This primarily related to an increase in written premium in the third and fourth quarter of last year. This resulted in a $14,449 or 7.9% increase for Massachusetts personal automobile earned premiums.

Investment Income

     Net investment income is affected primarily by the composition of the Company's investment portfolio. The following table summarizes the composition of the Company's investment portfolio, at cost, at September 30, 2001 and 2000 (the Company's investment portfolio, at market and equity is shown in the table found on page 27):

Investments, at cost                                          September 30,
(Dollars in thousands)                                      % of                  % of
                                                 2001      Invest.     2000      Invest.
   Fixed maturities (GNMA & FNMA mortgage-
     backed bonds, corporate bonds, U.S.
     Treasury bonds and notes and tax-
     exempt state and municipal bonds)......  $  585,211    40.0%   $  664,570     47.9%

   Preferred stocks.........................     259,164    17.7       223,653     16.1
   Common stocks............................      87,703     6.0        94,580      6.8
   Closed-end preferred stock mutual funds..     287,942    19.7       319,166     23.0

   Mortgages and collateral loans (net of
     allowance for possible loan losses)....      42,507     2.9        52,645      3.8
   Cash and cash equivalents................     177,731    12.1        11,029      0.8
   Other investments........................      24,286     1.6        22,200      1.6
       Total investments....................  $1,464,544   100.0%   $1,387,843    100.0%

     The Company's investment strategy is to maximize after-tax investment income through investing in high quality securities coupled with acquiring equity investments, which may forgo current investment yield in favor of potential higher yielding capital appreciation in the future.

The Commerce Group, Inc. and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

     As depicted in the accompanying table, third quarter 2001 net investment income increased $154 or 0.6%, compared to the same period in 2000, principally as a result of an increase in average invested assets (at cost), offset by a decrease in yield. The decrease in yield is primarily due to lower short-term yields on larger cash and cash equivalents balances, coupled with an environment of higher yielding fixed maturities being called. The Company continues to monitor interest rates on long-term securities and intends to maintain its short position until such time as the Company believes long-term rates have appropriately firmed. Net investment income as a percentage of total average investments was 6.4% in the third quarter of 2001 compared to 7.0% for the same period in 2000. Net investment income after tax as a percentage of total average investments was 5.1% and 5.7% in the third quarter of 2001 and 2000, respectively.

Investment Return                                  Quarter Ending September 30,
(Dollars in thousands)                              2001                  2000
   Average month-end investments (at cost)...    $1,507,813            $1,380,139
   Net investment income.....................        24,274                24,120
   Net investment income after-tax...........        19,390                19,726
   Net investment income as a percentage
     of average net investments (at cost)....           6.4%                  7.0%
   Net investment income after-tax as a
     percentage of average net
     investments (at cost)...................           5.1%                  5.7%

Amortization of Excess of Book Value of Subsidiary Interest over Cost

     As a result of the acquisition of American Commerce, the amount representing the excess of the fair value of the net assets acquired over the purchase price at January 29, 1999 was $16,947. The amount is being amortized into revenue on a straight-line basis over a five-year period. The amount amortized into revenue was $848 and $847 for the third quarter of 2001 and 2000, respectively.

Investment Gains and Losses

     Net realized investment losses totaled $2,934 during the third quarter of 2001 as compared to net realized investment gains of $27,213 during the same period in 2000 as detailed below.

     In 2001, the Company began to account for investments in certain venture capital fund limited partnerships on an equity basis. The equity in the operating results of these funds has been reflected in realized gains and losses. Prior to this change, the operating results were not material and were therefore reflected in accumulated other comprehensive income and loss.

     Also during 2001, the undistributed operating results of closed-end preferred stock mutual funds have been reflected in realized gains and losses. Prior to the December 31, 2000, year-end reporting, the Company did not include the undistributed equity in its quarterly or annual filings. Prior period results have been reclassified to realized gains and losses to conform with current period presentation. During the third quarters of 2001 and 2000, the Company reflected realized (losses) and gains of ($1,677) and $24,791, respectively, as a result of this change.

The Commerce Group, Inc. and Subsidiaries

     Net realized gains and (losses) by category for the quarter ended September 30, are as follows:

                                                   September 30,     September 30,
                                                        2001              2000
*Closed-end preferred stock mutual funds..........    $ (1,677)         $ 24,791
 Venture capital fund investments.................       1,392              -
 Bonds............................................      (1,345)             (201)
 Common and preferred stocks......................      (1,196)            3,702
 Other............................................        (108)           (1,079)
      Net realized investment gains (losses)......    $ (2,934)         $ 27,213

* Includes $1,789 in 2001 and $2,333 in 2000 for the three months ended, respectively, relating to the amortization of the net discount, at the time of purchase, of these securities.


Loss and Loss Adjustment Expenses

     Losses and loss adjustment expenses ("LAE") incurred increased $14,302 or 7.7% during the third quarter of 2001 as compared to the same period a year ago. Massachusetts operations experienced improved underwriting results primarily due to lower Massachusetts residual market losses. These improvements were offset by increased losses in the homeowners property business and in personal automobile physical damage compared to last year.
The loss ratio included a charge of $1.7 million (0.6% of the loss ratio) to cover the estimated costs associated with the consolidation of several functions from American Commerce in Ohio to Commerce in Massachusetts. Losses and LAE incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") decreased to 75.1% for the third quarter of 2001 compared to 77.3% for the third quarter of 2000. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on Massachusetts personal automobile was 64.4% for the third quarter of 2001 compared to 67.6% for the same period a year ago. In addition to the information noted above, the pure loss ratio decreased due to an increase of 0.3% in earned premium per earned exposure. The commercial automobile pure loss ratio increased to 66.4% during the third quarter of 2001 as compared to 61.6% for the same period a year ago primarily due to higher bodily injury losses. For Massachusetts homeowners (gross of reinsurance), the pure loss ratio was 54.1% during the third quarter of 2001 as compared to 38.8% for the same period a year ago. This increase was primarily the result of more property losses during the third quarter of 2001 as compared to the same period last year. Pure loss ratios of subsidiaries in other states decreased to 63.3% during the third quarter of 2001 as compared to 67.2% for the same period a year ago. This decrease was due primarily to decreases in personal automobile physical damage claims, coupled with lower personal automobile bodily injury losses. The loss ratio (on a statutory basis) for Commerce West and American Commerce was 84.6% and 87.0%, respectively, for the third quarter of 2001, compared to 79.4% and 88.1%, respectively, for the third quarter of 2000. The increase in the loss ratio for Commerce West was primarily attributable to a substantial increase in non-standard automobile writings with loss ratios that are significantly higher than their regular business.

The Commerce Group, Inc. and Subsidiaries

Policy Acquisition Costs

     Policy acquisition costs expensed increased by $7,204 or 11.4% during the third quarter of 2001 as compared to the same period a year ago. As a percentage of net premiums written, underwriting expenses for the insurance companies (on statutory basis) decreased to 25.2% for the third quarter of 2001 as compared to 26.6% for the same period a year ago. The decrease, as compared to the same period a year ago, was primarily attributable to a $4,900 charge in 2000 (2.0% of the ratio) which represented the Company's allocation from the MIIF for the Trust insolvency. The underwriting ratio for the third quarter of 2001 included a charge of $0.8 million (0.3% of the underwriting expense ratio) to cover the estimated costs associated with the consolidation of several functions from American Commerce to Commerce. The underwriting expense ratio (on a statutory basis) for Commerce West and American Commerce was 32.6% and 38.1%, respectively, for the third quarter of 2001, compared to 34.2% and 32.3%, respectively, for the same period a year ago. The decrease in the Commerce West ratio was primarily a function of enhanced economies of scale as premium writings increased.


Income Taxes

     The Company's effective tax rate was 13.5% for the third quarter of 2001 as compared to 24.3% for the same period a year ago. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends received deduction. The lower effective tax rate for the third quarter of 2001 was the result of realized investment losses in the third quarter as compared to realized investment gains in the prior year third quarter, coupled with the tax-exempt interest and the dividends received deduction comprising a larger portion of earnings before taxes. The third quarter 2000 tax rate was high due primarily to the significant amount of gains reported on preferred stock mutual funds.


Minority Interest

     As a result of the joint venture with AAA Southern New England ("AAA SNE") and the acquisition of American Commerce, the Company's interest in ACIC Holding Co., Inc., through Commerce, a wholly owned subsidiary of Commerce Holdings, Inc. ("Commerce Holdings"), is represented by ownership of 80% of the outstanding shares of ACIC Holding Co., Inc. common stock at September 30, 2001. AAA SNE maintains a 20% common stock ownership. The minority interest in net loss of subsidiary of $626 included in these consolidated financial statements for the third quarter of 2001 represents 20% of the net loss during the third quarter for ACIC Holding Co., Inc. which is calculated after the $2,334 preferred stock dividend paid to Commerce. This compares to the minority interest in net losses of subsidiary of $25 after $2,310 in preferred stock dividend paid to Commerce in the third quarter of 2000.


Net Earnings

     Net earnings decreased $13,835 or 38.5% to $22,139 during the third quarter of 2001 as compared to $35,974 for the same period a year ago. Operating earnings, which exclude the after-tax impact of net realized investment gains and losses, increased $5,950 or 34.1% to $23,419 ($0.70 per share basic and $0.69 per share diluted) during the third quarter of 2001 as compared to $17,469 ($0.51 per share basic and diluted) for the same period a year ago, both as a result of the factors previously mentioned.

The Commerce Group, Inc. and Subsidiaries

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000
(Thousands of Dollars Except Per Share Data)

Premiums

     The following table compares direct premiums written, net premiums written and earned premiums for the nine months ended September 30, 2001 and 2000:

(Dollars in thousands)
                                                     Nine Months Ended September 30,
                                                  2001       2000      Change    % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts.......   $680,267   $658,900   $ 21,367      3.2%
  Personal Automobile in all other states....     90,874     77,409     13,465     17.4
  Commercial Automobile in Massachusetts.....     43,709     31,750     11,959     37.7
  Commercial Automobile in all other states..        993       -           993       -
  Homeowners in Massachusetts................     54,160     48,495      5,665     11.7
  Homeowners in all other states.............     13,935     12,482      1,453     11.6
  Other Lines in Massachusetts...............     13,133     11,237      1,896     16.9
  Other Lines in all other states............        505        322        183     56.8
     Total Direct Premiums Written...........   $897,576   $840,595   $ 56,981      6.8%

Net Premiums Written:
  Personal Automobile in Massachusetts.......   $684,485   $666,138   $ 18,347      2.8%
  Personal Automobile in all other states....     90,828     77,344     13,484     17.4
  Commercial Automobile in Massachusetts.....     45,422     32,737     12,685     38.7
  Commercial Automobile in all other states..        973       -           973       -
  Homeowners in Massachusetts................     15,112     13,557      1,555     11.5
  Homeowners in all other states.............      3,426     (2,574)     6,000   (233.1)
  Other Lines in Massachusetts...............      2,868      3,021       (153)    (5.1)
  Other Lines in all other states............        118         50         68    136.0
     Total Net Premiums Written..............   $843,232   $790,273   $ 52,959      6.7%

Earned Premiums:
  Personal Automobile in Massachusetts.......   $580,998   $524,182   $ 56,816     10.8%
  Personal Automobile in all other states....     85,110     74,502     10,608     14.2
  Commercial Automobile in Massachusetts.....     30,965     23,596      7,369     31.2
  Commercial Automobile in all other states..        394       -           394       -
  Homeowners in Massachusetts................     14,183     12,819      1,364     10.6
  Homeowners in all other states.............      3,144      3,042        102      3.4
  Other Lines in Massachusetts...............      2,286      2,494       (208)    (8.3)
  Other Lines in all other states............        116        183        (67)   (36.6)
  Assumed Premiums from C.A.R................     58,714     58,744        (30)    (0.1)
  Assumed Premiums from other than C.A.R.....        196        211        (15)    (7.1)
     Total Earned Premiums...................   $776,106   $699,773   $ 76,333     10.9%

  Earned Premiums in Massachusetts...........   $628,432   $563,091   $ 65,341     11.6
  Earned Premiums-Assumed....................     58,910     58,955        (45)    (0.1)
  Earned Premiums in all other states........     88,764     77,727     11,037     14.2
     Total Earned Premiums...................   $776,106   $699,773   $ 76,333     10.9%

The Commerce Group, Inc. and Subsidiaries

     The $21,367 or 3.2% increase in Massachusetts personal automobile direct premiums written during the first nine months of 2001 resulted primarily from increases of 5.2% and 6.6% in the number of Massachusetts personal automobile exposures for liability and physical damage coverage, respectively, offset by decreases in the average written premium rate per exposure for Massachusetts personal automobile liability and physical damage exposures, respectively.

     The average written premium per exposure percentage decreases for the first nine months of 2001 were primarily the result of rate modifications in the individual coverage components in the 2001 state mandated average rate decrease, offset by decreases in the Company's safe driver rate deviations. The combination of these factors resulted in a 2.1% decrease in the average personal automobile premium per exposure for the first nine months of 2001 as compared to an increase of 6.5% during the first nine months of 2000. Despite the 2001 state mandated average rate decrease of 8.3%, the Company's smaller decrease in the average personal automobile premium per exposure was primarily due to the above noted changes coupled with the fact that the rate decision does not anticipate purchases of new automobiles in the year in which the rate decision applies and the Company's mix of personal automobile business differs from that of the industry.

     The accompanying table depicts the AAA Affinity Group Discount, SDIP Deviations and their combined reduction from Massachusetts average mandated rates:

AAA Affinity Group Discount and SDIP Deviation*                       2001           2000
AAA Affinity Group Discount.....................................        6%             6%
SDIP Step 9 Deviation...........................................        2%             6%
SDIP Step 10 Deviation..........................................        0%             2%

Combined AAA Affinity Group Discount and Step 9 Deviation.......      7.9%          11.6
Combined AAA Affinity Group Discount and Step 10 Deviation......      6.0%           7.9%

* For Massachusetts policies with effective dates as of January 1, 2001 and 2000 or thereafter, respectively.


     Other states personal automobile direct premiums written increased $13,465 or 17.4% during the first nine months of 2001 as compared to the same period in 2000, however, an overall depressed rate environment resulted in diminished underwriting profits. The Company is in the process of evaluating a number of its other than Massachusetts state rating structures, has filed for increases in several states and will seek additional rate increases where appropriate. Personal automobile direct premiums written by American Commerce for the first nine months of 2001 increased $3,580 or 6.1% to $62,218 as compared to $58,638 for the same period a year ago due primarily to book rollovers of business from existing agents, an increase in new agents, partially offset by decreases in states where the Company is not actively pursuing writings. Personal automobile direct premiums written for Commerce West increased $9,885 or 52.7% to $28,656 during the first nine months of 2001 as compared to $18,771 during the same period a year ago.
Both companies target preferred insurance risks, however Commerce West's recent growth is attributable to the introduction of a non-standard auto product in late 2000. Both American Commerce and Commerce West write predominantly personal automobile insurance. American Commerce writes personal automobile insurance in 23 states while Commerce West writes personal automobile insurance in the states of California and Oregon.

The Commerce Group, Inc. and Subsidiaries

     Direct premiums written for Massachusetts commercial automobile insurance increased by $11,959 or 37.7%, due primarily to an increase of approximately 8.5% in the number of policies written and by a 26.9% increase in the average commercial automobile premium per policy. The increase in premium per policy was attributable to a hardening of the commercial automobile market, primarily in larger commercial accounts. The Company experienced a significant increase in accounts with premiums in excess of $50. In addition, rates for other voluntary commercial automobile policies have increased moderately combined with an approximate 10% increase in rates for policies written through C.A.R. The increased business was attributable to the Company's initiative to expand writings, especially those with premiums in excess of $50.

     Direct premiums written for Massachusetts homeowners insurance increased by $5,665 or 11.7% due primarily to a 6.5% increase in the number of policies written coupled with a 5.0% increase in the average premium per policy. The increase in business was primarily due to additional business from former Trust agents, business formerly written by New England Fidelity Insurance Company, which was declared insolvent in 2000, and existing and newly appointed agents. Other states homeowners insurance written by American Commerce increased $1,453 or 11.6% to $13,935 due primarily to book rollovers of business from existing agents.

     The $52,959 or 6.7% increase in net premiums written was primarily due to the growth in direct premiums written as described above offset by an increase in premiums ceded to C.A.R. coupled with an increase to premiums ceded to reinsurers other than C.A.R. as well as a decrease of premiums assumed from C.A.R. Premiums ceded to reinsurers other than C.A.R., during the first nine months of 2001, increased $557 or 1.1% as compared to the first nine months of 2000 primarily as a result of American Commerce joining the quota-share reinsurance program effective January 1, 2000. An unearned premium transfer of $6,033 occurred effective January 1, 2000. Of the $52,959 increase in net premiums written, $32,434 was associated with Massachusetts business, and $9,887 was attributable to increased writings for Commerce West due to the increase in non-standard business previously mentioned. The balance of the increase was primarily attributable to American Commerce's increase in premiums and the unearned premium transfer mentioned earlier.

     The $76,333 or 10.9% increase in total earned premiums during the first nine months of 2001 as compared to the first nine months of 2000 was primarily attributable to increases in Massachusetts personal automobile liability and physical damage exposures, coupled with an increase in earned premium per exposure. The increase in earned premium per exposure occurs (versus a decrease in written premium per exposure) because of the time lag it takes to earn the premium once it is written. Overall, this resulted in a $56,816 or 10.8% increase for Massachusetts personal automobile earned premium.

The Commerce Group, Inc. and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Investment Income

     Net investment income is affected primarily by the composition of the Company's investment portfolio. The following table summarizes the composition of the Company's investment portfolio, at cost, at September 30, 2001 and 2000 (the Company's investment portfolio, at market and equity is shown in the table found on page 27):

Investments, at cost                                          September 30,
	(Dollars in thousands)                                      % of                  % of
                                                 2001      Invest.     2000      Invest.
   Fixed maturities (GNMA & FNMA mortgage-
     backed bonds, corporate bonds, U.S.
     Treasury bonds and notes and tax-
     exempt state and municipal bonds).....   $  585,211    40.0%   $  664,570    47.9%

   Preferred stocks........................      259,164    17.7       223,653    16.1
   Common stocks...........................       87,703     6.0        94,580     6.8
   Closed-end preferred stock mutual funds.      287,942    19.7       319,166    23.0

   Mortgages and collateral loans (net of
     allowance for possible loan losses)...       42,507     2.9        52,645     3.8
   Cash and cash equivalents...............      177,731    12.1        11,029     0.8
   Other investments.......................       24,286     1.6        22,200     1.6
       Total investments...................   $1,464,544   100.0%   $1,387,843   100.0%

     The Company's investment strategy is to maximize after-tax investment income through investing in high quality securities coupled with acquiring equity investments, which may forgo current investment yield in favor of potential higher yielding capital appreciation in the future.

     As depicted in the accompanying table, nine month 2001 net investment income increased $3,745 or 5.3%, compared to the same period in 2000, principally as a result of an increase in average invested assets (at cost), offset by a decrease in yield. The decrease in yield is primarily due to lower short-term yields on larger cash and cash equivalent balances, coupled with an environment of higher yielding fixed maturities being called. The Company continues to monitor interest rates on long-term securities and intends to maintain its short position until such time as the Company believes long-term rates have appropriately firmed. Net investment income as a percentage of total average investments was 6.6% in 2001 compared to 6.9% for the first nine months of 2000. Net investment income after tax as a percentage of total average investments was 5.3% and 5.7% for the first nine months of 2001 and 2000, respectively.

Investment Return                                         At September 30,
(Dollars in thousands)                              2001                  2000
   Average month-end investments (at cost)...   $1,503,942            $1,371,730
   Net investment income.....................       74,753                71,008
   Net investment income after-tax...........       60,144                58,657
   Net investment income as a percentage
     of average net investments (at cost)....          6.6%                  6.9%
   Net investment income after-tax as a
     percentage of average net
     investments (at cost)...................          5.3%                  5.7%

Amortization of Excess of Book Value of Subsidiary Interest over Cost

     As a result of the acquisition of American Commerce, the amount representing the excess of the fair value of the net assets acquired over the purchase price at January 29, 1999 was $16,947. The amount is being amortized into revenue on a straight-line basis over a five-year period. The amount amortized into revenue in both 2001 and 2000 was $2,542.

The Commerce Group, Inc. and Subsidiaries

Investment Gains and Losses

     Net realized investment losses totaled $9,275 during the first nine months of 2001 as compared to gains of $24,166 during the same period in 2000. Of the net realized losses during 2001, $6,624 was a result of the Company's investments in certain venture capital fund limited partnerships. These venture capital funds primarily provide seed capital for start-up companies with emerging high technology initiatives in the financial services industry. In 2001, the Company began to account for these investments on an equity basis. The equity in the operating results of these funds has been reflected in realized gains and losses. Prior to this change, the operating results were not material and were therefore reflected in accumulated other comprehensive income and loss.

     Also during 2001, the undistributed operating results of closed-end preferred stock mutual funds have been reflected in realized gains and losses. Prior to December 31, 2000, year-end reporting, the Company did not include the undistributed equity in its quarterly or annual filings. Prior period results previously reflected in investment income, have been reclassified to realized gains and losses to conform with current period presentation. During the first nine months of 2001 and 2000, the Company reflected realized gains of $976 and $21,414, respectively, as a result of this change.

     Net realized gains and (losses) by category as of September 30, are as follows:
                                                     September 30,    September 30,
                                                         2001  	           2000
*Closed-end preferred stock mutual funds............   $    976         $ 21,414
 Venture capital fund investments...................     (6,624)             460
 Bonds..............................................     (1,237)          (1,886)
 Common and preferred stocks........................     (2,234)           4,457
 Other..............................................       (156)            (279)
      Net realized investment gains (losses)........   $ (9,275)        $ 24,166

* Includes $1,458 in 2001 and $6,965 in 2000 for the nine months ended, respectively, relating to the amortization of the net discount, at the time of purchase, of these securities.


Loss and Loss Adjustment Expenses

     Losses and loss adjustment expenses ("LAE") incurred increased $44,953 or 8.4% during the first nine months of 2001 as compared to the same period a year ago. Massachusetts operations experienced improved underwriting results primarily due to lower bodily injury losses and lower Massachusetts residual market losses. These improvements were offset by increased losses in the homeowners property business and in personal automobile physical damage due to more adverse weather conditions compared to last year. Losses and LAE incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") decreased to 75.2% for the first nine months of 2001 compared to 77.0% for the first nine months of 2000. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on Massachusetts personal automobile was 65.1% for the first nine months of 2001 compared to 68.0% for the same period a year ago. In addition to the information noted above, the pure loss ratio decreased due to an increase of 2.2% in earned premium per earned exposure. The commercial automobile pure loss ratio increased to 66.0% during the first nine months of 2001 as compared to 61.7% for the same period a year ago. This increase was primarily due to higher bodily injury losses and to higher physical damage losses coupled with worse experience in the business assumed from C.A.R. during this period. For Massachusetts homeowners (gross of reinsurance), the pure loss ratio was 52.1% during the first nine months of 2001 as compared to 39.6% for the same period a year ago. This increase was the result of more claims for Massachusetts home-owner business due to unfavorable weather conditions primarily during the first six months of 2001. Pure loss ratios of subsidiaries in other states increased to 64.8% during the first nine months of 2001 as compared to 64.0% for the same period a year ago.

The Commerce Group, Inc. and Subsidiaries

The loss ratio (on a statutory basis) for Commerce West and American Commerce was 84.3% and 82.5%, respectively, for the first nine months of 2001, compared to 72.4% and 85.7%, respectively, for the first nine months of 2000. The increase in the loss ratio for Commerce West was primarily attributable to a substantial increase in non-standard automobile writings with loss ratios that are significantly higher than their regular business.

     Not withstanding the occurrence of items of a forward looking nature as described in Note 3 to the unaudited consolidated financial statements, the Company does not anticipate significant fluctuations in the loss ratio during the fourth quarter of 2001 as compared to the 2001 nine month year to date results.

Policy Acquisition Costs

     Policy acquisition costs expensed increased by $18,213 or 10.2% during the first nine months of 2001 as compared to the same period a year ago. The increase, as compared to the same period a year ago, was primarily attributable to higher levels of business written. As a percentage of net premiums written, underwriting expenses for the insurance companies (on statutory basis) remained stable at 24.2% for the first nine months of 2001 and 2000. The underwriting expense ratio (on a statutory basis) for Commerce West and American Commerce was 31.9% and 32.3%, respectively, for the first nine months of 2001, compared to 35.3% and 30.0%, respectively, for the same period a year ago.


Income Taxes

     The Company's effective tax rate was 17.5% for the first nine months of 2001 as compared to 17.4% for the same period a year ago. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends received deduction.


Minority Interest

     As a result of the joint venture with AAA Southern New England ("AAA SNE") and the acquisition of American Commerce, the Company's interest in ACIC Holding Co., Inc., through Commerce, a wholly owned subsidiary of Commerce Holdings, Inc. ("Commerce Holdings"), is represented by ownership of 80% of the outstanding shares of ACIC Holding Co., Inc. common stock at September 30, 2001. AAA SNE maintains a 20% common stock ownership. The minority interest in net loss of subsidiary of $863 included in these consolidated financial statements for the first nine months of 2001 represents 20% of the net loss during the first nine months for ACIC Holding Co., Inc. which is calculated after the $7,190 preferred stock dividend paid to Commerce. This compares to the minority interest in net losses of subsidiary of $247 after $6,810 in preferred stock dividend paid to Commerce in the first nine months of 2000.


Net Earnings

     Net earnings decreased $11,623 or 15.2% to $64,961 during the first nine months of 2001 as compared to $76,584 for the same period a year ago. Operating earnings, which exclude the after-tax impact of net realized investment gains and losses, increased $12,041, or 20.6% to $70,479 ($2.09 per share basic and $2.08 per share diluted) during the first nine months of 2001 as compared to $58,438 ($1.71 per share basic and diluted) for the same period a year ago, both as a result of the factors previously mentioned.

The Commerce Group, Inc. and Subsidiaries

Liquidity and Capital Resources

     The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page 3 and the Consolidated Statements of Cash Flows on pages 5 and 6. Stockholders' equity increased by $24,776 during the first nine months of 2001 as compared to December 31, 2000. The increase resulted from $64,961 in net earnings coupled with changes in other comprehensive income, net of income taxes, on fixed maturities and preferred and common stocks of $3,389, offset by dividends paid to stockholders of $29,986 coupled with treasury stock purchases of $13,588. Total assets at September 30, 2001 increased $102,289 or 4.9% to $2,177,903 as compared to total assets of $2,075,614 at December 31, 2000. This growth is reflected in an increase of $54,624 or 23.7% in premiums receivable, a $9,453 or 8.5% increase in deferred policy acquisition costs, a $9,602 or 15.6% increase in receivable from reinsurers, a $19,147 or 1.3% increase to invested assets, at market value and equity, and by a $9,463 or 4.7% increase in all other assets combined. The increase to premiums receivable is attributable to increased Massachusetts business coupled with the seasonality of the policy effective dates of the Company's business.

     The Company's investment portfolio, at market and equity, is shown below as of September 30, 2001 and December 31, 2000 (for investments, at cost, refer to the table found on pages 17 and 24):

                                                  September 30,         December 31,
Investments, at market and equity                          % of                  % of
(Dollars in thousands)                           2001      Invest.     2000      Invest.
   Fixed maturities (GNMA & FNMA mortgage-
     backed bonds Corporate bonds, U.S.
     Treasury bonds and notes Tax-
     exempt state and municipal bonds)....    $  599,469    40.2%   $  669,935    45.5%

   Preferred stocks.......................       251,905    16.9       200,083    13.6
   Common stocks..........................       104,242     7.0       115,827     7.9
   Equity in closed-end
     preferred stock mutual funds.........       298,670    20.0       337,733    22.9

   Mortgages and collateral loans (net of
     allowance for possible loan losses)..        42,507     2.8        51,661     3.5
   Cash and cash equivalents..............       177,731    11.9        70,521     4.8
   Other investments......................        17,185     1.2        26,802     1.8
       Total investments..................    $1,491,709   100.0%   $1,472,562   100.0%

     The Company's fixed maturity portfolio is comprised of GNMAs and FNMA mortgage backed bonds (8.7%), municipal bonds (67.7%), corporate bonds (23.5%) and U.S. Treasury bonds (0.1%). As of September 30, 2001, the market value of the Company's fixed maturity portfolio exceeded its book value by $14,258 ($9,268 after taxes, or $0.28 per share). The cost of the Company's preferred stocks exceeded market value by $7,259 ($4,718 after taxes, or $0.14 per share). The market value of the Company's common stocks exceeded cost by $16,539 ($10,750 after taxes, or $0.32 per share).

The Commerce Group, Inc. and Subsidiaries

     Preferred stocks increased $51,822 or 25.9% and common stocks decreased $11,585 or 10.0%, during the first nine months of 2001. Preferred stock mutual funds at equity, decreased $39,063 or 11.6% during the first nine months of 2001. The majority of the increase in preferred stocks and the corresponding decrease in preferred stock mutual funds were primarily the result of the newly created trust fund as a result of the PDI liquidation, mentioned previously. Other invested assets at equity, primarily comprised of the Conning Limited Partnership, decreased $9,617 or 35.9% during the first nine months of 2001. The Company's strategy continues to focus on maximizing after-tax investment income through investing in high quality securities coupled with acquiring equity investments, which may forego current investment yield in favor of potential higher yielding capital appreciation in the future. The Company continues to monitor interest rates on long-term securities and intends to maintain its short position until such time as the Company believes the long-term rates have appropriately firmed.
     The Company's liabilities totaled $1,371,246 at September 30, 2001 as compared to $1,292,665 at December 31, 2000. The $78,581 or 6.1% increase was comprised of an increase of $73,659 or 14.2% in unearned premiums coupled with a $14,040 or 2.1% increase in unpaid loss and loss adjustment expenses, offset by a decrease of $8,090 or 22.9% in contingent commissions accrued, a decrease of $5,207 or 37.2% in current income taxes and a decrease of $2,033 or 24.1% in excess of book value of subsidiary interest over cost. The significant increase to the Company's unearned premiums was attributable to the increased business in the latter part of 2000 and the first nine months of 2001, coupled with seasonality of the policy effective dates of the Company's business.
     Liabilities for unpaid losses and loss adjustment expenses at September 30, 2001 and December 31, 2000 consist of:

                                                          September 30,  December 31,
                                                              2001           2000
Net voluntary unpaid losses and LAE reserves.............   $570,156       $544,585
Voluntary salvage and subrogation recoverable............    (76,639)       (65,505)
Assumed unpaid loss and LAE reserves from C.A.R..........    122,623        127,631
Assumed salvage and subrogation recoverable from C.A.R...    (20,844)       (20,844)
 Total voluntary and assumed unpaid loss and LAE reserves    595,296        585,867
Adjustment for ceded unpaid loss and LAE reserves........    101,884         97,273
Adjustment for ceded salvage and subrogation recoverable.     (9,000)        (9,000)
 Total unpaid loss and LAE reserves......................   $688,180       $674,140

     The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments as reflected in the Consolidated Statements of Cash Flows on pages 5 and 6.

     The Company's operating activities provided cash of $72,607 in the first nine months of 2001, as compared to $87,514 during the same period a year ago. These cash flows were primarily impacted by the fact that while premiums collected increased $68,573 or 9.5% in the first nine months of 2001, losses and LAE paid increased $81,516 or 16.7%, policy acquisition costs paid increased $15,702 or 8.0%, and federal income tax payments decreased $4,851 or 16.8% in the first nine months of 2001 as compared to the same period a year ago. The increase in losses and LAE paid were primarily attributable to increased business, with increased auto and homeowner property payments due to adverse weather conditions primarily in the first six months of 2001 as compared to the same period last year, coupled with a lag in salvage and subrogation activity. The increase in policy acquisition costs relates primarily to increased business. Premium finance and service fees increased 15.7% as compared to the same period a year ago, primarily as a result of increased business.

The Commerce Group, Inc. and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

     For the first nine months of 2001 net cash flows from investing activities provided cash of $78,177, as compared to net cash flows used in investing activities of $61,875 for the same period in 2000. The majority of the $140,052 difference was a $72,862 decrease in purchases of fixed maturities, a $36,552 decrease in the purchase of preferred stock mutual funds, a $10,233 increase from proceeds from sale of equity securities, a $13,227 decrease in purchases of other invested assets, and a $7,424 increase in proceeds from sales and maturities of fixed maturities, offset by a $4,380 increase in purchase of equity securities. Investing activities were funded by accumulated cash and cash provided by operating activities during 2001 and 2000.

     Cash flows used in financing activities totaled $43,574 during the first nine months of 2001 compared to $37,145 during the same period a year ago.
The 2001 cash flows used in financing activities consisted of dividends paid to stockholders of $29,986 and $13,588 used to purchase 362,900 shares of treasury stock under the company's stock buy-back program. The 2000 cash flows used in financing activities consisted of dividends paid to stockholders of $29,374 and $7,771 used to purchase 299,700 shares of Treasury Stock under the Company's stock buyback programs.

     The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. The carrying value (at market and equity) of total investments at September 30, 2001 was $1,491,709. At September 30, 2001, the Company held cash and cash equivalents of $177,731. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company continues to monitor interest rates on long-term securities and intends to maintain its short position until such time as the Company believes long-term rates have appropriately firmed. The Company also relies upon dividends from its subsidiaries for its cash requirements. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders may, within certain limitations, pay such dividends and then file a report with the Commissioner. Dividends in excess of these limitations are called extraordinary dividends. No extraordinary dividends were paid in 2001 or 2000. Similar laws exist in California and Ohio. No extraordinary dividend was paid by American Commerce in 2001 or 2000 and no dividends were paid by Commerce West since its acquisition.

     Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns, to optimize tax planning and to realize gains. This practice will continue in the future.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's annualized statutory premiums to surplus ratio was 1.55 to 1.00 and 1.82 to 1.00 for the period ended September 30, 2001 and 2000, respectively.

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

     As part of its investing activities, the Company assumes positions in fixed maturity, stock, short-term and cash equivalents markets. The Company is, therefore, exposed to the impacts of interest rate changes in the market value of investments. For 2001, the Company's exposure to interest rate changes and equity price risk has been estimated using sensitivity analysis. The interest rate impact is defined as the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks. The equity price risk is defined as a hypothetical change of plus-or-minus 10% in the fair value of common stocks. Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. Based on the results of the sensitivity analysis at June 30, 2001 and 2000, the Company's estimated market exposure for a 200 basis point increase (decrease) in interest rates were calculated. A 200 basis point increase results in a decrease in the market value of the fixed maturities and preferred stocks of $82,255 and $92,081, respectively. A 200 basis point decrease results in an increase in the market value of the same securities of $51,647 and $53,676, respectively. The equity price risk impact at September 30, 2001, based upon a 10% increase in the fair value of common stocks and preferred stock mutual funds, would be an increase of $10,424 and $30,681 respectively. Based upon a 10% decrease, common stocks and preferred stock mutual funds would decrease $10,424 and $30,681 respectively. Long-term interest rates (30-year Treasury Bond) were 5.42% at September 30, 2001 and 5.87% at September 30, 2000. Long-term interest rates (30-year Treasury Bond) decreased to 5.46% at December 31, 2000 from 6.48% at December 31, 1999.

Stock Buyback and Dividends

     The Company purchased 362,900 shares of Treasury stock under the buyback program through September 30, 2001 at an average cost of $37.44, all purchased during the third quarter (299,700 shares were purchased during the nine months ended September 30, 2000 at an average cost of $26.33). The Company currently holds 4,609,548 shares of Treasury stock. At September 30, 2001, the Company has the ability to purchase 533,700 additional shares of Treasury stock under the current Board of Directors authorization.

     On September 20, 2001, the Company paid a quarterly dividend of $0.30 to stockholders of record as of September 1, 2001. The Company increased its quarterly dividend to stockholders from $0.29 to $0.30 during the second quarter of 2001.

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

The Commerce Group, Inc. and Subsidiaries

     SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. SFAS No. 142 will be effective January 1, 2002. The Company has evaluated the impact of adopting the provisions of SFAS No. 142 on earnings and financial position for the year ended December 31, 2002. Effective January 1, 2002, in accordance with SFAS No. 142, the Company will cease amortizing the "excess of book value of subsidiary interest over cost" which is estimated to be valued at $5.0 million at year end 2001. The amortization of this amount results in approximately $0.10 per share of annual operating earnings after taxes. Additionally, the Company will no longer amortize the negative goodwill resulting from the purchase of preferred stock mutual funds effective January 1, 2002. The amount of negative goodwill at year-end is estimated to be $6.8 million. The estimated amortization in 2001 of negative goodwill resulting from the purchase of preferred stock mutual funds will be approximately $0.25 per share of earnings classified as capital gains. Both the excess of book value of subsidiary interest over cost and the negative goodwill on preferred stock mutual funds will be written off to income in the first quarter of 2002 and classified as a change in accounting principle. The estimated per share income impact for this change is $0.35.


Effects of Inflation and Recession

     The Company generally is unable to recover the costs of inflation in its personal automobile insurance line since the premiums it charges are subject to state regulation. Additionally, the premium rates charged by the Company for personal automobile insurance are adjusted by the Commissioner only at annual intervals. Such annual adjustments in premium rates may lag behind related cost increases. Economic recessions may also have an impact upon the Company, primarily through the policyholder's election to decrease non-compulsory coverages afforded by the policy and decreased driving, each of which tends to decrease claims.

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


Company Website

     Additional supplemental financial information is available on the Company's website at http://www.commerceinsurance.com, under the "Links" section of the "News & Investors" tab.

The Commerce Group, Inc. and Subsidiaries


PART II - OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)    Form 8-K - none filed during the third quarter of 2001.




















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



(a)    Form 8-K - none filed during the third quarter of 2001.

















SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             THE COMMERCE GROUP, INC.







                                      Randall V. Becker
                           Treasurer and Chief Accounting Officer