Form 10-K
period 2001-12-31
COMMERCE GROUP INC /MA
filed 2002-04-01
CIK 811612

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                       FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [X]    No  [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2002, was approximately $868,663,536.

     As of March 22, 2002, the number of shares outstanding of the registrant's common stock (exclusive of treasury shares) was 32,950,452.

                          DOCUMENTS INCORPORATED BY REFERENCE

     Parts I and II of this Form 10-K incorporate by reference information from the registrant's annual report to stockholders for the fiscal year ended December 31, 2001 (the "2001 Annual Report"). The 2001 Annual Report, except for portions thereof, which have been specifically incorporated by reference, shall not be deemed "filed" as part of this Form 10-K.

     Portions of the registrant's definitive Proxy Statement for its annual meeting of stockholders, which the Company intends to file within 120 days after the end of the registrant's fiscal year ended December 31, 2001, are incorporated by reference into Part III hereof as provided therein.

                                     TABLE OF CONTENTS

                                                                                      Page
Glossary of Selected Insurance Terms..............................................      3

Part I

Item 1.   Business................................................................      7
          A.    General...........................................................     12
          B.    Commonwealth Automobile Reinsurers................................     16
          C.    Marketing.........................................................     17
          D.    Underwriting......................................................     20
          E.    Reinsurance.......................................................     21
          F.    Settlement of Claims..............................................     23
          G.    Loss and Loss Adjustment Expense Reserves.........................     24
          H.    Operating Ratios..................................................     28
          I.    Investments.......................................................     29
          J.    Regulation........................................................     32
          K.    Competition.......................................................     36
          L.    Other Matters.....................................................     37
Item 2.   Properties..............................................................     38
Item 3.   Legal Proceedings.......................................................     39
Item 4.   Submission of Matters to a Vote of Security Holders.....................     39
Item 4A.  Executive Officers of the Registrant....................................     39

Part II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters....     41
Item 6.   Selected Financial Data.................................................     42
Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations..................................................     42
Item 7A.  Qualitative and Quantitative Disclosures about Market Risk..............     42
Item 8.   Financial Statements and Supplementary Data.............................     42
Item 9.   Changes in and Disagreements with Independent Auditors on Accounting
           and Financial Disclosure...............................................     42

Part III

Item 10.  Directors and Executive Officers of the Registrant......................     42
Item 11.  Executive Compensation..................................................     42
Item 12.  Security Ownership of Certain Beneficial Owners and Management..........     43
Item 13.  Certain Relationships and Related Transactions..........................     43

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........     43
          Signatures..............................................................     44
          Index to Financial Statement Schedules..................................     46
          Index to Exhibits.......................................................     57

                     GLOSSARY OF SELECTED INSURANCE TERMS

Affinity group marketing program... In Massachusetts, an "affinity group marketing program"
                                    is any system, design or plan whereby motor vehicle or
                                    homeowner insurance is afforded to employees of an
                                    employer or to members of a trade union, association or
                                    organization in accordance with those provisions of
                                    M.G.L. c. 175, s. 193R, distinguishing such plans from a
                                    "mass-merchandising plan".

                                    Specifically, an affinity group marketing program
                                    contemplates the issuance of such insurance through
                                    other than standard policies that generally preclude
                                    individual underwriting, generally contains an option to
                                    continue coverage by a standard policy upon termination
                                    of employment or membership, restricts cancellation,
                                    requires the continuance of certain participation in
                                    ways not applicable to standard policies, and provides
                                    for the downward modification of rates based upon the
                                    experience of the insured group.

Assumed premiums................... Premiums acquired or allocated to an insurer other than through its independent agencies.

A.M. Best.......................... A.M. Best Company, Inc. is a rating agency reporting on the financial condition of insurance companies.  A.M.
                                    Best's statistics cited in this Form 10-K are based upon
                                    information voluntarily submitted to it by insurers.

Casualty insurance................. Insurance which is primarily concerned with the losses of the insured due to injuries to other persons and to
                                    the property of others, and the legal liability imposed
                                    on the insured resulting there from.

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

Commissioner....................... The Commissioner of the Division of Insurance of
                                    the Commonwealth of Massachusetts.

Commonwealth Automobile
Reinsurers ("C.A.R.").............. C.A.R. is a Massachusetts mandated reinsurance mechanism, under which all premiums, expenses and losses
                                    on ceded business are shared by all insurers. It is
                                    similar to a joint underwriting association because a
                                    number of insurers (39 in 2001) act as Servicing
                                    Carriers for the risks it insures.

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

Incurred but not reported
reserves ("IBNR").................. Reserves for estimated losses which have been incurred by insureds but not yet reported to the insurer.

Incurred losses.................... The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred
                                    losses include a provision for IBNR and Salvage and
                                    Subrogation.

Inland marine insurance............ As used by the Company, insurance that provides protec-
                                    tion for specific types of personal property, such as
                                    jewelry, coins and fine arts, over the limits covered in
                                    a standard homeowners insurance policy.

Loss adjustment expenses ("LAE")... The expenses relating to settling claims, including legal and other fees and the portion of general company
                                    expenses allocated to claim settlement costs.

LAE ratio.......................... The ratio of LAE, net of reinsurance recoveries, to earned premiums.

Loss and LAE ratio................. The ratio of incurred losses plus LAE, net of reinsurance recoveries, to earned premiums.

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

Participation ratio................ A Massachusetts insurer's share of the C.A.R. deficit based upon the insurer's market share of automobile
                                    risks not reinsured through C.A.R., adjusted for
                                    utilization of C.A.R. and credits for voluntarily
                                    writing less desirable under priced business and ceded
                                    exclusions.

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

Servicing Carrier.................  An automobile insurer writing business in Massachusetts which can reinsure risks through C.A.R. while remaining
                                    responsible for servicing the related policies and which
                                    must provide a market for ERPs assigned to it by C.A.R.

Soft market........................ An insurance market in which the supply of insurance exceeds the current demand and premiums are relatively
                                    low.

Statutory accounting practices      Recording transactions and preparing financial state-
                                    ments in accordance with the rules and procedures
                                    prescribed or permitted by an insurer's state insurance
                                    regulatory authority for the purposes of financial
                                    reporting to regulators, which in general reflect a
                                    liquidating, rather than going concern, concept of
                                    accounting.

Statutory surplus.................. The excess of admitted assets over total liabilities
                                    (including loss reserves), determined in accordance with
                                    SAP.

Take-all-comers.................... A phrase used to characterize the Massachusetts personal automobile insurance system under which all insurers
                                    are required to underwrite and accept virtually all
                                    risks submitted to them.

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

                                     PART I

ITEM 1. BUSINESS

     The Commerce Group, Inc. (the "Company"), was incorporated in 1976. The Company is engaged in providing personal and commercial property and casualty insurance primarily in Massachusetts through its principal subsidiary, The Commerce Insurance Company ("Commerce"), which was incorporated in 1971 and began writing business in 1972. The Company's predominant insurance line is motor vehicle insurance, primarily covering Massachusetts personal automobiles. The Company also offers commercial automobile, homeowners, inland marine, fire, general liability and commercial multi-peril insurance. The Company also writes insurance in California and Oregon through Commerce West Insurance Company ("Commerce West"), primarily a personal automobile insurer located in Pleasanton, California. Additionally, the Company writes insurance through American Commerce Insurance Company ("American Commerce"), which it acquired on January 29, 1999. Located in Columbus, Ohio, American Commerce, is a wholly-owned subsidiary of ACIC Holding Co., Inc. with policies in 26 states and licenses in several others. In November of 1998, Commerce formed ACIC Holding Co., Inc., in a joint venture with AAA Southern New England ("AAA SNE") and invested $90,800,000 to fund the acquisition of the Automobile Club Insurance Company whose name was changed to American Commerce upon completion of the acquisition. Commerce invested $90,000,000 in the form of preferred stock and an additional $800,000 representing an 80% common stock ownership. AAA SNE invested $200,000 representing a 20% common stock ownership. The terms of the preferred stock call for Commerce to receive quarterly cash dividends at the rate of 10% per annum from ACIC Holding, Co., Inc. In the event cash dividends cannot be paid, additional preferred stock will be issued. Since 1995, Commerce has maintained an affinity group marketing relationship with AAA Insurance Agency, Inc., a subsidiary of AAA SNE. AAA Insurance Agency, Inc. has been a licensed insurance agent of Commerce since 1985. In addition to the property and casualty insurance business, the Company originates residential and commercial mortgages, within Massachusetts and on a limited basis in Connecticut and operates an insurance agency dealing in a full line of insurance products, including those of the Company.

     The Company's business strategy is to focus its insurance activities primarily on the personal automobile market. The Company has over 1,042,000 polices in force, over 875,000 throughout the Commonwealth of Massachusetts and over 167,000 in the 27 states served by Commerce West and American Commerce. The Company, through Commerce and Citation Insurance Company ("Citation"), wholly-owned subsidiaries of Commerce Holdings, Inc. ("CHI"), which is a wholly-owned subsidiary of the Company, has been the largest writer of personal property and casualty insurance in Massachusetts in terms of market share of direct premiums written since 1990. At year end 2001, the Company's Massachusetts private passenger automobile market share was 23.3%, up from 22.3% in 2000. The Company is the second largest writer of Massachusetts homeowners insurance and the third largest writer of commercial automobile insurance in the Commonwealth. In addition, the Company's combined insurance companies were also ranked the 26th largest personal automobile insurance group in the country by A.M. Best, based on the most recently available direct premium written information.

The accompanying table lists direct premiums written for the years ended December 31, 2001 and 2000 for Massachusetts and other states business:

Direct Premiums Written, Year Ended December 31, 2001 (Dollars in thousands)

                         Massachusetts  All Other States     Total      % of Total
Personal Automobile...... $  859,922       $122,320      $  982,242       85.2%
Homeowners...............     73,254         18,710          91,964        8.0
Commercial Automobile....     58,088          1,514          59,602        5.2
Other Lines..............     17,885            714          18,599        1.6
         Total........... $1,009,149       $143,258      $1,152,407      100.0%

Direct Premiums Written, Year Ended December 31, 2000 (Dollars in thousands)

                         Massachusetts  All Other States     Total      % of Total
Personal Automobile...... $  827,180       $103,496      $  930,676       86.9%
Homeowners...............     65,662         16,498          82,160        7.7
Commercial Automobile....     43,243            104          43,347        4.0
Other Lines..............     14,860            606          15,466        1.4
         Total........... $  950,945       $120,704      $1,071,649      100.0%

     The Company attributes its success primarily to its strong relationships with professional independent agencies that provide quality business for the Company. Other factors that have been important to its success include an in-depth understanding of the Massachusetts regulatory and underwriting environments, an ability to operate efficiently with economies of scale, advanced information systems, an extensive underwriting database and, beginning in 1995, the ability to compete in an affinity group marketing environment.

     Because the Company offers its product lines only through independent agencies, its relationships with those agencies are critical to its continued success. The Company believes that it is the preferred provider for most of its agencies and that, as a result of such position, it has gained access to policyholders with average or above-average underwriting profit characteristics in its personal and commercial automobile insurance lines. The Company carefully selects and retains agencies whose premium growth and loss ratio experience meet the Company's agency criteria, and devotes substantial resources to fostering and maintaining strong relationships with its existing agencies. The Company pays its agencies significant compensation in the form of profit sharing, which is based in part on the underwriting profits of the agency's business written with the Company. In addition, the Company occasionally sponsors incentive award trips to encourage agent profitability and growth. Refer to "Part I Item 1C
- Marketing" for the details. Based upon agency surveys conducted several times a year, the Company believes it is attentive to the needs and requirements of its agencies. The Company emphasizes its commitment to the Massachusetts insurance market, its responsiveness in servicing claims and its internal support for agency operations, including direct billing of insureds, direct claim reporting, on-line inquiry systems for its agents and by providing competitively priced automobile insurance programs and products.

Massachusetts Business

     The Company's focus on automobile and homeowners insurance primarily in Massachusetts (over 86% of total direct premiums written) has also been a factor in its success. The terms, conditions and mandated rates of personal automobile insurance are subject to extensive regulation. Because the Company has primarily served the Massachusetts market, it has both an in-depth understanding of this market and the ability to respond effectively to shifts in the state's regulatory and underwriting environments. Currently, the Company is required to accept virtually all automobile insurance business submitted to it by its agencies. The Company's ability to underwrite this business profitably, however, depends on its understanding of the risks in the business as well as its management of reinsurance through C.A.R.

     The Company has actively pursued affinity group marketing programs since 1995. The primary purpose of affinity group marketing programs is to provide participating groups with a convenient means of purchasing private passenger automobile insurance through associations and employer groups. Emphasis is placed on writing larger affinity groups, although accounts with as few as 25 participants are considered. Affinity groups are eligible for rate discounts, which must be filed annually with the Division of Insurance. In general, the Company looks for affinity groups with mature/stable membership, favorable driving records and below average turnover ratios. Participants who leave the sponsoring group during the term of the policy are allowed to maintain the policy until expiration. At expiration, a regular Commerce policy may be issued through the agency at the insured's option.

     Since the latter part of 1995, Commerce has been a leader in affinity group marketing through agreements with the four American Automobile Association Clubs of Massachusetts ("AAA clubs") offering discounts on private passenger automobile insurance to the clubs' members who reside in Massachusetts. A 6% discount was approved for policies effective January 1, 2002, which is the same as the discount for 2001. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and has been the primary reason for a 62.6% increase in the number of personal automobile exposures written by Commerce since year-end 1995 (the AAA affinity group program incepted in October of 1995). In 2001, total direct premiums written attributable to the AAA group business were $545,496 or 47.3% of the Company's total direct premiums written (63.4% of the Company's total Massachusetts personal automobile premium), an increase of 1.8% over 2000. Total exposures attributable to the AAA clubs group business were 581,455 or 63.3% of total Massachusetts personal automobile exposures in 2001, as compared to 559,696 or 64.5% in 2000. Of the total Massachusetts automobile exposures written through the AAA affinity group program by the Company, approximately 13.0% were written through insurance agencies owned by the AAA clubs (8.7% of total Massachusetts automobile exposures). The remaining 87.0% of the AAA group program was written through the Company's network of independent agents (91.3% of total Massachusetts automobile exposures).

     Massachusetts law allows two years to reach the required group penetration level of 35%. Commerce has continued to maintain AAA member participation in excess of 35% through December 31, 2001, when it was estimated at approximately 40%. The two-year penetration requirement was waived by the Massachusetts Legislature for 2000, 2001 and 2002. Waiving the penetration requirements allows insurance companies to continue offering group discounts without reaching the 35% level.

     Commerce and the AAA clubs have agreed that Commerce shall be their exclusive under-writer of Massachusetts personal automobile group programs. A rolling three-year contract exists between Commerce and the AAA clubs which renews automatically and may be terminated upon a minimum of three years written notice to either party.

     Through 2000, the Company has offered its Massachusetts customers safe driver deviations to drivers with SDIP classifications of either Steps 9 or 10 and to only Step 9 drivers in 2001. Safe driver deviations are rate discounts based on the customer's driving record and resulting SDIP classification and must be approved annually by the Commissioner. Steps 9 and 10 are the two best driver SDIP classifications in Massachusetts, representing drivers with no at fault accidents and not more than one minor moving vehicle violation in the last six years. In 2002, in response to the average personal automobile rate decisions over the last several years, the Company did not file for SDIP Step 9 or Step 10 deviations, for policies incepting in the 2002 calendar year. During 2001, 55.0% of the Company's exposures were eligible for Step 9 deviations, versus 55.1% and 14.0%, eligible for Step 9 and Step 10 deviations in 2000.

     The Company's other than personal automobile products tend to be derived from its other two core product lines and therefore have had relatively predictable risk profiles. The Company offers a preferred risk homeowners product through Citation, which has an alternative pricing schedule for selected insureds meeting more restrictive underwriting guidelines. Citation also provides a separate rating tier for preferred commercial automobile business. Approximately 17% of the voluntary commercial automobile premium produced by its voluntary agents in 2001 was written by Citation. Citation also produced 49.0% of Massachusetts homeowner business based on direct premiums written. The Company expects that these secondary rating tiers will continue to assist the Company in retaining its better commercial automobile and homeowner accounts. The Company also expects to further increase the percentage of commercial automobile business that can be retained voluntarily by the Company in 2002 and beyond.

     The Company's long-term commitment to providing consistent markets for Massachusetts independent agencies, coupled with the withdrawal by several national companies from the Massachusetts personal automobile market, which occurred during the years 1987 through 1991, has been a significant factor in enabling the Company to increase and maintain its market share by contracting with agencies, which meet its agency criteria. The Company believes that Massachusetts agencies are more likely to seek to develop and expand relationships with domestic insurers, which, like the Company, have a long-term commitment to and focus on the Massachusetts personal automobile market.

     During the past few years, the Company has devoted substantial time and resources to the development of its current information systems, which enhanced both its underwriting and its agency support. Through the use of several customized software programs, the Company has the ability to analyze its internal historical underwriting data and use such information in making, in the Company's belief, more informed underwriting decisions. In particular, the Company believes that the amount and extent of detail data accumulated as a result of its share of the Massachusetts personal automobile market gives the Company a competitive advantage in determining which automobile risks to reinsure through C.A.R. The Company's information systems also enable it to provide extensive support to its agencies. This support includes a direct billing system, which covers over 98% of the Company's policyholders, an on-line inquiry system, which allows agencies to ascertain the status of pending claims and direct bill information and a system which allows Company agencies to quote premiums for the Company's three core product lines directly to policyholders. The Company has developed claims and direct bill inquiry, along with providing agents access to correspondence, manuals and reports via the Internet. This service is available to all agents. During 2001, approximately 504 agents had access to this service, which represents over 90% of all Massachusetts agents.

Other States Business

     Direct premiums written in states other than Massachusetts by Commerce West and American Commerce, increased $22,554,000 or 18.7%. Roughly half of this growth resulted from an increase of $11,505,000 or 44.5% in personal automobile direct premiums written by Commerce West. The growth from Commerce West is primarily attributable to non-standard automobile business. Commerce West began writing in this segment of the market in late 1999. Commerce West also began writing commercial automobile in late 2000, resulting in writings of $1,514,000 in 2001. American Commerce direct premiums written increased $9,655,000 or 10.2%, primarily due to an increase in personal automobile premiums of $7,319,000 or 9.4%. American Commerce also experienced a 13.4% increase in homeowners premiums written. American Commerce, which writes business in 26 states, wrote greater than 90% of its business in eleven states.

     Commerce West premiums and the eleven states with the highest percentages of premiums written by American Commerce are shown in the following table:

                                                           % of Direct Premiums
            Company                 State                     Written by State
                                                              2001       2000
            Commerce West           California............    89.8%      99.1%
                                    Oregon................    10.2%       0.9%
                                         Total............   100.0%     100.0%
            American Commerce       Arizona...............    20.9%      21.5%
                                    Rhode Island..........    14.3%      10.8%
                                    Ohio..................    12.6%      11.6%
                                    Oregon................    10.5%      10.2%
                                    Washington............     8.0%       8.1%
                                    Oklahoma..............     7.7%       6.4%
                                    Kentucky..............     5.9%       5.8%
                                    Indiana...............     4.6%       3.5%
                                    West Virginia.........     2.5%       2.7%
                                    Idaho.................     2.5%       2.4%
                                    Tennessee.............     2.4%       2.2%
                                    Other states..........     8.1%      14.8%

                                         Total............   100.0%     100.0%

     The decrease in other states for American Commerce is primarily attributable to business in several states being moved to other insurance companies affiliated with the ownership of the agencies representing that business. These and some future moves for business in other states were anticipated at the time the Company negotiated the acquisition of American Commerce.

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

     The Company manages its market risk by focusing on higher quality equity and fixed income investments, by periodically monitoring the credit strength of companies in which investments are made, by limiting exposure in any one investment and by monitoring the quality of the investment portfolio by taking into account credit ratings assigned by recognized rating organizations. Of the Company's bonds, 97.9% are rated in either of the two highest qualities categories provided by the NAIC. Although the Company has significant holdings of various closed-end preferred stock mutual funds, these funds are comprised primarily of preferred stocks traded on national stock exchanges, thus limiting exposure to any one investment.

     As part of its investing activities, the Company assumes positions in fixed maturity, equity, short-term and cash equivalents markets. The Company is, therefore, exposed to the impacts of interest rate changes in the market value of investments. At December 31, 2001, the Company's exposure to interest rate changes and equity price risk has been estimated using sensitivity analysis. The interest rate impact is defined as the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks. The equity price risk is defined as a hypothetical change of plus-or-minus 10% in the fair value of common stocks. Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. Based on the results of the sensitivity analysis at December 31, 2001, the Company's estimated market exposure for a 200 basis point increase (decrease) in interest rates was calculated. A 200 basis point increase results in a $83,611,000 decrease in the market value of the fixed maturities and preferred stocks. A 200 basis point decrease results in a $47,436,000 increase in the market value of the same securities. The equity price risk impact at December 31, 2001, based upon a 10% increase in the fair value of common stocks and preferred stock mutual funds, would be an increase of $10,746,000 and $31,567,000, respectively. Based upon a 10% decrease, common stocks and preferred stock mutual funds would decrease $10,746,000 and $31,567,000, respectively. Long-term interest rates (30-year Treasury Bond) increased slightly to 5.47% at December 31, 2001 from 5.46% at December 31, 2000. The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions such as the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, reinvestment and replacement of asset and liability cash flows and others. While assumptions are developed based upon current economic conditions, the Company cannot provide any assurance as to the predictive nature of these assumptions. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that management might take in responding to or anticipating changes in interest rates.


A. General

Insurance Lines

     Commerce and Citation, the Company's Massachusetts property and casualty insurance subsidiaries, currently have a combined A.M. Best's rating of A+ (Superior). Commerce West, and American Commerce currently have A.M. Best's ratings of A (Excellent). According to Best's, an insurer with a Superior rating has achieved superior overall performance and has shown the strongest ability to meet their policyholder and other contractual obligations when compared to the norms of the property and casualty insurance industry. An insurer with an Excellent rating has demonstrated, in A.M. Best's opinion, excellent overall performance when compared to standards developed by A.M. Best.

     The following table compares direct premiums written, net premiums written and earned premiums for the years ended December 31, 2001 and 2000:


(Dollars in thousands)                                 Years Ended December 31,

                                                  2001       2000     $ Change  % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts......  $  859,922  $  827,180  $ 32,742      4.0%
  Personal Automobile in All Other States...     122,320     103,496    18,824     18.2%
  Commercial Automobile in Massachusetts....      58,088      43,243    14,845     34.3%
  Commercial Automobile in All Other States.       1,514         104     1,410        *
  Homeowners in Massachusetts...............      73,254      65,662     7,592     11.6%
  Homeowners in All Other States............      18,710      16,498     2,212     13.4%
  Other Lines in Massachusetts..............      17,885      14,860     3,025     20.4%
  Other Lines in All Other States...........         714         606       108     17.8%

     Total Direct Premiums Written..........  $1,152,407  $1,071,649  $ 80,758      7.5%

Net Premiums Written:
  Personal Automobile in Massachusetts......  $  864,900  $  839,394  $ 25,506      3.0%
  Personal Automobile in All Other States...     122,256     103,719    18,537     17.9%
  Commercial Automobile in Massachusetts....      60,986      44,848    16,138     36.0%
  Commercial Automobile in All Other States.       1,477         104     1,373        *
  Homeowners in Massachusetts...............      20,364      17,547     2,817     16.1%
  Homeowners in All Other States............       4,576      (1,658)    6,234        *
  Other Lines in Massachusetts..............       4,236       4,916      (680)   (13.8%)
  Other Lines in All Other States...........         172          41       131    319.5%

     Total Net Premiums Written.............  $1,078,967  $1,008,911  $ 70,056      6.9%

Earned Premiums:
  Personal Automobile in Massachusetts......  $  776,552  $  714,972  $ 61,580      8.6%
  Personal Automobile in All Other States...     116,479     100,101    16,378     16.4%
  Commercial Automobile in Massachusetts.....     43,008      32,548    10,460     32.1%
  Commercial Automobile in All Other States.         711          19       692        *
  Homeowners in Massachusetts...............      19,119      17,364     1,755     10.1%
  Homeowners in All Other States............       3,731       4,186      (455)   (10.9%)
  Other Lines in Massachusetts..............       3,290       3,434      (144)    (4.2%)
  Other Lines in All Other States...........         158         162        (4)    (2.5%)
  Assumed Premiums from C.A.R...............      80,176      81,300    (1,124)    (1.4%)
  Assumed Premiums from Other than C.A.R....         428         397        31      7.8%

     Total Earned Premiums..................  $1,043,652  $  954,483  $ 89,169      9.3%

  Earned Premiums in Massachusetts..........  $  841,969  $  768,318  $ 73,651      9.6%
  Earned Premiums-Assumed...................      80,604      81,697    (1,093)    (1.3%)
  Earned Premiums in All Other States.......     121,079     104,468    16,611     15.9%

     Total Earned Premiums..................  $1,043,652  $  954,483  $ 89,169      9.3%

*Calculation is not meaningful.

     The Company's principal insurance line is personal automobile insurance. The Company offers automobile policyholders the following types of coverage: bodily injury liability coverage, including underinsured and uninsured motorist coverage, personal injury protection coverage, property damage liability coverage and physical damage coverage, including fire, theft and other hazards specified in the policy. In Massachusetts, policies are written for one-year terms. Personal automobile policies written by Commerce West and American Commerce outside of Massachusetts are primarily written for a policy term of six months. The Company's published liability limits for Massachusetts business written by Commerce is $500,000 per person for bodily injury, $1,000,000 per accident and $100,000 for property damage. Liability limits of $100,000 per person injured, $300,000 per accident and $100,000 for property damage are the limits most commonly purchased from the Company in Massachusetts. For California business written by Commerce West, liability limits of $15,000 per person injured and $30,000 per accident are most commonly purchased. For Oregon business written by Commerce West, liability limits of $25,000 per person insured and $50,000 per accident are most commonly purchased. For business written by American Commerce, liability limits of $100,000 per person injured and $300,000 per accident are most commonly purchased.

Massachusetts Automobile Business

     In Massachusetts, private passenger automobile insurance is subject to extensive regulation. Owners of registered automobiles are generally required to maintain certain minimum automobile insurance coverages. With very limited exceptions, automobile insurers are required by law to issue a policy to any applicant seeking to obtain such coverages. Companies in Massachusetts are also assigned agents, known as Exclusive Representative Producers ("ERPs"), based primarily on market share, that have been unable to obtain a voluntary contract with an insurance carrier. Marketing and underwriting strategies for companies operating in Massachusetts are limited by maximum premium rates and minimum agency commission levels for personal automobile insurance, both of which are mandated by the Massachusetts Commissioner of Insurance ("Commissioner"). In Massachusetts, accident rates, bodily injury claims, and medical care costs continue to be among the highest in the nation. According to the Automobile Insurers Bureau of Massachusetts ("A.I.B."), Massachusetts "has higher than average medical costs and liability claims involving attorneys". According to the A.I.B., Massachusetts personal automobile premium per policy, based upon on the latest available premium information from 1999, was 5th highest in the nation.

     During the three-year period from 1999 to 2001, average mandated Massachusetts personal automobile insurance premium rates decreased an average of 2.3% per year. The Commissioner approved no rate change in personal automobile premiums for 2002, as compared to an average rate decrease of 8.3% in 2001. Coinciding with the 2002 rate decision, the Commissioner also approved no change in the commission rate agents receive for selling private passenger automobile insurance from 12.3% in 2001.


                               State Mandated
                                 Average     Commerce Average Rate
                    Year       Rate Change    Change Per Exposure
                    2002          0.0%               5.0%(Estimated)
                    2001         (8.3%)             (1.9%)
                    2000          0.7%               6.2%
                    1999          0.7%               9.1%

     Although average mandated personal automobile premium rates were decreased by 8.3% in 2001, the Company's average rate decreased 1.9% per exposure. The 1.9% decrease for 2001 was primarily the result of the state mandated average rate decrease offset by decreases in the SDIP deviations for Step 9 and Step 10 drivers, the two best driver SDIP classifications in Massachusetts. The Company decrease was also due to the facts that the rate decision did not anticipate purchases of new automobiles in the year to which the rate decision applied and, secondly, the Company's mix of personal automobile business differs from that of the industry.

     The 1999 average rate decision was partially driven by corrections for an industry error that had impacted prior year rate decisions. The industry error resulted from a miscalculation of industry expense allowances that had the effect of over-stating rates for 1991 through 1996. Mandated rates for 1997, 1998 and 1999 included an adjustment to recoup the effects of this error from the industry. The adjustment included in the rate decision to recoup the error was phased in during 1997, 1998 and 1999. The earned premium impact of this, coupled with the impact of a previous year imbalance in the SDIP, was approximately $14.0 million for 1999. The earnings per share after-tax impact resulting from lower earned premiums were estimated at $0.26 for 1999.

     The Company also offers homeowners insurance in Massachusetts, including a very limited amount of policies in designated coastal areas. The Company's standard homeowners policy is an all risk, replacement cost insurance policy covering a dwelling and the content contained therein. The Company's published limits of liability for property damage to a dwelling are a minimum coverage of $60,000 and a maximum coverage of $750,000, although some policies over this amount are written on an exception basis. For personal liability, the minimum coverage is $100,000 and the maximum coverage is $1,000,000. The average dwelling coverage amount per policy is approximately $175,000, and generally, the average amount of contents coverage is 70% of the amount of coverage for the dwelling, with limitations on the amount of coverage per item placed on securities, cash, jewelry, furs, silverware, computer equipment and firearms. However, additional coverage for such items can be purchased on a scheduled personal property basis. The Company also offers $1,000,000, $2,000,000 and $3,000,000 personal liability umbrella coverage which is reinsured through American Reinsurance Corporation. Similar coverages are offered by American Commerce as part of its homeowner business.

     The Company offers a preferred homeowners product through Citation, which has higher policy limits and a lower premium structure and is designed primarily for homes with above-average market values. The Company also applies more stringent underwriting criteria by, among other things, limiting the product to homes with modern electrical systems.

     The Company also offers inland marine, fire, general liability and commercial multi-peril insurance in Massachusetts. Commerce West predominantly writes private passenger automobile insurance in California and Oregon through 617 independent insurance agencies and brokers. All business is underwritten at the Company's headquarters located in Pleasanton, California. Although primarily writing preferred business, Commerce West began writing non-standard business in late 1999. American Commerce predominantly writes private passenger automobile and homeowners insurance in 26 states exclusively through 36 AAA independent insurance agencies. Products are similar to those offered by Commerce and Citation. All business is underwritten at the Company's headquarters located in Columbus, Ohio. Both Companies target preferred insurance risks.

Mortgage Operations

     Insurance companies are authorized to invest in mortgages. The Company formed Bay Finance Company, Inc. ("Bay Finance") to originate and service residential and commercial mortgages in Massachusetts and, on a limited basis, in Connecticut. During fiscal 2001, 2000 and 1999 the mortgage operations accounted for approximately $3,640,000, or 0.3%, $5,407,000, or 0.5% and $5,429,000, or 0.6% of the Company's consolidated total revenues, respectively.

Insurance Agency

     Clark-Prout Insurance Agency, Inc. ("Clark-Prout") is a wholly-owned insurance agency that writes both for the Company and for other insurance companies. During fiscal 2001, 2000 and 1999, Clark-Prout's revenues amounted to $629,000, or 0.1%, $717,000, or 0.1% and $803,000, or 0.1% of
the Company's consolidated total revenues, respectively.

Segment Information

     The information in NOTE O in the Company's 2001 Annual Report is incorporated herein by reference.

B. Commonwealth Automobile Reinsurers

     A significant aspect of the Company's automobile insurance business relates to its interaction with C.A.R. C.A.R. is a state-mandated reinsurance mechanism, which enables the Company and the Servicing Carriers to reinsure any under priced automobile risk. Servicing Carriers, which are responsible for over 99.0% of total direct premiums written for personal automobile insurance in Massachusetts, are required to offer automobile insurance coverage to all eligible applicants pursuant to "take-all-comers" regulations, but may reinsure under priced business with C.A.R. In addition, Servicing Carriers are obligated to accept involuntary agencies, known as ERPs, from C.A.R. and to provide an automobile insurance market in Massachusetts for those agencies.

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

Company Private Passenger Participation Ratio for C.A.R. versus Market
Share

                               Company Participation         Company
               Year               Ratio in C.A.R.          Market Share
               2001*                   16.8%                   23.3%
               2000                    16.9%                   22.3%
               1999                    16.5%                   21.3%
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

     The C.A.R. utilization-based participation ratio has been in place since 1993, and individual companies in the marketplace make minor yearly changes to find their optimum balance between voluntary and ceded writings. In 2001, the Company ceded approximately $60,277,000 or 7.0% of the Company's Massachusetts personal automobile direct premiums written, compared to $60,038,000, or 7.3% in 2000. The Company's strategy has been to voluntarily retain more of the types of personal automobile business that are factored as credits favorably impacting the utilization formula. These credits result from voluntarily writing business in under-priced territories and for under-priced risks. As a result of increased voluntary retention in excess of the industry, the credits impacting the utilization formula have favorably affected the Company's participation ratio. As indicated in the above table, this ratio is several percentage points below the Company's estimated 23.3% share of the Massachusetts personal automobile market.

     Although commercial automobile insurance is a relatively smaller portion of the Company's total insurance writings, the related commercial automobile risk selection decisions remain an important element in determining profitability. In 2001, the Company ceded approximately $9,062,000 or 15.6% of its Massachusetts commercial automobile direct premiums written, as compared to $7,414,000 or 17.1% in 2000.

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


C. Marketing

     The Company markets its insurance products through a network of licensed independent agencies, 539 throughout Massachusetts (of which 131 are ERPs), 617 in California and Oregon for Commerce West, and 36 for American Commerce. The non-ERP independent agencies may also represent other insurance companies, some of which may compete directly with the Company. The independent insurance agencies are under contract with the Company's subsidiaries and must conduct their business according to the provisions of their contract. Contracts for Massachusetts agencies may be terminated by the Company upon 180 days' notice to the agency or at will by the agency.

Massachusetts Business

     The Company seeks to establish long-term relationships with agencies that can generate a sizable volume of business with profitable underwriting characteristics and for which the Company will be among the top two or three preferred writers of its core products. The Company also assesses whether the mix of a prospective agency's business will expand the Company's presence in one or more of its core product lines. In 2001, each agency representing the Company in Massachusetts produced an average of approximately $1,893,000 of Company direct premiums written or a 4.3% increase as compared to 2000. Also in Massachusetts during 2001, 201 agencies produced between $1.0 million and $2.0 million of direct premiums written, an additional 58 agencies produced between $2.0 million and $3.0 million, an additional 42 agencies produced between $3.0 million and $4.0 million and lastly, an additional 39 agencies produced over $4.0 million. The Company's three largest agencies produced approximately $67.5, $17.0 and $14.5 million of the Company's Massachusetts direct premiums written, respectively, or approximately 6.7%, 1.7% and 1.4% in 2001.

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

     Company agencies receive commissions on policies written for the Company and are eligible to receive contingent commissions through a profit sharing arrangement. The Commissioner annually establishes a minimum average direct commission for personal automobile insurance, which in 2001 was 12.3%. The Company's contingent commissions are tied to the underwriting profit on policies written by an agency. The Company generally pays up to 45% of the underwriting profit attributable to the agency's business. The arrangement for Massachusetts business utilizes a three year rolling plan, with one third of each of the current and the two prior years profit or loss calculations, summed to a single amount. This amount, if positive, is multiplied by the profit sharing rate and paid to the agent. To qualify for profit sharing, a three-year average loss ratio of 50% to 55% or better is generally required. C.A.R. credits for voluntary business written in urban areas or credits for writing youthful operators on a voluntary basis increase the loss ratio eligibility for profit sharing up to 55% from 50%. Books of business with no available credits must achieve a lower loss ratio. In 2001, total commission expensed by the Company to its agencies amounted to 15.5% of direct premiums written, of which direct commissions and contingent commissions constituted 14.1% and 1.4%, respectively, versus total commission expensed of 16.2%, of which 14.1% was direct and 2.1% was contingent in 2000. Direct commissions are higher than the personal automobile minimum commission rates primarily due to higher commission rates on SDIP Step 9 business coupled with higher commissions on other lines of business. In 2001, the Company's expense for contingent commissions was $14.0 million versus $19.5 million in 2000.

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

     Since the latter part of 1995, Commerce has been a leader in affinity group marketing through agreements with the four American Automobile Association Clubs of Massachusetts ("AAA clubs") offering discounts on private passenger automobile insurance to the AAA clubs' members who reside in Massachusetts. A 6% discount was approved for policies effective January 1, 2002, which is the same as the discount for 2001. Membership in these AAA clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and has been the primary reason for a 62.6% increase in the number of personal automobile exposures written by Commerce since year-end 1995 (the AAA affinity group program incepted in October of 1995). In 2001, total direct premiums written attributable to the AAA group business were $545,496 or 47.3% of the Company's total direct premiums written (63.4% of the Company's total Massachusetts personal automobile premium), an increase of 1.8% over 2000. Total exposures attributable to the AAA clubs' group business were 581,455 or 63.3% of total Massachusetts personal automobile exposures in 2001, as compared to 559,696 or 64.5% in 2000. Of the total Massachusetts personal automobile exposures written through the AAA affinity group program by the Company, approximately 13.0% were written through insurance agencies owned by the AAA clubs (8.7% of total Massachusetts automobile exposures). The remaining 87.0% of the AAA group program was written through the Company's network of independent agents (91.3% of total Massachusetts automobile exposures). For additional details, refer to the following table on discounts and deviations.

AAA Affinity Group Discount and SDIP Deviations     2002*   2001    2000    1999
   AAA Affinity Group Discount.................      6.0%    6.0%    6.0%    6.0%
   SDIP Step 9 Deviation.......................      0.0%    2.0%    6.0%    8.0%
   SDIP Step 10 Deviation......................      0.0%    0.0%    2.0%    3.0%

   Combined AAA Affinity Group Discount and
     Step 9 Deviation..........................      6.0%    7.9%   11.6%   13.5%
   Combined AAA Affinity Group Discount and
     Step 10 Deviation.........................      6.0%    6.0%    7.9%    8.8%

   *For policies with effective dates as of January 1, 2002 or thereafter.

Agreements for the Transfer of Massachusetts Business from Other Companies in 2002

     The Company entered into an agreement on September 28, 2001, with Berkshire Mutual Insurance Company ("Berkshire") for the transfer of Massachusetts personal automobile business written by Berkshire to The Commerce Insurance Company, effective January 1, 2002. Under terms of the agreement, Commerce agreed to offer agency contracts to independent agencies that represent Berkshire for personal automobile insurance in Massachusetts. This will allow agents of Berkshire the opportunity to offer Commerce automobile insurance policies to their customers whose policies renew in 2002. Commerce will assume all of Berkshire's obligations for future policy years beyond 2001 under the Massachusetts residual market system, (commonly known as C.A.R.), including assignment of Berkshire's involuntary agents. The Company received a cash payment of $7,000,000 from Berkshire in early January, 2002.

     The Company announced the formation of a marketing alliance with Horace Mann Educators Corporation on October 18, 2001. Under the terms of an agency agreement between Commerce and Horace Mann Service Corporation ("HMSC"), a licensed brokerage agency in the State of Massachusetts, HMSC will provide its personal automobile customers with Commerce policies. New personal automobile policies sold by HMSC will be insured with Commerce, beginning no later than January 1, 2002 at the policyholder's option. All personal auto policies currently written by HMSC will convert to Commerce policies upon renewal in 2002.

Other States

     Commerce West predominantly writes private passenger automobile insurance in California and Oregon through 617 independent insurance agencies and brokers. All business is underwritten at the Company's headquarters located in Pleasanton, California. Although primarily writing preferred business, Commerce West began writing non-standard business in late 1999. American Commerce predominantly writes private passenger automobile and homeowners insurance in 26 states exclusively through 36 AAA independent insurance agencies. All business is underwritten at the Company's headquarters located in Columbus, Ohio. Both Companies target preferred insurance risks.

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

Massachusetts Business

     The Company and each of the approximately 38 other Servicing Carriers must write all automobile risks submitted to them. Massachusetts personal automobile insurance rates are fixed annually by the Commissioner. All companies writing personal automobile policies are required to use such mandated rates, unless they have received prior approval from the Commissioner to offer a lower rate. The actual premium paid by a particular policyholder, however, is adjusted, either up or down, based upon the SDIP record of the insured operator. Moving violations and accidents for which the insured was at fault within the most recent six year period are used to determine each operator's SDIP surcharge or credit. The competitive nature of the Massachusetts personal automobile insurance market, which began in 1995, continued through 2001.

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

     Under Massachusetts law, residential property owners are strictly liable for damages caused by lead poisoning in children under age six residing in the premises, unless the property owner has a Letter of Compliance or a Letter of Interim Control (i.e. has taken or is taking specific measures to prevent lead poisoning). The Company has reduced its exposure to lead poisoning by (i) excluding from coverage all intra-familial claims for bodily injury or medical expenses brought by minors living in an insured's household, (ii) revising its underwriting standards for new and renewal business to avoid insuring properties with lead poisoning hazards and (iii) excluding from homeowners and dwelling fire liability coverage all lead poisoning perils to children under the age of six on policies for properties built prior to 1978 that contain rental units and where strict liability for lead poisoning would otherwise apply. Effective on March 1, 1998 a similar exclusion was added to the Business Owners Program. With regard to the exclusion described in (iii), policyholders may buy a reinstatement of the excluded coverage through a policy endorsement for an additional premium, but very few such endorsements have been written. As a result of these remedial steps and its historical claims experience, the Company does not believe that its exposure to lead poisoning claims is material. The Company held reserves in the amount of $1,600,000 and $1,525,000 for lead paint related claims at December 31, 2001 and 2000, respectively.

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


Other States

     In keeping with the Company's long-term growth objective to expand outside Massachusetts, the Company, in 1995, acquired Commerce West, a personal automobile insurer, located in Pleasanton, California. The Company formed a joint-venture (ACIC Holding Co., Inc.) in November 1998, and acquired in January 1999, American Commerce, located in Columbus, Ohio. Commerce West predominantly writes private passenger automobile insurance in California and Oregon through 617 independent insurance agencies and brokers. All business is underwritten at the Company's headquarters located in Pleasanton, California. Although primarily writing preferred business, Commerce West began writing non-standard business in late 1999. American Commerce predominantly writes private passenger automobile and homeowners insurance in 26 states exclusively through 36 AAA independent insurance agencies. All business is underwritten at the Company's headquarters located in Columbus, Ohio. Both Companies target preferred insurance risks.


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

Property, Catastrophe and Quota Share Reinsurance

     The Company maintains a 75% quota-share reinsurance program, covering all non-automobile property and liability business, except umbrella policies. The program is split between American Re-Insurance Company, Employers Reinsurance Corporation, Hartford Fire Insurance Company and Swiss Reinsurance America Corporation. The maximum per occurrence dollar recovery is equal to 250% of the net premiums ceded to the quota share arrangement in a contract year. The maximum aggregate per year dollar recovery under the quota share contract is equal to 350% of the net premium ceded to the quota share arrangement in a contract year. A sliding scale commission, based on loss ratio, is utilized under this program. This program provides the Company with sufficient protection for catastrophe coverage so as to enable the Company to forego pure catastrophe reinsurance coverage, which was previously tailored in conjunction with the former quota share arrangement.

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

     Under the above scenario and based on the business subject to the quota-share reinsurance contract for 2001, the Company has no reinsurance recoveries for a single event catastrophe in excess of a total loss of approximately $262.0 million. The level of reinsurance protection increases (decreases) when the company cedes more (less) premium to the reinsurers. The Company's estimated total losses on its other than automobile business for 100 and 250-year hurricanes (including American Commerce) are approximately $176.0 million and $295.8 million, respectively. The Company estimates were derived through the services of Swiss Reinsurance America Corporation who utilized the RMS (Risk Management Solutions) IRAS risk assessment system. Most property and casualty insurance companies establish their catastrophe reinsurance programs up to the 100 year storm estimate.

     Written premiums ceded in 2001, 2000 and 1999 under the above referenced program were $78.6 million, $69.4 million and $51.5 million, respectively. The 13.3% increase in written premiums ceded in 2001 versus 2000 in this program was primarily the result of a $7,592 or 11.6% increase in Massachusetts homeowner direct premiums written, coupled with a $2,212 or 13.4% increase in direct homeowner writings in states other than Massachusetts, as previously mentioned. Ceding commission income is calculated on a ceded earned premium basis.

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

     Earned premiums and losses and loss adjustment expenses are stated in the accompanying consolidated financial statements after deductions for ceded reinsurance. Those deductions for reinsurance other than C.A.R. are as follows (in thousands):

                                                               Years ended December 31,
                                                            2001         2000        1999
  Income Statement
  Written premiums ceded............................      $81,827      $76,946    $ 54,657
  Earned premiums ceded.............................       77,226       73,354      55,557
  Losses and loss adjustment expenses ceded.........       40,514       30,797      24,240

  Balance Sheet
  Unpaid losses and loss adjustment expenses........       28,192       24,726      21,552
  Unearned premiums.................................       42,258       36,828      26,813

     The Company, as primary insurer, would be required to pay losses in their entirety in the event that the reinsurers were unable to discharge their obligations under the reinsurance agreements.

     The Company believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limits, retentions, arbitration and occurrence. Based on its review of its reinsurers' financial statements and their reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound. The Company had no amount of reinsurance receivables more than 90 days past due at December 31, 2001.

F. Settlement of Claims

     Claims under insurance policies written by the Company are investigated and settled primarily by claims adjusters employed by the Company. In Massachusetts, the Company employs a staff of 814 people at its claims department, located in Webster, Massachusetts. In addition to these individuals, the Company utilizes the services of approximately 37 independent appraisal firms and 11 independent property adjusting companies who are strategically located throughout the states of Massachusetts and New Hampshire. The Company also has a special unit, which investigates suspected insurance fraud and abuse. If a claim or loss cannot be settled and results in litigation, the Company retains outside counsel to represent it. American Commerce employs a staff of 57 people that settle claims at four regional claims offices strategically located throughout the country. In addition to these individuals, American Commerce utilizes the services of approximately 331 independent appraisal firms and 166 independent property adjusting companies who are also strategically located throughout the country. Commerce West settles claims at their home office employing a staff of 31 in the claims department. In addition, Commerce West utilizes the services of approximately 14 independent appraisal firms strategically located in California and Oregon.

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

     Since 1996, the Company has been expanding a twenty-four (24) hour claim reporting service in Massachusetts to third-party claimants and insureds of interested agencies. This service allows customers to report their first notice of a loss at anytime of the night or day; 365 days a year, including weekends and holidays. This reporting methodology allows the Company to improve customer satisfaction by making the initial claim handling much faster and ultimately reducing indemnity payments such as rental and storage. As of December 31, 2001, there were 390 Massachusetts agents who signed up for this claim reporting methodology. This compares to 377 agents as of December 31, 2000. This service is available to all agents and their use of the service fluctuates on an ongoing basis.

G. Loss and Loss Adjustment Expense Reserves

          Unpaid Loss and LAE by their nature are inherently uncertain as to the ultimate outcome of the estimated amounts. The liability for unpaid losses and LAE represents Management's best estimate of the ultimate net cost of all losses and LAE incurred through the balance sheet date. The estimate for ultimate net cost of all losses incurred through the balance sheet date includes the adjusted case estimates for losses, incurred but not reported ("IBNR") losses, salvage and subrogation recoverable and a reserve for LAE. In arriving at its best estimate, management begins with the aggregate of individual case reserves and then makes adjustments to these amounts on a line of business basis. These adjustments to the aggregate case reserves by line of business are made based on analysis performed by Management as further described below. The entire liability for unpaid losses and LAE is also reviewed quarterly and annually by the Company's Actuarial Department. Liability estimates are continually analyzed and updated, and therefore, the ultimate liability may be more or less than the current estimate. The effects of changes in the estimates are included in the results of operations in the period in which the estimates are revised.

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

2.  Unpaid Loss and Loss Adjustment Expenses ("LAE")

     Unpaid Loss and LAE by their nature are inherently uncertain as to the ultimate outcome of the estimated amounts. The liability for unpaid losses and LAE represents Management's best estimate of the ultimate net cost of all losses and LAE incurred through the balance sheet date. The estimate for ultimate net cost of all losses incurred through the balance sheet date includes the adjusted case estimates for losses, incurred but not reported ("IBNR") losses, salvage and subrogation recoverable and a reserve for LAE. In arriving at its best estimate, management begins with the aggregate of individual case reserves and then makes adjustments to these amounts on a line of business basis. These adjustments to the aggregate case reserves by line of business are made based on analysis performed by Management as further described below. The entire liability for unpaid losses and LAE is also reviewed quarterly and annually by the Company's Actuarial Department. Liability estimates are continually analyzed and updated, and therefore, the ultimate liability may be more or less than the current estimate. The effects of changes in the estimates are included in the results of operations in the period in which the estimates are revised.

     The claim cycle begins when a claim is reported to the Company and claims personnel establish a "case reserve" for the estimated amount of the ultimate exposure to the Company. The amount of the reserve is primarily based upon an evaluation of the type of claim involved, the circumstances surrounding the claim and the policy provisions relating to the loss. This estimate reflects the informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of the claims personnel adjusting the claim. During the loss adjustment period, these case basis estimates are revised as deemed necessary by the Company's claims department personnel based on subsequent developments and periodic reviews of the claim.

     In accordance with industry practice, the Company also maintains reserves for estimated IBNR, salvage and subrogation recoverable and LAE. These reserves are determined on the basis of historical information and the experience of the Company. Adjustments to these reserves are made periodically to take into account changes in the volume of business written, claims frequency and severity, the mix of business, claims processing and other items that can be expected to affect the Company's liability for losses and LAE over time.

     When reviewing the liability for unpaid losses and LAE, the Company analyzes historical data and estimates the impact of various factors such as: (i) payment trends; (ii) loss expense per exposure; (iii) the historical loss experience of the Company and industry; (iv) frequency and severity trends; and, (v) legislative enactments, judicial decisions, legal developments in the imposition of damages, changes and trends in general economic conditions, including the effects of inflation and recession. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors.

     By using individual estimates of reported claims adjusted for managements best estimate by line of business and generally accepted actuarial reserving techniques, the Company estimates the ultimate net liability for losses and LAE. After taking into account all relevant factors, management believes that, based on existing information, the provision for losses and LAE at December 31, 2001 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability, however, may be greater or lower than established reserves. If the ultimate exposure is greater than (or less than) management's estimated liability for losses and LAE, based on any of the factors noted previously, the Company will incur additional expense (income) which may have a material impact.

     For a reconciliation of beginning and ending reserves for losses and LAE, gross and net of reinsurance, see Note E to the Company's 2001 Consolidated Financial Statements, which is incorporated herein by reference from pages 52 through 54 of the Company's 2001 Annual Report.

     Included in the loss reserve methodologies described above, are liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as oil spills, mold and lead paint. Reserves have been established to cover these claims for known losses. Because of the Company's limited exposure to these types of claims, management believes they will not have a material impact on the consolidated financial position of the Company in the future. Loss reserves on environmental related claims amounted to $4,281,000 and $3,712,000 at December 31, 2001 and 2000, respectively.

     The following table represents the development of reserves, net of reinsurance, for 1991 through 2001. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and LAE for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts paid as of successive years expressed as a percentage with respect to that year's current reserve liability. The lower portion of the table shows the re-estimated amount as a percentage of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2001.

     In evaluating the cumulative information in the table, it should be noted that each year's amount includes the cumulative effects of all changes in amounts for prior periods.  This table does not present accident or policy year development data.  Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future.  Accordingly, it is not appropriate to extrapolate future development based on this table.
                                                              Year ended December 31,
                     2001     2000       1999      1998(1)   1997      1996      1995      1994      1993       1992     1991
                                                              (Dollars in thousands)
Reserves for
  losses and loss
  adjustment
  expenses........ $590,334 $585,867   $558,779  $561,239  $529,765  $533,980  $493,910  $455,460  $422,224   $316,264  $228,659
Paid (cumulative)
  as a percentage
  of current re-
  serves as of:
   One year later..             51.8       50.9      47.5      50.7      50.3      48.4      47.6      52.7       51.2      46.3
   Two years later.                        72.4      70.2      73.7      72.2      70.1      68.2      71.9       77.0      71.4
   Three years
    later.........                                   81.4      88.0      84.5      83.9      80.6      82.2       86.2      87.4
   Four years
    later.........                                             93.9      92.7      90.5      89.4      88.4       91.3      91.4
   Five years later                                                      95.5      95.6      92.6      93.2       94.2      93.6
   Six years later.                                                                96.5      95.7      94.3       96.9      95.1
   Seven years
    later.........                                                                           96.1      96.3       97.3      97.2
   Eight years
    later.........                                                                                     96.4       98.7      97.4
   Nine years
    later.........                                                                                                98.8      98.6
   Ten years later.                                                                                                         98.7
Reserves re-estimated
 as a percentage of
 initial reserves as of:
   One year later..            94.0        92.4      92.9      88.4      84.3      82.2      83.6      83.9       87.2      82.3
   Two years later.                        90.3      91.9      85.6      79.3      74.1      73.2      75.9       78.6      82.8
   Three years
    later..........                                  91.3      85.1      77.4      71.5      68.9      69.4       73.0      77.1
   Four years later                                            84.7      77.3      69.7      67.8      67.3       68.8      72.2
   Five years later                                                      77.1      70.4      66.3      66.4       67.0      68.7
   Six years later.                                                                70.1      66.9      65.7       66.7      67.8
   Seven years
    later.........                                                                           66.8      66.2       65.9      67.6
   Eight years
    later.........                                                                                     66.1       66.5      67.2
   Nine years later                                                                                               66.4      67.7
   Ten years later.                                                                                                         67.5
Redundancy expressed as a
percent of yearend
   reserves.........            6.0         9.7       8.7      15.3      22.9      29.9      33.2      33.9       33.6      32.5
    (1)   The 1998 amount includes an adjustment to add $63,112 in loss and LAE reserves for American Commerce at January 29,1999.

H. Operating Ratios

Loss and Underwriting Expense Ratios

     Loss and underwriting expense ratios are used to interpret the underwriting experience of property and casualty insurance companies.
Losses and LAE are stated as a percentage of premiums earned because losses may occur over the life of a policy. Underwriting expenses on a statutory basis are stated as a percentage of net premiums written rather than earned premiums because most underwriting expenses are incurred when policies are written and are not spread over the policy period. Underwriting profit margins are reflected by the extent to which the combined loss and underwriting expense ratios, the combined ratio, is less than 100%. The combined ratio is considered the best simple index of current underwriting performance of an insurer. The Company's loss and LAE ratio, underwriting expense ratio and combined ratio, and the industry combined ratio, on a statutory basis, are shown in the following table. The Company's ratios include lines of insurance other than automobile as do the industry combined ratios for all writers. Data for the property and casualty industry generally may not be directly comparable to Company data. This is due to the fact that the Company conducts its business primarily in Massachusetts where approximately 87.6% of direct premiums are written.

                                                     Years Ended December 31,

    Company Statutory Ratios                  2001     2000     1999     1998     1997
       (unaudited)
      Loss and LAE Ratio.................     74.7%    71.7%    72.0%    71.6%    71.4%
      Underwriting Expense Ratio.........     24.4     25.1     26.5     26.5     25.1
      Combined Ratio.....................     99.1%    96.8%    98.5%    98.1%    96.5%

    Industry Combined Ratio
      (all writers)(1)...................    108.9%   109.7%   104.4%   102.2%   100.1%

(1) Source: A.M. Best's Review Preview (2002), as reported by A.M. Best for all property and casualty insurance companies and weighted to reflect the Company's product mix. The 2001 industry information is estimated by A.M. Best.

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

                                                     Years Ended December 31,
                                     2001         2000        1999       1998       1997
                                                      (Dollars in thousands)
Net premiums written by the
 Company..........................  $1,078,967  $1,008,911  $911,993  $745,048  $741,501
Policyholders' surplus of the
 Company's insurance subsidiaries.  $  715,932  $  660,962  $518,974  $563,503  $516,598
The Company's ratio...............       150.7%      152.6%    175.7%    132.2%    143.5%
Industry ratio(1).................       120.0%       90.0%     90.0%     80.0%     90.0%
__________________________________

(1) Source:  A.M. Best's Review Preview (2002), for all property and casualty insurance companies.  The 2001 industry information is estimated by A.M. Best.

I. Investments

     Investment income is an important source of revenue for the Company and the return on its investment portfolio has a material effect on its net earnings. The Company's investment objective continues to focus on maximizing after-tax investment income through investing in high quality securities coupled with acquiring equity investments, which may forgo current investment yield in favor of potential higher yielding capital appreciation in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference from pages 5 through 29 of the Company's 2001 Annual Report.

     The Company's investment portfolio is carried at market value, except for the closed-end preferred stock mutual funds and other investments which are carried at equity value. At December 31, 2001, the carrying value of total investments was $1,498,201,000. Of that amount, 41.8% was invested in fixed maturities, 16.6% was invested in preferred stocks, 7.2% was invested in common stocks, 20.6% was invested in closed-end preferred stock mutual funds, 2.6% was invested in mortgage loans and 1.3% in other investments. Cash and cash equivalents accounted for the remaining 9.9%.

     The focus of management's judgments and estimates relating to investments involves the potential impairment of investments for other than temporary declines in market values. Carrying value of investments in fixed maturities, which include taxable and non-taxable bonds, and investments in common and preferred stocks, are derived from market prices supplied by the Company's investment custodian. Unrealized investment gains and losses on common and preferred stocks and fixed maturities, to the extent that there is no other than temporary impairment of value, are credited or charged to a separate component of stockholders' equity, known as "net accumulated other comprehensive income (loss)", until realized, net of any tax effect. An impairment in an investment is deemed to be other than temporary when a security's market value has diminished to less than 75% of cost for two consecutive quarters. If the contractual terms of the security are being complied with, management performs a cash flow valuation to determine the potential impairment of the security. If the security is deemed impaired, the company adjusts the security's cost to market value through realized loss based on publicly available information or in the absence of such, to a value based on cash flow modeling. During 2001, the Company wrote down $2,665,000 in bonds and preferred stock investments with impairment as determined by management to be other than temporary. Given the makeup and quality of the Company's investments, management does not believe that a more stringent policy would have a material effect on the carrying value of its investments. When investment securities are sold, the realized gain or loss is determined based upon specific identification. Fair market value of fixed maturities and common and preferred stocks are based on quoted market prices. For other securities held as investments, fair market value equals quoted market price, if available. If a quoted market price is not available, fair market value is estimated using quoted market prices for similar securities. The Company has not invested more than 5% of fixed maturities in any one state or political subdivision.

     The Company's bond portfolio at cost is comprised of Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") mortgage backed bonds (15.9%), municipal bonds (62.5%), corporate bonds (21.6%) and U.S. Treasury bonds (0.0%). Of the Company's bonds, 97.9% are rated in the two highest quality categories provided by the NAIC.

     During 2001, as required by the Emerging Issues Task Force ("EITF") D-46, the Company amended its policy in regard to venture capital fund investments. EITF D-46 requires companies who own more than a 5% share of a limited partnership to account for these investments on an equity basis.
The operating results of these venture capital fund investments have been reflected in realized gains and losses. Prior to this change, the operating results were not material and were therefore reflected in accumulated other comprehensive income and loss.

     Beginning in the first quarter of 2001, the Company, in 2001 and prior years' results, classified its undistributed equity in the earnings and losses on investments in closed-end preferred stock mutual funds in net realized investment gains and losses. For the year ended 2000, the undistributed equity in the earnings and losses of these funds was reported in net investment income. The Company believes the current year presentation provides a more appropriate classification for analysis of ongoing operations of the Company. These investments are valued at original cost plus the cumulative undistributed equity in earnings and losses of the funds and adjusted over time by the premium or discount at the time of purchase to the applicable underlying net asset value of the funds.

     The Company's investment policy, determined in accordance with guidelines established by the Company's Board of Directors, emphasizes after-tax investment yield while maintaining investment quality. The Board of Directors reviews and ratifies management's investment decisions on a quarterly basis. State insurance laws also impose restrictions on the nature and extent of investments by the Company.

     The table below sets forth investments (at cost), net realized gains (losses), net accumulated other comprehensive income (loss) and the net investment income and yield thereon for the three years ended December 31, 2001.

                                                         Years Ended December 31,
                                                       2001         2000       1999

(Dollars in thousands)
Average net investments...........................  $1,506,485  $1,395,159 $1,326,098
Net realized gains (losses) on
  investments.....................................     (10,633)     29,550    (16,378)
Net accumulated other
  comprehensive income (loss):
    on fixed maturities...........................       7,707       4,054    (14,107)
    on preferred stocks...........................      (8,481)    (15,740)   (19,885)
    on common stocks..............................      19,754      28,123     (6,636)
Net investment income before-tax..................      99,611      96,830     89,789
Net investment income after-tax...................      79,172      79,547     74,970
Net investment income as a
  percentage of total average net
  investments (at cost)...........................         6.6%        6.9%       6.8%
Net investment income after-tax
  as a percentage of total
  average net investments
  (at cost).......................................         5.3%        5.7%       5.7%

     The following table sets forth an analysis of the fair market value (except mortgages and collateral loans which are at cost and closed-end preferred stock mutual funds and other investments which are at equity) by the type of investment at December 31, 1999 through
2001:
                                                                December 31,
                                                       2001        2000        1999
                                                          (Dollars in thousands)
Type of Investment
  GNMA & FNMA mortgage-backed
   bonds..........................................  $   98,985 $   67,261  $   82,613
  Corporate bonds.................................     136,506    126,255      42,532
  U.S. Treasury bonds and notes...................         105      3,377       3,315
  Tax exempt state and
   municipal bonds................................     390,886    473,042     518,878
      Total fixed maturities......................     626,482    669,935     647,338

  Preferred stocks................................     248,101    200,083     211,049
  Common stocks...................................     107,458    115,827      77,348
  Closed-end preferred
    stock mutual funds............................     309,282    337,733     251,135
  Total equity securities.........................     664,841    653,643     539,532

  Mortgages and collateral
   loans (net of allowance
   for possible loan losses)......................      39,505     51,661      72,451
  Cash and cash equivalents.......................     148,630     70,521      22,535
  Short-term investments..........................        -          -           -
  Other investments...............................      18,743     26,802      14,139
      Total investments...........................  $1,498,201 $1,472,562  $1,295,995

     The table below sets forth as of December 31, 2001 the composition of the Company's fixed maturity investments, excluding short-term investments, at market, by time to maturity at the dates indicated:
                                                                               Percent of
                                                                                  Fixed
                                                                                Maturity
                                                                  Amount        Portfolio
Period from December 31, 2001 to maturity:                       (dollars in thousands)
              One year or less...............................    $  1,417          0.2%
              More than one year to five years...............       3,001          0.5
              More than five years to ten years..............       5,378          0.9
              More than ten years............................     616,686         98.4
                                                                 $626,482        100.0%

     At December 31, 2001, the Company's fixed income portfolio, which represented 41.8% of the Company's total invested assets, had a weighted average stated maturity of approximately 27.3 years versus 26.1 years at December 31, 2000. The calculation of average stated maturity utilizes the dollar weighted average of the actual maturity date for a security. In contrast, the Company's weighted average duration can be significantly less. At December 31, 2001 the Company's fixed income portfolio had a weighted average duration of 5.7 years versus 5.1 years at December 31, 2000. The "duration" of a security is the time-weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates. The weighted average duration is short compared to the average stated maturity because of the relatively large percentage of GNMA and municipal housing bonds in the fixed maturity portfolio. The duration reflects industry prepayment assumptions. The municipal housing bonds are similar in nature to GNMAs in that they pay down principal during the life of the bond. For these types of bonds, investors are compensated primarily for reinvestment risk rather than credit quality risk. During periods of significant interest rate volatility, the underlying mortgages may prepay more quickly or more slowly than anticipated. If the repayment of principal occurs earlier than anticipated during periods of declining interest rates, investment income may decline due to the reinvestment of these funds at the lower current market rates. In regards to municipal bonds, the Bloomberg Financial System, which was used to calculate the above duration data, utilizes optional call dates, sinking fund requirements and assumes a non-static prepayment pattern in deriving these averages.


J. Regulation

General

     The Company's primary business is subject to extensive regulation. In Massachusetts, the Commissioner is appointed by the Governor of Massachusetts and has broad authority to fix and establish maximum policy rates and minimum agent commission levels on personal automobile insurance. In addition, the Commissioner grants and revokes licenses to write insurance, approves policy forms, sets reserve requirements, determines the form and content of statutory financial statements and establishes the type and character of portfolio investments. The Commissioner also approves company submissions regarding affinity group insurance programs and corresponding discounts along with SDIP deviations. Consequently, the policies and regulations set by the Commissioner are an important element of writing insurance in Massachusetts. In states outside of Massachusetts, premium rates generally must be filed with, and approved by the Commissioner of Insurance in that particular state. In general, minimum commissions to agents are not set by the other states commissioners.

     The State Divisions of Insurance are responsible for conducting periodic examinations of insurance companies. Both Commerce and Citation were last examined for the five year period ended December 31, 1998. Commerce West was last examined in 2001 by the California Division of Insurance for the three year period ended December 31, 1999. American Commerce was examined in 1999 by the Ohio Division of Insurance for the three year period ending December 31, 1997. The concluded examinations produced no material findings. Massachusetts Division of Insurance regulations provide that insurance companies will be examined every five years or more frequently as deemed prudent by the Commissioner. California Division of Insurance regulations provide that insurance companies will be examined every three years. Ohio Division of Insurance regulations provide that insurance companies will be examined at least every five years.

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

     The Commissioner sets an average minimum direct agency commission rate for personal automobile insurance, which in 2001 was 12.3%. With respect to risks reinsured through C.A.R., the maximum amount of commissions that C.A.R. will reimburse is fixed at that prescribed rate.

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

     Under the Massachusetts system of rate regulation, it is intended that some personal automobile insurance risks are under priced at the maximum rate permitted by the Commissioner, and therefore, absent state-intervention, insurers would not ordinarily choose to write those risks. The C.A.R. reinsurance program described below is intended to mitigate the burden imposed by the Massachusetts take-all-comers system by allowing insurers to transfer the exposure for under priced risks to an industry pool.

Commonwealth Automobile Reinsurers

     General. C.A.R. is a Massachusetts state-mandated reinsurance mechanism, under which all premiums, expenses and losses on ceded business are shared by all insurers. It is similar to a joint underwriting association because a number of insurers (39, including the Company) act as Servicing Carriers for the risks it insures.

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

     In the event of the insolvency, liquidation or other reorganization of any of the Company's insurance subsidiaries, the creditors and stockholders of the Company will have no right to proceed against the assets of those subsidiaries, or to cause the liquidation or bankruptcy of any company under federal or state bankruptcy laws. State laws govern such liquidation or rehabilitation proceedings and the Division of Insurance would act as receiver for the particular company. Creditors and policyholders of the insurance subsidiaries would be entitled to payment in full from such assets before the Company, as a stockholder, would be entitled to receive any distribution there from.

Payment of Dividends

     Under Massachusetts' law, insurers may pay cash dividends only from earnings and statutory surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.

Protection Against Insurer Insolvency-Massachusetts

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

     As provided in the statutes, insurance companies which write business in Massachusetts are assessed for losses attributable to the insolvency of other insurance companies by the Massachusetts Insurers Insolvency Fund. From M.I.I.F.'s inception, on August 2, 1972 through December 31, 2001, the M.I.I.F. has approved assessments totaling $188,071,000, of which the Company's share was approximately $15,686,000. It is anticipated that there will be additional assessments from time to time relating to various insolvencies. By statute, no insurer may be assessed in any year an amount greater than two percent of that insurer's direct premiums written for the calendar year preceding the assessment. Although the timing and amounts of any such assessments are not known, based on existing knowledge, management is of the opinion that such assessments will not have a material effect on the consolidated financial position of the Company. According to statute, the assessed insurance companies have the right to recoup amounts paid to the M.I.I.F., over a reasonable length of time, through premium rates approved by the Commissioner. M.I.I.F. assessed the Company $3,111,000 during 2001 and $5,306,000 for the year ended December 31, 2000 after having no activity for the year ended December 31, 1999. The assessment for 2001 was the result of two insolvencies, The Trust Insurance Company and Reliance Insurance Company, which accounted for assessment amounts of $1,244,000 and $1,867,000, respectively. The assessment for 2000 was primarily the result of two insolvencies, The Trust Insurance Company and New England Fidelity Insurance Company, which accounted for assessment amounts of $4,939,000 and $1,205,000, respectively, offset by refunds for prior year assessments on numerous insurers' insolvencies.

Protection Against Insurer Insolvency-Other States

     Commerce West, domiciled in California, is covered by the California Insurance Guarantee Association ("C.I.G.A."). American Commerce, domiciled in Ohio, is covered by the Ohio Guarantee Association ("O.G.A."). Both companies are also covered by similar Associations in the states where they do business. These Associations operate similarly to the M.I.I.F. described earlier. Payments made by American Commerce to the associations that they are covered under were $125,000 in 2001 and $36,000 in 2000. No payments were made to these Associations for insolvency assessments by Commerce West in 2001 and 2000.

Protection Against Insurer Insolvency-NAIC Guidelines

     Insurance Regulatory Information System Ratios. The NAIC Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is intended primarily to assist state insurance regulators in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the year ended December 31, 2001, the Company's consolidated property and casualty operations had no ratios outside the "usual values".

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

     The RBC model formula proposes four levels of regulatory action. The extent of regulatory intervention and action increases as the percentage of surplus to RBC falls. The first level, the Company Action Level (as defined by the NAIC), requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level (as defined by the NAIC) requires an insurer to submit a plan containing corrective actions and permits the Commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level (as defined by the NAIC) allows the regulator to rehabilitate or liquidate an insurer in addition to the aforementioned actions if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level

(as defined by the NAIC), which requires the regulator to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount.

     The following table provides the key RBC information for the Company's insurance subsidiaries, Commerce, Citation, Commerce West, and American
Commerce:

                                                              Commerce    American
      (Dollars in millions)           Commerce    Citation      West      Commerce
      At December 31, 2001
      Statutory surplus.............    $ 609      $   107      $  28      $    84
      200% RBC Company action level.      184            4          7           20
      Statutory surplus in excess
        of RBC Company action level.    $ 425      $   103      $  21      $    64
      RBC amounts...................    $  92      $     2      $   4      $    10
      % of surplus to RBC amounts...    662.0%     5,350.0%     700.0%       840.0%

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

Massachusetts

     In 2002, in response to the average personal automobile rate decisions over the last several years, the Company did not file for SDIP Step 9 or Step 10 deviations, for policies incepting in the 2002 calendar year. During 2001, 55.0% of the Company's exposures were eligible for Step 9 deviations, versus 55.1% and 14.0%, eligible for Step 9 and Step 10 deviations in 2000.

     Because the Company's insurance products are marketed exclusively through independent agencies, most of whom represent more than one company, the Company faces competition within each agency. The Company competes for business within independent agencies by offering a more attractively priced product to the consumer and by paying agents significant compensation in the form of commissions and profit sharing, which are based in part on the underwriting profits or losses of the agency business written with the Company. The Company also provides a consistent market, the prompt servicing of policyholder claims and agency support services. Although the Company believes, based upon regular surveys of its agencies, its relationships with its independent agencies are excellent, any disruption in these relationships could adversely affect the Company's business.

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

Other States

     Both Commerce West and American Commerce file and receive approval for premium rates with the respective divisions of insurance in the states they do business. Commerce West competes for business by utilizing 617 independent insurance agencies and brokers that offer competitively priced products and provide quality service. Agents and brokers are offered compensation in the form of commissions and profit sharing, which are based in part on the underwriting profits and losses of the agency business written with Commerce West. American Commerce competes for business by utilizing 36 AAA owned and operated independent agencies that offer competitively priced products and provide quality service. The AAA owned independent agencies are offered compensation in the form of commission and profit sharing, based primarily on loss ratios, as well as stock options based on the volume of agency business written with American Commerce.

L. Other Matters

Human Resources

     As of December 31, 2001, the Company and its subsidiaries employed 1,780 people. Commerce employed 1,574 people; Commerce West employed 77 people; American Commerce employed 169 people. The Company is not a party to any collective bargaining agreements and believes its relationship with employees to be very good.

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

     The Company offers an Employee Stock Ownership Plan ("E.S.O.P.") and 401(k) Plan for the benefit of substantially all employees, including those of the Company's subsidiaries as discussed in Note I of the Company's Annual Report. The E.S.O.P. is noncontributory on the part of Participants and contributions are made at the discretion of the Board of Directors. The Company is under no obligation to make contributions or maintain the E.S.O.P. for any length of time, and may completely discontinue or terminate the E.S.O.P. at any time without liability. Contributions by the Company and subsidiaries to the E.S.O.P. for the years ended December 31, 2001, 2000 and 1999 were $7,502,000, $5,702,000 and $5,744,000, respectively. The increase in the contribution in 2001 over 2000 was due primarily to the inclusion of American Commerce employees into the plan. The E.S.O.P. held 2,989,046 and 3,143,076 shares of the Company's common stock at December 31, 2001 and 2000, respectively. E.S.O.P. participants who are current employees of the Company or its subsidiaries and who are 100% vested in their E.S.O.P. accounts can annually elect to transfer out of the E.S.O.P. up to 100% of their allocated Company stock in the form of an eligible rollover distribution into another eligible retirement plan, such as a qualified individual retirement arrangement. Approximately 2,191,000 shares owned by Participants in the E.S.O.P. at December 31, 2001 are allocated to the E.S.O.P. accounts of these individuals. E.S.O.P. Participants who are former employees of the Company may generally elect to withdraw from the E.S.O.P. the total amount of shares allocated to their accounts at any time. Approximately 580,000 shares held by the E.S.O.P. at December 31, 2001 are allocated to the E.S.O.P. accounts of these individuals. The remaining approximately 219,000 shares held by the E.S.O.P. at December 31, 2001 are allocated to the E.S.O.P. accounts of Participants who have not yet reached 100% vesting in their account balances. Disposition of these unvested shares is restricted under the E.S.O.P. The Company pays for administration of the plan.

     The 401(k) Plan, implemented in September 1998, enables eligible employees to contribute up to 15% of eligible compensation on a pre-tax basis up to the annual maximum limits under federal tax law. The Company incurs no expenses in the form of matching contributions but does pay for administration of the Plan. Effective June 1, 2000, the Directors of American Commerce voted to terminate the American Commerce noncontributory defined benefit pension plan (the "pension plan") and transition on January 1, 2001 to the E.S.O.P. The payment of the termination liability to participants from previously funded assets of the pension plan amounted to $4,558,000 in 2000. All participants of the pension plan were eligible to retire with full retirement benefits upon attainment of age 65 with 5 years of participation. Retirement benefits were payable for the life of the participant with guaranteed payments for 10 years. All retirees had taken lump-sum payments. American Commerce made contributions to a deposit administration contract, which provided the pension plan with assets sufficient to fund pension benefits to pension plan participants. The deposit administration contract was carried at contract value, which represented the cost of contributions plus interest and experience refunds. The pension plan was subject to and exceeded the minimum funding requirements of ERISA.

     Effective January 1, 2001, the Directors of American Commerce voted to merge the 401(k) plan with the Company's 401(k) Plan. Previously, American Commerce maintained a separate 401(k) Plan for the benefit of substantially all of its employees. American Commerce matched 50% of all employee contributions up to 6% of pay. Both American Commerce and its employees shared in administration expenses of the plan. American Commerce contributed $181,000 and $165,000 to the plan in 2000 and 1999, respectively.

     American Commerce maintains a noncontributory post-retirement benefit plan (the "post-retirement plan") for retirees that includes medical, dental and life insurance coverages. All participants of the post-retirement plan are eligible upon attainment of age 55 with 10 years of service or age 65 with 5 years of service. Dental coverage ceases at age 65 and life insurance coverage decreases based upon the age of the retiree until the attainment of age 70, at which time retirees are provided a nominal amount of coverage from age 70 and thereafter. Participant's spouses are also covered under the post-retirement plan. The cost of post-retirement medical, dental and life insurance benefits is accrued over the active service periods of employees to the date they attain full eligibility for such benefits. It is the policy of American Commerce to pay for post-retirement benefits as incurred. American Commerce did not contribute to the plan in 2001 due to the aforementioned merger.

     Subsequent to December 31, 2001, the Directors of American Commerce voted to terminate that portion of the post-retirement plan applicable to future retirees of American Commerce. Termination will be effective May 1, 2002. Current retirees and employees who retire prior to May 1, 2002 will remain eligible for post-retirement benefits.

Additional Information

     The information called for by this Item and not otherwise provided is contained in the following pages of the Company's Annual Report which disclosure is incorporated herein by reference: Pages 42 and 51 for Deferred Policy Acquisition Costs, pages 57 through 59 for 59 for Deferred Tax Assets and page 66 for Segment Information.


ITEM 2. PROPERTIES

     The Company conducts its Massachusetts operations from approximately 300,000 square feet of space in several buildings, which it owns in Webster, Massachusetts, which is located approximately 50 miles southwest of Boston. The Company's principal administrative offices in Webster consist of recently rehabilitated and newly constructed buildings. Its data processing and operational departments are housed in modern office buildings on a separate nine acre site. The Company has a 20,000 square foot child care center located on a separate seven acre site in Webster, Massachusetts. The Company operated child care center can provide care for up to 200 children of employees. During 2001, Commerce purchased a 160,000 square foot building. Commerce expects to expend approximately $13 million renovating the building primarily in 2002. Commerce West currently leases approximately 12,000 square feet of office space in Pleasanton, California. Commerce West anticipates it will relocate within the next three to four years. Land in Stockton, California was purchased on June 26, 2001 at an approximate cost of $1,125,000 as part of this relocation plan. American Commerce conducts its operations from approximately 40,000 square feet of space in a building located on a two acre site in Columbus, Ohio. American Commerce also leases property at three of its four district claims offices. The Company considers that its properties are in good condition, are well maintained, and are generally suitable to carry on the Company's business. For additional information concerning property, see NOTE D to the Company's 2001 Consolidated Financial Statements, which is incorporated herein by reference from page 52 of the Company's 2001 Annual Report.

ITEM 3. LEGAL PROCEEDINGS

     As is common with property and casualty insurance companies, the Company is a defendant in various legal actions arising from the normal course of its business, including claims based on Chapter 176D and Chapter 93A. These proceedings are considered to be ordinary to operations or without foundation in fact. Management is of the opinion that these actions will not have a material adverse effect on the consolidated financial position of the Company. In addition to the normal course of business legal actions noted above, the Company is named as defendant in a purported class action lawsuit alleging damages as a result of the alleged diminution of value to vehicles that are involved in accidents. The "diminution of value" theory asserts that the market value of any vehicle involved in an accident inevitably and irreparably declines as a result of such accident, even if all physical damage appears to be repaired completely. This case, entitled "Elena Given, individually and as a representative of all persons similarly situated v. The Commerce Insurance Company," filed in 2001, in the Bristol Superior Court in Massachusetts. The plaintiff has not sought certification of class action status. The Company is vigorously contesting this suit, but is currently unable to estimate the potential exposure. The Company and its outside legal counsel are of the opinion that the Company will prevail in this case. Another Superior Court judge in Massachusetts ruled, in a similar case brought by the same plaintiff counsel against another insurer, that claims for diminution of value are not covered by the Massachusetts automobile insurance policy. Other insurance companies face similar suits in cases outside of Massachusetts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company's executive officers are as follows:

            Name                     Age               Position with Company
      Arthur J. Remillard, Jr.       71         President, Chief Executive Officer, Chairman
                                                of the Board

      Gerald Fels                    59         Executive Vice President,
                                                Chief Financial Officer, Director

      Regan P. Remillard             38         Senior Vice President and Director

      Arthur J. Remillard, III       46         Senior Vice President--Policyholder
                                                Benefits, Assistant Clerk, Director

      David H. Cochrane              48         Senior Vice President--Underwriting
                                                of Commerce and Citation

      Peter J. Dignan                50         Senior Vice President--Marketing and Premium
                                                Accounting of Commerce and Citation

      James A. Ermilio               39         Senior Vice President and General Counsel

      Joyce B. Virostek              59         Senior Vice President--Management
                                                Information Systems of Commerce and Citation

      Joseph J. Staffieri            55         Vice President--Human Resources

      Randall V. Becker              41         Treasurer and Chief Accounting Officer

     Arthur J. Remillard, Jr. has been the President, Chief Executive Officer and Chairman of the Board of the Company since 1976. Mr. Remillard, Jr. has been Chief Executive Officer and Chairman of the Board of The Commerce Insurance Company ("Commerce") since 1972 and President of Commerce from 1972 to November, 2001. Mr. Remillard, Jr. is also Vice Chairman of the Governing Committee Review Panel, Chairman of the Budget Committee and a member of the Personnel Committee of the Commonwealth Automobile Reinsurers ("C.A.R."). Mr. Remillard, Jr. is also Chairman of the Governing Committee and a member of the Budget Committee, Executive Committee and Nominating Committee of the Automobile Insurers Bureau of Massachusetts ("A.I.B.").

     Gerald Fels, a Certified Public Accountant, was appointed President and Chief Operating Officer of Commerce in November 2001, and Executive Vice President of the Company in November, 1989. From 1981 to November, 1989, Mr. Fels was Senior Vice President of the Company. Mr. Fels was the Treasurer of the Company from 1976 to 1995 and of Commerce from 1975 to 1995. Mr. Fels has also been Chief Financial Officer of the Company since 1976 and of Commerce since 1975. Mr. Fels is also Treasurer and a director of American Nuclear Insurers and an Advisory Committee Member of several investment funds managed by Conning Capital Partners.

     Regan P. Remillard was appointed President of American Commerce Insurance Company in 2001, President of ACIC Holding Co., Inc. in 1998 and Vice Chairman of the Board and Chief Executive Officer of American Commerce Insurance Company in 1999. Mr. Remillard has been President of Commerce West Insurance Company since 1996. Mr. Remillard has been a Senior Vice President of the Company since 1995. From 1995 to February 2000, Mr. Remillard was General Counsel of the Company. From 1994 to 1995, Mr. Remillard was a practicing attorney at Hutchins, Wheeler & Dittmar, a Massachusetts law firm specializing in corporate law and litigation. From 1989 to 1993, Mr. Remillard was Government Affairs Monitor of the Company. Mr. Remillard is a member of the Massachusetts Bar.

     Arthur J. Remillard, III was appointed Senior Vice President-Policyholder Benefits in 1988 and has been Assistant Clerk of the Company since 1982. From 1981 to 1988, Mr. Remillard, III had been Vice President-Mortgage Operations. In addition, Mr. Remillard, III has also served on the Board of Governors of the Insurance Fraud Bureau of the A.I.B. since 1991, the C.A.R. Claims Advisory Committee since 1990 and the A.I.B. Claims Committee since 1991.

     David H. Cochrane has been the Senior Vice President-Underwriting of Commerce and Citation since 1988. For approximately four years prior to that, Mr. Cochrane was the Vice President of Financial Services of C.A.R. Mr. Cochrane has also served on the C.A.R. Market Review Committee since 1988.

     Peter J. Dignan was appointed the Senior Vice President-Marketing and Premium Accounting of Commerce and Citation in 1997. From 1989 to 1997, Mr. Dignan was Vice President-Premium Accounting Commerce and Citation. From 1987 to 1989 Mr. Dignan was Assistant Vice President-Premiums Accounting of Commerce and Citation.

     Joseph Staffieri has been Vice President of Human Resources of Commerce Since May of 2001. From May of 1997 through April of 2001, Mr. Staffieri was the Vice President of Human Resources for Ames Department Stores.

     Joyce B. Virostek has been the Senior Vice President--Management Information Systems of Commerce and Citation since 1988. From 1981 to 1988, Ms. Virostek had been Vice President of Commerce and Citation in charge of data processing.

     James A. Ermilio was appointed as Senior Vice President of the Company in May 2001. Mr. Ermilio was also appointed General Counsel of the Company in February 2000 and was a Vice President of the Company from November 1998 to May 2001. Mr. Ermilio is also Chief Legal Officer and Secretary of American Commerce Insurance Company and Secretary of ACIC Holding Co., Inc. Mr. Ermilio had been the Associate General Counsel of the Company since September 1998. Mr. Ermilio was Counsel for Glaxo Wellcome, Inc. (subsequently renamed Glaxo Smith Kline, Inc.) from 1993 to September 1998. Prior to 1993, Mr. Ermilio was an Associate with the law firm of Bingham Dana. Mr. Ermilio is a member of the Massachusetts and District of Columbia Bars.

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


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the NYSE under the symbol "CGI". The high, low and close prices for shares as quoted in The Boston Globe, of the Company's common stock for 2001 and 2000 were as follows:

                                         2001                            2000
                                High     Low        Close        High     Low      Close
      First Quarter......    $32.1000  $24.5500   $32.0000     $31.0000 $23.0000  $29.5000
      Second Quarter.....     36.9900   30.7500    36.7900      30.8750  26.1250   29.5000
      Third Quarter......     38.3500   33.5500    38.0000      29.4375  25.0625   28.9375
      Fourth Quarter.....     40.3500   35.8000    37.6900      29.2500  22.8750   27.1800

     As of March 1, 2002 there were 1,053 stockholders of record of the Company's Common Stock, not including stock held in "Street Name" or held in accounts for participants of the Company's E.S.O.P.

     The Board of Directors of the Company voted to declare four quarterly dividends to stockholders of record totaling $1.19 per share and $1.15 per share in 2001 and 2000, respectively. On May 19, 2001, the Board voted to increase the quarterly stockholder dividend from $0.29 to $0.30 per share to stockholders of record as of June 4, 2000. Prior to that declaration, the Company had paid quarterly dividends of $0.29 per share dating back to May 15, 2000 when the Board voted to increase the dividend from $0.28 to $0.29 per share.

     In May 1999, the Board of Directors of the Company authorized a stock buy-back program of up to 2,000,000 shares of common stock of the Company. At December 31, 2001, there are 273,700 shares of common stock authorized to be purchased under this program. In November 2001, the Board of Directors approved another stock buy-back program authorizing the purchase of up to an additional 2,000,000 shares. During the period from January 1, 2001 through December 31, 2001, the Company purchased 622,900 shares of its own common stock. During 2000, the Company purchased 606,200 shares of its own common stock under the May 1999 buy-back program. At December 31, 2001, the Company had authority to purchase a total of 2,273,700 additional shares of its common stock under the May 1999 and November 2001 buy-back programs. As of December 31, 2001, the Company holds a total of 4,869,548 shares of treasury stock.

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

ITEM 6. SELECTED FINANCIAL DATA

     The five-year financial information under the caption "Selected Consolidated Financial Data" on page 69 of the Company's 2001 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information on pages 5 through 32 of the Company's 2001 Annual Report is incorporated herein by reference.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The information on pages 28 and 29 of the Company's 2001 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999 and the report of its independent auditors on pages 34 through 68 of the Company's 2001 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this Item and not provided in Item 4A will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2001, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2001 and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2001 and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2001 and such information is incorporated herein by reference.


                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     A. (1) The following financial statements have been incorporated herein by reference from the pages indicated below of the Company's 2001 Annual Report:

                                                                                   Page
             Report of Independent Auditors...................................      34
             Consolidated Balance Sheets as of December 31, 2001 and 2000.....      35
             Consolidated Statements of Earnings for the years ended
              December 31, 2001, 2000 and 1999................................      36
             Consolidated Statements of Stockholders' Equity for the years
              ended December 31, 2001, 2000 and 1999..........................      37
             Consolidated Statements of Cash Flows for the years ended
              December 31, 2001, 2000 and 1999................................      38
             Consolidated Statements of Cash Flows - Reconciliation of Net
              Earnings to Net Cash provided by Operating Activities for the
              years ended December 31, 2001, 2000 and 1999....................      39
             Notes to Consolidated Financial Statements.......................      40

        (2)  The financial statement schedules are listed in the Index to Consolidated
              Financial Statement Schedules.

        (3)  The exhibits are listed in the Index to Exhibits.

     B.      No reports on Form 8-K were filed during the quarter ended December 31,
              2001.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2002

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

            Signature                                      Title

      ARTHUR J. REMILLARD, JR.                  President, Chief Executive Officer, Chairman
      (Arthur J. Remillard, Jr.)                of the Board and Director



      GERALD FELS                               Executive Vice President, Chief Financial
      (Gerald Fels)                             Officer and Director



      ARTHUR J. REMILLARD, III                  Senior Vice President-Policyholder
      (Arthur J. Remillard, III)                Benefits, Assistant Clerk and Director



      REGAN P. REMILLARD                        Senior Vice President and Director
      (Regan P. Remillard)



      JOHN W. SPILLANE                          Clerk and Director
      (John W. Spillane)



      RANDALL V. BECKER                         Treasurer and Chief Accounting Officer
      (Randall V. Becker)



      HERMAN F. BECKER                          Director
      (Herman F. Becker)


            Signature                            Title


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



      RAYMOND J. LAURING                        Director
      (Raymond J. Lauring)



      NORMAND R. MAROIS                         Director
      (Normand R. Marois)



      SURYAKANT M. PATEL                        Director
      (Suryakant M. Patel)



      GURBACHAN SINGH                           Director
      (Gurbachan Singh)

                 THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENT SCHEDULES*

                                                                                    Page

  Ernst & Young LLP Consent of Independent Auditors............................      47

Schedules
   II       Condensed Financial Information of the Registrant as of and for the
             years ended December 31, 2001, 2000 and 1999......................      48

   III      Supplementary Insurance Information for the years ended
             December 31, 2001, 2000 and 1999 .................................      53

   IV       Reinsurance for the years ended December 31, 2001, 2000 and 1999...      54

    V       Valuation and Qualifying Accounts for the years ended
             December 31, 2001, 2000 and 1999..................................      55

    X       Supplemental Information Concerning Property-Casualty Insurance
            Operations for the years ended December 31, 2001, 2000 and 1999....      56




* Financial statement schedules other than those listed are omitted because they are not required, not applicable or the required information has been included elsewhere.

                       CONSENT OF INDEPENDENT AUDITORS


     To the Board of Directors and Stockholders of The Commerce Group, Inc.

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Commerce Group, Inc. of our report dated January 29, 2002, included in the 2001 Annual Report to Stockholders of The Commerce Group, Inc.

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

     We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-62367) pertaining to The Commerce Group, Inc. 401(k) Plan of our report dated January 29, 2001, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of The Commerce Group, Inc.


                                                ERNST & YOUNG LLP

     Boston, Massachusetts
     March 28, 2002

                 THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                                SCHEDULE II

                      CONDENSED FINANCIAL INFORMATION

                          THE COMMERCE GROUP, INC.
                            (Parent Company Only)

                               BALANCE SHEETS
                                December 31,
                           (Thousands of Dollars)

                                                             2001        2000        1999
                                           ASSETS
Investments:
  Investment in Commerce Holdings, Inc..................   $789,437    $758,968   $637,725
  Investment in Bay Finance Company, Inc................     29,179      28,531     27,312
  Investment in the Clark-Prout Insurance Agency, Inc...        581         562        488
      Total investments.................................    819,197     788,061    665,525

Cash and cash equivalents...............................         11          11          7
Property and equipment, net of accumulated depreciation.      1,182       1,257      1,374
Current income taxes....................................      1,410       2,861      2,007
Deferred income taxes...................................        972         882         37
Other assets............................................      1,047       1,329      3,536
      Total assets......................................   $823,819    $794,401   $672,486
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued expenses.................   $ 11,234    $  8,552   $    986
  Payable to affiliates.................................        254       3,914      3,437
  Other liabilities.....................................         57          54         58
      Total liabilities.................................     11,545      12,520      4,481

Stockholders' equity:
  Capital stock:
    Common stock........................................     19,000      19,000     19,000
  Paid-in capital.......................................     29,621      29,621     29,621
  Net accumulated other comprehensive income (loss),
    net of income taxes (benefits) of $6,674 in 2001,
    $6,372 in 2000 and ($13,277) in 1999................     12,394      11,833    (24,657)
  Retained earnings.....................................    873,671     820,528    727,649
                                                            934,686     880,982    751,613
  Treasury stock, 4,869,548, 4,246,648 and 3,640,448
    shares in 2001, 2000 and 1999, at cost..............   (122,412)    (99,101)   (83,608)


      Total stockholders' equity........................    812,274     781,881    668,005

      Total liabilities and stockholders' equity........   $823,819    $794,401   $672,486

    The accompanying notes are an integral part of these condensed financial statements.

<caption>                 THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                                SCHEDULE II
                                 (continued)

                      CONDENSED FINANCIAL INFORMATION

                          THE COMMERCE GROUP, INC.
                           (Parent Company Only)

                           STATEMENTS OF EARNINGS
                          Years ended December 31,
                           (Thousands of Dollars)

                                                            2001        2000       1999
Revenues
  Dividends received from subsidiaries.................   $ 65,835    $ 51,660   $ 56,070
  Rent income..........................................        471         492        513
     Total revenues....................................     66,306      52,152     56,583

Expenses
  Depreciation.........................................        241         246        228
  Administrative expenses..............................      5,095       9,667       (897)
     Total expenses....................................      5,336       9,913       (669)

Earnings before income tax benefits and equity in
 net earnings of subsidiaries over amounts distributed.     60,970      42,239     57,252
Income tax benefits....................................     (1,549)     (3,795)      (338)

Earnings before equity in net earnings of subsidiaries
 over amounts distributed..............................     62,519      46,034     57,590

Equity in net earnings of subsidiaries over amounts
 distributed...........................................     30,575      86,046     31,086
     Net earnings......................................   $ 93,094    $132,080   $ 88,676
















    The accompanying notes are an integral part of these condensed financial statements.

                 THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                                 SCHEDULE II
                                 (continued)

                      CONDENSED FINANCIAL INFORMATION

                          THE COMMERCE GROUP, INC.
                            (Parent Company Only)

                          STATEMENTS OF CASH FLOWS
                          Years ended December 31,
                           (Thousands of Dollars)

                                                              2001        2000        1999
Cash flows from operating activities:
  Net earnings...........................................  $  93,094    $132,080    $ 88,676
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Dividends received from consolidated subsidiaries....     65,835      51,660      56,070
    Equity in earnings of consolidated subsidiaries......    (96,410)   (137,706)    (87,156)
    Depreciation and amortization........................        241         246         228
    Other assets, other liabilities and accrued expenses.      2,948       9,717      (8,609)
    Balances with affiliates.............................     (3,660)        477      40,514
    Income taxes (benefits)..............................      1,361      (1,699)     (5,857)
    Other--net...........................................       (113)         94        (141)
      Net cash provided by operating activities..........     63,296      54,869      83,725

Cash flows from investing activities:
  Purchase of property and equipment for company use.....       (218)       (366)       (487)
  Proceeds from sale of property and equipment...........        184         195         344
      Net cash used in investing activities..............        (34)       (171)       (143)

Cash flows from financing activities:
  Dividends paid to stockholders.........................    (39,951)    (39,201)    (38,656)
  Purchase of treasury stock.............................    (23,311)    (15,493)    (44,921)
      Net cash used in financing activities..............    (63,262)    (54,694)    (83,577)

Increase in cash and cash equivalents....................       -              4           5
Cash and cash equivalents at beginning of year...........         11           7           2
Cash and cash equivalents at end of year.................  $      11    $     11    $      7


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

NOTE A--Dividends

     The amounts of cash dividends paid to The Commerce Group, Inc. (Parent only) were as follows:

                                                              2001        2000        1999
      Consolidated insurance subsidiaries..............     $65,835     $51,660     $56,070

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

                          THE COMMERCE GROUP, INC.
                           (Parent Company Only)

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Thousands of Dollars)

NOTE C--Consolidated Financial Statements

     In preparing the consolidated financial statements of the Company and its subsidiaries, the following amounts have been eliminated:

                                               At December 31,
Balance Sheet                          2001          2000         1999
Investment in subsidiaries........   $819,197      $788,061     $665,525
Payable to affiliates.............        254         3,914        3,437

                                            Years Ended December 31,
Statement of Earnings                  2001          2000         1999

Dividends from subsidiaries.......   $ 65,835      $ 51,660     $ 56,070
Rent income.......................        471           492          513

NOTE D--Reclassification of Prior Year Balances

     Certain prior year balances have been reclassified to conform to the 2001 presentation.

     Beginning in the first quarter of 2001, the Company, in the 2001 and prior years' results, classified its undistributed equity in the earnings and losses on investments in closed-end preferred stock mutual funds in net realized investment gains and losses. For the year ended 2000, the undistributed equity in the earnings and losses of these funds was reported in net investment income. The Company believes the current year presentation provides a more appropriate classification for analysis of the on-going operations of the Company. Prior period results previously reflected in investment income, have been reclassified to realized gains and losses to conform with current period presentation. For the years ended December 31, 2001, 2000, and 1999 the Company reflected realized gains (losses) of $4.6 million, $26.6 million and ($22.4) million, respectively, as a result of this change. These investments are valued at original cost plus the cumulative undistributed equity in earnings and losses of the funds and adjusted over time by the premium or discount at the time of purchase to the applicable underlying net asset value of the funds.

                                                                THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                                                                             SCHEDULE III

                                                                  SUPPLEMENTARY INSURANCE INFORMATION
                                                              Years Ended December 31, 2001, 2000 and 1999
                                                                        (Thousands of Dollars)


                                                        Future
                                                        Policy               Other
                                          Deferred     Benefits,             Policy
                                           Policy     Claims and           Claims and               Net
                                         Acquisition     Loss     Unearned  Benefits    Premium  Investment
               Segment                      Costs      Expenses   Premiums   Payable    Revenue   Income(1)
2001
  Massachusetts's property and
   casualty insurance.................   $   105,553  $  615,495  $516,779            $  922,573  $  79,544
  Other states property and
   casualty insurance.................        11,004      66,129    46,677    None       121,079     13,030
  Real estate and commercial lending..          -           -         -                     -         3,640
  Corporate and other.................          -           -         -                     -         3,397
        Total.........................   $   116,557  $  681,624  $563,456            $1,043,652  $  99,611
2000
  Massachusetts's property and
   casualty insurance.................   $   102,026  $  615,869  $481,669            $  849,998  $  74,544
  Other states property and casualty
   insurance..........................         9,279      58,271    38,216    None       104,485     13,458
  Real estate and commercial lending..          -           -         -                     -         5,407
  Corporate and other.................          -           -         -                     -         3,421
        Total.........................   $   111,305  $  674,140  $519,885            $  954,483  $  96,830
1999
  Massachusetts's property and
   casualty insurance.................   $    90,360  $  596,339  $423,173            $  767,686  $  69,627
  Other states property and casualty
   insurance..........................         8,140      63,502    33,922    None       104,144     11,359
  Real estate and commercial lending..          -           -         -                     -         5,429
  Corporate and other.................          -           -         -                     -         3,374
        Total.........................   $    98,500  $  659,841  $457,095            $  871,830  $  89,789


     (1)  The allocation of net investment income is based upon the specific identification of activity within the various segments.

53A

                                                                THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                                                                             SCHEDULE III

                                                                  SUPPLEMENTARY INSURANCE INFORMATION (Continued)
                                                              Years Ended December 31, 2001, 2000 and 1999
                                                                        (Thousands of Dollars)



                                          Benefits,  Amortization
                                           Claims,    of Deferred
                                         Losses and     Policy     Other       Net
                                         Settlement  Acquisition Operating   Premiums
               Segment                    Expenses      Costs     Expenses    Written
2001
  Massachusetts's property and
   casualty insurance.................   $675,036   $   220,635            $  950,486
  Other states property and
   casualty insurance.................    102,507        40,235    None       128,481
  Real estate and commercial lending..       -             ,                     -
  Corporate and other.................       -             -                     -
        Total.........................   $777,543   $   260,870            $1,078,967

2000
  Massachusetts's property and
   casualty insurance.................   $602,789   $    212,009           $  906,705
  Other states property and casualty
   insurance..........................     83,368         31,248   None       102,206
  Real estate and commercial lending..       -              -                    -
  Corporate and other.................       -              -                    -
        Total.........................   $686,157   $    243,257           $1,008,911
1999
  Massachusetts's property and
   casualty insurance.................   $547,004   $    199,296           $  806,491
  Other states property and casualty
   insurance..........................     78,086         34,364   None       105,502
  Real estate and commercial lending..       -              -                    -
  Corporate and other.................       -              -                    -
        Total.........................   $625,090   $    233,660           $  911,993

53B

                 THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                                 SCHEDULE IV

                                 REINSURANCE
                Years Ended December 31, 2001, 2000 and 1999
                            (Thousands of Dollars)

                                                                      Assumed                Percentage
                                                        Ceded to       From                  of Amount
                                           Gross         Other         Other         Net       Assumed
       Insurance Premiums Earned           Amount       Companies    Companies      Amount     to Net


2001
  Property and casualty insurance..  $1,112,922   $149,874    $ 80,604   $1,043,652     7.7%

2000
  Property and casualty insurance..  $1,015,260   $142,474    $ 81,697   $  954,483     8.6%

1999
  Property and casualty insurance..  $  911,588   $124,459    $ 84,701   $  871,830     9.7%

                 THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                                 SCHEDULE V

                     VALUATION AND QUALIFYING ACCOUNTS
                Years Ended December 31, 2001, 2000 and 1999
                           (Thousands of Dollars)

                                                          Net
                                                        addition
                                                       (reduction)
                                            Balance     charged to                Balance
                                           beginning    costs and                 at end
                                            of year      expenses   Deductions(1)  of year
2001
  Allowance for losses on mortgage loans
   and collateral notes receivable........  $  858       $  (198)      $  -         $  660

  Allowance for doubtful premium
   receivables............................  $1,487       $ 1,079       $(1,001)     $1,565

2000
  Allowance for losses on mortgage loans
   and collateral notes receivable........  $2,127       $(1,269)      $  -         $  858

  Allowance for doubtful premium
   receivables............................  $1,452       $   985       $  (950)     $1,487

1999
  Allowance for losses on mortgage loans
   and collateral notes receivable........  $2,301       $  (174)      $  -         $2,127

  Allowance for doubtful premium
   receivables............................  $1,450       $ 1,249       $(1,247)     $1,452




(1) Deductions represent net write-offs of amounts determined to be uncollectible.

                 THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                                 SCHEDULE X

                    SUPPLEMENTAL INFORMATION CONCERNING
                   PROPERTY-CASUALTY INSURANCE OPERATIONS
                Years Ended December 31, 2001, 2000 and 1999
                           (Thousands of Dollars)



                                               Claims and Claim         Paid
                                              Adjustment Expenses      Claims
            Affiliation                       Incurred Related to     and Claim
               with                           Current      Prior      Adjustment
            Registrant                         Year        Years       Expenses

2001
  Consolidated property-casualty
   entities..........................         $812,863   $(35,320)     $773,076

2000
  Consolidated property-casualty
   entities..........................         $728,582   $(42,425)     $659,069

1999
  Consolidated property-casualty
   entities..........................         $664,978   $(39,888)     $627,550

                 THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                           INDEX TO EXHIBITS(A)

Exhibit
Number                                    Title
  3.1       Articles of Organization, as amended (B)

  3.2       By-Laws(B)

  4         Stock Certificate(B)

 10.6*      Form of Stock-Appreciation Right Agreement (B)

 10.7*      Form of Stock-Appreciation Right and Book Value Award Agreement as amended (C)

 10.8*      1994 Management Incentive Plan as amended (D)

 10.18*     Form of Non-Qualified Stock Option Agreement (E)

 10.19*     Form of Incentive Stock Option Agreement (E)

 10.20*     Form of Non-Qualified Stock Option Agreement (E)

 10.21*     Form of Stock Option Agreement (E)

 10.22      Conning Capital Partners VI, L.P., Limited Partnership Agreement (E)

 13.1       Annual Report for the year ended December 31, 2001 to Security Holders

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

                           2001
                         annual
                         report
















The
CGI

The Commerce Group, Inc.
211 Main Street, Webster, Massachusetts 01570


                          INDEX TO 2001 ANNUAL REPORT

                                                                   Page
Financial Highlights............................................     1

Letter to Stockholders..........................................     2

Management's Discussion and Analysis of Financial Condition
 and Results of Operations......................................     5

Common Stock Price and Dividend Information.....................    32

Report of Management............................................    33

Report of Independent Auditors..................................    34

Consolidated Balance Sheets at December 31, 2001 and 2000.......    35

Consolidated Statements of Earnings for the Years Ended
 December 31, 2001, 2000 and 1999...............................    36

Consolidated Statements of Stockholders' Equity for the Years
 Ended December 31, 2001, 2000 and 1999.........................    37

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2001, 2000 and 1999...............................    38

Consolidated Statements of Cash Flows - Reconciliation of Net
 Earnings to Net Cash Provided by Operating Activities for the
 Years Ended December 31, 2001, 2000 and 1999...................    39

Notes to Consolidated Financial Statements......................    40

Selected Consolidated Financial Data............................    69

Management's Discussion of the Supplemental Information on
 Insurance Operations...........................................    70

Directors.......................................................    76

Officers........................................................    80

Stockholder Information.........................................    82

                             FINANCIAL HIGHLIGHTS
                 (Dollars in Thousands, Except Per Share Amounts)

                                                      2001          2000            1999
Direct premiums written.........................   $1,152,407    $1,071,649      $  948,149

Net premiums written............................   $1,078,967    $1,008,911      $  911,993

Earned premiums.................................   $1,043,652    $  954,483      $  871,830
Net investment income...........................       99,611        96,830          89,789
Premium finance and service fees................       17,819        15,227          14,774
Amortization of excess of book value of
  subsidiary interest over cost.................        3,389         3,390           3,019
Net realized investment gains (losses)..........      (10,633)       29,550         (16,378)
     Total revenues.............................   $1,153,838    $1,099,480      $  963,034

Earnings before income taxes and minority
  interest......................................   $  115,425    $  170,066      $  104,284
Income taxes....................................       23,194        38,306          16,667

Net earnings before minority interest...........       92,231       131,760          87,617
Minority interest in net loss of subsidiary.....          863           320           1,059
     Net earnings...............................   $   93,094    $  132,080      $   88,676

Comprehensive income............................   $   93,655    $  168,570      $   40,730

Net earnings per common share:
  Basic.........................................   $     2.77    $     3.87      $     2.54
  Diluted.......................................   $     2.75    $     3.87      $     2.54

Operating earnings (1)..........................   $   98,880    $  109,631      $   97,411

Operating earnings per share (1)
  Basic.........................................   $     2.94    $     3.21      $     2.79
  Diluted.......................................   $     2.93    $     3.21      $     2.79

Cash dividends paid per share...................   $     1.19    $     1.15      $     1.11

Weighted average number of common shares
  outstanding:
    Basic.......................................   33,608,804    34,121,047      34,940,074
    Diluted.....................................   33,794,938    34,121,047      34,940,074

Total investments at market value
  and equity value..............................   $1,498,201    $1,472,562      $1,295,995
Total assets....................................   $2,140,082    $2,075,614      $1,878,019
Total liabilities...............................   $1,327,808    $1,292,665      $1,208,650
Minority interest...............................         -       $    1,068      $    1,364
Total stockholders' equity......................   $  812,274    $  781,881      $  668,005
Total stockholders' equity per share............   $    24.52    $    23.16      $    19.44

Certain statutory financial ratios (unaudited):
  Loss and LAE ratio............................         74.7%         71.7%           72.0%
  Underwriting expense ratio....................         24.4          25.1            26.5
     Combined ratio.............................         99.1%         96.8%           98.5%

  Net premiums written to policyholders'
    surplus.....................................        150.7%        152.6%          175.7%

(1) The above figures are presented to provide information to the reader due to the amount of, and fluctuations in, net realized gains and (losses).  The amounts noted, which exclude the after-tax impact of net realized investment gains (losses), are important measures of corporate performance.

                                 THE COMMERCE GROUP, INC.


                                                           March 23, 2002

To Our Stockholders:

     In 2001, your Company experienced satisfactory financial results for the 26th consecutive year. From the very first day the funding of The Commerce Insurance Company was accomplished (April 3, 1972) through December 31, 2001, we have achieved underwriting profit of $293.4 million on total premiums written of $10.0 billion. This underwriting profit represents 2.9% of total premiums written.

     In October 2001, the 2002 personal automobile insurance rate decision was announced by the Massachusetts Insurance Commissioner. Despite the industry's request for a 7.8% increase, 2002 rates are to remain unchanged from 2001 rates. Although most companies, including yours, continued to modify safe driver deviations in response to the 2002 rate decision, the Massachusetts marketplace remains highly competitive. Throughout these ongoing competitive times, your Company's share of the Massachusetts personal automobile market has continued to grow, and at year-end, our market share was 23.3% up from 22.3% in 2000.

     In 2001, direct premiums written in Massachusetts and earned premiums countrywide surpassed $1 billion for the first time in our history. Your Company will continue to pursue the goals of growing and expanding geographically beyond the borders of Massachusetts. In furtherance of this goal, direct premiums written outside of Massachusetts now represents 12.4% of our total business as compared to 11.3% in 2000.

     Your Company has continued to grow and prosper. The Commerce Insurance Company continues to be the largest writer of Massachusetts private passenger automobile insurance, the second largest writer of Massachusetts homeowners insurance, as well as the third largest writer of Massachusetts commercial automobile insurance. The combined insurance companies were also ranked as the 26th largest personal automobile insurance group in the country by A.M. Best Co., based on the most recently available direct premium written information. Additionally, I am very pleased to report that your Company again received a group rating of A+ (Superior) from A.M. Best Co.

     Net earnings, written premiums, earned premiums, investment income, total assets, total stockholders' equity and total stockholders' equity per share, as illustrated in the bar graph on the facing page, are all at new highs. For those of you who are interested in the details, I draw your attention to the pages in this report labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Behind these numbers are an extremely dedicated group of people: Our policyholders (represented by over 1,042,000 policies in force); Agents (1,236); Employees (1,780); Officers (43); Commerce Group Directors (17); and, of course, our Stockholders (over 5,000, including our Employee Stock Ownership Plan Participants who now number 1,904).

     Property-liability insurance remains a good business to be in and The Commerce Group, Inc. will continue its efforts to be one of the most profitable long-term players. Your Company's management continues to believe that owners' interests are its primary constituency.

     Our sincere thanks to those who have helped in this building process especially our Agents, Employees, Officers and Board of Directors. This diverse force of committed, ethical and hard working people will continue to build on our past successes and look to the future with excitement and opportunity. Their individual ingenuity, enthusiasm, dedication and professionalism will continue to serve our stockholders well.

     Your comments or questions regarding this report, or The Commerce Group, Inc. affairs in general, are solicited as always, at any time.



















                                   Arthur J. Remillard, Jr.
                                   President, Chief Executive Officer
                                   and Chairman of the Board





















            Caring in everything we do.

The bar graph on page 3 illustrates the Company's annual total stockholders' equity per share value and annual total stockholders' equity per share value including cumulative cash dividends paid per share through each December 31, year-end, over the most recent fifteen year period. The X-axis lists the years beginning with 1987 through 2001. The Y-axis lists the dollar values starting at $0.00 and increasing in one-dollar increments to $32.00. The graph depicts a total stockholders' equity per share value in 1987 of $1.40, 1988 of $1.95, 1989 of $2.53, 1990 of $3.36,
1991 of $4.80, 1992 of $7.42, 1993 of $10.09, 1994 of $10.88, 1995 of
$14.96, 1996 of $16.28, 1997 of $18.11, 1998 of $19.72, 1999 of $19.44,
2000 of $23.16, and 2001 of $24.52. The graph also depicts the total stockholders' equity per share value adjusted to include cumulative dividends paid per share. The total of these amount to the per share value in 1987 of $1.40, 1988 of $1.95, 1989 of $2.53, 1990 of $3.36, 1991
of $4.80, 1992 of $7.42, 1993 of $10.09, 1994 of $11.03, 1995 of $15.34,
1996 of $17.47, 1997 of $20.33, 1998 of $23.01, 1999 of $23.84, 2000 of
$28.71, and 2001 of $31.26.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (Thousands of Dollars Except Per Share Data)


General

     The property and casualty insurance industry continues to remain highly competitive and inherently volatile in nature. Property and casualty insurance company results have traditionally been impacted by the typical forces unique to the industry such as competition, frequency and severity of losses, the overall economy and the general regulatory environment in those states in which the insurer operates. Additional forces are impacting the industry in the form of deregulation, on-line commerce, price competition, empowered customers and technological advancement. The terrorists' attacks of September 11 have had a significant impact on the insurance industry. According to A.M. Best Co. ("A.M. Best"), "the unprecedented events of September 11 have forever changed the way the insurance industry defines risk. Both property and liability lines have been exposed to catastrophic risks that cannot be priced using traditional actuarial methods". A.M. Best goes on to state, "Against the backdrop of weak financial trends, this new risk environment has accelerated the hardening of the U.S. property/casualty market".
Given this increased risk environment, A.M. Best "expects to see a renewed flight to quality that will benefit financially strong insurers". The financial losses due to this tragedy were significant to the insurance industry, however, due to the limited exposure that the Company has outside of Massachusetts, management believes the direct financial impact to the Company will not be material. Additionally, price competition remains quite heavy in many areas of the country, although it has improved in 2001 among independent agency companies in Massachusetts. Beyond Massachusetts, industry-underwriting results are expected to continue to deteriorate in the near future which further emphasizes the importance of competitive advantages gained by affinity marketing and efficient operations. With these issues on the forefront, The Commerce Group, Inc. ("Company") continues to position itself to respond to the prevailing forces and conditions in the market. The Company has utilized its strong agency relationships, a low-cost structure, affinity group alliances and a 1999 joint-venture acquisition all in an effort to keep the Company responsive in today's competitive environment.

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

     Additionally, the Company writes insurance in the States of California and Oregon through Commerce West Insurance Company ("Commerce West"), a wholly-owned subsidiary of Commerce, located in Pleasanton, California. The Company also writes insurance through American Commerce Insurance Company ("American Commerce"), which it acquired in January 1999. Located in Columbus, Ohio, American Commerce is a wholly-owned subsidiary of ACIC Holding Co., Inc., with policies in 26 states and licenses in several others.

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

     The Company's business strategy remains focused on activities primarily related to personal automobile insurance. The Company has been the largest writer of personal property and casualty insurance in the State of Massachusetts in terms of market share of direct premiums written since 1990. The Company's share of the Massachusetts personal automobile market increased to 23.3% in 2001, as exhibited in the table below, exceeding our nearest competitor, which maintains a 10.8% market share.

                         Growth of Massachusetts Personal Automobile
                                      Insured Vehicles

                                                                    Commerce Year-End
                  Year             Industry          Commerce          Market Share
                  2001               1.7%               6.1%               23.3%
                  2000               1.9%               6.5%               22.3%
                  1999               2.0%               0.6%               21.3%

     As mentioned, the Company predominantly writes private passenger automobile insurance. The following tables indicate that direct premiums written for private passenger automobile, commercial automobile and homeowners represented 85.2%, 5.2% and 8.0%, respectively, of the Company's total direct premiums written in 2001, as compared to 86.9%, 4.0% and 7.7%, respectively, in 2000. Total direct premiums written increased $80,758 or 7.5% in 2001 over 2000. The 2001 increase was primarily attributable to a $32,742 or 4.0% increase in Massachusetts private passenger automobile direct premiums written. This was the result of a 5.8% increase in written exposures offset by a decrease of 1.9% in average premiums per exposure. Private passenger premiums written for all other states increased $18,824 or 18.2%, primarily attributable to an increase in American Commerce premiums of $7,319 or 9.4%, coupled with an increase of $11,505 or 44.5% additional premiums from Commerce West.

Direct Premiums Written, Year Ended December 31, 2001

                         Massachusetts  All Other States     Total      % of Total
Personal Automobile......  $  859,922     $  122,320      $  982,242        85.2%
Commercial Automobile....      58,088          1,514          59,602         5.2
Homeowners...............      73,254         18,710          91,964         8.0
Other Lines..............      17,885            714          18,599         1.6

         Total...........  $1,009,149     $  143,258      $1,152,407       100.0%

Direct Premiums Written, Year Ended December 31, 2000

                         Massachusetts All Other States     Total      % of Total
Personal Automobile......  $  827,180     $  103,496      $  930,676        86.9%
Commercial Automobile....      43,243            104          43,347         4.0
Homeowners...............      65,662         16,498          82,160         7.7
Other Lines..............      14,860            606          15,466         1.4

         Total...........  $  950,945     $  120,704      $1,071,649       100.0%



Massachusetts Automobile Business

     In Massachusetts, private passenger automobile insurance is subject to extensive regulation. Owners of registered automobiles are generally required to maintain certain minimum automobile insurance coverages. With very limited exceptions, automobile insurers are required by law to issue a policy to any applicant seeking to obtain such coverages. Companies in Massachusetts are also assigned agents, known as Exclusive Representative Producers ("ERPs"), based primarily on market share, that have been unable to obtain a voluntary contract with an insurance carrier. Marketing and underwriting strategies for companies operating in Massachusetts are limited by maximum premium rates and minimum agency commission levels for personal automobile insurance, both of which are mandated by the

Massachusetts Commissioner of Insurance ("Commissioner"). In Massachusetts, accident rates, bodily injury claims, and medical care costs continue to be among the highest in the nation. According to the Automobile Insurers Bureau of Massachusetts ("A.I.B"), Massachusetts "has higher than average medical costs and liability claims involving attorneys". According to the A.I.B., Massachusetts personal automobile premium per policy, based on 1999 premium information, was 5th highest in the nation.

     During the three-year period from 1999 to 2001, average mandated Massachusetts personal automobile insurance premium rates decreased an average of 2.3% per year. The Commissioner approved no rate change in personal automobile premiums for 2002, as compared to an average rate decrease of 8.3% in 2001. Coinciding with the 2002 rate decision, the Commissioner also approved no change in the commission rate agents receive for selling private passenger automobile insurance from 12.3% in 2001.

                                    State Mandated
                                       Average     Commerce Average Rate
                          Year       Rate Change    Change Per Exposure
                          2002          0.0%               5.0%(Estimated)
                          2001         (8.3%)             (1.9%)
                          2000          0.7%               6.2
                          1999          0.7%               9.1%

     Although average mandated personal automobile premium rates decreased 8.3% in 2001, the Company's average rate decreased 1.9% per exposure. The 1.9% decrease for 2001 was primarily the result of the state mandated average rate decrease offset by decreases in the Safe Driver Insurance Plan ("SDIP") deviations for Step 9 and Step 10 drivers, the two best driver SDIP classifications in Massachusetts. The smaller Company decrease was also due to the facts that the rate decision did not anticipate purchases of new automobiles in the year to which the rate decision applied and, secondly, the Company's mix of personal automobile business differs from that of the industry.

     The 1999 average rate decision was partially driven by corrections for an industry error that had impacted prior year rate decisions. The industry error resulted from a miscalculation of industry expense allowances that had the effect of over-stating rates for 1991 through 1996. Mandated rates for 1997, 1998 and 1999 included an adjustment to recoup the effects of this error from the industry. The adjustment included in the rate decision to recoup the error was phased in during 1997, 1998 and 1999. The earned premium impact of this, coupled with the impact of a previous year imbalance in the SDIP, was approximately $14.0 million for 1999. The earnings per share after-tax impact resulting from lower earned premiums were estimated at $0.26 for 1999.

     The Company's performance in its personal and commercial automobile insurance lines is integrally tied to its participation in Commonwealth Automobile Reinsurers ("C.A.R."), a state-mandated reinsurance mechanism, which permits the Company and most other writers of automobile insurance in Massachusetts to reinsure any automobile risk that the insurer perceives to be under-priced at the premium level permitted by the Commissioner. All companies writing automobile insurance in Massachusetts share in the underwriting results of C.A.R. business for their respective product line or lines. Since its inception, C.A.R. has annually generated multi-million dollar underwriting losses in both its personal and commercial automobile pools. A company's proportionate share of the C.A.R. personal or commercial deficit (its participation ratio) is based upon its market share of the auto-mobile risks for the particular pool, adjusted by a utilization formula such that, in general, its participation ratio is disproportionately and adversely affected if its relative use of C.A.R. exceeds that of the industry, and favorably affected if its relative use of C.A.R. is less than that of the industry. Automobile insurers attempt to develop and implement underwriting strategies that will minimize their relative share of the C.A.R. deficit while maintaining acceptable loss ratios on risks not insured through C.A.R.

     Significant changes in the utilization of the C.A.R. private passenger pooling mechanism are not expected for 2002. Various C.A.R. participation formula changes have been fully implemented since 1993 with only minor changes since then. The Company's ERP strategy has been to voluntarily retain more of the types of private passenger automobile business that are factored as credits favorably impacting the utilization formula. These credits primarily result from voluntarily writing business in under-priced territories and for under-priced risks. As a result of increased voluntary retention in excess of the industry, the credits impacting the utilization formula have favorably

7
page>


affected the Company's participation ratio. As indicated in the accompanying table, this ratio is several percentage points below the Company's estimated 23.3% share of the Massachusetts personal automobile market. The Company continues to expect the marketplace to make minor annual adjustments to find the optimum balance between voluntary and ceded writings.


Company Private Passenger Participation Ratio for C.A.R. versus Market Share

                               Company Participation         Company
               Year               Ratio in C.A.R.          Market Share

               2001*                   16.8%                   23.3%
               2000                    16.9%                   22.3%
               1999                    16.5%                   21.3%

            *Estimated


     The percentage of commercial automobile premiums ceded to C.A.R. by the industry was estimated by the Company to be 24% in 2001. The percentage of commercial automobile business ceded to C.A.R. by the Company was approximately 16.0%. C.A.R. depopulation over the last several years, coupled with C.A.R. rate increases for ceded commercial business, have led to a reduction in the size of the annual commercial automobile deficits. The Company intends to continue to respond to the incentives and disincentives provided by C.A.R. rules as deemed necessary and appropriate.

     The Company provides a separate rating tier for preferred Massachusetts commercial automobile business through Citation. Approximately 17% of the Massachusetts commercial automobile premiums produced by voluntary agents in 2001 were written by Citation. The Company expects that this secondary rating tier will continue to assist the Company in retaining its better commercial automobile accounts, while also further increasing the percentage of commercial automobile business that can be retained voluntarily by the Company in 2002 and beyond.

     The Company has actively pursued affinity group marketing programs since 1995. The primary purpose of affinity group marketing programs is to provide participating groups with a convenient means of purchasing private passenger automobile insurance through associations and employer groups. Emphasis is placed on writing larger affinity groups, although accounts with as few as 25 participants are considered. Affinity groups are eligible for rate discounts, which must be filed annually with the Division of Insurance. In general, the Company looks for affinity groups with mature/stable membership, favorable driving records and below average turnover ratios. Participants who leave the sponsoring group during the term of the policy are allowed to maintain the policy until expiration. At expiration, a regular Commerce policy may be issued through the agency at the insured's option.

     Since the latter part of 1995, Commerce has been a leader in affinity group marketing through agreements with the four American Automobile Association Clubs of Massachusetts ("AAA clubs") offering discounts on private passenger automobile insurance to the clubs' members who reside in Massachusetts. A 6% discount was approved for policies effective January 1, 2002, which is the same as the discount for 2001. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and has been the primary reason for a 62.6% increase in the number of personal automobile exposures written by Commerce since year-end 1995 (the AAA affinity group program incepted in October of 1995). In 2001, total direct premiums written attributable to the AAA group business were $545,496 or 47.3% of the Company's total direct premiums written (63.4% of the Company's total Massachusetts personal automobile premium), an increase of 1.8% over 2000. Total exposures attributable to the AAA clubs group business were 581,455 or 63.3% of total Massachusetts personal automobile exposures in 2001, as compared to 559,696 or 64.5% in 2000. Of the total Massachusetts automobile exposures written through the AAA affinity group program by the Company, approximately 13.0% were written through insurance agencies owned by the AAA clubs (8.7% of total Massachusetts automobile exposures). The remaining 87.0% of the AAA group program was written through the Company's network of independent agents (91.3% of total Massachusetts automobile exposures). For additional details, refer to the table found on page 12 entitled "AAA Affinity Group Discount and SDIP Deviations".

8
page>




     Massachusetts law allows two years to reach the required group penetration level of 35%. Commerce has continued to maintain AAA member participation in excess of 35% through December 31, 2001, when it was estimated at approximately 40%. The two-year penetration requirement was waived by the Massachusetts Legislature for 2000, 2001 and 1999. Waiving the penetration requirements allows insurance companies to continue offering group discounts without reaching the 35% level.

     Commerce and the AAA clubs have agreed that Commerce shall be their exclusive under-writer of Massachusetts personal automobile group programs.
A rolling three-year contract exists between Commerce and the AAA clubs which renews automatically and may be terminated upon a minimum of three years written notice to either party.


Agreements for the Transfer of Massachusetts Business from Other Companies in
2002

     The Company entered into an agreement on September 28, 2001, with Berkshire Mutual Insurance Company ("Berkshire") for the transfer of Massachusetts personal automobile business written by Berkshire to The Commerce Insurance Company, effective January 1, 2002. Under terms of the agreement, Commerce Insurance agreed to offer agency contracts to independent agencies that represent Berkshire for personal automobile insurance in Massachusetts. This will allow agents of Berkshire the opportunity to offer Commerce automobile insurance policies to their customers whose policies renew in 2002. Commerce will assume all of Berkshire's obligations for future policy years beyond 2001 under the Massachusetts residual market system, (commonly known as C.A.R.), including assignment of Berkshire's involuntary agents. The Company received a cash payment of $7,000 from Berkshire in early January, 2002.

     The Company announced the formation of a marketing alliance with Horace Mann Educators Corporation on October 18, 2001. Under the terms of an agency agreement between Commerce and Horace Mann Service Corporation ("HMSC"), a licensed brokerage agency in the State of Massachusetts, HMSC will provide its personal automobile customers with Commerce policies. New personal automobile policies sold by HMSC will be insured with Commerce, beginning no later than January 1, 2002. At the policyholders option, Massachusetts personal auto policies currently written by HMSC will convert to Commerce policies upon renewal in 2002.


Other States Business

     Direct premiums written in states other than Massachusetts by Commerce West and American Commerce, increased $22,554 or 18.7%. Roughly half of this growth resulted from an increase of $11,505 or 44.5% in personal automobile direct premiums written by Commerce West. The growth from Commerce West is primarily attributable to non-standard automobile business. Commerce West began writing in this segment of the market in late 1999. Commerce West also began writing commercial automobile in late 2000, resulting in writings of $1,514 in 2001. American Commerce direct premiums written increased $9,655 or 10.2%, primarily due to an increase in personal automobile premiums of $7,319 or 9.4%. American Commerce also experienced a 13.4% increase in homeowners business. American Commerce, which writes business in 26 states, wrote greater than 90% of its business in eleven states.

     Commerce West premiums and the eleven states with the highest percentages of premiums written by American Commerce are shown in the following table:


                                                           % of Direct Premiums
            Company                 State                     Written by State
                                                              2001       2000
            Commerce West           California............    89.8%      99.1%
                                    Oregon................    10.2%       0.9
                                         Total............   100.0%     100.0%

            American Commerce       Arizona...............    20.9%      21.5%
                                    Rhode Island..........    14.3%      10.8%
                                    Ohio..................    12.6%      11.6%
                                    Oregon................    10.5%      10.2%
                                    Washington............     8.0%       8.1%
                                    Oklahoma..............     7.7%       6.4%
                                    Kentucky..............     5.9%       5.8%
                                    Indiana...............     4.6%       3.5%
                                    West Virginia.........     2.5%       2.7%
                                    Idaho.................     2.5%       2.4%
                                    Tennessee.............     2.4%       2.2%
                                    Other states..........     8.1%      14.8%

                                         Total............   100.0%     100.0%

     The decrease in other states for American Commerce is primarily attributable to business in several states being moved to other insurance companies affiliated with the ownership of the agencies representing that business. These and some future moves for business in other states were anticipated at the time the Company negotiated the acquisition of American Commerce.


Insurance Ratios

     Underwriting profit margins are reflected by the extent to which the combined ratio is less than 100%. This ratio is considered the best simple index of current underwriting performance of an insurer. During the five-year period ended December 31, 2001, the property and casualty insurance industry's combined ratio, as reported by A.M. Best and weighted to reflect the Company's product mix ("weighted industry average"), has ranged from a low of 100.1% in 1997 to a high of 109.7% in 2000 on a statutory accounting principles basis. During this same period of time, the Company's combined ratio has consistently remained below the weighted industry average, ranging from a low of 96.5% in 1997 to a high of 99.1% in 2001. On an average basis, the Company's combined ratio was 97.8% for the five-year period ended December 31, 2001 compared to a weighted industry average of 105.1%.

                                                      Year Ended December 31,
    Company Statutory Ratios                 2001     2000     1999     1998     1997
       (unaudited)
      Loss and LAE Ratio.................     74.7%    71.7%    72.0%    71.6%    71.4%
      Underwriting Expense Ratio.........     24.4     25.1     26.5     26.5     25.1
      Combined Ratio.....................     99.1%    96.8%    98.5%    98.1%    96.5%

    Industry Combined Ratio
      (all writers)(1)...................    108.9%   109.7%   104.4%   102.2%   100.1%


(1) Source:  Best's Review Preview (2002), as reported by A.M. Best for all property and casualty insurance companies and weighted to reflect the Company's product mix.
    The 2001 industry information is estimated by A.M. Best.

Investment Income and Net Realized Investment Gains and Losses

     The Company's total revenues were supplemented in fiscal 2001, 2000 and 1999 by net investment income of $99,611, $96,830 and $89,789, respectively. Beginning in the first quarter of 2001, the Company, in the 2001 and prior years' results, classified its undistributed equity in the earnings and losses on investments in closed-end preferred stock mutual funds in net realized investment gains and losses. For the year ended 2000, the undistributed equity in the earnings and losses of these funds was reported in net investment income. The Company believes the current year presentation provides a more appropriate classification for analysis of the on-going operations of the Company. Prior period results previously reflected in investment income, have been reclassified to realized gains and losses to conform with current period presentation.
For the years ended December 31, 2001, 2000, and 1999 the Company reflected realized gains (losses) of $4.6 million, $26.6 million and ($22.4) million, respectively, as a result of this change. These investments are valued at original cost plus the cumulative undistributed equity in earnings and losses of the funds and adjusted over time by the premium or discount at the time of purchase to the applicable underlying net asset value of the funds. Also in 2001, the Company began to account for venture capital fund investments on an equity basis. The equity in the operating results of these funds has been reflected in realized gains and losses. Prior to this change, the operating results were not material and were therefore reflected in accumulated other comprehensive income and loss. For 2001, the Company had a net realized loss of $10.6 million, of which the largest component, $9.1 million, was attributable to venture capital fund investments.

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

     In November 1999, the Gramm-Leach-Bliley Act was signed into law. The Act (1) repealed the Glass-Steagall Act of 1933, which had prohibited the merger of banks and securities firms, and (2) substantially modified the Bank Holding Company Act of 1956, which had the effect of separating banking and insurance underwriting business. The law contains pro-visions that govern competition, created safe-harbor protections for specific state laws and established consumer protections that govern bank-insurance sales.

     At the state level, various forms of automobile insurance reform are continuously debated. New regulations and legislation are often proposed with the goal of reducing the need for premium increases. For further details, please refer to the general discussion on insurance regulation and premium rates beginning on page 5.

Personal Automobile Insurance

     As previously mentioned, since 1995, the Company has been a leader in affinity group marketing in Massachusetts by providing discounts to members of the AAA clubs. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public. The Company increased its Massachusetts private passenger automobile insurance exposures by 5.8%, ending the year with approximately 23.3% of the Massachusetts private passenger automobile market.

     Through 2000, the Company offered its Massachusetts customers safe driver deviations to drivers with SDIP classifications of either Steps 9 or 10 and to only Step 9 drivers in 2001. Safe driver deviations are rate discounts based on the customer's driving record and resulting SDIP classification and must be approved annually by the Commissioner. Steps 9 and 10 are the two best driver SDIP classifications in Massachusetts, representing drivers with no at-fault accidents and not more than one minor moving vehicle violation in the last six years. The accompanying table depicts the AAA Affinity Group Discount, SDIP Deviations and their combined reduction from Massachusetts average mandated rates:

AAA Affinity Group Discount and SDIP Deviations   2002*   2001    2000    1999
AAA Affinity Group Discount.................      6.0%    6.0%    6.0%    6.0%
SDIP Step 9 Deviation.......................      0.0%    2.0%    6.0%    8.0%
SDIP Step 10 Deviation......................      0.0%    0.0%    2.0%    3.0%

Combined AAA Affinity Group Discount and
  Step 9 Deviation..........................      6.0%    7.9%   11.6%   13.5%
Combined AAA Affinity Group Discount and
  Step 10 Deviation.........................      6.0%    6.0%    7.9%    8.8%

   *For policies with effective dates as of January 1, 2002 or thereafter.

     In 2002, in response to the average personal automobile rate decisions over the last several years, the Company did not file for SDIP Step 9 or Step 10 deviations, for policies incepting in the 2002 calendar year. During 2001, 55.0% of the Company's exposures were eligible for Step 9 deviations, versus 55.1% and 14.0%, eligible for Step 9 and Step 10 deviations in 2000.


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

     The RBC model formula proposes four levels of regulatory action.
The extent of regulatory intervention and action increases as the percentage of surplus to RBC falls. The first level, the Company Action Level (as defined by the NAIC), requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level (as defined by the NAIC) requires an insurer to submit a plan containing corrective actions and permits the Commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level (as defined by the NAIC) allows the regulator to rehabilitate or liquidate an insurer in addition to the aforementioned actions if surplus falls below 100% of the RBC amount.
The fourth action level is the Mandatory Control Level (as defined by the NAIC), which requires the regulator to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount.

     The following table provides the key RBC information for the Company's insurance subsidiaries, Commerce, Citation, Commerce West, and American Commerce:

                                                           Commerce    American
  (Dollars in millions)           Commerce    Citation      West      Commerce
  At December 31, 2001
  Statutory surplus.............    $ 609      $   107      $  28      $    84
  200% RBC Company action level.      184            4          7           20
  Statutory surplus in excess
    of RBC Company action level.    $ 425      $   103      $  21      $    64
  RBC amounts...................    $  92      $     2      $   4      $    10
  % of surplus to RBC amounts...    662.0%     5,350.0%     700.0%       840.0%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Premiums

     The following table compares direct premiums written, net premiums written and earned premiums for the years ended December 31, 2001 and 2000:

                                                       Years Ended December 31,
                                                  2001       2000     $ Change  % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts......  $  859,922  $  827,180  $ 32,742      4.0%
  Personal Automobile in All Other States...     122,320     103,496    18,824     18.2%
  Commercial Automobile in Massachusetts....      58,088      43,243    14,845     34.3%
  Commercial Automobile in All Other States.       1,514         104     1,410        *
  Homeowners in Massachusetts...............      73,254      65,662     7,592     11.6%
  Homeowners in All Other States............      18,710      16,498     2,212     13.4%
  Other Lines in Massachusetts..............      17,885      14,860     3,025     20.4%
  Other Lines in All Other States...........         714         606       108     17.8%

     Total Direct Premiums Written..........  $1,152,407  $1,071,649  $ 80,758      7.5%

Net Premiums Written:
  Personal Automobile in Massachusetts......  $  864,900  $  839,394  $ 25,506      3.0%
  Personal Automobile in All Other States...     122,256     103,719    18,537     17.9%
  Commercial Automobile in Massachusetts....      60,986      44,848    16,138     36.0%
  Commercial Automobile in All Other States.       1,477         104     1,373        *
  Homeowners in Massachusetts...............      20,364      17,547     2,817     16.1%
  Homeowners in All Other States............       4,576      (1,658)    6,234        *
  Other Lines in Massachusetts..............       4,236       4,916      (680)   (13.8%)
  Other Lines in All Other States...........         172          41       131    319.5%

     Total Net Premiums Written.............  $1,078,967  $1,008,911  $ 70,056      6.9%

Earned Premiums:
  Personal Automobile in Massachusetts......  $  776,552  $  714,972  $ 61,580      8.6%
  Personal Automobile in All Other States...     116,479     100,101    16,378     16.4%
  Commercial Automobile in Massachusetts   .      43,008      32,548    10,460     32.1%
  Commercial Automobile in All Other States.         711          19       692        *
  Homeowners in Massachusetts...............      19,119      17,364     1,755     10.1%
  Homeowners in All Other States............       3,731       4,186      (455)   (10.9%)
  Other Lines in Massachusetts..............       3,290       3,434      (144)    (4.2%)
  Other Lines in All Other States...........         158         162        (4)    (2.5%)
  Assumed Premiums from C.A.R...............      80,176      81,300    (1,124)    (1.4%)
  Assumed Premiums from Other than C.A.R....         428         397        31      7.8%

     Total Earned Premiums..................  $1,043,652  $  954,483  $ 89,169      9.3%

  Earned Premiums in Massachusetts..........  $  841,969  $  768,318  $ 73,651      9.6%
  Earned Premiums-Assumed...................      80,604      81,697    (1,093)    (1.3%)
  Earned Premiums in All Other States.......     121,079     104,468    16,611     15.9%

     Total Earned Premiums..................  $1,043,652  $  954,483  $ 89,169      9.3%

*Calculation is not meaningful.

     The $32,742 or 4.0% increase in Massachusetts personal automobile direct premiums written resulted primarily from increases of 5.8% and 7.1% in the number of Massachusetts personal automobile exposures for liability and physical damage coverage, respectively, offset in 2001 by decreases in rates for the coverage types noted below. The components of these changes from the previous year for 2001 and 2000 were as follows:

                                              2001                       2000
     Coverage Type                      Rate Change (1)            Rate Change (1)
     Liability:
       Bodily Injury.................        (2.1%)                      1.0%
       Personal Injury Protection....       (12.9%)                      6.4%
       Property Damage to Others.....         1.0%                      20.8%

     Physical Damage:
       Collision.....................        (0.1%)                      1.7%
       Comprehensive.................        (7.6%)                      2.4%

           Total (2).................        (1.9%)                      6.2%

   (1)  Represents change in the Company's average rate per exposure from the Company's prior year average rate for Massachusetts private passenger automobile premiums.
   (2)  The total rate change depicted is the result of the weighted average of premiums written for all coverages divided by liability exposures only, due to the fact that all exposures are required to carry liability coverage.

     The above percentage changes were primarily the result of rate modifications in the individual coverage components in the 2001 state mandated rates, offset by changes in the Company's safe driver rate deviations. The combination of these factors resulted in a 1.9% decrease in the average personal automobile premium per exposure in 2001. Despite the 2001 state mandated average rate decrease of 8.3%, the smaller Company decrease in the average personal automobile premium per exposure was primarily due to the above noted changes coupled with the fact that the rate decision does not anticipate purchases of new auto-mobiles in the year to which the rate decision applies and the Company's mix of personal automobile business differs from that of the industry. In 2001, the Company offered its customers safe driver deviations of 2.0% to drivers with SDIP classifications of Step 9 and 0.0% for Step 10 (6.0% for Step 9 and 2.0% for Step 10 in 2000).

     As shown in the table found on page 12, the AAA affinity group discount for 2001 was established at 6.0%, which was unchanged from 2000. In 2001, for drivers who qualified, the Company's AAA affinity group discount and safe driver deviations could be combined for up to a 7.9% reduction (11.6% in 2000) from state mandated rates.

     Other states personal automobile direct premiums written increased $18,824 or 18.2%, however, an overall depressed rate environment resulted in diminished underwriting profits. The Company continues to evaluate a number of its other than Massachusetts state rating structures, has filed for increases in several states and will seek additional rate increases where appropriate. Personal automobile direct premiums written by American Commerce increased $7,319 or 9.4% to $85,124 as compared to $77,805 due primarily to book rollovers of business from existing agents, partially offset by decreases in states where the Company is not actively pursuing writings. Personal automobile direct premiums written from Commerce West increased $11,505 or 44.5% to $37,196 as compared to $25,691. Both companies target preferred insurance risks, however Commerce West's recent growth is attributable to the introduction of a non-standard auto product in late 2000. Both American Commerce and Commerce West write predominantly personal automobile insurance. American Commerce writes personal automobile insurance in 26 states while Commerce West writes personal automobile insurance in the states of California and Oregon. Personal automobile policies for both companies are written primarily for a policy term of six months. Homeowner and other policies in all states are written primarily for a policy term of one year.

     Direct premiums written for Massachusetts commercial automobile insurance increased by $14,845 or 34.3%, due primarily to an increase of approximately 9.0% in the number of policies written, combined with a 23.5% increase in the average commercial automobile premium per policy. The increase in premium per policy was attributable to a hardening of the commercial automobile market, primarily in larger commercial accounts.
The Company experienced an increase of approximately $3,700 from policies in excess of $50. In addition, rates for other voluntary commercial automobile policies have increased moderately, combined with an approximate 10% increase in rates for policies written through C.A.R. The increased business was attributable to the Company's initiative to expand writings.

     Direct premiums written for Massachusetts homeowners insurance increased by $7,592 or 11.6% due primarily to a 6.4% increase in the number of Massachusetts policies written coupled with a 5.0% increase in the average Massachusetts premium per policy. The increase in business was primarily attributable to existing and newly appointed agents. Other states homeowners insurance written by American Commerce increased $2,212 or 13.4% to $18,710 due primarily to book rollovers of business from existing agents.

     The $70,056 or 6.9% increase in net premiums written was primarily due to the growth in direct premiums written as described above offset by an increase in premiums ceded to C.A.R. coupled with an increase in premiums ceded to reinsurers other than C.A.R. Net premiums written for homeowners in all other states increased $6,234, with net premiums written of $4,576 in 2001, as compared to ($1,658) in 2000. The reason for negative written premium in 2000 was due to American Commerce joining the quota share reinsurance agreement effective January 1, 2000. An unearned premium transfer of $6,033 occurred effective January 1, 2000, which has a direct impact to net written premium.

     The $89,169 or 9.3% increase in earned premiums during 2001, as compared to 2000, was primarily due to increases in written exposures for Massachusetts personal automobile liability and physical damage, coupled with an increase in earned premium per exposure. The increase in earned premium per exposure occurs (versus a decrease in written premium per exposure) because of the time lag in earning the premium once it is written. This resulted in a $61,580 or 8.6% increase for Massachusetts personal automobile earned premium.

Investment Income

     Net investment income is affected primarily by the composition of the Company's investment portfolio and yield thereon. The following table summarizes the composition of the Company's investment portfolio, at cost, at December 31, 2001 and 2000 (the Company's investment portfolio, at market and equity is shown in the table on page 25):

Investments, at cost                                         December 31,

                                                            % of                 % of
                                                 2001      Invest.     2000     Invest.
   GNMA & FNMA mortgage-backed bonds......    $   98,198     6.7%   $   67,274     4.7%
   Corporate bonds........................       133,506     9.1       130,775     9.1
   U.S.Treasury bonds and notes...........           104      -          3,428     0.2
   Tax exempt state and municipal bonds...       386,967    26.2       464,404    32.1
       Total fixed maturities.............       618,775    42.0       665,881    46.1

   Preferred stocks.......................       256,582    17.4       215,823    14.9

   Common stocks..........................        87,704     5.9        87,704     6.1

   Closed-end preferred stock mutual funds       294,948    20.0       327,980    22.7

   Mortgages and collateral loans (net of
     allowance for possible loan losses)..        39,505     2.7        51,661     3.6
   Cash and cash equivalents..............       148,630    10.1        70,521     4.9
   Other investments......................        28,291     1.9        25,475     1.7

       Total investments..................    $1,474,435   100.0%   $1,445,045   100.0%

     The Company's investment strategy is to maximize after-tax investment income through investing in high quality securities coupled with acquiring equity investments, which may forgo current investment yield in favor of potential higher yielding capital appreciation in the future.

     As depicted in the following table, 2001 net investment income increased $2,781 or 2.9%, compared to 2000, principally as a result of an increase in average invested assets (at cost), offset by a decrease in yield. The decrease in yield is primarily due to lower short-term yields on larger cash and cash equivalent balances, coupled with an environment of higher yielding fixed maturities being called. The Company continues to monitor interest rates on long-term securities and intends to maintain its high cash position until such time as the Company believes long-term rates have appropriately firmed. Net investment income as a percentage of total average investments was 6.6% in 2001 compared to 6.9% for 2000. Net investment income after tax as a percentage of total average investments was 5.3% and 5.7% for 2001 and 2000, respectively.

Investment Return                                    Years Ended December 31,
                                                    2001                  2000
   Average month-end investments (at cost)...    $1,506,485           $1,395,159
   Net investment income before tax..........        99,611               96,830
   Net investment income after-tax...........        79,172               79,547
   Net investment income as a percentage
     of average net investments (at cost)....           6.6%                 6.9%
   Net investment income after-tax as a
     percentage of average net
     investments (at cost)...................           5.3%                 5.7%

Premium Finance and Service Fees

     Premium finance and service fees increased $2,592 or 17.0% during 2001, as a result of increased premiums as discussed earlier.


Amortization of Excess of Book Value of Subsidiary Interest over Cost

     As a result of the acquisition of American Commerce (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" and "Notes to Consolidated Financial Statements - NOTES A12 and A17"), the amount representing the excess of the fair value of the net assets acquired over the purchase price at January 29, 1999 was $16,947. This amount is being amortized into revenue on a straight-line basis over a five-year period. The amount amortized into revenue in 2001 was $3,389, compared to $3,390 in 2000.


Investment Gains and Losses

     Net realized investment losses totaled $10,633 during 2001 as compared to gains of $29,550 in 2000. Of the net realized losses during 2001, $9,071 was a result of the Company's venture capital fund investments. These investments primarily provide seed capital for start-up companies with emerging high technology initiatives in the financial services industry. These investments are made in limited partnerships and the Company's exposure to loss is limited to its actual investment. In 2001, the Company began to account for these investments on an equity basis. The equity in the operating results of these funds has been reflected in realized gains and losses. Prior to this change, the operating results were not material and were therefore reflected in accumulated other comprehensive income and loss.

     Also during 2001, the undistributed operating results of closed-end preferred stock mutual funds have been reflected in realized gains and losses.
  Year-end December 31, 2000 period results previously reflected in investment income, have been reclassified to realized gains and losses to conform with current period presentation. During 2001 and 2000, the Company reflected realized gains of $4,582 and $26,575, respectively, as a result of this change.

     Gross realized gains and losses for the years ended December 31, 2001 and December 31, 2000 were as follows:

                                       2001                          2000

                                Gross         Gross          Gross         Gross
                               Realized      Realized       Realized      Realized
                                Gains         Losses         Gains         Losses
Fixed maturities.........   $         957 $      (3,773) $         223 $      (3,995)
Preferred stocks.........             128        (3,820)         1,748          (462)
Common stocks............           1,526          (923)         4,370          -
Closed-end preferred
  stock mutual funds*....           5,197          (615)        26,641           (66)
Venture capital fund
  investments............            -           (9,071)           460          -
Other investments........            -             (239)           631          -

     Total...............   $       7,808 $     (18,441) $      34,073 $      (4,523)

*   Includes $3,215 in 2001 and $9,260 in 2000, respectively, relating to the amortization of the net discount, at the time of purchase, of these securities.

     Gross accumulated other comprehensive income and losses at December 31, 2001 and
December 31, 2000 were as follows:

                                December 31, 2001            December 31, 2000

                                 Gross         Gross         Gross         Gross
                              Accumulated   Accumulated   Accumulated   Accumulated
                                 Other         Other         Other         Other
                             Comprehensive Comprehensive Comprehensive Comprehensive
                                Income        Losses         Income        Losses
Fixed maturities.........   $      17,994 $     (10,287) $      16,247 $     (12,193)
Preferred stocks.........           6,289       (14,770)           999       (16,739)
Common stocks............          21,590        (1,836)        28,126            (3)
Other investments........            -             -             1,327          -


     Total...............   $      45,873 $     (26,893) $      46,699 $     (28,935)

Loss and Loss Adjustment Expenses

     Losses and loss adjustment expenses ("LAE") incurred increased $91,386 or 13.3% in 2001. Massachusetts operations experienced declining underwriting results primarily due to increased losses in the homeowners property business and in comprehensive personal automobile, due to more adverse weather conditions compared to last year. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on Massachusetts personal automobile was 65.4% in 2001 compared to 63.1% in 2000. The commercial automobile pure loss ratio increased to 61.8% in 2001 compared to 59.7% in 2000. This increase was primarily due to higher bodily injury losses and to higher physical damage losses coupled with worse experience in the business assumed from C.A.R. during this period. For Massachusetts homeowners (gross of reinsurance), the pure loss ratio was 47.6% in 2001 compared to 40.0% in 2000. This increase was the result of more claims for Massachusetts homeowner business due to less favorable weather conditions, as compared to last year, primarily during the first six months of 2001. Pure loss ratios of subsidiaries in other states increased to 67.5% in 2001 compared to 62.9% in 2000. The loss ratio (on a statutory basis) for Commerce West and American Commerce was 85.1% and 84.4%, respectively, in 2001, compared to 69.3% and 84.5% respectively, in 2000. The increase in the loss ratio for Commerce West was primarily attributable to a substantial increase in non-standard automobile writings with loss ratios that are significantly higher than their regular business.

Policy Acquisition Costs

     Policy acquisition costs expensed increased by $17,613 or 7.2% in 2001. As a percentage of net premiums written, the Company's statutory underwriting expense ratio for 2001 was 24.4% compared to 25.1% in 2000. The decreased 2001 underwriting expense ratio resulted primarily from a lower provision for accrued contingent commissions, lower insolvency assessments and lower expenses due to the continued effects of certain cost reduction programs. The 2000 underwriting ratio includes a $4,900 charge versus $1,244 in 2001, representing the Company's allocation from the Massachusetts Insurers Insolvency Fund. The underwriting expense ratio (on a statutory basis) for Commerce West was 32.7% for 2001 as compared to 35.8% for 2000. The underwriting expense ratio (on a statutory basis) for American Commerce, was 32.6% for 2001 compared to 29.3% for 2000.


Income Taxes

     The Company's effective tax rate was 20.1% and 22.5% for the years ended December 31, 2001 and 2000, respectively. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends received deduction.


Minority Interest in Net Loss of Subsidiary

     As a result of the joint venture with AAA SNE and acquisition of American Commerce (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" and "Notes to Consolidated Financial Statements - NOTES A13 and A17"), the Company's interest in ACIC Holding Co., Inc., through Commerce, a wholly-owned subsidiary of CHI, is represented by ownership of 80% of the outstanding shares of common stock at December 31, 2001. AAA SNE maintains a 20% common stock ownership.
The minority interest of $863 included in the consolidated statement of earnings for 2001 represents 20% of the net loss for ACIC Holding Co., Inc., calculated after the $9,582 preferred stock dividend paid to Commerce, to the extent of the minority interest. This compares to $320 minority interest in net loss of subsidiary after $9,178 in preferred stock dividends paid to Commerce in 2000. During the third quarter of 2001, the net losses of ACIC Holding Co., Inc. exceeded the minority interest balance sheet component.


Net Earnings

     Net earnings decreased $38,986 or 29.5% to $93,094 during 2001 as compared to $132,080 in 2000. Operating earnings, which exclude the after-tax impact of net realized investment gains and losses, decreased $10,751 or 9.8% to $98,880 ($2.94 per share basic and $2.93 per share diluted) during 2001 as compared to $109,631 ($3.21 per share basic and diluted) in 2000, as a result of the factors previously mentioned.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Premiums

     The following table compares direct premiums, net premiums written and earned premiums for the years ended December 31, 2000 and 1999:


                                                          Years Ended December 31,

                                                  2000       1999      Change    % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts......  $  827,180   $731,329   $ 95,851      13.1%
  Personal Automobile in All Other States...     103,496     92,297*    11,199      12.1%
  Commercial Automobile in Massachusetts....      43,243     36,616      6,627      18.1%
  Commercial Automobile in All Other States.         104       -           104        -
  Homeowners in Massachusetts...............      65,662     59,981      5,681       9.5%
  Homeowners in All Other States............      16,498     14,378*     2,120      14.7%
  Other Lines in Massachusetts..............      14,860     13,027      1,833      14.1%
  Other Lines in All Other States...........         606        521*        85      16.3%

     Total Direct Premiums Written..........  $1,071,649   $948,149   $123,500      13.0%

Net Premiums Written:
  Personal Automobile in Massachusetts......  $  839,394   $747,402   $ 91,992      12.3%
  Personal Automobile in All Other States...     103,719     91,640*    12,079      13.2%
  Commercial Automobile in Massachusetts....      44,848     38,593      6,255      16.2%
  Commercial Automobile in All Other States.         104       -           104        -
  Homeowners in Massachusetts...............      17,547     16,304      1,243       7.6%
  Homeowners in All Other States............      (1,658)    13,543*   (15,201)   (112.2%)
  Other Lines in Massachusetts..............       4,916      4,193        723      17.2%
  Other Lines in All Other States...........          41        318*      (277)    (87.1%)

     Total Net Premiums Written.............  $1,008,911   $911,993   $ 96,918      10.6%

Earned Premiums:
  Personal Automobile in Massachusetts......  $  714,972   $633,746   $ 81,226      12.8%
  Personal Automobile in All Other States...     100,101     91,357*     8,744       9.6%
  Commercial Automobile in Massachusetts....      32,548     29,219      3,329      11.4%
  Commercial Automobile in All Other States.          19       -            19        -
  Homeowners in Massachusetts...............      17,364     16,830        534       3.2%
  Homeowners in All Other States............       4,186     12,032*    (7,846)    (65.2%)
  Other Lines in Massachusetts..............       3,434      3,190        244       7.6%)
  Other Lines in All Other States...........         162        755*      (593)    (78.5%)
  Assumed Premiums from C.A.R...............      81,300     84,356     (3,056)     (3.6%)
  Assumed Premiums from Other than C.A.R....         397        345         52      15.1%

     Total Earned Premiums..................  $  954,483   $871,830   $ 82,653       9.5%

  Earned Premiums in Massachusetts..........  $  768,301   $682,985   $ 85,316      12.5%
  Earned Premiums-Assumed...................      81,697     84,701     (3,004)     (3.5%)
  Earned Premiums in All Other States.......     104,485    104,144*       341       0.3%

     Total Earned Premiums..................  $  954,483   $871,830   $ 82,653       9.5%

*Includes eleven-month results of American Commerce since the January 29, 1999 acquisition.


     The $95,851 or 13.1% increase in Massachusetts personal automobile direct premiums written resulted primarily from increases of 6.4% and 8.5% in the number of Massachusetts personal automobile exposures for liability and physical damage coverage, respectively, coupled in 2000 with increases in rates for the coverage types noted below. The components of these changes from the previous year for 2000 and 1999 were as follows:

                                             2000                    1999
     Coverage Type                      Rate Change (1)         Rate Change (1)
     Liability:
       Bodily Injury.................         1.0%                   (1.9%)
       Personal Injury Protection....         6.4%                   11.0%
       Property Damage to Others.....        20.8%                    9.1%

     Physical Damage:
       Collision.....................         1.7%                   25.2%
       Comprehensive.................         2.4%                   11.7%

           Total (2).................         6.2%                    9.1%

   (1)  Represents change in the Company's average rate per exposure from the Company's prior year average rate charged for Massachusetts private passenger automobile premiums.
   (2)  The total rate change depicted is the result of the weighted average of premiums written for all coverages divided by liability exposures only, due to the fact that all exposures are required to carry liability coverage.

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

     As shown in the table found on page 12, the AAA affinity group discount for 2000 was established at 6.0%, which was unchanged from 1999. In 2000, for drivers who qualified, the Company's AAA affinity group discount and safe driver deviations could be combined for up to a 11.6% reduction (13.5% in 1999) from state mandated rates.

     Direct premiums written for commercial automobile insurance increased by $6,627 or 18.1%, due primarily to an increase of approximately 10.1% in the number of policies written, combined with a 6.9% increase in the average commercial automobile premium per policy. The increased business was attributable to the Company's intention to expand writings coupled with increased business due to the insolvency of Trust Insurance Company ("Trust"), a former Massachusetts insurance company that was placed in receivership in 2000. Direct premiums written for homeowners insurance increased by $7,801 or 10.5% due primarily to a 13.5% increase in the number of Massachusetts policies written offset by a 3.0% decrease in the average Massachusetts premium per policy, coupled with an additional month premium from American Commerce. The increased business was primarily attributable to the previously mentioned Trust insolvency.

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

     The $82,653 or 9.5% increase in earned premiums during 2000 as compared to 1999 was primarily due to increases to the average rates per exposure for Massachusetts personal automobile liability and physical damage, and the increased business due to the insolvency of Trust mentioned previously. This resulted in an $85,316 or 12.5% increase for Massachusetts earned premiums. The remaining changes were attributable to a $3,004 or 3.5% decrease in earned premiums assumed from C.A.R. offset by $341, or 0.3% increase in earned premiums from all other states, primarily attributable to American Commerce whose year to date 2000 results reflect a full twelve months as compared to eleven months in 1999, offset by the effect of ceded earned premium to the quota share treaty.


Investment Income

     Net investment income is affected primarily by the composition of the Company's investment portfolio and yield thereon. The following table summarizes the composition of the Company's investment portfolio, at cost, at December 31, 2000 and 1999:

Investments, at cost                                         December 31,
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

     As depicted in the accompanying table, net investment income before taxes increased $7,041 or 7.8%, compared to 1999, principally as a result of an increase in average invested assets (at cost). Net investment income as a percentage of total average investments was 6.9% in 2000 compared to 6.8% in 1999. Net investment income after tax as a percentage of total average investments was 5.6% in 2000 and 6.3% in 1999.

Investment Return                                    Years Ended December 31,
                                                    2000                  1999
   Average month-end investments (at cost)...    $1,395,159            $1,326,098
   Net investment income before tax..........        96,830                89,789
   Net investment income after-tax...........        79,547                74,970
   Net investment income as a percentage
     of average net investments (at cost)....           6.9%                  6.8%
   Net investment income after-tax as a
     percentage of average net
     investments (at cost)...................           5.7%                  5.7%

Premium Finance and Service Fees

     Premium finance and service fees increased $453 or 3.1% during 2000.

Amortization of Excess of Book Value of Subsidiary Interest over Cost

     As a result of the acquisition of American Commerce (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" and "Notes to Consolidated Financial Statements - NOTES A12 and A17"), the amount representing the excess of the fair value of the net assets acquired over the purchase price at January 29, 1999 was $16,947. The amount is being amortized into revenues on a straight-line basis over a five-year period. The amount amortized into revenues in 2000 was $3,390, compared to $3,019 in 1999.


Investment Gains and Losses

     During the fourth quarter of 2000, the Company changed its policy in regard to its investments in certain closed-end preferred stock mutual funds. On a forward going basis, the Company intends to take a proactive posture to affect the overall investment performance of these funds. The Company's ownership position of these various funds at December 31, 2000 range from 23% to 48% of outstanding shares. The level of ownership and new investment policy requires the company to account for these investments on an equity basis. The equity method requires that the investments are to be valued at original cost plus the cumulative equity in the earnings and losses of the funds and adjusted over time by the premium or discount at the time of purchase to the applicable underlying net asset value of the funds. Prior to the policy change, the Company reported the income on a cash basis, valued the investments at quoted market prices and recorded the change in quoted market prices through comprehensive income. The results of prior accounting periods impacted by this change have been restated.

     During 2001, the undistributed operating results of closed-end preferred stock mutual funds have been reflected in realized gains and losses. Year-end December 31, 2000 period results previously reflected in investment income, have been reclassified to realized gains and losses to conform with current period presentation. During 2000 the Company reflected a realized gain of $26,575 versus a loss in 1999 of $22,401, as a result of this change.

     Gross realized gains and losses for the years ended December 31, 2000 and December 31, 1999 were as follows:

                                                 2000                         1999

                                          Gross        Gross           Gross        Gross
                                        Realized     Realized        Realized     Realized
                                          Gains       Losses           Gains       Losses
Fixed maturities....................    $    223     $ (3,995)       $    458     $ (6,449)
Preferred stocks....................       1,748         (462)            207         (451)
Closed-end preferred stock mutual
  funds.............................      26,641          (66)          1,900      (24,301)
Common stocks.......................       4,370         -             16,080       (5,057)
Venture capital fund investments....         460         -                888         -
Other investments...................         631         -                347         -


     Total..........................    $ 34,073     $ (4,523)       $ 19,880     $(36,258)


     Gross accumulated other comprehensive income and losses for December 31, 2000 and
December 31, 1999 were as follows:

                                   December 31, 2000              December 31, 1999
                                  Gross          Gross           Gross           Gross
                               Accumulated    Accumulated     Accumulated     Accumulated
                                  Other          Other          Other           Other
                              Comprehensive  Comprehensive   Comprehensive  Comprehensive
                                 Income          Losses         Income          Losses
Fixed maturities..........    $      16,247  $     (12,193)  $       5,221  $     (19,328)
Preferred stocks..........              999        (16,739)            782        (20,667)
Common stocks.............           28,126             (3)          1,305         (7,941)
Other investments.........            1,327           -              1,009           -


Total.....................    $      46,699  $     (28,935)  $       8,317  $     (47,936)

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


Minority Interest in Net Loss of Subsidiary

     As a result of the joint venture with AAA SNE and acquisition of American Commerce (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" and "Notes to Consolidated Financial Statements - NOTES A13 and A17"), the Company's interest in ACIC Holding Co., Inc., through Commerce, a wholly-owned subsidiary of CHI, is represented by ownership of 80% of the outstanding shares of common stock at December 31, 2000. AAA SNE maintains a 20% common stock ownership.
The minority interest in net loss of subsidiary of $320 included in the consolidated statement of earnings for 2000 represents 20% of the net loss for ACIC Holding Co., Inc. calculated after the $9,178 preferred stock dividend paid to Commerce. This compares to $1,059 minority interest in net loss of subsidiary after $8,300 in preferred stock dividends paid to Commerce in 1999.


Net Earnings

      Net earnings increased $43,404 or 48.9% to $132,080 during 2000 as compared to $88,676 in 1999. The net earnings for 2000 were increased by $20,514, or $0.60 per share and decreased $14,020 or $0.40 per share in 1999 as a result of the Company's change in its policy in regard to its investment in closed-end preferred stock mutual funds mentioned previously. Operating earnings, which exclude the after-tax impact of net realized investment gains, increased $12,220 or 12.5% to $109,631 ($3.21 per share basic and diluted) during 2000 as compared to $97,411 ($2.79 per share basic and diluted) in 1999, as a result of the factors previously mentioned.


Liquidity and Capital Resources

     The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page 35 and the Consolidated Statements of Cash Flows on pages 38 and 39. Stockholders' equity increased by $30,393, or 3.9%, in 2001 as compared to 2000. The increase resulted from $93,094 in net earnings, and by net increases in other comprehensive income, net of income tax benefits, on fixed maturities and preferred and common stocks of $561, offset by dividends paid to stockholders of $39,951 and Treasury Stock purchased of $23,311. Total assets at December 31, 2001 increased $64,468, or 3.1% to $2,140,082 as compared to total assets of $2,075,614 at December 31, 2000. Invested assets, at market value and equity, increased $25,639 or 1.7%. Premiums receivable increased $15,641 or 6.8%. The increase in premiums receivable from December 31, 2000, was primarily attributable to increases in Massachusetts automobile business. Deferred policy acquisition costs increased $5,252 or 4.7%. Receivable from reinsurers increased $8,896 or 14.5%, primarily attributable to the increase in other than automobile business previously discussed. The deferred income tax asset increased $4,952, mainly as a result of accounting for certain investments on an equity basis. All other remaining assets increased $4,088 or 2.2%.

     The Company's investment portfolio, at market and equity, is shown on the following table as of December 31, 2001 and 2000 (for investments, at cost, refer to the table found on page 15):
                                                             December 31,
Investments, at market and equity                          % of                  % of
                                                 2001      Invest.     2000      Invest.
   GNMA & FNMA mortgage-backed bonds......    $   98,985       6.6% $   67,261       4.6%
   Corporate bonds........................       136,506       9.1     126,255       8.6
   U.S. Treasury bonds and notes..........           105        -        3,377       0.2
   Tax exempt state and municipal bonds...       390,886      26.1     473,042      32.1
       Total fixed maturities.............       626,482      41.8     669,935      45.5

   Preferred stocks.......................       248,101      16.6     200,083      13.6

   Common stocks..........................       107,458       7.2     115,827       7.9

   Closed-end preferred stock
     mutual funds at equity...............       309,282      20.6     337,733      22.9

   Mortgages and collateral loans (net of
     allowance for possible loan losses)..        39,505       2.6      51,661       3.5
   Cash and cash equivalents..............       148,630       9.9      70,521       4.8
   Other investments......................        18,743       1.3      26,802       1.8
       Total investments..................    $1,498,201     100.0% $1,472,562     100.0%

    Comparison of Cost/Market Value of Fixed Maturities for the years ended December 31,

                                                               2001
                                                                               % of Total
                                            Market      Cost     Difference   Based on Cost
GNMA & FNMA mortgage-backed bonds.....   $   98,985  $   98,198  $      787       15.9%
Corporate bonds.......................      136,506     133,506       3,000       21.6%
U.S. Treasury bonds and notes.........          105         104           1        0.0%
Tax exempt state and municipal bonds..      390,886     386,967       3,919       62.5%
  Total fixed maturities..............   $  626,482  $  618,775  $    7,707      100.0%
                                                             2000
                                                                               % of Total
                                            Market      Cost     Difference   Based on Cost
GNMA & FNMA mortgage-backed bonds.....   $   67,261  $   67,274  $      (13)      10.0%
Corporate bonds.......................      126,255     130,775      (4,520)      20.0%
U.S. Treasury bonds and notes.........        3,377       3,428         (51)       1.0%
Tax exempt state and municipal bonds..      473,042     464,404       8,638       70.0%
  Total fixed maturities..............   $  669,935  $  665,881  $    4,054      100.0%


     Of the Company's bonds, 97.9% are rated in either of the two highest quality categories provided by the NAIC.

             Comparison of Carrying Value for the years ended December 31,

                                            2001          2000
                                       Market/Equity  Market/Equity                 % of
                                           Value          Value       Variance    Variance
Fixed maturities......................  $  626,482     $  669,935    $  (43,453)    (6.5%)
Preferred stocks......................     248,101        200,083        48,018     24.0%
Common stocks.........................     107,458        115,827        (8,369)    (7.2%)
Closed-end preferred stock
  mutual funds at equity..............     309,282        337,733       (28,451)    (8.4%)
Mortgages and collateral loans
  (net of allowance for possible
    loan losses)......................      39,505         51,661       (12,156)   (23.5%)
Cash and cash equivalents.............     148,630         70,521        78,109    110.8%
Other investments.....................      18,743         26,802        (8,059)   (30.1%)
  Total investments...................  $1,498,201     $1,472,562    $   25,639      1.7%

25

     Preferred stocks increased $48,018, or 24.0% and common stocks decreased $8,369, or 7.2%, during 2001. Preferred stock mutual funds at equity, decreased $28,541 or 8.4% in 2001 compared to 2000. The majority of the increase in preferred stocks and the corresponding decrease in preferred stock mutual funds was primarily the result of a newly created trust fund.
In 2001, the trustees of Putnam Dividend Income Fund ("PDI") liquidated the fund. The Company's pro-rata share of the portfolio securities and cash of PDI was transferred to a new fund created by the PDI trustees whose ownership was conveyed to the Company. At December 31, 2001 the fund was consolidated into the Company's financial statements, totaling $60,869. The majority of the fund represents investments valued at $59,019 and is included in preferred stocks and $1,332 in cash and cash equivalents. Other investments at equity, comprised of venture capital fund investments, decreased $8,059 or 30.1% during 2001 as a result of equity accounting changes mentioned previously. The Company's strategy continues to focus on maximizing after-tax investment income through investing in high quality securities coupled with acquiring equity investments, which may forgo current investment yield in favor of potential higher yielding capital appreciation in the future.
The Company continues to monitor interest rates on long-term securities and intends to maintain its high cash position until such time as the Company believes the long-term rates have appropriately firmed.

     The Company's liabilities increased $35,143 or 2.7% to $1,327,808 at December 31, 2001 as compared to $1,292,665 at December 31, 2000. Loss and loss adjustment expense reserves comprised 51.3% of the Company's liabilities at December 31, 2001 compared with 52.2% at December 31, 2000. Unearned premiums comprised 42.4% of the Company's liabilities at December 31, 2001 compared with 40.2% at December 31, 2000. All other liabilities comprised 6.3% of the Company's liabilities at December 31, 2001, compared with 7.6% at December 31, 2000. Loss and loss adjustment expense reserves increased $7,484 or 1.1%. Unearned premiums increased $43,571 or 8.4%, due primarily to increased business in 2001. Current income taxes decreased $13,988 or 80.4%. The net effect of all other liabilities decreased $4,659 or 5.5%.

     Liabilities for unpaid losses and loss adjustment expenses at December 31, 2001 and 2000 consist of:
                                                                  2001        2000
  Net voluntary unpaid loss and LAE reserves................    $558,635    $544,585
  Voluntary salvage and subrogation recoverable.............     (73,393)    (65,505)
  Assumed unpaid loss and LAE reserves from C.A.R...........     125,787     127,631
  Assumed salvage and subrogation recoverable from C.A.R....     (20,695)    (20,844)

    Total voluntary and assumed unpaid loss and LAE reserves     590,334     585,867

  Adjustment for ceded unpaid loss and LAE reserves.........     100,290      97,273
  Adjustment for ceded salvage and subrogation recoverable..      (9,000)     (9,000)

    Total unpaid loss and LAE reserves......................    $681,624    $674,140

     The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments as reflected in the Consolidated Statements of Cash Flows on pages 38 and 39. The discussion of these items can be found under "Year Ended December 31, 2001 Compared to Year Ended December 31, 2000", herein.

     The Company's operating activities provided cash of $106,172 in 2001, as compared to $147,906 in 2000, representing a decrease of $41,734 or 28.2% in 2000. The primary reason for this decrease is that the increase in premiums collected was outpaced by the increase in losses and LAE paid. Federal income tax payments increased $10,439 or 35.7% in 2001. Of the $39,703 in federal tax payments in 2001, $13,985 related to 2000, due to significant income in the fourth quarter of 2000. Net investment income received and premium and service fees received increased 8.9% and 17.0%, respectively.

     For 2001 net cash flows from investing activities provided cash of $35,199, as compared to net cash flows used in investing activities of $45,226 in 2000. The majority of the $80,425 difference was a $54,142 decrease in purchases of fixed maturities, a $38,824 decrease in the purchase of preferred stock mutual funds, a $5,164 increase from proceeds from sale of equity securities, a $3,811 decrease in purchases of other assets, and a $4,974 increase in proceeds from maturity of fixed maturities. These were offset by a $12,787 increase in the purchase of equity securities coupled with a $6,790 increase in the purchase of property and equipment. Investing activities were funded by accumulated cash and cash provided by operating activities in 2001 and 2000. The decreased purchases of longer term investments coupled with the significant increase in cash and cash equivalents were primarily the result of the low interest rate environment in 2001.

     During 2001, Commerce purchased a 160,000 square foot building. Costs for this building including the land and improvements to date at December 31, 2001, are $4,932. The Company anticipates expending an additional $13 million renovating this building, primarily in 2002.

     Cash flows used in financing activities totaled $63,262 during 2001 compared to $54,694 during 2000. The 2001 cash flows used in financing activities consisted of $39,951 in dividends paid to stockholders and $23,311 used to purchase 622,900 shares of Treasury Stock. The 2000 cash flows used in financing activities consisted of $39,201 in dividends paid to stockholders and $15,493 used to purchase 606,200 shares of Treasury Stock.

     The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. The carrying value (at market and equity) of total investments at December 31, 2001 was $1,498,201. At December 31, 2001, the Company held cash and cash equivalents of $148,630. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company continues to monitor interest rates on long-term securities and intends to maintain its high cash position until such time as the Company believes long-term rates have appropriately firmed. The Company also relies upon dividends from its subsidiaries for its cash requirements. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders may, within certain limitations, pay such dividends and then file a report with the Commissioner. Dividends in excess of these limitations are called extraordinary dividends. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards to policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 2001, 2000 or 1999. Similar laws exist in California and Ohio. No extraordinary dividend was paid by American Commerce in 2001 or 2000 and no dividends were paid by Commerce West since its acquisition.

     Periodically, sales have been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns, to optimize tax planning and to realize gains. This practice will continue in the future.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's statutory premiums to surplus ratio was 1.51 to 1.00, 1.53 to 1.00, and
1.76 to 1.00 for the years ended December 31, 2001, 2000 and 1999, respectively.

     In early 1999, Commerce, invested $90,800 in the joint venture (ACIC Holding Co., Inc.) to fund the American Commerce acquisition and to capitalize the joint venture that is owned together with AAA SNE. Of this $90,800, Commerce invested $90,000 in the form of preferred stock and an additional $800 representing its 80% common stock ownership. The terms of the preferred stock call for quarterly cash dividends at the rate of 10% per annum. In the event cash dividends cannot be paid, additional preferred stock will be issued. AAA SNE invested $200 representing its 20% common stock ownership. Commerce consolidates ACIC Holding Co., Inc. and its wholly-owned subsidiary, American Commerce, for financial reporting and tax purposes. Since 1995, Commerce has maintained an affinity group marketing relationship with AAA Insurance Agency, Inc., a subsidiary of AAA SNE. AAA Insurance Agency, Inc. has been an agent of Commerce since 1985.

     In addition to the real estate commitment mentioned earlier, Commerce has commitments in two venture capital fund investments. These investments are made in limited partnerships and the Company's exposure to loss is limited to its actual investment.

     In 2000, Commerce entered into a Limited Partnership Agreement with Conning Partners VI, L.P., a Delaware Limited Partnership. This partnership agreement required a commitment by the Company to invest up to $50,000 into the partnership. To date the Company has invested $15,091 into the partnership leaving a balance for funds still committed but not paid into the partnership of $34,909. The partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity, equity-related and other securities issued in expansion financing, start-ups, buy-outs and recapitalization transactions relating to companies in the areas of insurance, financial services, e-commerce, healthcare, and related businesses, including, without limitation, service and technology enterprises supporting such businesses, in order to realize long-term capital returns, all as determined and managed by the General Partner for the benefit of the Partners.

     Also in 2000, Commerce entered into a Limited Partnership Agreement with Distribution Partners Investment Capital, L.P. a Delaware Limited Partnership. This partnership agreement required a commitment by the Company to invest up to $3,500 into the partnership. To date the Company has invested $2,258 into the partnership leaving a balance of $1,242 for funds still committed. The partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity and equity-related securities of companies operating in the area of insurance distribution and distribution related activities, all as determined and managed by the General Partner for the benefit of the Partners.


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

     As part of its investing activities, the Company assumes positions in fixed maturity, equity, short-term and cash equivalents markets. The Company is, therefore, exposed to the impacts of interest rate changes in the market value of investments. At December 31, 2001, the Company's exposure to interest rate changes and equity price risk has been estimated using sensitivity analysis. The interest rate impact is defined as the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks. The equity price risk is defined as a hypothetical change of plus-or-minus 10% in the fair value of common stocks. Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. Based on the results of the sensitivity analysis at December 31, 2001, the Company's estimated market exposure for a 200 basis point increase (decrease) in interest rates was calculated. A 200 basis point increase results in an $83,611 decrease in the market value of the fixed maturities and preferred stocks. A 200 basis point decrease results in a $47,436 increase in the market value of the same securities. The equity price risk impact at December 31, 2001, based upon a 10% increase in the fair value of common stocks and preferred stock mutual funds, would be an increase of $10,746 and $31,567, respectively. Based upon a 10% decrease, common stocks and preferred stock mutual funds would decrease $10,746 and $31,567, respectively. Long-term interest rates (30-year Treasury Bond) increased slightly to 5.47% at December 31, 2001 from 5.46% at December 31, 2000. The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions such as the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, reinvestment and replacement of asset and liability cash flows and others. While assumptions are developed based upon current economic conditions, the Company cannot provide any assurance as to the predictive nature of these assumptions. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that management might take in responding to or anticipating changes in interest rates.

Recent Accounting Developments

     The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual became effective January 1, 2001 for all insurance companies. The domiciliary states of the Company's insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed certain prescribed statutory accounting practices and has resulted in changes to the accounting practices that the Company's insurance subsidiaries use to prepare their statutory-basis financial statements. The impact of these changes to the Company's insurance subsidiaries statutory-basis capital and surplus as of January 1, 2001 had a significant beneficial effect of approximately $38,737 primarily due to the inclusion of deferred taxes as an admitted asset. The codification changes had no impact on the Company's GAAP financial statements.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Certain Derivative Instruments and Hedging Activities", as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. SFAS 138 also amended Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". The provisions of SFAS 133 require adoption for fiscal year beginning after June 15, 2000. The Company had no derivative or hedging activity in 2001, 2000, or 1999. The adoption of these FASBs had no material impact on the Company's consolidated financial statements.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which replaced Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a "financial components" approach that focuses on control. Under that approach, after a transfer of financial assets, a company recognizes the financial and servicing assets it controls and the liabilities it has incurred, does not recognize financial assets when control has been surrendered, and does not recognize liabilities when extinguished. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Adoption of SFAS 140 did not have a material impact on the Company's consolidated financial statements.

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, effective for business combinations initiated after June 30, 2001, requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 will be effective January 1, 2002.

     The Company has evaluated the impact of adopting the provisions of SFAS No. 142 on earnings and financial position for the year ended December 31, 2002. Effective January 1, 2002, in accordance with SFAS No. 142, the Company will cease amortizing the balance sheet item "excess of book value of subsidiary interest over cost" which is $5.7 million at year end 2001. The 2001 impact of the amortization of this resulted in approximately $0.10 per share of annual operating earnings. Additionally, the Company will no longer amortize the negative goodwill resulting from the purchase of preferred stock mutual funds effective January 1, 2002. The amount of unamortized negative goodwill at year-end is $6.4 million. The 2001 impact of the amortization of this was $0.10 per share of earnings classified as capital gains. Both the excess of book value of subsidiary interest over cost and the negative goodwill on preferred stock mutual funds will be recognized as income in the first quarter of 2002 and classified as an extraordinary item. The estimated per share income impact of this change is $0.34 per share.


Critical Accounting Policies

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following accounting policies, which are derived based on management's judgments and estimates, are considered critical to the preparation of the Company's financial statements.


1.  Investments

     The focus of management's judgments and estimates relating to investments involves the potential impairment of investments for other than temporary declines in market values. The carrying value of investments in fixed maturities, which include taxable and non-taxable bonds, and investments in common and preferred stocks, are derived from market prices supplied by the Company's investment custodian. Unrealized investment gains and losses on common and preferred stocks and fixed maturities, to the extent that there is no other than temporary impairment of value, are credited or charged to a separate component of stockholders' equity, known as "net accumulated other comprehensive income (loss)", until realized, net of any tax effect. An impairment in an investment is deemed to be other than temporary, when a security's market value has diminished to less than 75% of cost for two consecutive quarters. If the security is deemed impaired the Company adjusts the securities cost to market value through realized loss based on publicly available or, in the absence of such, to a value based on cash flow modeling. During 2001, the Company wrote down $2,665 in bonds and preferred stock investments with impairment as determined by management to be other than temporary. Given the makeup and quality of the Company's investments, management does not believe that a more stringent policy would have a material effect on the carrying value of its investments.

2.  Unpaid Loss and Loss Adjustment Expenses ("LAE")

     Unpaid Loss and LAE by their nature are inherently uncertain as to the ultimate outcome of the estimated amounts. The liability for unpaid losses and LAE represents Management's best estimate of the ultimate net cost of all losses and LAE incurred through the balance sheet date. The estimate for ultimate net cost of all losses incurred through the balance sheet date includes the adjusted case estimates for losses, incurred but not reported ("IBNR") losses, salvage and subrogation recoverable and a reserve for LAE. In arriving at its best estimate, management begins with the aggregate of individual case reserves and then makes adjustments to these amounts on a line of business basis. These adjustments to the aggregate case reserves by line of business are made based on analysis performed by Management as further described below. The entire liability for unpaid losses and LAE is also reviewed quarterly and annually by the Company's Actuarial Department. Liability estimates are continually analyzed and updated, and therefore, the ultimate liability may be more or less than the current estimate. The effects of changes in the estimates are included in the results of operations in the period in which the estimates are revised.

     The claim cycle begins when a claim is reported to the Company and claims personnel establish a "case reserve" for the estimated amount of the ultimate exposure to the Company. The amount of the reserve is primarily based upon an evaluation of the type of claim involved, the circumstances surrounding the claim and the policy provisions relating to the loss. This estimate reflects the informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of the claims personnel adjusting the claim. During the loss adjustment period, these case basis estimates are revised as deemed necessary by the Company's claims department personnel based on subsequent developments and periodic reviews of the claim.

     In accordance with industry practice, the Company also maintains reserves for estimated IBNR, salvage and subrogation recoverable and LAE. These reserves are determined on the basis of historical information and the experience of the Company. Adjustments to these reserves are made periodically to take into account changes in the volume of business written, claims frequency and severity, the mix of business, claims processing and other items that can be expected to affect the Company's liability for losses and LAE over time.

     When reviewing the liability for unpaid losses and LAE, the Company analyzes historical data and estimates the impact of various factors such as: (i) payment trends; (ii) loss expense per exposure; (iii) the historical loss experience of the Company and industry; (iv) frequency and severity trends; and, (v) legislative enactments, judicial decisions, legal developments in the imposition of damages, changes and trends in general economic conditions, including the effects of inflation and recession. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors.

     By using individual estimates of reported claims adjusted for managements best estimate by line of business and generally accepted actuarial reserving techniques, the Company estimates the ultimate net liability for losses and LAE. After taking into account all relevant factors, management believes that, based on existing information, the provision for losses and LAE at December 31, 2001 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability, however, may be greater or lower than established reserves. If the ultimate exposure is greater than (or less than) management's estimated liability for losses and LAE, based on any of the factors noted previously, the Company will incur additional expense (income) which may have a material impact.

Forward - Looking Statements

     This annual report contains some statements that are not historical facts and are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve opinions, assumptions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks facing the Company. These include, but are not limited to, those risks and uncertainties in our business, some of which are beyond the control of the Company, that are described in the Company's Forms 10-K and 10-Q, Schedules 13D and 13G, and other documents filed with the SEC, including the possibility of adverse catastrophe experience and severe weather, adverse trends in claim severity or frequency, adverse state and federal regulation and legislation, adverse state judicial decisions, litigation risks, interest rate risk, rate making decisions for private passenger automobile policies in Massachusetts, potential rate filings outside of Massachusetts, adverse impacts related to consolidation activities, heightened competition, as well as the economic, market or regulatory conditions and risks associated with entry into new markets and diversification.

Effects of Inflation and Recession

     The Company generally is unable to recover the costs of inflation in its personal automobile insurance line since the premiums it charges are subject to state regulation. Additionally, the premium rates charged by the Company for personal automobile insurance are adjusted by the Commissioner only at annual intervals. Such annual adjustments in premium rates may lag behind related cost increases. Economic recessions can have an impact upon the Company, primarily through the policyholder's election to decrease non-compulsory coverages afforded by the policy and increased driving, each of which tends to decrease claims.

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

COMMON STOCK PRICE AND DIVIDEND INFORMATION

     The Company's common stock trades on the NYSE under the symbol "CGI". The high, low and close prices for shares, as quoted in The Boston Globe, of the Company's Common Stock for 2001 and 2000 were as follows:

                                         2001                             2000
                                High      Low      Close         High      Low      Close
      First Quarter......    $32.1000  $24.5500  $32.0000     $31.0000  $23.0000  $29.5000
      Second Quarter.....     36.9900   30.7500   36.7900      30.8750   26.1250   29.5000
      Third Quarter......     38.3500   33.5500   38.0000      29.4375   25.0625   28.9375
      Fourth Quarter.....     40.3500   35.8000   37.6900      29.2500   22.8750   27.1800

     As of March 1, 2002, there were 1,053 stockholders of record of the Company's Common Stock, not including stock held in "Street Name" or held in accounts for participants of the Company's Employee Stock Ownership Plan ("E.S.O.P.").

     The Board of Directors of the Company voted to declare four quarterly dividends to stockholders of record totaling $1.19 per share and $1.15 per share in 2001 and 2000, respectively. On May 19, 2001, the Board voted to increase the quarterly stockholder dividend from $0.29 to $0.30 per share to stockholders of record as of June 4, 2000. Prior to that declaration, the Company had paid quarterly dividends of $0.29 per share dating back to May 15, 2000 when the Board voted to increase the dividend from $0.28 to $0.29 per share.

     In May 1999, the Board of Directors of the Company authorized a stock buy-back program of up to 2,000,000 shares of common stock of the Company. At December 31, 2001, there are 273,700 shares of common stock authorized to be purchased under this program. In November 2001, the Board of Directors approved another stock buy-back program authorizing the purchase of up to an additional 2,000,000 shares. During the period from January 1, 2001 through December 31, 2001, the Company purchased 622,900 shares of its own common stock. During 2000, the Company purchased 606,200 shares of its own common stock under the May 1999 buy-back program. At December 31, 2001, the Company had authority to purchase a total of 2,273,700 additional shares of its common stock under the May 1999 and November 2001 buy-back programs. As of December 31, 2001, the Company holds a total of 4,869,548 shares of treasury stock.

                                    REPORT OF MANAGEMENT

     The management of the Company is responsible for the consolidated financial statements and all other information presented in this Annual Report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States determined by management to be appropriate in the circumstances and include amounts based on management's informed estimates and judgments. Financial information presented elsewhere in this Annual Report is consistent with the financial statements. The appropriateness of data underlying such financial information is monitored through internal accounting controls, an internal audit department, independent auditors and the Board of Directors through its audit committee.

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

     The 2001 consolidated financial statements were audited by the Company's independent auditors, Ernst & Young LLP, in accordance with auditing standards generally accepted in the United States. In addition, Ernst & Young LLP performs reviews of the unaudited quarterly financial statements, prior to the announcement of quarterly earnings. Management has made available to Ernst & Young LLP all of the Company's financial records and related data, including reports prepared by the Internal Audit Department as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to Ernst & Young LLP were valid and appropriate.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of The Commerce Group, Inc.

     We have audited the accompanying consolidated balance sheets of The Commerce Group, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Commerce Group, Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                            ERNST & YOUNG LLP




Boston, Massachusetts
January 29, 2002

                          THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                         December 31,
                                    (Thousands of Dollars)
                                                                          2001        2000
                                          ASSETS
Investments (notes A2, A3, and B)
  Fixed maturities, at market (cost: $618,775 in 2001 and $665,881 in 2000).......................................................... $  626,482  $  669,935
  Preferred stocks, at market (cost: $256,582 in 2001 and $215,823
   in 2000)..........................................................    248,101     200,083
  Common stocks, at market (cost: $87,704 in 2001 and 2000)..........    107,458     115,827
  Preferred stock mutual funds, at equity (cost: $294,948 in 2001 and
   $327,980 in 2000).................................................    309,282     337,733
  Mortgage loans on real estate and collateral notes receivable
   (less allowance for possible loan losses of $660 in 2001
   and $858 in 2000).................................................     39,505      51,661
  Cash and cash equivalents..........................................    148,630      70,521
  Other investments (cost: $28,291 in 2001 and $25,475 in 2000)......     18,743      26,802
      Total investments..............................................  1,498,201   1,472,562

Accrued investment income............................................     15,539      18,218
Premiums receivable (less allowance for doubtful receivables of
  $1,565 in 2001 and $1,487 in 2000).................................    246,221     230,580
Deferred policy acquisition costs (notes A4 and C)...................    116,557     111,305
Property and equipment, net of accumulated depreciation
  (notes A5 and D)...................................................     40,014      34,823
Residual market receivable (note F)
  Losses and loss adjustment expenses................................     81,433      82,450
  Unearned premiums..................................................     44,399      44,791
Due from reinsurers (note F).........................................     70,450      61,554
Deferred income taxes (notes A9 and G)...............................     16,993      12,041
Receivable for investments sold......................................        838        -
Non-compete agreement, net of accumulated amortization (note A6).....      2,479       2,829
Other assets.........................................................      6,958       4,461
      Total assets................................................... $2,140,082  $2,075,614

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses (notes A7, E and F)..... $  681,624  $  674,140
  Unearned premiums (note A8)........................................    563,456     519,885
  Current income taxes (notes A9 and G)..............................      2,735      13,988
  Deferred income (notes A10 and F)..................................      7,015       7,703
  Contingent commissions accrued (note A11)..........................     29,724      35,346
  Payable for securities purchased...................................       -            524
  Excess of book value of subsidiary interest over cost (note A12)...      5,719       8,431
  Other liabilities and accrued expenses.............................     37,535      32,648
      Total liabilities..............................................  1,327,808   1,292,665

Minority interest (note A13).........................................       -          1,068

Stockholders' Equity (notes B, L, M and N)
  Preferred stock, authorized 5,000,000 shares at $1.00 par value;
   none issued in 2001 and 2000......................................       -           -
  Common stock, authorized 100,000,000 shares at $.50 par value;
   38,000,000 shares issued in 2001 and 2000.........................     19,000      19,000
  Paid-in capital....................................................     29,621      29,621
  Net accumulated other comprehensive income, net of income
   taxes of $6,674 in 2001 and $6,371 in 2000........................     12,394      11,833
  Retained earnings..................................................    873,671     820,528
                                                                         934,686     880,982
  Treasury stock, 4,869,548 shares in 2001 and 4,246,648 shares in
   2000, at cost (note A14)..........................................   (122,412)
(99,101)
      Total stockholders' equity.....................................    812,274     781,881
      Total liabilities, minority interest and stockholders' equity.. $2,140,082  $2,075,614

     The accompanying notes are an integral part of these consolidated financial statements.

                          THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF EARNINGS
                               For the years ended December 31,
                        (Thousands of Dollars Except Per Share Data)

                                                             2001        2000        1999
Revenues
  Earned premiums (notes A8 and F).....................  $1,043,652  $  954,483  $  871,830
  Net investment income (note B).......................      99,611      96,830      89,789
  Premium finance and service fees.....................      17,819      15,227      14,774
  Amortization of excess of book value of subsidiary
    interest over cost (note A12)......................       3,389       3,390       3,019
  Net realized investment gains (losses) (note B)......     (10,633)     29,550     (16,378)
       Total revenues..................................   1,153,838   1,099,480     963,034

Expenses
  Losses and loss adjustment expenses
   (notes A7, E and F).................................     777,543     686,157     625,090
  Policy acquisition costs (notes A4 and C)............     260,870     243,257     233,660
       Total expenses..................................   1,038,413     929,414     858,750

       Earnings before income taxes and minority
         interest......................................     115,425     170,066     104,284

Income taxes (notes A9 and G)..........................      23,194      38,306      16,667

       Net earnings before minority interest...........      92,231     131,760      87,617

Minority interest in net loss of subsidiary (note A13).         863         320       1,059

       NET EARNINGS....................................  $   93,094  $  132,080  $   88,676

       COMPREHENSIVE INCOME............................  $   93,655  $  168,570  $   40,730

       NET EARNINGS PER COMMON SHARE:  (note A15)
         BASIC.........................................  $     2.77  $     3.87  $     2.54
         DILUTED.......................................  $     2.75  $     3.87  $     2.54

       CASH DIVIDENDS PAID PER SHARE...................  $     1.19  $     1.15  $     1.11

       WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING:
          BASIC........................................  33,608,804  34,121,047  34,940,074
          DILUTED......................................  33,794,938  34,121,047  34,940,074









     The accompanying notes are an integral part of these consolidated financial statements.

                           THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               For the years ended December 31,
                                    (Thousands of Dollars)

                                                    Net
                                                 Accumulated
                                                    Other
                               Common  Paid-in  Comprehensive  Retained   Treasury
                               Stock   Capital  Income/(Loss)  Earnings    Stock     Total
Balance January 1, 1999...... $19,000  $29,621    $ 23,289    $677,629  $ (38,687) $710,852

 Net earnings................                                   88,676               88,676
 Other comprehensive income
  (loss):
   Unrealized holding losses
    arising during the period,
    net of tax benefits of
    $18,833..................                      (34,976)                         (34,976)
  Reclassification adjustment,
   net of tax benefits of
   $6,984....................                      (12,970)                         (12,970)
  Other comprehensive(loss)..                      (47,946)                         (47,946)
 Comprehensive income........                                                        40,730
 Stockholder dividends.......                                  (38,656)             (38,656)
 Treasury stock purchased....                                             (44,921)  (44,921)

Balance December 31, 1999....  19,000   29,621     (24,657)    727,649    (83,608)  668,005

 Net earnings................                                  132,080              132,080
 Other comprehensive income:
  Unrealized holding gains
   arising during the period,
    net of taxes of $18,218..                       33,833                           33,833
  Reclassification adjustment,
   net of taxes of $1,431....                        2,657                            2,657
  Other comprehensive income.                       36,490                           36,490
 Comprehensive income........                                                       168,570
 Stockholder dividends.......                                  (39,201)             (39,201)
 Treasury stock purchased....                                             (15,493)  (15,493)

Balance December 31, 2000....  19,000   29,621      11,833     820,528    (99,101)  781,881

 Net earnings................                                   93,094               93,094
 Other comprehensive income
  (loss):
   Unrealized holding losses
    arising during the period,
    net of tax benefits of
    $634.....................                       (1,178)                          (1,178)
  Reclassification adjustment,
   net of taxes of $936......                        1,739                            1,739
  Other comprehensive income.                          561                              561
 Comprehensive income........                                                        93,655
 Stockholder dividends.......                                  (39,951)             (39,951)
 Treasury stock purchased....                                             (23,311)  (23,311)

Balance December 31, 2001.... $19,000  $29,621    $ 12,394    $873,671  $(122,412) $812,274


    The accompanying notes are an integral part of these consolidated financial statements.

                           THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For the years ended December 31,
                                    (Thousands of Dollars)

                                                            2001        2000        1999


Cash flows from operating activities
  Premiums collected..................................  $1,066,544   $ 977,413   $ 881,472
  Net investment income received......................     101,216      92,962      90,558
  Premium finance and service fees received...........      17,819      15,227      14,774
  Losses and loss adjustment expenses paid............    (770,841)   (660,665)   (611,136)
  Policy acquisition costs paid.......................    (268,863)   (247,767)   (225,587)
  Federal income tax payments.........................     (39,703)    (29,264)    (25,404)
    Net cash provided by operating activities.........     106,172     147,906     124,677

Cash flows from investing activities
  Proceeds from maturity of fixed maturities..........      25,779      20,805      46,565
  Proceeds from sale of fixed maturities..............      89,712      97,180     142,562
  Proceeds from sale of equity securities.............      50,768      45,604      76,485
  Proceeds from sale of preferred stock mutual funds..       2,945        -           -
  Proceeds from sale of other investments.............       5,735        -           -
  Proceeds from sale of mortgages.....................        -         20,042        -
  Purchase of fixed maturities........................     (71,702)   (125,844)   (107,664)
  Purchase of equity securities.......................     (42,774)    (29,987)    (72,536)
  Purchase of preferred stock mutual funds............     (21,200)    (60,024)    (98,564)
  Purchase of other investments.......................      (8,074)    (11,885)     (4,875)
  Purchase of subsidiary, net of cash acquired........        -           -        (77,056)
  Payments received on mortgage loans and collateral
   notes receivable...................................      14,506       9,141      11,800
  Mortgage loans and collateral notes originated......      (2,152)     (7,896)    (10,911)
  Purchase of property and equipment..................     (10,206)     (3,416)     (2,910)
  Other proceeds from investing activities............       1,862       1,054       2,627
    Net cash provided by (used in) investing
      activities......................................      35,199     (45,226)    (94,477)

Cash flows from financing activities
  Dividends paid to stockholders......................     (39,951)    (39,201)    (38,656)
  Purchase of treasury stock..........................     (23,311)    (15,493)    (44,921)
    Net cash used in financing activities.............     (63,262)    (54,694)    (83,577)

Increase (decrease) in cash and cash equivalents......      78,109      47,986     (53,377)
Cash and cash equivalents at beginning of year........      70,521      22,535      75,912
Cash and cash equivalents at end of year..............  $  148,630   $  70,521   $  22,535











     The accompanying notes are an integral part of these consolidated financial statements.

                          THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
          Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
                              For the years ended December 31,
                                    (Thousands of Dollars)

                                                              2001        2000        1999


Cash flows from operating activities
  Net earnings.........................................   $  93,094   $ 132,080   $  88,676
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Premiums receivable................................     (15,641)    (35,420)    (22,399)
    Deferred policy acquisition costs..................      (5,252)    (12,805)     (3,374)
    Residual market receivable.........................       1,409      14,419      (1,440)
    Due from reinsurers................................      (8,896)    (13,189)     (4,116)
    Losses and loss adjustment expenses................       7,484      14,299      12,733
    Unearned premiums..................................      43,571      62,790      38,796
    Current income taxes...............................     (11,253)      3,149       6,909
    Deferred income taxes..............................      (5,255)      5,893     (15,647)
    Deferred income....................................        (688)        239         516
    Contingent commissions.............................      (5,622)      1,878      11,401
    Other assets, liabilities and accrued expenses.....        (323)      6,708      (8,273)
    Net realized investment (gains) losses.............      10,633     (29,550)     16,378
    Other - net........................................       2,911      (2,585)      4,517

       Net cash provided by operating activities.......   $ 106,172   $ 147,906   $ 124,677



























     The accompanying notes are an integral part of these consolidated financial statements.

                           THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001, 2000 and 1999
                                    (Thousands of Dollars)

NOTE A - Summary of Significant Accounting Policies

1.   Basis of Presentation

     The consolidated financial statements of The Commerce Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

     The consolidated financial statements include The Commerce Group, Inc. and its wholly-owned subsidiaries, Bay Finance Company, Inc., Clark-Prout Insurance Agency, Inc. and Commerce Holdings, Inc. ("CHI"). The Commerce Insurance Company ("Commerce") and Citation Insurance Company ("Citation") are wholly-owned subsidiaries of CHI. Commerce West Insurance Company ("Commerce West") is a wholly-owned subsidiary of Commerce. American Commerce Insurance Company ("American Commerce") is a wholly-owned subsidiary of ACIC Holding Co., Inc. ACIC Holding Co., Inc. is owned jointly with AAA Southern New England ("AAA SNE") with Commerce maintaining an 80% common stock interest and AAA SNE maintaining a 20% common stock interest (see NOTE A17). All inter-company transactions and balances have been eliminated in consolidation. Certain prior year account balances have been reclassified to conform to the 2001 presentation. During the fourth quarter of 2000, the Company changed its policy in regard to its investments in certain closed-end preferred stock mutual funds. The level of ownership and new investment policy requires the Company to account for these investments on an equity basis. The results of prior accounting periods impacted by this change have been restated.

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

     The focus of management's judgments and estimates relating to investments involves the potential impairment of investments for other than temporary declines in market values. Carrying values of investments in fixed maturities, which include taxable and non-taxable bonds, and investments in common and preferred stocks, are derived from market prices supplied by the Company's investment custodian. Unrealized investment gains and losses on common and preferred stocks and fixed maturities, to the extent that there is no other than temporary impairment of value, are credited or charged to a separate component of stockholders' equity, known as "net accumulated other comprehensive income (loss)", until realized, net of any tax effect. An impairment in an investment is deemed to be other than temporary when a security's market value has diminished to less than 75% of cost for two consecutive quarters. If the contractual terms of the security are being complied with, management performs a cash flow valuation to determine the potential impairment of the security. If the security is deemed impaired the Company adjusts the securities cost to market value through realized loss based on publicly available or, in the absence of such, to a value based on cash flow modeling. During 2001, the Company wrote down $2,665 in bonds and preferred stock investments with impairment as determined by management to be other than temporary. Given the makeup and quality of the Company's investments, management does not

                           THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2001, 2000 and 1999
                                 (Thousands of Dollars)


NOTE A - Summary of Significant Accounting Policies   (continued)

believe that a more stringent policy would have a material effect on the carrying value of its investments. When investment securities are sold, the realized gain or loss is determined based upon specific identification. Fair market value of fixed maturities and common and preferred stocks are based on quoted market prices. For other securities held as investments, fair market value equals quoted market price, if available. If a quoted market price is not available, fair market value is estimated using quoted market prices for similar securities. The Company has not invested more than 5% of fixed maturities in any one state or political subdivision.

     During 2001, as required by the Emerging Issues Task Force ("EITF") D-46, the Company began accounting for venture capital fund investments in which it owns more than a 5% interest on the equity method. The operating results of these venture capital fund investments have been reflected in realized gains and losses. Prior to this change, the operating results were not material and were therefore reflected in accumulated other comprehensive income and loss.

     During the fourth quarter of 2000 the Company changed its policy in regard to investments in certain closed-end preferred stock mutual funds. From that point forward the Company intends to take a proactive posture to affect the overall investment performance of these funds. The Company's level of ownership and new investment policy required the Company to account for these investments from that point forward on the equity method. Under the equity method the Company recorded it's share of the changes in the mutual funds' undistributed net assets in net investment income. Prior to the fourth quarter of 2000 these investments were recorded at their fair market value with the changes in value reflected in accumulated other comprehensive income. With the adoption of the equity method in the fourth quarter of 2000 all prior periods were restated to reflect equity method accounting. Beginning in the first quarter of 2001 the Company began recording their equity in the changes in net assets of closed-end preferred stock mutual funds as a component of realized gains and losses. All prior periods have been reclassified to permit comparison with the current year presentation. The Company believes the current year presentation provides a more appropriate classification for analysis of ongoing operations of the Company. These investments are valued at original cost plus the cumulative undistributed equity in earnings and losses of the funds and adjusted over time by the premium or discount at the time of purchase to the applicable underlying net asset value of the funds.

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

     Interest on mortgage loans is included in income as earned based upon rates applied to principal amounts outstanding. Accrual of interest on mortgage loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal, or when a loan becomes contractually past due more than ninety days. When a loan is placed on non-accrual status, all unpaid interest previously accrued is reversed against current period earnings.

                           THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001, 2000 and 1999
                                    (Thousands of Dollars)

NOTE A - Summary of Significant Accounting Policies   (continued)

3.   Cash and Cash Equivalents

     Cash and cash equivalents includes cash currently on hand to cover operating expenses. The Company invested $82,856 with Fidelity Investment Government Fund and $59,281 with Provident Institutional Fund. These are short-term money market investments in government backed securities.
Money is invested on a daily basis. The Company held $17,210 and $13,775 in U.S. Government Repurchase Agreements at various financial institutions in 2001 and 2000, respectively. The amount of collateral, maintained by the seller, at the time of purchase and each subsequent business day, is required to have a market value that is equal to 102% of the resale price.

4.   Deferred Policy Acquisition Costs

     Policy acquisition costs are calculated by line of business as a percentage of unearned premiums by multiplying the sum of current commission rates plus current premium tax rates plus an estimate of the percentage of other underwriting expenses incurred at the policy issuance. These costs are deferred and amortized over the period in which the related premiums are earned, the amount being reduced by any potential premium deficiency. If any potential premium deficiency exists, it represents future estimated losses, loss adjustment expenses and amortization of deferred acquisition costs in excess of the related unearned premiums. There was no premium deficiency in 2001, 2000 and 1999. In determining whether a premium deficiency exists, the Company considers anticipated investment income.

5.   Property and Equipment

     Property and equipment are stated at cost and are depreciated on the straight line method over the estimated useful lives of the assets using the following rates:
                                                                   Percent
               Asset Classification                               Per
Annum
               Buildings.....................................         2.5
               Building improvements (prior to 1992).........         2.5
               Building improvements (1992 and subsequent)...         5.0
               Equipment and office furniture................        10.0
               EDP equipment and copiers.....................        20.0
               Automobiles...................................        33.3

     Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon is eliminated from the related property and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income.

6.   Non-Compete Agreement

     The non-compete agreement of $2,479 represents the unamortized portion of the purchase price associated with the acquisition of American Commerce allocated to the arrangement whereby the American Automobile Association, Inc. ("AAA National") agreed not to compete with American Commerce prior to February 2009. The cost of $3,500 is being amortized on a straightline basis over the term of the arrangement. The amount of accumulated amortization at December 31, 2001 and 2000 was $1,021 and $671, respectively.

7.   Unpaid Loss and Loss Adjustment Expenses

     Loss and LAE reserves by their nature are inherently uncertain as to the ultimate outcome of the estimated amounts. The liability for unpaid losses and loss adjustment expenses ("LAE") represents the accumulation of individual case estimates for reported losses and estimates for incurred but not reported ("IBNR") losses and LAE net of, salvage and subrogation recoverable. The liability for losses and LAE is intended to cover the ultimate net cost of all losses and LAE incurred through the balance sheet date. Liability estimates are continually reviewed and updated, and therefore, the ultimate liability may be more or less than the current estimate. The effects of changes in the estimates are included in the results of operations in the period in which the estimates are revised.

                           THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001, 2000 and 1999
                                    (Thousands of Dollars)

NOTE A - Summary of Significant Accounting Policies   (continued)

8.   Premiums

     Insurance premiums are recognized as income ratably over the terms of the policies. Unearned premiums are determined by prorating written premiums on a daily basis over the terms of the policies. A significant portion of the Company's Massachusetts premiums written is derived through the American Automobile Association Clubs of Massachusetts ("AAA clubs") affinity group marketing program. Of the Company's total direct premiums written, the portion attributable to the AAA affinity group marketing program in Massachusetts was $545,496 or 47.3% in 2001, $535,766 or 50.0% in 2000 and $495,962 or 52.3% in 1999. Of these amounts, 13.0% were written through insurance agencies owned by the AAA clubs and 87.0% were written through the Company's network of independent agents in 2001.

9.   Income Taxes

     The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or rates, unless enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowance was established in 2001, 2000 or 1999.

10.  Deferred Income

     Income consisting of expense reimbursements, which include servicing carrier fees from Commonwealth Automobile Reinsurers ("C.A.R."), a state-mandated reinsurance mechanism, on policies written for C.A.R., are deferred and amortized over the term of the related insurance policies (see "Notes to Consolidated Financial Statements - NOTE F").

11.  Contingent Commissions

     In addition to state mandated minimum and other commissions on policies written, the Company pays certain of its agencies compensation in the form of profit sharing. This is based, in part, on the underwriting profits of an individual agent's business written with the Company. The arrangement for Massachusetts business utilizes a three-year rolling plan, with one third of the agent's profit or loss for each of the current and the two prior years' calculations summed to a single amount. This amount, if positive, is multiplied by the profit sharing commission rate and paid to the agent. Outside of Massachusetts, Commerce West and American Commerce each have contingent commission plans tailored to their specific markets.

12.  Excess of Book Value of Subsidiary Interest Over Cost

     As a result of the acquisition of American Commerce, the amount representing the excess of the fair value of the net assets acquired over the purchase price at the January 29, 1999 acquisition date was $16,947. The amount is being amortized into revenue on the straight line basis over a five year period. The amount amortized into income in 2001, 2000 and 1999 was $3,389, $3,390 and $3,019, respectively. See "Notes to Consolidated Financial Statements - NOTE A17" for treatment of excess of book value of subsidiary interest over cost ("negative goodwill") subsequent to December 31, 2001.

                           THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2001, 2000 and 1999
                                   (Thousands of Dollars)

NOTE A - Summary of Significant Accounting Policies   (continued)


13.  Minority Interest in Net Loss of Subsidiary

     As a result of the joint venture with AAA SNE and acquisition of American Commerce, the Company's interest in ACIC Holding Co., Inc., through Commerce, a wholly-owned subsidiary of CHI, is represented by ownership of 80% of the outstanding shares of common stock at December 31, 2001. AAA SNE maintains a 20% common stock ownership. The minority interest of $863 included in the consolidated statement of earnings for 2001 represents 20% of the net loss for ACIC Holding Co., Inc., calculated after the $9,582 preferred stock dividend paid to Commerce, to the extent of the minority interest. This compares to $320 minority interest in the net loss of ACIC Holding Co., Inc. after $9,178 in preferred stock dividends paid to Commerce in 2000. During the third quarter of 2001, the net losses of ACIC Holding Co., Inc. exceeded the minority interest balance sheet component.


14.  Treasury Stock

     In May 1999, the Board of Directors of the Company authorized a stock buy-back program of up to 2,000,000 shares of common stock of the Company. At December 31, 2001, there are 273,700 shares of common stock authorized to be purchased under this program. In November 2001, the Board of Directors approved another stock buy-back program authorizing the purchase of up to an additional 2,000,000 shares. During the period from January 1, 2001 through December 31, 2001, the Company purchased 622,900 shares of its own common stock. During 2000, the Company purchased 606,200 shares of its own common stock under the May 1999 buy-back program. At December 31, 2001, the Company had authority to purchase a total of 2,273,700 additional shares of its common stock under the May 1999 and November 2001 buy-back programs. As of December 31, 2001, the Company holds a total of 4,869,548 shares of treasury stock.


15.  Net Earnings Per Common Share

     Net earnings per basic common share is computed by dividing net earnings by the weighted average number of basic common shares outstanding. The weighted average number of basic common shares outstanding for the years ended December 31, 2001, 2000 and 1999 were 33,608,804, 34,121,047, and 34,940,074, respectively. Weighted average number of basic common shares outstanding is determined by taking the average of the following calculation for a specified period of time: The daily amount of (1) the total issued outstanding common shares minus (2) the total Treasury Stock purchased.

     Earnings per diluted common share is based on the weighted average number of diluted common shares outstanding during each period. The weighted average number of diluted common shares outstanding for the years ended December 31, 2001, 2000 and 1999 were 33,794,938, 34,121,047 and
34,940,074, respectively. The Company's only potentially dilutive instruments are stock options outstanding and dilution from these is not significant.


16.  New Accounting Pronouncements

     The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual became effective January 1, 2001 for all insurance companies. The domiciliary states of the Company's insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed certain prescribed statutory accounting practices and has resulted in changes to the accounting practices that the Company's insurance subsidiaries use to prepare their statutory-basis financial statements. The impact of these changes to the Company's insurance subsidiaries statutory-basis capital and surplus as of January 1, 2001 had a significant beneficial effect of approximately $38,737 primarily due to the inclusion of deferred taxes as an admitted asset. The codification changes had no impact on the Company's GAAP financial statements.

                           THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001, 2000 and 1999
                        (Thousands of Dollars Except for Per Share Data)


NOTE A - Summary of Significant Accounting Policies   (continued)

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Certain Derivative Instruments and Hedging Activities", as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. SFAS 138 also amended Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". The provisions of SFAS 133 require adoption for fiscal years beginning after June 15, 2000. The Company had no derivative or hedging activity in 2001, 2000 or 1999. The adoption of these SFASs had no material impact on the Company's consolidated financial statements.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which replaced Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a "financial components" approach that focuses on control. Under that approach, after a transfer of financial assets, a company recognizes the financial and servicing assets it controls and the liabilities it has incurred, does not recognize financial assets when control has been surrendered, and does not recognize liabilities when extinguished. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Adoption of SFAS 140 did not have a material impact on the Company's consolidated financial statements.

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, effective for business combinations initiated after June 30, 2001, requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 will be effective January 1, 2002.

     The Company has evaluated the impact of adopting the provisions of SFAS No. 142 on earnings and financial position for the year ended December 31, 2002. Effective January 1, 2002, in accordance with SFAS No. 142, the Company will cease amortizing the balance sheet item "excess of book value of subsidiary interest over cost" which is $5.7 million at year end 2001. The 2001 impact of the amortization of this resulted in approximately $0.10 per share of annual operating earnings. Additionally, the Company will no longer amortize the negative goodwill resulting from the purchase of preferred stock mutual funds effective January 1, 2002. The amount of unamortized negative goodwill at year-end is $6.4 million. The 2001 impact of the amortization of this was $0.10 per share of earnings classified as capital gains. Both the excess of book value of subsidiary interest over cost and the negative goodwill on preferred stock mutual funds will be recognized as income in the first quarter of 2002 and classified as an extraordinary item. The estimated per share income impact for this change is $0.34 per share.

                          THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001, 2000 and 1999
                                    (Thousands of Dollars)


17.  Acquisition

     In November 1998, Commerce formed ACIC Holding Co., Inc., in a joint venture with AAA SNE and invested $90,800 to fund the January 29, 1999 acquisition of the Automobile Club Insurance Company, whose name was changed to American Commerce upon completion of the acquisition. Commerce invested $90,000 in the form of preferred stock and an additional $800 representing an 80% common stock ownership. AAA SNE invested $200 representing a 20% common stock ownership. The terms of the preferred stock call for Commerce to receive quarterly cash dividends at the rate of 10% per annum from ACIC Holding, Co., Inc. In the event cash dividends cannot be paid, additional preferred stock will be issued. During 2001, 96 shares of Class B preferred stock were issued in lieu of the cash payment of dividends. The acquisition was accounted for as a purchase. Since the January 29, 1999 acquisition, American Commerce's results have been consolidated into the Company's financial statements. Since 1995, Commerce has maintained an exclusive affinity group marketing relationship with AAA Insurance Agency, Inc., a subsidiary of AAA SNE. AAA Insurance Agency, Inc. has been a licensed insurance agent of Commerce since 1985.


NOTE B - Investments and Investment Income

1.   Fixed Maturities

     The amortized cost and estimated fair market value of investments in fixed maturities are as follows:
                                                       Gross          Gross
                                                     Accumulated   Accumulated
                                                       Other          Other       Estimated
                                         Amortized  Comprehensive Comprehensive  Fair Market
                                            Cost       Income        Losses         Value
At December 31, 2001:
  Corporate bonds.....................   $ 133,506  $       7,497 $      (4,497) $   136,506
  U.S. Treasury bonds and notes.......         104              1          -             105
  GNMA & FNMA mortgage-backed bonds...      98,198          1,602          (815)      98,985
  Obligations of states and
   political subdivisions.............     386,967          8,890        (4,971)     390,886
       Total..........................   $ 618,775  $      17,990 $     (10,283) $   626,482

At December 31, 2000:
  Corporate Bonds.....................   $ 130,775  $       1,263 $      (5,783) $   126,255
  U.S. Treasury bonds and notes.......       3,428             86          (137)       3,377
  GNMA & FNMA mortgage-backed bonds...      67,274            444          (457)      67,261
  Obligations of states and
   political subdivisions.............     464,404         14,454        (5,816)     473,042
       Total..........................   $ 665,881  $      16,247 $     (12,193) $   669,935

                          THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001, 2000 and 1999
                                    (Thousands of Dollars)


NOTE B - Investments and Investment Income   (continued)

     Proceeds from sales of investments in fixed maturities, gross gains and gross losses realized on those sales were as follows:

                                                       Proceeds       Gross         Gross
                                                         From        Realized      Realized
                                                        Sales         Gains         Losses
For the year ended December 31, 2001:
  Corporate bonds...................................   $  7,343      $    129     $   (151)
  U.S. Treasury bonds and notes.....................       -             -            -
  GNMA mortgage-backed bonds........................       -             -            -
  Obligations of states and political subdivisions..     82,369           694       (1,820)
       Total .......................................   $ 89,712      $    823     $ (1,971)

For the year ended December 31, 2000:
  Corporate bonds...................................   $  1,167      $   -        $   -
  U.S. Treasury bonds and notes.....................       -             -            -
  GNMA mortgage-backed bonds........................       -             -            -
  Obligations of states and political subdivisions..     96,013           198       (2,749)
       Total .......................................   $ 97,180      $    198     $ (2,749)

For the year ended December 31, 1999:
  Corporate bonds...................................   $ 17,516      $    102     $   (941)
  U.S. Treasury bonds and notes.....................     27,096             8         (842)
  GNMA mortgage-backed bonds........................       -             -            -
  Obligations of states and political subdivisions..     97,950           298       (2,606)
       Total .......................................   $142,562      $    408     $ (4,389)

      The amortized cost and approximate fair market value of fixed maturities at December
31, 2001 and 2000, by contractual maturity, are as follows:

                                                           2001                 2000
                                                                 Fair                 Fair
                                                    Amortized   Market   Amortized   Market
                                                      Cost       Value      Cost      Value

Obligations of states, political subdivisions,
  corporate bonds and U.S. Treasury bonds and
  notes:
Due in one year or less....................        $  1,398   $  1,417   $  1,201  $  1,214
Due after one year through five years......           2,860      3,001      7,650     7,882
Due after five years through ten years.....           5,256      5,378      9,162     9,431
Due after ten years........................         511,063    517,701    580,594   584,147
                                                    520,577    527,497    598,607   602,674

GNMA & FNMA mortgage-backed bonds..........          98,198     98,985     67,274    67,261
       Total fixed maturities..............        $618,775   $626,482   $665,881  $669,935


      Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

                          THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2001, 2000 and 1999
                                    (Thousands of Dollars)

NOTE B - Investments and Investment Income   (continued)

2.  Closed-end Preferred Stock Mutual Funds

     The following table reflects the shares held, percentage of ownership, carrying value at equity, book value, market value, and value of shares at net asset value, by fund at December 31, 2001 and 2000:

                                  December 31, 2001

             Fund              Carrying                   Quoted      Value of
   Fund     Shares     % of      Value        Book        Market   Shares at Net
 Symbol(1)   Held   Ownership  at Equity      Value       Value      Asset Value
   PGD     2,361,500   28.3%    $ 30,225    $ 25,713    $ 29,873      $ 32,258
   PPF     2,370,400   32.7%      30,168      26,256      29,275        31,076
   PDF     4,685,500   31.3%      44,900      42,400      45,121        45,731
   PDT     5,289,700   35.3%      63,035      57,175      58,451        64,111
   DIV     3,579,500   36.2%      51,991      49,687      52,798        53,335
   PFD     2,981,500   30.3%      42,904      44,803      43,828        42,904
   PFO     4,050,043   36.3%      46,059      48,914      47,993        46,251

          Total                 $309,282    $294,948    $307,339      $315,666

                                  December 31, 2000

             Fund              Carrying                   Quoted      Value of
   Fund     Shares     % of      Value        Book        Market   Shares at Net
 Symbol(1)   Held   Ownership  at Equity      Value       Value      Asset Value
   PGD     1,877,300   22.5%    $ 23,478    $ 19,666    $ 22,528      $ 26,695
   PPF     2,352,900   32.4%      28,322      26,048      25,882        30,470
   PDF     4,638,800   31.0%      46,003      41,966      40,589        47,594
   PDT     4,925,100   32.8%      60,453      53,144      52,021        63,091
   DIV     3,080,500   31.2%      46,314      42,500      40,239        48,918
   PDI(2)  5,253,400   48.5%      52,207      52,583      52,534        54,110
   PFD     2,981,500   30.3%      39,834      44,803      36,151        40,012
   PFO     3,892,543   34.9%      41,122      47,270      40,385        41,533

          Total                 $337,733    $327,980    $310,329      $352,423

(1) John Hancock Patriot Global Dividend Fund ("PGD"), John Hancock Patriot Preferred Dividend Fund ("PPF"),
    John Hancock Patriot Premium Dividend I Fund ("PDF"), John Hancock Patriot Premium Dividend II Fund ("PDT"),
    John Hancock Patriot Select Dividend Fund ("DIV"), Putnam Dividend Income Fund ("PDI"), Preferred Income Fund
   ("PFD"), Preferred Income Opportunity Fund ("PFO").

(2) In 2001, the Trustees of PDI liquidated the fund.  The Company's pro-rata share of the portfolio securities and cash of PDI was transferred to a new fund created by the PDI Trustees whose ownership was conveyed to the
    Company.  At December 31, 2001 the fund, totaling $60,869, was consolidated into the Company's financial statements.  The majority of the fund represents investments valued at $59,019 and is included in preferred stocks and $1,332 in cash and cash equivalents.

     The difference between the carrying value at equity and the value of shares at net asset value is negative goodwill created at the time of the purchase of the shares. SFAS 141, which was implemented on July 1, 2001, specifically addresses the manner in which to account for negative goodwill. For purchases prior to July 1, 2001, that created negative goodwill, the Company continued to amortize the negative goodwill on these securities through the end of 2001. This negative goodwill was amortized into realized gains over various periods ranging from 1.25 years to 4 years based on the turnover ratios of the funds. In accordance with SFAS 141, for purchases subsequent to June 30, 2001, the difference between the cost and net asset value at the time of purchase was recognized as a realized gain, totaling $614 for 2001.

                           THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001, 2000 and 1999
                                   (Thousands of Dollars)


NOTE B - Investments and Investment Income   (continued)

3. Mortgage Loans on Real Estate and Collateral Notes Receivable

     At December 31, 2001 and 2000, mortgage loans on real estate and collateral notes receivable consisted of the following:

                                                                  December 31,
                                                              2001            2000
                  Residential (1st Mortgages)............   $28,696         $36,496
                  Residential (2nd Mortgages)............        83             209
                  Commercial (1st Mortgages).............     8,210          12,542
                  Commercial (2nd Mortgages).............        33              50
                                                             37,022          49,297
                  Collateral notes receivable............     3,143           3,222
                                                             40,165          52,519
                  Allowance for possible loan losses.....      (660)           (858)
                    Mortgage loans on real estate and
                       collateral notes receivable.......   $39,505         $51,661

     Fair value of the Company's mortgage loans on real estate and collateral notes receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit and for the same remaining maturities. The future cash flows associated with certain non-performing loans are estimated based on expected payments from borrowers either through work out arrangements or the disposition of collateral. The estimated fair value of mortgage loans on real estate and collateral notes receivable at December 31, 2001 and 2000, prior to the allowance for possible loan losses, was $41,391 and $54,141, respectively.

     At December 31, 2001 and 2000 mortgage loans which were on non-accrual status amounted to $1,118 and $1,357, respectively. The reduction in interest income associated with non-accrual loans was $99, $118 and $129 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

     A summary of the changes in the allowance for possible loan losses follows:

                                                                  Years ended December 31,
                                                                    2001            2000
            Balance, beginning of year.........................   $    858        $  2,127
              Decrease in provision for possible loan losses...       (198)         (1,269)
            Balance, end of year...............................   $    660        $    858

                           THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001, 2000 and 1999
                                    (Thousands of Dollars)


NOTE B - Investments and Investment Income   (continued)


     The following table describes mortgage principal balances by maturity, total mortgages over 90 days past due and total mortgages in foreclosure:

                                                                       2001           2000
            Fixed rate mortgages maturing:
              One year or less................................      $     90       $    141
              More than one year to five years................           861            742
              More than five years to ten years...............         3,366          5,331
              Over ten years..................................        23,375         31,810
                   Total fixed mortgages......................      $ 27,692       $ 38,024

            Adjustable rate mortgages maturing:
              One year or less................................      $   -          $   -
              More than one year to five years................            87             61
              More than five years to ten years...............           419            283
              Over ten years..................................         8,824         10,929
                   Total adjustable mortgages.................      $  9,330       $ 11,273

            Past due over 90 days.............................      $  1,118       $  1,357

            Mortgages in foreclosure, included in past due
              over 90 days....................................      $    184       $    808

4. Net Investment Income

     The components of net investment income were as follows:

                                                             Years ended December 31,
                                                           2001        2000          1999
      Interest on fixed maturities...................    $ 45,542    $ 44,766      $ 45,957
      Dividends on common and preferred stocks.......      23,768      23,177        23,148
      Dividends on preferred stock mutual funds......      23,165      22,158        15,483
      Interest on cash and cash equivalents..........       5,729       3,555         2,596
      Interest on mortgage loans.....................       4,026       5,677         5,908
      Other..........................................         356          84           118
               Total investment income...............     102,586      99,417        93,210
      Investment expenses............................       2,975       2,587         3,421
               Net investment income.................    $ 99,611    $ 96,830      $ 89,789

5. Net Realized Investment Gains (Losses)

     Net realized investment gains (losses) were as follows:

                                                            Years ended December 31,
                                                         2001          2000          1999
Net realized investment gains (losses):
  Fixed maturities................................   $ (2,816)     $ (3,772)     $ (5,991)
  Preferred stocks................................     (3,692)        1,286          (244)
  Common stocks...................................        603         4,370        11,023
  Closed-end preferred stock mutual funds*........      4,582        26,575       (22,401)
  Venture capital fund investments................     (9,071)          460           888
  Other...........................................       (239)          631           347
      Total.......................................   $(10,633)     $ 29,550      $(16,378)

*Includes $3,215 in 2001 and $9,260 in 2000, respectively, relating to the amortization of negative goodwill, at the time of purchase, of these securities.

                           THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001, 2000 and 1999
                                   (Thousands of Dollars)


NOTE B - Investments and Investment Income   (continued)


6. Other Comprehensive Income (Loss)

     Net increases (decreases) in other comprehensive income (loss), less applicable income tax (expense) benefit, were as follows:

                                                            Years ended December 31,
                                                         2001          2000          1999
Other comprehensive income (loss):
  Fixed maturities................................   $  3,653      $ 18,161      $(32,892)
  Preferred stocks................................      7,259         4,145       (17,040)
  Common stocks...................................     (8,369)       34,759       (26,587)
  Other...........................................     (1,327)          318           634
  Impact of minority interest.....................       (352)       (1,244)        2,122
      Total.......................................        864        56,139       (73,763)

  Tax benefit (expense)...........................       (272)      (19,495)       26,560
  Impact of minority interest.....................        (31)         (154)         (743)
      Total tax benefit (expense).................       (303)      (19,649)       25,817
      Total other comprehensive income (loss).....   $    561      $ 36,490      $(47,946)
     A summary of net accumulated other comprehensive income (loss) on stocks and fixed maturity investments in 2001, 2000 and 1999 follows:

                                                           Years ended December 31,
                                                         2001          2000          1999
   Accumulated other comprehensive income.........   $ 45,873      $ 46,699      $  8,317
   Accumulated other comprehensive losses.........    (26,893)      (28,935)      (47,936)
   Impact of minority interest....................         88           440         1,685
        Total unrealized gains (losses)...........     19,068        18,204       (37,934)

   Tax benefit (expense)..........................     (6,643)       (6,217)       13,867
   Impact of minority interest....................        (31)         (154)         (590)
        Total benefit (expense)...................     (6,674)       (6,371)       13,277
        Total.....................................   $ 12,394      $ 11,833      $(24,657)

NOTE C - Deferred Policy Acquisition Costs

     Policy acquisition costs incurred and amortized to income are as follows:

                                                           Years ended December 31,
                                                         2001          2000          1999
            Balance, beginning of year.............     $111,305     $ 98,500      $ 88,759
            Costs deferred during the year.........      266,122      256,062       243,401
            Amortization charged to expense........     (260,870)    (243,257)     (233,660)
            Balance, end of year...................     $116,557     $111,305      $ 98,500

                           THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 December 31, 2001, 2000 and 1999
                                    (Thousands of Dollars)


NOTE D - Property and Equipment

     A summary of property and equipment at December 31, is as follows:

                                                                  2001        2000
                  Buildings.................................    $ 33,013    $ 32,916
                  Equipment and office furniture............      36,609      35,185
                  Building improvements.....................         850         850
                                                                  70,472      68,951
                        Less accumulated depreciation.......     (38,473)    (35,456)
                                                                  31,999      33,495
                  Land......................................       3,476       1,253
                  Construction in progress..................       4,539          75

                                                                $ 40,014    $ 34,823

     Depreciation expense was $4,280, $4,270 and $4,243 for the years ended December 31, 2001, 2000 and 1999, respectively. Depreciation expense is allocated evenly between losses and loss adjustment expenses and policy acquisition costs.


NOTE E - Unpaid Losses and Loss Adjustment Expenses

     Liabilities for unpaid losses and loss adjustment expenses at December 31, consist of:

                                                                  2001        2000
  Net voluntary unpaid loss and LAE reserves................    $558,635    $544,585
  Voluntary salvage and subrogation recoverable.............     (73,393)    (65,505)
  Assumed unpaid loss and LAE reserves from C.A.R...........     125,787     127,631
  Assumed salvage and subrogation recoverable from C.A.R....     (20,695)    (20,844)

    Total voluntary and assumed unpaid loss and LAE reserves     590,334     585,867

  Adjustment for ceded unpaid loss and LAE reserves.........     100,290      97,273
  Adjustment for ceded salvage and subrogation recoverable..      (9,000)     (9,000)

    Total unpaid loss and LAE reserves......................    $681,624    $674,140

          Unpaid Loss and LAE by their nature are inherently uncertain as to the ultimate outcome of the estimated amounts. The liability for unpaid losses and LAE represents Management's best estimate of the ultimate net cost of all losses and LAE incurred through the balance sheet date. The estimate for ultimate net cost of all losses incurred through the balance sheet date includes the adjusted case estimates for losses, incurred but not reported ("IBNR") losses, salvage and subrogation recoverable and a reserve for LAE. In arriving at its best estimate, management begins with the aggregate of individual case reserves and then makes adjustments to these amounts on a line of business basis. These adjustments to the aggregate case reserves by line of business are made based on analysis performed by Management as further described below. The entire liability for unpaid losses and LAE is also reviewed quarterly and annually by the Company's Actuarial Department. Liability estimates are continually analyzed and updated, and therefore, the ultimate liability may be more or less than the current estimate. The effects of changes in the estimates are included in the results of operations in the period in which the estimates are revised.

                          THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001, 2000 and 1999
                                   (Thousands of Dollars)

NOTE E - Unpaid losses and Loss Adjustment Expenses (continued)

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

     When a claim is reported to the Company, claims personnel establish a "case reserve" for the estimated amount of the ultimate exposure to the Company. The amount of the reserve is primarily based upon an evaluation of the type of claim involved, the circumstances surrounding the claim and the policy provisions relating to the loss. This estimate reflects the informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of the claims personnel adjusting the claim. During the loss adjustment period, these estimates are revised as deemed necessary by the Company's claims department personnel based on subsequent developments and periodic reviews of the cases.

     In accordance with industry practice, the Company also maintains reserves for estimated IBNR and LAE net of salvage and subrogation recoverable. These reserves are determined on the basis of historical information and the experience of the Company. Adjustments to these reserves are made periodically to take into account changes in the volume of business written, claims frequency and severity, the mix of business, claims processing and other items that can be expected to affect the Company's liability for losses and LAE over time.

     When reviewing the liability for unpaid losses and LAE, the Company analyzes historical data and estimates the impact of various factors such as
(i) payment trends; (ii) loss expense per exposure; (iii) the historical loss experience of the Company and industry; (iv) frequency and security trends; and, (v) legislative enactments, judicial decisions, legal developments in the imposition of damages, changes and trends in general economic conditions, including the effects of inflation and recession. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors.

     By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, the Company estimates the ultimate net liability for losses and LAE. After taking into account all relevant factors, management believes that, based on existing information, the provision for losses and LAE at December 31, 2001 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability, however, may be greater or lower than established reserves. If the ultimate exposure is greater than (or less than) management's estimated liability for losses and LAE, based on any of the factors noted previously, the Company will incur additional expense (income) which may have a material impact. The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods.

     Included in the loss reserve methodologies described above, are liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as oil spills, mold and lead paint. Reserves have been established to cover these claims for known losses. Because of the Company's limited exposure to these types of claims, management believes they will not have a material impact on the consolidated financial position of the Company in the future. Loss reserves on environmental related claims amounted to $4,281 and $3,712 at December 31, 2001 and 2000, respectively.

                             THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001, 2000 and 1999
                                     (Thousands of Dollars)


NOTE E - Unpaid losses and Loss Adjustment Expenses   (continued)

     The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expense, net of reinsurance deductions from all reinsurers including C.A.R., as shown in the Company's consolidated financial statements for the periods indicated.

                                                           Years ended December 31,

                                                          2001          2000         1999
Loss and loss adjustment expense reserves,
 beginning of year, prior to effect of ceded
 reinsurance recoverable.............................   $585,867      $558,779     $498,127

January 29, 1999 American Commerce loss and
   loss adjustment expense reserves..................       -             -          63,112

Incurred losses and loss adjustment expenses:
   Provision for insured events of the current year..    812,863       728,582      664,978
   Decrease in provision for insured events of
    prior years......................................    (35,320)      (42,425)     (39,888)
     Total incurred losses and loss adjustment
      expenses.......................................    777,543       686,157      625,090

Payments:
   Losses and loss adjustment expenses attributable
    to insured events of the current year............    487,918       402,040      383,707
   Losses and loss adjustment expenses attributable
    to insured events of prior years.................    285,158       257,029      243,843
     Total payments..................................    773,076       659,069      627,550

   Loss and loss adjustment expense reserves prior to
    effect of ceded reinsurance recoverable..........    590,334       585,867      558,779
   Ceded reinsurance recoverable.....................     91,290        88,273      101,062
Reserves for losses and loss adjustment expenses
 at the end of year per financial statements.........   $681,624      $674,140     $659,841

     The decrease in provision for insured events of prior years represents redundancies for reserves established for prior year. This decrease in provision was principally the result of re-estimation of unpaid losses and loss adjustment expenses principally on the personal automobile, commercial automobile and homeowners lines of business.

     The Company's loss and LAE reserves reflect its share of the aggregate C.A.R. loss and LAE reserves of the Company and the 38 other writers of automobile insurance in Massachusetts that participate in C.A.R. ("Servicing Carriers"). The Company is a defendant in various legal actions arising from the normal course of its business. These proceedings are considered to be ordinary to operations or without foundation in fact. Management is of the opinion that these actions will not have a materially adverse effect on the consolidated financial statements of the Company.

NOTE F - Reinsurance Activity

     The Company has reinsurance contracts for casualty and catastrophe coverages. These reinsurance arrangements minimize the Company's losses arising from large risks and protect the Company against numerous losses from a single occurrence or event. The Company also has a quota share reinsurance contract on its other than automobile business.

                           THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001, 2000 and 1999
                                    (Thousands of Dollars)

Property, Catastrophe and Quota Share Reinsurance

     The Company maintains a 75% quota share reinsurance program, covering all non-automobile property and liability business, except umbrella policies. The program is split between American Re-Insurance Company, Employers Reinsurance Corporation, Hartford Fire Insurance Company and Swiss Reinsurance America Corporation. The maximum per occurrence dollar recovery is equal to 250% of the net premiums ceded to the quota share arrangement in a contract year. The maximum aggregate per year dollar recovery under the quota share contract is equal to 350% of the net premium ceded to the quota share arrangement in a contract year. A sliding scale commission, based on loss ratio, is utilized under this program. This program provides the Company with sufficient protection for catastrophe coverage so as to enable the Company to forego pure catastrophe reinsurance coverage, which was previously tailored in conjunction with the former quota share arrangement.

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

     Under the above scenario and based on the business subject to the quota-share reinsurance contract for 2001, the Company has no reinsurance recoveries for a single event catastrophe in excess of a total loss of approximately $262.0 million. The level of reinsurance protection increases (decreases) when the company cedes more (less) premium to the reinsurers.
The Company's estimated total losses on its other than automobile business for 100 and 250-year hurricanes (including American Commerce) are approximately $176.0 million and $295.8 million, respectively. The Company estimates were derived through the services of Swiss Reinsurance America Corporation who utilized the RMS (Risk Management Solutions) IRAS risk assessment system. Most property and casualty insurance companies establish their catastrophe reinsurance programs up to the 100 year storm estimate.

     Written premiums ceded in 2001, 2000 and 1999 under the above referenced program were $78.6 million, $69.4 million and $51.5 million, respectively. The 13.3% increase in written premiums ceded in 2001 versus 2000 in this program was primarily the result of a $7,592 or 11.6% increase in Massachusetts homeowner direct written premium, coupled with a $2,212 or 13.4% increase in direct homeowner writings in states other than Massachusetts, as previously mentioned. Ceding commission income is calculated on a ceded earned premium basis.

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

                          THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001, 2000 and 1999
                                    (Thousands of Dollars)

NOTE F - Reinsurance Activity   (continued)

     Earned premiums and losses and loss adjustment expenses are stated in the accompanying consolidated financial statements after deductions for ceded reinsurance. Those deductions for reinsurance other than C.A.R. are as follows:

                                                               Years ended December 31,
                                                            2001         2000        1999
Income Statement
  Written premiums ceded............................      $81,827      $76,946    $ 54,657
  Earned premiums ceded.............................       77,226       73,354      55,557
  Losses and loss adjustment expenses ceded.........       40,514       30,797      24,240

Balance Sheet
  Unpaid losses and loss adjustment expenses........       28,192       24,726      21,552
  Unearned premiums.................................       42,258       36,828      26,813

     The Company, as primary insurer, would be required to pay losses in their entirety in the event that the reinsurers were unable to discharge their obligations under the reinsurance agreements.

C.A.R.

     C.A.R., a state-mandated reinsurance mechanism, enables the Company and the other Servicing Carriers to reinsure any automobile risk that the insurer perceives to be under priced at the premium level permitted by the Commissioner. Servicing Carriers, who are responsible for over 99.0% of total direct premiums written for personal automobile insurance in Massachusetts, are required to offer automobile insurance coverage to all eligible applicants pursuant to "take-all-comers" regulations, but may reinsure business with C.A.R.

     Since its inception, C.A.R. has annually generated multi-million dollar underwriting losses in both the personal and commercial pools. The Company is required to share in the underwriting results of C.A.R. business for its respective product lines. Under current regulations, the Company's share of the C.A.R. personal or commercial deficit is based upon its market share for retained automobile risks for the particular pool, adjusted by a "utilization" concept, such that, in general, the Company is disproportionately and adversely affected if its relative use of C.A.R. reinsurance exceeds that of the industry, and favorably affected if its relative use of C.A.R. reinsurance is less than that of the industry. The Company's strategy has been to voluntarily retain more types of private passenger automobile business that are factored as credits, thereby favorably impacting the utilization formula. These credits result from voluntarily writing business in underpriced territories and for underpriced risks. As a result of increased voluntary retention, in excess of the industry, the credits impacting the utilization formula have favorably affected the Company's participation ratio compared to its market share. During 2001, 2000 and 1999, the Company's net participation in the C.A.R. personal automobile pool approximated 16.8%, 16.9% and 16.5%, respectively, as reported by C.A.R., compared to the Company's estimated market share in those years of 23.3%, 22.3% and 21.3%.

                         THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001, 2000 and 1999
                                    (Thousands of Dollars)



     Written premiums, earned premiums, losses and LAE incurred, underwriting expenses incurred and the liabilities for unearned premiums, unpaid losses and LAE ceded to and assumed from C.A.R. were as follows:

                                         Years ended December 31,
                             2001                    2000                    1999
                      Ceded      Assumed      Ceded      Assumed      Ceded      Assumed
Income Statement
 Written premiums... $ 70,973    $ 79,360    $ 67,451    $ 81,659    $ 68,740    $ 87,241
 Earned premiums....   72,648      80,176      69,120      81,300      68,902      84,356
 Losses and LAE.
   incurred.........   80,053     108,353      67,987     109,788      81,853     104,273
 Underwriting
   expenses.........     -         28,270        -         28,753        -         28,569

Balance Sheet
 Unearned premiums..   44,399      41,699      44,791      42,515      50,084      42,156
 Unpaid losses and
   LAE..............   81,433     105,092      82,450     106,787      91,576     100,680

     The Company pays to C.A.R. all of the premiums generated by the policies it has ceded and C.A.R. reimburses the Company for all losses incurred on account of ceded policies. In addition, the Company receives a fee for servicing ceded policies based on the expense structure established by C.A.R. For the years ended December 31, 2001, 2000 and 1999, these servicing fees amounted to $17,161, $16,783 and $17,235, respectively.

     The Company presents assets and liabilities gross of reinsurance. The Residual Market Receivable represents the gross amount of reinsurance recoverable from C.A.R. including unpaid losses, unearned premiums, paid losses recoverable and unpaid ceded and assumed premiums.

     The current C.A.R. utilization-based participation ratio has been in place for the personal automobile market since 1993. During 2001, 2000 and 1999 the Company's amount of personal automobile exposures it reinsured through C.A.R. approximated 4.9%, 4.9% and 5.6%, respectively, as compared to industry averages of 7.7%, 8.4% and 9.6%, respectively.


NOTE G - Income Taxes

     The Company and its subsidiaries file a consolidated federal income tax return.

     The federal income tax expense (benefit) consisted of the following:

                                                             Years ended December 31,
                                                             2001         2000        1999
                  Current............................    $ 28,571     $ 32,849    $ 26,481
                  Deferred...........................      (5,377)       5,457      (9,814)
                                                         $ 23,194     $ 38,306    $ 16,667

                           THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001, 2000 and 1999
                                    (Thousands of Dollars)


NOTE G - Income Taxes (continued)

     Deferred taxes arise from temporary differences in the basis of assets and liabilities for tax and financial statement purposes. The sources of these differences and the related tax effects of the activities that occurred consisted of the following:

                                                              Years ended December 31,
                                                             2001         2000        1999
  Unearned premiums..................................    $ (2,428)    $ (3,835)   $ (2,785)
  Discounting of loss reserves.......................         809         (381)       (928)
  Deferred policy acquisition costs..................       1,303        4,015       1,251
  Salvage and subrogation recoverable................          81         (116)        272
  Tax depreciation in excess of book depreciation....         180          239         639
  Pension liability..................................        -           1,145        (440)
  Post-retirement benefits liability.................        (246)        (424)        120
  Equity in earnings (losses) of preferred stock
    mutual funds.....................................         264        6,060     (10,487)
  Equity in losses of venture capital fund
    investments......................................      (3,342)        -           -
  Other..............................................      (1,998)      (1,246)      2,544
        Deferred income tax..........................      (5,377)       5,457      (9,814)
  Other comprehensive income (loss)..................         425       20,084     (26,407)
  Deferred taxes at acquisition of American Commerce.        -            -         (4,662)
        Change in deferred tax asset.................    $ (4,952)    $ 25,541    $(40,883)

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

     Deferred tax liabilities (assets) were comprised of the following at December 31, 2001 and 2000:

                                                                     2001        2000
Unearned premiums...............................................  $(31,477)   $(29,049)
Discounting of loss reserves....................................   (20,850)    (21,659)
Equity in losses of preferred stock mutual funds................    (3,551)     (3,815)
Equity in losses of venture capital fund investments............    (3,342)       -
Post-retirement benefits liability of American Commerce.........    (1,267)     (1,021)
Other...........................................................    (4,915)     (3,355)
      Deferred tax assets.......................................   (65,402)    (58,899)

Deferred policy acquisition costs...............................    33,847      32,544
Salvage and subrogation recoverable.............................     2,109       2,028
Tax depreciation in excess of book depreciation.................     2,157       1,977
Net accumulated comprehensive income............................     6,643       6,217
Other...........................................................     3,653       4,092
      Deferred tax liabilities..................................    48,409      46,858

      Net deferred tax asset....................................  $(16,993)   $(12,041)

                           THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001, 2000 and 1999
                                    (Thousands of Dollars)

NOTE G - Income Taxes   (continued)

     Federal income tax on income is less than the amount computed by applying the statutory rate of 35% for the years ended 2001, 2000 and 1999 for the following reasons:

                                         Years ended December 31,
                               2001                 2000                1999
Tax at statutory rate..  $ 40,399    35.0%    $ 59,523   35.0%    $ 36,499    35.0%
Tax exempt interest....    (7,123)   (6.2)      (8,314)  (4.9)      (9,157)   (8.8)
Dividends paid to ESOP
  participants.........      (848)   (0.7)        (899)  (0.5)        (785)   (0.8)
Dividends received
  deduction............    (7,510)   (6.5)      (8,123)  (4.8)      (7,560)   (7.2)
Amortization of
  preferred stock
  mutual fund negative
  goodwill.............    (1,043)   (0.9)      (3,242)  (1.9)      (1,909)   (1.8)
Other..................      (681)   (0.6)        (639)  (0.4)        (421)   (0.4)
Tax at effective rate..  $ 23,194    20.1%    $ 38,306   22.5%    $ 16,667    16.0%

NOTE H - Related-Party Transactions

     The Company has made loans to insurance agencies with which Commerce transacts business on a regular basis. At December 31, 2001, eleven loans with an aggregate outstanding principal balance of $3,476, were collateralized by the assets of the agencies, one of these loans with an outstanding balance of $313 was collateralized by real estate as the primary collateral and the assets of the agency as secondary collateral. There were no loans to insurance agencies collateralized solely by real estate. At December 31, 2000, ten loans with an aggregate outstanding balance of $3,556 were collateralized by the assets of the agencies and one of these loans with an outstanding balance of $328 was collateralized by real estate as the primary collateral and the assets of the agency as secondary collateral.

     The immediate family of Raymond J. Lauring, a Director of the Company, owns more than a 10% equity interest in Lauring Construction Company. Mr. Lauring has no ownership interest in Lauring Construction Company. During 2001, Lauring Construction Company provided construction and construction management services in connection with a contract for the estimated $13 million renovation of a 160,000 square foot building purchased by the Company. Terms of the contract provide for a fixed fee of $650 for supervision and management of the project over the term of the contract. There were no payments made on the supervision or management services portion of the contract in 2001. Payments to Lauring Construction Company in 2001 for actual materials used and construction work performed on this project were $405 and payments for other work unrelated to the project were $31.

NOTE I - Employee Stock Ownership Plan and 401(k) Plan

     The Company offers an Employee Stock Ownership Plan ("E.S.O.P.") and 401(k) Plan for the benefit of substantially all employees, including those of the Company's subsidiaries. The E.S.O.P. is noncontributory on the part of Participants and contributions are made at the discretion of the Board of Directors. The company is under no obligation to make contributions or maintain the E.S.O.P. for any length of time, and may completely discontinue or terminate the E.S.O.P. at any time without liability. Contributions by the Company and subsidiaries to the E.S.O.P. for the years ended December 31, 2001, 2000 and 1999 were $7,502, $5,702 and $5,744, respectively. The increase in the contribution in 2001 over 2000 was primarily due to the inclusion of American Commerce employees into the plan. The E.S.O.P. held 2,989,046 and 3,143,076 shares of the Company's common stock at December 31, 2001 and 2000, respectively. E.S.O.P. Participants who are current employees of the Company or its subsidiaries and who are 100% vested in their E.S.O.P. accounts can annually elect to transfer

                          THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001, 2000 and 1999
                                   (Thousands of Dollars)

NOTE I - Employee Stock Ownership Plan and 401(k) Plan (continued)

out of the E.S.O.P. up to 100% of their allocated Company stock in the form of an eligible rollover distribution into another eligible retirement plan, such as a qualified individual retirement arrangement. Approximately 2,191,000 shares owned by Participants in the E.S.O.P. at December 31, 2001 are allocated to the E.S.O.P. accounts of these individuals. E.S.O.P. Participants who are former employees of the Company may generally elect to withdraw from the E.S.O.P. the total amount of shares allocated to their accounts at any time. Approximately 580,000 shares held by the E.S.O.P. at December 31, 2001 are allocated to the E.S.O.P. accounts of these individuals. The remaining approximately 219,000 shares held by the E.S.O.P. at December 31, 2001 are allocated to the E.S.O.P. accounts of Participants who have not yet reached 100% vesting in their account balances. Disposition of these unvested shares is restricted under the E.S.O.P. The Company pays for administration of the E.S.O.P.

     The 401(k) Plan, implemented in September 1998, enables eligible employees to contribute up to 15% of eligible compensation on a pre-tax basis up to the annual maximum limits under federal tax law. The Company incurs no expenses in the form of matching contributions but does pay for administration of the Plan.

NOTE J - American Commerce Pension and Post-Retirement Benefits

     Effective June 1, 2000, the Directors of American Commerce voted to terminate the American Commerce noncontributory defined benefit pension plan (the "pension plan") and transition on January 1, 2001 to the E.S.O.P. The payment of the termination liability to participants from previously funded assets of the pension plan amounted to $4,558 in 2000. All participants of the pension plan were eligible to retire with full retirement benefits upon attainment of age 65 with 5 years of participation. Retirement benefits were payable for the life of the participant with guaranteed payments for 10 years. All retirees had taken lump-sum payments. American Commerce made contributions to a deposit administration contract, which provided the pension plan with assets sufficient to fund pension benefits to pension plan participants. The deposit administration contract was carried at contract value, which represented the cost of contributions plus interest and experience refunds. The pension plan was subject to and exceeded the minimum funding requirements of ERISA.

     Effective January 1, 2001, the Directors of American Commerce voted to merge the 401(k) Plan with the Company's Plan. Previously, American Commerce maintained a separate 401(k) Plan for the benefit of substantially all of its employees. American Commerce matched 50% of all employee contributions up to 6% of pay. Both American Commerce and its employees shared in administration expenses of the plan. American Commerce did not contribute to the plan in 2001 due to the aforementioned merger. Commerce contributed $181 and $165 to the plan in 2000 and 1999, respectively.

     American Commerce maintains a noncontributory post-retirement benefit plan (the "post-retirement plan") for retirees that includes medical, dental and life insurance coverages. All participants of the post-retirement plan are eligible upon attainment of age 55 with 10 years of service or age 65 with 5 years of service. Dental coverage ceases at age 65 and life insurance coverage decreases based upon the age of the retiree until the attainment of age 70, at which time retirees are provided a nominal amount of coverage from age 70 and thereafter. Participants' spouses are also covered under the post-retirement plan. The cost of post-retirement medical, dental and life insurance benefits is accrued over the active service periods of employees to the date they attain full eligibility for such benefits. It is the policy of American Commerce to pay for post-retirement benefits as incurred.

                           THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001, 2000 and 1999
                                    (Thousands of Dollars)

NOTE J - American Commerce Pension and Post-Retirement Benefits (continued)

     The following table shows, as of December 31, 2001 and 2000, the American Commerce post-retirement benefit plan funded status reconciled with amounts reported in the consolidated balance sheet and the assumptions used in determining the actuarial present value of the benefit obligation:

                                                                 2001    2000
Plan assets at fair value...........................           $  -    $  -
Accumulated benefit obligation:
  Retirees..........................................             1,448   1,168
  Active participants, fully eligible...............               790     893
  Active participants, not eligible.................             1,812   2,225
Projected benefit obligation........................             4,050   4,286
Unfunded status of plan.............................            (4,050) (4,286)
Unrecognized prior service costs....................               (17)    (20)
Unrecognized net transition obligation..............             1,087   1,186
Unrecognized net loss (gain)........................              (641)     20
      Accrued benefit cost..........................           $(3,621)$(3,100)
Assumptions:
  Weighted average discount rate....................               7.0%    7.0%

     Net periodic cost of the American Commerce post-retirement benefit plan for the period ended December 31, 2001, 2000 and 1999 includes the following components:

                                                               2001    2000    1999
Service cost-benefits earned........................          $  250  $  246  $  238
Interest cost on projected benefit obligation.......             248     265     246
Actual return on plan assets........................            -       -       -
Amortization of unrecognized net transition
  obligation........................................              99      99      99
Amortization of unrecognized prior service cost.....              (3)     (3)     (3)
Amortization of unrecognized loss (gain)............             (25)   -       -
Net asset loss deferred for later recognition.......            -       -       -
  Net periodic cost.................................          $  569  $  607  $  580

     The assumed health care cost trend rate for 2001 was 8.5% and 7.25% for medical and dental, respectively. These rates grade down until the final trend rates of 6.0% and 5.0% for medical and dental, respectively, are reached in 2010. A one percentage point increase in the assumed health and dental cost trend rates increases the sum of the service and interest costs components of the 2001, 2000 and 1999 periodic post-retirement benefit cost by 16.3%, 20.4% and 13.0% respectively, and the accumulated post-retirement benefit obligation as of December 31, 2001, 2000 and 1999 by 16.6%, 17.7% and 14.0%, respectively.

     Subsequent to December 31, 2001, the Directors of American Commerce voted to terminate that portion of the post-retirement plan applicable to future retirees of American Commerce. Termination will be effective May 1, 2002. Current retirees and employees who retire prior to May 1, 2002 will remain eligible for post-retirement benefits.

                          THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001, 2000 and 1999
                                    (Thousands of Dollars)


NOTE K - Directors' Retirement Compensation Plan

     During 2000, the Company's Directors approved a Directors' Retirement Compensation Plan (the "Retirement Plan"). The Retirement Plan becomes effective for each Company Director upon terminating service on the Company's Board of Directors (the "Board") providing that such termination was not made under conditions adverse to the Company's interest. Effective with the annual meeting wherein the Director is not reappointed to the Board, and provided benefits are not paid until such time as the Director has attained the age of 65, the Company will pay an annual retirement benefit equal to 50% of the average annual total compensation of the Director for the immediately preceding three full years ("the three year average compensation"). The annual retirement benefit of 50% of the three year average compensation vests at the rate of 4.0% for each year of Board (or subsidiary) service up to a maximum of 100% vesting through termination of service. Payments continue for a maximum of ten years over the remaining life of the terminated Director, or his or her then spouse, if the Director pre-deceases the spouse. No payments are to be made after the death of the Director and spouse. Expenses related to the Retirement Plan in 2001 and 2000 amounted to $178 and $2,364, respectively. A total of $19 was paid under the Retirement Plan in 2001 and 2000.

NOTE L - Stockholders' Equity

Book Value Awards, Stock Appreciation Rights and Stock Options Program

     The Management Incentive Plan approved by the Company's stockholders in May, 1994 provides for the award of incentive stock options, non-qualified stock options, book value awards, stock appreciation rights, restricted stock and performance stock units. Up to 2,500,000 shares of common stock (subject to increase for anti-dilution adjustments) may be issued under the Plan, including shares that may be issued pursuant to awards of restricted stock or upon the exercise of common stock equivalent awards such as stock options and stock appreciation rights payable in the form of common stock (not in the form of cash). At the discretion of the compensation committee all directors, officers and other senior management employees of the Company or any of its subsidiaries are eligible to participate in this Management Incentive Plan.

     Book value awards issued relating to this Plan totaled 474,541, 496,685 and 447,185 in 2001, 2000 and 1999, respectively. Expenses relating to book value awards were $1,577, $3,081 and $438 in 2001, 2000 and 1999, respectively. Grants under the SAR plan ceased in 1999 and were replaced with the stock option program. No SARs were outstanding at December 31, 2001. Expenses (income) relating to stock appreciation rights were $0, $760 and ($3,159) in 2001, 2000 and 1999, respectively. The outstanding book value awards entitle the holders to cash payments based upon the extent to which, if at all, the per share book value exceeds certain thresholds set at the time the award was granted.

     During 2001, 2000 and 1999, the Company granted stock options ("options") totaling 1,184,343, 644,520 and 700,179, respectively, including the issuance of options previously terminated. The outstanding options entitle the recipient to purchase the Company's common stock based upon the extent to which, if at all, the per share market value of the common stock exceeds certain thresholds set at the time the option was granted. Unexercised options terminate not later than eight years after the date of grant.

                          THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001, 2000 and 1999
                        (Thousands of Dollars Except for Per Share Data)


NOTE L - Stockholder's Equity (continued)

     Aggregate liabilities for the combined programs were $2,614 and $2,972 at December 31, 2001 and 2000, respectively.

     The following is a summary of the changes in options outstanding under the Plan:

                                                               Weighted
                                                                Average
                                                               Exercise
                                                      Shares    Price
      Options outstanding at January 1, 1999....         -     $    -
         Granted January 29, 1999...............       50,000     36.32
         Granted April 30, 1999.................      650,179     32.81
      Options outstanding at December 31, 1999..      700,179     33.06
         Granted April 5, 2000..................      644,520     31.59
         Terminated.............................       (5,888)    32.81
      Options outstanding at December 31, 2000..    1,338,811     32.35
         Granted April 6, 2001..................    1,184,343     30.80
         Terminated.............................      (80,818)    34.74
      Options outstanding at December 31, 2001..    2,442,336  $  31.52

     No options were exercisable at December 31, 2001, 2000 and 1999.

     The estimated weighted average fair value per share of the options was $5.26 in 2001, $4.16 in 2000 and $3.78 in 1999. Under the provisions of APB Opinion 25, no expense was recognized for these options in 2001, 2000 or 1999. No options were granted prior to 1999. Had the Company recognized such expense, the Company's net earnings and earnings per share would have approximated the pro forma amounts indicated below:

                                                    2001         2000         1999
Net earnings:
  As reported                                     $ 93,094     $132,080     $ 88,676
  Pro forma                                       $ 88,363     $130,180     $ 86,956

Basic earnings per share:
  As reported                                     $   2.77     $   3.87     $   2.54
  Pro forma                                       $   2.63     $   3.81     $   2.49

Diluted earnings per share:
  As reported                                     $   2.75     $   3.87     $   2.54
  Pro forma                                       $   2.61     $   3.81     $   2.49

     Additionally, the Company granted 250,000 and 1,872,380 options to certain agents of American Commerce (the "American Commerce Agents' Plan") in 2001 and 1999, respectively. The right of the recipient to exercise these options is contingent upon the average volume of other-than-Massachusetts private passenger automobile and homeowners direct written premiums placed and maintained with American Commerce for a five year period specified in the option agreement. If qualified, the recipient may purchase the Company's common stock at the exercise price for a period of five years beginning five years after the date of the grant ("the confirmation date"). Unexercised options terminate not later than ten years after the date of the grant ("the expiration date"). In conjunction with meeting specified premium growth levels over the term of the options, the Company provided "put rights" to the holders of the options granted in 1999. These put rights permit the option holders to require the Company to purchase the options at the difference between $40.00 less the exercise price, at any time from and after the confirmation date through and including the expiration date. Expenses related to these options, determined in accordance with the fair value accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", amounted to $2,862 in 2001, $1,307 in 2000 and $1,909 in 1999.

                           THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001, 2000 and 1999
                       (Thousands of Dollars Except for Per Share Data)

NOTE L - Stockholder's Equity   (continued)

     The following is a summary of the changes in options outstanding under the American Commerce Agents' Plan:

                                                               Weighted
                                                                Average
                                                               Exercise
                                                      Shares    Price
      Options outstanding at January 1, 1999....         -     $    -
         Granted................................    1,872,380     36.32
      Options outstanding at December 31, 1999..    1,872,380     36.32
         Granted................................         -          -
      Options outstanding at December 31, 2000..    1,872,380     36.32
         Granted................................      250,000     41.97
      Options outstanding at December 31, 2001..    2,122,380  $  36.99

     No options were exercisable at December 31, 2001, 2000 and 1999.

     The fair value of each option granted under the American Commerce Agents' Plan was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

                                                                    December 31,
                                                                 2001         2000
        Dividend yield....................................       3.16%        4.47%
        Volatility........................................      28.30%       27.10%
        Risk-free interest rate...........................       4.04%        5.10%
        Expected option life in years.....................          7            7

     The estimated weighted average fair value per share of the options under the American Commerce Agents' Plan was $5.63, $4.48 and $5.28 at December 31, 2001, 2000 and 1999, respectively.

NOTE M - Net Capital Requirements

     The insurance companies included in the consolidated financial statements are subject to the financial capacity guidelines established by their respective state Divisions of Insurance. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders may, within certain limitations, pay such dividends and then file a report with the Commissioner. Dividends in excess of these limitations are called extraordinary dividends. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 2001, 2000 and 1999. California and Ohio have similar regulations. No extraordinary dividend was paid by American Commerce in 2001, 2000 and 1999 and no dividends were paid by Commerce West since its acquisition.

     To the extent Commerce and Citation are restricted from paying dividends to CHI, CHI will be limited in its ability to pay dividends to the Company. On this basis, the Company's ability to pay dividends to its stockholders is limited. During 2001, Commerce and Citation paid $55,200 and $10,868 in dividends, respectively to CHI; CHI then paid $65,835 to the Company in March 2001. During 2000, Commerce and Citation paid $41,000 and $10,780 in dividends, respectively, to CHI; CHI then paid $51,660 to the Company in March 2000. Commerce West did not pay dividends on their common stock in 2001 and 2000. American Commerce paid ACIC Holding Co., Inc. a dividend of $9,281 in 2001, no dividend was paid in 2000. ACIC Holding Co., Inc. paid Commerce dividends of $9,582 and $9,178 in 2001 and 2000, respectively, on its outstanding preferred stock.

                           THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001, 2000 and 1999
                         (Thousands of Dollars Except for Per Share Data)

NOTE M - Net Capital Requirements   (continued)

     The Board of Directors of the Company voted to declare four quarterly dividends to stockholders of record totaling $1.19 per share and $1.15 per share in 2001 and 2000, respectively. On May 19, 2001, the Board voted to increase the quarterly stockholder dividend from $0.29 to $0.30 per share to stockholders of record as of June 4, 2001. Prior to that declaration, the Company paid quarterly dividends of $0.29 per share dating back to May 21, 2000 when the Board voted to increase the dividend from $0.28 to $0.29 per share.


NOTE N - Statutory Balances

     Following is a GAAP to Statutory reconciliation for both earnings and policyholders surplus for the combined operations of Commerce, Citation, Commerce West and American Commerce:

                                           2001               2000                1999

                                   Earnings  Equity     Earnings   Equity   Earnings   Equity
GAAP.............................  $ 95,758  $787,172   $136,425  $756,922  $ 85,242  $635,787
Deferred income taxes (benefits).    (5,540)   34,518      6,077    (9,227)     (944)  (40,634)
Deferred acquisition costs.......    (5,252) (116,557)   (12,805) (111,305)   (3,373)  (98,499)
Bonds-book versus market.........      -      (11,578)      -       (5,726)     -       11,400
Preferred stock-market versus
 book............................      -          467       -        1,506      -         (528)
Deferred income..................      (692)    6,802        231     7,493       518     7,380
Deferred service fee income
  (expense)......................     1,067     2,765        412     1,698      (804)    2,611
Deferred reinsurance
 commissions.....................     1,560    14,834      1,896    13,276      (201)   10,054
Statutory reserve over statement
 reserves........................      -         (115)      -       (1,042)     -       (3,053)
Goodwill in subsidiary...........      (290)    1,065       (290)    1,355      (291)    1,645
Pension and post-retirement
 benefit.........................        55     1,929     (2,072)    1,875      -        3,408
Yield to worst amortization......      (201)   (3,803)      -         -         -         -
Non-admitted assets..............      -       (8,682)      -       (4,308)     -         -
Adjustment for non-insurance
 company subsidiary..............     6,014     6,840      6,021     8,324     8,651    11,727
Equity in earnings (losses) of
 preferred stock mutual funds
 reflected in GAAP earnings......    (4,583)     -       (26,575)     -         -         -
Equity in earnings (losses) of
 venture capital funds reflected
 in GAAP earnings................     9,548      -          -         -         -         -
Equity in earnings (losses) of
 Liquidation Special Trust
 reflected in GAAP earnings......    (2,561)     -          -         -         -         -
GAAP restatement of preferred
 stock mutual funds..............      -         -          -         -       13,913   (21,371)
Other............................       135       275       (578)      121       329      (953)
     Total adjustments...........      (740)  (71,240)   (27,683)  (95,960)   17,798  (116,813)
Statutory........................  $ 95,018  $715,932   $108,742  $660,962  $103,040  $518,974

                          THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001, 2000 and 1999
                                      (Thousands of Dollars)


NOTE O - Segment Information (continued)

     The Company has four reportable segments: (1) property and casualty insurance - Massachusetts; (2) property and casualty insurance - other than Massachusetts; (3) real estate and commercial lending; and, (4) corporate and other. The Company's property and casualty insurance operations are written through Commerce, Citation, Commerce West, and American Commerce and are marketed to affinity groups, individuals, families and businesses through the Company's relationships with professional independent insurance agencies. The Company's real estate and commercial lending operations are a result of insurance companies having the authority to invest in mortgages. The Company's wholly-owned subsidiary, Bay Finance Company, Inc., originates and services residential and commercial mortgages in Massachusetts and Connecticut. The corporate and other segment represents the remainder of the Company's activities, including those of the parent company.

     The Company evaluates performance and allocates resources based primarily on the property and casualty insurance segments, which represents 99.2% of the Company's total revenue for the past three years. The accounting policies of the reportable segments are the same as those described in NOTE A - Summary of Significant Accounting Policies.

     Selected information by industry segment for 2001, 2000 and 1999 is summarized as follows:

                                                            Earnings (Losses)
                                                                 Before       Identifiable
                                               Revenue        Income Taxes       Assets
2001
  Property and casualty insurance
   Massachusetts..........................    $1,011,318        $120,855       $1,848,333
   Other than Massachusetts...............       135,483          (6,730)         245,397
  Real estate and commercial lending......         3,640           3,640           40,466
  Corporate and other.....................         3,397          (2,340)           5,886
      Consolidated........................    $1,153,838        $115,425       $2,140,082

2000
  Property and casualty insurance
   Massachusetts..........................    $  969,624        $164,237       $1,780,724
   Other than Massachusetts...............       121,028           7,115          236,240
  Real estate and commercial lending......         5,407           5,407           52,327
  Corporate and other.....................         3,421          (6,693)           6,323
      Consolidated........................    $1,099,480        $170,066       $2,075,614

1999
  Property and casualty insurance
   Massachusetts..........................    $  844,052        $ 97,304       $1,562,975
   Other than Massachusetts...............       110,179           3,998          224,017
  Real estate and commercial lending......         5,429           5,429           78,755
  Corporate and other.....................         3,374          (2,447)          12,272
      Consolidated........................    $  963,034        $104,284       $1,878,019

NOTE P - Supplement to Consolidated Statements of Cash Flows

     During the years ended December 31, 2001 and 2000, the Company did not acquire any property through foreclosure of mortgages.

                          THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001, 2000 and 1999
                        (Thousands of Dollars Except for Per Share Data)

NOTE Q - Insolvency Fund Assessments

     As provided in the statutes, insurance companies which write business in Massachusetts are assessed for losses attributable to the insolvency of other insurance companies by the Massachusetts Insurers Insolvency Fund ("M.I.I.F."). From M.I.I.F.'s inception, on August 2, 1972 through December 31, 2001, the M.I.I.F. has approved assessments totaling $188,071, of which the Company's share was approximately $15,686. It is anticipated that there will be additional assessments from time to time relating to various insolvencies. By statute, no insurer may be assessed in any year an amount greater than two percent of that insurer's direct written premiums for the calendar year preceding the assessment. Although the timing and amounts of any such assessments are not known, based on existing knowledge, management is of the opinion that such assessments will not have a material effect on the consolidated financial position of the Company. According to statute, the assessed insurance companies have the right to recoup amounts paid to the M.I.I.F., over a reasonable length of time, through premium rates approved by the Commissioner. M.I.I.F. assessed the Company $3,111 during 2001 and $5,306 for the year ended December 31, 2000 after having no activity for the year ended December 31, 1999. The assessment for 2001 was the result of two insolvencies, The Trust Insurance Company and Reliance Insurance Company, which accounted for assessment amounts of $1,244 and $1,867, respectively. The assessment for 2000 was primarily the result of two insolvencies, The Trust Insurance Company and New England Fidelity Insurance Company, which accounted for assessment amounts of $4,939 and $1,205, respectively, offset by refunds for prior year assessments on numerous insurers' insolvencies.

NOTE R - Commitments

     In 2000, Commerce entered into a Limited Partnership Agreement with Conning Partners VI, L.P., a Delaware Limited Partnership. This partnership agreement required a commitment by the Company to invest up to $50,000 into the partnership. To date the Company has invested $15,091 into the partnership leaving a balance for funds still committed but not paid into the partnership of $34,909. The partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity, equity-related and other securities issued in expansion financing, start-ups, buy-outs and recapitalization transactions relating to companies in the areas of insurance, financial services, e-commerce, healthcare, and related businesses, including, without limitation, service and technology enterprises supporting such businesses, in order to realize long-term capital returns, all as determined and managed by the General Partner for the benefit of the Partners.

     Also in 2000, Commerce entered into a Limited Partnership Agreement with Distribution Partners Investment Capital, L.P. a Delaware Limited Partnership. This partnership agreement required a commitment by the Company to invest up to $3,500 into the partnership. To date the Company has invested $2,258 into the partnership leaving a balance of $1,242 for funds still committed. The partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity and equity-related securities of companies operating in the area of insurance distribution and distribution related activities, all as determined and managed by the General Partner for the benefit of the Partners.

NOTE S - Legal Proceedings

     As is common with property and casualty insurance companies, the Company is a defendant in various legal actions arising from the normal course of its business, including claims based on Chapter 176D and Chapter 93A. These proceedings are considered to be ordinary to operations or without foundation in fact. Management is of the opinion that these actions will not have a material adverse effect on the consolidated financial position of the Company. In addition to the normal course of business legal actions noted above, the Company is named as defendant in a purported class action lawsuit alleging damages as a result of the alleged diminution of value to vehicles that are involved in accidents. The "diminution of value" theory asserts that the market value of any vehicle involved in an accident inevitably and irreparably declines as a result of such accident, even if all physical damage appears to be repaired completely. This case, entitled "Elena Given, individually and as a representative of all persons similarly situated v. The Commerce Insurance Company", filed in 2001, in the Bristol Superior Court in Massachusetts. The plaintiff has not sought certification of class

                          THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001, 2000 and 1999
                        (Thousands of Dollars Except for Per Share Data)


NOTE S - Legal Proceedings (continued)

action status. The Company is vigorously contesting this suit, but is currently unable to estimate the potential exposure. The Company and its outside legal counsel are of the opinion that the Company will prevail in this case. Another Superior Court judge in Massachusetts ruled, in a similar case brought by the same plaintiff counsel against another insurer, that claims for diminution of value are not covered by the Massachusetts automobile insurance policy. Other insurance companies face similar suits in cases outside of Massachusetts.


NOTE T - Quarterly Results of Operations (Unaudited)

     An unaudited summary of the Company's 2001 and 2000 quarterly performance is as follows:

2001                                              First     Second      Third     Fourth
                                                 Quarter    Quarter    Quarter    Quarter
Total revenues................................. $273,428   $289,316   $294,642   $296,452
Net earnings...................................   14,622     28,200     22,139     28,133
Comprehensive income...........................    9,019     39,508     19,823     25,305
Operating earnings (1).........................   20,480     26,580     23,420     28,400
Net earnings per common share
  Basic........................................     0.43       0.84       0.66       0.85
  Diluted......................................     0.43       0.83       0.65       0.84
Operating earnings per share (1)
  Basic........................................     0.60       0.79       0.70       0.85
  Diluted......................................     0.60       0.78       0.69       0.85
Cash dividends paid per share..................     0.29       0.30       0.30       0.30


2000                                              First     Second      Third     Fourth
                                                 Quarter(2) Quarter(2) Quarter(2) Quarter(2)
Total revenues................................. $261,898   $251,274   $295,780   $290,528
Net earnings...................................   25,964     14,646     35,974     55,496
Comprehensive income...........................   29,681     19,028     44,921     74,940
Operating earnings (1).........................   20,554     20,415     17,469     51,193
Net earnings per common share
  Basic........................................     0.76       0.43       1.05       1.63
  Diluted......................................     0.76       0.43       1.05       1.63
Operating earnings per share (1)
  Basic........................................     0.60       0.60       0.51       1.50
  Diluted......................................     0.60       0.60       0.51       1.50
Cash dividends paid per share..................     0.28       0.29       0.29       0.29

 (1) The above figures are presented to provide information to the reader due to the amount of, and fluctuations in, net realized gains and losses.  The amounts noted, which exclude the after-tax impact of net realized investment gains (losses), are important measures of corporate performance.  Operating earnings per share, basic and diluted, are calculated identically to net earnings per common, basic and diluted, (see NOTE A15), with the exception that the number divided by the weighted shares would be operating earnings.

 (2) During 2001 certain amounts were restated due to the change in accounting for closed-end preferred stock mutual funds to the equity method.

                   SELECTED CONSOLIDATED FINANCIAL DATA

     The data below should be read in conjunction with the consolidated financial statements, related footnotes, and other financial information included herein. The financial statements for the five years ended December 31, 2001 have been audited by Ernst & Young LLP. All dollar amounts set forth in the following tables are in thousands, except per share data:

                                                    Years ended December 31,
                                       2001         2000        1999        1998        1997
Statement of Earnings Data:
  Net premiums written..........   $1,078,967   $1,008,911  $  911,993  $  745,048 $  741,501
  (Increase) decrease in
   unearned premiums............      (35,315)     (54,428)    (40,163)        572    (11,004)
  Earned premiums...............    1,043,652      954,483     871,830     745,620    730,497
  Net investment income.........       99,611       96,830      89,789      86,501     80,971
  Premium finance and service
   fees.........................       17,819       15,227      14,774      13,440      7,074
  Amortization of excess of
   book value of subsidiary
   interest over cost...........        3,389        3,390       3,019        -          -
  Net realized investment gains
  (losses)......................      (10,633)      29,550     (16,378)      7,150     29,963
       Total revenues...........    1,153,838    1,099,480     963,034     852,711    848,505

  Losses and loss adjustment
   expenses.....................      777,543      686,157     625,090     531,429    526,127
  Policy acquisition costs......      260,870      243,257     233,660     196,434    187,491
       Total expenses...........    1,038,413      929,414     858,750     727,863    713,618

  Earnings before income taxes
   and minority interest........      115,425      170,066     104,284     124,848    134,887

  Income taxes..................       23,194       38,306      16,667      26,583     33,483
  Net earnings before minority
   interest.....................       92,231      131,760      87,617      98,265    101,404
  Minority interest in net loss
    of subsidiary...............          863          320       1,059         -          -

       Net earnings.............   $   93,094   $  132,080  $   88,676  $   98,265 $  101,404

       Comprehensive income.....   $   93,655   $  168,570  $   40,730  $   96,594 $  103,460

Earnings Per Share Data:
       Basic....................   $     2.77   $     3.87  $     2.54  $     2.73 $     2.81
       Diluted..................   $     2.75   $     3.87  $     2.54  $     2.73 $     2.81

       Cash dividends paid per
        share...................   $     1.19   $     1.15  $     1.11  $     1.07 $     1.03

Weighted average number of
 shares outstanding:
  Basic.........................   33,608,804   34,121,047  34,940,074  36,042,652 36,044,679
  Diluted.......................   33,794,938   34,121,047  34,940,074  36,042,652 36,044,679

                                                             December 31,
                                       2001         2000        1999        1998        1997
Balance Sheet Data:
  Total investments.............   $1,498,201   $1,472,562  $1,295,995  $1,262,500  $1,246,504
  Premiums receivable...........      246,221      230,580     195,160     162,878     169,469
  Total assets..................    2,140,082    2,075,614   1,878,019   1,747,583   1,739,562
  Unpaid losses and loss
   adjustment expenses..........      681,624      674,140     659,841     583,996     630,473
  Unearned premiums.............      563,456      519,885     457,095     391,424     379,599
  Stockholders' equity..........      812,274      781,881     668,005     710,852     652,824
  Stockholders' equity
   per share ...................        24.52        23.16       19.44       19.72       18.11

                   MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
                                  ON INSURANCE OPERATIONS
                                    (Thousands of Dollars)


     The following tables depict the progress of the insurance operations of the Company over the past fifteen years. For these years of operation, net premiums written amounted to $8,358,235. During this period, the aggregate statutory financial ratios were 68.6% for losses and loss expenses and 26.1% for underwriting expenses resulting in an aggregate combined ratio of 94.7%. Total net investment income amounted to $876,134 or 10.5% of net premiums written. Net realized gains were $93,201. Stockholders' equity was $31,461 at the beginning of 1987 and $787,172, at the end of 2001, resulting in an average annual increase in excess of 23.9%, excluding dividends. This figure including dividends paid would have been 26.1%. The progress of the insurance operations during the most recent five year period, compared to the two previous five year periods, can best be illustrated by the following comparison:

                                                                  5-Year Period

                                                        1997-01        1992-96    1987-91
Direct premiums written..........................    $4,737,712     $3,110,296   $1,710,049

Net premiums written.............................     4,486,420      2,976,451      895,364

Net investment income............................       465,687        303,657      106,790

Net realized gains...............................        28,969         50,290       13,942

Stockholders' equity at end of period............       787,172        550,087      177,225

Statutory Financial Ratios (Unaudited)
  Losses and loss expenses to premiums earned....          70.2%          66.5%        66.8%

  Underwriting expenses to net premiums written..          25.2           27.4         26.6
      Combined ratio.............................          95.4%          93.9%        93.4%

Increase in Stockholders' Equity.................          43.1%         210.4%       463.3%


     The insurance operations of the Company include the operating results of Commerce and Citation, along with Commerce's subsidiary companies, Commerce West and American Commerce. Citation commenced business in 1981 as a wholly-owned subsidiary of Commerce. On December 31, 1989, the ownership of Citation was transferred to The Commerce Group, Inc. In September 1993, ownership of both Commerce and Citation was transferred from The Commerce Group, Inc. to CHI, a subsidiary of The Commerce Group, Inc. Results of Commerce West are included since its acquisition by Commerce on August 31, 1995. Results of American Commerce are included since its acquisition by Commerce on January 29, 1999. The combined balance sheets of these insurance subsidiaries appear on pages 71 and 72. The combined statements of earnings of insurance operations appear on pages 73 and 74. During 2001 certain amounts for years 1996 through 2000 were restated due to the change in accounting for closed-end preferred stock mutual funds to the equity method, reflected as realized gains or losses.

                      MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
                                ON INSURANCE OPERATIONS (continued)

                             THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                         COMBINED BALANCE SHEETS OF INSURANCE SUBSIDIARIES
                                           December 31,
                                      (Thousands of Dollars)

                                         2001        2000        1999        1998        1997




                                                  ASSETS
Cash and short-term investments..... $  148,418  $   70,392  $   22,410  $   75,655  $  238,685
Bonds, at market (at amortized cost
 prior to 1993).....................    626,482     669,935     647,338     619,267     590,597
Preferred stocks, at market (at
 amortized cost prior to 1993)......    248,101     200,083     211,049     197,425     148,499
Common stocks, at market............    107,458     115,827      77,348     111,482      58,652
Preferred stock mutual funds........    309,282     337,733     251,135     177,079     123,246
Mortgage loans on real estate.......     26,237      35,340      42,479      46,573      57,425
Other investments...................     18,743      26,802      14,139       7,825       3,783
Premium balances receivable.........    246,095     230,450     195,047     162,704     169,311
Investment income receivable........     15,460      18,118      14,531      13,544      12,103
Residual market receivable..........    125,832     127,241     141,660     140,220     161,799
Reinsurance receivable..............     70,450      61,554      48,365      36,687      18,170
Deferred acquisition costs..........    116,557     111,305      98,500      88,759      85,264
Current income taxes................       -           -           -          2,773        -
Deferred income taxes...............     15,797      10,901      37,612        -           -
Non-compete agreement...............      2,479       2,829       3,179        -           -
Real estate, furniture and equipment     38,764      33,498      27,321      27,885      29,060

        Total assets................ $2,116,155  $2,052,008  $1,832,113  $1,707,878  $1,696,594
                                                 LIABILITIES
Unpaid losses and loss expenses..... $  675,978  $  669,837  $  659,319  $  579,174  $  618,094
Unearned premiums...................    563,456     519,885     457,095     391,424     379,599
Excess of book value of subsidiary
 interest over cost.................      5,719       8,431      10,758        -           -
Notes payable.......................       -           -           -           -           -
Deferred income.....................      7,015       7,703       7,464       6,948       7,271
Accounts payable, accrued and other
 liabilities........................     72,998      72,333      48,505      70,558      60,332
Current income taxes................      3,817      15,829      11,821        -          9,635
Deferred income taxes...............        -          -           -          4,955       9,218
        Total liabilities...........  1,328,983   1,294,018   1,194,962   1,053,059   1,084,149

Minority interest...................       -          1,068       1,364        -           -
                                             STOCKHOLDERS' EQUITY
Capital stock.......................      3,600       3,600       3,600       3,620       3,600
Paid-in capital.....................     45,050      45,050      45,050      45,050      45,050
Retained earnings
  Balance, January 1................    708,272     587,137     606,149     563,795     501,437
  Net earnings......................     95,758     136,425      85,242      95,661     106,718
  Other comprehensive income (loss).        560      36,490     (47,948)     (1,669)      2,055
  Dividends paid....................    (66,068)    (51,780)    (56,306)    (51,638)    (46,415)
Balance, December 31................    738,522     708,272     587,137     606,149     563,795
        Total stockholders' equity..    787,172     756,922     635,787     654,819     612,445
Total liabilities and
          stockholders' equity...... $2,116,155  $2,052,008  $1,832,113  $1,707,878  $1,696,594

                    MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
                                  ON INSURANCE OPERATIONS (continued)

                               THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                          COMBINED BALANCE SHEETS OF INSURANCE SUBSIDIARIES
                                             December 31,
                                        (Thousands of Dollars)

     1996       1995       1994       1993       1992     1991     1990     1989     1988     1987




                                                   ASSETS
$  140,102 $   52,308 $    4,560 $   12,615 $   25,809 $ 11,190 $ 38,654 $ 84,308 $ 60,885 $ 21,051

   716,702    815,277    745,010    649,491    505,565  329,935  242,735  153,621  133,867  116,220

   147,680    111,220     85,574     80,059      2,261      869    1,010    1,324    1,606    2,295
    63,156     40,359      9,656     47,462     43,545   30,055    4,869    2,900    1,921    1,438
    22,727       -          -          -          -        -        -        -        -        -
    45,398     31,404     35,715     42,042     60,697   66,122   56,124   52,244   42,882   15,931
       127       -          -          -        67,876   55,510   57,733   56,713   33,727   19,329
   157,673    126,090    101,529     94,333       -        -        -        -        -        -
    12,655     14,440     13,285     10,205      9,710    6,063    4,235    3,093    2,889    2,370
   182,213    187,124    198,818    203,312    253,426  254,196  266,440  246,951  184,177  123,725
    19,659     21,897     16,892     12,868        365     -        -        -        -        -
    82,968     67,160     59,066     53,647     55,442   33,981   27,273   22,702   15,699   10,898
      -          -          -          -          -        -        -         341      266     -
      -         2,100     38,180       -          -         883    1,666     -        -        -
      -          -          -          -          -        -        -        -        -        -
    26,011     24,642     25,246     22,371     23,183   24,163   25,046   23,118    9,684    8,356

$1,617,071 $1,494,021 $1,333,531 $1,228,405 $1,047,879 $812,967 $725,785 $647,315 $487,603 $321,613
                                                  LIABILITIES
$  644,854 $  605,791 $  576,373 $  550,797 $  474,800 $416,551 $379,752 $323,020 $256,628 $160,539
   367,991    330,454    314,719    283,526    264,567  192,785  175,334  174,345  118,079   84,876

      -          -          -          -          -        -        -        -        -        -
      -          -          -          -          -        -       1,662    1,837    2,013    2,204
     7,974      8,954     10,451      7,351      8,384   12,918   20,264   23,689   23,307   11,058

    41,368     34,351     43,433     16,564     20,863    7,677   21,065   27,513   19,350   14,532
     2,726      1,596     10,254      4,867      9,249    5,811    3,542     -        -         470
     2,071       -          -        13,669      4,400     -        -       1,623    1,021    1,853
 1,066,984    981,146    955,230    876,774    782,263  635,742  601,619  552,027  420,398  275,532

      -          -          -          -          -        -        -        -        -        -
                                              STOCKHOLDERS' EQUITY
     3,600      3,450      3,450      3,450      3,450    3,450    3,450    3,450    2,350    2,350
    45,050     23,700     23,700      8,700      8,700    8,700    8,700    8,700    6,500    6,500

   485,725    351,151    339,481    253,466    165,075  112,016   83,138   62,877   37,231   22,611
    74,543    110,450    113,892     79,837     91,980   55,214   32,414   21,966   21,837   15,614
     6,399     58,919    (77,622)    21,928      9,811    2,545      (86)     645      321      (54)
   (65,230)   (34,795)   (24,600)   (15,750)   (13,400)  (4,700)  (3,450)  (2,350)  (1,034)    (940)
   501,437    485,725    351,151    339,481    253,466  165,075  112,016   83,138   58,355   37,231
   550,087    512,875    378,301    351,631    265,616  177,225  124,166   95,288   67,205   46,081

$1,617,071 $1,494,021 $1,333,531 $1,228,405 $1,047,879 $812,967 $725,785 $647,315 $487,603 $321,613

                    MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
                              ON INSURANCE OPERATIONS (continued)

                           THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                    COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS
                                   Years Ended December 31,
                                    (Thousands of Dollars)

                                                2001       2000       1999      1998      1997
Underwriting
  Direct premiums written...................$1,152,407  $1,071,649  $948,149  $796,858  $768,649

  Net premiums written......................$1,078,967  $1,008,911  $911,993  $745,048  $741,501
  Increase (decrease) in unearned
   premiums.................................    35,315      54,428    40,163      (572)   11,004
      Earned premiums....................... 1,043,652     954,483   871,830   745,620   730,497

Expenses
  Losses and loss expenses..................   776,709     682,805   628,087   533,523   521,775
  Underwriting expenses.....................   263,766     251,697   238,458   200,525   185,146
  (Increase) decrease in deferred
   acquisition costs........................    (5,252)    (12,805)   (3,374)   (3,495)   (2,296)
      Total expenses........................ 1,035,223     921,697   863,171   730,553   704,625
Underwriting income (loss)..................     8,429      32,786     8,659    15,067    25,872
Net investment income.......................   100,384      96,739    90,028    89,356    89,180
Premium finance fees........................    17,814      15,221    14,768    13,426     7,056
Amortization of excess of book value
 of subsidiary interest over cost...........     3,389       3,390     3,019      -         -
Net realized investment gains (losses)......   (10,738)     29,380   (16,325)    4,334    22,318
      Earnings before Federal income taxes,
      withdrawing companies' settlements
      and minority interest.................   119,278     177,516   100,149   122,183   144,426

Other income
  Withdrawing companies' settlements........      -           -         -         -         -
Earnings before Federal income taxes
 and minority interest......................   119,278     177,516   100,149   122,183   144,426
Federal income taxes........................    24,383      41,411    15,966    26,522    37,708
Earnings before cumulative effect of
 change in accounting principle and
 minority interest..........................    94,895     136,105    84,183    95,661   106,718
Cumulative effect on prior years (to
 December 31, 1986) of changing to
 different method of accounting for
 income taxes...............................      -           -         -         -         -
Minority interest in net loss of subsidiary.       863         320     1,059      -         -
      NET EARNINGS..........................$   95,758  $  136,425  $ 85,242  $ 95,661  $106,718

Statutory Financial Ratios (Unaudited)
  Losses and loss expenses to
   premiums earned..........................      74.7%       71.7%     72.0%     71.6%     71.4%
  Underwriting expenses to net
   premiums written.........................      24.4        25.1      26.5      26.5      25.1
      Combined ratio........................      99.1%       96.8%     98.5%     98.1%     96.5%
      Underwriting profit (loss)............       0.9%        3.2%      1.5%      1.9%      3.5%

                    MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
                             ON INSURANCE OPERATIONS (continued)

                           THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                   COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS
                                   Years Ended December 31,
                                    (Thousands of Dollars)

   1996      1995        1994      1993      1992      1991      1990      1989     1988      1987

$731,823  $626,666   $ 625,023  $601,289  $525,495  $429,780  $401,077  $366,492  $304,469  $206,231

$711,570  $603,421   $ 589,197  $563,416  $508,847  $310,999  $219,936  $140,313  $124,923  $ 99,193

  42,854    10,831      17,144    14,856    98,353    30,193    34,692    12,655     9,678    13,428
 668,716   592,590     572,053   548,560   410,494   280,806   185,244   127,658   115,245    85,765


 474,173   367,258     369,764   373,243   271,848   173,901   125,219    88,564    80,203    65,299
 194,873   171,892     162,446   147,290   138,669    85,655    55,551    44,181    33,115    25,882

 (15,809)   (5,723)     (5,420)    1,796   (21,462)   (6,708)   (4,571)   (7,003)   (4,801)   (3,769)
 653,237   533,427     526,790   522,329   389,055   252,848   176,199   125,742   108,517    87,412
  15,479    59,163      45,263    26,231    21,439    27,958     9,045     1,916     6,728    (1,647)
  76,978    71,007      63,119    52,868    39,685    32,661    25,978    21,256    15,999    10,896
   9,666    19,246      18,315    16,486    13,734    11,165    10,074     8,095     4,592     3,021

    -         -           -         -         -         -         -         -         -         -
  (7,863)      720      32,025    13,040    12,368     7,529        74       618     2,298     3,423


  94,260   150,136     158,722   108,625    87,226    79,313    45,171    31,885    29,617    15,693


    -         -           -         -       43,168      -         -         -         -         -

  94,260   150,136     158,722   108,625   130,394    79,313    45,171    31,885    29,617    15,693
  19,717    39,686      44,830    28,788    38,414    24,099    12,757     9,919     7,780     2,987


  74,543   110,450     113,892    79,837    91,980    55,214    32,414    21,966    21,837    12,706



    -         -           -         -         -         -         -         -         -        2,908
    -         -           -         -         -         -         -         -         -         -
$ 74,543  $110,450   $ 113,892  $ 79,837  $ 91,980  $ 55,214  $ 32,414  $ 21,966  $ 21,837  $ 15,614



    70.9%    62.0%       64.6%     68.0%      66.2%     61.9%     65.7%     68.0%     69.5%     79.4%

    27.1     29.0        27.1      25.7       28.1      30.0      26.7      26.3      22.0      22.5
    98.0%    91.0%       91.7%     93.7%      94.3%     91.9%     92.4%     94.3%     91.5%    101.9%
     2.0%     9.0%        8.3%      6.3%       5.7%      8.1%      7.6%      5.7%      8.5%     (1.9%)

                               ORGANIZATIONAL CHART


                               --------------------------
                               |The Commerce Group, Inc.|
                               |A Massachusetts Corp.   |
                               --------------------------
                                           |
                                           |
            -------------------------------------------------------------------
            |                              |                                  |
            |                              |                                  |
---------------------------     --------------------------     ------------------------------
|Bay Finance Company, Inc.|     |Commerce Holdings, Inc. |     |Clark-Prout Insurance Agency|
|A Massachusetts Corp.    |     |A Massachusetts Corp.   |     |A Massachusetts Corp.       |
|A wholly-owned subsidiary|     |A wholly-owned insurance|     |A wholly-owned subsidiary   |
---------------------------     |holding company         |     ------------------------------
                                --------------------------
                                         |
                                         |
                   ---------------------------------------------------
                   |                                                 |
                   |                                                 |
    --------------------------------               ----------------------------
    |The Commerce Insurance Company|               |Citation Insurance Company|
    |A Massachusetts Corp.         |               |A Massachusetts Corp.     |
    |A wholly-owned subsidiary     |               |A wholly-owned subsidiary |
    --------------------------------               ----------------------------
                   |
                   |
            ------------------------------------------
            |                                        |
  --------------------------       ---------------------------------
  |ACIC Holding, Inc.      |       |Commerce West Insurance Company|
  |A Rhode Island Corp.    |       |A California Corp.             |
  |An 80% owned holding co.|       |A wholly-owned subsidiary      |
  --------------------------       ---------------------------------
                   |
                   |
     -------------------------------------
     |American Commerce Insurance Company|
     |An Ohio Corp.                      |
     |A wholly-owned subsidiary          |
     -------------------------------------


                                   THE COMMERCE GROUP, INC.

                                          DIRECTORS
Herman F. Becker......................... President and owner, Sterling Realty and Huguenot
                                          Development Corporation

Joseph A. Borski, Jr..................... Self-employed Certified Public Accountant

Eric G. Butler........................... Retired Vice President and General Claims Manager
                                          of Commerce and Citation

Henry J. Camosse......................... Retired President, Henry Camosse & Sons Co., Inc.,
                                          a building and masonry supplies company

Gerald Fels.............................. Executive Vice President and Chief Financial
                                          Officer of the Company; President and Chief
                                          Operating Officer of Commerce and Citation

David R. Grenon.......................... Retired CEO, President and Chairman Emeritus of
                                          The Protector Group Insurance Agency, Inc.;
                                          President E-C Realty Corporation

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

Regan P. Remillard....................... Senior Vice President of the Company; President
                                          and Secretary of Commerce West Insurance Company;
                                          President of ACIC Holding Co., Inc.; President,
                                          Vice Chairman of the Board and Chief Executive
                                          Officer of American Commerce Insurance Company

Gurbachan Singh.......................... Retired physician who specialized in general surgery

John W. Spillane......................... Clerk of the Company and practicing attorney



                               DIRECTORS OF
                               COMMERCE HOLDINGS, INC.
                                  The Commerce Insurance Company
                                    Commerce West Insurance Company
                                  Citation Insurance Company



Arthur J. Remillard, Jr...........     President and Chairman of the Board of Commerce
                                       Holdings, Inc.; Chief Executive Officer and Chairman
                                       of the Board of The Commerce Insurance Company, Inc.;
                                       Chairman of the Board Commerce West Insurance Company

Gerald Fels.......................     President, Chief Operating Officer and Chief
                                       Financial Officer of The Commerce Insurance Company
                                       and Citation Insurance Company; Treasurer, Commerce
                                       Holdings, Inc.; Investment Officer of Commerce West
                                       Insurance Company

Arthur J. Remillard, III (1)......     Senior Vice President and Clerk

Regan P. Remillard................     Senior Vice President; President and Secretary of
                                       Commerce West Insurance Company

James A. Ermilio (1)..............     Senior Vice President and General Counsel

David R. Grenon (1)...............     Retired CEO, President and Chairman Emeritus of
                                       The Protector Group Insurance Agency, Inc.;
                                       President E-C Realty Corporation

John M. Nelson (1)................     Chairman of Commonwealth National Bank

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

Mark A. Shaw (1)..................     Treasurer of ACIC Holding Co., Inc.; President, Chief
                                       Executive Officer and Director of AAA Southern New
                                       England




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

Regan P. Remillard................     President of ACIC Holding Co., Inc.; President, Vice
                                       Chairman of the Board and Chief Executive Officer of
                                       American Commerce Insurance Company; Senior Vice
                                       President of The Commerce Group, Inc.; President and
                                       Secretary of Commerce West Insurance Company

Mark A. Shaw......................     Treasurer of ACIC Holding Co., Inc.; President,
                                       Chief Executive Officer and Director of AAA Southern
                                       New England

Gerald Fels.......................     Executive Vice President and Chief Financial Officer
                                       of The Commerce Group, Inc.

Patrick W. Doherty (2)............     President and Chief Executive Officer of AAA Oklahoma

Terry R. Farias (2)...............     President and Chief Executive Officer of AAA Hoosier
                                       Motor Club

Richard S. Hamilton (2)...........     President of AAA West Pennsylvania/West
                                       Virginia/South Central Ohio

Charles B. Liekweg (2)............     President and Chief Executive Officer of AAA
                                       Washington

D. James McDowell (2).............     President and Chief Executive Officer of AAA Arizona

Peter C. Ohlheiser (2)............     President of Ohio Motorists Association

Otto T. Wright (2)................     President and Chief Executive Officer of East
                                       Tennessee Automobile Club, Inc.




 (1) Incorporated in November, 1998.  80% owned by The Commerce Insurance Company and 20%
     owned by AAA Southern New England.
 (2) American Commerce Insurance Company only, which was acquired in January 1999.


                               DIRECTORS OF
                               BAY FINANCE COMPANY, INC.

Arthur J. Remillard, Jr..............   President and Chairman of the Board

Gerald Fels..........................   Executive Vice President and Chief Financial Officer

John W. Spillane.....................   Clerk and Practicing Attorney

Arthur J. Remillard, III.............   Senior Vice President and Assistant Clerk

Regan P. Remillard...................   Senior Vice President






                               DIRECTORS OF
                               CLARK-PROUT INSURANCE AGENCY, INC.

Arthur J. Remillard, Jr..............   President and Chairman of the Board

Gerald Fels..........................   Executive Vice President and Chief Financial Officer

John W. Spillane.....................   Clerk and Practicing Attorney

Arthur J. Remillard, III.............   Senior Vice President and Assistant Clerk

Elizabeth M. Edwards.................   Vice President

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

                           OFFICERS OF THE COMMERCE GROUP, INC.
President, Chief Executive Officer and Chairman of the Board.....     Arthur J. Remillard, Jr.
Executive Vice President and Chief Financial Officer.............     Gerald Fels
Senior Vice President and Assistant Clerk........................     Arthur J. Remillard, III
Senior Vice President............................................     Regan P. Remillard
Senior Vice President and General Counsel........................     James A. Ermilio
Vice President...................................................     Joseph J. Staffieri
Clerk............................................................     John W. Spillane
Treasurer and Chief Accounting Officer...........................     Randall V. Becker
Vice President and Corporate Compliance Officer..................     Robert E. McKenna
Assistant Vice President and Assistant General Counsel...........     Thomas D. Jungeberg
Assistant Treasurer..............................................     Thomas A. Gaylord
                              Officers of Massachusetts Subsidiaries (3)
Chief Executive Officer and Chairman of the Board................     Arthur J. Remillard, Jr.

President, Chief Operating Officer and Chief Financial Officer...     Gerald Fels

Senior Vice President and Secretary..............................     Arthur J. Remillard, III

Senior Vice President and General Counsel........................     James A. Ermilio

Senior Vice Presidents...........................................     David H. Cochrane
                                                                      Peter J. Dignan
                                                                      Regan P. Remillard
                                                                      Joyce B. Virostek

Vice Presidents..................................................     Elizabeth M. Edwards
                                                                      Karen A. Lussier
                                                                      Robert E. McKenna
                                                                      Michael J. Richards
                                                                      Angelos Spetseris
                                                                      Joseph J. Staffieri
                                                                      Henry R. Whittier, Jr.

Assistant Vice President and Assistant General Counsel...........     Thomas D. Jungeberg

Assistant Vice Presidents......................  David P. Antocci     James E. Gow
                                                 Robert M. Blackmer   Susan A. Horan
                                                 Stephen R. Clark     John V. Kelly
                                                 Raymond J. DeSantis  Donald G. MacLean
                                                 Warren S. Ehrlich    Patrick J. McDonald
                                                 Richard W. Goodus    Robert L. Mooney
                                                                      Emile E. Riendeau

Treasurer and Chief Accounting Officer...........................     Randall V. Becker

Assistant Treasurer..............................................     Thomas A. Gaylord

(1) Incorporated in November, 1998, the common stock of which is 80% owned by The Commerce
    Insurance Company and 20% owned by AAA Southern New England.
(2) Acquired by ACIC Holding Co., Inc. in January, 1999.
(3) Massachusetts subsidiaries include Commerce Holdings, Inc., The Commerce Insurance Company,
    Citation Insurance Company, Bay Finance Company, Inc. and Clark-Prout Insurance Agency.
    Officers often hold positions with several operating subsidiaries.  The titles listed represent their primary office as of March 1, 2002.


                                Officers of ACIC Holding Co., Inc.
Chairman of the Board................................................  H. Thomas Rowles
President............................................................  Regan P. Remillard
Treasurer............................................................  Mark A. Shaw
Secretary............................................................  James A. Ermilio




                          Officers of American Commerce Insurance Company

Chairman of the Board................................................  H. Thomas Rowles
President, Vice Chairman of the Board and Chief Executive Officer....  Regan P. Remillard
Senior Vice President and Chief Financial Officer....................  Michael V. Vrban
General Counsel and Secretary........................................  James A. Ermilio
Treasurer............................................................  Richard B. O'Hara
Vice President.......................................................  Gregory S. Clark
Vice President.......................................................  Joseph B. Phillips, Jr.
Assistant Vice President.............................................  William J. Hafer
Assistant Vice President.............................................  Jeffrey B. Alexander
Assistant General Counsel and Assistant Secretary....................  Thomas D. Jungeberg




                           Officers of Commerce West Insurance Company

Chairman of the Board................................................  Arthur J. Remillard, Jr.
President and Secretary..............................................  Regan P. Remillard
Treasurer and Chief Financial Officer ...............................  Michael V. Vrban
Chief Accounting Officer.............................................  Albert E. Peters
Investment Officer...................................................  Gerald Fels
Vice Presidents......................................................  Michael J. Berryessa
                                                                       Albert R. Harris

                                   Stockholder Information


Annual Meeting

The Annual meeting of stockholders will be held at 9:00 a.m. on Friday, May 17, 2002 at the Company's Underwriting Building, 11 Gore Road (Route 16), Webster, MA.

Form 10-K

Stockholders interested in the detailed information contained in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission, may obtain a copy without charge, by writing to the Assistant to the President at 211 Main Street, Webster, MA 01570.

Transfer Agent

The Commerce Group, Inc.
c/o Equiserve Trust Company, N.A.
P.O. Box 43010
Providence, RI 02940-3010
(781) 575-3100 or (800) 733-5001
http://www.equiserve.com


Executive Offices

211 Main Street
Webster, MA 01570
(508) 943-9000

Company Websites

The Commerce Insurance Company              http://www.commerceinsurance.com
American Commerce Insurance Company         http://www.acilink.com
Bay Finance Company, Inc.                   http://www.bayfinance.com


Trading of Common Stock

The Company's Common Stock trades on the NYSE under the symbol "CGI".

Independent Auditors

Ernst & Young LLP
200 Clarendon Street
Boston, MA 02116
(617) 266-2000
http://www.ey.com