Form 10-Q
period 2002-03-31
COMMERCE GROUP INC /MA
filed 2002-05-06
CIK 811612

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


                      Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934



For Quarter Ended March 31, 2002     Commission File Number 0-16882



                             THE COMMERCE GROUP, INC.
           (Exact name of registrant as specified in its charter)


               Massachusetts                          04-2599931
         (State or other jurisdiction               (IRS Employer
              of Incorporation)                   Identification No.)


     211 Main Street, Webster, Massachusetts            01570
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

      As of May 1, 2002, the number of shares outstanding of
  the Registrant's common stock (excluding Treasury Shares) was
                             32,950,452

                           The Commerce Group, Inc.


                               Table of Contents


                                                          Page No.

Part I - Financial Information

Consolidated Balance Sheets at
    March 31, 2002 (Unaudited) and December 31, 2001...................    3

Consolidated Statements of Earnings for the
    Three Months Ended March 31, 2002 and 2001 (Unaudited).............    4

Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 2002 and 2001 (Unaudited).............    5

Consolidated Statements of Cash Flows - Reconciliation of Net Earnings
    to Net Cash Provided by Operating Activities for the Three Months
    Ended March 31, 2002 and 2001 (Unaudited)..........................    6

Notes to Unaudited Consolidated Financial Statements...................    7

Management's Discussion and Analysis...................................   10



Part II - Other Information


Item 6
    Exhibits and Reports on Form 8-K...................................   17

Signature..............................................................   17

                THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                           (Thousands of Dollars)


                                                                                              March 31,     December 31,
                                                                                                2002           2001
                                                                                            (Unaudited)
                                                ASSETS
    Investments:
      Fixed maturities, at market (cost:  $656,127 in 2002 and $618,775 in 2001).............  $  658,430     $  626,482
      Preferred stocks, at market (cost:  $252,031 in 2002 and $256,582 in 2001).............     243,905        248,101
      Common stocks, at market (cost:  $87,704 in 2002 and $87,704 in 2001)..................     118,894        107,458
      Preferred stock mutual funds, at equity (cost:  $296,518 in 2002 and $294,948 in 2001).     315,752        309,282
      Mortgage loans on real estate and collateral notes receivable (less allowance for
        possible loan losses of $650 in 2002 and $660 in 2001)...............................      36,722         39,505
      Cash and cash equivalents..............................................................     152,219        148,630
      Other investments (cost: $29,707 in 2002 and $28,291 in 2001)..........................      18,227         18,743
          Total investments..................................................................   1,544,149      1,498,201

    Accrued investment income................................................................      15,567         15,539
    Premiums receivable (less allowance for doubtful receivables of $1,564 in 2002 and
      $1,565 in 2001)........................................................................     309,900        246,221
    Deferred policy acquisition costs........................................................     130,162        116,557
    Property and equipment, net of accumulated depreciation..................................      41,628         40,014
    Residual market receivable
      Losses and loss adjustment expenses....................................................      87,613         81,433
      Unearned premiums......................................................................      43,513         44,399
    Due from reinsurers......................................................................      68,098         70,450
    Deferred income taxes....................................................................      16,809         16,993
    Receivable for investments sold..........................................................         105            838
    Other assets.............................................................................      14,938          9,437

          Total assets.......................................................................  $2,272,482     $2,140,082


                                            LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
      Unpaid losses and loss adjustment expenses.............................................  $  697,425     $  681,624
      Unearned premiums......................................................................     652,016        563,456
      Current income taxes...................................................................       9,856          2,735
      Deferred income........................................................................       7,491          7,015
      Contingent commissions accrued.........................................................      30,224         29,724
      Payable for securities purchased.......................................................       1,840           -
      Excess of book value of subsidiary interest over cost..................................        -             5,719
      Other liabilities and accrued expenses.................................................      34,017         37,535

          Total liabilities..................................................................   1,432,869      1,327,808


    Minority interest........................................................................       4,515           -

    Stockholders' equity
      Preferred stock, authorized 5,000,000 shares at $1.00 par value; none issued in
        2002 and 2001........................................................................        -              -
      Common stock, authorized 100,000,000 shares at $.50 par value;
        38,000,000 shares issued in 2002 and 2001............................................      19,000         19,000
      Paid-in capital........................................................................      29,621         29,621
      Net accumulated other comprehensive income, net of income taxes of
        $8,893 in 2002 and $6,674 in 2001....................................................      16,518         12,394
      Retained earnings......................................................................     899,160        873,671
                                                                                                  964,229        934,686

      Treasury stock 5,049,548 shares in 2002 and 4,869,548 in 2001..........................    (129,201)      (122,412)
          Total stockholders' equity.........................................................     835,098        812,274

          Total liabilities, minority interest and stockholders' equity......................  $2,272,482     $2,140,082



     The accompanying notes are an integral part of these consolidated financial statements.

                 THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS

                 Three Months Ended March 31, 2002 and 2001
                (Thousands of Dollars Except Per Share Data)
                              (Unaudited)




                                                                             2002              2001
         Revenues
           Direct premiums written...................................     $  383,717        $  325,598
           Assumed premiums..........................................         24,155            16,427
           Ceded premiums............................................        (40,331)          (32,853)
               Net premiums written..................................        367,541           309,172

           Increase in unearned premiums.............................        (86,777)          (55,739)
           Earned premiums...........................................        280,764           253,433

           Net investment income.....................................         22,918            25,038
           Premium finance and service fees..........................          4,932             4,308
           Amortization of excess of book value of subsidiary
             interest over cost......................................           -                  847
           Net realized investment losses............................         (3,447)          (10,198)
           Other income..............................................          7,000              -


                Total revenues.......................................        312,167           273,428

         Expenses
           Losses and loss adjustment expenses.......................        215,386           195,378
           Policy acquisition costs..................................         63,999            61,131


                Total expenses.......................................        279,385           256,509



                Earnings before income taxes, change in accounting
                  principle and minority interest....................         32,782            16,919

         Income taxes................................................          8,613             2,520
         Change in accounting principle, net of taxes................         11,237              -

                Net earnings before minority interest................         35,406            14,399

         Minority interest in net loss of subsidiary.................             10               223

                NET EARNINGS.........................................     $   35,416        $   14,622


                COMPREHENSIVE INCOME.................................     $   39,540        $    9,019

                NET EARNINGS PER COMMON SHARE:
                  BASIC..............................................     $     1.07        $     0.43
                  DILUTED............................................     $     1.06        $     0.43

                CASH DIVIDENDS PAID PER COMMON SHARE.................     $     0.30        $     0.29

                WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
                  BASIC..............................................     33,083,119        33,753,352
                  DILUTED............................................     33,372,501        33,753,352

    The accompanying notes are an integral part of these consolidated financial statements.

                           THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Three Months Ended March 31, 2002 and 2001
                          (Thousands of Dollars Except Per Share Data)
                                          (Unaudited)


                                                                                  2002        2001
  Cash flows from operating activities:
    Premiums collected....................................................    $ 308,042    $278,819
    Net investment income received........................................       22,507      26,035
    Premium finance and service fees received.............................        4,932       4,308
    Losses and loss adjustment expenses paid..............................     (206,887)   (204,325)
    Policy acquisition costs paid.........................................      (78,969)    (72,461)
    Federal income tax payments...........................................       (3,526)    (13,928)
    Other income..........................................................        7,000        -

        Net cash provided by operating activities.........................       53,099      18,448

  Cash flows from investing activities:
    Proceeds from maturity of fixed maturities............................       10,310       5,126
    Proceeds from sale of fixed maturities................................       26,086       9,148
    Proceeds from sale of equity securities...............................       18,990       1,042
    Proceeds from sale of preferred stock mutual funds....................          229        -
    Payments received on mortgage loans and collateral notes receivable...        3,037       3,194
    Purchase of fixed maturities..........................................      (73,560)     (5,199)
    Purchase of equity securities.........................................      (11,809)     (1,181)
    Purchase of preferred stock mutual funds..............................       (1,571)    (10,375)
    Purchase of other investments.........................................       (1,416)       -
    Mortgage loans and collateral notes originated........................         (243)       (708)
    Purchase of property and equipment....................................       (2,890)     (1,056)
    Other investing activities............................................           43        (202)

        Net cash used in investing activities.............................      (32,794)       (211)


  Cash flows from financing activities:
    Dividends paid to stockholders........................................       (9,927)     (9,788)
    Purchase of treasury stock............................................       (6,789)       -

        Net cash used in financing activities.............................      (16,716)     (9,788)



    Increase in cash and cash equivalents.................................        3,589       8,449
    Cash and cash equivalents at beginning of period......................      148,630      70,521

        Cash and cash equivalents at the end of period....................    $ 152,219    $ 78,970









   The accompanying notes are an integral part of these consolidated financial statements.

                   THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

 Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
                    Three Months Ended March 31, 2002 and 2001
                              (Thousands of Dollars)
                                   (Unaudited)




                                                                                   2002          2001
    Cash flows from operating activities:
      Net earnings..........................................................    $ 35,416      $ 14,622
      Adjustments to reconcile net earnings to net cash provided by operating activities:
        Premiums receivable.................................................     (63,679)      (40,453)
        Deferred policy acquisition costs...................................     (13,605)       (7,809)
        Residual market receivable..........................................      (5,294)        5,664
        Due to/from reinsurers..............................................       2,352        (1,541)
        Losses and loss adjustment expenses.................................      15,801           534
        Unearned premiums...................................................      88,560        53,830
        Current income taxes................................................       7,121       (10,570)
        Deferred income taxes...............................................      (2,034)         (838)
        Deferred income.....................................................         476        (1,260)
        Contingent commissions..............................................         500           864
        Other assets, liabilities and accrued expenses......................      (9,552)       (6,074)
        Net realized investment losses......................................       3,447        10,198
        Other - net.........................................................      (6,410)        1,281

               Net cash provided by operating activities....................    $ 53,099      $ 18,448
























   The accompanying notes are an integral part of these consolidated financial statements.

                 The Commerce Group, Inc. and Subsidiaries
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    (Thousands of Dollars Except Share, Per Share Data, Ratios
                         and Other Information)

 1. The financial information has been prepared on a basis consistent with the accounting principles reflected in the audited consolidated financial statements for the year ended December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been omitted pursuant to the Securities and Exchange Commission rules and regulations, although the Company believes the disclosures which have been made are adequate to make the information presented not misleading.

 2. The information furnished includes all adjustments and accruals consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain previously reported 2001 account balances have been reclassified to conform to the current period's presentation.

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

 5. Neither the results for the three months ended March 31, 2002 nor comparison with the corresponding three months ended March 31, 2001 should be considered indicative of the results which may be expected for the year ending December 31, 2002.

 6. Legal Proceedings - As is common with property and casualty insurance companies, the Company is a defendant in various legal actions arising from the normal course of its business, including claims based on Chapter 176D and Chapter 93A. These proceedings are considered to be ordinary to operations or without foundation in fact. Management is of the opinion that these actions will not have a material adverse effect on the consolidated financial position of the Company. The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2001 that a purported class action lawsuit was pending in Massachusetts state court against The Commerce Insurance Company. The lawsuit, titled "Elena Given, individually and as a representative of all persons similarly situated v. The Commerce Insurance Company," alleges damages as a result of the alleged inherent diminished value to vehicles that are involved in accidents. In April 2002, the trial judge in that case entered partial summary judgment for the plaintiff on the issue of whether the Massachusetts automobile policy covers her claim, ruling that the plaintiff would be entitled to reimbursement under the policy if the plaintiff were able both to prove that her vehicle suffered "inherent diminished value" in the accident and to quantify the amount of such diminution in value. Subsequently, the Massachusetts Division of Insurance issued an Advisory Ruling in which it stated, among other things, its position that the policy does not cover claims for "inherent diminished value." The Company will continue to vigorously contest the plaintiff's claim for diminished value coverage, relying in part on the Advisory Ruling, and also intends to vigorously contest any effort to certify the class.

                The Commerce Group, Inc. and Subsidiaries
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
      (Thousands of Dollars Except Share, Per Share Data, Ratios
                         and Other Information)
                             (Continued)

 7.   Disclosure of Statement of Financial Accounting Standards No. 130 - Reporting
Comprehensive Income:

                                                                 Three Months Ended
                                                                     March 31,
                                                                   2002       2001
      Net earnings..........................................    $ 35,416   $ 14,622
      Other comprehensive income, net of taxes:
        Change in unrealized gains (losses), net of
         income taxes (benefits) of $2,090 in 2002
         and ($2,846) in 2001...............................       3,883     (5,285)
        Reclassification adjustment, net of income taxes
         (benefits) of $130 in 2002 and ($171) in 2001......         241       (318)
      Other comprehensive income (loss).....................       4,124     (5,603)
      Comprehensive income..................................    $ 39,540   $  9,019

 8.   Disclosure of Statement of Financial Accounting Standards No. 131 - Disclosures
about Segments of an Enterprise and Related Information:

                                                           Earnings Before
                                                         Income Taxes, Change
                                                            in Accounting
                                                            Principle and     Identifiable
                                                 Revenue   Minority Interest     Assets
Three Months Ended March 31, 2002
  Property and casualty insurance
    Massachusetts......................         $273,700       $ 35,112       $ 1,976,213
    Other than Massachusetts...........           37,647         (1,535)          254,099
  Real estate and commercial lending...              820            687            37,484
  Corporate and other..................             -            (1,482)            4,686
     Consolidated......................         $312,167       $ 32,782       $ 2,272,482

Three Months Ended March 31, 2001

  Property and casualty insurance
    Massachusetts......................         $240,670       $ 16,110       $ 1,821,209
    Other than Massachusetts...........           31,014            268           238,154
  Real estate and commercial lending...              897            897            50,611
  Corporate and other..................              847           (356)            5,122
     Consolidated......................         $273,428       $ 16,919       $ 2,115,096
9.   Liabilities for unpaid losses and loss adjustment expenses at March 31, 2002 and
December 31, 2001 consist of:
                                                            March 31,    December 31,
                                                              2002           2001
Net voluntary unpaid losses and LAE reserves.............   $571,643       $558,635
Voluntary salvage and subrogation recoverable............    (75,724)       (73,393)
Assumed unpaid loss and LAE reserves from C.A.R..........    130,723        125,787
Assumed salvage and subrogation recoverable from C.A.R...    (20,695)       (20,695)
 Total voluntary and assumed unpaid loss and LAE reserves    605,947        590,334
Adjustment for ceded unpaid loss and LAE reserves........    100,478        100,290
Adjustment for ceded salvage and subrogation recoverable.     (9,000)        (9,000)
 Total unpaid loss and LAE reserves......................   $697,425       $681,624

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

11.  Earnings Per Share

     Net earnings per basic common share is computed by dividing net earnings by the weighted average number of basic common shares outstanding. The weighted average number of basic common shares outstanding for the three months ended March 31, 2002 and 2001 were 33,083,119 and 33,753,352, respectively. Weighted average number of basic common shares outstanding is determined by taking the average of the following calculation for a specified period of time: The daily amount of (1) the total issued outstanding common shares minus (2) the total Treasury Stock purchased.

     Earnings per diluted common share is based on the weighted average number of diluted common shares outstanding during each period. The weighted average number of diluted common shares outstanding for the three months ended March 31, 2002 and 2001 were 33,372,501 and 33,753,352, respectively. The Company's only potentially dilutive instruments are stock options outstanding and dilution from these is not significant.

12.  Transfer of Business from Berkshire Mutual Insurance Company

     The Company entered into an agreement on September 28, 2001, with Berkshire Mutual Insurance Company ("Berkshire") for the transfer of Massachusetts personal automobile business written by Berkshire to The Commerce Insurance Company, effective January 1, 2002 as mentioned in the recent 10K filing. In consideration of offering to write the business from Berkshire, The Commerce Insurance Company received $7.0 million or $0.14 per share (diluted) in early 2002 that was recognized as Other Income during this quarter.

13.	  Contingency Related to Commonwealth Automobile Reinsurers ("C.A.R.")

	     Member companies of C.A.R. have joint and several liabilities for the obligations of C.A.R. If one member of C.A.R. fails to pay its assessments, the remaining members of C.A.R. will be required to pay the pro-rata share of the member who fails to pay its obligations. At the present time, the Company is not aware of any C.A.R. member company who has failed to meet their obligations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
            Three months ended March 31, 2002 compared to
                   three months ended March 31, 2001
            (Thousands of Dollars Except Per Share Data)

General

          The Commerce Group, Inc. (the "Company"), was incorporated in 1976. The Company is engaged in providing personal and commercial property and casualty insurance primarily in Massachusetts through its principal subsidiary, The Commerce Insurance Company ("Commerce"), which was incorporated in 1971 and began writing business in 1972. The Company's predominant insurance line is motor vehicle insurance, primarily covering Massachusetts personal automobiles. The Company also offers commercial automobile, homeowners, inland marine, fire, general liability and commercial multi-peril insurance. The Company also writes insurance in California and Oregon through Commerce West Insurance Company ("Commerce West"), primarily a personal automobile insurer located in Pleasanton, California. Additionally, the Company writes insurance through American Commerce Insurance Company ("American Commerce"), located in Columbus, Ohio. American Commerce is a wholly-owned subsidiary of ACIC Holding Co., Inc. with policies in 26 states and licenses in several others.

<caption

Premiums

     The following table compares direct premiums written, net premiums written and earned premiums for the three months ended March 31, 2002 and 2001:

                                                       Three Months Ended March 31,
                                                  2002       2001      Change    % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts........  $300,657   $256,790   $ 43,867     17.1%
  Personal Automobile in all other states.....    35,575     31,699      3,876     12.2
  Commercial Automobile in Massachusetts......    21,070     15,299      5,771     37.7
  Commercial Automobile in all other states...       786        174        612    351.7
  Homeowners in Massachusetts.................    15,386     13,560      1,826     13.5
  Homeowners in all other states..............     5,298      3,996      1,302     32.6
  Other lines in Massachusetts................     4,798      3,921        877     22.4
  Other lines in all other states.............       147        159        (12)    (7.5)
     Total Direct Premiums Written............  $383,717   $325,598   $ 58,119     17.8%

Net Premiums Written:
  Personal Automobile in Massachusetts........  $303,128   $256,965   $ 46,163     18.0%
  Personal Automobile in all other states.....    35,560     31,683      3,877     12.2
  Commercial Automobile in Massachusetts......    21,011     14,304      6,707     46.9
  Commercial Automobile in all other states...       760        171        589    344.4
  Homeowners in Massachusetts.................     4,588      3,944        644     16.3
  Homeowners in all other states..............     1,267        981        286     29.2
  Other lines in Massachusetts................     1,178      1,086         92      8.5
  Other lines in all other states.............        49         38         11     28.9
     Total Net Premiums Written...............  $367,541   $309,172   $ 58,369     18.9%

Earned Premiums:
  Personal Automobile in Massachusetts........  $204,265   $191,968   $ 12,297      6.4%
  Personal Automobile in all other states.....    32,497     26,894      5,603     20.8
  Commercial Automobile in Massachusetts......    12,862      9,442      3,420     36.2
  Commercial Automobile in all other states...       448         58        390    672.4
  Homeowners in Massachusetts.................     5,381      4,637        744     16.0
  Homeowners in all other states..............     1,165      1,007        158     15.7
  Other lines in Massachusetts................     1,433        955        478     50.1
  Other lines in all other states.............        44         96        (52)   (54.2)
  Assumed Premiums from C.A.R.................    22,553     18,354      4,199     22.9
  Assumed Premiums from other than C.A.R......       116         22         94    427.3
     Total Earned Premiums....................  $280,764   $253,433   $ 27,331     10.8%

  Earned Premiums in Massachusetts............  $223,941   $207,002   $ 16,939      8.2%
  Earned Premiums-Assumed.....................    22,669     18,376      4,293     23.4
  Earned Premiums in all other states.........    34,154     28,055      6,099     21.7
     Total Earned Premiums....................  $280,764   $253,433   $ 27,331     10.8%
                                   - 10 -

          The Commerce Group, Inc. and Subsidiaries
             MANAGEMENT'S DISCUSSION AND ANALYSIS
                          (Continued)

     The $43,867 or 17.1% increase in Massachusetts personal automobile direct premiums written during the first quarter of 2002 resulted primarily from a 6.1% increase in average written premium per written exposure coupled with a 10.3% increase in the number of exposures written. Approximately two thirds of the direct premiums written growth was driven by increases in business from existing agents and, as described in the recently filed Form 10-K, one third from agents representing other companies (Horace Mann Insurance Company and Berkshire) that have ceased writing personal automobile business in Massachusetts.

     The Company's increase in Massachusetts commercial automobile premium is directly related to an effort to increase writings in this line of business.

     The $27,331 or 10.8% increase in total earned premiums during the first quarter of 2002 as compared to the first quarter of 2001 was primarily attributable to increases in Massachusetts personal automobile business.

Investment Income

     Net investment income is affected primarily by the composition of the Company's investment portfolio. The following table summarizes the composition of the Company's investment portfolio, at cost, at March 31, 2002 and 2001:

                                                                March 31,
                                                            % of                  % of
                                                 2002      Invest.     2001      Invest.
   Fixed maturities (GNMA & FNMA mortgage-
     backed bonds, corporate bonds, U.S.
     Treasury bonds and notes and tax-
     exempt state and municipal bonds)......  $  656,127    43.4%   $  656,609     45.2%

   Preferred stocks.........................     252,031    16.7       215,601     14.9
   Common stocks............................      87,704     5.8        87,704      6.0
   Closed-end preferred stock mutual funds..     296,518    19.6       338,355     23.3

   Mortgages and collateral loans (net of
     allowance for possible loan losses)....      36,722     2.4        49,164      3.4
   Cash and cash equivalents................     152,219    10.1        78,970      5.4
   Other investments........................      29,707     2.0        25,475      1.8
       Total investments....................  $1,511,028   100.0%   $1,451,878    100.0%

     The Company's strategy continues to focus on maximizing after-tax investment income through investing in high quality securities coupled with acquiring equity investments, which may forgo current investment yield in favor of potential higher yielding capital appreciation in the future.

     As depicted in the accompanying table, first quarter 2002 net investment income decreased $2,120 or 8.5%, compared to the same period in 2001, principally as a result of a decrease in yield offset by an increase in average invested assets at cost. The decrease in yield is primarily due to lower short-term yields on larger cash and cash equivalents balances, coupled with an environment of lower long-term yields and higher yielding fixed maturities being called. The Company continues to monitor interest rates on long-term securities and intends to maintain its high cash position until such time as the Company believes long-term rates have appropriately firmed. Net investment income as a percentage of total average investments was 5.9% in the first quarter of 2002 compared to 6.7% for the same period in 2001. After tax net investment income as a percentage of total average investments was 4.6% and 5.4% in the first quarter of 2002 and 2001, respectively.

              The Commerce Group, Inc. and Subsidiaries
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                               (Continued)

Investment Return                                    Quarter Ending March 31,
(Dollars in thousands)                              2002                  2001
   Average month-end investments (at cost)...    $1,544,805            $1,502,334
   Net investment income.....................        22,918                25,038
   Net investment income after-tax...........        17,849                20,235
   Net investment income as a percentage
     of average net investments (at cost)....           5.9%                  6.7%
   Net investment income after-tax as a
     percentage of average net
     investments (at cost)...................           4.6%                  5.4%

Investment Losses

     Net realized investment losses totaled $3,447 during the first quarter of 2002 as compared to $10,198 during the same period in 2001 as detailed below.

     Net realized losses by category for the quarter ended March 31, are as follows:
                                                      March 31,         March 31,
                                                        2002              2001
* Closed-end preferred stock mutual funds.........    $ (1,249)         $ (3,241)
  Venture capital fund investments................      (1,932)           (6,454)
  Bonds...........................................        (194)             (266)
  Common and preferred stocks.....................         (57)              (49)
  Other...........................................         (15)             (188)
      Net realized investment losses..............    $ (3,447)         $(10,198)

*The 2001 amount includes $2,201 relating to the amortization of negative goodwill, at the time of purchase, of these securities.

Loss and Loss Adjustment Expenses

     Loss and Loss Adjustment Expenses incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") increased to 77.2% for the first quarter of 2002 compared to 77.1% for the first quarter of 2001.
The Company experienced an improvement in its voluntary loss ratio as a result of a milder winter, however this was offset by, (1) higher losses from the Commonwealth Automobile Reinsurers ("C.A.R") as a result of increased participation from C.A.R. and higher C.A.R. loss ratios; and (2) higher loss ratios for business outside of Massachusetts, due to current year loss severity increasing coupled with lagging growth in premium per exposure.

Policy Acquisition Costs

     As a percentage of net premiums written, underwriting expenses for the insurance companies (on a statutory basis) decreased to 21.3% for the first quarter of 2002 as compared to 22.9% for the same period a year ago. The improvement was primarily due to a lower mandated Massachusetts personal automobile commission rate.

Combined Ratios

	     The combined ratio of losses and expenses (on a statutory basis) was 98.5% in the first quarter of 2002 compared with 100.0% for the same period a year ago. This resulted in an underwriting profit for the first quarter of 2002 of 1.5% as compared to break even for the first quarter of 2001.

Income Taxes

     The Company's effective tax rate, excluding the change in accounting principle, was 26.3% and 14.9% for the three months ended March 31, 2002 and 2001, respectively. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends received deduction. The higher

                  The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                                (Continued)

effective tax rate for 2002 was the result of both the tax-exempt interest and the dividends received deduction comprising a lesser portion of earnings before taxes.

Minority Interest

     Effective January 1, 2002, the ownership interests in ACIC Holding Co., Inc. ("AHC") were recapitalized. At December 31, 2001 Commerce maintained an 80% common stock interest and AAA Southern New England ("AAA SNE") maintained a 20% common stock interest in AHC. Additionally, all AHC preferred stock was owned by Commerce. The recapitalization resulted in redeeming of all the AHC preferred stock by Commerce in exchange for 3,000 additional shares of AHC common stock. This resulted in Commerce increasing its AHC common stock interest to 95% with AAA SNE maintaining a 5% AHC common stock interest. The recapitalization also resulted in the creation of $4.5 million in minority interest for AAA SNE.

Change in Accounting Principle

     As mentioned in the recent Form 10-K filing, due to the effect of a change in accounting principle related to SFAS No. 142, the Company recorded income this quarter, net of taxes, of $11,237 or $0.34 per share (diluted). This amount represents the remaining unamortized negative goodwill related to preferred stock mutual funds and the remaining excess of book value of subsidiary interest over cost relating to the 1999 acquisition of American Commerce Insurance Company. Negative goodwill and the excess of book value of subsidiary interest over cost occur in an acquisition when the underlying value of the assets purchased exceed the purchase price. The subsequent recognition of income that occurs as these items are eliminated is not a taxable event but instead becomes part of the basis of the acquired asset.

Net Earnings

     Net earnings increased $20,794 or 142.2% to $35,416 during the first quarter of 2002 as compared to $14,622 for the same period a year ago. Operating earnings represent net earnings adjusted for certain items the Company believes are not indicative of operating results. Operating earnings, which consist of net earnings exclusive of the after-tax impact of net realized investment losses and the income effect of a required change in accounting principle, were $26,420 or $0.79 per share (diluted) in the first quarter of 2002, compared to $20,480 or $0.60 per share (diluted) in the first quarter of 2001.

Pro-Forma Operating Earnings
                                                         March 31,             March 31,
                                                           2002                  2001
Pro-Forma Operating Earnings:
  Net Earnings........................................  $ 35,416              $ 14,622
  Less Net Realized Losses, Net of Tax Benefit........     2,241                 5,858
  Less Change in Accounting Principle.................   (11,237)                 -

    Pro-Forma Operating Earnings......................  $ 26,420              $ 20,480

Pro Forma Operating Earnings Per Share (Diluted):
  Net Earnings Share..................................  $   1.06              $   0.43
  Less Per Share Net Realized Losses,
    Net of Tax Benefit................................      0.07                  0.17
  Less Per Share Change in Accounting Principle.......     (0.34)                  -

    Pro-Forma Operating Earnings Per Share............  $   0.79              $   0.60

                    The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (Continued)

                        Liquidity and Capital Resources

     The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page 3 and the Consolidated Statements of Cash Flows on pages 5 and 6. Stockholders' equity increased by $22,824 during the first three months of 2002 as compared to December 31, 2001.
The increase resulted from $35,416 in net earnings coupled with changes in other comprehensive income, net of income taxes, on fixed maturities and preferred and common stocks of $4,124, offset by dividends paid to stockholders of $9,927 coupled with treasury stock purchases of $6,789. Total assets at March 31, 2002 increased $132,400 or 6.2% to $2,272,482 as compared to total assets of $2,140,082 at December 31, 2001. The major components of this growth are an increase of $63,679 or 25.9% in premiums receivable, coupled with a $45,948 or 3.1% increase to invested assets, at market value and equity. The increase to premiums receivable is attributable to increased Massachusetts business coupled with the seasonality of the policy effective dates of the Company's business.
     The Company's liabilities totaled $1,432,869 at March 31, 2002 as compared to $1,327,808 at December 31, 2001. The $105,061 or 7.9% increase was primarily comprised of an increase of $88,560 or 15.7% in unearned premiums. The significant increase to the Company's unearned premium was attributable to the increased business, mentioned previously, coupled with seasonality of the policy effective dates of the Company's business.
     The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments as reflected in the Consolidated Statements of Cash Flows on pages 5 and 6.

     The Company's operating activities provided cash of $53,099 in the first three months of 2002, as compared to $18,448 during the same period a year ago, representing an increase of $34,651 or 187.8%. The primary reason for this increase is that the increase in premiums collected outpaced the increase in loss and policy acquisition payments. The decrease in federal income tax payments was a result of a large extension payment made in the first quarter of 2001 which related to net earnings in the fourth quarter of 2000.

     For the first three months of 2002 net cash flows from investing activities used cash of $32,794, as compared to net cash flows used in investing activities of $211 for the same period in 2001. The majority of the $32,583 difference was a $68,361 increase in purchases of fixed maturities offset by a $16,938 increase in proceeds from fixed maturities coupled with a $17,948 increase in proceeds from the sale of equity securities. Investing activities were funded by accumulated cash and cash provided by operating activities during 2002 and 2001.

     Cash flows used in financing activities totaled $16,716 during the first three months of 2002 compared to $9,788 during the same period a year ago. The 2002 cash flows used in financing activities consisted of dividends paid to stockholders of $9,927 and $6,789 used to purchase 180,000 shares of treasury stock under the Company's stock buyback program. The 2001 cash flows used in financing activities consisted of only dividends paid to stockholders of $9,788.

     The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. The carrying value (at market and equity) of total investments at March 31, 2002 was $1,544,149. At March 31, 2002, the Company held cash and cash equivalents of $152,219. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company continues to monitor interest rates on long-term securities and intends to

                  The Commerce Group, Inc. and Subsidiaries
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (Continued)

maintain its high cash position until such time as the Company believes long-term rates have appropriately firmed.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's annualized statutory premiums to surplus ratio was 1.70 to 1.00 and 1.63 to
1.00 for the period ended March 31, 2002 and 2001, respectively.

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

    The Company's exposure to interest rate changes at March 31, 2002 was as follows: A 200 basis point increase results in a $95,449 decrease in the market value of the fixed maturities and preferred stocks. A 200 basis point decrease results in a $53,889 increase in the market value of the same securities.


                    Stock Buyback and Dividends

     The Company purchased 180,000 shares of Treasury stock under the buyback program through March 31, 2002 at an average cost of $37.71. At March 31, 2002, the Company had the authority to purchase approximately 2,094,000 additional shares of common stock under the current Board of Directors' stock re-purchase authorization.

     On March 15, 2002, the Company paid a quarterly dividend of $0.30 to stockholders of record as of March 1, 2002. The Company increased its quarterly dividend to stockholders from $0.29 to $0.30 during the second quarter of 2001.


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



(a)    Form 8-K - None filed during the quarter ended March 31,
2002.




















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



(a)    Form 8-K - None filed during the quarter ended March 31,
2002.















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