Form 10-Q
period 2002-06-30
COMMERCE GROUP INC /MA
filed 2002-08-13
CIK 811612

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q


           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


 For Quarter Ended June 30, 2002       Commission File Number 0-16882


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

      As of August 1, 2002, the number of shares outstanding of the Registrant's common stock (excluding Treasury Shares) was
                                32,909,423

             The Commerce Group, Inc.


                 Table of Contents

                                                                       Page No.
Part I - Financial Information

Consolidated Balance Sheets at
    June 30, 2002 (Unaudited) and December 31, 2001....................    3

Consolidated Statements of Earnings for the
    Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)......    4

Consolidated Statements of Cash Flows for the
    Six Months Ended June 30, 2002 and 2001 (Unaudited)................    5

Consolidated Statements of Cash Flows - Reconciliation of Net Earnings
    to Net Cash Provided by Operating Activities for the Six Months
    Ended June 30, 2002 and 2001 (Unaudited)............................    6

Notes to Unaudited Consolidated Financial Statements...................    7

Management's Discussion and Analysis...................................   13



Part II - Other Information

Item 4
    Results of Votes of Security Holders...............................   25

Item 6
    Exhibits and Reports on Form 8-K...................................   26

Signature..............................................................   27

           THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)

                                                                                                 June 30,     December 31,
                                                                                                   2002           2001
                                                                                               (Unaudited)
                                                ASSETS
    Investments:
      Fixed maturities, at market (cost:  $627,754 in 2002 and $618,775 in 2001).............  $  641,593     $  626,482
      Preferred stocks, at market (cost:  $290,573 in 2002 and $256,582 in 2001).............     288,413        248,101
      Common stocks, at market (cost:  $85,701 in 2002 and $87,704 in 2001)..................     114,208        107,458
      Preferred stock mutual funds, at equity (cost:  $296,801 in 2002 and $294,948 in 2001).     298,493        309,282
      Mortgage loans on real estate and collateral notes receivable (less allowance for
        possible loan losses of $653 in 2002 and $660 in 2001)...............................      34,422         39,505
      Cash and cash equivalents..............................................................     147,981        148,630
      Other investments (cost: $35,324 in 2002 and $28,291 in 2001)..........................      22,855         18,743
          Total investments..................................................................   1,547,965      1,498,201

    Accrued investment income................................................................      16,321         15,539
    Premiums receivable (less allowance for doubtful receivables of $1,561 in 2002 and
      $1,565 in 2001)........................................................................     331,317        246,221
    Deferred policy acquisition costs........................................................     137,476        116,557
    Property and equipment, net of accumulated depreciation..................................      45,822         40,014
    Residual market receivable
      Losses and loss adjustment expenses....................................................      92,569         81,433
      Unearned premiums......................................................................      57,232         44,399
    Due from reinsurers......................................................................      79,063         70,450
    Current income taxes.....................................................................       2,324           -
    Deferred income taxes....................................................................      21,869         16,993
    Receivable for investments sold..........................................................        -               838
    Other assets.............................................................................      13,687          9,437

          Total assets.......................................................................  $2,345,645     $2,140,082


                                 LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
      Unpaid losses and loss adjustment expenses.............................................  $  738,147     $  681,624
      Unearned premiums......................................................................     698,411        563,456
      Current income taxes...................................................................        -             2,735
      Deferred income........................................................................       8,034          7,015
      Contingent commissions accrued.........................................................      23,332         29,724
      Payable for securities purchased.......................................................       1,577           -
      Excess of book value of subsidiary interest over cost..................................        -             5,719
      Other liabilities and accrued expenses.................................................      41,578         37,535

          Total liabilities..................................................................   1,511,079      1,327,808

    Minority interest........................................................................       4,449           -

    Stockholders' equity
      Preferred stock, authorized 5,000,000 shares at $1.00 par value; none issued in
        2002 and 2001........................................................................        -              -
      Common stock, authorized 100,000,000 shares at $.50 par value;
        38,217,615 shares issued in 2002 and 38,000,000 in 2001..............................      19,108         19,000
      Paid-in capital........................................................................      35,895         29,621
      Net accumulated other comprehensive income, net of income taxes of
        $14,033 in 2002 and $6,674 in 2001...................................................      26,060         12,394
      Retained earnings......................................................................     888,677        873,671
                                                                                                  969,740        934,686

      Treasury stock 5,308,192 shares in 2002 and 4,869,548 in 2001..........................    (139,623)      (122,412)
          Total stockholders' equity.........................................................     830,117        812,274

          Total liabilities, minority interest and stockholders' equity......................  $2,345,645     $2,140,082


     The accompanying notes are an integral part of these consolidated financial statements.

        THE COMMERCE GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF EARNINGS

     Three and Six Months Ended June 30, 2002 and 2001
      (Thousands of Dollars Except Per Share Data)
                     (Unaudited)


                                                                     Three Months Ended             Six Months Ended
                                                                           June 30,                     June 30,
                                                                     2002          2001   	       2002           2001

    Revenues
      Direct premiums written...................................  $  348,212    $  281,890    $  731,929     $  607,488
      Assumed premiums..........................................      34,898        21,613        59,053         38,040
      Ceded premiums............................................     (48,614)      (38,627)      (88,945)       (71,480)
          Net premiums written..................................     334,496       264,876       702,037        574,048

      Increase in unearned premiums.............................     (38,086)      (10,013)     (124,863)       (65,752)
      Earned premiums...........................................     296,410       254,863       577,174        508,296

      Net investment income.....................................      24,873        25,441        47,791         50,479
      Premium finance and service fees..........................       5,065         4,308         9,997          8,616
      Amortization of excess of book value of subsidiary
        interest over cost......................................        -              847          -             1,694
      Net realized investment gains (losses)....................     (31,545)        3,857       (34,992)        (6,341)
      Other income..............................................        -             -            7,000           -

           Total revenues.......................................     294,803       289,316       606,970        562,744

    Expenses
      Losses and loss adjustment expenses.......................     222,110       187,926       437,496        383,304
      Policy acquisition costs..................................      76,308        65,467       140,307        126,598


           Total expenses.......................................     298,418       253,393       577,803        509,902



           Earnings (loss) before income tax (benefit) and minority
             interest...........................................      (3,615)       35,923        29,167         52,842

    Income tax (benefit)........................................      (3,217)        7,737         5,396         10,257
    Changes in accounting principle.............................        -             -           11,237           -

           Net earnings (loss) before minority interest.........        (398)       28,186        35,008         42,585

    Minority interest in net loss of subsidiary.................         153            14           163            237

           NET EARNINGS (LOSS)..................................  $     (245)   $   28,200    $   35,171     $   42,822


           COMPREHENSIVE INCOME.................................  $    9,297    $   39,508    $   48,837     $   48,527

           NET EARNINGS (LOSS) PER COMMON SHARE:
             BASIC..............................................  $    (0.01)   $     0.84    $     1.06     $     1.27
             DILUTED............................................  $    (0.01)   $     0.83    $     1.05     $     1.27

           CASH DIVIDENDS PAID PER COMMON SHARE.................  $     0.31    $     0.30    $     0.61     $      .59

           WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
             BASIC..............................................  32,968,368    33,753,352    33,025,426     33,753,352
             DILUTED............................................  33,334,199    33,899,784    33,355,669     33,769,053






    The accompanying notes are an integral part of these consolidated financial statements.

           THE COMMERCE GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS

               Six Months Ended June 30, 2002 and 2001
             (Thousands of Dollars Except Per Share Data)
                            (Unaudited)

                                                                                  2002        2001
  Cash flows from operating activities:
    Premiums collected....................................................    $ 621,840    $533,612
    Net investment income received........................................       45,640      49,174
    Premium finance and service fees received.............................        9,997       8,616
    Losses and loss adjustment expenses paid..............................     (393,591)   (391,421)
    Policy acquisition costs paid.........................................     (176,030)   (150,122)
    Federal income tax payments...........................................      (22,688)    (24,113)
    Other income..........................................................        7,000        -

        Net cash provided by operating activities.........................       92,168      25,746

  Cash flows from investing activities:
    Proceeds from maturity of fixed maturities............................       19,542      11,032
    Proceeds from sale of fixed maturities................................       58,709      27,122
    Proceeds from sale of equity securities...............................       18,511      16,229
    Proceeds from sale of preferred stock mutual funds....................        2,524       2,945
    Proceeds from sale of other investments...............................          102         920
    Payments received on mortgage loans and collateral notes receivable...        5,712       5,912
    Purchase of fixed maturities..........................................      (87,403)    (11,680)
    Purchase of equity securities.........................................      (59,283)    (20,865)
    Purchase of preferred stock mutual funds..............................       (4,543)    (11,401)
    Purchase of other investments.........................................       (7,188)       (263)
    Mortgage loans and collateral notes originated........................         (625)     (1,084)
    Purchase of property and equipment....................................       (8,361)     (3,065)
    Other investing activities............................................          480         685

        Net cash provided by (used in) investing activities...............      (61,823)     16,487


  Cash flows from financing activities:
    Dividends paid to stockholders........................................      (20,165)    (19,914)
    Purchase of treasury stock............................................      (17,211)       -
    Capital stock issued..................................................        6,382        -

        Net cash used in financing activities.............................      (30,994)    (19,914)



    Increase (decrease) in cash and cash equivalents......................         (649)     22,319
    Cash and cash equivalents at beginning of period......................      148,630      70,521

        Cash and cash equivalents at the end of period....................    $ 147,981    $ 92,840










   The accompanying notes are an integral part of these consolidated financial statements.

                    THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

  Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
                    Six Months Ended June 30, 2002 and 2001
                              (Thousands of Dollars)
                                   (Unaudited)


                                                                                   2002          2001
    Cash flows from operating activities:
      Net earnings..........................................................    $ 35,171      $ 42,822
      Adjustments to reconcile net earnings to net cash provided by operating activities:
        Premiums receivable.................................................     (85,096)      (45,987)
        Deferred policy acquisition costs...................................     (20,919)       (9,357)
        Residual market receivable..........................................     (23,969)        1,779
        Due to/from reinsurers..............................................      (8,613)       (5,213)
        Losses and loss adjustment expenses.................................      56,523            94
        Unearned premiums...................................................     134,955        67,084
        Current income taxes................................................      (5,059)      (10,415)
        Deferred income taxes...............................................     (12,233)       (3,441)
        Deferred income.....................................................       1,019        (1,070)
        Contingent commissions..............................................      (6,392)      (12,112)
        Other assets, liabilities and accrued expenses......................        (740)       (3,840)
        Net realized investment losses......................................      34,992         6,341
        Changes in accounting principle.....................................     (11,237)         -
        Minority interest...................................................       4,449           650
        Other - net.........................................................        (683)       (1,589)

               Net cash provided by operating activities....................    $ 92,168      $ 25,746































   The accompanying notes are an integral part of these consolidated financial statements.

       The Commerce Group, Inc. and Subsidiaries
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios
                   and Other Information)

 1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported 2001 account balances have been reclassified to conform to the current period's presentation. Results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

      The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended December 31, 2001 and quarterly report on Form 10-Q for the quarter ended March 31, 2002.

 2. This Form 10-Q contains some statements that are not historical facts and are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve opinions, assumptions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks facing the Company. These include, but are not limited to, those risks and uncertainties in our business, some of which are beyond the control of the Company, that are described in the Company's Forms 10-K and 10-Q, Schedules 13D and 13G, and other documents filed with the SEC, including the possibility of adverse catastrophe experience and severe weather, adverse trends in claim severity or frequency, adverse state and federal regulation and legislation, adverse state judicial decisions, litigation risks, interest rate risk, rate making decisions for private passenger automobile policies in Massachusetts, potential rate filings outside of Massachusetts, adverse impacts related to consolidation activities, heightened competition, as well as economic, market or regulatory conditions and risks associated with entry into new markets and diversification.

 3. Legal Proceedings - As is common with property and casualty insurance companies, the Company is a defendant in various legal actions arising from the normal course of its business, including claims based on Chapter 176D and Chapter 93A. These proceedings are considered to be ordinary to operations or without foundation in fact. Management is of the opinion that these actions will not have a material adverse effect on the consolidated financial position of the Company.

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

     Subsequently, the Massachusetts Division of Insurance issued an Advisory Ruling in which it stated, among other things, its position that the policy does not cover claims for "inherent diminished value." In July of 2002, the trial judge allowed for limited additional discovery in the case, stayed the trial, and granted the Company's motion to have the appellate court review the issue of whether the Massachusetts automobile policy provides coverage for inherent diminished value. The Company will continue to vigorously contest the plaintiff's claim for diminished value coverage, relying in part on the Advisory Ruling, and also intends to vigorously contest any effort to certify the class.

 4.   Disclosure of Statement of Financial Accounting Standards No. 130
       - Reporting Comprehensive Income:

                                                                  Six Months Ended
                                                                      June 30,
                                                                   2002       2001
      Net earnings..........................................    $ 35,171   $ 42,822
      Other comprehensive income, net of taxes:
        Change in unrealized gains, net of income taxes of
          $7,244 in 2002 and $3,028 in 2001.................      13,454      5,624
        Reclassification adjustment, net of income taxes
         of $114 in 2002 and $44 in 2001....................         212         81
      Other comprehensive income............................      13,666      5,705
      Comprehensive income..................................    $ 48,837   $ 48,527
                                                                 Three Months Ended
                                                                      June 30,
                                                                   2002       2001
      Net earnings (loss)...................................    $   (245)  $ 28,200
      Other comprehensive income, net of taxes:
        Change in unrealized gains, net of income taxes of
          $5,154 in 2002 and $5,874 in 2001.................       9,571     10,909
        Reclassification adjustment, net of income taxes
         (benefit) of ($16) in 2002 and $215 in 2001........         (29)       399
      Other comprehensive income............................       9,542     11,308
      Comprehensive income..................................    $  9,297   $ 39,508


       The Commerce Group, Inc. and Subsidiaries
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios
                   and Other Information)
                       (Continued)

 5. Disclosure of Statement of Financial Accounting Standards No. 131 - Disclosures about Segments of an Enterprise and Related Information:

                                                           Earnings Before
                                                           Income Taxes and   Identifiable
                                                 Revenue   Minority Interest     Assets
Six Months Ended June 30, 2002
  Property and casualty insurance
    Massachusetts......................         $529,519       $ 39,400       $ 2,041,286
    Other than Massachusetts...........           75,862         (7,489)          260,578
  Real estate and commercial lending...            1,589          1,300            34,991
  Corporate and other..................             -            (4,044)            8,790
     Consolidated......................         $606,970       $ 29,167       $ 2,345,645

Six Months Ended June 30, 2001

  Property and casualty insurance
    Massachusetts......................         $493,588       $ 50,961       $ 1,853,474
    Other than Massachusetts...........           65,525          1,376           239,236
  Real estate and commercial lending...            1,933          1,933            47,798
  Corporate and other..................            1,698         (1,428)            5,183
     Consolidated......................         $562,744       $ 52,842       $ 2,145,691
                                                           Earnings Before
                                                           Income Taxes and   Identifiable
                                                 Revenue   Minority Interest     Assets
Three Months Ended June 30, 2002
  Property and casualty insurance
    Massachusetts......................         $255,819       $  4,288       $ 2,041,286
    Other than Massachusetts...........           38,215         (5,954)          260,578
  Real estate and commercial lending...              769            613            34,991
  Corporate and other..................             -            (2,562)            8,790
     Consolidated......................         $294,803       $ (3,615)      $ 2,345,645

Three Months Ended June 30, 2001

  Property and casualty insurance
    Massachusetts......................         $252,918       $ 34,850       $ 1,853,474
    Other than Massachusetts...........           34,511          1,108           239,236
  Real estate and commercial lending...            1,036          1,036            47,798
  Corporate and other..................              851         (1,071)            5,183
     Consolidated......................         $289,316       $ 35,923       $ 2,145,691

 6. Liabilities for unpaid losses and loss adjustment expenses at June 30, 2002 and December 31, 2001 consist of:

                                                            June 30,     December 31,
                                                              2002           2001
Net voluntary unpaid losses and LAE reserves.............   $596,004       $558,635
Voluntary salvage and subrogation recoverable............    (78,493)       (73,393)
Assumed unpaid loss and LAE reserves from C.A.R..........    138,269        125,787
Assumed salvage and subrogation recoverable from C.A.R...    (20,695)       (20,695)
 Total voluntary and assumed unpaid loss and LAE reserves    635,085        590,334
Adjustment for ceded unpaid loss and LAE reserves........    112,062        100,290
Adjustment for ceded salvage and subrogation recoverable.     (9,000)        (9,000)
 Total unpaid loss and LAE reserves......................   $738,147       $681,624

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

 8.   Earnings Per Share

      Net earnings per basic common share are computed by dividing net earnings by the weighted average number of basic common shares outstanding. The weighted average number of basic common shares outstanding for the six months ended June 30, 2002 and 2001 were 33,025,426 and 33,753,352, respectively. Weighted average number of basic common shares outstanding is determined by taking the average of the following calculation for a specified period of time: The daily amount of (1) the total issued outstanding common shares minus (2) the total Treasury Stock purchased.

      Earnings per diluted common share are based on the weighted average number of diluted common shares outstanding during each period. The weighted average number of diluted common shares outstanding for the six months ended June 30, 2002 and 2001 were 33,355,669 and 33,769,053, respectively. The Company's only potentially dilutive instruments are stock options outstanding and dilution from these is not significant.

 9.   Transfer of Business from Berkshire Mutual Insurance Company and
MassWest

      The Company entered into an agreement on September 28, 2001, with Berkshire Mutual Insurance Company ("Berkshire") for the transfer of Massachusetts personal automobile business written by Berkshire to The Commerce Insurance Company, effective January 1, 2002 as mentioned in the recent 10K filing. In consideration of offering to write the business from Berkshire, The Commerce Insurance Company received $7.0 million or $0.14 per share (diluted) in early 2002 that was recognized as Other Income during the first quarter.

      The Company entered into an agreement on July 15, 2002, with MassWest Insurance Company for the transfer of Massachusetts personal automobile business written by MassWest to The Commerce Insurance Company, effective November 1, 2002. Under terms of the agreement, Commerce Insurance shall offer agency contracts to independent agencies that represent MassWest for personal automobile insurance in Massachusetts. This will allow agents of MassWest the opportunity to offer Commerce automobile insurance policies to their customers, who are currently insured by MassWest, beginning with policies that renew after that date. Commerce will assume all of MassWest's obligations for future policy years beyond 2002 under the Massachusetts residual market system, commonly known as C.A.R. (Commonwealth Automobile Reinsurers), and receive consideration of $2.5 million, from MassWest.

10.   Contingency Related to Commonwealth Automobile Reinsurers ("C.A.R.")

	      Member companies of C.A.R. have joint and several liabilities for the obligations of C.A.R. If one member of C.A.R. fails to pay its assessments, the remaining members of C.A.R. will be required to pay the pro-rata share of the member who fails to pay its obligations. At the present time, the Company is not aware of any C.A.R. member company who has failed to meet their obligations.

      In a letter to the Massachusetts Insurance Commissioner (the "Commissioner") dated June 25, 2002, the Massachusetts Attorney General reported that, based on his examination of available information, he "believes that the C.A.R. plan for providing access to insurance in the residual market does not comply with the C.A.R. enabling statute, and must be changed to produce a fair and equitable market". The Attorney General's letter describes several factors that he believes support his findings and which he believes should be corrected in order to comply with Massachusetts law governing C.A.R.

        The Commerce Group, Inc. and Subsidiaries
   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios
                 and Other Information)
                       (Continued)

The Attorney General's letter calls on the Commissioner to work with him to address these issues. It is uncertain whether and to what extent the issues raised by the Attorney General will be addressed by the Commissioner. We cannot be certain whether changes, if any, would have an adverse material impact on the Company.

11.   Closed-end Preferred Stock Mutual Funds

      The following table reflects the shares held, percentage of ownership, carrying value at equity, book value, market value, and value of shares at net asset value, by fund at June 30, 2002 and December 31, 2001:

                                     June 30, 2002

             Fund              Carrying                   Quoted      Value of
   Fund     Shares     % of      Value        Book        Market   Shares at Net
 Symbol(1)   Held   Ownership  at Equity      Value       Value      Asset Value
   PGD     2,539,900   30.4%    $ 31,952    $ 28,006    $ 30,352      $ 31,952
   PPF     2,373,800   32.7%      29,103      26,298      28,319        29,103
   PDF     4,685,500   31.3%      41,982      42,400      43,716        41,982
   PDT     5,431,300   36.2%      60,939      58,750      57,029        60,939
   DIV     3,622,400   36.6%      49,880      50,319      49,591        49,880
   PFD     2,906,800   29.5%      40,782      43,604      44,328        40,782
   PFO     3,933,143   35.3%      43,855      47,424      47,945        43,855

          Total                 $298,493    $296,801    $301,280      $298,493

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

(1) John Hancock Patriot Global Dividend Fund ("PGD"), John Hancock Patriot Preferred Dividend Fund
("PPF"), John Hancock Patriot Premium Dividend I Fund ("PDF"), John Hancock Patriot Premium Dividend
II Fund ("PDT"), John Hancock Patriot Select Dividend Fund ("DIV"), Preferred Income Fund ("PFD"),
Preferred Income Opportunity Fund ("PFO").

   The Commerce Group, Inc. and Subsidiaries
   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios
               and Other Information)
                     (Continued)

12.   Change in Accounting Principle

     As mentioned in the recent Form 10-K, and March 31, 2002 Form 10-Q filings, due to the effect of a change in accounting principle related to SFAS No. 142, the Company recorded income during the six months ended June 30, 2002, net of taxes, of $11,237 or $0.34 per share (diluted). This amount represents the remaining unamortized negative goodwill related to preferred stock mutual funds and the remaining excess of book value of subsidiary interest over cost relating to the 1999 acquisition of American Commerce Insurance Company. Negative goodwill and the excess of book value of subsidiary interest over cost occur in an acquisition when the underlying value of the assets purchased exceed the purchase price. The subsequent recognition of income that occurs as these items are eliminated is not a taxable event but instead becomes part of the basis of the acquired asset.

13.   Subsequent Event

      Effective July 1, 2002, the Company entered into a retrocessional reinsurance agreement with one of its quota-share reinsurers who maintains a one third participation in the Company's 75% quota-share treaty. For a premium paid to the Company, the Company will indemnify the reinsurer if the reinsurer incurs a loss for a single event or occurrence over a certain threshold. Losses assumed by the reinsurer must first exceed $15,000 before a reimbursement will be made, by the Company, to the reinsurer. The Company's exposure to the reinsurer under this agreement is for a maximum of $35,000. The threshold translates into a $60,000 total loss event or occurrence to the Company, $15,000 of which represents the reinsurers 25% portion of the quota-share treaty.

     Also, effective July 1, 2002, the Company amended its quota-share reinsurance program in the event of terrorist acts. The maximum reimbursement to the Company from its quota-share reinsurers will be limited to $50,000 in the event of certain defined terrorist acts. The Company believes its exposure in excess of this limit to be very remote based upon the types of coverage offered by the Company. The Company's main area of business is in the personal lines market and it has no single retained exposure to commercial risks in excess of $1,000.

      MANAGEMENT'S DISCUSSION AND ANALYSIS
         Three months ended June 30, 2002 compared to
               three months ended June 30, 2001
              (Thousands of Dollars Except Per Share Data)

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

Premiums

     The following table compares direct premiums written, net premiums written and earned premiums for the three months ended June 30, 2002 and 2001:

                                                       Three Months Ended June 30,
                                                  2002       2001      Change    % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts........  $257,653   $209,966   $ 47,687     22.7%
  Personal Automobile in all other states.....    35,771     28,924      6,847     23.7
  Commercial Automobile in Massachusetts......    17,731     14,770      2,961     20.0
  Commercial Automobile in all other states...     1,206        172      1,034    601.2
  Homeowners in Massachusetts.................    22,300     18,583      3,717     20.0
  Homeowners in all other states..............     7,242      4,840      2,402     49.6
  Other lines in Massachusetts................     6,108      4,477      1,631     36.4
  Other lines in all other states.............       201        158         43     27.2
     Total Direct Premiums Written............  $348,212   $281,890   $ 66,322     23.5%

Net Premiums Written:
  Personal Automobile in Massachusetts........  $265,930   $212,269   $ 53,661     25.3%
  Personal Automobile in all other states.....    35,754     28,911      6,843     23.7
  Commercial Automobile in Massachusetts......    21,776     16,398      5,378     32.8
  Commercial Automobile in all other states...     1,170        166      1,004    604.8
  Homeowners in Massachusetts.................     6,195      5,146      1,049     20.4
  Homeowners in all other states..............     1,753      1,191        562     47.2
  Other lines in Massachusetts................     1,860        762      1,098    144.1
  Other lines in all other states.............        58         33         25     75.8
     Total Net Premiums Written...............  $334,496   $264,876   $ 69,620     26.3%

Earned Premiums:
  Personal Automobile in Massachusetts........  $212,921   $191,808   $ 21,113     11.0%
  Personal Automobile in all other states.....    35,318     28,445      6,873     24.2
  Commercial Automobile in Massachusetts......    13,375     10,192      3,183     31.2
  Commercial Automobile in all other states...       633        154        479    311.0
  Homeowners in Massachusetts.................     5,311      4,675        636     13.6
  Homeowners in all other states..............     1,258      1,043        215     20.6
  Other lines in Massachusetts................     1,975        530      1,445    272.6
  Other lines in all other states.............        49         38         11     28.9
  Assumed Premiums from C.A.R.................    25,493     17,916      7,577     42.3
  Assumed Premiums from other than C.A.R......        77         62         15     24.2
     Total Earned Premiums....................  $296,410   $254,863   $ 41,547     16.3%

  Earned Premiums in Massachusetts............  $233,582   $207,205   $ 26,377     12.7%
  Earned Premiums-Assumed.....................    25,570     17,978      7,592     42.2
  Earned Premiums in all other states.........    37,258     29,680      7,578     25.5
     Total Earned Premiums....................  $296,410   $254,863   $ 41,547     16.3%

  The Commerce Group, Inc. and Subsidiaries
      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (Continued)

     The $47,687, or 22.7% increase, in Massachusetts personal automobile direct premiums written during the second quarter of 2002 resulted primarily from a 4.8% increase in average written premium per written exposure coupled with a 16.3% increase in the number of exposures written. Approximately half of the growth in new business was driven by increases from existing agents and, half from agents representing other companies (Horace Mann Insurance Company and Berkshire) that have ceased writing personal automobile business in Massachusetts. The increase in other than Massachusetts personal automobile and homeowners business was primarily attributable to book transfers in various states. Additionally, the increase in homeowners in other states is impacted by contraction of authority to write homeowner business by competitors.

     The Company's increase in Massachusetts commercial automobile and homeowner premiums is directly related to an effort to increase writings in this line of business.

     The $41,547, or 16.3% increase, in total earned premiums during the second quarter of 2002 as compared to the second quarter of 2001 was primarily attributable to increases in personal automobile business, coupled with the increase in business assumed from C.A.R., which was the result of increased market share and increased business written through C.A.R. by the industry.

Investment Income

     Net investment income is affected primarily by the composition of the Company's investment portfolio. The following table summarizes the composition of the Company's investment portfolio, at cost, at June 30, 2002 and 2001:

                                                                June 30,
                                                            % of                  % of
                                                 2002      Invest.     2001      Invest.
   Fixed maturities (GNMA & FNMA mortgage-
     backed bonds, corporate bonds, U.S.
     Treasury bonds and notes and tax-
     exempt state and municipal bonds)......  $  627,754    41.4%   $  638,457     44.2%

   Preferred stocks.........................     290,573    19.1       270,224     18.7
   Common stocks............................      85,701     5.6        87,703      6.1
   Closed-end preferred stock mutual funds..     296,801    19.6       285,148     19.7

   Mortgages and collateral loans (net of
     allowance for possible loan losses)....      34,422     2.3        46,937      3.2
   Cash and cash equivalents................     147,981     9.7        92,840      6.4
   Other investments........................      35,324     2.3        24,818      1.7
       Total investments....................  $1,518,556   100.0%   $1,446,127    100.0%

     The Company's strategy continues to focus on maximizing after-tax investment income through investing in high quality securities coupled with acquiring equity investments, which may forgo current investment yield in favor of potential higher yielding capital appreciation in the future.

     As depicted in the accompanying table, second quarter 2002 net investment income decreased $568, or 2.2%, compared to the same period in 2001, principally as a result of a decrease in yield offset by an increase in average invested assets at cost. The decrease in yield is primarily due to lower short-term yields on larger cash and cash equivalents balances, coupled with an environment of lower long-term yields and higher yielding investment securities being called. The Company continues to monitor interest rates on long-term securities and intends to maintain its high cash position until such time as the Company believes long-term rates have appropriately firmed. Net investment income as a percentage of total average investments was 6.3% in the second quarter of 2002 compared to 6.8% for the same period in 2001. After tax net investment income as a percentage of total average investments was 5.0% and 5.5% in the second quarter of 2002 and 2001, respectively.

 The Commerce Group, Inc. and Subsidiaries
      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (Continued)

Investment Return                                     Quarter Ending June 30,
(Dollars in thousands)                              2002                  2001
   Average month-end investments (at cost)...    $1,568,410            $1,495,471
   Net investment income.....................        24,873                25,441
   Net investment income after-tax...........        19,762                20,519
   Net investment income as a percentage
     of average net investments (at cost)....           6.3%                  6.8%
   Net investment income after-tax as a
     percentage of average net
     investments (at cost)...................           5.0%                  5.5%

Investment Gains and (Losses)

     Net realized investment losses totaled $31,545 during the second quarter of 2002 as compared to realized investment gains of $3,857 during the same period in 2001 as detailed below.

     Net realized gains (losses) by category for the quarter ended June 30, are as follows:

                                                       June 30,         June 30,
                                                        2002              2001
* Closed-end preferred stock mutual funds.........    $(17,777)         $  5,894
  Venture capital fund investments................      (1,043)           (1,562)
  Bonds...........................................      (3,345)              374
  Common and preferred stocks.....................      (9,311)             (989)
  Other...........................................         (69)              140
      Net realized investment losses..............    $(31,545)         $  3,857

*The 2001 amount includes $2,533 relating to the amortization of negative goodwill, at the time of purchase, of these securities.

     The 2002 realized losses were primarily impacted by declines in the market values of investments held by closed end preferred stock mutual funds totaling $18,185 and other than temporary declines in the market value of investments of $11,734.

Loss and Loss Adjustment Expenses

     Loss and Loss Adjustment Expenses incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") increased to 74.6% for the second quarter of 2002 compared to 73.5% for the second quarter of 2001. The Company experienced an improvement in its voluntary loss ratio as a result of a milder winter, however this was offset by: (1) higher private passenger automobile losses from the Commonwealth Automobile Reinsurers ("C.A.R") as a result of increased participation from C.A.R. and higher C.A.R. loss ratios; and (2) higher loss ratios for business outside of Massachusetts, due to current year loss severity increasing coupled with lagging growth in earned premium per exposure.

Policy Acquisition Costs

     As a percentage of net premiums written, underwriting expenses for the insurance companies (on a statutory basis) decreased to 24.1% for the second quarter of 2002 as compared to 24.4% for the same period a year ago. The improvement was primarily due to a lower mandated Massachusetts personal automobile commission rate.

Combined Ratios

	     The combined ratio of losses and expenses (on a statutory basis) was 98.7% in the second quarter of 2002 compared with 97.9% for the same period a year ago. This resulted in an underwriting profit for the second quarter of 2002 of 1.3% as compared to a profit of 2.1% for the second quarter of 2001.

  The Commerce Group, Inc. and Subsidiaries
       MANAGEMENT'S DISCUSSION AND ANALYSIS
                    (Continued)

Income Taxes

     Income taxes, for the three months ended June 30, 2002, were impacted by the magnitude of the realized investment losses during the quarter. The effective tax rate for the six months ended June 30, 2002 was 18.2%, down from 26.3% for the three months ended March 31, 2002. In both 2002 and 2001, the effective tax rate was also lower than the statutory rate of 35% due to tax-exempt interest and the corporate dividends received deduction.

Net Earnings (Loss)

     During the second quarter of 2002 the company incurred a net loss of $245 as compared to net earnings of $28,200 for the same period of 2001. Operating earnings represent net earnings adjusted for certain items the Company believes are not indicative of operating results. Operating earnings, which consist of net earnings exclusive of the after-tax impact of net realized investment losses, were $22,762 or $0.68 per share (diluted) in the second quarter of 2002, compared to $26,580 or $0.78 per share (diluted) in the second quarter of 2001.

Pro-Forma Operating Earnings
                                                         June 30,              June 30,
                                                           2002                  2001
Pro-Forma Operating Earnings:
  Net Earnings (Loss).................................  $   (245)             $ 28,200
  Less Net Realized (Gains) Losses, Net of Tax Benefit    23,007*               (1,620)

    Pro-Forma Operating Earnings......................  $ 22,762              $ 26,580

Pro Forma Operating Earnings Per Share (Diluted):
  Net Earnings (Loss) Share...........................  $  (0.01)             $   0.83
  Less Per Share Net Realized (Gains) Losses,
    Net of Tax Benefit................................       .69                 (0.05)

    Pro-Forma Operating Earnings Per Share............  $   0.68              $   0.78

*The tax benefit of the realized investment losses is lower than the calculated statutory rate of 35% by $2.5 million. This is due to the magnitude of realized investment losses and the effect on the required calculation of the annualized tax rate as applied to the second quarter results to pretax earnings.

   The Commerce Group, Inc. and Subsidiaries
       MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (Continued)
           Six months ended June 30, 2002 compared to
               six months ended June 30, 2001
              (Thousands of Dollars Except Per Share Data)

Premiums

     The following table compares direct premiums written, net premiums written and earned premiums for the six months ended June 30, 2002 and 2001:

                                                         Six Months Ended June 30,
                                                  2002       2001      Change    % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts........  $558,310   $466,756   $ 91,554     19.6%
  Personal Automobile in all other states.....    71,346     60,623     10,723     17.7
  Commercial Automobile in Massachusetts......    38,801     30,069      8,732     29.0
  Commercial Automobile in all other states...     1,992        346      1,646    475.7
  Homeowners in Massachusetts.................    37,686     32,143      5,543     17.2
  Homeowners in all other states..............    12,540      8,836      3,704     41.9
  Other lines in Massachusetts................    10,906      8,398      2,508     29.9
  Other lines in all other states.............       348        317         31      9.8
     Total Direct Premiums Written............  $731,929   $607,488   $124,441     20.5%

Net Premiums Written:
  Personal Automobile in Massachusetts........  $569,058   $469,234   $ 99,824     21.3%
  Personal Automobile in all other states.....    71,314     60,594     10,720     17.7
  Commercial Automobile in Massachusetts......    42,787     30,702     12,085     39.4
  Commercial Automobile in all other states...     1,930        337      1,593    472.7
  Homeowners in Massachusetts.................    10,783      9,090      1,693     18.6
  Homeowners in all other states..............     3,020      2,172        848     39.0
  Other lines in Massachusetts................     3,038      1,848      1,190     64.4
  Other lines in all other states.............       107         71         36     50.7
     Total Net Premiums Written...............  $702,037   $574,048   $127,989     22.3%

Earned Premiums:
  Personal Automobile in Massachusetts........  $417,186   $383,776   $ 33,410      8.7%
  Personal Automobile in all other states.....    67,815     55,339     12,476     22.5
  Commercial Automobile in Massachusetts......    26,237     19,634      6,603     33.6
  Commercial Automobile in all other states...     1,081        212        869    409.9
  Homeowners in Massachusetts.................    10,692      9,312      1,380     14.8
  Homeowners in all other states..............     2,423      2,050        373     18.2
  Other lines in Massachusetts................     3,408      1,485      1,923    129.5
  Other lines in all other states.............        93         76         17     22.4
  Assumed Premiums from C.A.R.................    48,046     36,270     11,776     32.5
  Assumed Premiums from other than C.A.R......       193        142         51     35.9
     Total Earned Premiums....................  $577,174   $508,296   $ 68,878     13.6%

  Earned Premiums in Massachusetts............  $457,523   $414,207   $ 43,316     10.5%
  Earned Premiums-Assumed.....................    48,239     36,412     11,827     32.5
  Earned Premiums in all other states.........    71,412     57,677     13,735     23.8
     Total Earned Premiums....................  $577,174   $508,296   $ 68,878     13.6%

  The Commerce Group, Inc. and Subsidiaries
      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  (Continued)

     The $91,554, or 19.6% increase, in Massachusetts personal automobile direct premiums written during the first six months of 2002 resulted primarily from a 5.7% increase in average written premium per written exposure coupled with a 12.8% increase in the number of exposures written. Approximately one third of the growth in new business was driven by increases from existing agents and, two thirds from agents representing other companies (Horace Mann Insurance Company and Berkshire) that have ceased writing personal automobile business in Massachusetts. The increase in other than Massachusetts personal automobile and homeowners business was primarily attributable to book transfers in various states. Additionally, the increase in homeowners in other states is impacted by contraction of authority to write homeowner business by competitors.

     The Company's increase in Massachusetts commercial automobile and homeowner premiums is directly related to an effort to increase writings in this line of business.

     The $68,878, or 13.6% increase, in total earned premiums during the first six months of 2002 as compared to the first six months of 2001 was primarily attributable to increases in personal automobile business, coupled with an increase in business assumed from C.A.R., which was the result of increased market share and increased business written through C.A.R. by the industry.

Investment Income

     Net investment income is affected primarily by the composition of the Company's investment portfolio. The following table summarizes the composition of the Company's investment portfolio, at cost, at June 30, 2002 and 2001:

                                                                June 30,
                                                            % of                  % of
                                                 2002      Invest.     2001      Invest.
   Fixed maturities (GNMA & FNMA mortgage-
     backed bonds, corporate bonds, U.S.
     Treasury bonds and notes and tax-
     exempt state and municipal bonds)......  $  627,754    41.4%   $  638,457     44.2%

   Preferred stocks.........................     290,573    19.1       270,224     18.7
   Common stocks............................      85,701     5.6        87,703      6.1
   Closed-end preferred stock mutual funds..     296,801    19.6       285,148     19.7

   Mortgages and collateral loans (net of
     allowance for possible loan losses)....      34,422     2.3        46,937      3.2
   Cash and cash equivalents................     147,981     9.7        92,840      6.4
   Other investments........................      35,324     2.3        24,818      1.7
       Total investments....................  $1,518,556   100.0%   $1,446,127    100.0%

     The Company's strategy continues to focus on maximizing after-tax investment income through investing in high quality securities coupled with acquiring equity investments, which may forgo current investment yield in favor of potential higher yielding capital appreciation in the future.

     As depicted in the accompanying table, six month 2002 net investment income decreased $2,688 or 5.3%, compared to the same period in 2001, principally as a result of a decrease in yield offset by an increase in average invested assets at cost. The decrease in yield is primarily due to lower short-term yields on larger cash and cash equivalents balances, coupled with an environment of lower long-term yields and higher yielding investment securities being called. The Company continues to monitor interest rates on long-term securities and intends to maintain its high cash position until such time as the Company believes long-term rates have appropriately firmed. Net investment income as a percentage of total average investments was 6.1% in the first six months ended June 30, 2002 compared to 6.7% for the same period in 2001. After tax net investment income as a percentage of total average investments was 4.8% and 5.4% in the first six months of 2002 and 2001, respectively.

  The Commerce Group, Inc. and Subsidiaries
      MANAGEMENT'S DISCUSSION AND ANALYSIS
                (Continued)

Investment Return                                   Six Months Ending June 30,
(Dollars in thousands)                              2002                  2001
   Average month-end investments (at cost)...    $1,557,120            $1,499,429
   Net investment income.....................        47,791                50,479
   Net investment income after-tax...........        37,611                40,754
   Net investment income as a percentage
     of average net investments (at cost)....           6.1%                  6.7%
   Net investment income after-tax as a
     percentage of average net
     investments (at cost)...................           4.8%                  5.4%

Investment Losses

     Net realized investment losses totaled $34,992 during the first six months of 2002 as compared to $6,341 during the same period in 2001 as detailed below.

     Net realized losses by category for the quarter ended June 30, are as follows:

                                                       June 30,         June 30,
                                                        2002              2001
* Closed-end preferred stock mutual funds.........    $(19,025)         $  2,653
  Venture capital fund investments................      (2,974)           (8,016)
  Bonds...........................................      (3,540)              108
  Common and preferred stocks.....................      (9,367)           (1,038)
  Other...........................................         (86)              (48)
      Net realized investment losses..............    $(34,992)         $ (6,341)

*The 2001 amount includes $331 relating to the amortization of negative goodwill, at the time of purchase, of these securities.

     The 2002 realized losses were primarily impacted by declines in market values of investments held by closed end preferred stock mutual funds totaling $19,546 and other than temporary declines in market values of investments of $11,734.

Loss and Loss Adjustment Expenses

     Loss and Loss Adjustment Expenses incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") increased to 75.7% for the first six months of 2002 compared to 75.3% for the first six months of 2001. The Company experienced an improvement in its voluntary loss ratio, primarily as a result of a milder winter, however this was offset by: (1) higher private passenger automobile losses from the Commonwealth Automobile Reinsurers ("C.A.R") as a result of increased participation from C.A.R. and higher C.A.R. loss ratios. The estimated impact of the additional 2002 C.A.R. losses decreased earnings by approximately $0.18 per diluted share. The Company anticipates similar results from C.A.R. for the remainder of the year, and (2) higher loss ratios for business outside of Massachusetts, due to current year loss severity increasing coupled with lagging growth in earned premium per exposure.

Policy Acquisition Costs

     As a percentage of net premiums written, underwriting expenses for the insurance companies (on a statutory basis) decreased to 22.5% for the first six months of 2002 as compared to 23.5% for the same period a year ago.
The improvement was primarily due to a lower mandated Massachusetts personal automobile commission rate.

Combined Ratios

	     The combined ratio of losses and expenses (on a statutory basis) was 98.2% in the first six months of 2002 compared with 98.8% for the same period a year ago. This resulted in an underwriting profit for the first six months of 2002 of 1.8% as compared to 1.2% for the first six months of 2001.

 The Commerce Group, Inc. and Subsidiaries
       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 (Continued)

Income Taxes

     The Company's effective tax rate, excluding the change in accounting principle, was 18.5% for the six months ended June 30, 2002 as compared to 19.4% for the same period in 2001. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends received deduction. The lower effective tax rate for 2002 was the result of realized investment losses and tax-exempt interest and the dividends received deduction comprising a greater portion of earnings before taxes. The magnitude of the realized investment losses affected the required calculation of the annualized tax rate as applied to the second quarter results.

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

Change in Accounting Principle

     As mentioned in the recent Form 10-K, and March 31, 2002 Form 10-Q filings, due to the effect of a change in accounting principle related to SFAS No. 142, the Company recorded income during the six months ended June 30, 2002, net of taxes, of $11,237 or $0.34 per share (diluted). This amount represents the remaining unamortized negative goodwill related to preferred stock mutual funds and the remaining excess of book value of subsidiary interest over cost relating to the 1999 acquisition of American Commerce Insurance Company. Negative goodwill and the excess of book value of subsidiary interest over cost occur in an acquisition when the underlying value of the assets purchased exceed the purchase price. The subsequent recognition of income that occurs as these items are eliminated is not a taxable event but instead becomes part of the basis of the acquired asset.

Net Earnings

     Net earnings decreased $7,651, or 17.9%, to $35,171 during the first six months of 2002 as compared to $42,822 for the same period a year ago. Operating earnings represent net earnings adjusted for certain items the Company believes are not indicative of operating results. Operating earnings, which consist of net earnings exclusive of the after-tax impact of net realized investment losses and the income effect of a required change in accounting principle, were $49,182, or $1.47 per share (diluted), in the first six months of 2002, compared to $47,060, or $1.39 per share (diluted), in the first six months of 2001.

   The Commerce Group, Inc. and Subsidiaries
       MANAGEMENT'S DISCUSSION AND ANALYSIS
                  (Continued)

Pro-Forma Operating Earnings

                                                         June 30,              June 30,
                                                           2002                  2001
Pro-Forma Operating Earnings:
  Net Earnings........................................  $ 35,171              $ 42,822
  Less Net Realized Losses, Net of Tax Benefit........    25,248*                4,238
  Less Change in Accounting Principle.................   (11,237)                 -
    Pro-Forma Operating Earnings......................  $ 49,182              $ 47,060

Pro Forma Operating Earnings Per Share (Diluted):

 Net Earnings Share...................................  $   1.05              $   1.27
  Less Per Share Net Realized Losses,
    Net of Tax Benefit................................       .76                   .12
  Less Per Share Change in Accounting Principle.......     (0.34)                  -
    Pro-Forma Operating Earnings Per Share............  $   1.47              $   1.39

*The tax benefit of the realized investment losses is lower than the calculated statutory rate of 35% by $2.5 million. This is due to the magnitude of realized investment losses and the effect on the required calculation of the annualized tax rate as applied to the second quarter results to pretax earnings.

   The Commerce Group, Inc. and Subsidiaries
       MANAGEMENT'S DISCUSSION AND ANALYSIS
                    (Continued)

                Liquidity and Capital Resources

     The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page 3 and the Consolidated Statements of Cash Flows on pages 5 and 6. Stockholders' equity increased by $17,843 during the first six months of 2002 as compared to December 31, 2001. The increase resulted from $35,171 in net earnings coupled with changes in other comprehensive income, net of income taxes, on fixed maturities and preferred and common stocks of $13,666 and a $6,382 increase which resulted from the issuance of capital stock, offset by dividends paid to stockholders of $20,165 coupled with treasury stock purchases of $17,211. Total assets at June 30, 2002 increased $205,563 or 9.6% to $2,345,645 as compared to total assets of $2,140,082 at December 31, 2001. The major components of this growth are an increase of $85,096 or 34.6% in premiums receivable, coupled with a $49,764 or 3.3% increase to invested assets, at market value and equity and a $20,919 or 17.9% increase in deferred policy acquisition costs. The increase to premiums receivable is attributable to increased Massachusetts business coupled with the seasonality of the policy effective dates of the Company's business.
     The Company's liabilities totaled $1,511,079 at June 30, 2002 as compared to $1,327,808 at December 31, 2001. The $183,271 or 13.8%
increase was primarily comprised of an increase of $134,955 or 24.0% in unearned premiums. The significant increase to the Company's unearned premium was attributable to the increased business, mentioned previously, coupled with seasonality of the policy effective dates of the Company's business.
     The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments as reflected in the Consolidated Statements of Cash Flows on pages 5 and 6.

     The Company's operating activities provided cash of $92,168 in the first six months of 2002, as compared to $25,746 during the same period a year ago, representing an increase of $66,422 or 258.0%. The primary reason for this increase is that the increase in premiums collected outpaced the increase in loss and policy acquisition payments.

     For the first six months of 2002 net cash flows from investing activities used cash of $61,823, as compared to net cash flows provided by investing activities of $16,487 for the same period in 2001. The majority of the $78,310 difference was a $75,723 increase in purchases of fixed maturities coupled with a $38,418 increase in purchases of equity securities offset by a $40,097 increase in proceeds from fixed maturities. Investing activities were funded by accumulated cash and cash provided by operating activities during 2002 and 2001.

     Cash flows used in financing activities totaled $30,994 during the first six months of 2002 compared to $19,914 during the same period a year ago. The 2002 cash flows used in financing activities consisted of dividends paid to stockholders of $20,165 and $17,211 used to purchase 438,644 shares of treasury stock under the Company's stock buyback program, offset by $6,382 which resulted from the issuance of capital stock. The 2001 cash flows used in financing activities consisted of only dividends paid to stockholders of $19,914.

  The Commerce Group, Inc. and Subsidiaries
     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 (Continued)

     The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. The carrying value (at market and equity) of total investments at June 30, 2002 was $1,547,965. At June 30, 2002, the Company held cash and cash equivalents of $147,981. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company continues to monitor interest rates on long-term securities and intends to maintain its high cash position until such time as the Company believes long-term rates have appropriately firmed.

      Effective July 1, 2002, the Company entered into a retrocessional reinsurance agreement with one of its quota-share reinsurers who maintains a one third participation in the Company's 75% quota-share treaty. For a premium paid to the Company, the Company will indemnify the reinsurer if the reinsurer incurs a loss for a single event or occurrence over a certain threshold. Losses assumed by the reinsurer must first exceed $15,000 before a reimbursement will be made, by the Company, to the reinsurer. The Company's exposure to the reinsurer under this agreement is for a maximum of $35,000. The threshold translates into a $60,000 total loss event or occurrence to the Company, $15,000 of which represents the reinsurers 25% portion of the quota-share treaty.

     Also, effective July 1, 2002, the Company amended its quota-share reinsurance program in the event of terrorist acts. The maximum reimbursement to the Company from its quota-share reinsurers will be limited to $50,000 in the event of certain defined terrorist acts. The Company believes its exposure in excess of this limit to be very remote based upon the types of coverage offered by the Company. The Company's main area of business is in the personal lines market and it has no single retained exposure to commercial risks in excess of $1,000.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's annualized statutory premiums to surplus ratio was 1.79 to 1.00 and 1.55 to 1.00 for the period ended June 30, 2002 and 2001, respectively.

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

   The Commerce Group, Inc. and Subsidiaries
           MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (Continued)

    The Company's exposure to interest rate changes at June 30, 2002 was as follows: A 200 basis point increase results in a $92,962 decrease in the market value of the fixed maturities and preferred stocks. A 200 basis point decrease results in a $52,313 increase in the market value of the same securities.

                    Stock Buyback and Dividends

     The Company purchased 438,644 shares of Treasury stock under the buyback program through June 30, 2002 at an average cost of $39.24. At June 30, 2002, the Company had the authority to purchase approximately 1,835,000 additional shares of common stock under the current Board of Directors' stock re-purchase authorization.

     On June 21, 2002, the Company paid a quarterly dividend of $0.31 to stockholders of record as of June 1, 2002. The Company increased its quarterly dividend to stockholders from $0.30 to $0.31 during the second quarter.

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


 Additional Financial Information Available on Company Website

     Additional supplemental financial information is available on the Company's website at http://www.commerceinsurance.com, under the "Links" section of the "News & Investors" tab.

  The Commerce Group, Inc. and Subsidiaries

               PART II - OTHER INFORMATION



ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS


     On May 17, 2002, at the Annual Meeting of the stockholders of the Company, the number of directors was fixed at 17 and the slate of Directors as presented in the Annual Proxy was approved. The votes as tabulated by EquiServe Trust Company were as follows:


                                          Total Vote For        Total Vote Withheld
                                           Each Director         From Each Director

Herman F. Becker                            27,112,908                364,242
Joseph A. Borski, Jr.                       27,309,715                167,435
Eric G. Butler                              27,324,315                152,835
Henry J. Camosse                            27,324,315                152,835
Gerald Fels                                 25,036,450              2,440,700
David R. Grenon                             27,309,715                167,435
Robert W. Harris                            27,324,615                152,535
Robert S. Howland                           27,322,550                154,600
John J. Kunkel                              27,322,150                155,000
Raymond J. Lauring                          27,324,165                152,985
Normand R. Marois                           27,324,615                152,535
Suryakant M. Patel                          27,309,715                167,435
Arthur J. Remillard, Jr.                    27,224,490                252,660
Arthur J. Remillard, III                    26,179,395              1,297,755
Regan P. Remillard                          27,323,050                154,100
Gurbachan Singh                             27,324,615                152,535
John W. Spillane                            25,030,578              2,446,572


     Also, at the Annual Meeting of the Stockholders of the Company, the proposal of the Amended and Restated Compensation Plan was approved. These votes were also tabulated by EquiServe Trust Company and the results were as follows:


                   FOR                  AGAINST                 ABSTAIN
                17,394,905             5,599,394                929,381

  The Commerce Group, Inc. and Subsidiaries


               PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a) Form 8-K - On April 4, 2002, the Company filed a Form 8-K. The purpose was to report an incorrect Form 13F received from Deutsche Bank AG, which was in regards to their percentage of ownership in the Company.


Exhibit 10.23 - Form of Book Value Award Agreement

  The Commerce Group, Inc. and Subsidiaries

           STATEMENT UNDER SECTION 906 OF
           THE SARBANES-OXLEY ACT OF 2002


     The undersigned officers of The Commerce Group, Inc. (the "Company") hereby certify that, as of the date of this statement, the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002 (the "Report") fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of the Company as of and for the three- and six-month periods ended June 30, 2002.

     The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.





Date:  August 13, 2002                          ARTHUR J. REMILLARD, JR.
                                                Arthur J. Remillard, Jr.
                                                Chief Executive Officer


Date:  August 13, 2002                                 GERALD FELS
                                                       Gerald Fels
                                                Chief Financial Officer





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



                               THE COMMERCE GROUP, INC.


                                                 RANDALL V. BECKER
                                                 Randall V. Becker
                                                   Treasurer and
                                             Chief Accounting Officer

                              Exhibit 10.23


                 Form of Book Value Award Agreement


            THIS AGREEMENT (the "Agreement") is entered into as of this 20th day of May, 2002, by and between The Commerce Group, Inc., a
Massachusetts corporation with its principal place of business in Webster, Massachusetts (the "Company"), and [Name] (the "Officer").

                                    Witnesseth:

            WHEREAS, the Board of Directors of the Company has adopted and the stockholders of the Company have approved the Amended and Restated Incentive Compensation Plan on May 17, 2002 (as amended and/or restated, the "Plan"), which authorizes the Compensation Committee of the Board of Directors (the "Committee") to grant various Awards, including Book Value Awards, to officers of the Company and its subsidiaries;

            WHEREAS, the Committee has approved the grant of Book Value Awards to the Officer, subject to the terms and conditions set forth in this Agreement;

            NOW, THEREFORE, it is agreed as follows:

            1. Definitions. Capitalized terms used herein and not otherwise defined shall have the meaning given to them in the Plan.

                        1.1 "Book Value" as used herein shall be the book value of a share of the Company's Common Stock as determined in accordance with generally accepted accounting principles consistently applied in the preparation of the Company's published consolidated financial statements.

                        1.2 "Adjusted Book Value" or "ABV" as used herein shall be the Book Value per share of Common Stock as of December 31, 2004 or as of the earlier date referred to in Sections 3 or 5 hereof (the "BVA Measurement Date"), plus (a) the amount of all cash dividends which the Officer would have been entitled to receive had the Officer owned shares of Common Stock equal to the number of Book Value Awards granted hereunder and held such shares throughout the period beginning January 1, 2002 and ending on the BVA Measurement Date (the "BVA Measurement Period") and (b) the fair market value per share of Common Stock, as of the date of distribution, of all distributions of property made by the Company to holders of Common Stock (other than shares of Common Stock issued by way of a stock split, stock dividend, combination of shares, recapitalization (excluding treasury stock transactions) or the like) that the Officer would have been entitled to receive had the Officer owned shares of Common Stock equal to the number of Book Value Awards granted hereunder and held such shares throughout the BVA Measurement Period, and (c) the impact of treasury stock transactions, calculated as a pro rata share of the excess, if any, paid by the Company in connection with treasury stock transactions over the Book Value of the Company as of December 31, 2001, and (d) excluding changes in unrealized gains or losses in the market value of preferred stocks or bonds during the BVA Measurement Period. For purposes of the foregoing calculation of ABV, any such adjustments in Section 1.2 shall be calculated on the basis of the quarterly weighted average of basic outstanding shares of Common Stock of the Company during the BVA Measurement Period.

            2.         Cash-Only Book Value Awards.

                        2.1 Grants. The Company hereby grants to the Officer [Awards] Book Value Awards (the "Book Value Awards" or "BVA"), which represent a fixed number of Stock Units for which the Officer shall be entitled to receive only a cash payment upon the Settlement Date, subject to the terms and conditions set forth in this Agreement.

                        2.2 Settlement Date. Except as expressly provided in Sections 3.2 and 5 hereof, any cash payment to which the Officer may be entitled hereunder with respect to the Officer's Book Value Awards shall be paid by no later than April 30, 2005 (the "Settlement Date").

                        2.3 Cash Settlement. Provided that the Officer has satisfied the conditions set forth in Section 3 hereof, as applicable, no later than the Settlement Date the Company shall pay to the Officer, in cash, an amount per Book Value Award, if any, as calculated in accordance with the following payment table, rounded to the nearest cent:

                                                          The BVA Payment
If the ABV         But is          The Payment                              Of the Amount
 Exceeds        Not More Than      Per BVA Is              Plus             In Excess Of
$29.20             $30.03            $    0                  60%                $29.20
$30.03             $30.88	            $ 0.50                  70%                $30.03
$30.88             $31.75            $ 1.10                  80%                $30.88
$31.75             $32.63            $ 1.79                  90%                $31.75
$32.63             $33.53            $ 2.58                 100%                $32.63
$33.53             $34.45            $ 3.48                 110%                $33.53
$34.45             $35.38            $ 4.49                 120%                $34.45
$35.38             $36.32            $ 5.60                 130%                $35.38
$36.32             $37.29            $ 6.83                 140%                $36.32
$37.29             $38.27            $ 8.18                 150%                $37.29
$38.27             $39.27	            $ 9.66                 160%                $38.27
$39.27             $40.28            	$11.25                 170%                $39.27
$40.28             $41.32            $12.98                 180%                $40.28
$41.32             $42.37            $14.84                 	190%                $41.32
$42.37                -              $16.84                 200%                $42.37

	3.  Condition to Cash Settlement.

            3.1	  Continuous Employment Requirement.  It shall be a
condition to any payment to be made hereunder that throughout the period beginning on the date hereof and ending on the Settlement Date the Officer shall have been in the continuous employ of the Company or any of its subsidiaries as an officer. The Officer shall be deemed to have been in the continuous employ of the Company or any of its subsidiaries as an officer through the Settlement Date in the event of (a) death, (b) retirement from the Company at age 65 or older, or (c) an approved leave of absence for sickness and/or disability or for any other purpose approved by the Committee.

            3.2. Early Retirement. Notwithstanding Section 3.1, if the Officer retires from the Company at age 55 through age 64, after completing at least ten years of service with the Company, then the "BVA Measurement Date" for such Officer shall be the end of the most recent fiscal quarter preceding the effective date of such retirement from the Company, and the Company shall pay to the retiring Officer the amount due, if any, as calculated in accordance with Section 2.3 above, with such payment to be made to the retiring Officer within sixty days of the Officer's retirement effective date.

	4. Adjustments for Stock Dividends, Stock Splits, Etc. The Committee shall appropriately adjust the amounts set forth in this Agreement, in accordance with the Plan, to the extent necessary to reflect any change in the number of shares of Common Stock issued after the date hereof and prior to the BVA Measurement Date by way of any stock dividend, stock split, combination of shares, recapitalization, stock (including, but not limited to, treasury stock) issuance, or the like, as applicable.

	5.  Change in Control.

            5.1 Measurement Period and Settlement Date. In the event of a "Change in Control" (as defined in the Plan) of the Company, for all purposes hereunder (a) the "BVA Measurement Date" shall mean the date the Change in Control becomes effective, (b) the "BVA Measurement Period" shall be the period beginning on January 1, 2002 and ending on the BVA Measurement Date as defined in this Section 5.1, and (c) the "Settlement Date" shall mean the date that is one hundred and twenty (120) days after the BVA Measurement Date as defined in this Section 5.1.

            5.2  	Book Value in a Change in Control.  For purposes of
calculating the cash payment due upon the Settlement Date under Section 5.1, the Book Value per share of Common Stock (as used in the determination of ABV) shall be deemed to equal the greater of

             (a) the Book Value, as defined in Section 1.1, as reported at the end of the fiscal quarter next following the "BVA Measurement Date" as defined in Section 5.1, or

            (b) the "fair market value" (as hereinafter defined) of a share of Common Stock on the BVA Measurement Date as defined in Section
5.1. For purposes of this Section 5, the "fair market value" of the Common Stock shall be determined based on the daily average of high and low sale prices of the Common Stock for the five trading days including and preceding the BVA Measurement Date, as reported by the securities exchange or automated quotation system on which the Common Stock is listed on the BVA Measurement Date.

	6. No Rights of a Stockholder. Nothing herein shall entitle the Officer to any voting or other rights of an actual owner of shares of Common
Stock.

	7. No Right to Continued Employment. The Officer shall have no right to continued employment by the Company or any of its subsidiaries by virtue of this Agreement, and nothing contained herein shall be construed to limit the Company's right at any time to terminate the Officer's employment, in accordance with the Company's By-laws, with or without cause, subject only to those obligations the Company may have for unpaid salary and/or expenses, in accordance with provisions of law.

	8. Non-Transferability. The Awards and any right to receive payment hereunder shall not be transferable; provided, however, that in the event of the Officer's death, the Officer's beneficiary shall be entitled to receive any payment due hereunder.

	9. Dispute Resolution. In the event of any dispute regarding the calculation of the payment due at the Settlement Date under this Agreement, the matter shall be referred to the Company's independent public accountants, whose determination shall be final and binding.


	IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be duly executed in its name and on its behalf, all as of the date first above written.




	                                                 THE COMMERCE GROUP, INC.


CORPORATE
SEAL

                                              By:
	                                                 Arthur J. Remillard, Jr.
                                                 President and
                                                 Chief Executive Officer




                                                 [Name], the Officer