Form 10-Q
period 2002-09-30
COMMERCE GROUP INC /MA
filed 2002-11-13
CIK 811612

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



   For Quarter Ended September 30, 2002 Commission File Number 0-16882



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

      As of November 1, 2002, the number of shares outstanding of the Registrant's common stock (excluding Treasury Shares) was
                                32,434,721

                                 The Commerce Group, Inc.


                                   Table of Contents

                                                                       Page No.

Part I - Financial Information
Consolidated Balance Sheets at
    September 30, 2002 (Unaudited) and December 31, 2001...............    3

Consolidated Statements of Earnings for the
    Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)    4

Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 2002 and 2001 (Unaudited)..........    5

Consolidated Statements of Cash Flows - Reconciliation of Net Earnings
    to Net Cash Provided by Operating Activities for the Nine Months
    Ended September 30, 2002 and 2001 (Unaudited)......................    6

Notes to Unaudited Consolidated Financial Statements...................    7

Management's Discussion and Analysis...................................   13



Part II - Other Information

Item 6
    Exhibits and Reports on Form 8-K...................................   25

Signature..............................................................   26

Certifications.........................................................   27

           THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                         (Thousands of Dollars)

                                                                                              September 30,  December 31,
                                                                                                  2002           2001
                                                                                               (Unaudited)
                                                ASSETS
    Investments:
      Fixed maturities, at market (cost:  $716,076 in 2002 and $618,775 in 2001).............  $  726,169     $  626,482
      Preferred stocks, at market (cost:  $305,468 in 2002 and $256,582 in 2001).............     305,782        248,101
      Common stocks, at market (cost:  $85,701 in 2002 and $87,704 in 2001)..................      92,219        107,458
      Preferred stock mutual funds, at equity (cost:  $294,079 in 2002 and $294,948 in 2001).     282,257        309,282
      Mortgage loans on real estate and collateral notes receivable (less allowance for
        possible loan losses of $632 in 2002 and $660 in 2001)...............................      31,586         39,505
      Cash and cash equivalents..............................................................      80,829        148,630
      Other investments (cost: $37,399 in 2002 and $28,291 in 2001)..........................      24,937         18,743
          Total investments..................................................................   1,543,779      1,498,201

    Accrued investment income................................................................      14,426         15,539
    Premiums receivable (less allowance for doubtful receivables of $1,761 in 2002 and
      $1,565 in 2001)........................................................................     341,050        246,221
    Deferred policy acquisition costs........................................................     142,627        116,557
    Property and equipment, net of accumulated depreciation..................................      50,282         40,014
    Residual market receivable
      Losses and loss adjustment expenses....................................................      92,815         81,433
      Unearned premiums......................................................................      60,025         44,399
    Due from reinsurers......................................................................      88,153         70,450
    Current income taxes.....................................................................       3,942           -
    Deferred income taxes....................................................................      26,600         16,993
    Receivable for investments sold..........................................................         227            838
    Other assets.............................................................................      14,485          9,437

          Total assets.......................................................................  $2,378,411     $2,140,082

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
      Unpaid losses and loss adjustment expenses.............................................  $  774,083     $  681,624
      Unearned premiums......................................................................     722,056        563,456
      Current income taxes...................................................................        -             2,735
      Deferred income........................................................................       8,271          7,015
      Contingent commissions accrued.........................................................      29,104         29,724
      Excess of book value of subsidiary interest over cost..................................        -             5,719
      Other liabilities and accrued expenses.................................................      43,623         37,535

          Total liabilities..................................................................   1,577,137      1,327,808


    Minority interest........................................................................       4,385           -

    Stockholders' equity
      Preferred stock, authorized 5,000,000 shares at $1.00 par value; none issued in
        2002 and 2001........................................................................        -              -
      Common stock, authorized 100,000,000 shares at $.50 par value;
        38,255,713 shares issued in 2002 and 38,000,000 in 2001..............................      19,128         19,000
      Paid-in capital........................................................................      36,994         29,621
      Net accumulated other comprehensive income, net of income taxes of
        $5,926 in 2002 and $6,674 in 2001....................................................      11,007         12,394
      Retained earnings......................................................................     887,451        873,671
                                                                                                  954,580        934,686

      Treasury stock 5,784,992 shares in 2002 and 4,869,548 in 2001..........................    (157,691)      (122,412)
          Total stockholders' equity.........................................................     796,889        812,274

          Total liabilities, minority interest and stockholders' equity......................  $2,378,411     $2,140,082





     The accompanying notes are an integral part of these consolidated financial statements.

             THE COMMERCE GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS

       Three and Nine Months Ended September 30, 2002 and 2001
            (Thousands of Dollars Except Per Share Data)
                              (Unaudited)


                                                                     Three Months Ended            Nine Months Ended
                                                                        September 30,                 September 30,
                                                                     2002          2001   	       2002           2001
    Revenues
      Direct premiums written...................................  $  356,483    $  290,088    $1,088,412     $  897,576
      Assumed premiums..........................................      19,985        20,981        79,038         59,021
      Ceded premiums............................................     (52,275)      (41,885)     (141,220)      (113,365)
          Net premiums written..................................     324,193       269,184     1,026,230        843,232

      Increase in unearned premiums.............................     (15,108)       (1,374)     (139,971)       (67,126)
      Earned premiums...........................................     309,085       267,810       886,259        776,106

      Net investment income.....................................      23,864        24,274        71,655         74,753
      Premium finance and service fees..........................       5,722         4,644        15,719         13,260
      Amortization of excess of book value of subsidiary
        interest over cost......................................        -              848          -             2,542
      Net realized investment losses............................     (13,430)       (2,934)      (48,422)        (9,275)
      Other income..............................................       2,500          -            9,500           -

           Total revenues.......................................     327,741       294,642       934,711        857,386

    Expenses
      Losses and loss adjustment expenses.......................     234,608       199,445       672,104        582,749
      Policy acquisition costs..................................      73,648        70,322       213,955        196,920


           Total expenses.......................................     308,256       269,767       886,059        779,669



           Earnings before income taxes, change in accounting
             principle and minority interest....................      19,485        24,875        48,652         77,717

    Income tax..................................................      10,602         3,362        15,998         13,619
    Change in accounting principle..............................        -             -           11,237           -

           Net earnings before minority interest................       8,883        21,513        43,891         64,098

    Minority interest in net (earnings) loss of subsidiary......          (1)          626           162            863

           NET EARNINGS.........................................  $    8,882    $   22,139    $   44,053     $   64,961


           COMPREHENSIVE INCOME (LOSS)..........................  $   (6,171)   $   19,823    $   42,666     $   68,350

           NET EARNINGS PER COMMON SHARE:
             BASIC..............................................  $      .27    $     0.66    $     1.34     $     1.93
             DILUTED............................................  $      .27    $     0.65    $     1.33     $     1.92

           CASH DIVIDENDS PAID PER COMMON SHARE.................  $     0.31    $     0.30    $     0.92     $      .89

           WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
             BASIC..............................................  32,732,502    33,650,563    32,926,712     33,718,712
             DILUTED............................................  32,983,276    33,918,388    33,228,089     33,871,028









    The accompanying notes are an integral part of these consolidated financial statements.

                   THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Nine Months Ended September 30, 2002 and 2001
                    (Thousands of Dollars Except Per Share Data)
                                   (Unaudited)

                                                                                  2002        2001
  Cash flows from operating activities:
    Premiums collected....................................................    $ 927,651    $789,798
    Net investment income received........................................       70,223      75,614
    Premium finance and service fees received.............................       15,719      13,260
    Losses and loss adjustment expenses paid..............................     (593,062)   (570,998)
    Policy acquisition costs paid.........................................     (239,405)   (210,987)
    Federal income tax payments...........................................      (31,534)    (24,080)
    Other income..........................................................        9,500        -

        Net cash provided by operating activities.........................      159,092      72,607

  Cash flows from investing activities:
    Proceeds from maturity of fixed maturities............................       30,348      16,169
    Proceeds from sale of fixed maturities................................       87,767      77,657
    Proceeds from sale of equity securities...............................       19,417      34,844
    Proceeds from sale of preferred stock mutual funds....................        6,367       3,080
    Proceeds from sale of other investments...............................        1,902       2,679
    Payments received on mortgage loans and collateral notes receivable...        9,619      10,921
    Purchase of fixed maturities..........................................     (216,306)    (13,993)
    Purchase of equity securities.........................................      (75,507)    (28,984)
    Purchase of preferred stock mutual funds..............................       (5,800)    (14,195)
    Purchase of other investments.........................................      (10,263)     (1,013)
    Mortgage loans and collateral notes originated........................       (1,671)     (1,649)
    Purchase of property and equipment....................................      (15,350)     (8,168)
    Other investing activities............................................          635         829

        Net cash (used in) provided by investing activities...............     (168,842)     78,177


  Cash flows from financing activities:
    Dividends paid to stockholders........................................      (30,273)    (29,986)
    Purchase of treasury stock............................................      (35,279)    (13,588)
    Capital stock issued..................................................        7,501        -

        Net cash used in financing activities.............................      (58,051)    (43,574)



    (Decrease) increase in cash and cash equivalents......................      (67,801)    107,210
    Cash and cash equivalents at beginning of period......................      148,630      70,521

        Cash and cash equivalents at the end of period....................    $  80,829    $177,731












   The accompanying notes are an integral part of these consolidated financial statements.

     THE COMMERCE GROUP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS

  Reconciliation of Net Earnings to Net Cash Provided
             by Operating Activities
   Nine Months Ended September 30, 2002 and 2001
             (Thousands of Dollars)
                   (Unaudited)



                                                                                2002          2001
    Cash flows from operating activities:
      Net earnings........................................................    $ 44,053      $ 64,961
      Adjustments to reconcile net earnings to net cash provided by operating activities:
        Premiums receivable...............................................     (94,829)      (54,624)
        Deferred policy acquisition costs.................................     (26,070)       (9,453)
        Residual market receivable........................................     (27,008)       (1,239)
        Due to/from reinsurers............................................     (17,703)       (9,602)
        Losses and loss adjustment expenses...............................      92,459        14,040
        Unearned premiums.................................................     158,600        73,659
        Current income taxes..............................................      (6,677)       (5,207)
        Deferred income taxes.............................................      (8,859)       (5,255)
        Deferred income...................................................       1,256          (763)
        Contingent commissions............................................        (620)       (8,090)
        Other assets, liabilities and accrued expenses....................         507         3,577
        Net realized investment losses....................................      48,422         9,275
        Change in accounting principle....................................     (11,237)         -
        Minority interest.................................................       4,385        (1,068)
        Other - net.......................................................       2,413         2,396

               Net cash provided by operating activities..................    $159,092      $ 72,607

































   The accompanying notes are an integral part of these consolidated financial statements.

       The Commerce Group, Inc. and Subsidiaries
   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     (Thousands of Dollars Except Share, Per Share Data, Ratios
                           and Other Information)

 1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported 2001 account balances have been reclassified to conform to the current period's presentation. Results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

      The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001 and quarterly report on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002.

 2. This Form 10-Q contains some statements that are not historical facts and are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve opinions, assumptions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks facing the Company. These include, but are not limited to, those risks and uncertainties in our business, some of which are beyond the control of the Company, that are described in the Company's Forms 10-K and 10-Q, Schedules 13D and 13G, and other documents filed with the SEC, including the possibility of adverse catastrophe experience and severe weather, adverse trends in claim severity or frequency, adverse state and federal regulation and legislation, adverse state judicial decisions, litigation risks, interest rate risk, rate making decisions for private passenger automobile policies in Massachusetts, potential rate filings, adverse impacts related to consolidation activities, heightened competition, as well as economic, market or regulatory conditions and risks associated with entry into new markets and diversification.

 3. Legal Proceedings - As is common with property and casualty insurance companies, the Company is a defendant in various legal actions arising from the normal course of its business, including claims based on Massachusetts Chapters 176D and 93A. Similar provisions exist in other states where the Company does business. These proceedings are considered to be ordinary to operations or without foundation in fact. Management is of the opinion that these actions will not have a material adverse effect on the consolidated financial position of the Company.

     The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2001 that a purported class action lawsuit was pending in Massachusetts state court against The Commerce Insurance Company ("Commerce"). The lawsuit, titled "Elena Given, individually and as a representative of all persons similarly situated v. The Commerce Insurance Company," alleges damages as a result of the alleged inherent diminished value to vehicles that are involved in accidents. In April 2002, the trial judge in that case entered partial summary judgment for the plaintiff on the issue of whether the Massachusetts automobile policy covers her claim, ruling that the plaintiff would be entitled to reimbursement under the policy if the plaintiff were able both to prove that her vehicle suffered "inherent diminished value" in the accident and to quantify the amount of such diminution in value.

            The Commerce Group, Inc. and Subsidiaries
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  (Thousands of Dollars Except Share, Per Share Data, Ratios
                      and Other Information)
                         (Continued)

     Subsequently, the Massachusetts Division of Insurance issued an Advisory Ruling in which it stated, among other things, its position that the policy does not cover claims for "inherent diminished value." In July of 2002, the trial judge allowed for limited additional discovery in the case, stayed the trial, and granted the Company's motion to have the appellate court review the issue of whether the Massachusetts automobile policy provides coverage for inherent diminished value. During the third quarter of 2002, the Company applied for direct appellate review of this issue by the Supreme Judicial Court of Massachusetts ("SJC"), and this application was granted. The parties are in the process of submitting briefs on this issue to the SJC. Oral arguments have not yet been scheduled. The Company will continue to vigorously contest the plaintiff's claim for diminished value coverage, relying in part on the Advisory Ruling, and also intends to vigorously contest any effort to certify the class. As previously mentioned in the Form 10-K Filing, the Company is unable to estimate the potential exposure of this purported class action lawsuit.

 4. Disclosure of Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income:

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2002       2001
      Net earnings..........................................    $  8,882   $ 22,139
      Other comprehensive income (loss), net of taxes
       (benefits):
        Change in unrealized losses, net of income tax
          benefits of $8,010 in 2002 and $1,852 in 2001.....     (14,876)    (3,440)
        Reclassification adjustment, net of income taxes
         (benefit) of ($95) in 2002 and $605 in 2001........        (177)     1,124
      Other comprehensive loss..............................     (15,053)    (2,316)
      Comprehensive (loss) income...........................    $ (6,171)  $ 19,823

                                                                 Nine Months Ended
                                                                    September 30,
                                                                   2002       2001
      Net earnings..........................................    $ 44,053   $ 64,961
      Other comprehensive income (loss), net of taxes
        (benefits):
        Change in unrealized gains (losses), net of income
          taxes (benefits) of ($766) in 2002 and $1,176 in
          2001..............................................      (1,422)     2,184
        Reclassification adjustment, net of income taxes
         of $19 in 2002 and $649 in 2001....................          35      1,205
      Other comprehensive (loss) income.....................      (1,387)     3,389
      Comprehensive income..................................    $ 42,666   $ 68,350


         The Commerce Group, Inc. and Subsidiaries
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 (Thousands of Dollars Except Share, Per Share Data, Ratios and
                     Other Information)
                        (Continued)

 5. Disclosure of Statement of Financial Accounting Standards No. 131 - Disclosures about Segments of an Enterprise and Related Information:

                                                           Earnings Before
                                                           Income Taxes and   Identifiable
                                                 Revenue   Minority Interest     Assets
Three Months Ended September 30, 2002
  Property and casualty insurance
    Massachusetts......................         $284,310       $ 18,116       $ 2,069,735
    Other than Massachusetts...........           42,680             16           266,990
  Real estate and commercial lending...              740            625            32,394
  Corporate and other..................               11            728             9,292
     Consolidated......................         $327,741       $ 19,485       $ 2,378,411

Three Months Ended September 30, 2001

  Property and casualty insurance
    Massachusetts......................         $258,783       $ 28,633       $ 1,883,802
    Other than Massachusetts...........           34,180         (4,259)          245,367
  Real estate and commercial lending...              829            829            44,294
  Corporate and other..................              850           (328)            4,440
     Consolidated......................         $294,642       $ 24,875       $ 2,177,903
                                                           Earnings Before
                                                           Income Taxes and   Identifiable
                                                 Revenue   Minority Interest     Assets
Nine Months Ended September 30, 2002
  Property and casualty insurance
    Massachusetts......................         $813,829       $ 57,516       $ 2,069,735
    Other than Massachusetts...........          118,542         (7,473)          266,990
  Real estate and commercial lending...            2,329          1,925            32,394
  Corporate and other..................               11         (3,316)            9,292
     Consolidated......................         $934,711       $ 48,652       $ 2,378,411

Nine Months Ended September 30, 2001

  Property and casualty insurance
    Massachusetts......................         $752,371       $ 79,594       $ 1,883,802
    Other than Massachusetts...........           99,705         (2,883)          245,367
  Real estate and commercial lending...            2,762          2,762            44,294
  Corporate and other..................            2,548         (1,756)            4,440
     Consolidated......................         $857,386       $ 77,717       $ 2,177,903
6.   Liabilities for unpaid losses and loss adjustment expenses at September
30, 2002 and December 31, 2001 consist of:
                                                          September 30,  December 31,
                                                              2002           2001
Net voluntary unpaid losses and LAE reserves.............   $629,015       $558,635
Voluntary salvage and subrogation recoverable............    (82,335)       (73,393)
Assumed unpaid loss and LAE reserves from CAR............    137,072        125,787
Assumed salvage and subrogation recoverable from CAR.....    (20,695)       (20,695)
 Total voluntary and assumed unpaid loss and LAE reserves    663,057        590,334
Adjustment for ceded unpaid loss and LAE reserves........    120,026        100,290
Adjustment for ceded salvage and subrogation recoverable.     (9,000)        (9,000)
 Total unpaid loss and LAE reserves......................   $774,083       $681,624

- 9 -

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

 8.   Earnings Per Share

      Net earnings per basic common share are computed by dividing net earnings by the weighted average number of basic common shares outstanding. The weighted average number of basic common shares outstanding for the nine months ended September 30, 2002 and 2001 were 32,926,712 and 33,718,712, respectively. Weighted average number of basic common shares outstanding is determined by taking the average of the following calculation for a specified period of time: The daily amount of (1) the total issued outstanding common shares minus (2) the total Treasury Stock purchased.

      Earnings per diluted common share are based on the weighted average number of diluted common shares outstanding during each period. The weighted average number of diluted common shares outstanding for the nine months ended September 30, 2002 and 2001 were 33,228,089 and 33,871,028, respectively. The Company's only potentially dilutive instruments are stock options outstanding.

 9. Transfer of Business from Berkshire Mutual Insurance Company and MassWest Insurance Company

      The Company entered into an agreement on September 28, 2001, with Berkshire Mutual Insurance Company ("Berkshire") for the transfer of Massachusetts personal automobile business written by Berkshire to Commerce, effective January 1, 2002, as mentioned in the 2001 10K filing. In consideration of offering to write the business from Berkshire, Commerce received $7.0 million or $0.14 per share (diluted) in early 2002 that was recognized as Other Income during the first quarter.

      The Company entered into an agreement on July 15, 2002, with MassWest Insurance Company ("MassWest") for the transfer of Massachusetts personal automobile business written by MassWest to Commerce, effective November 1, 2002. Under terms of the agreement, Commerce shall offer agency contracts to independent agencies that represent MassWest for personal automobile insurance in Massachusetts. This will allow agents of MassWest the opportunity to offer Commerce automobile insurance policies to their customers, who are currently insured by MassWest, beginning with policies that renew after that date. Commerce will assume all of MassWest's obligations for future policy years beyond 2002 under the Massachusetts residual market system, commonly known as CAR (Commonwealth Automobile Reinsurers), and received consideration of $2.5 million, or $0.05 per share (diluted), from MassWest, which was recognized as other income during the third quarter.

10.   Contingency Related to CAR

	      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. At the present time, the Company is not aware of any CAR member company who has failed to meet their obligations.

      In a letter to the Massachusetts Insurance Commissioner (the "Commissioner") dated June 25, 2002, the Massachusetts Attorney General reported that, based on his examination of available information, he "believes that the CAR plan for providing access to insurance in the residual market does not comply with the CAR enabling statute, and must be changed to produce a fair and equitable market". The Attorney General's letter describes several factors that he believes support his findings and which he believes should be corrected in order to comply with Massachusetts law governing CAR The Attorney General's letter calls on the Commissioner to work with him to address these issues. It is uncertain whether and to what extent the issues raised by the Attorney General will be addressed by the Commissioner. We cannot be certain whether changes, if any, would have an adverse material impact on the Company.

         The Commerce Group, Inc. and Subsidiaries
   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share, Per Share Data, Ratios
                  and Other Information)
                      (Continued)

11.   Preferred Stock Mutual Funds

      The following table reflects the shares held, percentage of ownership, carrying value at equity, book value, market value, and value of shares at net asset value, by fund at September 30, 2002 and December 31, 2001:

                                 September 30, 2002

             Fund              Carrying                   Quoted      Value of
   Fund     Shares     % of      Value        Book        Market   Shares at Net
 Symbol(1)   Held   Ownership  at Equity      Value       Value      Asset Value
   PGD     2,561,000   30.7%    $ 29,964    $ 28,244    $ 29,964      $ 29,964
   PPF     2,373,800   32.7%      28,129      26,298      29,435        28,129
   PDF     4,696,100   31.3%      38,978      42,489      42,969        38,978
   PDT     5,506,500   36.7%      56,827      59,507      54,680        56,827
   DIV     3,635,600   36.8%      46,172      50,492      49,408        46,172
   PFD     2,799,500   28.5%      39,669      41,883      43,056        39,669
   PFO     3,756,043   33.7%      42,518      45,166      46,575        42,518

          Total                 $282,257    $294,079    $296,087      $282,257

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

12.   Change in Accounting Principle

     As mentioned in the 2001 Form 10-K, March 31, 2002 and June 30, 2002 Form 10-Q filings, due to the effect of a change in accounting principle related to SFAS No. 142, the Company recorded income in the first quarter of 2002, net of taxes, of $11,237 or $0.34 per share (diluted). This amount represented the remaining unamortized negative goodwill related to preferred stock mutual funds and the remaining excess of book value of subsidiary interest over cost relating to the 1999 acquisition of American Commerce Insurance Company. Negative goodwill and the excess of book value of subsidiary interest over cost occurred in these acquisitions because the underlying value of the assets purchased exceeded the purchase price. The subsequent recognition of income that occurred as these items were eliminated was not a taxable event but instead became part of the basis of the acquired asset.

13.   Reinsurance Agreement

      Effective July 1, 2002, the Company entered into a retrocessional reinsurance agreement with one of its quota-share reinsurers who maintains a one third participation in the Company's 75% quota-share treaty. For a premium paid to the Company, the Company will indemnify the reinsurer if the reinsurer incurs a loss for a single event or occurrence over a certain threshold. Losses assumed by the reinsurer must first exceed $15,000 before a reimbursement will be made, by the Company, to the reinsurer. The Company's exposure to the reinsurer under this agreement is for a maximum of $35,000. The threshold translates into a $60,000 total loss event or occurrence to the Company, $15,000 of which represents the reinsurers 25% portion of the quota-share treaty, before the reinsurer would receive any benefit.

     Also, effective July 1, 2002, the Company amended its quota-share reinsurance program in the event of terrorist acts. The maximum reimbursement to the Company from its quota-share reinsurers will be limited to $50,000 in the event of certain defined terrorist acts. The Company believes its exposure in excess of this limit to be very remote based upon the types of coverage offered by the Company. The Company's main area of business is in the personal lines market and it has no single retained exposure in excess of $1,000.

14.  Subsequent Event

     During the fourth quarter of 2002 and subsequent to the Company's October 24th earnings release, the Company received notice of an assessment from the Massachusetts Insurers Insolvency Fund amounting to $4,496. This amount will be expensed and paid in the fourth quarter of 2002. The Company accrues assessments as soon as it can reasonably estimate its amount. As of September 30, 2002, the Company was unable to reasonably estimate this assessment and is unable to determine if additional assessments are likely.

      MANAGEMENT'S DISCUSSION AND ANALYSIS
  Three months ended September 30, 2002 compared to
      three months ended September 30, 2001
   (Thousands of Dollars Except Per Share Data)

General

     The Commerce Group, Inc. (the "Company"), was incorporated in 1976. The Company is engaged in providing personal and commercial property and casualty insurance primarily in Massachusetts through its principal subsidiary, The Commerce Insurance Company ("Commerce"), which was incorporated in 1971 and began writing business in 1972. The Company's predominant insurance line is motor vehicle insurance, primarily covering Massachusetts personal auto-mobiles. The Company also offers commercial automobile, homeowners, inland marine, fire, general liability, commercial multi-peril and umbrella insurance policies. The Company also writes insurance in California and Oregon through Commerce West Insurance Company ("Commerce West"), primarily a personal automobile insurer located in Pleasanton, California. Additionally, the Company writes insurance through American Commerce Insurance Company ("American Commerce"), located in Columbus, Ohio. American Commerce is a wholly-owned subsidiary of ACIC Holding Co., Inc. with policies in 25 states and licenses in several others.

Premiums

     The following table compares direct premiums written, net premiums written and earned premiums for the three months ended September 30, 2002 and 2001:

                                                     Three Months Ended September 30,
                                                  2002       2001      Change    % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts........  $254,327   $213,511   $ 40,816     19.1%
  Personal Automobile in all other states.....    41,899     30,251     11,648     38.5
  Commercial Automobile in Massachusetts......    17,338     13,640      3,698     27.1
  Commercial Automobile in all other states...     1,574        647        927    143.3
  Homeowners in Massachusetts.................    27,057     22,017      5,040     22.9
  Homeowners in all other states..............     7,688      5,099      2,589     50.8
  Other lines in Massachusetts................     6,390      4,735      1,655     35.0
  Other lines in all other states.............       210        188         22     11.7
     Total Direct Premiums Written............  $356,483   $290,088   $ 66,395     22.9%

Net Premiums Written:
  Personal Automobile in Massachusetts........  $252,355   $215,251   $ 37,104     17.2%
  Personal Automobile in all other states.....    41,878     30,234     11,644     38.5
  Commercial Automobile in Massachusetts......    16,952     14,720      2,232     15.2
  Commercial Automobile in all other states...     1,522        636        886    139.3
  Homeowners in Massachusetts.................     7,691      6,022      1,669     27.7
  Homeowners in all other states..............     1,858      1,254        604     48.2
  Other lines in Massachusetts................     1,873      1,020        853     83.6
  Other lines in all other states.............        64         47         17     36.2
     Total Net Premiums Written...............  $324,193   $269,184   $ 55,009     20.4%

Earned Premiums:
  Personal Automobile in Massachusetts........  $225,455   $197,222   $ 28,233     14.3%
  Personal Automobile in all other states.....    38,002     29,771      8,231     27.6
  Commercial Automobile in Massachusetts......    14,342     11,331      3,011     26.6
  Commercial Automobile in all other states...       906        182        724    397.8
  Homeowners in Massachusetts.................     5,821      4,871        950     19.5
  Homeowners in all other states..............     1,459      1,094        365     33.4
  Other lines in Massachusetts................     1,384        801        583     72.8
  Other lines in all other states.............        55         40         15     37.5
  Assumed Premiums from CAR...................    21,218     22,444     (1,226)    (5.5)
  Assumed Premiums from other than CAR........       443         54        389    720.4
     Total Earned Premiums....................  $309,085   $267,810   $ 41,275     15.4%

  Earned Premiums in Massachusetts............  $247,002   $214,225   $ 32,777     15.3%
  Earned Premiums-Assumed.....................    21,661     22,498       (837)    (3.7)
  Earned Premiums in all other states.........    40,422     31,087      9,335     30.0
     Total Earned Premiums....................  $309,085   $267,810   $ 41,275     15.4%

         The Commerce Group, Inc. and Subsidiaries
           MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Continued)

     The $40,816, or 19.1% increase, in Massachusetts personal automobile direct premiums written during the third quarter of 2002 resulted primarily from a 5.3% increase in average written premium per written exposure coupled with a 12.7% increase in the number of exposures written. Approximately half of the growth in new business was driven by increases from existing agents and half from agents previously representing other companies (Horace Mann Insurance Company and Berkshire) that have ceased writing personal automobile business in Massachusetts. The increase in other than Massachusetts personal automobile and homeowners business was primarily attributable to book transfers in various states. Additionally, the increase in homeowners in other states is impacted by contraction of authority to write homeowner business by competitors.

     The Company's increase in Massachusetts commercial automobile premium is directly related to an effort to increase writings in this line of business. The Company's increase in Massachusetts homeowner premium is primarily related to an increased number of agents, fewer carriers writing homeowner business, the Company's pricing position in the marketplace and agents writing more homeowner business to achieve a homeowner discount for their customer when the Company also insures the customer's automobile.

     The $41,275, or 15.4% increase, in total earned premiums during the third quarter of 2002 as compared to the third quarter of 2001 was primarily attributable to increases in personal automobile business.

Investment Income

     Net investment income is affected by the composition of the Company's investment portfolio and yields on those investments. The following table summarizes the composition of the Company's investment portfolio, at cost, at September 30, 2002 and 2001:

                                                             September 30,
                                                            % of                  % of
                                                 2002      Invest.     2001      Invest.
   Fixed maturities (GNMA & FNMA mortgage-
     backed bonds, corporate bonds, U.S.
     Treasury bonds and notes and tax-
     exempt state and municipal bonds)....  $  716,076    46.1%   $  585,211     39.9%

   Preferred stocks.......................     305,468    19.7       259,164     17.7
   Common stocks..........................      85,701     5.5        87,703      6.0
   Preferred stock mutual funds...........     294,079    19.0       287,942     19.7

   Mortgages and collateral loans.........      32,218     2.1        43,247      3.0
   Cash and cash equivalents..............      80,829     5.2       177,731     12.1
   Other investments......................      37,399     2.4        24,286      1.6
       Total investments..................  $1,551,770   100.0%   $1,465,284    100.0%

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

          The Commerce Group, Inc. and Subsidiaries
             MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (Continued)

     As depicted in the following table, third quarter 2002 net investment income decreased $410, or 1.7%, compared to the same period in 2001, principally as a result of a decrease in yield offset by an increase in average invested assets at cost. The decrease in yield is primarily due to lower short-term yields coupled with an environment of lower long-term yields and higher yielding investment securities being called. The Company continues to monitor interest rates on long-term securities and intends to maintain its relatively high cash position until such time as the Company believes long-term rates have appropriately firmed. During the third quarter the Company purchased approximately $124 million of FNMA securities. The Company believes the FNMAs will have a duration of less than three years. This will allow the Company to achieve higher yields until longer term investments are acquired. Net investment income as a percentage of total average investments was 6.0% in the third quarter of 2002 compared to 6.4% for the same period in 2001. After tax net investment income as a percentage of total average investments was 4.9% and 5.1% in the third quarter of 2002 and 2001, respectively.

Investment Return                                Three Months Ending September 30,
                                                    2002                  2001
   Average month-end investments (at cost)...    $1,579,774            $1,507,813
   Net investment income.....................        23,864                24,274
   Net investment income after-tax...........        19,323                19,390
   Net investment income as a percentage
     of average net investments (at cost)....           6.0%                  6.4%
   Net investment income after-tax as a
     percentage of average net
     investments (at cost)...................           4.9%                  5.1%

Investment Gains and (Losses)

     Net realized investment losses totaled $13,430 or $0.52 per diluted share, during the third quarter of 2002 as compared to realized investment losses of $2,934, or $0.04 per diluted share, during the same period in 2001 as detailed below. Included in the third quarter 2002 per share amount is a $0.16 charge due to the write-off of a deferred tax asset previously established for realized investment losses.

     Net realized gains (losses) by category for the three months ended September 30, are as follows:

                                                        2002              2001
* Preferred stock mutual funds....................    $(13,513)         $ (1,677)
  Bonds...........................................        (406)           (1,345)
  Common and preferred stocks.....................        (146)           (1,196)
  Other investments - venture capital funds.......         807             1,392
  Other...........................................        (172)             (108)
      Net realized investment losses..............    $(13,430)         $ (2,934)

*The three months ended September 2001 amount includes $1,789 relating to the amortization of negative goodwill, at the time of purchase, of these securities.

     The 2002 realized losses were primarily impacted by declines in the market values of utility common stocks held by preferred stock mutual funds totaling $14,028. There were no write-downs for other than temporary declines in the market value of investments during the third quarter of 2002, however there is a potential that the Company will have to write-down securities deemed to have other than temporary declines in market value during the fourth quarter of 2002. At September 30, 2002, the Company has investments which will meet the criteria for other than temporary decline in market value if their market value remains at their current level for one more quarter. It is estimated that these potential charges could amount to $10.0 to $15.0 million in the fourth quarter if the market values of these securities do not recover by year end.

             The Commerce Group, Inc. and Subsidiaries
                MANAGEMENT'S DISCUSSION AND ANALYSIS
                            (Continued)

Loss and Loss Adjustment Expenses

     Loss and loss adjustment expenses incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") increased to 76.3% for the third quarter of 2002 compared to 74.5% for the third quarter of 2001.
The Company experienced: (1) higher private passenger automobile losses from the Commonwealth Automobile Reinsurers ("CAR") as a result of increased participation from CAR and higher CAR loss ratios; (2) an increase in personal automobile bodily injury claim frequency compared to last year which was somewhat offset by a lower physical damage claim frequency, and better experience in the Massachusetts commercial automobile and homeowner lines.

Policy Acquisition Costs

     As a percentage of net premiums written, underwriting expenses for the insurance companies (on a statutory basis) decreased to 23.6% for the third quarter of 2002 as compared to 25.3% for the same period a year ago. The improvement was primarily due to a lower mandated Massachusetts personal automobile commission rate and other lower general underwriting expenses.

Combined Ratios

	     The combined ratio of losses and expenses (on a statutory basis) was 99.9% in the third quarter of 2002 compared with 99.8% for the same period a year ago. This resulted in an underwriting profit percentage for the third quarter of 2002 of 0.1% as compared to a profit of 0.2% for the third quarter of 2001.

Income Taxes

     The effective tax rate for the three months ended September 30, 2002 was 54.4% as compared to 13.5% for the three months ended September 30, 2001. The factor primarily impacting the 2002 tax provision was the write-off of a deferred tax asset of $5.4 million previously established for realized investment losses.

Net Earnings

     During the third quarter of 2002 the company recorded net earnings of $8,882 as compared to net earnings of $22,139 for the same period of 2001 for reasons mentioned previously.

Pro-Forma Operating Earnings

     Pro forma operating earnings represent net earnings adjusted for certain items the Company believes are not indicative of operating results. Pro forma operating earnings, which consist of net earnings exclusive of the after-tax impact of net realized investment losses, were $25,984 or $0.79 per share (diluted) in the third quarter of 2002, compared to $23,419 or $0.69 per share (diluted) in the third quarter of 2001.

                                                       September 30,         September 30,
                                                          2002                   2001
Pro-Forma Operating Earnings:
  Net Earnings........................................  $  8,882              $ 22,139
  Less Net Realized Investment Losses, Net of Tax
    Benefit...........................................    17,102*                1,280
    Pro-Forma Operating Earnings......................  $ 25,984              $ 23,419
Pro Forma Operating Earnings Per Share (Diluted):
  Net Earnings Share..................................  $   0.27              $   0.65
  Less Per Share Net Realized Investment Losses,
    Net of Tax Benefit................................      0.52                  0.04
	    Pro-Forma Operating Earnings Per Share............  $   0.79              $   0.69

*The actual tax benefit of the realized investment loss portion is lower than the calculated statutory rate of 35%. This is primarily due to the write-off of a $5.4 million deferred tax asset previously established for realized investment losses and the non-deductible capital loss recognized for financial statement purposes ineligible for tax purposes.

   The Commerce Group, Inc. and Subsidiaries
       MANAGEMENT'S DISCUSSION AND ANALYSIS
                   (Continued)

    Nine months ended September 30, 2002 compared to
       nine months ended September 30, 2001
     (Thousands of Dollars Except Per Share Data)

Premiums

     The following table compares direct premiums written, net premiums written and earned premiums for the nine months ended September 30, 2002 and 2001:

                                                     Nine Months Ended September 30,
                                                  2002        2001      Change    % Change
Direct Premiums Written:
  Personal Automobile in Massachusetts........ $  812,637   $680,267   $132,370       19.5%
  Personal Automobile in all other states.....    113,245     90,874     22,371       24.6
  Commercial Automobile in Massachusetts......     56,139     43,709     12,430       28.4
  Commercial Automobile in all other states...      3,566        993      2,573      259.1
  Homeowners in Massachusetts.................     64,743     54,160     10,583       19.5
  Homeowners in all other states..............     20,228     13,935      6,293       45.2
  Other lines in Massachusetts................     17,296     13,133      4,163       31.7
  Other lines in all other states.............        558        505         53       10.5
     Total Direct Premiums Written............ $1,088,412   $897,576   $190,836       21.3%

Net Premiums Written:
  Personal Automobile in Massachusetts........ $  821,413   $684,485   $136,928       20.0%
  Personal Automobile in all other states.....    113,192     90,828     22,364       24.6
  Commercial Automobile in Massachusetts......     59,739     45,422     14,317       31.5
  Commercial Automobile in all other states...      3,452        973      2,479      254.8
  Homeowners in Massachusetts.................     18,474     15,112      3,362       22.2
  Homeowners in all other states..............      4,878      3,426      1,452       42.4
  Other lines in Massachusetts................      4,911      2,868      2,043       71.2
  Other lines in all other states.............        171        118         53       44.9
     Total Net Premiums Written............... $1,026,230   $843,232   $182,998       21.7%

Earned Premiums:
  Personal Automobile in Massachusetts........ $  642,640   $580,998   $ 61,642       10.6%
  Personal Automobile in all other states.....    105,817     85,110     20,707       24.3
  Commercial Automobile in Massachusetts......     40,579     30,965      9,614       31.0
  Commercial Automobile in all other states...      1,987        394      1,593      404.3
  Homeowners in Massachusetts.................     16,513     14,183      2,330       16.4
  Homeowners in all other states..............      3,882      3,144        738       23.5
  Other lines in Massachusetts................      4,793      2,286      2,507      109.7
  Other lines in all other states.............        148        116         32       27.6
  Assumed Premiums from CAR...................     69,264     58,714     10,550       18.0
  Assumed Premiums from other than CAR........        636        196        440      224.5
     Total Earned Premiums.................... $  886,259   $776,106   $110,153       14.2%

  Earned Premiums in Massachusetts............ $  704,525   $628,432   $ 76,093       12.1%
  Earned Premiums-Assumed.....................     69,900     58,910     10,990       18.7
  Earned Premiums in all other states.........    111,834     88,764     23,070       26.0
     Total Earned Premiums.................... $  886,259   $776,106   $110,153       14.2%

  The Commerce Group, Inc. and Subsidiaries
      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 (Continued)

     The $132,370, or 19.5% increase, in Massachusetts personal automobile direct premiums written during the first nine months of 2002 resulted primarily from a 5.5% increase in average written premium per written exposure coupled with a 12.8% increase in the number of exposures written. As a comparison to the prior year, in 2002 the Company ceased writing business with an agent that produced approximately $14.0 million in personal automobile premiums through September 30, 2001. Approximately half of the growth in new business was driven by increases from existing agents and half from agents previously representing other companies (Horace Mann Insurance Company and Berkshire) that have ceased writing personal automobile business in Massachusetts. The increase in other than Massachusetts personal automobile and homeowners business was primarily attributable to book transfers in various states. Additionally, the increase in homeowners in other states is impacted by contraction of authority to write homeowner business by competitors.

     The Company's increase in Massachusetts commercial automobile premium is directly related to an effort to increase writings in this line of business. The Company's increase in Massachusetts homeowner premium is primarily related to an increased number of agents, fewer carriers writing homeowner business, the Company's pricing position in the marketplace and agents writing more homeowner business to achieve a homeowner discount for their customers when the Company also insures the customers automobile.

     The $110,153, or 14.2% increase, in total earned premiums during the first nine months of 2002 as compared to the first nine months of 2001 was primarily attributable to increases in personal automobile business, coupled with an increase in business assumed from CAR, which was the result of increased market share and increased business written through CAR by the industry.

Investment Income

     Net investment income and yields on those investments is affected by the composition of the Company's investment portfolio and yields on those investments. The following table summarizes the composition of the Company's investment portfolio, at cost, at September 30, 2002 and 2001:

                                                             September 30,
                                                            % of                  % of
                                                 2002      Invest.     2001      Invest.
   Fixed maturities (GNMA & FNMA mortgage-
     backed bonds, corporate bonds, U.S.
     Treasury bonds and notes and tax-
     exempt state and municipal bonds)......  $  716,076    46.1%   $  585,211     39.9%

   Preferred stocks.........................     305,468    19.7       259,164     17.7
   Common stocks............................      85,701     5.5        87,703      6.0
   Preferred stock mutual funds.............     294,079    19.0       287,942     19.7

   Mortgages and collateral loans...........      32,218     2.1        43,247      3.0
   Cash and cash equivalents................      80,829     5.2       177,731     12.1
   Other investments........................      37,399     2.4        24,286      1.6
       Total investments....................  $1,551,770   100.0%   $1,465,284    100.0%

     The Company's strategy continues to focus on maximizing after-tax investment income through investing in high quality securities coupled with acquiring equity investments, which may forgo current investment yield in favor of potential higher yielding capital appreciation in the future.
- 18 -

              The Commerce Group, Inc. and Subsidiaries
              MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (Continued)

     As depicted in the following table, nine month 2002 net investment income decreased $3,098 or 4.1%, compared to the same period in 2001, principally as a result of a decrease in yield offset by an increase in average invested assets at cost. The decrease in yield is primarily due to lower short-term yields, coupled with an environment of lower long-term yields and higher yielding investment securities being called. The Company continues to monitor interest rates on long-term securities and intends to maintain its relatively high cash position until such time as the Company believes long-term rates have appropriately firmed. During the third quarter the Company purchased approximately $124 million of FNMA securities. The Company believes the FNMAs will have a duration of less than three years. This will allow the Company to achieve higher yields until longer term investments are acquired. Net investment income as a percentage of total average investments was 6.1% in the first nine months ended September 30, 2002 compared to 6.6% for the same period in 2001. After tax net investment income as a percentage of total average investments was 4.9% and 5.3% in the first nine months of 2002 and 2001, respectively.

Investment Return                                Nine Months Ending September 30,
                                                    2002                  2001
   Average month-end investments (at cost)...    $1,566,003            $1,503,942
   Net investment income.....................        71,655                74,753
   Net investment income after-tax...........        56,934                60,144
   Net investment income as a percentage
     of average net investments (at cost)....           6.1%                  6.6%
   Net investment income after-tax as a
     percentage of average net
     investments (at cost)...................           4.9%                  5.3%

Investment Gains and (Losses)

     Net realized investment losses totaled $48,422, or $1.27 per diluted share, during the first nine months of 2002 as compared to $9,275, or $0.16 per diluted share during the same period in 2001 as detailed below. Included in the 2002 nine months per share amount is an $0.11 charge due to the write-off of a deferred tax asset previously established for realized investment losses.

     Net realized gains (losses) by category for the nine months ended September 30, are as follows:

                                                        2002              2001
* Preferred stock mutual funds....................    $(32,538)         $    976
  Bonds...........................................      (3,945)           (1,237)
  Common and preferred stocks.....................      (9,512)           (2,234)
  Other investments - venture capital funds.......      (2,167)           (6,624)
  Other...........................................        (260)             (156)
      Net realized investment losses..............    $(48,422)         $ (9,275)

*The 2001 amount includes $1,458 relating to the amortization of negative goodwill, at the time of purchase, of these securities.

     The 2002 realized losses were primarily impacted by declines in market values of utility common stocks held by preferred stock mutual funds totaling $33,575 and other than temporary declines in market values of investments of $11,734. At September 30, 2002, the Company has investments which will meet the criteria for other than temporary decline in market value if their market value remains at their current level for one more quarter. It is estimated that these potential charges could amount to $10.0 to $15.0 million in the fourth quarter if the market values of these securities do not recover by year end.

    The Commerce Group, Inc. and Subsidiaries
       MANAGEMENT'S DISCUSSION AND ANALYSIS
                   (Continued)

Loss and Loss Adjustment Expenses

     Loss and loss adjustment expenses incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") increased slightly to 75.9% for the first nine months of 2002 compared to 75.0% for the first nine months of 2001. The Company experienced an improvement in its voluntary loss ratio, however this was offset by: (1) higher private passenger automobile losses from CAR as a result of increased participation from CAR and higher CAR loss ratios. The estimated impact of the additional 2002 CAR losses decreased earnings by approximately $0.20 per diluted share. The Company anticipates similar results from CAR for the remainder of the year, (2) an increase in personal automobile bodily injury claim frequency compared to last year which was somewhat offset by a lower physical damage claim frequency and better experience in the Massachusetts commercial automobile line.

Policy Acquisition Costs

     As a percentage of net premiums written, underwriting expenses for the insurance companies (on a statutory basis) decreased to 22.9% for the first nine months of 2002 as compared to 24.1% for the same period a year ago. The improvement was primarily due to a lower mandated Massachusetts personal automobile commission rate and lower general underwriting expenses.

Combined Ratios

	     The combined ratio of losses and expenses (on a statutory basis) was 98.8% in the first nine months of 2002 compared with 99.1% for the same period a year ago. This resulted in an underwriting profit percentage for the first nine months of 2002 of 1.2% as compared to 0.9% for the first nine months of 2001.

Income Taxes

     The effective tax rate was 32.9% for the nine months ended September 30, 2002 as compared to 17.5% for the same period in 2001. In 2002, the effective tax rate was impacted by the write-off of a deferred tax asset of $5.4 million previously established for realized investment losses and the non-deductible capital loss recognized for financial statement purposes ineligible for tax purposes offset by tax-exempt interest income and the corporate dividends received deduction. In 2001, the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends received deduction.

Minority Interest

     Effective January 1, 2002, the ownership interests in ACIC Holding Co., Inc. ("AHC") were recapitalized. At December 31, 2001 Commerce maintained an 80% common stock interest and AAA Southern New England ("AAA SNE") maintained a 20% common stock interest in AHC. Additionally, all AHC preferred stock was owned by Commerce. The recapitalization resulted in redeeming of all the AHC preferred stock by Commerce in exchange for 3,000 additional shares of AHC common stock. This resulted in Commerce increasing its AHC common stock interest to 95% with AAA SNE holding a 5% AHC common stock interest, with no preferred stock outstanding. The recapitalization also resulted in the creation of $4.5 million in minority interest for AAA SNE.

Change in Accounting Principle

     As mentioned in the 2001 Form 10-K, and March 31, 2002 Form 10-Q filings, due to the effect of a change in accounting principle related to SFAS No. 142, the Company recorded income in the first quarter of 2002, net of taxes, of $11,237 or $0.34 per share (diluted). This amount represents the remaining unamortized negative goodwill related to preferred stock mutual funds and the remaining excess of book value of subsidiary interest over cost relating to the 1999 acquisition of American Commerce Insurance Company. Negative goodwill and the excess of book value of subsidiary interest over cost occurred in these acquisitions because the underlying value of the assets purchased exceeded the purchase price. The subsequent recognition of income that occurred as these items were eliminated was not a taxable event but instead became part of the basis of the acquired asset.

                  The Commerce Group, Inc. and Subsidiaries
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                            (Continued)

Net Earnings

     Net earnings decreased $20,908, or 32.2%, to $44,053 during the first nine months of 2002 as compared to $64,961 for the same period a year ago for the reasons mentioned previously.

Pro-Forma Operating Earnings

     Pro forma operating earnings represent net earnings adjusted for certain items the Company believes are not indicative of operating results. Pro forma operating earnings, which consist of net earnings exclusive of the after-tax impact of net realized investment losses and the income effect of a required change in accounting principle, were $75,166, or $2.26 per share (diluted), in the first nine months of 2002, compared to $70,479, or $2.08 per share (diluted), in the first nine months of 2001.

                                                      September 30,         September 30,
                                                          2002                  2001
Pro-Forma Operating Earnings:
  Net Earnings........................................  $ 44,053              $ 64,961
  Less Net Realized Investment Losses, Net of Tax
    Benefit...........................................    42,350*                5,518
  Less Change in Accounting Principle.................   (11,237)                 -
    Pro-Forma Operating Earnings......................  $ 75,166              $ 70,479

Pro Forma Operating Earnings Per Share (Diluted):

 Net Earnings Share...................................  $   1.33              $   1.92
  Less Per Share Net Realized Investment Losses,
    Net of Tax Benefit................................      1.27                  0.16
  Less Per Share Change in Accounting Principle.......     (0.34)                  -
    Pro-Forma Operating Earnings Per Share............  $   2.26              $   2.08

*The actual tax benefit of the realized investment loss portion is lower than the calculated statutory rate of 35%. This is primarily due to the write-off of a $5.4 million deferred tax asset previously established for realized investment losses and the non-deductible capital loss recognized for financial statement purposes ineligible for tax purposes.

                 The Commerce Group, Inc. and Subsidiaries
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                              (Continued)

                   Liquidity and Capital Resources

     The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page 3 and the Consolidated Statements of Cash Flows on pages 5 and 6. Stockholders' equity decreased by $15,385 during the first nine months of 2002 as compared to December 31, 2001. The decrease resulted from a decrease in other comprehensive income, net of income taxes, on fixed maturities and preferred and common stocks of $1,387 coupled with dividends paid to stockholders of $30,273 and treasury stock purchases of $35,279, offset by net earnings of $44,053 and a $7,501 increase which resulted from the issuance of capital stock. Total assets at September 30, 2002 increased $238,329 or 11.1% to $2,378,411 as compared to total assets of $2,140,082 at December 31, 2001. The major components of this growth are an increase of $94,829 or 38.5% in premiums receivable, coupled with a $45,578 or 3.0% increase to invested assets, at market value and equity and a $26,070 or 22.4% increase in deferred policy acquisition costs. The increase in premiums receivable is primarily attributable to increased Massachusetts business coupled with the seasonality of the policy effective dates of the Company's business.
     The Company's liabilities totaled $1,577,137 at September 30, 2002 as compared to $1,327,808 at December 31, 2001. The $249,329 or 18.8% increase was primarily comprised of increases in unpaid losses and loss adjustment expenses and unearned premiums. These increases were attributable to the increased business mentioned previously.
     The primary sources of the Company's liquidity are funds generated from insurance premiums net of loss and acquisition costs, net investment income, premium finance and service fees and the maturing and sale of investments as reflected in the Consolidated Statements of Cash Flows on pages 5 and 6.

     The Company's operating activities provided cash of $159,092 in the first nine months of 2002, as compared to $72,607 during the same period a year ago, representing an increase of $86,485 or 119.1%. The primary reason for this increase is that the increase in premiums collected outpaced the increase in loss and policy acquisition payments. Additionally, premium finance and service fees collected increased $2,459 or 18.5% primarily as the result of increased business and a service fee increase on Massachusetts new and renewal business from three dollars to four dollars per installment payment, for policies with effective dates of July 1 and forward.

     For the first nine months of 2002 net cash flows from investing activities used cash of $168,842 as compared to net cash flows provided by investing activities of $78,177 for the same period in 2001. The majority of the $247,019 difference was a $202,313 increase in purchases of fixed maturities coupled with a $46,523 increase in purchases of equity securities offset by a $24,289 increase in proceeds from fixed maturities. Investing activities were funded by accumulated cash and cash provided by operating activities during 2002 and 2001. As previously mentioned the Company began investing some of its excess cash in short duration FNMA securities late in the third quarter of 2002.

     Cash flows used in financing activities totaled $58,051 during the first nine months of 2002 compared to $43,574 during the same period a year ago. The 2002 cash flows used in financing activities consisted of dividends paid to stockholders of $30,273, coupled with $35,279 used to purchase 915,444 shares of treasury stock under the Company's stock buyback program, offset by $7,501 which resulted from the issuance of capital stock related to exercises of stock options. The 2001 cash flows used in financing activities consisted of dividends paid to stockholders of $29,986 and $13,588 used to purchase 362,900 shares of treasury stock under the company's stock buy-program.

              The Commerce Group, Inc. and Subsidiaries
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                                (Continued)

     The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. The carrying value (at market and equity) of total investments at September 30, 2002 was $1,543,779. At September 30, 2002, the Company held cash and cash equivalents of $80,829. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company continues to monitor interest rates on long-term securities and intends to maintain its relatively high cash position until such time as the Company believes long-term rates have appropriately firmed.

      Effective July 1, 2002, the Company entered into a retrocessional reinsurance agreement with one of its quota-share reinsurers who maintains a one-third participation in the Company's 75% quota-share treaty. For a premium paid to the Company, the Company will indemnify the reinsurer if the reinsurer incurs a loss for a single event or occurrence over a certain threshold. Losses assumed by the reinsurer must first exceed $15,000 before a reimbursement will be made, by the Company, to the reinsurer. The Company's exposure to the reinsurer under this agreement is for a maximum of $35,000. The threshold translates into a $60,000 total loss event or occurrence to the Company, $15,000 of which represents the reinsurers 25% portion of the quota-share treaty, before the reinsurer would receive any benefit.

     Also, effective July 1, 2002, the Company amended its quota-share reinsurance program in the event of terrorist acts. The maximum reimbursement to the Company from its quota-share reinsurers will be limited to $50,000 in the event of certain defined terrorist acts. The Company believes its exposure in excess of this limit to be very remote based upon the types of coverage offered by the Company. The Company's main area of business is in the personal lines market and it has no single retained exposure in excess of $1,000.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's annualized statutory premiums to surplus ratio was 1.91 to 1.00 and 1.55 to 1.00 for the period ended September 30, 2002 and 2001, respectively.

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

     The Company manages its market risk by focusing on higher quality equity and fixed income investments, by periodically monitoring the credit strength of companies in which investments are made, by limiting exposure in any one investment and by monitoring the quality of the investment portfolio by taking into account credit ratings assigned by recognized rating organizations. Although the Company has significant holdings of various closed-end preferred stock mutual funds, these funds are comprised primarily of preferred and common stocks traded on national stock exchanges, thus limiting exposure to any one investment.

                The Commerce Group, Inc. and Subsidiaries
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                             (Continued)

    The Company's exposure to interest rate changes at September 30, 2002 was estimated as follows: A 200 basis point increase results in a $77,369 decrease in the market value of the fixed maturities and preferred stocks. A 200 basis point decrease results in a $48,546 increase in the market value of the same securities.

                            Stock Buyback and Dividends

     The Company purchased 915,444 shares of Treasury stock under the buyback program through September 30, 2002 at an average cost of $38.54. At September 30, 2002, the Company had the authority to purchase approximately 1,358,000 additional shares of common stock under the current Board of Directors' stock re-purchase authorization.

     On September 21, 2002, the Company paid a quarterly dividend of $0.31 to stockholders of record as of September 1, 2002. The Company increased its quarterly dividend to stockholders from $0.30 to $0.31 during the second quarter.
                        Effects of Inflation and Recession

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

                       Evaluation of Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

              The Commerce Group, Inc. and Subsidiaries


                     PART II - OTHER INFORMATION



               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a) Form 8-K - On August 13, 2002, the Company filed a form 8-K. The purpose was to voluntarily comply with the June 27, 2002 Order of the Securities and Exchange Commission regarding CEO and CFO Sworn Statements.

(b)    Exhibit 10.24 - Reinsurance Agreement with Employers Reinsurance
Corporation

             The Commerce Group, Inc. and Subsidiaries
                   STATEMENT UNDER SECTION 906 OF
                   THE SARBANES-OXLEY ACT OF 2002


     The undersigned officer of The Commerce Group, Inc. (the "Company") hereby certifies that, as of the date of this statement, the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the three and nine-month periods ended September 30, 2002.

     The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.


Date:  November 13, 2002                    /S/ ARTHUR J. REMILLARD, JR.
                                                Arthur J. Remillard, Jr.
                                                Chief Executive Officer



     The undersigned officer of The Commerce Group, Inc. (the "Company") hereby certifies that, as of the date of this statement, the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the three and nine-month periods ended September 30, 2002.

     The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.


Date:  November 13, 2002                       GERALD FELS
                                           /S/ Gerald Fels
                                           Chief Financial Officer



                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               THE COMMERCE GROUP, INC.

                                               RANDALL V. BECKER
                                           /S/ Randall V. Becker
                                                 Treasurer and
                                             Chief Accounting Officer

                                CERTIFICATIONS

I, Arthur J. Remillard, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Commerce Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                          /S/ ARTHUR J. REMILLARD, JR.
                                              Arthur J. Remillard, Jr.
                                              Chief Executive Officer

                                CERTIFICATIONS

I, Gerald Fels, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Commerce Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 13, 2002

                                          /S/ GERALD FELS
                                              Gerald Fels
                                              Chief Financial Officer

          EMPLOYERS REINSURANCE CORPORATION    Exhibit 10.24

                          Retrocession Agreement
                                 between

                    Employers Reinsurance Corporation
                            Overland Park, KS
              (hereafter referred to as the "Corporation")
                            as the Reinsured

                                  And

                     Commerce Insurance Company
                              Webster, MA
                (hereafter referred to as "Commerce")
                      as the Retrocessionaire

    With respect to the Corporation's liability as reinsurer of

                  Commerce Insurance Company and/or
                  Citation Insurance Company and/or
                 American Commerce Insurance Company

Type:  First Specific Excess Property Catastrophe Retrocession

Term: Commencing at 12:01 am, July 15, 2002 and ending at 12:01 am, July 1, 2003 as respects occurrences on or after the effective date and prior to the termination date.

Business Covered: The Property portion of the Corporation's 25% participation (being 25% part of 75%) in the Combination Property and Liability Quota Share Agreement issued to Commerce (hereafter referred to as the "Original Agreement"), but only in respect of policies in force at the inception hereof or issued or renewed thereafter and classified in the Original Agreement as Fire, Allied Lines, Inland Marine, Homeowners (Section I only), Commercial Multiple Peril (Section I only) and Earthquake.

Territory: The territorial limits of the Agreement shall be identical with those of the Original Agreement.

Retention and Limit: No claim shall be made under this retrocession agreement unless the Corporation shall have first sustained under the Original Agreement, by reason of any one loss occurrence, and Ultimate Net Loss in excess of $15,000,000. The Retrocessionaire shall then be liable for 95% of the Ultimate Net Loss in excess of $15,000,000 each occurrence, with the limit of liability to the Retrocessionaire being 95% of $35,000,000 any one loss occurrence, and 95% of $70,000,000 in the aggregate for all loss occurrences during the period of the Agreement.

Retrocession Premium:

    * 6.23% of subject Gross Net Written Premium, subject to a minimum premiums of $1,150,000.
    * The deposit premium shall be $1,437,500 payable in four equal installments each due on July 15, 2002, October 1, 2002, January 1, 2003 and April 1, 2003.
    * The Corporation shall be entitled to one full reinstatement of the limits hereunder at 100% additional premium as to time; pro rata as to the amount reinstated.
    * The term "Gross Net Written Premium" shall mean the Gross Written Premium on business ceded to the Original Agreement. 84% of such premium shall be considered subject premium to the Agreement.
    *   The estimated subject premium for the period is $23,100,000.

Definition of Loss Occurrence:  To follow the Original Agreement.

Other terms and Conditions: To follow the Original Agreement, or as mutually agreed.





Signed Participation:  100%                   Date:

By
                   For Commerce Insurance Company


Accepted:                                     Date:

By
                 For Employers Reinsurance Corporation