Form 10-K
period 2002-12-31
COMMERCE GROUP INC /MA
filed 2003-03-28
CIK 811612

2002
      annual
      report
         and
   form 10-k

                              TABLE OF CONTENTS


                                                                                 Page
                                                                                 ----

Financial Highlights                                                                1
Letter to Stockholders                                                              2
Stockholder Return Chart                                                            3
Form 10-K Facing Page                                                               5
Glossary of Selected Insurance Terms                                                6

Part I

Item 1.  Business                                                                  11
         A.  General                                                               14
         B.  Commonwealth Automobile Reinsurers                                    15
         C.  Marketing                                                             17
         D.  Underwriting                                                          19
         E.  Reinsurance                                                           21
         F.  Settlement of Claims                                                  21
         G.  Loss and Loss Adjustment Expense Reserves                             22
         H.  Operating Ratios                                                      24
         I.  Investments                                                           25
         J.  Regulation                                                            25
         K.  Competition                                                           28
         L.  Other Matters                                                         30
Item 2.  Properties                                                                30
Item 3.  Legal Proceedings                                                         31
Item 4.  Submission of Matters to a Vote of Security Holders                       31
Item 4A. Executive Officers of the Registrant                                      32

Part II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters      33
Item 6.  Selected Financial Data                                                   34
Item 7.  Management's Discussion & Analysis                                        35
Item 7a. Qualitative and Quantitative Disclosures about Market Risk                77
Item 8.  Financial Statements and Supplementary Data                               77
         Notes to Financial Statements and Supplementary Data                      84
Item 9.  Changes in and Disagreements with Independent Auditors on Accounting
         and Financial Disclosure                                                 126

Part III

Item 10. Directors and Executive Officers of the Registrant                       126
Item 11. Executive Compensation                                                   126
Item 12. Security Ownership of Certain Beneficial Owners and Management           126
Item 13. Certain Relationships and Related Transactions                           126
Item 14. Controls and Procedures                                                  126

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K          127
         Signatures                                                               128
         Index to Financial Statement Schedules                                   130
         Statement under Section 906 of the Sarbanes-Oxley Act of 2002            141
         Certifications                                                           142
         Index to Exhibits                                                        144
         Organizational Chart                                                     145
         Directors                                                                146
         Officers                                                                 150
         Stockholder Information                                                  152

                            FINANCIAL HIGHLIGHTS
              (Dollars in Thousands, Except Per Share Amounts)


                                                      2002            2001            2000
                                                  -------------------------------------------
                                                                   (Restated)

Direct premiums written                           $ 1,406,856     $ 1,152,407     $ 1,071,649
                                                  ===========================================
Net premiums written                              $ 1,313,014     $ 1,078,967     $ 1,008,911
Earned premiums                                   $ 1,210,040     $ 1,043,652     $   954,483
Net investment income                                  98,466          99,563          96,830
Premium finance and service fees                       21,498          17,819          15,227
Amortization of excess of book value of
 subsidiary interest over cost                              -           3,389           3,390
Net realized investment gains (losses)                (82,385)        (10,633)         29,550
Other income                                            9,500               -               -
                                                  -------------------------------------------
      Total revenues                              $ 1,257,119     $ 1,153,790     $ 1,099,480
                                                  ===========================================

Earnings before income taxes, change in
 accounting principle and minority interest       $    52,026     $   107,782     $   170,066
Income taxes                                           17,063          18,392          38,306
Change in accounting principle, net of taxes           11,237               -               -
                                                  -------------------------------------------
Net earnings before minority interest                  46,200          89,390         131,760
Minority interest in net loss of subsidiary               555             863             320
                                                  -------------------------------------------
      Net earnings                                $    46,755     $    90,253     $   132,080
                                                  ===========================================
Comprehensive income                              $    59,625     $    90,814     $   168,570

Net earnings per common share:
  Basic                                           $      1.43     $      2.69     $      3.87
  Diluted                                         $      1.42     $      2.67     $      3.87

Operating earnings (1)                            $   104,680     $    98,880     $   109,631

Operating earnings per share (1)
  Basic                                           $      3.19     $      2.94     $      3.21
  Diluted                                         $      3.17     $      2.93     $      3.21

Cash dividends paid per share                     $      1.23     $      1.19     $      1.15

Weighted average number of common shares
 outstanding:
  Basic                                            32,773,519      33,608,804      34,121,047
  Diluted                                          33,028,081      33,794,938      34,121,047

Total investments at market value
 and equity value                                 $ 1,577,070     $ 1,498,201     $ 1,472,562
Total assets                                      $ 2,382,688     $ 2,154,631     $ 2,075,614
Total liabilities                                 $ 1,588,530     $ 1,345,198     $ 1,292,665
Minority interest                                 $     4,106     $         -     $     1,068
Total stockholders' equity                        $   790,052     $   809,433     $   781,881
Total stockholders' equity per share              $     24.60     $     24.43     $     23.16

Certain statutory financial ratios (unaudited):
  Loss and LAE ratio                                     75.1%           74.5%           71.7%
  Underwriting expense ratio                             23.6            24.2            25.1
                                                  -------------------------------------------
  Combined ratio                                         98.7%           98.7%           96.8%
                                                  ===========================================
Net premiums written to policyholders' surplus          198.3%          150.7%          152.6%
                                                  ===========================================

--------------------
<F1>  The above figures are presented to provide information to the reader due to the amount of, and fluctuations in, net realized gains and (losses). The amounts noted, which exclude the after-tax impact of net realized investment gains (losses), the income effect of a required change in accounting principle and the after-tax impact of variable accounting stock option treatment are important measures of corporate performance.

[LOGO]

                                                             March 26, 2003

To Our Stockholders:

      In 2002, your Company experienced satisfactory financial results for the 27th consecutive year. From the very first day the funding of The Commerce Insurance Company was accomplished (April 3, 1972) through December 31, 2002, we have achieved underwriting profit of $300.6 million on total premiums written of $11.4 billion. This underwriting profit represents 2.6% of total premiums written.

      In December 2002, the 2003 personal automobile insurance rate decision was announced by the Massachusetts Insurance Commissioner. Despite the industry's request for a 7.0% increase, 2003 rates were increased on average by 2.7%. Most companies, including yours, continued to modify safe driver deviations and/or affinity group discounts in response to the 2003 rate decision, although the number and amount of such were generally reduced for 2003. The Massachusetts marketplace remains highly competitive. Throughout these ongoing competitive times, your Company's share of the Massachusetts personal automobile market has continued to grow, and at year-end, our market share was 25.9%, up from 23.2% in 2001.

      In 2002, direct premiums written countrywide were $1.4 billion and surpassed $1 billion for the third consecutive year. Earned premiums were in excess of $1 billion for the second straight year. Your Company will continue to pursue the goals of growing and expanding geographically beyond the borders of Massachusetts. In furtherance of this goal, direct premiums written outside of Massachusetts now represent 13.4% of our total business as compared to 12.4% in 2001.

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

      Written premiums, earned premiums, total assets and total stockholders' equity per share, as illustrated in the bar graph on the facing page, are all at new highs. For those of you who are interested in the details, I draw your attention to the pages in this report labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Behind these numbers are an extremely dedicated group of people: Our policyholders (represented by over 1,205,000 policies in force); Agents (1,491); Employees (1,874); Officers (42); Commerce Group Directors (17); and, of course, our Stockholders (over 5,000, including our Employee Stock Ownership Plan participants, who now number 2,061).

      Property-liability insurance remains a good business to be in and The Commerce Group, Inc. will continue its efforts to be one of the most profitable long-term players. Your Company's management continues to believe that owners' interests are its primary constituency.

      Our sincere thanks to those who have helped in this building process, especially our Agents, Employees, Officers and Board of Directors. This diverse force of committed, ethical and hard working people will continue to build on our past successes and look to the future with excitement and opportunity. Their individual ingenuity, enthusiasm, dedication and professionalism will continue to serve our stockholders well.

      Your comments or questions regarding this report, or The Commerce Group, Inc. affairs in general, are solicited as always, at any time.

                                       /s/ Arthur J. Remillard, Jr.

                                       Arthur J. Remillard, Jr.
                                       President, Chief Executive Officer
                                       and Chairman of the Board

                         Caring in everything we do.

The bar graph on page 4 illustrates the Company's annual total stockholders' equity per share value and annual total stockholders' equity per share value including cumulative cash dividends paid per share through each December 31, year-end, over the most recent fifteen year period. The X-axis lists the years beginning with 1988 through 2002. The Y-axis lists the dollar values starting at $0.00 and increasing in one-dollar increments to $33.00. The graph depicts a total stockholders' equity per share value in 1988 of $1.95, 1989 of $2.53, 1990 of $3.36, 1991 of $4.80, 1992 of
$7.42, 1993 of $10.09, 1994 of $10.88, 1995 of $14.96, 1996 of $16.28, 1997
of $18.11, 1998 of $19.72, 1999 of $19.44, 2000 of $23.16, 2001 of $24.43,
and 2002 of $24.60. The graph also depicts the total stockholders' equity per share value adjusted to include cumulative dividends paid per share. The total of these amount to the per share value in 1988 of $1.95, 1989 of $2.53, 1990 of $3.36, 1991 of $4.80, 1992 of $7.42, 1993 of $10.09, 1994 of
$11.03, 1995 of $15.34, 1996 of $17.47, 1997 of $20.33, 1998 of $23.01,
1999 of $23.84, 2000 of $28.71, 2001 of $31.17, and 2002 of $32.57.

                           ----------------------
                     THIS PAGE LEFT BLANK INTENTIONALLY
                           ----------------------

===========================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2002

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from    _______________    to____________.

      Commission file number 001-13672

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
          Webster, Massachusetts                       (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code: (508) 943-9000
           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each Exchange
          Title of each Class                         on Which Registered
          -------------------                        ---------------------
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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).    Yes [X]      No [  ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 2003, was approximately $758,122,241.

      As of March 21, 2003, the number of shares outstanding of the registrant's common stock (exclusive of treasury shares) was 31,879,835.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement for its annual meeting of stockholders, which the Company intends to file within 120 days after the end of the registrant's fiscal year ended December 31, 2002, are incorporated by reference into Part III hereof as provided therein.
===========================================================================

                    GLOSSARY OF SELECTED INSURANCE TERMS

Affinity group marketing program    In Massachusetts, an "affinity group
                                    marketing program" is any system,design
                                    or plan whereby motor vehicle or
                                    homeowner insurance is afforded to
                                    employees of an employer or to members
                                    of a trade union, association or
                                    organization in accordance with those
                                    provisions of M.G.L. c. 175, s. 193R,
                                    distinguishing such plans from a "mass-
                                    merchandising plan".

                                    Specifically, an affinity group
                                    marketing program contemplates the
                                    issuance of such insurance through
                                    standard policies that generally
                                    preclude individual underwriting,
                                    contain an option to continue coverage
                                    at a standard rate upon termination of
                                    employment or membership, restrict
                                    cancellation, require the continuance
                                    of certain participation in ways not
                                    applicable to standard policies, and
                                    provide for the downward modification
                                    of rates based upon the experience of
                                    the insured group.

Assumed premiums                    Premiums acquired or allocated to an
                                    insurer other than through its
                                    independent agencies.

A.M. Best                           A.M. Best Company, Inc. is a rating
                                    agency reporting on the financial
                                    condition of insurance companies.  A.M.
                                    Best's statistics cited in this Form
                                    10-K are based upon information
                                    voluntarily submitted to it by
                                    insurers.

Casualty insurance                  Insurance which is primarily concerned
                                    with the losses of the insured due to
                                    injuries to other persons and to the
                                    property of others, and the legal
                                    liability imposed on the insured
                                    resulting therefrom.

Catastrophe, catastrophic loss      A severe loss, usually involving many
                                    risks such as conflagration,earthquake,
                                    windstorm, explosion and other similar
                                    events.

Combined ratio                      A combination of the underwriting
                                    expense ratio and the loss and loss
                                    adjustment expense ("LAE") ratio
                                    determined in accordance with Statutory
                                    Accounting Practices ("SAP").The
                                    underwriting expense ratio measures the
                                    ratio of underwriting expenses to net
                                    premiums written, determined in
                                    accordance with SAP.  The loss and LAE
                                    ratio measures the ratio of incurred
                                    losses and LAE to earned premiums,
                                    determined in accordance with SAP.

Commissioner                        The Commissioner of the Division of
                                    Insurance of the Commonwealth of
                                    Massachusetts.

Commonwealth Automobile
Reinsurers ("CAR")                  CAR is a Massachusetts mandated
                                    reinsurance mechanism, under which all
                                    premiums, expenses and losses on ceded
                                    business are shared by all insurers. It
                                    is similar to a joint underwriting
                                    association because a number of
                                    insurers act as Servicing Carriers for
                                    the private passenger and/or commercial
                                    automobile risks insured.

Direct Refers to premiums, losses, LAE and expenses on policies which a company writes before accounting for business ceded and assumed through reinsurance.

Direct loss ratio                   The ratio of direct incurred losses and
                                    LAE to direct earned premiums.

Direct premiums written             Total premiums for insurance sold to
                                    nsureds, as opposed to, and not
                                    including, reinsurance premiums.

Domestic insurer                    An insurance company that operates in
                                    the state in which it is licensed.

Earned premiums                     The portion of net premiums written
                                    that is equal to the expired portion of
                                    policies recognized for accounting
                                    purposes as income during a period.
                                    Also known as premiums earned.

Excess of loss reinsurance          Reinsurance which indemnifies the
                                    reinsured against all or a specified
                                    portion of losses under reinsured
                                    policies in excess of a specific dollar
                                    amount or "retention".

Exclusive representative
producer ("ERP")                    A Massachusetts automobile insurance
                                    agency which does not have a voluntary
                                    agency automobile insurance
                                    relationship with an insurer, and which
                                    is assigned by CAR to an insurer who is
                                    a Servicing Carrier.

Exposure                            An insurable unit defined as an
                                    automobile.

Frequency                           The relative incidence of claims in
                                    relation to an exposure, or group of
                                    exposures.

Hard market                         An insurance market in which the demand
                                    for insurance exceeds the readily
                                    available supply and premiums are
                                    relatively high.

Incurred but not reported
reserves ("IBNR")                   Reserves for estimated losses which
                                    have been incurred by insureds but not
                                    yet reported to the insurer.

Incurred losses                     The total losses sustained by an
                                    insurance company under a policy or
                                    policies, whether paid or unpaid.
                                    Incurred losses include a provision for
                                    IBNR and salvage and subrogation.

Inherent diminished value           An alleged loss in market value caused by
                                    a supposed perception that a car that has been involved in an accident, even when fully repaired, is not worth as much as an otherwise identical car that has not been involved in an accident.

Inland marine insurance             As used by the Company, insurance that
                                    provides protection for specific
                                    types of personal property, such as
                                    jewelry, coins and fine arts, over the
                                    limits covered in a standard homeowners
                                    insurance policy.

Loss adjustment expenses            The expenses relating to settling
                                    claims, including legal and other fees
                                    and the portion of general company
                                    expenses allocated to claim settlement
                                    costs.

LAE ratio                           The ratio of LAE, net of reinsurance
                                    recoveries, to earned premiums.

Loss and LAE ratio                  The ratio of incurred losses plus LAE,
                                    net of reinsurance recoveries, to
                                    earned premiums.

Loss reserves                       Liabilities established by insurers to
                                    reflect the estimated cost of claims
                                    payments and the related expenses that
                                    the insurer will ultimately be required
                                    to pay in respect of insurance it has
                                    written. Reserves are established for
                                    losses and for LAE.

Net premiums written                Direct premiums written for a given
                                    period less premiums ceded to
                                    reinsurers during such period plus
                                    premiums assumed during such period.

Participation ratio                 A Massachusetts insurer's share of the
                                    CAR deficit based upon the insurer's
                                    market share of automobile risks not
                                    reinsured through CAR, adjusted for
                                    utilization of CAR and credits for
                                    voluntarily writing less desirable
                                    under-priced business and ceded
                                    exclusions.

Premium-to-surplus ratio            The ratio of net premiums written to
                                    policyholders' surplus.

Property insurance                  Insurance that indemnifies a person
                                    with an insurable interest in tangible
                                    property for loss related to damage to
                                    or loss of use of the subject property.

Pure loss ratio                     The ratio of net incurred losses,
                                    excluding LAE, to premiums earned.

Quota share reinsurance             Reinsurance in which the reinsured
                                    shares a proportion of the original
                                    premiums and losses under the reinsured
                                    policy. Also known as pro-rata
                                    reinsurance.

Rate deviation                      A specific state approved departure
                                    from an otherwise applicable state set
                                    rate level provided to safe drivers.

Rate discount                       A specific state approved discount from
                                    an otherwise applicable state set rate
                                    level provided to members of affinity
                                    group marketing programs.

Reinsurance                         The acceptance by one or more insurers,
                                    called reinsurers, of all or a
                                    portion of the risk underwritten by
                                    another insurer who has directly
                                    written the coverage. However, the
                                    legal rights of the insured generally
                                    are not affected by the reinsurance
                                    transaction and the insurance company
                                    issuing the insurance policy remains
                                    liable to the insured for payment of
                                    policy benefits.

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

Salvage The sale of damaged goods, for which the insured has been indemnified by the insurance company.

Servicing Carrier                   An automobile insurer writing business
                                    in Massachusetts which can reinsure
                                    risks through CAR while remaining
                                    responsible for servicing the related
                                    private passenger and/or commercial
                                    automobile policies and which must
                                    provide a market for ERPs assigned to
                                    it by CAR.  There are 20 companies
                                    servicing private passenger automobile
                                    and 28 companies servicing commercial
                                    automobile.  In total, 35 carriers
                                    service either the private passenger or
                                    commercial markets.

Severity The relative magnitude of the dollar amount of a claim, or group of claims.

Soft market                         An insurance market in which the supply
                                    of insurance exceeds the current demand
                                    and premiums are relatively low.

Statutory accounting practices      Recording transactions and preparing
                                    financial statements in accordance
                                    with the rules and procedures
                                    prescribed or permitted by an insurer's
                                    state insurance regulatory authority
                                    for the purposes of financial reporting
                                    to regulators, which in general reflect
                                    a liquidating, rather than going
                                    concern, concept of accounting.

Statutory surplus                   The excess of admitted assets over
                                    total liabilities (including loss
                                    reserves), determined in accordance
                                    with SAP.

Subrogation                         The substitution of the insurer's right
                                    to recover in place of the insured's
                                    right to recover from a third party
                                    responsible for a loss paid by the
                                    insurer.

Take-all-comers                     A phrase used to characterize the
                                    Massachusetts personal automobile
                                    insurance system under which all
                                    insurers are required to underwrite and
                                    accept virtually all risks submitted to
                                    them.

Underwriting                        The insurer's process of reviewing
                                    applications submitted for insurance
                                    coverage, deciding whether to accept
                                    all or part of the coverage requested
                                    and determining the applicable
                                    premiums.

Underwriting expenses               The aggregate of policy acquisition
                                    costs, including commissions, and the
                                    portion of administrative, general and
                                    other expenses attributable to
                                    underwriting operations.

Underwriting expense ratio          The ratio of underwriting expenses to
                                    net premiums written determined in
                                    accordance with SAP.

Unearned premiums                   The portion of a premium representing
                                    the unexpired amount of the contract
                                    term as of a certain date.

                                   PART I

      (Dollars in thousands except for ratios and per share data unless noted otherwise)

ITEM 1.  BUSINESS

      The Commerce Group, Inc. (the "Company") was incorporated in 1976. The Company is engaged in providing personal and commercial property and casualty insurance primarily in Massachusetts through its principal subsidiary, The Commerce Insurance Company ("Commerce"), which was incorporated in 1971 and began writing business in 1972. The Company's predominant insurance line is motor vehicle insurance, primarily covering Massachusetts personal automobiles. The Company also offers commercial automobile, homeowners, inland marine, fire, general liability, commercial multi-peril and personal and commercial umbrella insurance. The Company also writes insurance in California and Oregon through Commerce West Insurance Company ("Commerce West") located in Pleasanton, California, which primarily focuses on personal automobile insurance and also writes commercial automobile insurance. Additionally, the Company writes insurance through American Commerce Insurance Company ("American Commerce"), which writes primarily personal automobile insurance and also writes homeowner insurance. Located in Columbus, Ohio, American Commerce, is a wholly-owned subsidiary of ACIC Holding Co., Inc. ("AHC") with policies in 26 states and licenses in 17 others.

      Effective January 1, 2002, the ownership interests in AHC were recapitalized. Prior to the recapitalization at December 31, 2001, Commerce maintained an 80% common stock interest and AAA Southern New England ("AAA SNE") maintained a 20% common stock interest in AHC. Additionally, all AHC preferred stock was owned by Commerce. The recapitalization resulted in redeeming of all the AHC preferred stock by Commerce in exchange for 3,000 additional shares of AHC common stock. This resulted in Commerce increasing its AHC common stock interest to 95% with AAA SNE maintaining a 5% AHC common stock interest with no preferred stock outstanding. The recapitalization also resulted in the creation of $4.5 million in minority interest for AAA SNE.

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

      The Company's business strategy is to focus its insurance activities primarily on the personal automobile market. The Company has over 1,205,000 polices in force. Commerce and Citation Insurance Company ("Citation") service over 996,000 throughout the Commonwealth of Massachusetts and Commerce services over 7,000 in the State of New Hampshire. Commerce West and American Commerce service over 205,000 policies in 27 states. The Company, through Commerce and Citation, wholly-owned subsidiaries of Commerce Holdings, Inc. ("CHI"), which is a wholly-owned subsidiary of the Company, has been the largest writer of personal property and casualty insurance in Massachusetts in terms of market share of direct premiums written since 1990. At year-end 2002, the Company's Massachusetts private passenger automobile market share was 25.9%, up from 23.2% in 2001. The Company is the second largest writer of Massachusetts homeowners insurance and the third largest writer of commercial automobile insurance in the Commonwealth, based on the most recently available data. In addition, the Company's combined insurance companies were ranked the 26th largest personal automobile insurance group in the country by A.M. Best, based on the most recently available direct premium written information.

The accompanying table lists direct premiums written for the years ended December 31, 2002 and 2001 for Massachusetts and other states business:

Direct Premiums Written, Year Ended December 31, 2002
-----------------------------------------------------


                         Massachusetts    All Other States       Total      % of Total
                         -------------------------------------------------------------

Personal Automobile        $1,032,438         $155,045        $1,187,483       84.4%
Homeowners                     87,634           27,376           115,010        8.2
Commercial Automobile          74,879            5,151            80,030        5.7
Other Lines                    23,569              764            24,333        1.7
                           --------------------------------------------------------
      Total                $1,218,520         $188,336        $1,406,856      100.0%
                           ========================================================

Direct Premiums Written, Year Ended December 31, 2001
-----------------------------------------------------


                         Massachusetts    All Other States       Total      % of Total
                         -------------------------------------------------------------

Personal Automobile        $  859,922         $122,320        $  982,242       85.2%
Homeowners                     73,254           18,710            91,964        8.0
Commercial Automobile          58,088            1,514            59,602        5.2
Other Lines                    17,885              714            18,599        1.6
                           --------------------------------------------------------
      Total                $1,009,149         $143,258        $1,152,407      100.0%
                           ========================================================

      The Company attributes its success primarily to its strong
relationships with   professional independent agencies that provide quality
business for the Company along with fair and prompt settlement of claims. Other factors that have been important to its success include an in-depth understanding of the Massachusetts regulatory and underwriting environments, an ability to operate efficiently with economies of scale, advanced information systems, an extensive underwriting database and, beginning in 1995, the ability to compete in an affinity group marketing environment.

      Because the Company offers its product lines only through independent agencies, its relationships with those agencies are critical to its continued success. The Company believes that it is the preferred provider for most of its agencies and that, as a result of such position, it has gained access to policyholders with average or above-average underwriting profit characteristics. The Company carefully selects and retains agencies whose premium growth and loss ratio experience meet the Company's agency criteria, and devotes substantial resources to fostering and maintaining strong relationships with its existing agencies. The Company pays its agencies significant compensation in the form of profit sharing, which is based in part on the underwriting profits of the agency's business written with the Company. In addition, the Company occasionally sponsors incentive award trips to encourage agent profitability and growth. Refer to "Part I,
Item 1C-Marketing" for the details. Based upon agency surveys conducted several times a year, the Company believes it is attentive to the needs and requirements of its agencies and insureds. The Company emphasizes its commitment to the Massachusetts insurance market by its responsiveness in servicing claims and its internal support for agency operations, including direct billing of insureds, direct claim reporting, agency upload and download systems, on-line inquiry systems for its agents and by providing competitively priced automobile and property insurance programs and products.

Massachusetts Business

      The Company's focus on automobile and homeowners insurance primarily in Massachusetts (85% of total direct premiums written) has also been a significant factor in its success. The terms, conditions and mandated rates of personal automobile insurance are subject to extensive regulation. Because the Company has primarily served the Massachusetts market, it has both an in-depth understanding of this market and the ability to respond effectively to shifts in the state's regulatory and underwriting environments. Currently, the Company is required to accept virtually all private passenger automobile insurance business submitted to it by its agencies. The Company's ability to underwrite this business profitably, however, depends on its understanding of the risks in the business as well as its management of reinsurance through CAR.

      The Company has actively pursued affinity group marketing programs since 1995. The primary purpose of affinity group marketing programs is to provide participating groups with a convenient means of purchasing discounted private passenger automobile insurance through associations and employer groups. For additional information, please refer to "Part II,
Item 7-Massachusetts Automobile Business" section of the Management Discussion and Analysis (MD&A).

      The Company's other than personal automobile products tend to be derived from its other two core product lines and therefore have had relatively predictable risk profiles. The Company offers a preferred risk homeowners product through Citation, which has an alternative pricing schedule for selected insureds meeting more restrictive underwriting guidelines. Citation also provides a separate rating tier for preferred commercial automobile business. Approximately 15% of the voluntary commercial automobile premium produced by its voluntary agents in 2002 was written by Citation. Citation also produced approximately 51% of Massachusetts homeowner business based on direct premiums written. The Company expects that these secondary rating tiers will continue to assist the Company in retaining its better commercial automobile and homeowner accounts. Commerce was the largest writer of voluntary commercial automobile business in 2002.

      The Company also offers homeowners insurance in Massachusetts, including a very limited amount of policies in designated coastal areas. The Company's average homeowners policy is an all risk, replacement cost insurance policy covering a dwelling and the contents contained therein. The Company's published limits of liability for property damage to a dwelling are a minimum coverage of $60 and a maximum coverage of $750 in Massachusetts. Some policies over this amount are written on an exception basis. For personal liability, the minimum coverage is $100 and the maximum coverage is $1,000. The average dwelling coverage amount per policy is approximately $185 in Massachusetts. Generally, the average amount of contents coverage is 70% of the amount of coverage for the dwelling, with limitations on the amount of coverage per item placed on securities, cash, jewelry, furs, silverware, computer equipment and firearms. However, additional coverage for such items can be purchased on a scheduled personal property basis. The Company also offers $1,000, $2,000 and $3,000 personal liability umbrella coverage which is reinsured through Employers Reinsurance Corporation.

      The Company's long-term commitment to providing consistent markets for Massachusetts independent agencies, coupled with the withdrawal by several national companies from the Massachusetts personal automobile market, which primarily occurred during the years 1987 through 1991, has been a significant factor in enabling the Company to increase and maintain its market share by contracting with agencies which meet its agency criteria. The Company believes that Massachusetts agencies are more likely to seek to develop and expand relationships with domestic insurers, which, like the Company, have a long-term commitment to, and focus on, the Massachusetts personal automobile market.

Other States Business

      Commerce writes personal lines insurance through 30 independent insurance agencies in the state of New Hampshire. Commerce West predominantly writes private passenger automobile insurance in California and Oregon through 808 independent insurance agencies and brokers. All business is underwritten at Commerce West's headquarters located in Pleasanton, California. Although primarily writing preferred private passenger automobile business, Commerce West also writes non-standard private passenger automobile business and commercial automobile business. American Commerce predominantly writes private passenger automobile and homeowners insurance in 26 states exclusively through 32 AAA independent insurance agencies. Products are similar to those offered by Commerce and Citation, although pricing of products is determined on a company by company and state by state basis. All business is underwritten at American Commerce's headquarters located in Columbus, Ohio. Both companies target preferred insurance risks. For additional information, please refer to "Part II, Item 7-Other States" (MD&A).

A.  General

Insurance Lines

      Commerce and Citation, the Company's Massachusetts property and casualty insurance subsidiaries, currently have a combined A.M. Best's rating of A+ (Superior). Commerce West, and American Commerce currently have A.M. Best's ratings of A (Excellent). According to A.M. Best, an insurer with a Superior rating has achieved superior overall performance and has shown the strongest ability to meet their policyholder and other contractual obligations when compared to the norms of the property and casualty insurance industry. An insurer with an Excellent rating has demonstrated, in A.M. Best's opinion, excellent overall performance when compared to standards developed by A.M. Best.

      The Company's principal insurance line is personal automobile insurance. The Company offers automobile policyholders the following types of coverage: bodily injury liability coverage, including underinsured and uninsured motorist coverage, personal injury protection coverage, property damage liability coverage and physical damage coverage, including fire, theft and other hazards specified in the policy. In Massachusetts and New Hampshire, policies are written for one-year terms. Personal automobile policies written by Commerce West and American Commerce are primarily written for a policy term of six months. The Company's published maximum liability limits for Massachusetts business written by Commerce are $500 per person and $1,000 per accident for bodily injury, and $100 for property damage. For New Hampshire, the Company's published maximum limits of liability are $500 per person and $1,000 per accident for bodily injury, and $250 for property damage. Liability limits of $100 per person injured, $300 per accident and $100 for property damage are the limits most commonly purchased from the Company in Massachusetts. For California business written by Commerce West, liability limits of $15 per person injured and $30 per accident are most commonly purchased. For Oregon business written by Commerce West, liability limits of $25 per person insured and $50 per accident are most commonly purchased. For business written by American Commerce, liability limits of $100 per person injured and $300 per accident are most commonly purchased.

Massachusetts Automobile Business

      Massachusetts automobile business is the major segment of the Company's operation. For additional information about Massachusetts automobile business, please refer to "Part II, Item 7-Massachusetts Automobile Business" section (MD&A).

Mortgage Operations

      Insurance companies are authorized to invest in mortgages. The Company formed Bay Finance Company, Inc. ("Bay Finance") to originate and service residential and commercial mortgages in Massachusetts and, on a limited basis, in Connecticut. During fiscal 2002, 2001 and 2000 the mortgage operations accounted for approximately $2,737, or 0.2%, $3,592, or 0.3% and $5,407, or 0.5% of the Company's consolidated total revenues, respectively.

Insurance Agency

      Clark-Prout Insurance Agency, Inc. ("Clark-Prout") is a wholly-owned insurance agency that writes both for the Company and for other insurance companies. During fiscal 2002, 2001 and 2000, Clark-Prout's revenues amounted to $622, or 0.1%, $629, or 0.1% and $717, or 0.1% of the Company's consolidated total revenues, respectively.

Segment Information

      The Company has four reportable segments: (1) property and casualty insurance-Massachusetts; (2) property and casualty insurance-other than Massachusetts; (3) real estate and commercial lending; and, (4) corporate and other. For additional information, please refer to "Part II, Item 8-Notes to Financial Statements, NOTE O".

B.  Commonwealth Automobile Reinsurers ("CAR")

      A significant aspect of the Company's automobile insurance business relates to its interaction with CAR. CAR is a Massachusetts-mandated reinsurance mechanism, which enables the Company and the other Servicing Carriers to reinsure any under-priced automobile risk. Servicing Carriers, which are responsible for over 99% of total direct premiums written for personal automobile insurance in Massachusetts, are required to offer automobile insurance coverage to all eligible applicants pursuant to "take-all-comers" regulations, but may reinsure under-priced business with CAR. In addition, Servicing Carriers are obligated to accept involuntary agencies, known as ERPs, from CAR and to provide an automobile insurance market in Massachusetts for those agencies. ERP assignments occur by line of business and may apply to personal automobile only, commercial automobile only, or both lines.

      CAR maintains separate pools for liability and physical damage coverage for personal and commercial automobile risks. All companies writing automobile insurance in Massachusetts share in the underwriting results of CAR business for their respective product line or lines, whether or not they are Servicing Carriers. Since its inception, CAR has annually generated multi-million dollar underwriting losses, primarily in the personal automobile pool. Accordingly, each automobile insurer attempts to develop and implement underwriting strategies that will minimize its relative share of the CAR deficit while maintaining acceptable loss ratios on risks not reinsured through CAR.

      In general, the CAR reinsurance mechanism operates as follows.
Within established time frames, a Servicing Carrier must identify which policies it wishes to retain and which policies it wishes to cede to CAR.
A Servicing Carrier pays to CAR all of the premiums generated by the policies it has ceded and also reimburses CAR the difference between standard rates and the reduced premium resulting from affinity group marketing discounts or safe driver deviations on policies ceded to CAR.
CAR reimburses Servicing Carriers for all losses incurred on account of ceded policies, although, as with reinsurance generally, reinsurance of a policy through CAR does not legally discharge the Servicing Carrier from its liability to the policyholder for the full amount of the policy. In addition, Servicing Carriers also receive fees for servicing ceded policies based upon the expense structure established by CAR.

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay their obligations. At the present time, the Company is not aware of any CAR member company who has failed to meet its obligations.

      An insurer's proportionate share of the CAR deficit is allocated on the basis of a formula called a participation ratio, which can vary significantly between the personal and commercial pools, and between different policy years. Under current regulations, an insurer's share of the

CAR deficit is based upon its market share for retained automobile risks for the particular pool, adjusted by a utilization formula, such that, in general, its participation ratio is disproportionately and adversely affected if its relative use of CAR reinsurance exceeds that of the Massachusetts industry and favorably affected if its relative use of CAR reinsurance is less than that of the Massachusetts industry. The current formula also contains a provision whereby certain high risk and/or under-priced business, if reinsured through CAR, is excluded in determining an insurer's participation ratio. Finally, for the personal automobile CAR pool, an insurer's participation ratio may be affected by credits received for not reinsuring through CAR automobile risks in selected under-priced classes and territories. An insurer's participation ratio will be favorably affected if its relative use of credits exceeds that of the Massachusetts industry. Credit values are set annually by CAR and the Company cannot forecast whether the yearly changes will be beneficial or detrimental to its personal automobile results.

      Company Private Passenger Participation Ratio for CAR versus Market
Share


                          Company Participation      Company
               Year           Ratio in CAR         Market Share
               ------------------------------------------------

               2002*              17.8%               25.9%
               2001               16.8%               23.2%
               2000               16.9%               22.3%

--------------------
*   Estimated.

      The Company's objective is to develop and implement underwriting strategies to obtain the optimum balance between its CAR participation ratio and the loss ratios on automobile risks written voluntarily. For each automobile risk, the Company makes a judgment as to whether the projected impact on the Company's profitability from retaining the risk outweighs the incremental cost of reinsuring the risk through CAR. In general, increased voluntary retention levels result in higher voluntary loss ratios but lower CAR participation costs. In determining the incremental cost of reinsuring a risk through CAR, the Company estimates its participation ratio for a given period by modeling the anticipated Massachusetts industry-wide CAR trends. Once the Company estimates its participation ratio, it is then able to compare the incremental effect on the Company's share of the CAR deficit of either reinsuring or retaining the particular automobile risks. Finally, for personal automobile risks, the Company utilizes its internal underwriting database and internally-developed actuarial reporting and decision support systems to develop a projected underwriting loss ratio for each risk. It then compares the impact of the automobile risk on the Company's participation ratio in order to estimate whether, after taking all CAR and other factors into account, the Company's profitability will be enhanced by reinsuring or retaining such risk. The Company believes that, because of its leading share of the Massachusetts personal automobile insurance market, it can utilize statistically credible data for a greater array of underwriting factors than its competitors, which in turn gives it a competitive advantage in deciding which personal automobile risks to reinsure through CAR.

      The CAR utilization-based participation ratio has been in place since 1994, and individual companies in the marketplace make minor yearly changes to find their optimum balance between voluntary and ceded writings. In 2002, the Company ceded approximately $75,436 or 7.3% of the Company's Massachusetts personal automobile direct premiums written, compared to $60,277, or 7.0% in 2001. The Company's strategy has been to maintain above average voluntary retention levels, as well as to voluntarily retain personal automobile business that receive credits, favorably impacting the utilization formula. These credits result from voluntarily writing business in under-priced territories and for under-priced classes. This favorably affects the Company's participation ratio, as indicated in the above table, as the Company's participation ratio is several percentage points below the Company's estimated 25.8% share of the Massachusetts personal automobile market. This strategy also may increase the Company's voluntary loss ratios as under-priced business generally produces higher loss ratios.

      Although commercial automobile insurance is a relatively smaller portion of the Company's total insurance writings, the related commercial automobile risk selection decisions remain an important element in determining profitability. In 2002, the Company ceded approximately $12,762 or 17.0% of its Massachusetts commercial automobile direct premiums written, as compared to $9,062 or 15.6% in 2001.

      CAR rule changes occur, as CAR adjusts the operations of the personal and commercial reinsurance mechanisms to address the needs of the Massachusetts automobile insurance market. In a letter to the Massachusetts Insurance Commissioner (the "Commissioner") dated June 25, 2002, the Massachusetts Attorney General reported that, based on his examination of available information, he "believes that the CAR plan for providing access to insurance in the residual market does not comply with the CAR enabling statute, and must be changed to produce a fair and equitable market". The Attorney General's letter describes several factors that he believes support his findings and which he believes should be corrected in order to comply with Massachusetts law governing CAR. The Attorney General's letter calls on the Commissioner to work with him to address these issues. It is uncertain whether and to what extent the issues raised by the Attorney General will be addressed by the Commissioner. We cannot be certain whether changes, if any, would have a material impact on the Company.

C.  Marketing

      The Company markets its insurance products through a network of licensed independent agencies, 628 throughout Massachusetts (of which 179 are ERPs), 30 throughout New Hampshire, 808 in California and Oregon for Commerce West, and 32 in 26 states for American Commerce. The non-ERP independent agencies may also represent other insurance companies, some of which may compete directly with the Company. ERP's may represent other companies for lines of business other than personal and/or commercial automobile. For these other lines, the ERP's may represent companies that compete with the Company. The independent insurance agencies are under contract with the Company's subsidiaries and must conduct their business according to the provisions of their contract. Contracts for Massachusetts agencies may be terminated by the Company upon 180 days' notice (90 days in New Hampshire) to the agency or at will by the agency. ERP contracts may be terminated by the Company if the ERP violates CAR rules, and the Company's actions are upheld by the CAR governing committee.

Massachusetts Business

      The Company seeks to establish long-term relationships with agencies that can generate a sizable volume of business with profitable underwriting characteristics and for which the Company will be among the top one or two preferred writers of private passenger automobile. As previously mentioned, the Company markets its insurance products through 628 licensed independent agencies. Of these, 230 have been licensed with the Company for less than 5 years. This is primarily the result of 127 new appointments in 2002. The Company also had 108 agencies with licenses from 6 to 10 years and 290 licensed agencies that have been writing business with the Company for over 10 years, of which 171 have been associated with the Company for over 15 years. The Company also assesses whether the mix of a prospective agency's business will expand the Company's presence in one or more of its core product lines. In 2002, each agency representing the Company in Massachusetts produced an average of approximately $1,925 of Company direct premiums written or a 1.7% increase as compared to 2001. Also in Massachusetts during 2002, 208 agencies produced between $1.0 million and $2.0 million of direct premiums written, an additional 77 agencies produced between $2.0 million and $3.0 million, an additional 38 agencies produced between $3.0 million and $4.0 million and lastly, an additional 56 agencies produced over $4.0 million. The Company's three largest agencies produced approximately $79.8, $28.5 and

$22.0 million of the Company's Massachusetts direct premiums written, respectively, or approximately 6.5%, 2.3% and 1.8% in 2002.

      Included in the premium increase for Massachusetts personal automobile direct premiums written are premiums that were the result of appointments of new agents. During 2002, Commerce had 127 new appointments. Of these new appointments, 89 were voluntary agents resulting in an additional $50,470 in premium. The remainder of the new appointments resulted from ERPs. Business obtained from new ERPs amounted to $16,953 during 2002.

      Once appointed, each agency's performance is carefully monitored. An Agency Evaluation Committee, comprised of representatives of the Company's Marketing, Underwriting and Premium Accounting departments, utilizes a host of pre-established criterion (loss ratio, premium volume, etc.) to continuously evaluate agencies. Generally, the Company will counsel an agency on how to improve its underwriting and profitability before any agency will be terminated. During 2002, only 6 agencies were terminated by the Company.

      Company agencies receive commissions on policies written for the Company and are eligible to receive contingent commissions through a profit sharing arrangement. The Commissioner annually establishes a minimum average direct commission for personal automobile insurance, which in 2002 was 11.7%. The Company's contingent commissions are tied to the underwriting profit on policies written by an agency. The Company generally pays a qualifying agency up to 45% of the rolling three-year underwriting profit attributable to the agency's business. The arrangement for Massachusetts business utilizes a three-year rolling plan, with one third of each of the current and the two prior years profit or loss calculations, summed to a single amount. This amount, if positive, is multiplied by the profit sharing rate and paid to the agent. To qualify for profit sharing, a three-year average loss ratio of 50% to 55% or better is generally required. CAR credits for voluntary business written in under-priced territories or credits for writing youthful operators on a voluntary basis can increase the loss ratio eligibility for profit sharing. Books of business with limited credits must achieve a lower loss ratio, generally around 50%. In 2002, total commission expensed by the Company to its agencies amounted to 15.1% of direct premiums written, of which direct commissions and contingent commissions constituted 13.6% and 1.5%, respectively, versus total commission expensed of 15.5%, of which 14.1% was direct and 1.4% was contingent in 2001. Direct commissions are higher than the personal automobile minimum commission rates primarily due to higher commission rates on SDIP Step 9 business coupled with higher commissions on other lines of business. The decrease in direct commissions from last year was due to a decrease in the stated mandated personal automobile commission rate. In 2002, the Company's expense for contingent commissions was $18.2 million versus $14.0 million in 2001.

      The Company also occasionally sponsors incentive award trips to encourage and reward agency profitability and growth. In late 2001, the Company initiated a 2003 Island Adventure Sales Incentive Contest with the qualification period running from January 1, 2002 to April 30, 2003. Qualification criteria includes profitability, written premium volume, private passenger and commercial automobile growth, longevity and use of Company services which increase Agency/Company efficiencies. Expenses in 2002 related to the 2003 Sales Incentive trip amounted to $954. In addition, the Company will hold similar Sales Incentive contests, for which qualifying growth will run between 2003 and 2005, with trips taking place in 2004 and 2005.

      During the past few years, the Company has devoted substantial time and resources to the development of its current information systems, which enhanced both its underwriting and its agency support. Through the use of several customized software programs, the Company has the ability to analyze its internal historical underwriting data and use such information in making, in the Company's belief, more informed underwriting decisions. In particular, the Company believes that the amount and extent of detail data accumulated as a result of its share of the Massachusetts personal automobile market gives the Company a competitive advantage in determining which personal automobile risks to reinsure through CAR. The Company's information systems also enable it to provide extensive support to its agencies. This support includes a direct billing system, which covers over 98% of the Company's policyholders, an on-line inquiry system, which allows agencies to ascertain the status of pending claims and direct bill information via the internet. The system also allows agents on-line access to manuals, reports and forms. The Company also offers an agency upload for personal automobile and an agency download product for personal automobile and homeowners. The Company will expand these offerings in 2003. In addition, the Company provides access to a system that allows Company agencies to quote premiums for the Company's three core product lines directly to policyholders. During 2002, more than 90% of our agents had access to one or more of these systems.

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

      As previously mentioned, since the latter part of 1995, Commerce has been a leader in affinity group marketing through agreements with the four AAA clubs. For additional information, please refer to "Part II, Item 7-Massachusetts Automobile Business" section (MD&A).

Agreements for the Transfer of Massachusetts Business from Other Companies in 2002

      During late 2001 and 2002, the Company entered into agreements with MassWest Insurance Company and Berkshire Mutual Insurance Company for the transfers of Massachusetts personal automobile business written by those companies in 2002. During 2001 the Company also formed an alliance with Horace Mann Educators Corporation. For additional information regarding these agreements, please refer to "Part II, Item 7-Massachusetts Automobile Business" section (MD&A).

Other States

      Commerce writes personal lines insurance through 30 independent insurance agencies in the state of New Hampshire. Commerce West predominantly writes private passenger automobile insurance in California and Oregon through 808 independent insurance agencies and brokers. All business is underwritten at Commerce West's headquarters located in Pleasanton, California. Although Commerce West primarily writes preferred and non-standard automobile insurance, it also writes commercial automobile insurance in California. This program was introduced in late 2000. American Commerce predominantly writes preferred private passenger automobile and homeowners insurance in 26 states exclusively through 32 AAA independent insurance agencies. All business is underwritten at American Commerce's headquarters located in Columbus, Ohio. Both companies target preferred insurance risks.

D.  Underwriting

      The Company seeks to achieve an underwriting profit, as measured by a statutory combined ratio of less than 100%, in each of its product lines, in both hard and soft markets. The strategy is designed to achieve consistent profitability with substantial growth in net premiums written during hard markets and more modest growth during soft markets. All of the Company's policies have been written on a "claims incurred basis," meaning that the Company covers claims based on occurrences that take place during the policy period.

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

Massachusetts Business

      The Company and each of the approximately 19 other Servicing Carriers must write all private passenger automobile risks submitted to them. Massachusetts personal automobile insurance rates are fixed annually by the Commissioner. All companies writing personal automobile policies are required to use such mandated rates, unless they have received prior approval from the Commissioner to offer a lower rate. The actual premium paid by a particular policyholder, however, is adjusted, either up or down, based upon the SDIP record of the insured operator. Moving violations and accidents for which the insured was at fault within the most recent six year period are used to determine each operator's SDIP surcharge or credit. The competitive nature of the Massachusetts personal automobile insurance market, which began in late 1995, continued through 2002.

      Company voluntary Massachusetts commercial automobile insurance rates are set competitively, subject to the Commissioner's authority to disapprove such rates. The rate for commercial automobile risks reinsured through CAR is mandated by the Commissioner, except for private passenger type non-fleet business. The Company's rates for other product lines, including homeowners and commercial lines of general liability and property insurance, are based in part on loss cost data from the Insurance Services Office ("ISO"), which is an industry bureau providing policy forms and rate making data, and in part, on the Company's own experience and industry price levels.

      The Company is not obligated by statute to accept every homeowners risk submitted to it. Accordingly, risks meeting the Company's underwriting guidelines are accepted, and all other risks are declined or not renewed. The Company has established an independent rate level for its homeowners product line, based on its own loss experience and recognizing the price levels available in the competitive marketplace. The Company uses ISO policy forms and has added special coverage features to meet its product needs. Rates and forms are filed with, and approved by the Commissioner.

      Under Massachusetts law, residential property owners are strictly liable for damages caused by lead poisoning in children under age six residing in the premises, unless the property owner has a Letter of Compliance or a Letter of Interim Control (i.e. has taken or is taking specific measures to prevent lead poisoning). The Company has reduced its exposure to lead poisoning by (i) excluding from coverage all intra-familial claims for bodily injury or medical expenses brought by minors living in an insured's household, (ii) revising its underwriting standards for new and renewal business to avoid insuring properties with lead poisoning hazards and (iii) excluding from homeowners and dwelling fire liability coverage all lead poisoning perils to children under the age of six on policies for properties built prior to 1978 that contain rental units and where strict liability for lead poisoning would otherwise apply. Effective on March 1, 1998 a similar exclusion was added to the Business Owners Program. With regard to the exclusion described in (iii), policyholders may buy a reinstatement of the excluded coverage through a policy endorsement for an additional premium, but very few such endorsements have been written. As a result of these remedial steps and its historical claims experience, the Company does not believe that its exposure to lead poisoning claims is material. The Company held reserves in the amount of $1,680 and $1,600 for lead paint related claims at December 31, 2002 and 2001, respectively.

      Also included in the financial results are claims for other environmental related claims such as oil spills and mold. For additional information, please refer to "Part II, Item 8-Notes to Financial
Statements, NOTE E".

      The Company believes that its information systems give it a competitive advantage in making underwriting decisions, particularly in deciding which personal automobile risks should be reinsured through CAR. Utilizing data the Company accumulates as a result of its major market presence in the Massachusetts personal automobile line, the Company believes that its information systems allow it to make informed risk assessments and to respond effectively to shifts in the automobile insurance markets and regulatory environment.

Other States

      In keeping with the Company's long-term growth objective to expand outside Massachusetts, the Company, in 1995, acquired Commerce West, a personal automobile insurer, located in Pleasanton, California. The Company formed a joint-venture (ACIC Holding Co., Inc.) in November 1998, and in January 1999 acquired American Commerce, located in Columbus, Ohio. Commerce West predominantly writes private passenger automobile insurance in California and Oregon through 808 independent insurance agencies and brokers. All business is underwritten at Commerce West's headquarters located in Pleasanton, California. Although primarily writing preferred private passenger automobile business, Commerce West also writes non-standard private passenger automobile business and writes commercial automobile business. American Commerce predominantly writes preferred private passenger automobile and homeowners insurance in 26 states exclusively through 32 AAA independent insurance agencies. All business is underwritten at American Commerce's headquarters located in Columbus, Ohio. American Commerce primarily targets preferred insurance risks. Beginning in the latter part of 2001, Commerce began writing personal lines insurance in the state of New Hampshire. Currently, Commerce writes New Hampshire business through 30 independent insurance agencies.

E.  Reinsurance

      In addition to participating in CAR, the Company reinsures with other insurance companies on a claims incurred basis, a portion of its potential exposure under the policies it has written, protecting itself against severe loss under individual policies, or catastrophic occurrences where a number of claims can produce an extraordinary aggregate loss. Reinsurance does not legally discharge the Company from its primary liability to the insured for the full amount of the policies, but it does make the reinsurer liable to the Company to the extent of the reinsured portion of any loss ultimately suffered. The Company seeks to utilize reinsurers that it considers adequately capitalized and financially able to meet their respective obligations under reinsurance agreements with the Company. The Company utilizes a variety of reinsurance mechanisms to protect itself against loss. For additional information, please refer to "Part II-Item 8, Notes to Financial Statements, NOTE F".

F.  Settlement of Claims

      Claims under insurance policies written by the Company are investigated and settled primarily by claims adjusters employed by the Company. In Massachusetts at year-end, Commerce employed a staff of 834 people at its claims department, located in Webster, Massachusetts. In addition to these individuals, Commerce utilizes the services of approximately 30 independent appraisal firms and 11 independent property adjusting companies who are strategically located throughout the Commonwealth of Massachusetts and State of New Hampshire. Commerce also has a special unit that investigates suspected insurance fraud and abuse. At year-end, American Commerce employed a staff of 82 people that settled claims at three regional claims offices strategically located throughout the country as well as the Company's Massachusetts location. In addition to these individuals, American Commerce utilized the services of approximately 88 independent appraisal firms and 77 independent property adjusting companies who are also strategically located throughout the country as well as the Company's Massachusetts location. At year-end, Commerce West settled claims at their home office, employing a staff of 30 in the claims department. In addition, Commerce West utilizes the services of approximately 14 independent appraisal firms strategically located in California and Oregon. If a claim or loss cannot be settled and results in litigation, the companies retain outside counsel to represent them.

      The Company believes that, based on surveys of its agency force and insureds, through its claims staff of experienced adjusters, appraisers, managers, and administrative staff, it has higher customer satisfaction than many of its competitors. All claims office staff members work closely with agents, insureds and claimants with a goal of settling claims fairly, rapidly and cost effectively.

      The Massachusetts Unfair Claims Settlement Practices Act ("Chapter 176D"), and other similar provisions in states in which the Company does business, prohibits insurers from engaging in certain claim settlement practices. These include failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies, refusing to pay claims without conducting a reasonable investigation based upon all available information, failing to effectuate prompt, fair and equitable settlements of claims in which liability has become reasonably clear, and compelling insureds to institute litigation to recover amounts due under an insurance policy by offering substantially less than the amounts ultimately recovered in actions brought by such insureds. An insurer's violation of any of these obligations expressly violates a number of state laws, including the Massachusetts Consumer Protection Act ("Chapter 93A"). Any party, including claimants and insureds, whose rights are affected by an insurer's violation of Chapter 176D, is entitled to bring a claim against the insurer under Chapter 93A. Similar provisions exist in other states where the Company does business.

      The damages available under Chapter 93A may not necessarily be related to the harm caused by the insurer's violation of Chapter 176D. Chapter 93A provides in effect that the party that brings a successful 93A claim will be entitled, at a minimum, to the amount of the judgment on all claims arising out of the same underlying occurrence, plus their legal fees, regardless of the limits of the policy issued by the insurer. Moreover, Chapter 93A permits the court to double or triple the party's damages if the insurer's violation of Chapter 176D was willful or knowing. If the underlying policy risk was ceded to CAR, the Company may seek reimbursement from CAR for legal expenses on any successfully defended claim. This is the only instance in which CAR will make any reimbursement on a 93A claim.

      Since 1996, Commerce has been expanding a twenty-four (24) hour claim reporting service in Massachusetts to third-party claimants and insureds of interested agencies. This service allows customers to report their first notice of a loss at any time of the night or day; 365 days a year. This reporting methodology allows the Company to improve customer satisfaction by making the initial claim handling much faster and ultimately reducing indemnity payments such as rental and storage.

      Certain of Commerce's Massachusetts agencies have settlement authority for claims for other than automobile property losses, which are less than $2.5. The settlement authority of agencies under automobile policies is limited to claims for towing. As of December 31, 2002, there were 291 Massachusetts agents who signed up for this claim payment methodology. This service is available to all agents and their use of the service fluctuates on an ongoing basis.

G.  Loss and Loss Adjustment Expense Reserves

      The following table represents the development of reserves, net of reinsurance, for 1992 through 2002. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and LAE for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts paid as of successive years expressed as a percentage with respect to that year's ending reserve liability. The lower portion of the table shows the re-estimated amount as a percentage of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2002.

      For additional information, please refer to "Part II, Item 7 - MD&A - Liquidity and Capital Resources" and "Part II, Item 8 - Notes to Financial Statements, NOTE E".

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


                                                              Year ended December 31,
                    ------------------------------------------------------------------------------------------------------------
                      2002      2001(2)     2000      1999     1998(1)    1997      1996      1995      1994      1993      1992
                    ------------------------------------------------------------------------------------------------------------
                              (Restated)                    (Dollars in thousands)
Reserves for
 losses and loss
 adjustment
 expenses           $678,349   $594,155   $585,867  $558,779  $561,239  $529,765  $533,980  $493,910  $455,460  $422,224  $316,264
Paid (cumulative)
 as a percentage
 of current re-
 serves as of:
  One year
  later                            49.3       51.9      50.9      47.5      50.9      50.5      48.5      47.7      52.7      51.1
  Two years
   later                                      71.4      72.5      70.2      74.0      72.5      70.3      68.4      71.8      76.8
  Three years
   later                                                83.3      81.3      88.3      84.8      84.2      80.8      82.1      86.0
  Four years
   later                                                          86.7      94.2      93.1      90.8      89.6      88.4      91.1
  Five years
   later                                                                    97.1      95.9      96.0      92.8      93.1      94.0
  Six years
   later                                                                              97.1      96.9      95.9      94.3      96.7
  Seven years
   later                                                                                        97.6      96.3      96.3      97.1
  Eight years
   later                                                                                                  96.8      96.4      98.5
  Nine years
   later                                                                                                            96.8      98.6
  Ten years
   later                                                                                                                      99.0
Reserves re-
 estimated as
 a percentage of
 initial reserves
 as of:
  One year
   later                           97.6       94.0      92.4      92.9      88.4      84.3      82.2      83.6      83.9      87.2
  Two years
   later                                      93.7      90.3      91.9      85.6      79.3      74.1      73.2      75.9      78.6
  Three years
   later                                                90.3      91.3      85.1      77.4      71.5      68.9      69.4      73.0
  Four years
   later                                                          91.3      84.7      77.3      69.7      67.8      67.3      68.8
  Five years
   later                                                                    84.4      77.1      70.4      66.3      66.4      67.0
  Six years
   later                                                                              76.8      70.1      66.9      65.7      66.7
  Seven years
   later                                                                                        69.9      66.8      66.2      65.9
  Eight years
   later                                                                                                  66.7      66.1      66.5
  Nine years
   later                                                                                                            66.1      66.4
  Ten years
   later                                                                                                                      66.6
Redundancy
 expressed as
 a percent of
 year-end reserves                  2.4        6.3       9.7       8.7      15.6      23.2      30.1      33.3      33.9      33.4

                        (footnotes on following page)




--------------------
<F1>  The 1998 amount includes an adjustment to add $63,112 in loss and LAE
      reserves for American Commerce at January 29, 1999.      For additional
      information about losses and LAE, gross and net of reinsurance, see "Part II, Item 8 - Noted to Financial Statements, NOTE E - Reinsurance".
<F2>  Reserves for loss and loss adjustment expenses differ from the amount originally reported by $3,822. This difference was caused by the employee stock option accounting change from fixed to variable. For additional information, please refer to "Part II, Item 7" MD&A.

H.  Operating Ratios

Loss and Underwriting Expense Ratios

      Loss and underwriting expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. Losses and LAE are stated as a percentage of premiums earned because losses may occur over the life of a policy. Underwriting expenses on a statutory basis are stated as a percentage of net premiums written rather than earned premiums because most underwriting expenses are incurred when policies are written and are not spread over the policy period. Underwriting profit margins are reflected by the extent to which the combined loss and underwriting expense ratios, the combined ratio, is less than 100%. The combined ratio is considered the best simple index of current underwriting performance of an insurer. The Company's loss and LAE ratio, underwriting expense ratio and combined ratio, and the industry combined ratio, on a statutory basis, are shown in the following table. The Company's ratios include lines of insurance other than automobile as do the industry combined ratios for all writers. Data for the property and casualty industry generally may not be directly comparable to Company data. This is due to the fact that the Company conducts its business primarily in Massachusetts where approximately 86.6% of direct premiums are written.


                                          Years ended December 31,
                                -------------------------------------------
                                 2002      2001      2000      1999     1998
                                 -------------------------------------------

Company Statutory Ratios
 (unaudited)
  Loss and LAE Ratio             75.1%     74.5%     71.7%     72.0%    71.6%
  Underwriting Expense Ratio     23.6      24.2      25.1      26.5     26.5
                                --------------------------------------------
  Combined Ratio                 98.7%     98.7%     96.8%     98.5%    98.1%
                                ============================================

Industry Combined Ratio
 (all writers)(1)               103.8%    109.7%    109.7%    104.4%    02.2%
                                ============================================

--------------------
<F1>  Source:  A.M. Best's Review Preview (2003), as reported by A.M. Best for all property and casualty insurance companies and weighted to reflect the Company's product mix.  The 2002 industry information is estimated by A.M. Best.

Premiums to Surplus Ratio

      The following table shows, for the periods indicated, the Company's and the industry's statutory ratios of net premiums written to policyholders' surplus. While there is no statutory requirement applicable to the Company that establishes a permissible net premiums to surplus ratio, guidelines established by the National Association of Insurance Commissioners ("NAIC") provide that this ratio should be no greater than 300%.


                                                          Years ended December 31,
                                     ------------------------------------------------------------------
                                        2002           2001           2000          1999         1998
                                     ------------------------------------------------------------------
                                                           (Dollars in thousands)

Net premiums written by the
 Company                             $1,313,014     $1,078,967     $1,008,911     $911,993     $745,048
Policyholders' surplus of the
 Company's insurance
 subsidiaries                        $  662,009     $  715,932     $  660,962     $518,974     $563,503
The Company's ratio                       198.3%         150.7%         152.6%       175.7%       132.2%
Industry ratio(1)                         129.7%         111.7%          94.4%        85.8%        84.5%

--------------------
<F1>  Source:  A.M. Best's Review Preview (2003), for all property and casualty insurance companies. The 2002 industry information is estimated by A.M. Best.

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

      For additional information, please refer to "Part II, Item 7", (MD&A), and "Part II, Item 8-Notes to Financial Statements, NOTE A2 and B".

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

      State Divisions of Insurance are responsible for conducting periodic examinations of insurance companies. Both Commerce and Citation were last examined for the five year period ended December 31, 1998. Commerce West was last examined in 2001 by the California Division of Insurance for the three year period ended December 31, 1999. American Commerce was exam-ined in 1999 by the Ohio Division of Insurance for the three year period ending December 31, 1997. The concluded examinations produced no material findings. Massachusetts Division of Insurance regulations provide that insurance companies will be examined every five years or more frequently as deemed prudent by the Commissioner. California Division of Insurance regulations provide that insurance companies will be examined every three years. Ohio Division of Insurance regulations provide that insurance companies will be examined at least every five years.

Automobile Insurance Regulation Overview

      Massachusetts has required compulsory automobile insurance coverage since 1925. States outside of Massachusetts generally have varying levels of minimum compulsory insurance. Under current law, all Massachusetts motorists are required to carry certain minimum coverages mandated by the State. The Commissioner fixes and establishes, among other things, the maximum rates insurers may charge for the compulsory personal automobile coverages. With very limited exceptions, each insurer writing automobile insurance in Massachusetts must accept all risks submitted to it for the compulsory coverage, but is permitted to reinsure these risks (including affinity group marketing insurance risks) through CAR.

      Compulsory Coverage-Compulsory coverage includes no-fault coverage, limited bodily injury coverage, property damage coverage and coverage against uninsured or hit and run motorists. The Massachusetts no-fault statute provides for personal injury protection ("PIP") coverage, which entitles a party to be reimbursed directly by the party's own insurer for certain medical expenses, lost wages and other defined expenses arising from an automobile accident, up to a specific amount, even if another party caused the accident.

      Rates and Commissions-Massachusetts personal automobile insurance rates are fixed and established annually by the Commissioner. Affinity group marketing insurance programs and safe driver rate deviations must be annually approved by the Commissioner. For Massachusetts commercial automobile insurance, the rates for the voluntary market are competitive, with insurers filing rates for review by the Commissioner based on their own experience. The rates for the Massachusetts commercial automobile risks reinsured through CAR are recommended by CAR and approved by the Commissioner, except for non-fleet, private passenger-type automobiles.
For additional information, please refer to "Part I - Section A - General".

      In fixing classifications of risks and establishing personal automobile rates, the Commissioner must consider numerous factors, including driver and automobile characteristics and the claim rate in the state's designated geographical territories. These factors are based upon data that are two or more years old. Premiums charged to a policyholder are adjusted based upon the SDIP record of the operator. Moving violations and at-fault accidents affect each driver's SDIP record. In addition, the Extra Risk Rating regulations permit insurers to deny or charge surcharged rates for physical damage coverage to both high risk vehicles and insureds with excessive prior loss or violation activity.

      The Commissioner sets an average minimum direct agency commission rate for personal automobile insurance, which in 2002 was 11.7%. With respect to risks reinsured through CAR, the maximum amount of commissions that CAR will reimburse is fixed at that prescribed rate.

      Outside of Massachusetts, rates and commissions are set competitively on a company by company and state by state basis.

      Mandatory Underwriting-Massachusetts law specifies that all individuals holding a valid driver's license are entitled to purchase the mandatory automobile insurance coverages regardless of their driving experience or accident record. The Massachusetts Legislature has also placed certain restraints on insurers' discretion to refuse to renew automobile insurance policies. Policyholders are generally entitled to renew except in cases of fraud, material misrepresentation, revocation or suspension of an operator's license or nonpayment of premiums. With very limited exceptions, Servicing Carriers writing automobile insurance in Massachusetts must accept every automobile risk submitted to them.

      Under the Massachusetts system of rate regulation, some personal automobile insurance risks are purposefully under-priced by the Commissioner, and therefore, absent state-intervention, insurers would not ordinarily choose to write those risks. The CAR reinsurance program described below is intended to mitigate the burden imposed by the Massachusetts take-all-comers system, by allowing insurers to transfer the exposure for under-priced risks to an industry pool, and by granting participation credits for certain under-priced risks.

Commonwealth Automobile Reinsurers

      General-CAR is a Massachusetts state-mandated reinsurance mechanism, under which all premiums, expenses and losses on ceded business are pooled and shared by all insurers. It is similar to a joint underwriting association because a number of insurers (35, including the Company) act as Servicing Carriers for the ceded risks.

      Agencies-In general, agencies licensed to issue automobile insurance policies are entitled to be assigned to at least one Servicing Carrier. There are two categories of agencies: those who have voluntary agreements with one or more Servicing Carriers and those who do not. The latter are assigned by CAR, generally to a single Servicing Carrier, or non-servicing carrier, and are known as ERPs. There can be ERP's for private passenger automobile or commercial automobile or both.

      CAR Operations-All companies writing automobile insurance in Massachusetts share in the underwriting results of the CAR business for their respective product line or lines, whether or not they are Servicing Carriers. An insurer's share of the CAR deficit is allocated on the basis of a formula called a participation ratio, which can vary significantly between the personal and commercial pools, and between different policy years. See "Part I, Item 1B-Business-Commonwealth Automobile Reinsurers" for a detailed discussion of the method of calculating the participation ratio.

      An insurer may terminate its participation in CAR, for example, surrendering its license to write automobile policies in Massachusetts. Termination does not discharge or otherwise affect liability of an insurer incurred prior to termination. A withdrawing insurer is assessed a share of CAR's projected deficits for future years based on the insurer's prior years' participation in CAR. The assessment paid by the withdrawing insurer is redistributed to the remaining insurers based upon their participation ratios.

      An insurer can transfer its obligations for its personal insurance policies to another insurer who formally agrees to assume these obligations. The transferring insurer is there-by relieved of future CAR obligations which otherwise would have arisen as a consequence of the business transferred. See "Part I, Item 1B-Business-Commonwealth Automobile Reinsurers."

Insurance Holding Company Structure

      As an insurance holding company, the Company is subject to regulation under the insurance holding company statutes of the states in which any of its subsidiary insurance companies are domiciled. Because the Company's subsidiaries are members of an insurance holding company system, they are required to register with their respective Divisions of Insurance and to submit reports describing the capital structure, general financial condition, ownership and management of each insurer and any person or entity controlling the insurer, the identity of every member of the insurance holding company system and the material outstanding transactions between the insurer and its affiliates. California and Ohio have similar laws as Massachusetts.

       Each member of the insurance holding company system must keep current the information required to be disclosed by reporting all material changes or additions within 15 days of the end of the month in which it learns of such change or addition.

      Massachusetts law prohibits a party that is not a domestic insurer from acquiring "control" of a domestic insurer or of a company controlling a domestic insurer without prior approval of the Commissioner. Control is presumed to exist if a party directly or indirectly holds, owns or controls more than ten percent of the voting stock of another party, but may be rebutted by showing that control does not exist. California and Ohio have similar laws as to those in Massachusetts.

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

Payment of Dividends

      Under Massachusetts' law, insurers may pay cash dividends only from earnings and statutory surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. California and Ohio have similar laws as those in Massachusetts.

Protection Against Insurer Insolvency

      All insurance companies are required to participate in Insurance Insolvency fund programs in the states they write in. For further information, please refer to "Part II, Item 8-Notes to Financial
Statements, NOTE Q".

Protection Against Insurer Insolvency-NAIC Guidelines

      Insurance Regulatory Information System Ratios-The NAIC Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is intended primarily to assist state insurance regulators in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the "usual values" on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the year ended December 31, 2002, the Company's consolidated property and casualty operations had no ratios outside the "usual values".

      Risk-Based Capital ("RBC")-In order to enhance the regulation of insurer insolvency, the NAIC developed a formula and model law to provide for RBC requirements for property and casualty insurance companies. RBC requirements are designed to assess capital adequacy and to raise the level of protection, that statutory surplus provides for policyholder obligations. Please refer to "Part II, Item 7 - Risk Based Capital" section (MD&A).

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

Massachusetts

      The Company is the largest writer of private passenger automobile insurance, the second largest writer of homeowner insurance and the third largest writer of commercial automobile insurance in Massachusetts. For additional information, please refer to "Part II, Item 7-General" (MD&A).

      In 2002 and 2003, in response to the average personal automobile rate decisions over the last several years, the Company did not file for SDIP Step 9 or Step 10 deviations. For 2003, Commerce reduced its affinity group marketing discount from 6% to 5% for policies incepting in the 2003 policy year.

      Because the Company's insurance products are marketed exclusively through independent agencies, most of whom represent more than one company, the Company faces competition within each agency. The Company competes for business within independent agencies by offering a more attractively priced product to the consumer and by paying agents significant compensation in the form of commissions and profit sharing, which are based in part on the underwriting profits or losses of the agency business written with the Company. The Company also provides a consistent market, the prompt servicing of policyholder claims and agency support services. The Company believes, based upon regular surveys of its agencies, its relationships with its independent agencies are excellent. Any disruption in these relationships could adversely affect the Company's business. The Company also believes its relationship with the four AAA clubs that sponsor the AAA affinity group marketing program to be excellent. Commerce and the AAA clubs have agreed that Commerce shall be their exclusive underwriter of Massachusetts personal automobile group programs. A rolling three-year contract between Commerce and the AAA clubs exists, which renews automatically and may be terminated upon a minimum of three years written notice to either party.

      The Company believes the Massachusetts regulatory environment, which fixes maximum personal automobile insurance rates, assigns ERPs to servicing carriers, apportions losses incurred by CAR and establishes minimum agency commissions, has discouraged certain companies with more diverse geographic markets and interests from establishing a presence or expanding their market share in Massachusetts. Any material change in this situation could adversely affect the Company's business.

Other States

      Both Commerce West and American Commerce file and receive approval for premium rates with the respective divisions of insurance in the states they do business. Commerce West competes for business by utilizing 808 independent insurance agencies and brokers that offer competitively priced products and provide quality service. Agents and brokers are offered compensation in the form of commissions and profit sharing, which are based in part on the underwriting profits and losses of the agency business written with Commerce West. American Commerce competes for business by utilizing 32 AAA owned and operated independent agencies that offer competitively priced products and provide quality service. The AAA owned independent agencies are offered compensation in the form of commission and profit sharing, based primarily on loss ratios, as well as stock options and bonuses based on the year over year increase in the volume of agency business written with American Commerce. Commerce offers competitively priced products and commissions to agents in New Hampshire. Profit sharing, based on loss experience, is also offered as an inducement for exceptional business.

L.  Other Matters

Human Resources

      As of December 31, 2002, the Company and its subsidiaries employed 1,874 people. Commerce employed 1,618 people; Commerce West employed 79 people; American Commerce employed 177 people. The Company is not a party to any collective bargaining agreements and believes its relationship with employees to be very good.

      The Company offers benefits, compensation and employee relations programs to assure a productive and positive working environment. The Company monitors job grades and salary scales of peer companies to assure that its compensation levels and benefits are competitive both within the property and casualty insurance industry and geographically in the areas its subsidiaries operate. The Company has been recognized for its progressive programs designed to meet the needs of a modern-day workforce. On-site child care has been offered to Massachusetts employees since 1986, making Commerce one of the first businesses in the region to offer this benefit. The child care center can currently accommodate up to 200 children of our employees. Alternative work schedules, casual dress, and free parking are provided.

      The Company offers significant benefit programs to its employees. For further information, please refer to "Part II, Item 8-Notes to Financial Statements, NOTES I and J".

Additional Information

      For information called for by this item and not otherwise provided please refer to "Part II, Item 8-Notes to Financial Statements, NOTE A4 and NOTE C for Deferred Policy Acquisition Costs", and "Notes to Financial Statements, NOTE A9 and G for Deferred Income Tax Assets".

Information Available on Website

      The Company makes available, free of charge, on the Commerce Insurance website (http://www.commerceinsurance.com) the Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, beginning with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

ITEM 2.  PROPERTIES

      The Company conducts its Massachusetts operations from approximately 436,000 square feet of space in several buildings that it owns in Webster, Massachusetts, which is located approximately 50 miles southwest of Boston. The Company's principal administrative offices in Webster consist of recently rehabilitated and newly constructed buildings. Its data processing and operational departments are housed in modern office buildings on a separate twenty-eight acre site. The Company has a 20,000 square foot child care center located on a separate seven acre site in Webster, Massachusetts. The Company operated child care center can provide care for up to 200 children of employees. During 2001, Commerce purchased a 130,000 square foot building. Commerce expended approximately $13 million renovating the building in 2002. Commerce West currently leases approximately 17,000 square feet of office space in Pleasanton, California. Commerce West anticipates it will relocate within the next one to three years. American Commerce conducts its operations from approximately 40,000 square feet of space in a building located on a two acre site in Columbus, Ohio. American Commerce also leases property at three district claims offices. The Company considers that its properties are in good condition, are well maintained, and are generally suitable to carry on the Company's business. For additional information, please refer to "Part II-Item 8, Notes to Financial Statements-NOTE D".

ITEM 3.  LEGAL PROCEEDINGS

      As is common with property and casualty insurance companies, the Company is a defendant in various legal actions arising from the normal course of its business, including claims based on Massachusetts Chapter 176D and Chapter 93A. Similar provisions exist in other states where the Company does business. These proceedings are considered to be ordinary to operations or without foundation in fact. Management is of the opinion that these actions will not have a material adverse effect on the consolidated financial position of the Company.

      The Company previously disclosed that a purported class action lawsuit was pending in Massachusetts state court against The Commerce Insurance Company ("Commerce"). The lawsuit, titled "Elena Given, individually and as a representative of all persons similarly situated v.
The Commerce Insurance Company," alleges damages as a result of the alleged inherent diminished value to vehicles that are involved in accidents. In April 2002, the trial judge in that case entered partial summary judgment for the plaintiff on the issue of whether the Massachusetts automobile policy covers her claim, ruling that the plaintiff would be entitled to reimbursement under the policy if the plaintiff were able both to prove that her vehicle suffered "inherent diminished value" in the accident and to quantify the amount of such diminution in value. Subsequently the Massachusetts Division of Insurance issued an Advisory ruling in which it stated, among other things, its position that the policy does not cover claims for "inherent diminished value." In July of 2002, the trial judge, stayed the trial and granted the Company's motion to have the appellate court review the issue of whether the Massachusetts automobile policy provides coverage for inherent diminished value. During the third quarter of 2002, the Company applied for direct appellate review of this issue by the Supreme Judicial Court of Massachusetts ("SJC"), and this application was granted. Another Superior Court judge in Massachusetts ruled, in a similar case brought by the same plaintiff counsel against another insurer, that claims for diminution of value are not covered by the Massachusetts automobile insurance policy. The Company's and the other insurer's cases have been paired and oral arguments were heard at the SJC on March 4, 2003. A decision is expected within 120 days of the oral argument. If the SJC agrees with the Given trial judge's interpretation of the Massachusetts personal automobile insurance policy, then the case will be remanded to the trial court, where the Company would vigorously oppose class certification. No reserve has been established for the potential liability in connection with this case because the Company is unable to estimate the potential exposure of this purported class action lawsuit. However, if there were a final decision certifying that a relatively large class of the Company's policyholders is entitled to recover damages based upon the inherent diminished value theory, the Company may have to increase materially its loss and loss adjustment expense reserves as a result. Other insurance companies face similar suits in cases outside of Massachusetts.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company's executive officers are as follows:


      Name                  Age                  Primary Position with Company
--------------------------------------------------------------------------------------------

Arthur J. Remillard, Jr.    72     President, Chief Executive Officer, Chairman of the Board

Gerald Fels                 60     Executive Vice President, Chief Financial Officer, Director

Regan P. Remillard          39     Senior Vice President and Director

Arthur J. Remillard, III    47     Senior Vice President-Policyholder Benefits, Assistant
                                   Clerk, Director

David H. Cochrane           49     Senior Vice President-Underwriting of Commerce and
                                   Citation

Peter J. Dignan             51     Senior Vice President-Marketing and Premium Accounting
                                   of Commerce and Citation

James A. Ermilio            40     Senior Vice President and General Counsel

Joseph J. Staffieri         56     Senior Vice President-Human Resources

Henry R. Whittier, Jr.      61     Senior Vice President-Management Information Systems
                                   of Commerce and Citation

Randall V. Becker           42     Treasurer and Chief Accounting Officer

      Arthur J. Remillard, Jr. has been the President, Chief Executive Officer and Chairman of the Board of the Company since 1976. Mr. Remillard, Jr. has been Chief Executive Officer and Chairman of the Board of The Commerce Insurance Company ("Commerce") since 1972 and President of Commerce from 1972 to November, 2001. Mr. Remillard, Jr. is also Chairman of the Governing Committee, Chairman of the Actuarial Committee, Vice Chairman of the Governing Committee Review Panel, Chairman of the Budget Committee and Vice Chairman of the Personnel Committee of the Commonwealth Automobile Reinsurers ("CAR"). Mr. Remillard, Jr. is also Chairman of the Governing Committee and a member of the Budget Committee, Executive Committee and Nominating Committee of the AIB.

      Gerald Fels, a Certified Public Accountant, was appointed President and Chief Operating Officer of Commerce in November 2001, and Executive Vice President of the Company in November, 1989. From 1981 to November, 1989, Mr. Fels was Senior Vice President of the Company. Mr. Fels was the Treasurer of the Company from 1976 to 1995 and of Commerce from 1975 to 1995. Mr. Fels has also been Chief Financial Officer of the Company since 1976 and of Commerce since 1975. Mr. Fels is also Vice Chair and a director of American Nuclear Insurers and an Advisory Committee Member of several investment funds managed by Conning Capital Partners.

      Regan P. Remillard was appointed President of American Commerce in 2001, President of AHC in 1998 and Vice Chairman of the Board and Chief Executive Officer of American Commerce in 1999. Mr. Remillard has been President of Commerce West since 1996. Mr. Remillard has been a Senior Vice President of the Company since 1995. From 1995 to February 2000, Mr. Remillard was General Counsel of the Company. From 1994 to 1995, Mr. Remillard was a practicing attorney at Hutchins, Wheeler & Dittmar, a Massachusetts law firm specializing in corporate law and litigation. From 1989 to 1993, Mr. Remillard was Government Affairs Monitor of the Company. Mr. Remillard is a member of the Massachusetts Bar.

      Arthur J. Remillard, III was appointed Senior Vice President of Policyholder Benefits in 1988 and has been Assistant Clerk of the Company since 1982. From 1981 to 1988, Mr. Remillard, III had been Vice President-Mortgage Operations. In addition, Mr. Remillard, III was elected Vice Chairman of the Board of Governors of the Insurance Fraud Bureau of the AIB in 2002 and he has served on that Board since 1991. Additionally he has served on the CAR Claims Advisory Committee since 1990 and the AIB Claims Committee since 1991.

      David H. Cochrane has been the Senior Vice President of Underwriting for Commerce and Citation since 1988. For approximately four years prior to that, Mr. Cochrane was the Vice President of Financial Services of CAR. Mr. Cochrane has also served on the CAR Market Review Committee since 1988.

      Peter J. Dignan was appointed the Senior Vice President of Marketing and Premium Accounting for Commerce and Citation in 1997. From 1989 to 1997, Mr. Dignan was Vice President of Premium Accounting for Commerce and Citation. From 1987 to 1989 Mr. Dignan was Assistant Vice President of Premium Accounting for Commerce and Citation.

      James A. Ermilio was appointed as Senior Vice President for the Company in May 2001. Mr. Ermilio was also appointed General Counsel of the Company in February 2000 and was a Vice President of the Company from November 1998 to May 2001. Mr. Ermilio is also General Counsel and Secretary of American Commerce and Secretary of AHC. Mr. Ermilio had been the Associate General Counsel of the Company since September 1998. Mr. Ermilio was Counsel for Glaxo Wellcome, Inc. (currently known as GlaxoSmithKline, Inc.) from 1993 to September 1998. Prior to 1993, Mr. Ermilio was an Associate with the law firm currently known as Bingham McCutchon. Mr. Ermilio is a member of the Massachusetts and District of Columbia Bars.

      Joseph J. Staffieri was appointed the Senior Vice President of Human Resources for Commerce in November 2002. From May 2001 to November 2002, Mr. Staffieri was Vice President of Human Resources of Commerce. Prior to May of 1997 through April of 2001, Mr. Staffieri was the Vice President of Human Resources for Ames Department Stores.

      Henry R. Whittier, Jr. was appointed the Senior Vice President of Management Information Systems for Commerce and Citation in November 2002. From 1995 to November 2002, Mr. Whittier was Vice President of Management Information Systems for Commerce and Citation.

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

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

      For the information required by this Item, please refer to "Part II,
Item 7-Common Stock Price and Dividend Information" section (MD&A).

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The data below should be read in conjunction with the consolidated financial statements, related footnotes, and other financial information included herein. The financial statements for the five years ended December 31, 2002 have been audited by Ernst & Young LLP. All dollar amounts set forth in the following tables are in thousands, except per share data:


                                                              December 31,
                                   ------------------------------------------------------------------
                                      2002          2001          2000          1999          1998
                                   ------------------------------------------------------------------
                                                 (Restated)

Statement of Earnings Data:
  Net premiums written             $1,313,014    $1,078,967    $1,008,911    $  911,993    $  745,048
  (Increase) decrease in
   unearned premiums                 (102,974)      (35,315)      (54,428)      (40,163)          572
                                   ------------------------------------------------------------------
  Earned premiums                   1,210,040     1,043,652       954,483       871,830       745,620
  Net investment income                98,466        99,563        96,830        89,789        86,501
  Premium finance and service
   fees                                21,498        17,819        15,227        14,774        13,440
  Amortization of excess of book
   value of subsidiary interest
   over cost                                -         3,389         3,390         3,019             -
  Net realized investment gains
   (losses)                           (82,385)      (10,633)       29,550       (16,378)        7,150
  Other income                          9,500             -             -             -             -
                                   ------------------------------------------------------------------
      Total revenues                1,257,119     1,153,790     1,099,480       963,034       852,711
                                   ------------------------------------------------------------------
  Losses and loss adjustment
   expenses                           909,769       781,631       686,157       625,090       531,429
  Policy acquisition costs            295,324       264,377       243,257       233,660       196,434
                                   ------------------------------------------------------------------
      Total expenses                1,205,093     1,046,008       929,414       858,750       727,863
                                   ------------------------------------------------------------------
  Earnings before income taxes,
   change in accounting
   principle and minority
   interest                            52,026       107,782       170,066       104,284       124,848
  Income taxes                         17,063        18,392        38,306        16,667        26,583
  Change in accounting
   principle net of taxes              11,237             -             -             -             -
                                   ------------------------------------------------------------------
  Net earnings before minority
   interest                            46,200        89,390       131,760        87,617        98,265
  Minority interest in net loss
   of subsidiary                          555           863           320         1,059             -
                                   ------------------------------------------------------------------
      Net earnings                 $   46,755    $   90,253    $  132,080    $   88,676    $   98,265
                                   ==================================================================
      Comprehensive income         $   59,625    $   90,814    $  168,570    $   40,730    $   96,594
                                   ==================================================================
Earnings Per Share Data:
  Basic                            $     1.43    $     2.69    $     3.87    $     2.54    $     2.73
                                   ==================================================================
  Diluted                          $     1.42    $     2.67    $     3.87    $     2.54    $     2.73
                                   ==================================================================
  Cash dividends paid per share    $     1.23    $     1.19    $     1.15    $     1.11    $     1.07
                                   ==================================================================
Weighted average number of
 shares outstanding:
  Basic                            32,773,519    33,608,804    34,121,047    36,940,074    36,042,652
                                   ==================================================================
  Diluted                          33,028,081    33,794,938    34,121,047    34,940,074    36,042,652
                                   ==================================================================


                                                              December 31,
                                   ------------------------------------------------------------------
                                      2002          2001          2000          1999          1998
                                   ------------------------------------------------------------------
                                                 (Restated)

Balance Sheet Data:
  Total investments                $1,577,070    $1,498,201    $1,472,562    $1,295,995    $1,262,500
  Premiums receivable                 297,610       246,221       230,580       195,160       162,878
  Total assets                      2,382,688     2,154,631     2,086,279     1,889,146     1,757,514
  Unpaid losses and loss
   adjustment expenses                815,626       695,192       684,805       670,968       593,927
  Unearned premiums                   687,148       563,456       519,885       457,095       391,424
  Stockholders' equity                790,052       809,433       781,881       668,005       710,852
  Stockholders' equity per share        24.60         24.43         23.16         19.44         19.72

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (Thousands of Dollars Except Per Share Data Unless Noted Otherwise)

General

      The property and casualty insurance industry continues to remain highly competitive and inherently volatile in nature. Property and casualty insurance company results have traditionally been impacted by the typical forces unique to the industry, such as competition, frequency and severity of losses, the overall economy and the general regulatory environment in those states in which the insurer operates. Additional forces are impacting the industry in the form of deregulation, on-line commerce, price competition, empowered customers and technological advancement. According to A.M. Best Co. ("A.M. Best"), "the unprecedented events of September 11 have forever changed the way the insurance industry defines risk. Both property and liability lines have been exposed to catastrophic risks that cannot be priced using traditional actuarial methods". A.M. Best goes on to state, "Against the backdrop of weak financial trends, this new risk environment has accelerated the hardening of the U.S. property/casualty market". Given this increased risk environment, A.M. Best "expects to see a renewed flight to quality that will benefit financially strong insurers". The financial losses due to the events of September 11 were significant to the insurance industry, however, due to the limited exposure that The Commerce Group, Inc. (the "Company") has outside of Massachusetts, the direct financial impact to the Company was not material. Additionally, price competition remains quite heavy in many areas of the country, although it has improved in 2002 among independent agency companies in Massachusetts. Beyond Massachusetts, industry underwriting results are expected to continue to deteriorate in the near future which further emphasizes the importance of competitive advantages gained by affinity marketing and efficient operations. With these issues on the forefront, the Company continues to position itself to respond to the prevailing forces and conditions in the market. The Company has utilized its strong agency relationships, a low-cost structure, affinity group alliances and a 1999 joint-venture acquisition all in an effort to keep the Company responsive in today's competitive environment.

      The Company, incorporated in 1976, is a holding company for several property and casualty insurers, and, through these insurance subsidiaries, offers predominantly private passenger motor vehicle insurance along with a broad range of other property and casualty insurance products. These products are marketed to affinity groups, individuals, families and businesses through the Company's strong relationships with professional independent insurance agencies. The Company writes insurance primarily in the Commonwealth of Massachusetts through The Commerce Insurance Company ("Commerce") and Citation Insurance Company ("Citation"), both wholly-owned subsidiaries of Commerce Holdings, Inc. ("CHI").

      Additionally, the Company writes insurance in the States of California and Oregon through Commerce West Insurance Company ("Commerce West"), a wholly-owned subsidiary of Commerce, located in Pleasanton, California. The Company also writes insurance through American Commerce Insurance Company ("American Commerce"), which it acquired in January 1999. Located in Columbus, Ohio, American Commerce is a wholly-owned subsidiary of ACIC Holding Co., Inc., ("AHC") with policies in 26 states and licenses in several others. Commerce also began writing personal lines business in New Hampshire in the later part of 2001.

      Effective January 1, 2002, the ownership interests in AHC were recapitalized. Prior to the recapitalization at December 31, 2001, Commerce maintained an 80% common stock interest and AAA Southern New England ("AAA SNE") maintained a 20% common stock interest in AHC. Additionally, all AHC preferred stock was owned by Commerce. The recapitalization resulted in redeeming of all the AHC preferred stock by Commerce in exchange for 3,000 additional shares of AHC common stock. This resulted in Commerce increasing its AHC common stock interest to 95% with AAA SNE maintaining a 5% AHC common stock interest with no preferred stock outstand-ing. The recapitalization also resulted in the creation of $4.5 million in minority interest for AAA SNE.
FIX THIS PAGE BREAK

      Since 1995, Commerce has maintained an affinity group marketing relationship with AAA Insurance Agency, Inc., a subsidiary of AAA SNE. AAA Insurance Agency, Inc. has been a licensed insurance agent of Commerce since 1985.

      The Company's business strategy remains focused on activities primarily related to personal automobile insurance. The Company has been the largest writer of personal property and casualty insurance in the Commonwealth of Massachusetts in terms of market share of direct premiums written since 1990. The Company's share of the Massachusetts personal automobile market increased to 25.9% in 2002, as exhibited in the table below, exceeding our two nearest competitors, which both maintained a 10.4% market share.

                 Growth of Massachusetts Personal Automobile
                              Insured Vehicles


                                               Commerce Year-End
              Year     Industry    Commerce       Market Share
              --------------------------------------------------

              2002*      1.8%        13.9%           25.9%
              2001       1.7%         6.1%           23.2%
              2000       1.9%         6.5%           22.3%

--------------------
*     Estimated by CAR.

      As mentioned, the Company predominantly writes private passenger automobile insurance. The following tables indicate direct premiums written for private passenger automobile, commercial automobile and homeowners. Total direct premiums written increased $254,449 or 22.1% in 2002 over 2001. The 2002 increase was primarily attributable to a $172,516 or 20.1% increase in Massachusetts private passenger automobile direct premiums written. This was the result of a 13.8% increase in written exposures coupled with an increase of 5.3% in average premiums per exposure. Private passenger premiums written for all other states increased $32,725 or 26.8%, primarily attributable to an increase in American Commerce premiums of $26,633 or 31.3%, due primarily to book rollovers of business from existing agents, partially offset by decreases in states where the Company is not actively pursuing writings coupled with an increase of $3,916 or 10.5% additional premiums from Commerce West.

Direct Premiums Written, Year Ended December 31, 2002


                         Massachusetts    All Other States       Total      % of Total
                         -------------------------------------------------------------

Personal Automobile        $1,032,438         $155,045        $1,187,483       84.4%
Homeowners                     87,634           27,376           115,010        8.2
Commercial Automobile          74,879            5,151            80,030        5.7
Other Lines                    23,569              764            24,333        1.7
                           --------------------------------------------------------
      Total                $1,218,520         $188,336        $1,406,856      100.0%
                           ========================================================

Direct Premiums Written, Year Ended December 31, 2001


                         Massachusetts    All Other States       Total      % of Total
                         -------------------------------------------------------------

Personal Automobile        $  859,922         $122,320        $  982,242       85.2%
Homeowners                     73,254           18,710            91,964        8.0
Commercial Automobile          58,088            1,514            59,602        5.2
Other Lines                    17,885              714            18,599        1.6
                           --------------------------------------------------------
      Total                $1,009,149         $143,258        $1,152,407      100.0%
                           ========================================================

Massachusetts Automobile Business

      In Massachusetts, private passenger automobile insurance is subject to extensive regulation. Owners of registered automobiles are generally required to maintain certain minimum automobile insurance coverages. With very limited exceptions, private passenger automobile insurers are required by law to issue a policy to any applicant seeking to obtain such coverages. Companies in Massachusetts are also assigned agents, known as Exclusive Representative Producers ("ERPs"), based primarily on market share, that have been unable to obtain a voluntary contract with an insurance carrier. Marketing and underwriting strategies for companies operating in Massachusetts are limited by maximum premium rates and minimum agency commission levels for personal automobile insurance, both of which are mandated by the Massachusetts Commissioner of Insurance ("Commissioner"). In Massachusetts, accident rates, bodily injury claims, and medical care costs continue to be among the highest in the nation. According to the Automobile Insurers Bureau of Massachusetts ("AIB"), Massachusetts "has higher than average medical costs and liability claims involving attorneys". According to the AIB, Massachusetts personal automobile premium per policy, based on 2000 premium information, was the 4th highest in the nation.

      During the three-year period from 2000 to 2002, average mandated Massachusetts personal automobile insurance premium rates decreased an average of 2.5% per year. The Commissioner approved an average increase of 2.7% in personal automobile premiums for 2003, as compared to no rate change in 2002. Coinciding with the 2003 rate decision, the Commissioner also approved an increase of 1.3% in the commission dollar rate agents receive for selling private passenger automobile insurance in 2002.


                 State-Mandated        Actual
                    Average        State Average     Commerce Average Rate
      Year        Rate Change      Rate Change(2)     Change Per Exposure
      ----       --------------    --------------    ---------------------

      2003(1)         2.7%              8.1%                 8.0%
      2002            0.0%              5.0%                 5.3%
      2001           (8.3)%            (3.5)%               (1.9)%
      2000            0.7%              6.2%                 6.2%

--------------------
<F1>  Estimated.
<F2>  Based on Massachusetts Division of Insurance Filings.

      Although average mandated personal automobile premium rates were unchanged in 2002, Commerce's average rate increased 5.3% per exposure.
The increase for 2002 was the result of (1) a decrease in the Safe Driver Insurance Plan ("SDIP") deviations for Step 9 drivers, the best driver SDIP classification in Massachusetts and (2) the facts that the announced rate decision rate change did not include the impact of expected purchases of new automobiles in the year to which the rate decision applied, the Company's mix of personal automobile business differs from that of the industry, and changes to the Company's distribution of risks by class, territory and coverage.

      The actual state average rate change represents the change in the average rate paid by drivers in Massachusetts, as opposed to the state-mandated average rate change. As can be seen above, the Commerce average rate change per exposure corresponds more closely to the actual state average rate change. The reason for this is that both take into account newer vehicles, as compared to the state mandated average rate change which does not.

      The Company's performance in its personal and commercial automobile insurance lines is integrally tied to its participation in Commonwealth Automobile Reinsurers ("CAR"), a state-mandated reinsurance mechanism, which permits the Company and most other writers of automo-bile insurance in Massachusetts to reinsure any automobile risk that the insurer perceives to be under-priced at the premium level permitted by the Commissioner. All companies writing automobile insurance in Massachusetts share in the underwriting results of CAR business for their respective product line or lines. Since its inception, CAR has annually generated multi-million dollar underwriting losses in primarily the personal pool. The Company is required to share in the underwriting results of CAR business for its respective product lines. Under current regulations, the Company's share of the CAR personal or commercial deficit is based upon its market share for retained automobile risks for the particular pool, adjusted by a "utilization" concept, such that, in general, the Company is disproportionately and adversely affected if its relative use of CAR reinsurance exceeds that of the industry, and favorably affected if its relative use of CAR reinsurance is less than that of the industry. For personal automobile writers, companies can reduce their participation ratio by writing credit eligible business voluntarily. Companies are provided credits against their participation ratio for writing those classes and territories of business that are purposefully under-priced in the Massachusetts rate setting process. The Company's strategy has been to maintain above average voluntary retention levels, as well as to voluntarily retain private passenger automobile business that receives credits. This favorably impacts the Company's participation ratio compared to its market share, but also adversely impacts the Company's voluntary loss ratio.

      Significant changes in the utilization of the CAR private passenger pooling mechanism are not expected under the current system. Various CAR participation formula changes have been fully implemented since 1994 with only minor changes since then. The Company's strategy has been to voluntarily retain more of the types of private passenger automobile business that generate credits, favorably impacting the utilization formula. These credits primarily result from voluntarily writing business in under-priced territories and for under-priced risks. As a result of increased voluntary retention in excess of the industry, the credits impacting the utilization formula have favorably affected the Company's participation ratio, however, at the same time, adversely affected its voluntary loss ratio. As indicated in the accompanying table, this ratio is several percentage points below the Company's estimated 25.9% share of the Massachusetts personal automobile market. The Company continues to expect the marketplace to make minor annual adjustments to find the optimum balance between voluntary and ceded writings.

      Company Private Passenger Participation Ratio for CAR versus Market
      Share


                          Company Participation       Company
               Year           Ratio in CAR         Market Share
               ----       ---------------------    ------------

               2002*              17.8%              25.9%
               2001               16.8%              23.2%
               2000               16.9%              22.3%

--------------------
*     Estimated.

      Servicing Carriers, who are responsible for over 99% of total direct premiums written for personal automobile insurance in Massachusetts, are required to offer automobile insurance coverage to all eligible applicants pursuant to "take-all-comers" regulations, but may reinsure business with CAR.

      Written premiums, earned premiums, losses and LAE incurred, underwriting expenses incurred and the liabilities for unearned premiums, unpaid losses and LAE ceded to and assumed from CAR were as follows:


                                                Years ended December 31,
                           ------------------------------------------------------------------
                                   2002                    2001                   2000
                           ------------------------------------------------------------------
                             Ceded      Assumed     Ceded      Assumed    Ceded       Assumed
                           ------------------------------------------------------------------

Income Statement
  Written premiums         $ 88,198    $ 96,269    $70,973    $ 79,360    $67,451    $ 81,659
  Earned premiums            80,241      90,594     72,648      80,176     69,120      81,300
  Losses and LAE.
   incurred                 114,578     128,071     80,053     108,353     67,987     109,788
  Underwriting expenses           -      31,047          -      28,270          -      28,753

Balance Sheet
  Unearned premiums          52,374      47,374     44,399      41,699     44,791      42,515
  Unpaid losses and LAE     112,102     115,566     87,271     105,092     89,350     106,787

      The Company pays to CAR all of the premiums generated by the policies it has ceded and CAR reimburses the Company for all losses incurred on account of ceded policies. In addition, the Company receives a fee for servicing ceded policies based on the expense structure established by CAR. For the years ended December 31, 2002, 2001 and 2000, these servicing fees amounted to $18,668, $17,161 and $16,783, respectively.

      The Company presents assets and liabilities gross of reinsurance. The Residual Market Receivable represents the gross amount of reinsurance recoverable from CAR including unpaid losses, unearned premiums, paid losses recoverable and unpaid ceded and assumed premiums.

      The current CAR utilization-based participation ratio has been in place for the personal automobile market since 1994. During 2002, 2001 and 2000 the Company's amount of personal automobile exposures it reinsured through CAR approximated 4.9% for each year, as compared to industry averages of 7.5%, 7.7% and 8.4%, respectively.

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. At the present time, the Company is not aware of any CAR member company who has failed to meet its obligations.

       In a letter to the Massachusetts Insurance Commissioner (the "Commissioner") dated June 25, 2002, the Massachusetts Attorney General reported that, based on his examination of available information, he "believes that the CAR plan for providing access to insurance in the residual market does not comply with the CAR enabling statute, and must be changed to produce a fair and equitable market". The Attorney General's letter describes several factors that he believes support his findings and which he believes should be corrected in order to comply with Massachusetts law governing CAR. The Attorney General's letter calls on the Commissioner to work with him to address these issues. It is uncertain whether and to what extent the issues raised by the Attorney General will be addressed by the Commissioner. We cannot be certain whether changes, if any, would have a material impact on the Company.

      The percentage of commercial automobile premiums ceded to CAR by the industry was estimated by the Company to be 28% in 2002. The percentage of commercial automobile business ceded to CAR by the Company was approximately 17.0%. CAR depopulation over the last several years, coupled with CAR rate increases for ceded commercial business, have led to a reduction in the size of the annual commercial automobile deficits. The Company intends to continue to re-spond to the profit opportunities within the market, as well as the incentives and disincentives provided by CAR rules, as deemed necessary and appropriate.

      The Company provides a separate rating tier for preferred Massachusetts commercial automobile business through Citation. Approximately 15% of the Company's Massachusetts commercial automobile premiums produced by voluntary agents in 2002 were written in Citation.
The Company expects that this secondary rating tier will continue to assist the Company in retaining its better commercial automobile accounts, while also further increasing the percentage of commercial automobile business that can be retained voluntarily by the Company in 2003 and beyond.

      Commerce has actively pursued affinity group marketing programs since 1995. The primary purpose of affinity group marketing programs is to provide participating groups with a convenient means of purchasing discounted private passenger automobile insurance through associations and employer groups. Emphasis is placed on writing larger affinity groups, although accounts with as few as 25 participants are considered. Affinity groups are eligible for rate discounts, which must be filed annually with the Division of Insurance. In general, the Company looks for affinity groups with mature/stable membership, favorable driving records and below average turnover ratios. Participants who leave the sponsoring group during the term of the policy are allowed to maintain the policy until expiration. At expiration, a non-discounted Commerce policy may be issued through the agency, at the insured's option.

      Since the latter part of 1995, Commerce has been a leader in affinity group marketing, through agreements with the four American Automobile Association Clubs of Massachusetts ("AAA clubs"), offering discounts on private passenger automobile insurance to the clubs' members who reside in Massachusetts. A 5% discount was approved for policies effective January 1, 2003. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public, and has been the primary reason for an 85.2% increase in the number of personal automobile exposures written by Commerce since year-end 1995 (the AAA affinity group program incepted in October of 1995). In 2002, total direct premiums written attributable to the AAA group business were $619,020 or 44.0% of the Company's total direct premiums written (60.0% of the Company's total Massachusetts personal automobile premium), an increase of 13.5% over 2001. Total exposures attributable to the AAA clubs group business were 625,335 or 59.8% of total Massachusetts personal automobile exposures in 2002, as compared to 581,455 or 63.3% in 2001. The decreased percentage from 2001 was attributable to a higher rate of increase in non-group business as compared to the increase in the AAA program. Of the total Massachusetts automobile exposures written through the AAA affinity group program by the Company, approximately 13.5% were written through insurance agencies owned by the AAA clubs (8.5% of total Massachusetts automobile exposures). The remaining 86.5% of the AAA group program was written through Commerce's network of independent agents (91.5% of total Massachusetts automobile exposures).

      Massachusetts law allows two years to reach the required group penetration level of 35%. Commerce has continued to maintain AAA member participation in excess of 35% through December 31, 2002, when it was estimated at approximately 43%. The two-year penetration requirement was waived by the Massachusetts Legislature for 2002, 2001 and 2000. Waiving the penetration requirements allows insurance companies to continue offering group discounts without the particular group reaching the 35% penetration level.

      Commerce and the AAA clubs have agreed that Commerce shall be their exclusive under-writer of Massachusetts personal automobile group programs. A rolling three-year contract between Commerce and the AAA clubs exists, which renews automatically and may be terminated upon a minimum of three years written notice to either party.

Agreements for the Transfer of Massachusetts Business from Other Companies in 2002

      Commerce entered into an agreement on September 28, 2001, with Berkshire Mutual Insurance Company ("Berkshire") for the transfer of Massachusetts personal automobile business written by Berkshire to Commerce, effective January 1, 2002. Under terms of the agreement, Commerce offered agency contracts to independent agencies that represented Berkshire for personal automobile insurance in Massachusetts. This allowed agents of Berkshire the opportunity to offer Commerce automobile insurance policies to their customers whose policies renewed in 2002. Commerce assumed all of Berkshire's obligations for future policy years beyond 2001 under CAR, including assignment of Berkshire's involuntary agents. As consideration, the Company received a cash payment of $7,000 from Berkshire in early January, 2002.

      Commerce announced the formation of a marketing alliance with Horace Mann Educators Corporation on October 18, 2001. Under the terms of an agency agreement between Commerce and Horace Mann Service Corporation ("HMSC"), a licensed brokerage agency in the Commonwealth of Massachusetts, HMSC provided its personal automobile customers with Commerce policies.
New personal automobile policies sold by HMSC were insured with Commerce, beginning no later than January 1, 2002, at the policyholder's option. All personal automobile policies written by HMSC were converted to Commerce policies upon renewal in 2002.

      Commerce entered into an agreement on July 15, 2002, with MassWest Insurance Company ("MassWest") for the transfer of Massachusetts personal automobile business written by MassWest to Commerce, effective November 1, 2002. Under terms of the agreement, Commerce offered agency contracts to independent agencies that represented MassWest for personal automobile insurance in Massachusetts. This allowed agents of MassWest the opportunity to offer Commerce automobile insurance policies to their customers, who were insured by MassWest, beginning with policies that renewed after that date. Commerce assumed all of MassWest's obligations for future policy years beyond 2002 under the Massachusetts residual market system, commonly known as CAR, and received consideration of $2.5 million from MassWest.

Other States

      Commerce West predominantly writes private passenger automobile insurance in California and Oregon through 808 independent insurance agencies and brokers. All business is underwritten at Commerce West's headquarters located in Pleasanton, California. Although primarily writing preferred business, Commerce West also writes non-standard personal automobile business and a small amount of lower limit commercial automobile business. American Commerce predominantly writes private passenger automobile and homeowners insurance in 26 states exclusively through 32 AAA independent insurance agencies. Products are similar to those offered by Commerce and Citation. All business is underwritten at American Commerce's headquarters located in Columbus, Ohio. Both companies primarily target preferred insurance risks.

      Direct premiums written in states other than Massachusetts by Commerce West and American Commerce, increased $42,220 or 29.5%. Commerce West direct premiums written increased $7,545 or 19.5%. Personal automobile direct premiums written by Commerce West increased $3,916, or 10.5%, while commercial automobile direct premiums written increased $3,637, or 240.2%. The growth from Commerce West is primarily attributable to expansion of the commercial and preferred personal automobile programs. American Commerce direct premiums written increased $34,675 or 33.2%, primarily due to an increase in personal automobile premiums of $26,633 or 31.3%. American Commerce also experienced a 42.7% increase in homeowners premiums written, primarily as a result of book transfers from existing agents and the contraction of authority to write homeowner business by competitors. American Commerce, which writes business in 26 states, wrote greater than 90% of its business in eleven states.

      Commerce West premiums and the eleven states with the highest premiums written by American Commerce are shown in the following table:


                                            % of Direct Premiums
                                              Written by State
                                            --------------------
           Company             State          2002        2001
      ----------------------------------------------------------

      Commerce West        California       $ 40,861    $ 34,816
                           Oregon              5,464       3,964
                                            --------------------
                             Total          $ 46,325    $ 38,780
                                            ====================

      American Commerce    Arizona          $ 30,396    $ 21,798
                           Rhode Island       17,371      14,912
                           Ohio               16,923      13,170
                           Washington         16,339       8,327
                           Oregon             13,046      10,986
                           Oklahoma           13,010       8,048
                           Kentucky            8,289       6,115
                           Indiana             6,242       4,806
                           Tennessee           3,376       2,534
                           Idaho               3,010       2,595
                           West Virginia       2,885       2,657
                           Other states        8,266       8,530
                                            --------------------
                             Total          $139,153    $104,478
                                            ====================

      Commerce writes personal lines business in New Hampshire through 30 independent insurance agencies, direct written premiums amounted to $2,859 and $352 for 2002 and 2001, respectively.

Reinsurance Activity - Other than CAR

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

Property, Catastrophe and Quota Share Reinsurance

      The Company maintains a 75% quota share reinsurance program, covering all non-automobile property and liability business, except umbrella policies. The program is split among Munich American Re-Insurance Company, Employers Reinsurance Corporation, Hartford Fire Insurance Company and Swiss Reinsurance America Corporation. The maximum per occurrence dollar recovery is equal to 250% of the net premiums ceded to the quota share arrangement in a contract year. The maximum aggregate per year dollar recovery under the quota share contract is equal to 350% of the net premium ceded to the quota share arrangement in a contract year. A sliding scale commission, based on loss ratio, is utilized under this program. This program provides the Company with sufficient protection for catastrophe coverage so as to enable the Company to forego pure catastrophe reinsurance coverage, which was previously tailored in conjunction with the former quota share arrangement.

      Effective July 1, 2002, the Company amended its quota share reinsurance program in the event of terrorist acts. The maximum reimbursement to the Company from its quota share reinsurers will be limited to $50,000 in the event of certain defined terrorist acts. The Company believes its exposure to terrorist acts to be very limited based upon the types of coverage offered by the Company and its exposure above the limit to be extremely remote. The Company's main area of business is in the personal lines market and it has very minimal single retained exposure in excess of $1,000.

      The table below provides information depicting the approximate recovery under the quota share contract (described below) at various loss scenarios, if a single catastrophe were to strike:


                                                 Net Loss
                      Total     Reinsurance    Retained by
                      Loss       Recovery      the Company
                    --------------------------------------

                    $ 50,000      $ 37,500       $12,500
                     100,000        65,000        35,000
                     150,000        90,000        60,000
                     200,000       115,000        85,000
                     250,000       152,500        97,500

      Under the above scenario and based on the business subject to the quota share reinsurance contract for 2002, the Company has no reinsurance recoveries for a single event catastrophe in excess of a total loss of approximately $262.0 million. The level of reinsurance protection increases (decreases) when the company cedes more (less) premium to the reinsurers. The Company's estimated total losses on its other than automobile business for 100 and 250-year hurricanes (including American Commerce) are approximately $173.5 million and $291.2 million, respectively. The Company estimates were derived through the services of Swiss Reinsurance America Corporation (rated A++ by A.M. Best), which utilized the RMS (Risk Management Solutions) risk assessment system. Most property and casualty insurance companies establish their catastrophe reinsurance programs up to the 100 year storm estimate.

      Written premiums ceded in 2002, 2001 and 2000 under the above referenced program were $98.0 million, $78.6 million and $69.4 million, respectively. The 24.7% increase in written premiums ceded in 2002 versus 2001 in this program was primarily the result of a $14,380 or 19.6% increase in Massachusetts homeowner direct written premium, coupled with an $8,666 or 46.3% increase in direct homeowner writings in states other than Massachusetts, as previously mentioned. Ceding commission income is calculated on a ceded earned premium basis.

Casualty Reinsurance

      Casualty reinsurance is on an excess of loss basis for any one event or occurrence with a maximum recovery of $9.0 million over a net retention of $1.0 million. This coverage is placed with Swiss Reinsurance America Corporation (rated A++ by A.M. Best).

      Personal and commercial liability umbrella policies are reinsured on a 95% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $5.0 million for policies with underlying automobile coverage of $250/$500 or more. The Company also has personal liability umbrella reinsurance coverage for policies with underlying automobile coverage of $100/$300, on a 65% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $3.0 million. The personal liability coverage was placed with Munich American Re-Insurance (rated A+ by A.M. Best) through year-end 2002. Effective January 1, 2003, the Company entered into a 95% Personal Umbrella quota share agreement with Employers Reinsurance Corporation (rated A+ by A.M. Best). Through July 15, 2002 the Company's commercial liability umbrella policies were placed with Munich American Re-Insurance Company.
On July 15, 2002, the Company entered into a 95% commercial umbrella quota share agreement with Employers Reinsurance Corporation.

      Earned premiums and losses and loss adjustment expenses are stated in the accompanying consolidated financial statements after deductions for ceded reinsurance. Those deductions for reinsurance other than CAR are as follows:


                                                   Years ended December 31,
                                                ------------------------------
                                                  2002        2001       2000
                                                ------------------------------

Income Statement
  Written premiums ceded                        $101,913    $81,827    $76,946
  Earned premiums ceded                           90,075     77,226     73,354
  Losses and loss adjustment expenses ceded       47,658     40,514     30,797
Balance Sheet
  Unpaid losses and loss adjustment expenses      43,380     32,101     28,491
  Unearned premiums                               55,023     42,258     36,828

      The Company, as primary insurer, would be required to pay losses in their entirety in the event that the reinsurers were unable to discharge their obligations under the reinsurance agreements.

       Effective July 1, 2002, Commerce entered into a retrocessional reinsurance agreement with one of its quota share reinsurers who maintained a one third participation in the Company's 75% quota share treaty. For a premium paid to Commerce, Commerce will indemnify the reinsurer if the reinsurer incurs a loss for a single event or occurrence over a certain threshold. Losses assumed by the reinsurer must first exceed $15,000 before a reimbursement will be made, by Commerce, to the reinsurer. Commerce's exposure to the reinsurer under this agreement is for a maximum of $35,000. The threshold translates into a $60,000 total loss event or occurrence to Commerce, $15,000 of which represents the reinsurers 25% portion of the quota share treaty, before the reinsurer would receive any benefit.

Insurance Ratios

      Underwriting profit margins are reflected by the extent to which the combined ratio is less than 100%. This ratio is considered the best simple index of current underwriting performance of an insurer. During the five-year period ended December 31, 2002, the property and casualty insurance industry's combined ratio, as reported by A.M. Best and weighted to reflect the Company's product mix ("weighted industry average"), has ranged from a low of 102.2% in 1998 to a high of 109.7% in both 2000 and 2001 on a statutory accounting principles basis. During this same period of time, the Company's combined ratio has consistently remained below the weighted industry average, ranging from a low of 96.8% in 2000 to a high of 98.7% in both 2001 and 2002. On an average basis, the Company's combined ratio was 98.2% for the five-year period ended December 31, 2002 compared to a weighted industry average of 106.0%.


                                                  Years ended December 31,
                                        ---------------------------------------------
                                         2002      2001      2000      1999      1998
                                        ---------------------------------------------

Company Statutory Ratios (unaudited)
  Loss and LAE Ratio                     75.1%     74.5%     71.7%     72.0%     71.6%
  Underwriting Expense Ratio             23.6      24.2      25.1      26.5      26.5
                                        ---------------------------------------------
  Combined Ratio                         98.7%     98.7%     96.8%     98.5%     98.1%
                                        =============================================

Industry Combined Ratio
 (all writers)(1)                       103.8%    109.7%    109.7%    104.4%    102.2%
                                        =============================================

--------------------
<F1>  Source:  A.M. Best's Review Preview (2003), as reported by A.M. Best for all property and casualty insurance companies and weighted to reflect the Company's product mix. The 2002 industry information is estimated by A.M. Best.

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

      In November 1999, the Gramm-Leach-Bliley Act was signed into law. The Act (1) repealed the Glass-Steagall Act of 1933, which had prohibited the merger of banks and securities firms, and (2) substantially modified the Bank Holding Company Act of 1956, which had the effect of separating banking and insurance underwriting business. The law contains provisions that govern competition, created safe-harbor protections for specific state laws, and established consumer protections that govern bank-insurance sales.

      The Terrorism Risk Insurance Act of 2002 was passed by Congress and signed into law by President Bush on November 26, 2002. The purpose of the Act is to establish a temporary Federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. The Act defines a "certified" act of terrorism as "an act that is certified by the Secretary of the Treasury as resulting in aggregate losses in excess of $5,000, is a violent act or dangerous to human life, property or infrastructure, and is committed by an individual(s) acting on behalf of any foreign person or interest as part of an effort to coerce the civilian population of the United States or to influence the policy or affect the conduct of the United States Government by coercion." Due to the types of coverage offered by the Company and the limited exposure the Company has outside of Massachusetts, management believes the financial impact as a result of the Act will not be material.

      At the state level, various forms of automobile insurance reform are continuously debated. New regulations and legislation are often proposed with the goal of reducing the need for premium increases. For further details, please refer to the general discussion on insurance regulation and premium rates.

Personal Automobile Insurance

      As previously mentioned, since 1995, the Company has been a leader in affinity group marketing in Massachusetts by providing discounts to members of the AAA clubs. Membership in these clubs is estimated to represent approximately one-third of the Massachusetts motoring public. The Company increased its Massachusetts private passenger automobile insurance exposures by 13.9%, ending the year with approximately 25.9% of the Massachusetts private passenger automobile market.

      Through 2000, the Company offered its Massachusetts customers safe driver deviations to drivers with SDIP classifications of either Steps 9 or 10 and to only Step 9 drivers in 2001. Safe driver deviations are rate discounts based on the customer's driving record and resulting SDIP classification and must be approved annually by the Commissioner. Steps 9 and 10 are the two best driver SDIP classifications in Massachusetts, representing drivers with no at fault accidents and not more than one minor moving vehicle violation in the last six years. In 2002 and 2003, in response to the average personal automobile rate decisions over the last several years, the Company did not file for SDIP Step 9 deviations, for policies incepting in the 2002 or 2003 calendar years. The accompanying table depicts the AAA Affinity Group Discount, SDIP Deviations and their combined reduction from Massachusetts average mandated rates:


AAA Affinity Group Discount and SDIP Deviations               2003*    2002    2001     2000
--------------------------------------------------------------------------------------------

AAA Affinity Group Discount                                   5.0%     6.0%    6.0%     6.0%
SDIP Step 9 Deviation                                         0.0%     0.0%    2.0%     6.0%
SDIP Step 10 Deviation                                        0.0%     0.0%    0.0%     2.0%

Combined AAA Affinity Group Discount and Step 9 Deviation     5.0%     6.0%    7.9%    11.6%
                                                              =============================
Combined AAA Affinity Group Discount and Step 10 Deviation    5.0%     6.0%    6.0%     7.9%
                                                              =============================

--------------------
* For policies with effective dates as of January 1, 2003 or thereafter.

Risk-Based Capital ("RBC")

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

      The RBC model formula proposes four levels of regulatory action. The extent of regulatory intervention and action increases as the percentage of surplus to RBC falls. The first level, the Company Action Level (as defined by the NAIC), requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount.
The Regulatory Action Level (as defined by the NAIC) requires an insurer to submit a plan containing corrective actions and permits the Commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level (as defined by the NAIC) allows the regulator to rehabilitate or liquidate an insurer in addition to the aforementioned actions if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level (as defined by the NAIC), which requires the regulator to ehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount.

      The following table provides the key RBC information for the Company's insurance subsidiaries, Commerce, Citation, Commerce West, and American Commerce:


                                                         Commerce    American
                                 Commerce    Citation      West      Commerce
                                 --------------------------------------------
                                             (Dollars in millions)

At December 31, 2002
Statutory surplus                  $554       $  108       $ 28        $ 70
200% RBC Company action level       189            5          7          25
                                   ----------------------------------------
Statutory surplus in excess
 of RBC Company action level       $365       $  103       $ 21        $ 45
                                   ========================================
RBC amounts                        $ 94       $    2       $  3        $ 12
                                   ========================================
% of surplus to RBC amounts         589%       5,400%       933%        583%
                                   ========================================

2001 Restatement for Employee Stock Option Variable Accounting Treatment

      For employee stock options issued by the Company from 1999 through 2001, the Company utilized fixed accounting treatment through September 30, 2002. This accounting treatment was reviewed with the Company's independent auditors, Ernst & Young LLP, who concurred with the Company's treatment throughout this period. On January 25, 2003, a question was raised by Ernst & Young LLP as to the appropriateness of the fixed accounting treatment for some of the Company's option grants. Ernst & Young LLP advised the Company that it could no longer concur with fixed accounting for the options granted to employees in 1999 and 2000. Therefore, the Company applied variable accounting treatment in 2002 and also retroactively to 2001 and prior years. Accordingly, the Company restated its 2001 and first three quarters of 2002 results. The impact of the restatement for the year ended 2001 resulted in a decrease to net earnings of $2.8 million or $0.08 per diluted share. The year to date impact through the third quarter of 2002 resulted in an increase to net earnings of $1.2 million or $0.04 per diluted share. Although the change in accounting for employee options was also applied to 2000 and 1999, no restatements were required for those years. The impact of variable accounting for the year ended December 31, 2002 was a decrease to net earnings of $2.1 million or $0.07 per diluted share.

      Year Ended December 31, 2002 compared to Year Ended December 31, 2001 (Restated)

Premiums

      The following table compares direct premiums written, net premiums written and earned premiums for the years ended December 31, 2002 and 2001:


                                                           Years ended December 31,
                                               ------------------------------------------------
                                                  2002          2001       $ Change    % Change
                                               ------------------------------------------------

Direct Premiums Written:
  Personal Automobile in Massachusetts         $1,032,438    $  859,922    $172,516      20.1%
  Personal Automobile in All Other States         155,045       122,320      32,725      26.8%
  Commercial Automobile in Massachusetts           74,879        58,088      16,791      28.9%
  Commercial Automobile in All Other States         5,151         1,514       3,637     240.2%
  Homeowners in Massachusetts                      87,634        73,254      14,380      19.6%
  Homeowners in All Other States                   27,376        18,710       8,666      46.3%
  Other Lines in Massachusetts                     23,569        17,885       5,684      31.8%
  Other Lines in All Other States                     764           714          50       7.0%
                                               ----------------------------------------------
      Total Direct Premiums Written            $1,406,856    $1,152,407    $254,449      22.1%
                                               ==============================================

Net Premiums Written:
  Personal Automobile in Massachusetts         $1,039,141    $  864,900    $174,241      20.1%
  Personal Automobile in All Other States         152,796       122,256      30,540      25.0%
  Commercial Automobile in Massachusetts           77,839        60,986      16,853      27.6%
  Commercial Automobile in All Other States         4,968         1,477       3,491     236.4%
  Homeowners in Massachusetts                      25,149        20,364       4,785      23.5%
  Homeowners in All Other States                    6,142         4,576       1,566      34.2%
  Other Lines in Massachusetts                      6,744         4,236       2,508      59.2%
  Other Lines in All Other States                     235           172          63      36.6%
                                               ----------------------------------------------
      Total Net Premiums Written               $1,313,014    $1,078,967    $234,047      21.7%
                                               ==============================================

Earned Premiums:
  Personal Automobile in Massachusetts         $  878,739    $  776,552    $102,187      13.2%
  Personal Automobile in All Other States         146,381       116,479      29,902      25.7%
  Commercial Automobile in Massachusetts           55,752        43,008      12,744      29.6%
  Commercial Automobile in All Other States         3,139           711       2,428     341.5%
  Homeowners in Massachusetts                      22,620        19,119       3,501      18.3%
  Homeowners in All Other States                    5,459         3,731       1,728      46.3%
  Other Lines in Massachusetts                      6,069         3,290       2,779      84.5%
  Other Lines in All Other States                     206           158          48      30.4%
  Assumed Premiums from CAR                        90,593        80,176      10,417      13.0%
  Assumed Premiums from Other than CAR              1,082           428         654     152.8%
                                               ----------------------------------------------
      Total Earned Premiums                    $1,210,040    $1,043,652    $166,388      15.9%
                                               ==============================================

Earned Premiums in Massachusetts               $  963,180    $  841,969    $121,211      14.4%
Earned Premiums-Assumed                            91,675        80,604      11,071      13.7%
Earned Premiums in All Other States               155,185       121,079      34,106      28.2%
                                                 ----------------------------------------------
      Total Earned Premiums                      $1,210,040    $1,043,652    $166,388      15.9%
                                                 ==============================================

      The $172,516 or 20.1% increase in Massachusetts personal automobile direct premiums written resulted primarily from increases of 13.8% and 14.0% in the number of Massachusetts personal automobile exposures for liability and physical damage coverage, respectively, and by increases in rates for the coverage types noted below. The components of these changes for 2002 and 2001 were as follows:


                                             2002               2001
       Coverage Type                   Rate Change (1)    Rate Change (1)
       ------------------------------------------------------------------

      Liability:
        Bodily Injury                       6.0%              (2.1)%
        Personal Injury Protection         18.7%             (12.9)%
        Property Damage to Others           3.9%               1.0%

      Physical Damage:
        Collision                           4.8%              (0.1)%
        Comprehensive                       0.1%              (7.6)%
            Total (2)                       5.3%              (1.9)%

--------------------
<F1>  Represents change in the Company's average rate per exposure from the
      Company's prior year average rate for Massachusetts private passenger automobile premiums.
<F2>  The total rate change depicted is the result of the weighted average of premiums written for all coverages divided by liability exposures only, due to the fact that all exposures are required to carry liability coverage.

      The above percentage changes were primarily the result of rate modifications in the individual coverage components in the 2002 state-mandated rates, changes in the Company's safe driver rate deviations, and changes in the distribution of the Company's business by class and territory. The combination of these factors resulted in a 5.3% increase in the average personal automobile premium per exposure in 2002. Despite no change from the previous year for the 2002 state-mandated average rates, the Company's increase in the average personal automobile premium per exposure was primarily due to the above noted changes coupled with the fact that the announced rate decision does not include the effect of future purchases of new automobiles in the year to which the rate decision applies, and the Company's mix of personal automobile business differs from that of the industry. In 2002, the Company did not offer its customers safe driver deviations.

      Included in the premium increase for Massachusetts personal automobile direct premiums written are premiums that were the result of appointments of new agents. During 2002 Commerce had 127 new appointments, of these new appointments 89 were from voluntary agents resulting in an additional $50,470 in premium. The remainder of the new appointments resulted from ERP's (involuntary agents). Business obtained from new ERP's amounted to $16,953 during 2002.

      The AAA affinity group discount for 2002 was established at 6.0%, which was unchanged from 2001. In 2001, for drivers who qualified, the Company's AAA affinity group discount and safe driver deviations could be combined for up to a 7.9% reduction from state-mandated rates. In 2002, the Company did not offer a safe driver discount.

      Other states personal automobile direct premiums written increased $32,725 or 26.8%, however, an overall depressed rate environment and adverse development of prior year reserves resulted in diminished underwriting profits. The Company continues to evaluate a number of it's other than Massachusetts state rating structures, has filed for increases in several states and will seek additional rate increases where appropriate. Personal automobile direct premiums written by American Commerce increased $26,633 or 31.3% to $111,757 as compared to $85,124 due prima-rily to book rollovers of business from existing agents, partially offset by decreases in states where the Company is not actively pursuing writings. Personal automobile direct premiums written from Commerce West increased $3,916 or 10.5% to $41,112 as compared to $37,196. Both companies primarily target preferred insurance risks and Commerce West's recent growth is attributable to preferred personal automobile business. Both American Commerce and Commerce West write predominantly personal automobile insurance. American Commerce writes personal automobile insurance in 26 states while Commerce West writes personal automobile insurance in the states of California and Oregon. Personal automobile policies for both companies are written primarily for a policy term of six months.

      Direct premiums written for Massachusetts commercial automobile insurance increased by $16,791 or 28.9%, due primarily to an increase of approximately 14.0% in the number of policies written, combined with a 13.0% increase in the average commercial automobile premium per policy. The increase in premium per policy was attributable to a hardening of the commercial automobile market, as well as the Company increasing its volume of larger commercial automobile accounts. The Company experienced an increase of approximately $1,900 from policies with premiums in excess of $50. In addition, base rates for other voluntary commercial automobile policies have increased moderately, and a reduction in Individual Risk Premium Modification ("IRPM") credits has occurred, favorably impacting average premiums per policy. In addition, an approximate 3.0% increase in rates for policies written through CAR was experienced. The increased business was attributable to the Company's initiative to expand writings.

      Direct premiums written for Massachusetts homeowners insurance increased by $14,380 or 19.6% due primarily to a 10.8% increase in the number of Massachusetts policies written coupled with a 7.3% increase in the average Massachusetts premium per policy. The Company's increase in Massachusetts homeowner premium is primarily related to an increased number of agents, fewer carriers writing homeowner business, the Company's pricing position in the marketplace, and agents writing more homeowner business to achieve a homeowner discount for their customers, when the Company also insures the customers' automobile. Other states homeowners insurance written by American Commerce increased $8,666 or 46.3% to $27,376 due primarily to book rollovers of business from existing agents, and the impact caused by contraction of authority to write homeowner business by competitors. Homeowner policies in all states are written primarily for a policy term of one year.

      The $234,047 or 21.7% increase in net premiums written was primarily due to the growth in direct premiums written as described above offset by an increase in premiums ceded to CAR and the quota share agreement. Net premiums written for homeowner's in all other states increased $1,566, with net premiums written of $6,142 in 2002, as compared to $4,576 in 2001.

      The $166,388 or 15.9% increase in earned premiums during 2002, as compared to 2001, was primarily due to increases in written premiums as described above and 2001 written premiums being earned in 2002.

Net Investment Income

      Net investment income is affected primarily by the composition of the Company's investment portfolio and yield thereon. The following table summarizes the composition of the Company's investment portfolio at cost, at December 31, 2002 and 2001:


                                                            December 31,
                                           ----------------------------------------------
                                                         % of                     % of
Investments, at cost                          2002       Invest.       2001       Invest.
-----------------------------------------------------------------------------------------

GNMA & FNMA mortgage-backed bonds          $  208,260     13.2%     $   98,198      6.7%
Corporate bonds                               119,698       7.6        133,506      9.1
U.S.Treasury bonds and notes                      222        -             104        -
Tax exempt state and municipal bonds          338,730      21.5        386,967     26.2
                                           --------------------------------------------
      Total fixed maturities                  666,910      42.3        618,775     42.0
                                           --------------------------------------------

Preferred stocks                              301,141      19.1        256,582     17.4
                                           --------------------------------------------

Common stocks                                  81,602       5.2         87,704      5.9
                                           --------------------------------------------

Closed-end preferred stock mutual funds       294,192      18.7        294,948     20.0
                                           --------------------------------------------

Mortgages and collateral loans (net of
 allowance for possible loan losses)           26,754       1.7         39,505      2.7
Cash and cash equivalents                     169,946      10.8        148,630     10.1
Other investments                              35,015       2.2         28,291      1.9
                                           --------------------------------------------
      Total investments                    $1,575,560     100.0%    $1,474,435    100.0%
                                           ============================================

      The Company's investment strategy focuses on maximizing after-tax investment income through investing in high quality securities coupled with acquiring equity investments, which may forego current investment yield in favor of potential higher yielding capital appreciation in the future.

      As depicted in the accompanying table, 2002 net investment income before taxes decreased $1,097 or 1.1%, compared to 2001, principally as a result of a decrease in yield offset by an increase in average invested assets at cost. The decrease in yield is primarily due to lower short-term yields, coupled with an environment of lower long-term yields and higher yielding investment securities being called. The Company continues to monitor interest rates on medium and long-term securities and intends to maintain its relatively high cash position until such time as the Company believes medium and long-term rates have appropriately firmed. During 2002, the Company purchased approximately $142 million of FNMA securities. The Company believes these FNMAs will have a duration of less than three years. This will allow the Company to achieve higher yields until longer term investments are acquired. Net investment income as a percentage of total average investments was 6.3% in 2002, compared to 6.6% in 2001. Net investment income after-tax, as a percentage of total average investments, was 5.0% in 2002 and 5.3% in 2001.


                                                                   Years Ended December 31,
                                                                  -------------------------
Investment Return                                                    2002           2001
-------------------------------------------------------------------------------------------
                                                                                 (Restated)

Average month-end investments (at cost)                           $1,576,219     $1,506,485
Net investment income before tax                                      98,466         99,563
Net investment income after-tax                                       78,236         79,124
Net investment income as a percentage of average net
 investments (at cost)                                                   6.3%           6.6%
Net investment income after-tax as a percentage of average net
 investments (at cost)                                                   5.0%           5.3%

Premium Finance and Service Fees

      Premium finance and service fees increased $3,679 or 20.6% during 2002, as a result of increased business and a service fee increase on Massachusetts new and renewal business from three dollars to four dollars per installment payment, for policies with effective dates of July 1 and forward.

Investment Gains and Losses

      Net realized investment losses totaled $82,385 during 2002 as compared to $10,633 in 2001. Net realized investment losses during 2002 were primarily centered in to two areas, preferred stock mutual funds and other-than-temporary impairments. Declines in the market values of utility common stocks held by preferred stock mutual funds were the primary reasons for losses, totaling $44,602. The Company reflects these declines through realized losses because its significant level of ownership requires the use of the equity method of accounting for these funds. The 2002 realized losses were also impacted by write-downs for other-than-temporary declines in the market value of certain fixed maturities, preferred and common stocks totaling $32,114.

      A focus of management's judgments and estimates relating to investments involves the potential impairment of investments for other-than-temporary declines in market value. An impairment in an investment is deemed to be other-than-temporary when a security's market value has diminished to less than 75% of cost for two consecutive calendar quarters. If the contractual terms of the security are being complied with, management performs a cash flow valuation to determine the potential impairment of the security. If the security is deemed impaired, the Company adjusts the security's cost to market value through realized loss based on publicly available information or, in the absence of such, to a value based on cash flow modeling. Gross accumulated other comprehensive losses were $15,666 and $27,399 at year-end 2002 and 2001, respectively. These amounts represent securities whose market values were greater than 75%, but less than 100%, of cost. Market value declines for these securities relate primarily to interest rate changes and not to significant declines in a security's rating, financial situation or sector issues and are not considered impaired due to the Company's ability and intent to hold these securities to maturity.

      Carrying values of investments in fixed maturities, which include taxable and non-taxable bonds, and investments in common and preferred stocks, are derived from market prices supplied by the Company's investment custodian. Unrealized investment gains and losses on these investments, to the extent that there is no other-than-temporary impairment of value, are credited or charged to a separate component of stockholders' equity, known as "net accumulated other comprehensive income (loss)", net of tax, until realized. Fair market value of fixed maturities and preferred and common stocks is based on quoted market prices. For other investments, fair market value equals quoted market price, if available. If a quoted market price is not available, fair market value is estimated using quoted market prices for similar securities.

      When investment securities are sold, the realized gain or loss is determined on a specific identification basis.

     Gross realized gains and losses for the years ended December 31, 2002 and December 31, 2001 were as follows:


                                                                    2002
                                                      --------------------------------
                                                                   Gross       Gross
                                                                  Realized    Realized
                                                      Proceeds     Gains       Losses
                                                      --------------------------------

Sales:
  Closed-end preferred stock mutual funds             $  6,362     $  820     $   (309)

Calls, Maturities & Paydowns:
  Corporate bonds                                        2,091          -         (142)
  Preferred stocks                                      21,734        843       (1,009)
  Obligations of states and political subdivisions     112,667        962       (1,036)
  GNMA & FNMA mortgage-backed bonds                     62,792         16       (1,406)

Equity in Earnings:
  Closed-end preferred stock mutual funds - Equity
   in Earnings                                               -        218      (45,330)

Other-than-Temporary Impairment:
  Corporate bonds                                            -          -      (16,063)
  Obligations of states and political subdivisions           -          -         (856)
  Preferred stocks                                           -          -       (9,094)
  Common stocks                                              -          -       (6,101)

Other:
  Venture capital fund investments                       1,902         53       (3,705)
  Other investments                                     15,526        254         (500)
                                                      --------------------------------
      Total                                           $223,074     $3,166     $(85,551)
                                                      ================================


                                                                    2001
                                                      --------------------------------
                                                                   Gross       Gross
                                                                  Realized    Realized
                                                      Proceeds     Gains       Losses
                                                      --------------------------------

Sales:
  Closed-end preferred stock mutual funds             $  2,945     $  603     $      -
  Corporate bonds                                        6,835        128         (147)
  U.S. Treasury notes                                    2,854        118            -
  Obligations of states and political subdivisions       9,392        429         (213)
  Preferred stocks                                       2,402          -          (22)

Calls, Maturities & Paydowns:
  Corporate bonds                                          555          1           (4)
  Preferred stocks                                      48,366        128       (2,313)
  Obligations of states and political subdivisions      72,930        264       (1,607)
  GNMA & FNMA mortgage-backed bonds                     22,925         26         (631)

Equity in Earnings*:
  Closed-end preferred stock mutual funds - Equity
   in Earnings                                               -      4,582            -

Other-than-Temporary Impairment:
  Corporate bonds                                            -          -       (1,180)
  Preferred stocks                                           -          -       (1,485)

Other:
  Venture capital fund investments                       5,735        586       (9,656)
  Other investments                                     14,506        219         (459)
                                                      --------------------------------
      Total                                           $189,445     $7,084      $(17,717)
                                                      ================================

--------------------
* Includes $3,215 in 2001 relating to the amortization of negative goodwill, at the time of purchase, of these securities.

     Gross accumulated other comprehensive income and losses at December 31, 2002 and December 31, 2001 were as follows:


                                                              December 31, 2002
                         --------------------------------------------------------------------------------------------
                         Gross       Gross               Other Compr. Loss Timeframe                Securities with
                         Accum.      Accum.      -------------------------------------------         Compr. Losses
                         Other       Other                    Less       Six to        Over      --------------------
                         Compr.      Compr.      Number       than       twelve       twelve       Amort.     Market
                         Income      Losses      of Sec.    six mos.      mos.         mos.         Cost      Value
                         --------------------------------------------------------------------------------------------

Corporate bonds          $ 8,064    $ (1,695)        5      $  (517)    $     -     $ (1,178)    $ 27,204    $ 25,509
U.S. Treasury bonds
 and notes                     6           -         -            -           -            -            -           -
GNMA & FNMA mortgage-
 backed bonds              4,355           -         -            -           -            -            -           -
Obligations of states
 and political
 subdivisions              9,784      (3,613)       38          (15)       (457)      (3,141)      92,346      88,733
                         --------------------------------------------------------------------------------------------
      Total fixed
       maturities         22,209      (5,308)       43         (532)       (457)      (4,319)     119,550     114,242
Preferred stocks          12,636      (8,720)       51         (756)       (540)      (7,424)     157,817     149,097
Common stocks             19,854      (1,638)        6          (34)          -       (1,604)       9,748       8,110
                         --------------------------------------------------------------------------------------------
      Total              $54,699    $(15,666)      100      $(1,322)    $  (997)    $(13,347)    $287,115    $271,449
                         ============================================================================================


                                                              December 31, 2001
                         --------------------------------------------------------------------------------------------
                         Gross       Gross               Other Compr. Loss Timeframe                Securities with
                         Accum.      Accum.      -------------------------------------------         Compr. Losses
                         Other       Other                    Less       Six to        Over      --------------------
                         Compr.      Compr.      Number       than       twelve       twelve       Amort.     Market
                         Income      Losses      of Sec.    six mos.      mos.         mos.         Cost      Value
                         --------------------------------------------------------------------------------------------

Corporate bonds          $ 7,754    $ (4,754)        8      $     -     $     -     $ (4,754)    $ 48,523    $ 43,769
U.S. Treasury bonds
 and notes                     1           -         -            -           -            -            -           -
GNMA & FNMA mortgage-
 backed bonds              1,602        (815)        1         (815)          -            -       52,817      52,002
Obligations of states
 and political
 subdivisions              8,890      (4,971)       37       (1,407)       (192)      (3,372)     106,567     101,596
    Total fixed
       maturities         18,247     (10,540)       46       (2,222)       (192)      (8,126)     207,907     197,367
Preferred stocks           6,354     (14,835)       44         (132)       (392)     (14,311)     140,450     125,615
Common stocks             21,778      (2,024)        6            -      (2,022)          (2)      22,642      20,618
                         --------------------------------------------------------------------------------------------
      Total              $46,379    $(27,399)       96      $(2,354)    $(2,606)    $(22,439)    $370,999    $343,600
                         ============================================================================================

Chart above does not include minority interest impact

      The chart above provides a detailed breakdown of the Company's net accumulated other comprehensive income, prior to minority interest and income taxes. The chart also provides an aging of the gross accumulated other comprehensive losses, along with the number of securities those losses are represented by and the cost and current market value of those securities that have losses. The percentage of fixed maturities at cost that have gross accumulated other comprehensive losses with less than an investment grade rating or no rating is 11.0% at December 31, 2002.

      During 2002, $3,652 in realized investment losses were also incurred related to the Company's investments in venture capital funds. These investments primarily provide seed capital for start-up companies with emerging high technology initiatives in the financial services industry. These investments are made in limited partnerships and the Company's exposure to loss is limited to its actual investment. Investments in these venture capital funds are accounted for on an equity basis.

Losses and Loss Adjustment Expenses

      Losses and loss adjustment expenses ("LAE") incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") increased to 75.1% in 2002 as compared to 74.5% in 2001. The primary reasons for this increase were higher private passenger automobile losses from CAR as a result of increased participation from CAR and higher CAR loss ratios, coupled with an increase in personal automobile bodily injury claim frequency compared to last year. Another factor in the increase resulted from business written outside of Massachusetts where the loss ratio for other than Massachusetts business increased to 86.4% during 2002 as compared to 84.6% for 2001. These factors were somewhat offset by a lower physical damage claim frequency and better experience in the Massachusetts commercial automobile line.

      The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expense, net of reinsurance deductions from all reinsurers including CAR, as shown in the Company's consolidated financial statements for the periods indicated.


                                                                 Years ended December 31,
                                                                 ------------------------
                                                                   2002          2001
                                                                 ------------------------
                                                                              (Restated)

Loss and loss adjustment expense reserves, beginning of year,
 prior to effect of ceded reinsurance recoverable                $594,156      $585,867
                                                                 ----------------------

Incurred losses and loss adjustment expenses:
  Provision for insured events of the current year                924,206       816,951
  Decrease in provision for insured events of prior years         (14,437)      (35,320)
                                                                 ----------------------
      Total incurred losses and loss adjustment expenses          909,769       781,631
                                                                 ----------------------

Payments:
  Losses and loss adjustment expenses attributable to insured
   events of the current year                                     539,555       487,918
  Losses and loss adjustment expenses attributable to insured
   events of prior years                                          286,022       285,424
                                                                 ----------------------
      Total payments                                              825,577       773,342
                                                                 ----------------------

  Loss and loss adjustment expense reserves prior to effect of
   ceded reinsurance recoverable                                  678,348       594,156
  Ceded reinsurance recoverable                                   137,278       101,036
                                                                 ----------------------
Reserves for losses and loss adjustment expenses at the end of
 year per financial statements                                   $815,626      $695,192
                                                                 ======================

      The decrease in provision for insured events of prior years represents redundancies for reserves established for prior year. This decrease in provision was principally the result of re-estimation of unpaid losses and loss adjustment expenses principally on the personal automobile, commercial automobile and homeowners lines of business.

      The $14,437 amount for 2002 indicates that Management's estimate for the year-end 2001 loss reserves was within 2.4% of the amount established at December 31, 2001. Because of the inherently difficult task of estimating the amount required to ultimately settle all losses several years into the future, it is probable that actual amounts will be either higher or lower than the originally established reserves at any given point in time. Management's intent when establishing its estimate for reserves is to be within a tolerance of plus or minus five percent of the reserve required to ultimately settle all losses.

Management gauges its selected reserve estimate to the ranges as determined by the Company's actuaries in order to determine the reasonability of its estimate. To the extent that Management's selected reserve is within the range of the actuarial estimates, Management will not adjust its estimates; instead, it will rely on its independently calculated reserve amounts.

      For all of the Company's insurance subsidiaries, the aggregate actuarial estimate for the loss and LAE reserves, prior to the effect of ceded reinsurance recoverable, ranges from a low of $607.3 million to a high of $700.6 million. The Company's financial statement loss and LAE reserves, based on Management's best estimate, was established at $678.3 million for year-end 2002. Management calculates its estimate independently from those amounts as calculated by the Company's actuaries and, therefore, the final results are most often not the same. Management estimates its amounts primarily by reviewing historical loss and LAE data, focusing mainly on payment data. It also reviews and compares most recent loss frequency, severity and payment data to historical trends in an attempt to determine if patterns are remaining consistent or not. Management attempts to establish its reserve estimate as close to the amount required for the ultimate future payments necessary to settle all losses. The accuracy of this estimate is reflected by the line noted above entitled "decrease in provision for insured events of prior years".

Policy Acquisition Costs

      As a percentage of net premiums written, underwriting expenses for the insurance companies (on a statutory basis) decreased to 23.6% in 2002 as compared to 24.2% in 2001. The improvement was primarily due to a lower mandated Massachusetts personal automobile commission rate and lower general underwriting expenses. Another factor in the decrease resulted from business written outside of Massachusetts where the underwriting expense ratio decreased to 29.7% for 2002 as compared to 32.6% for 2001. These factors were offset by higher contingent commission expenses and higher insolvency assessments. The 2002 underwriting ratio includes a $4,496 charge versus $3,111 in 2001, representing the Company's allocation from the Massachusetts Insurers Insolvency Fund.

Combined Ratios

      The combined ratio of losses and expenses (on a statutory basis) was 98.7% for 2002 and 2001. This resulted in an underwriting profit of 1.3% for 2002 and 2001. This was the result of the factors mentioned above.

Income Taxes

      The Company's effective tax rate was 32.8% and 17.1% for the years ended December 31, 2002 and 2001, respectively. In 2002, the effective tax rate was impacted by the write-off of a deferred tax asset of $14.8 million previously established for realized investment losses and the non-deductible capital loss recognized for financial statement purposes but ineligible for tax purposes offset by tax-exempt interest income and the corporate dividends received deduction. In 2001, the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends received deduction.

Change in Accounting Principle

      Due to the effect of a change in accounting principle related to Statement of Financial Accounting Standards ("SFAS") No.142, the Company recorded income in the first quarter of 2002, net of taxes, of $11,237 or $0.34 per share (diluted). This amount represented the remaining unamortized negative goodwill related to preferred stock mutual funds and the remaining excess of book value of subsidiary interest over cost relating to the 1999 acquisition of American Commerce. Negative goodwill and the excess of book value of subsidiary interest over cost occurred in these acquisitions because the underlying value of the assets purchased exceeded the purchase price. The subsequent recognition of income that occurred as these items were eliminated was not a taxable event but instead became part of the basis of the acquired asset.

Minority Interest in Net Loss of Subsidiary

      Effective January 1, 2002, the ownership interests in ACIC Holding Co., Inc. ("AHC") were recapitalized. Prior to the recapitalization at December 31, 2001, Commerce maintained an 80% common stock interest and AAA Southern New England ("AAA SNE") maintained a 20% common stock interest in AHC. Additionally, all AHC preferred stock was owned by Commerce. The recapitalization resulted in redeeming of all the AHC preferred stock by Commerce in exchange for 3,000 additional shares of AHC common stock. This resulted in Commerce increasing its AHC common stock interest to 95% with AAA SNE maintaining a 5% AHC common stock interest, with no preferred stock outstanding. The recapitalization also resulted in the creation of $4.5 million in minority interest for AAA SNE.

Net Earnings

      Net earnings decreased $43,498 or 48.2% to $46,755 during 2002 as compared to $90,253 in 2001, as a result of the factors previously mentioned.

Pro-Forma Operating Earnings

      Pro-forma operating earnings represent net earnings adjusted for certain items the Company believes are not indicative of operating results. Pro-forma operating earnings, which consist of net earnings exclusive of the after-tax impact of net realized investment losses, the income effect of a required change in accounting principle and the after-tax impact of employee stock option variable accounting treatment, were $104,680, or $3.17 per share (diluted), in 2002, compared to $98,880, or $2.93 per share (diluted), in 2001.


                                                               December 31,    December 31,
                                                                   2002            2001
                                                               ----------------------------
                                                                                (Restated)

Pro-Forma Operating Earnings:

  Net Earnings                                                  $ 46,755         $ 90,253
  Plus Net Realized Investment Losses, Net of Tax Benefit         68,361*           5,786
  Less Change in Accounting Principle                            (11,237)               -
  Plus Impact of Employee Stock Option Variable Accounting           801            2,841
                                                                -------------------------
  Pro-Forma Operating Earnings                                  $104,680         $ 98,880
                                                                =========================

Pro-Forma Operating Earnings Per Share (Diluted):

  Net Earnings Per Share                                        $   1.42         $   2.67
  Plus Per Share Net Realized Investment Losses, Net of Tax
   Benefit                                                          2.07             0.18
  Less Per Share Change in Accounting Principle                    (0.34)               -
  Plus Impact of Employee Stock Option Variable Accounting          0.02             0.08
                                                                -------------------------
  Pro-Forma Operating Earnings Per Share                        $   3.17         $   2.93
                                                                =========================

--------------------
* The actual tax benefit of the realized investment loss portion is lower than the calculated statutory rate of 35%. This is primarily due to the write-off of a $14.8 million deferred tax asset previously established for realized investment losses and the non-deductible capital loss recognized for financial statement purposes but ineligible for tax purposes.

      Year Ended December 31, 2001 (Restated) Compared to Year Ended December 31, 2000

Premiums

      The following table compares direct premiums written, net premiums written and earned premiums for the years ended December 31, 2001 and 2000:


                                                           Years ended December 31,
                                               ------------------------------------------------
                                                  2001          2000       $ Change    % Change
                                               ------------------------------------------------

Direct Premiums Written:
  Personal Automobile in Massachusetts         $  859,922    $  827,180    $ 32,742       4.0%
  Personal Automobile in All Other States         122,320       103,496      18,824      18.2%
  Commercial Automobile in Massachusetts           58,088        43,243      14,845      34.3%
  Commercial Automobile in All Other States         1,514           104       1,410       *
  Homeowners in Massachusetts                      73,254        65,662       7,592      11.6%
  Homeowners in All Other States                   18,710        16,498       2,212      13.4%
  Other Lines in Massachusetts                     17,885        14,860       3,025      20.4%
  Other Lines in All Other States                     714           606         108      17.8%
                                               ----------------------------------------------

      Total Direct Premiums Written            $1,152,407    $1,071,649    $ 80,758       7.5%
                                               ==============================================

Net Premiums Written:
  Personal Automobile in Massachusetts         $  864,900    $  839,394    $ 25,506       3.0%
  Personal Automobile in All Other States         122,256       103,719      18,537      17.9%
  Commercial Automobile in Massachusetts           60,986        44,848      16,138      36.0%
  Commercial Automobile in All Other States         1,477           104       1,373       *
  Homeowners in Massachusetts                      20,364        17,547       2,817      16.1%
  Homeowners in All Other States                    4,576        (1,658)      6,234       *
  Other Lines in Massachusetts                      4,236         4,916        (680)    (13.8)%
  Other Lines in All Other States                     172            41         131     319.5%
                                               ----------------------------------------------

      Total Net Premiums Written               $1,078,967    $1,008,911    $ 70,056       6.9%
                                               ==============================================

Earned Premiums:
  Personal Automobile in Massachusetts         $  776,552    $  714,972    $ 61,580       8.6%
  Personal Automobile in All Other States         116,479       100,101      16,378      16.4%
  Commercial Automobile in Massachusetts           43,008        32,548      10,460      32.1%
  Commercial Automobile in All Other States           711            19         692       *
  Homeowners in Massachusetts                      19,119        17,364       1,755      10.1%
  Homeowners in All Other States                    3,731         4,186        (455)    (10.9)%
  Other Lines in Massachusetts                      3,290         3,434        (144)     (4.2)%
  Other Lines in All Other States                     158           162          (4)     (2.5)%
  Assumed Premiums from CAR                        80,176        81,300      (1,124)     (1.4)%
  Assumed Premiums from Other than CAR                428           397          31       7.8%
                                               ----------------------------------------------

      Total Earned Premiums                    $1,043,652    $  954,483    $ 89,169       9.3%
                                               ==============================================

Earned Premiums in Massachusetts               $  841,969    $  768,318    $ 73,651       9.6%
Earned Premiums-Assumed                            80,604        81,697      (1,093)     (1.3)%
Earned Premiums in All Other States               121,079       104,468      16,611      15.9%
                                               ----------------------------------------------

      Total Earned Premiums                    $1,043,652    $  954,483    $ 89,169       9.3%
                                               ==============================================

--------------------
*     Calculation is not meaningful.

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


                                            2001               2000
      Coverage Type                   Rate Change (1)    Rate Change (1)
      ------------------------------------------------------------------

      Liability:
        Bodily Injury                      (2.1)%              1.0%
        Personal Injury Protection        (12.9)%              6.4%
        Property Damage to Others           1.0%              20.8%

      Physical Damage:
        Collision                          (0.1)%              1.7%
        Comprehensive                      (7.6)%              2.4%

            Total (2)                      (1.9)%              6.2%

--------------------
<F1>  Represents change in the Company's average rate per exposure from the
      Company's prior year average rate for Massachusetts private passenger automobile premiums.
<F2>  The total rate change depicted is the result of the weighted average of premiums written for all coverages divided by liability exposures only, due to the fact that all exposures are required to carry liability coverage.

      The above percentage changes were primarily the result of rate modifications in the individual coverage components in the 2001 state mandated rates, offset by changes in the Company's safe driver rate deviations, and changes in the distributions of the business written by the Company. The combination of these factors resulted in a 1.9% decrease in the average personal automobile premium per exposure in 2001. Despite the 2001 state mandated average rate decrease of 8.3%, the smaller Company decrease in the average personal automobile premium per exposure was primarily due to the above noted changes coupled with the fact that the announced rate decision does not estimate future purchases of new auto-mobiles in the year to which the rate decision applies and the Company's mix of personal automobile business differs from that of the industry. In 2001, the Company offered its customers safe driver deviations of 2.0% to drivers with SDIP classifications of Step 9 and 0.0% for Step 10 (6.0% for Step 9 and 2.0% for Step 10 in 2000).

      The AAA affinity group discount for 2001 was established at 6.0%, which was unchanged from 2000. In 2001, for drivers who qualified, the Company's AAA affinity group discount and safe driver deviations could be combined for up to a 7.9% reduction (11.6% in 2000) from state mandated rates.

      Other states personal automobile direct premiums written increased $18,824 or 18.2%, however, an overall depressed rate environment resulted in diminished underwriting profits. The Company continues to evaluate a number of its other than Massachusetts state rating structures, has filed for increases in several states and will seek additional rate increases where appropriate. Personal automobile direct premiums written by American Commerce increased $7,319 or 9.4% to $85,124 as compared to $77,805 due primarily to book rollovers of business from existing agents, partially offset by decreases in states where the Company is not actively pursuing writings. Personal automobile direct premiums written from Commerce West increased $11,505 or 44.5% to $37,196 as compared to $25,691. Both companies target preferred insurance risks, however, Commerce West's recent growth is attributable to the introduction of a non-standard auto product in late 1999. Both American Commerce and Commerce West write predominantly personal auto-mobile insurance. American Commerce writes personal automobile insurance in 26 states while Commerce West writes personal automobile insurance in the states of California and Oregon. Personal automobile policies for both companies are written primarily for a policy term of six months. Homeowner and other policies in all states are written primarily for a policy term of one year.

      Direct premiums written for Massachusetts commercial automobile insurance increased by $14,845 or 34.3%, due primarily to an increase of approximately 9.0% in the number of policies written, combined with a 23.5% increase in the average commercial automobile premium per policy. The increase in premium per policy was attributable to a hardening of the commercial automobile market, as well as the Company increasing its volume of larger commercial automobile accounts. The Company experienced an increase of approximately $3,700 from policies with premiums in excess of $50. In addition, base rates for other voluntary commercial automobile policies have increased moderately, and a reduction in IRPM credits has occurred, favorably impacting average premium per policy. In addition, an approximate 10% increase in rates for policies written through CAR was experienced. The increased business was attributable to the Company's initiative to expand writings.

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

      The $70,056 or 6.9% increase in net premiums written was primarily due to the growth in direct premiums written as described above offset by an increase in premiums ceded to CAR coupled with an increase in premiums ceded to reinsurers other than CAR. Net premiums written for homeowners in all other states increased $6,234, with net premiums written of $4,576 in 2001, as compared to ($1,658) in 2000. The reason for negative written premium in 2000 was due to American Commerce joining the quota share reinsurance agreement effective January 1, 2000. An unearned premium transfer of $6,033 occurred effective January 1, 2000, which has a direct impact to net written premium.

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

Investment Income (2001 Restated)

      Net investment income is affected primarily by the composition of the Company's investment portfolio and yield thereon. The following table summarizes the composition of the Company's investment portfolio, at cost, at December 31, 2001 and 2000:



                                                            December 31,
                                           ----------------------------------------------
                                                          % of                     % of
Investments, at cost                          2001       Invest.       2000       Invest.
-----------------------------------------------------------------------------------------

GNMA & FNMA mortgage-backed bonds          $   98,198      6.7%     $   67,274      4.7%
Corporate bonds                               133,506      9.1         130,775      9.1
U.S. Treasury bonds and notes                     104        -           3,428      0.2
Tax exempt state and municipal bonds          386,967     26.2         464,404     32.1
                                           --------------------------------------------
      Total fixed maturities                  618,775     42.0         665,881     46.1
                                           --------------------------------------------

Preferred stocks                              256,582     17.4         215,823     14.9
                                           --------------------------------------------

Common stocks                                  87,704      5.9          87,704      6.1
                                           --------------------------------------------

Closed-end preferred stock mutual funds       294,948     20.0         327,980     22.7
                                           --------------------------------------------

Mortgages and collateral loans (net of
 allowance for possible loan losses)           39,505      2.7          51,661      3.6
Cash and cash equivalents                     148,630     10.1          70,521      4.9
Other investments                              28,291      1.9          25,475      1.7
                                           --------------------------------------------
      Total investments                    $1,474,435    100.0%     $1,445,045    100.0%
                                           ============================================

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


                                                                     Years ended December 31,
                                                                    -------------------------
Investment Return                                                      2001           2000
---------------------------------------------------------------------------------------------
                                                                    (Restated)

Average month-end investments (at cost)                             $1,506,485     $1,395,159
Net investment income before tax                                        99,563         96,830
Net investment income after-tax                                         79,124         79,547
Net investment income as a percentage of average net investments
 (at cost)                                                                 6.6%           6.9%
Net investment income after-tax as a percentage of average net
 investments (at cost)                                                     5.3%           5.7%

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

      The undistributed operating results of closed-end preferred stock mutual funds have been reflected in realized gains and losses.

     Gross realized gains and losses for the years ended December 31, 2001 and December 31, 2000 were as follows:


                                                  2001                     2000
                                          ---------------------------------------------
                                           Gross       Gross        Gross       Gross
                                          Realized    Realized     Realized    Realized
                                           Gains       Losses       Gains       Losses
                                          ---------------------------------------------

      Fixed maturities                     $  957     $ (3,773)    $   223     $(3,995)
      Preferred stocks                        128       (3,820)      1,748        (462)
      Common stocks                         1,526         (923)      4,370           -
      Closed-end preferred stock
       mutual funds*                        5,197         (615)     26,641         (66)
      Venture capital fund investments          -       (9,071)        460           -
      Other investments                         -         (239)        631           -
                                           -------------------------------------------
            Total                          $7,808     $(18,441)    $34,073     $(4,523)
                                           ===========================================

--------------------
* Includes $3,215 in 2001 and $9,260 in 2000, respectively, relating to the amortization of the net discount, at the time of purchase, of these securities.

      Gross accumulated other comprehensive income and losses at December 31, 2001 and December 31, 2000 were as follows:


                            December 31, 2001                 December 31, 2000
                     ----------------------------------------------------------------
                         Gross            Gross            Gross            Gross
                      Accumulated      Accumulated     Accumulated       Accumulated
                         Other            Other            Other            Other
                     Comprehensive    Comprehensive    Comprehensive    Comprehensive
                         Income           Losses           Income           Losses
                     ----------------------------------------------------------------

Fixed maturities        $17,994         $(10,287)         $16,247         $(12,193)
Preferred stocks          6,289          (14,770)             999          (16,739)
Common stocks            21,590           (1,836)          28,126               (3)
Other investments             -                -            1,327                -
                        ----------------------------------------------------------
      Total             $45,873         $(26,893)         $46,699         $(28,935)
                        ==========================================================

Loss and Loss Adjustment Expenses (2001 Restated)

      Losses and loss adjustment expenses ("LAE") incurred increased $95,474 or 13.9% in 2001. Massachusetts operations experienced declining underwriting results primarily due to increased losses in the homeowners property business and in comprehensive personal automobile, due to more adverse weather conditions compared to last year. The ratio of net incurred losses, excluding LAE, to premiums earned ("pure loss ratio") on Massachusetts personal automobile was 65.4% in 2001 compared to 63.1% in 2000. The commercial automobile pure loss ratio increased to 61.8% in 2001 compared to 59.7% in 2000. This increase was primarily due to higher bodily injury losses and to higher physical damage losses coupled with worse experience in the business assumed from CAR during this period. For Massachusetts homeowners (gross of reinsurance), the pure loss ratio was 47.6% in 2001 compared to 40.0% in 2000. This increase was the result of more claims for Massachusetts homeowner business due to less favorable weather conditions, as compared to last year, primarily during the first six months of 2001. Pure loss ratios of subsidiaries in other states increased to 67.5% in 2001 compared to 62.9% in 2000. The loss ratio (on a statutory basis) for Commerce West and American Commerce was 85.1% and 84.4%, respectively, in 2001, compared to 69.3% and 84.5% respectively, in 2000. The increase in the loss ratio for Commerce West was primarily attributable to a substantial increase in non-standard automobile writings with loss ratios that are significantly higher than for standard automobile policies.

      The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expense, net of reinsurance deductions from all reinsurers including CAR, as shown in the Company's consolidated financial statements for the periods indicated.


                                                                  Years ended December 31,
                                                                  ------------------------
                                                                     2001          2000
                                                                  ------------------------
                                                                  (Restated)

Loss and loss adjustment expense reserves, beginning of year,
 prior to effect of ceded reinsurance recoverable                 $ 585,867     $ 558,779
                                                                  -----------------------

January 29, 1999 American Commerce loss and loss adjustment
 expense reserves                                                         -             -
                                                                  -----------------------

Incurred losses and loss adjustment expenses:
  Provision for insured events of the current year                  816,951       728,582
  Decrease in provision for insured events of prior years           (35,320)      (42,425)
                                                                  -----------------------
      Total incurred losses and loss adjustment expenses            781,631       686,157
                                                                  -----------------------

Payments:
  Losses and loss adjustment expenses attributable to insured
   events of the current year                                       487,918       402,040
  Losses and loss adjustment expenses attributable to insured
   events of prior years                                            285,424       257,029
                                                                  -----------------------
      Total payments                                                773,342       659,069
                                                                  -----------------------

  Loss and loss adjustment expense reserves prior to effect of
   ceded reinsurance recoverable                                    594,156       585,867
  Ceded reinsurance recoverable                                     101,036        98,938
                                                                  -----------------------
Reserves for losses and loss adjustment expenses at the end of
 year per financial statements                                     $695,192     $ 684,805
                                                                   ======================

      The decrease in provision for insured events of prior years represents redundancies for reserves established for prior year. This decrease in provision was principally the result of re-estimation of unpaid losses and loss adjustment expenses principally on the personal automobile, commercial automobile and homeowners lines of business.

Policy Acquisition Costs (2001 Restated)

      Policy acquisition costs expensed increased by $21,120 or 8.7% in 2001. As a percentage of net premiums written, the Company's statutory underwriting expense ratio for 2001 was 24.2% compared to 25.1% in 2000. The decreased 2001 underwriting expense ratio resulted primarily from a lower provision for accrued contingent commissions, lower insolvency assessments and lower expenses due to the continued effects of certain cost reduction programs. The 2000 underwriting ratio includes a $4,900 charge versus $3,111 in 2001, representing the Company's allocation from the Massachusetts Insurers Insolvency Fund. The underwriting expense ratio (on a statutory basis) for Commerce West was 32.7% for 2001 as compared to 35.8% for 2000. The underwriting expense ratio (on a statutory basis) for American Commerce, was 32.6% for 2001 compared to 29.3% for 2000.

Income Taxes (2001 Restated)

      The Company's effective tax rate was 17.1% and 22.5% for the years ended December 31, 2001 and 2000, respectively. In both years the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends received deduction.

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

Net Earnings (2001 Restated)

      Net earnings decreased $41,827 or 31.7% to $90,253 during 2001 as compared to $132,080 in 2000, as result of the factors previously mentioned.

Pro-Forma Operating Earnings

      Pro-forma operating earnings represent net earnings adjusted for certain items the Company believes are not indicative of operating results. Pro-forma operating earnings, which consist of net earnings exclusive of the after-tax impact of net realized investment losses, the income effect of a required change in accounting principle and the after-tax impact of employee stock option variable accounting treatment, were $98,880, or $2.93 per share (diluted), in 2001, compared to $109,631, or $3.21 per share (diluted), in 2000.


                                                                            December 31,    December 31,
                                                                                2001            2000
                                                                            ----------------------------
                                                                             (Restated)

Pro-Forma Operating Earnings:
  Net Earnings                                                                 $90,253        $132,080
  Plus (Less) Net Realized Investment (Gains) Losses, Net of Tax Benefit         5,786         (22,449)
  Plus Impact of Employee Stock Option Variable Accounting                       2,841               -
                                                                               -----------------------
  Pro-Forma Operating Earnings                                                 $98,880        $109,631
                                                                               =======================

Pro-Forma Operating Earnings Per Share (Diluted):

  Net Earnings Per Share                                                       $  2.67        $   3.87
  Plus (Less) Per Share Net Realized Investment (Gains) Losses, Net of
   Tax Benefit                                                                    0.18           (0.66)
  Plus Impact of Employee Stock Option Variable Accounting                        0.08               -
                                                                               -----------------------
  Pro-Forma Operating Earnings Per Share                                       $  2.93        $   3.21
                                                                               =======================

Liquidity and Capital Resources

      The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows located in "Part II-Section 8 Financial Statement and Supplementary Data". Stockholders' equity decreased by $19,381, or 2.4%, in 2002 as compared to 2001. The decrease resulted from dividends paid to stockholders of $40,277 and Treasury Stock purchased of $48,819, offset by net earnings of $46,755, an increase in other comprehensive income, net of income taxes, on fixed maturities and preferred and common stocks of $12,870 and a $10,090 increase which resulted from the issuance of capital stock. Total assets at December 31, 2002 increased $228,057, or 10.6% to $2,382,688 as compared to total assets of

$2,154,631 at December 31, 2001. Invested assets, at market value and equity, increased $78,869 or 5.3%. Premiums receivable increased $51,389, or 20.9%. The increase in premiums receivable from December 31, 2001, was primarily attributable to increases in the Company's business, coupled with the seasonality of the policy effective dates of the Company's business. Deferred policy acquisition costs increased $21,684 or 18.6%. Receivable from reinsurers increased $24,044 or 32.3%, which was primarily attributable to the increase in other than automobile business previously discussed. The residual market receivable increased $32,806 or 21.9% over 2001 due to the increased assumed business from CAR previously mentioned.

      The Company's investment portfolio, at market and equity, is shown on the following table as of December 31, 2002 and 2001:


                                                            December 31,
                                           ----------------------------------------------
                                                          % of                     % of
Investments, at market and equity             2002       Invest.       2001       Invest.
----------------------------------------------------------------------------------------

GNMA & FNMA mortgage-backed bonds          $  212,615     13.5%     $   98,985      6.6%
Corporate bonds                               126,067      8.0         136,506      9.1
U.S. Treasury bonds and notes                     228        -             105        -
Tax exempt state and municipal bonds          344,901     21.9         390,886     26.1
                                           --------------------------------------------
      Total fixed maturities                  683,811     43.4         626,482     41.8
                                           --------------------------------------------

Preferred stocks                              305,057     19.3         248,101     16.6
                                           --------------------------------------------

Common stocks                                  99,818      6.3         107,458      7.2
                                           --------------------------------------------

Closed-end preferred stock mutual funds
 at equity                                    270,616     17.2         309,282     20.6
                                           --------------------------------------------

Mortgages and collateral loans (net of
 allowance for possible loan losses)           26,754      1.7          39,505      2.6
Cash and cash equivalents                     169,946     10.8         148,630      9.9
Other investments                              21,068      1.3          18,743      1.3
                                           --------------------------------------------
      Total investments                    $1,577,070    100.0%     $1,498,201    100.0%
                                           ============================================

      Comparison of Cost/Market Value of Fixed Maturities as of December 31, 2002 and 2001:


                                                       2002                   % of Total
                                        ----------------------------------     Based on
                                         Market       Cost      Difference       Cost
                                        ------------------------------------------------

GNMA & FNMA mortgage-backed bonds       $212,615    $208,260      $ 4,355        31.2%
Corporate bonds                          126,067     119,698        6,369        18.0
U.S. Treasury bonds and notes                228         222            6           -
Tax exempt state and municipal bonds     344,901     338,730        6,171        50.8
                                        ---------------------------------------------
      Total fixed maturities            $683,811    $666,910      $16,901       100.0%
                                        =============================================


                                                       2001                   % of Total
                                        ----------------------------------     Based on
                                         Market       Cost      Difference       Cost
                                        ------------------------------------------------

GNMA & FNMA mortgage-backed bonds       $ 98,985    $ 98,198      $   787        15.9%
Corporate bonds                          136,506     133,506        3,000        21.6
U.S. Treasury bonds and notes                105         104            1           -
Tax exempt state and municipal bonds     390,886     386,967        3,919        62.5
                                        ---------------------------------------------
      Total fixed maturities            $626,482    $618,775      $ 7,707       100.0%
                                        =============================================

      The table below sets forth as of December 31, 2002 the composition of the Company's fixed maturity investments, excluding short-term investments, at market, by time to maturity at the dates indicated:


                                                                Percent of
                                                                  Fixed
                                                                 Maturity
                                                     Amount      Portfolio
                                                    ----------------------

      Period from December 31, 2002 to maturity:
        One year or less                            $    103          -%
        More than one year to five years                 726        0.1
        More than five years to ten years             14,069        2.1
        More than ten years                          668,913       97.8
                                                    -------------------
                                                    $683,811      100.0%
                                                    ===================

      At December 31, 2002, the Company's fixed income portfolio, which represented 43.4% of the Company's total invested assets, had a weighted average stated maturity of approximately 28.9 years versus 27.3 years at December 31, 2001. The calculation of average stated maturity utilizes the dollar weighted average of the actual maturity date for a security. In contrast, the Company's weighted average duration can be significantly less. At December 31, 2002 the Company's fixed income portfolio had a weighted average duration of 4.5 years versus 5.7 years at December 31, 2001. The "duration" of a security is the time-weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates. The weighted average duration is short compared to the average stated maturity because of the relatively large percentage of GNMA, FNMA and municipal housing bonds in the fixed maturity portfolio. The duration reflects industry prepayment assumptions. The municipal housing bonds are similar in nature to GNMAs in that they pay down principal during the life of the bond. For these types of bonds, investors are compensated primarily for reinvestment risk rather than credit quality risk. During periods of significant interest rate volatility, the underlying mortgages may prepay more quickly or more slowly than anticipated. If the repayment of principal occurs earlier than anticipated during periods of declining interest rates, investment income may decline due to the reinvestment of these funds at the lower current market rates. In regards to the fixed income securities, the Bloomberg Financial System, which was used to calculate the above duration data, utilizes optional call dates, sinking fund requirements and assumes a non-static prepayment pattern in deriving these averages.

      Of the Company's bonds, 96.5% and 97.9% were rated in either of the two highest quality categories provided by the NAIC for 2002 and 2001, respectively. Of all the Company's other Securities, 8 with a cost of $16.3 million and a market value of $18.0 million, are private placement securities and, therefore are not rated by a rating agency.

      Comparison of Carrying Value as of December 31, 2002 and 2001:


                                            December 31,     December 31,
                                                2002             2001
                                           Market/Equity    Market/Equity     Increase/       %
                                               Value            Value        (Decrease)    Change
                                           ------------------------------------------------------

Fixed maturities                             $  683,811       $  626,482      $ 57,329       9.2%
Preferred stocks                                305,057          248,101        56,956      23.0%
Common stocks                                    99,818          107,458        (7,640)     (7.1)%
Closed-end preferred stock mutual funds
 at equity                                      270,616          309,282       (38,666)    (12.5)%
Mortgages and collateral loans (net of
 allowance for possible loan losses)             26,754           39,505       (12,751)    (32.3)%
Cash and cash equivalents                       169,946          148,630        21,316      14.3%
Other investments                                21,068           18,743         2,325      12.4%
                                             ---------------------------------------------------
      Total investments                      $1,577,070       $1,498,201      $ 78,869       5.3%
                                             ===================================================

      The decrease in closed-end preferred stock mutual funds was primarily the result of decreases in the net asset value of the preferred stock mutual funds held by the Company. The decrease in net asset value was the result of the impact of utility common stocks held by the preferred stock mutual funds. The Company's strategy continues to focus on maximizing after-tax investment income through investing in high quality securities coupled with acquiring equity investments, which may forego current investment yield in favor of potential higher yielding capital appreciation in the future. The Company continues to monitor interest rates on medium and long-term securities and intends to maintain its relatively high cash position until such time as the Company believes the medium and long-term rates have appropriately firmed.

      The Company's liabilities increased $243,332 or 18.1% to $1,588,530 at December 31, 2002 as compared to $1,345,198 at December 31, 2001. Loss and loss adjustment expense reserves comprised 51.3% of the Company's liabilities at December 31, 2002 compared with 51.7% at December 31, 2001. Unearned premiums comprised 43.3% of the Company's liabilities at December 31, 2002 compared with 41.9% at December 31, 2001. All other liabilities comprised 5.4% of the Company's liabilities at December 31, 2002, compared with 6.4% at December 31, 2001. Loss and loss adjustment expense reserves increased $120,434 or 17.3%. Unearned premiums increased $123,692 or 22.0%, due primarily to increased business in 2002.

      Liabilities for unpaid losses and loss adjustment expenses at December 31, 2002 and 2001 consist of:


                                                                    2002          2001
                                                                  -----------------------
                                                                               (Restated)

Net voluntary unpaid loss and LAE reserves                        $650,892      $562,456
Voluntary salvage and subrogation recoverable                      (88,108)      (73,393)
Assumed unpaid loss and LAE reserves from CAR                      138,355       125,787
Assumed salvage and subrogation recoverable from CAR               (22,790)      (20,695)
                                                                  ----------------------
      Total voluntary and assumed unpaid loss and LAE reserves     678,349       594,155
Adjustment for ceded unpaid loss and LAE reserves                  146,277       110,037
Adjustment for ceded salvage and subrogation recoverable            (9,000)       (9,000)
                                                                  ----------------------
      Total unpaid loss and LAE reserves                          $815,626      $695,192
                                                                  ======================

      The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments as reflected in the Consolidated Statements of Cash Flows. The discussion of these items can be found under "Year Ended December 31, 2002 Compared to Year Ended December 31, 2001", herein.

      The Company's operating activities provided cash of $227,539 in 2002, as compared to $106,172 in 2001, representing an increase of $112,367 or 114.3% in 2002. The primary reason for this increase is that the increase in premiums collected outpaced the increase in losses and LAE paid and policy acquisition cost paid. This often occurs in a year when a company has significant increases in business as claims paid tend to lag premiums collected. It is anticipated that loss payments will increase at a faster pace than premiums collected next year as a result of the "lag" catching up. Additionally, premium finance and service fees collected increased $3,679 or 20.6% primarily as the result of increased business and a service fee increase on Massachusetts new and renewal business from three dollars to four dollars per installment payment, for policies with effective dates of July 1, 2002 and forward.

      For 2002, net cash flows from investing activities used cash of $127,217, as compared to net cash flows provided by investing activities of $35,199 in 2001. The majority of the difference was a $169,438 increase in the purchase of fixed maturities. The Company purchased shorter duration fixed maturities during 2002. The Company also had a $32,784 increase in the purchase of equity securities and a decline of $29,029 in the proceeds from sale of equity securities. These were offset by an increase of $37,013 in proceeds from maturity of fixed maturities, an increase of $25,046 in proceeds from sale of fixed maturities and a decline of $15,286 in the purchase of preferred stock mutual funds. The increase in fixed maturities was primarily due to the purchase of FNMA's, previously mentioned, offset by the calls and maturities of municipal bonds coupled with principle paydowns of GNMA's. The increase in preferred stocks was primarily the result of purchases in the utility and financial services sectors. Investing activities were funded by accumulated cash and cash provided by operating activities in 2002 and 2001.

      Commerce purchased a 130,000 square foot building in 2001 and renovated it during 2002. Expenditures in 2002 and 2001 for the land and building were $13,148 and $4,932 respectively. The project was substantially complete as of December 31, 2002.

      Cash flows used in financing activities totaled $79,006 during 2002 compared to $63,262 during 2001. The 2002 cash flows used in financing activities consisted of $40,277 in dividends paid to stockholders and $48,819 used to purchase 1,295,844 shares of Treasury Stock, offset by cash provided by capital stock issued of $10,090 (as a result of employee stock option exercises). The 2001 cash flows used in financing activities consisted of $39,951 in dividends paid to stockholders and $23,311 used to purchase 622,900 shares of Treasury Stock.

      The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. The carrying value (at market and equity) of total investments at December 31, 2002 was $1,577,070. At December 31, 2002, the Company held cash and cash equivalents of $169,946. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company continues to monitor interest rates on medium and long-term securities and intends to maintain its relatively high cash position until such time as the Company believes medium and long-term rates have appropriately firmed.

      The Company also relies upon dividends from its subsidiaries for its cash requirements. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders may, within certain limitations, pay such dividends and then file a report with the Commissioner. Dividends in excess of these limitations are called extraordinary dividends. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards to policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 2002, 2001 or 2000. Similar laws exist in California and Ohio. No extraordinary dividend was paid by American Commerce in 2002 or 2001 and no dividends were paid by Commerce West since its acquisition.

      Periodically, sales have occasionally been made from the Company's fixed maturity investment portfolio to actively manage portfolio risks, including credit-related concerns, to optimize tax planning and to realize gains. This practice may continue in the future.

      Effective July 1, 2002, the Company entered into a retrocessional reinsurance agreement with one of its quota share reinsurers who maintains a one-third participation in the Company's 75% quota share treaty. For a premium paid to the Company, the Company will indemnify the reinsurer if the reinsurer incurs a loss for a single event or occurrence over a certain threshold. Losses assumed by the reinsurer must first exceed $15,000 before a reimbursement will be made, by the Company, to the reinsurer. The Company's exposure to the reinsurer under this agreement is for a maximum of $35,000. The threshold translates into a $60,000 total loss event or occurrence to the Company, $15,000 of which represents the reinsurers 25% portion of the quota share treaty, before the reinsurer would receive any benefit.

      Also, effective July 1, 2002, the Company amended its quota share reinsurance program in the event of terrorist acts. The maximum reimbursement to the Company from its quota share reinsurers will be limited to $50,000 in the event of certain defined terrorist acts. The Company believes its exposure to terrorist acts to be very limited based upon the types of coverage offered by the Company and its exposure above the limit to be extremely remote. The Company's main area of business is in the personal lines market and it has very minimal single retained exposure in excess of $1,000.

      Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's statutory premiums to surplus ratio was 1.98 to 1.00, 1.51 to 1.00, and
1.53 to 1.00 for the years ended December 31, 2002, 2001 and 2000, respectively.

      Commerce has commitments in two venture capital fund investments. These investments are made in limited partnerships and the Company's exposure to loss is limited to its actual investment. In 2000, Commerce entered into a Limited Partnership Agreement with Conning Partners VI, L.P., a Delaware Limited Partnership. This partnership agreement required a commitment by the Company to invest up to $50,000 into the partnership. To date the Company has invested $25,056 into the partnership, leaving a balance for funds available for commitment to the partnership of $24,944. The partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity, equity-related and other securities issued in expansion financing, start-ups, buy-outs and recapitalization transactions relating to companies in the areas of insurance, financial services, e-commerce, healthcare, and related businesses, including, without limitation, service and technology enterprises supporting such businesses, in order to realize long-term capital returns, all as determined and managed by the General Partner for the benefit of the Partners.

      Also in 2000, Commerce entered into a Limited Partnership Agreement with Distribution Partners Investment Capital, L.P. a Delaware Limited Partnership. This partnership agreement required a commitment by the Company to invest up to $3,500 into the partnership. To date the Company has invested $2,555 into the partnership leaving a balance of $945 for funds still committed. The partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity and equity-related securities of companies operating in the area of insurance distribution and distribution related activities, all as determined and managed by the General Partner for the benefit of the Partners.

Segment Information

      The Company has four reportable segments: (1) property and casualty insurance-Massachusetts; (2) property and casualty insurance-other than Massachusetts; (3) real estate and commercial lending; and, (4) corporate and other. The Company's property and casualty insurance operations are written through Commerce, Citation, Commerce West, and American Commerce and are marketed to affinity groups, individuals, families and businesses through the Company's relationships with professional independent insurance agencies. The Company's real estate and commercial lending operations are a result of insurance companies having the authority to invest in mortgages. The Company's wholly-owned subsidiary, Bay Finance Company, Inc., originates and services residential and commercial mortgages in Massachusetts and Connecticut. The corporate and other segment represents the remainder of the Company's activities, including those of the parent company.

      The Company evaluates performance and allocates resources based primarily on the property and casualty insurance segments, which represents over 99% of the Company's total revenue for the past three years. The accounting policies of the reportable segments are the same as those used in the notes to the financial statements.

      Selected information by industry segment for 2002, 2001 and 2000 is summarized as follows:


                                                       Earnings (Losses)
                                                      Before Income Taxes,
                                                      Change in Accounting
                                                         Principle, and       Identifiable
                                          Revenue      Minority Interest         Assets
                                        --------------------------------------------------

2002
  Property and casualty insurance
    Massachusetts                       $1,092,396          $ 72,903           $2,073,853
    Other than Massachusetts               161,962           (17,034)             269,091
  Real estate and commercial lending         2,737             2,737               27,554
  Corporate and other                           24            (6,580)              12,190
                                        -------------------------------------------------
      Consolidated                      $1,257,119          $ 52,026           $2,382,688
                                        =================================================

2001-(Restated)
  Property and casualty insurance
    Massachusetts                       $1,011,318          $118,657           $1,857,921
    Other than Massachusetts               135,483            (6,730)             245,397
  Real estate and commercial lending         3,592             3,592               40,483
  Corporate and other                        3,397            (7,737)              10,830
                                        -------------------------------------------------
      Consolidated                      $1,153,790          $107,782           $2,154,631
                                        =================================================

2000
  Property and casualty insurance
    Massachusetts                       $  969,624          $164,237           $1,780,724
    Other than Massachusetts               121,028             7,115              236,240
  Real estate and commercial lending         5,407             5,407               52,327
  Corporate and other                        3,421            (6,693)               6,323
                                        -------------------------------------------------
      Consolidated                      $1,099,480          $170,066           $2,075,614
                                        =================================================

Market Risk:  Interest Rate Sensitivity and Equity Price Risk

      The Company's investment strategy emphasizes investment yield while maintaining investment quality. The Company's investment objective continues to focus on maximizing after-tax investment income through investing in high quality diversified investments structured to maximize after-tax investment income while minimizing risk. The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. Periodically, sales have occasionally been made from the Company's fixed maturity portfolio to actively manage portfolio risks, including credit-related concerns, to optimize tax planning and to realize gains. This practice may continue in the future.

      In conducting investing activities, the Company is subject to, and assumes, market risk. Market risk is the risk of an adverse financial impact from changes in interest rates and market prices. The level of risk assumed by the Company is a function of the Company's overall objectives, liquidity needs and market volatility.

      The Company manages its market risk by focusing on higher quality equity and fixed income investments, by periodically monitoring the credit strength of companies in which investments are made, by limiting exposure in any one investment and by monitoring the quality of the investment portfolio by taking into account credit ratings assigned by recognized rating organizations. The Company's portfolio consists of four securities in default, one corporate bond and three preferred stocks, with an aggregate cost at December 31, 2002 of $14,203. Of the Company's bonds, 96.5% and 97.9% were rated in either of the two highest qualities categories provided by the NAIC for 2002 and 2001, respectively. Although the Company has significant holdings of various closed-end preferred stock mutual funds, these funds are comprised primarily of preferred and common stocks traded on national stock exchanges, thus limiting exposure to any one investment.


      As part of its investing activities, the Company assumes positions in fixed maturity, equity, short-term and cash equivalents markets. The Company is, therefore, exposed to the impacts of interest rate changes in the market value of investments. At December 31, 2002, the Company's exposure to interest rate changes and equity price risk has been estimated using sensitivity analysis. The interest rate impact is defined as the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks. The equity price risk is defined as a hypothetical change of plus-or-minus 10% in the fair value of common stocks. Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. Based on the results of the sensitivity analysis at December 31, 2002, the Company's estimated market exposure for a 200-basis point increase (decrease) in interest rates was calculated. A 200 basis point increase results in a theoretical $78,464 decrease in the market value of the fixed maturities and preferred stocks. A 200 basis point decrease results in a theoretical $44,995 increase in the market value of the same securities. The equity price risk impact at December 31, 2002, based upon a 10% increase in the fair value of common stocks and preferred stock mutual funds, would be an increase of $9,982 and $27,062, respectively. Based upon a 10% decrease, common stocks and preferred stock mutual funds would decrease $9,982 and $27,062, respectively. Long-term interest rates (30-year Treasury Bond) decreased to 4.74% at December 31, 2002 from 5.47% at December 31, 2001. The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions such as the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, reinvestment and replacement of asset and liability cash flows and others. While assumptions are developed based upon current economic conditions, the Company cannot provide any assurance as to the predictive nature of these assumptions. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that management might take in responding to or anticipating changes in interest rates.

Recent Relevant Accounting Developments

      In July 2001, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, effective for business combinations initiated after June 30, 2001, requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 was effective January 1, 2002.

      Effective January 1, 2002, in accordance with SFAS No. 142, the Company discontinued amortizing the balance sheet item "excess of book value of subsidiary interest over cost" which was $5.7 million and $8.4 million at year end 2001 and 2000, respectively. The 2001 and 2000 impact of the amortization of this resulted in approximately $3.4 million or $0.10 per share for both years, of annual operating earnings. Additionally, the Company no longer amortizes the negative goodwill resulting from the purchase of preferred stock mutual funds effective January 1, 2002. The amount of unamortized negative goodwill at December 31, 2001 and 2000 was $6.4 million and $14.7 million, respectively. The 2001 and 2000 impact of the amortization of this was $3.2 million and $9.3 million or $0.10 and $0.27 per share, respectively, of earnings classified as capital gains. Both the excess of book value of subsidiary interest over cost and the negative goodwill on preferred stock mutual funds was recognized as income in the first quarter of 2002 and classified as an extraordinary item. The per share income impact of this change was $0.34 per share.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure-only provisions of SFAS 148 as of December 31, 2002.

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

1.  Investments

      A focus of management's judgments and estimates relating to investments involves the potential impairment of investments for other-than-temporary declines in market values. The carrying value of investments in fixed maturities, which include taxable and non-taxable bonds, and investments in common and preferred stocks, are derived from market prices supplied by the Company's investment custodian. Unrealized investment gains and losses on common and preferred stocks and fixed maturities, to the extent that there is no other-than-temporary impairment of value, are credited or charged to a separate component of stockholders' equity, known as "net accumulated other comprehensive income (loss)", until realized, net of any tax effect. An impairment in an investment is deemed to be other-than-temporary, when a security's market value has diminished to less than 75% of cost for two consecutive calendar quarters. An impairment can also occur when a security is in default or has had a significant deterioration in its financial condition. If the security is deemed impaired, the Company adjusts the security's cost to market value through realized loss based on publicly available information or, in the absence of such, to a value based on cash flow modeling. During 2002, the Company wrote down $32,114 in bonds, preferred and common stocks with impairment as determined by management to be other-than-temporary.

2.  Unpaid Losses and Loss Adjustment Expenses ("LAE")

      Unpaid Losses and LAE, by their nature, are inherently uncertain as to the ultimate outcome of the estimated amounts. The liability for unpaid losses and LAE represents Management's best estimate of the ultimate net cost of all losses and LAE incurred through the balance sheet date. The estimate for ultimate net cost of all losses incurred through the balance sheet date includes the adjusted case estimates for losses, incurred but not reported ("IBNR") losses, salvage and subrogation recoverable and a reserve for LAE. In arriving at its best estimate, management begins with the aggregate of individual case reserves and then makes adjustments to these amounts on a line of business basis. These adjustments to the aggregate case reserves by line of business are made based on analysis performed by Management as further described below. The entire liability for unpaid losses and LAE is also independently reviewed quarterly and annually by the Company's Actuarial Department. Liability estimates are continually analyzed and updated, and therefore, the ultimate liability may be more or less than the current estimate. The effects of changes in the estimates are included in the results of operations in the period in which the estimates are revised.

      The claim cycle begins when a claim is reported to the Company and claims personnel establish a "case reserve" for the estimated amount of the Company's exposure, without regard to injury causality, third party liability or potential recoveries. The amount of the reserve is primarily based upon an evaluation of the type of claim involved, the circumstances surrounding the claim and the policy provisions relating to the loss. This estimate reflects the informed judgment of such personnel based on the experience and knowledge of the claims personnel adjusting the claim. During the loss adjustment period, these case basis estimates are revised as deemed necessary by the Company's claims department personnel based on subsequent developments and periodic reviews of the claim.

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

      By using individual estimates of reported claims adjusted for managements' best estimate by line of business and a review of these results by the Company's actuarial area using generally accepted actuarial reserving techniques, the Company estimates the ultimate net liability for losses and LAE. After taking into account all relevant factors, management believes that, based on existing information, the provision for losses and LAE at December 31, 2002 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability, however, may be greater or lower than established reserves. If the ultimate exposure is greater than (or less than) management's estimated liability for losses and LAE, based on any of the factors noted previously, the Company will incur additional expense (income) which may have a material impact.

    For all of the Company's insurance subsidiaries, the aggregate actuarial estimate for the loss and LAE reserves, prior to the effect of ceded reinsurance recoverable, ranges from a low of $607.3 million to a high of $700.6 million. The Company's financial statement loss and LAE reserves, based on Management's best estimate, was established at $678.3 million for year end 2002. Management calculates its estimate independently from those amounts as calculated by the Company's actuaries and, therefore, the final results are most often not the same. Management estimates its amounts primarily by reviewing historical loss and LAE data, focusing mainly on payment data. It also reviews and compares most recent loss frequency, severity and payment data to historical trends in an attempt to determine if patterns are remaining consistent or not. Management attempts to establish its reserve estimate as close to the amount required for the ultimate future payments necessary to settle all losses. The accuracy of this estimate is reflected by the line noted above entitled "decrease in provision for insured events of prior years".

          As disclosed in "Part I, Item 3-Legal Proceedings", a purported class action lawsuit, which alleges damages as a result of the alleged inherent diminished value to vehicles that are involved in accidents, is pending against Commerce. No reserve has been established for the potential liability in connection with this case because the Company is currently unable to estimate the potential exposure of this purported class action lawsuit. However, if there were a final decision certifying that a relatively large class of the Company's policyholders is entitled to recover damages based upon the inherent diminished value theory, the Company may have to increase materially its loss and loss adjustment expense reserves as a result.

Forward-Looking Statements

      This annual report and Form 10-K contains some statements that are not historical facts and are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve opinions, assumptions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks facing the Company. These include, but are not limited to, those risks and uncertainties in our business, some of which are beyond the control of the Company, that are described in the Company's Forms 10-K and 10-Q, Schedules 13D and 13G, and other documents filed with the SEC, including the possibility of adverse catastrophe experience and severe weather, adverse trends in claim severity or frequency, adverse state and federal regulation and legislation, changes to CAR's operation rules and regulations, adverse state judicial decisions, litigation risks, interest rate risk, rate making decisions for private passenger automobile policies in Massachusetts, potential rate filings outside of Massachusetts, adverse impacts related to consolidation activities, heightened competition, as well as the economic, market or regulatory conditions and risks associated with entry into new markets and diversification.

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

Common Stock Price and Dividend Information

      The Company's common stock trades on the NYSE under the symbol "CGI". The high, low and close prices for shares as quoted on Bloomberg.com of the Company's common stock for 2002 and 2001 were as follows:


                             2002                          2001
                  --------------------------------------------------------
                   High       Low     Close      High       Low     Close
                  --------------------------------------------------------

First Quarter     $39.80    $33.52    $38.70    $32.10    $24.55    $32.00
Second Quarter     42.11     38.25     39.55     36.99     30.75     36.79
Third Quarter      40.49     31.20     32.36     38.35     33.55     38.00
Fourth Quarter     39.00     29.45     37.49     40.35     35.80     37.69

      As of March 1, 2003, there were 1,030 stockholders of record of the Company's Common Stock, not including stock held in "Street Name" or held in accounts for participants of the Company's ESOP.

      The Board of Directors of the Company voted to declare four quarterly dividends to stockholders of record totaling $1.23 per share and $1.19 per share in 2002 and 2001, respectively. On May 17, 2002, the Board voted to increase the quarterly stockholder dividend from $0.30 to $0.31 per share to stockholders of record as of June 1, 2002. Prior to that declaration, the Company had paid quarterly dividends of $0.30 per share dating back to May 19, 2001 when the Board voted to increase the dividend from $0.29 to $0.30 per share.

      In November 2001, the Board of Directors of the Company authorized a stock buy-back program to purchase shares of common stock of the Company. During the period from January 1, 2002 through December 31, 2002, the Company purchased 1,295,844 shares of its own common stock at an average cost of $37.67. At December 31, 2002, the Company had authority to purchase a total of 977,856 additional shares of its common stock under the current buy-back program. As of December 31, 2002, the Company held a total of 6,165,392 shares of treasury stock.

      A portion of the Company's cash flow consists of dividends received from CHI, which receives dividends from Commerce and Citation. The payment of any cash dividends to holders of common stock by the Company therefore depends on the receipt of dividend payments from CHI. To the extent Commerce and Citation are restricted from paying dividends, CHI, will be limited in its ability to pay dividends to the Company. The payment of dividends by Commerce and Citation is subject to limitations imposed by Massachusetts law, as discussed in "Part I, Item 1-J Regulation" of this report.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      For the information required by this Item, please refer to "Part II,
Item 7-Market Risk: Interest Rate Sensitivity and Equity Price Risk" section (MD&A).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            REPORT OF MANAGEMENT

      The management of the Company is responsible for the consolidated financial statements and all other information presented in this Annual Report on Form 10-K. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States determined by management to be appropriate in the circumstances and include amounts based on management's informed estimates and judgments. Financial information presented elsewhere in this Annual Report on Form 10-K is consistent with the financial statements. The appropriateness of data underlying such financial information is monitored through internal accounting controls, an internal audit department, independent auditors and the Board of Directors through its audit committee.

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

      The 2002 consolidated financial statements were audited by the Company's independent auditors, Ernst & Young LLP, in accordance with auditing standards generally accepted in the United States. In addition, Ernst & Young LLP performs reviews of the unaudited quarterly financial statements, prior to the announcement of quarterly earnings. Management has made available to Ernst & Young LLP all of the Company's financial records and related data, including reports prepared by the Internal Audit Department as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to Ernst & Young LLP were valid and appropriate.

                       REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of The Commerce Group, Inc.

      We have audited the accompanying consolidated balance sheets of The Commerce Group, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Commerce Group, Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in Note A, the 2001 consolidated financial statements have been restated due to a change in accounting for stock options.

      As discussed in Note A, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.




                                       ERNST & YOUNG LLP


Hartford, Connecticut
January 31, 2003

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                December 31,
                           (Thousands of Dollars)


                                                                               2002           2001
                                                                           ---------------------------
                                                                                           (Restated)

                                 ASSETS

Investments (NOTES A2, A3, and B)
  Fixed maturities, at market (cost: $666,910 in 2002 and $618,775
   in 2001)                                                                $   683,811    $   626,482
  Preferred stocks, at market (cost: $301,141 in 2002 and $256,582
   in 2001)                                                                    305,057        248,101
  Common stocks, at market (cost: $81,602 in 2002 and $87,704
   in 2001)                                                                     99,818        107,458
  Preferred stock mutual funds, at equity (cost: $294,192 in 2002
   and $294,948 in 2001)                                                       270,616        309,282
  Mortgage loans on real estate and collateral notes receivable (less
   allowance for possible loan losses of $418 in 2002 and $660 in 2001)         26,754         39,505
  Cash and cash equivalents                                                    169,946        148,630
  Other investments (cost: $35,015 in 2002
  and $28,291 in 2001)                                                          21,068         18,743
                                                                           --------------------------
      Total investments                                                      1,577,070      1,498,201

Accrued investment income                                                       13,959         15,539
Premiums receivable (less allowance for doubtful receivables of
 $1,661 in 2002 and $1,565 in 2001)                                            297,610        246,221
Deferred policy acquisition costs (NOTES A4 and C)                             138,241        116,557
Property and equipment, net of accumulated depreciation
 (NOTES A5 and D)                                                               51,509         40,014
Residual market receivable (NOTE F)
  Losses and loss adjustment expenses                                          112,102         87,271
  Unearned premiums                                                             52,374         44,399
Due from reinsurers (NOTE F)                                                    98,403         74,359
Current income taxes (NOTES A9 and G)                                              662              -
Deferred income taxes (NOTES A9 and G)                                          30,728         21,795
Receivable for investments sold                                                    366            838
Non-compete agreement, net of accumulated amortization (NOTE A6)                 2,129          2,479
Other assets                                                                     7,535          6,958
                                                                           --------------------------
      Total assets                                                         $ 2,382,688    $ 2,154,631
                                                                           ==========================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Unpaid losses and loss adjustment expenses (NOTES A7, E and F)           $   815,626    $   695,192
  Unearned premiums (NOTE A8)                                                  687,148        563,456
  Current income taxes (NOTES A9 and G)                                              -          2,735
  Deferred income (NOTES A10 and F)                                              8,421          7,015
  Contingent commissions accrued (NOTE A11)                                     32,550         29,724
  Excess of book value of subsidiary interest over cost (NOTE A12)                   -          5,719
  Other liabilities and accrued expenses                                        44,785         41,357
                                                                           --------------------------
      Total liabilities                                                      1,588,530      1,345,198
                                                                           --------------------------
Minority interest (NOTE A14)                                                     4,106              -
                                                                           --------------------------

Stockholders' Equity (NOTES B, L, M and N)
  Preferred stock, authorized 5,000,000 shares at $1.00 par value;
   none issued in 2002 and 2001                                                      -              -
  Common stock, authorized 100,000,000 shares at $.50 par value;
   38,281,627 shares issued in 2002 and 38,000,000 shares in 2001               19,141         19,000
  Paid-in capital                                                               39,570         29,621
  Net accumulated other comprehensive income, net of income
   taxes of $13,603 in 2002 and $6,674 in 2001                                  25,264         12,394
  Retained earnings                                                            877,308        870,830
                                                                           --------------------------
                                                                               961,283        931,845
Treasury stock, 6,165,392 shares in 2002 and 4,869,548 shares in
 2001, at cost (NOTE A15)                                                     (171,231)      (122,412)
                                                                           --------------------------
      Total stockholders' equity                                               790,052        809,433
                                                                           --------------------------
      Total liabilities, minority interest and stockholders' equity        $ 2,382,688    $ 2,154,631
                                                                           ==========================

The accompanying notes are an integral part of these consolidated financial statements.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                      For the years ended December 31,
                (Thousands of Dollars Except Per Share Data)


                                                              2002           2001           2000
                                                          -----------------------------------------
                                                                          (Restated)

Revenues
  Earned premiums (NOTES A8 and F)                        $ 1,210,040    $ 1,043,652    $   954,483
  Net investment income (NOTE B)                               98,466         99,563         96,830
  Premium finance and service fees                             21,498         17,819         15,227
  Amortization of excess of book value of subsidiary
   interest over cost (NOTE A12)                                    -          3,389          3,390
  Net realized investment gains (losses) (NOTE B)             (82,385)       (10,633)        29,550
  Other income                                                  9,500              -              -
                                                          -----------------------------------------
      Total revenues                                        1,257,119      1,153,790      1,099,480
                                                          -----------------------------------------

Expenses
  Losses and loss adjustment expenses
   (NOTES A7, E and F)                                        909,769        781,631        686,157
  Policy acquisition costs (NOTES A4 and C)                   295,324        264,377        243,257
                                                          -----------------------------------------
      Total expenses                                        1,205,093      1,046,008        929,414
                                                          -----------------------------------------

  Earnings before income taxes, change in
   accounting principle and  minority interest                 52,026        107,782        170,066

Income taxes (NOTES A9 and G)                                  17,063         18,392         38,306
  Change in accounting principle, net of taxes
   (NOTE A12)                                                  11,237              -              -
                                                          -----------------------------------------
      Net earnings before minority interest in
       subsidiary                                              46,200         89,390        131,760

Minority interest in net loss of subsidiary (NOTE A14)            555            863            320
                                                          -----------------------------------------

      NET EARNINGS                                        $    46,755    $    90,253    $   132,080
                                                          =========================================

      COMPREHENSIVE INCOME                                $    59,625    $    90,814    $   168,570
                                                          =========================================

      NET EARNINGS PER COMMON SHARE:
       (NOTE A16)
        BASIC                                             $      1.43    $      2.69    $      3.87
                                                          =========================================
        DILUTED                                           $      1.42    $      2.67    $      3.87
                                                          =========================================

      CASH DIVIDENDS PAID PER SHARE                       $      1.23    $      1.19    $      1.15
                                                          =========================================

      WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING:
        BASIC                                              32,773,519     33,608,804     34,121,047
                                                          =========================================
        DILUTED                                            33,028,081     33,794,938     34,121,047
                                                          =========================================

The accompanying notes are an integral part of these consolidated financial statements.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      For the years ended December 31,
                           (Thousands of Dollars)


                                                              Net
                                                          Accumulated
                                                             Other
                                   Common     Paid-in    Comprehensive    Retained     Treasury
                                    Stock     Capital    Income/(Loss)    Earnings       Stock        Total
                                   -------------------------------------------------------------------------

Balance, January 1, 2000           $19,000    $29,621      $(24,657)      $727,649    $ (83,608)    $668,005
                                                                                                    --------
  Net earnings                                                             132,080                   132,080
                                                                                                    --------
  Other comprehensive income:
    Unrealized holding gains
     arising during the period,
     net of taxes of $18,218                                 33,833                                   33,833
    Reclassification adjust-
     ment, net of taxes
     of $1,431                                                2,657                                    2,657
                                                           --------                                 --------
    Other comprehensive
     income                                                  36,490                                   36,490
                                                           --------                                 --------
  Comprehensive income                                                                               168,570
                                                                                                    --------
  Stockholder dividends                                                    (39,201)                  (39,201)
  Treasury stock purchased                                                              (15,493)     (15,493)
                                   -------------------------------------------------------------------------
Balance, December 31, 2000          19,000     29,621        11,833        820,528      (99,101)     781,881
                                                                                                    --------
  Net earnings (Restated)                                                   90,253                    90,253
                                                                                                    --------
  Other comprehensive
   income (loss):
    Unrealized holding losses
     arising during the period,
     net of tax benefits of
     $(634)                                                  (1,178)                                  (1,178)
    Reclassification adjust-
     ment, net of taxes
     of $936                                                  1,739                                    1,739
                                                           --------                                 --------
    Other comprehensive
     income                                                     561                                      561
                                                           --------                                 --------
  Comprehensive income                                                                                90,814
                                                                                                    --------
  Stockholder dividends                                                    (39,951)                  (39,951)
  Treasury stock purchased                                                              (23,311)     (23,311)
                                   -------------------------------------------------------------------------
Balance, December 31, 2001
 (Restated)                         19,000     29,621        12,394        870,830     (122,412)     809,433
                                                                                                    --------
  Net earnings                                                              46,755                    46,755
                                                                                                    --------
  Other comprehensive income
    Unrealized holding gains
     arising during the period,
     net of taxes of $6,496                                  12,064                                   12,064
    Reclassification adjust-
     ment, net of taxes of $434                                 806                                      806
                                                           --------                                 --------
    Other comprehensive
     income                                                  12,870                                   12,870
                                                           --------                                 --------
  Comprehensive income                                                                                59,625
                                                                                                    --------
  Stockholder dividends                                                    (40,277)                  (40,277)
  Capital stock issued (1)             141      9,949                                                 10,090
  Treasury stock purchased                                                              (48,819)     (48,819)
                                   -------------------------------------------------------------------------
Balance, December 31, 2002         $19,141    $39,570      $ 25,264       $877,308    $(171,231)    $790,052
                                   =========================================================================

--------------------
<F1>  This was the result of the exercise of 281,627 employee stock options.

The accompanying notes are an integral part of these consolidated financial statements.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the years ended December 31,
                           (Thousands of Dollars)


                                                              2002           2001           2000
                                                           ---------------------------------------
                                                                          (Restated)

Cash flows from operating activities
  Premiums collected                                       $1,263,130     $1,066,544     $ 977,413
  Net investment income received                               97,487        101,168        92,962
  Premium finance and service fees received                    21,498         17,819        15,227
  Losses and loss adjustment expenses paid                   (820,867)      (769,197)     (660,665)
  Policy acquisition costs paid                              (306,888)      (270,459)     (247,767)
  Federal income tax payments                                 (36,321)       (39,703)      (29,264)
  Other income                                                  9,500              -             -
                                                           ---------------------------------------
    Net cash provided by operating activities                 227,539        106,172       147,906
                                                           ---------------------------------------

Cash flows from investing activities
  Proceeds from maturity of fixed maturities                   62,792         25,779        20,805
  Proceeds from sale of fixed maturities                      114,758         89,712        97,180
  Proceeds from sale of equity securities                      21,739         50,768        45,604
  Proceeds from sale of preferred stock mutual funds            6,362          2,945             -
  Proceeds from sale of other investments                       1,902          5,735             -
  Proceeds from sale of mortgages                                   -              -        20,042
  Purchase of fixed maturities                               (241,140)       (71,702)     (125,844)
  Purchase of equity securities                               (75,558)       (42,774)      (29,987)
  Purchase of preferred stock mutual funds                     (5,914)       (21,200)      (60,024)
  Purchase of other investments                                (7,879)        (8,074)      (11,885)
  Payments received on mortgage loans and collateral
   notes receivable                                            15,521         14,506         9,141
  Mortgage loans and collateral notes originated               (2,521)        (2,152)       (7,896)
  Purchase of property and equipment                          (17,914)       (10,206)       (3,416)
  Other proceeds from investing activities                        635          1,862         1,054
                                                           ---------------------------------------
    Net cash (used in) provided by investing activities      (127,217)        35,199       (45,226)
                                                           ---------------------------------------

Cash flows from financing activities
  Dividends paid to stockholders                              (40,277)       (39,951)      (39,201)
  Purchase of treasury stock                                  (48,819)       (23,311)      (15,493)
  Capital stock issued                                         10,090              -             -
                                                           ---------------------------------------
    Net cash used in financing activities                     (79,006)       (63,262)      (54,694)
                                                           ---------------------------------------

Increase in cash and cash equivalents                          21,316         78,109        47,986
Cash and cash equivalents at beginning of year                148,630         70,521        22,535
                                                           ---------------------------------------
Cash and cash equivalents at end of year                   $  169,946     $  148,630     $  70,521
                                                           =======================================

The accompanying notes are an integral part of these consolidated financial statements.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
                      For the years ended December 31,
                           (Thousands of Dollars)


                                                          2002          2001          2000
                                                       -------------------------------------
                                                                     (Restated)

Cash flows from operating activities
  Net earnings                                         $  46,755     $  90,253     $ 132,080
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Premiums receivable                                  (51,389)      (15,641)      (35,420)
    Deferred policy acquisition costs                    (21,684)       (5,252)      (12,805)
    Residual market receivable                           (32,806)       (4,429)       14,419
    Due from reinsurers                                  (24,044)      (12,805)      (13,189)
    Losses and loss adjustment expenses                  120,434        21,053        14,299
    Unearned premiums                                    123,692        43,571        62,790
    Current income taxes                                  (3,397)      (11,253)        3,149
    Deferred income taxes                                (15,861)      (10,058)        5,893
    Deferred income                                        1,406          (688)          239
    Contingent commissions                                 2,826        (5,622)        1,878
    Other assets, liabilities and accrued expenses         2,668         3,499         6,708
    Net realized investment (gains) losses                82,385        10,633       (29,550)
    Other - net                                           (3,446)        2,911        (2,585)
                                                       -------------------------------------

      Net cash provided by operating activities        $ 227,539     $ 106,172     $ 147,906
                                                       =====================================

The accompanying notes are an integral part of these consolidated financial statements.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
              (Thousands of Dollars Except for Per Share Data)

NOTE A-Summary of Significant Accounting Policies

1. Basis of Presentation

      The consolidated financial statements of The Commerce Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

      The consolidated financial statements include The Commerce Group, Inc. and its wholly-owned subsidiaries, Bay Finance Company, Inc., Clark-Prout Insurance Agency, Inc. and Commerce Holdings, Inc. ("CHI"). The Commerce Insurance Company ("Commerce") and Citation Insurance Company ("Citation") are wholly-owned subsidiaries of CHI. Commerce West Insurance Company ("Commerce West") is a wholly-owned subsidiary of Commerce. American Commerce Insurance Company ("American Commerce") is a wholly-owned subsidiary of ACIC Holding Co., Inc. ("AHC"). AHC is owned jointly with AAA Southern New England ("AAA SNE") with Commerce maintaining a 95% common stock interest and AAA SNE maintaining a 5% common stock interest (see NOTE
A17).

      All inter-company transactions and balances have been eliminated in consolidation. Certain prior year account balances have been reclassified to conform to the 2002 presentation.

      The consolidated balance sheet, statement of earnings, statement of stockholders' equity and statement of cash flow for the year ended December 31, 2001 have been restated. This restatement was the result of applying variable accounting for employee stock options in accordance with guidance set forth in Accounting Principles Board Number 25, Accounting for Stock Issued to Employees. The Company previously applied fixed accounting to the employee stock options. The effect of accounting for employee stock options as variable decreased net income by $2.8 million in 2001 or $0.08 per diluted share. See NOTE A13, 2001 Restatement for Employee Stock Option Variable Accounting Treatment.

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

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE A-Summary of Significant Accounting Policies (continued)

      A focus of management's judgments and estimates relating to investments involves the potential impairment of investments for other-than-temporary declines in market values. Carrying values of investments in fixed maturities, which include taxable and non-taxable bonds, and investments in common and preferred stocks, are derived from market prices supplied by the Company's investment custodian. Unrealized investment gains and losses on these investments, to the extent that there is no other-than-temporary impairment of value, are credited or charged to a separate component of stockholders' equity, known as "net accumulated other comprehensive income (loss)", until realized, net of any tax effect. An impairment in an investment is deemed to be other-than-temporary when a security's market value has diminished to less than 75% of cost for two consecutive calendar quarters. If the contractual terms of the security are being complied with, management performs a cash flow valuation to determine the potential impairment of the security. If the security is deemed impaired, the Company adjusts the securities cost to market value through realized loss based on publicly available or, in the absence of such, to a value based on cash flow modeling. Accumulated Other Comprehensive losses of less than 25% of cost relate to interest rate changes and not to declines in a security's rating, financial situation or sector issues and are not considered impaired due to the Company's ability and intent to hold these securities to maturity. During 2002, the Company wrote down $32,114 in bonds, preferred and common stocks with impairment as determined by management to be other-than-temporary. When investment securities are sold, the realized gain or loss is determined based upon specific identification. Fair market value of fixed maturities and common and preferred stocks are based on quoted market prices. For other securities held as investments, fair market value equals quoted market price, if available. If a quoted market price is not available, fair market value is estimated using quoted market prices for similar securities. The Company has not invested more than 5% of fixed maturities in any one state or political subdivision.

      The Company accounts for venture capital fund investments in which it owns more than a 5% interest on the equity method. The operating results of these venture capital fund investments have been reflected in realized gains and losses.

      The Company records their equity in the changes in net assets of closed-end preferred stock mutual funds as a component of realized gains and losses. These investments are valued at original cost plus the cumulative undistributed equity in earnings and losses of the funds and adjusted over time by the premium or discount at the time of purchase to the applicable underlying net asset value of the funds.

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

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE A-Summary of Significant Accounting Policies (continued)

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

3. Cash and Cash Equivalents

      Cash and cash equivalents include cash currently on hand to cover operating expenses. The Company invested $83,907 with Federated Investors Government Obligations Fund, $58,655 with Fidelity Investment Government Fund and $59,336 with Provident Institutional Fund. These are short-term money market investments in government backed securities. Money is invested on a daily basis. The Company held $17,770 and $17,210 in U.S. Government Repurchase Agreements at various financial institutions in 2002 and 2001, respectively. The amount of collateral, maintained by the seller, at the time of purchase and each subsequent business day, is required to have a market value that is equal to 102% of the resale price.

4. Deferred Policy Acquisition Costs

      Policy acquisition costs are calculated by line of business as a percentage of unearned premiums by multiplying the sum of current commission rates plus current premium tax rates plus an estimate of the percentage of other underwriting expenses incurred at the policy issuance. These costs are deferred and amortized over the period in which the related premiums are earned, the amount being reduced by any potential premium deficiency. If any potential premium deficiency exists, it represents future estimated losses, loss adjustment expenses and amortization of deferred acquisition costs in excess of the related unearned premiums. There was no premium deficiency in 2002, 2001 and 2000. In determining whether a premium deficiency exists, the Company considers anticipated investment income.

5. Property and Equipment

      Property and equipment are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the assets using the following rates:


                                                             Percent
                       Asset Classification                 Per Annum
            ---------------------------------------------------------

            Buildings                                          2.5
            Building improvements (prior to 1992)              2.5
            Building improvements (1992 and subsequent)        5.0
            Equipment and office furniture                    10.0
            EDP equipment and copiers                         20.0
            Automobiles                                       33.3

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE A-Summary of Significant Accounting Policies (continued)

      Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon is eliminated from the related property and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. The Company capitalizes fixed assets. A fixed asset is classified as property, plant and equipment having an economic life of more than one year and having physical substance with a unit dollar value of $1.0 or greater.

6. Non-Compete Agreement

      The non-compete agreement of $2,129 represents the unamortized portion of the purchase price associated with the acquisition of American Commerce allocated to the arrangement whereby the American Automobile Association, Inc. ("AAA National") agreed not to compete with American Commerce prior to February 2009. The cost of $3,500 is being amortized on a straight-line basis over the term of the arrangement. The amount of accumulated amortization at December 31, 2002 and 2001 was $1,371 and $1,021, respectively. The Company has amortized this agreement for $350 each year since the acquisition. This will continue until the agreement is fully amortized.

7. Unpaid Loss and Loss Adjustment Expenses

      Loss and loss adjustment expense ("LAE") reserves by their nature are inherently uncertain as to the ultimate outcome of the estimated amounts. The liability for unpaid losses and LAE represents the accumulation of individual case estimates for reported losses, adjustments to this amount on a line of business basis and estimates for incurred but not reported ("IBNR") losses and LAE net of, salvage and subrogation recoverable. The liability for losses and LAE is intended to cover the ultimate net cost of all losses and LAE incurred through the balance sheet date. Liability estimates are continually reviewed and updated, and therefore, the ultimate liability may be more or less than the current estimate. The effects of changes in the estimates are included in the results of operations in the period in which the estimates are revised.

8. Premiums

      Insurance premiums are recognized as income ratably over the terms of the policies. Unearned premiums are determined by prorating written premiums on a daily basis over the terms of the policies. A significant portion of the Company's Massachusetts premiums written is derived through the American Automobile Association Clubs of Massachusetts ("AAA clubs") affinity group marketing program. Of the Company's total direct premiums written, the portion attributable to the AAA affinity group marketing program in Massachusetts was $619,020 or 44.0% in 2002, $545,496 or 47.3% in 2001 and $535,766 or 50.0% in 2000. Of these amounts, 13.5% were written through insurance agencies owned by the AAA clubs and 86.5% were written through the Company's network of independent agents in 2002.

9. Income Taxes

      The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in the

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
              (Thousands of Dollars Except for Per Share Data)

NOTE A-Summary of Significant Accounting Policies (continued)

tax law or rates, unless enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A valuation allowance of $3,936 representing the tax effect of realized investments losses that could not be recovered was established in 2002. No valuation allowance was established in 2001 or 2000.

10. Deferred Income

      Income consisting of expense reimbursements, which include servicing carrier fees from Commonwealth Automobile Reinsurers ("CAR"), a state-mandated reinsurance mechanism, on policies written for CAR, are deferred and amortized over the term of the related insurance policies (see "Notes to Consolidated Financial Statements-NOTE F").

11. Contingent Commissions

      In addition to state-mandated minimum and other commissions on policies written, the Company pays certain of its agencies compensation in the form of profit sharing. This is based, in part, on the underwriting profits of an individual agent's business written with the Company. The arrangement for Massachusetts business utilizes a three-year rolling plan, with one third of the agent's profit or loss for each of the current and the two prior years' calculations summed to a single amount. This amount, if positive, is multiplied by the profit sharing commission rate and paid to the agent. Outside of Massachusetts, Commerce, Commerce West and American Commerce each have contingent commission plans tailored to their specific markets.

12. Change in Accounting Principle

      Due to the effect of a change in accounting principle related to SFAS No.142, the Company recorded income in the first quarter of 2002, net of taxes, of $11,237 or $0.34 per share (diluted). This amount represented the remaining unamortized negative goodwill related to preferred stock mutual funds and the remaining excess of book value of subsidiary interest over cost relating to the 1999 acquisition of American Commerce. Negative goodwill and the excess of book value of subsidiary interest over cost occurred in these acquisitions because the underlying value of the assets purchased exceeded the purchase price. The subsequent recognition of income that occurred as these items were eliminated was not a taxable event but instead became part of the basis of the acquired asset.

13. 2001 Restatement for Employee Stock Option Variable Accounting Treatment

      For employee stock options issued by the Company from 1999 through 2001, the Company utilized fixed accounting treatment through September 30, 2002. This accounting treatment was reviewed with the Company's independent auditors, Ernst & Young LLP, who concurred with the Company's treatment throughout this period. On January 25, 2003, a question was raised by Ernst & Young LLP as to the appropriateness of the fixed accounting treatment for some of the Company's option grants. Ernst & Young LLP advised the Company that it could no longer concur with fixed accounting for the options granted to employees in 1999 and 2000. Therefore, the Company applied variable accounting treatment in 2002 and also retroactively to 2001 and prior years. Accordingly, the Company restated its 2001 and first three quarters of 2002 results. The impact of the restatement for the year ended 2001 resulted in a decrease to net earnings of $2.8 million or $0.08 per diluted share. The year to date impact through the third quarter of 2002

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
              (Thousands of Dollars Except for Per Share Data)

NOTE A-Summary of Significant Accounting Policies (continued)

resulted in an increase to net earnings of $1.2 million or $0.04 per diluted share. Although the change in accounting for options was also applied to 2000 and 1999, no restatements were required for those years. The impact of variable accounting for the year ended December 31, 2002 was a decrease to net earnings of $2.1 million or $0.07 per diluted share.

14. Minority Interest in Net Loss of Subsidiary

      Effective January 1, 2002, the ownership interests in AHC were recapitalized. Prior to the recapitalization at December 31, 2001 Commerce maintained an 80% common stock interest and AAA SNE maintained a 20% common stock interest in AHC. Additionally, all AHC preferred stock was owned by Commerce. The recapitalization resulted in redeeming of all the AHC preferred stock by Commerce in exchange for 3,000 additional shares of AHC common stock. This resulted in Commerce increasing its AHC common stock interest to 95% with AAA SNE maintaining a 5% AHC common stock interest, with no preferred stock outstanding. The recapitalization also resulted in the creation of $4.5 million in minority interest for AAA SNE. The $555 represents AAA SNE's 5% share of the equity in the loss of AHC.

15. Treasury Stock

      In May 2000, the Board of Directors of the Company initiated and authorized a stock buy-back program to purchase shares of common stock of the Company. During the period from January 1, 2002 through December 31, 2002, the Company purchased 1,295,844 shares of its own common stock at an average cost of $37.67. At December 31, 2002, the Company had authority to purchase a total of 977,856 additional shares of its common stock under the current buy-back program. As of December 31, 2002, the Company held a total of 6,165,392 shares of treasury stock.

16. Net Earnings Per Common Share

      Net earnings per basic common share are computed by dividing net earnings by the weighted average number of basic common shares outstanding. The weighted average number of basic common shares outstanding for the years ended December 31, 2002, 2001 and 2000 were 32,773,519, 33,608,804 and 34,121,047, respectively. Weighted average number of basic common shares outstanding is determined by taking the average of the following calculation for a specified period of time: The daily amount of (1) the total issued outstanding common shares minus (2) the total Treasury Stock purchased.

      Earnings per diluted common share are based on the weighted average number of diluted common shares outstanding during each period. The weighted average number of diluted common shares outstanding for the years ended December 31, 2002, 2001 and 2000 were 33,028,081, 33,794,938 and
34,121,047, respectively. The Company's only dilutive instruments are stock options outstanding and dilution from these is not significant.

17. New Relevant Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, effective for business combinations initiated after June 30, 2001, requires that all business combinations be accounted for under a single

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
              (Thousands of Dollars Except for Per Share Data)

NOTE A-Summary of Significant Accounting Policies (continued)

method-the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 was effective January 1, 2002.

      Effective January 1, 2002, in accordance with SFAS No. 142, the Company discontinued amortizing the balance sheet item "excess of book value of subsidiary interest over cost" which was $5.7 million and $8.4 million at year-end 2001 and 2000, respectively. The 2001 and 2000 impact of the amortization of this resulted in approximately $3.4 million or $0.10 per share for both years, of annual operating earnings. Additionally, the Company no longer amortizes the negative goodwill resulting from the purchase of preferred stock mutual funds effective January 1, 2002. The amount of unamortized negative goodwill at December 31, 2001 and 2000 was $6.4 million and $14.7 million, respectively. The 2001 and 2000 impact of the amortization of this was $3.2 million and $9.3 million or $0.10 and $0.27 per share, respectively, of earnings classified as capital gains. Both the excess of book value of subsidiary interest over cost and the negative goodwill on preferred stock mutual funds was recognized as income in the first quarter of 2002 and classified as an extraordinary item. The per share income impact of this change was $0.34 per share.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure-only provisions of SFAS No. 148 as of December 31, 2002.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE B-Investments and Investment Income

1. Fixed Maturities

      The amortized cost and estimated fair market value of investments in fixed maturities are as follows:


                                                          Gross            Gross
                                                      Accumulated       Accumulated
                                                          Other            Other         Estimated
                                         Amortized    Comprehensive    Comprehensive    Fair Market
                                            Cost         Income           Losses           Value
                                         ---------------------------------------------------------

At December 31, 2002:
  Corporate bonds                        $119,698        $ 8,064         $ (1,695)       $126,067
  U.S. Treasury bonds and notes               222              6                -             228
  GNMA & FNMA mortgage-backed
   bonds                                  208,260          4,355                -         212,615
  Obligations of states and political
   subdivisions                           338,730          9,784           (3,613)        344,901
                                         --------------------------------------------------------
      Total                              $666,910        $22,209         $ (5,308)       $683,811
                                         ========================================================

At December 31, 2001:
  Corporate bonds                        $133,506        $ 7,497         $ (4,497)       $136,506
  U.S. Treasury bonds and notes               104              1                -             105
  GNMA & FNMA mortgage-backed
   bonds                                   98,198          1,602             (815)         98,985
  Obligations of states and political
   subdivisions                           386,967          8,890           (4,971)        390,886
                                         --------------------------------------------------------
      Total                              $618,775        $17,990         $(10,283)       $626,482
                                         ========================================================

      The amortized cost and approximate fair market value of fixed maturities at December 31, 2002 and 2001, by contractual maturity, are as follows:


                                                          2002                     2001
                                                  ----------------------------------------------
                                                                 Fair                     Fair
                                                  Amortized     Market     Amortized     Market
                                                     Cost        Value        Cost        Value
                                                  ----------------------------------------------

Obligations of states, political subdivisions,
 corporate bonds and U.S. Treasury bonds and
 notes:
  Due in one year or less                         $    100     $    103    $  1,398     $  1,417
  Due after one year through five years                672          726       2,860        3,001
  Due after five years through ten years            13,452       14,065       5,256        5,378
  Due after ten years                              444,426      456,302     511,063      517,701
                                                  ----------------------------------------------
                                                   458,650      471,196     520,577      527,497
GNMA & FNMA mortgage-backed bonds                  208,260      212,615      98,198       98,985
                                                  ----------------------------------------------
      Total fixed maturities                      $666,910     $683,811    $618,775     $626,482
                                                  ==============================================

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE B-Investments and Investment Income (continued)

      Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The carrying value of fixed maturities on deposit for state regulating authorities is $9,950.

2. Closed-end Preferred Stock Mutual Funds

      The following table reflects the shares held, percentage of ownership, carrying value at equity, book value, market value, and value of shares at net asset value, by fund at December 31, 2002 and 2001:


                                   December 31, 2002
-----------------------------------------------------------------------------------------
                Fund                    Carrying                 Quoted       Value of
  Fund         Shares        % of        Value        Book       Market     Shares at Net
Symbol(1)       Held      Ownership    at Equity      Value      Value       Asset Value
-----------------------------------------------------------------------------------------

PGD          2,571,100      30.8%      $ 29,259     $ 28,358    $ 29,568      $ 29,259
PPF          2,373,800      32.7%        26,777       26,298      28,367        26,777
PDF          4,696,100      31.3%        37,851       42,489      39,306        37,851
PDT          5,506,500      36.7%        53,743       59,507      53,413        53,743
DIV          3,635,600      36.7%        44,536       50,492      47,481        44,536
PFD          2,799,500      27.9%        38,185       41,882      42,273        38,185
PFO          3,756,043      33.1%        40,265       45,166      45,861        40,265
                                       -----------------------------------------------

      Total                            $270,616     $294,192    $286,269      $270,616
                                       ===============================================


                                   December 31, 2001
-----------------------------------------------------------------------------------------
                Fund                    Carrying                 Quoted       Value of
  Fund         Shares        % of        Value        Book       Market     Shares at Net
Symbol(1)       Held      Ownership    at Equity      Value      Value       Asset Value
-----------------------------------------------------------------------------------------

PGD          2,361,500      28.3%      $ 30,225     $ 25,713    $ 29,873      $ 32,258
PPF          2,370,400      32.7%        30,168       26,256      29,275        31,076
PDF          4,685,500      31.3%        44,900       42,400      45,121        45,731
PDT          5,289,700      35.3%        63,035       57,175      58,451        64,111
DIV          3,579,500      36.2%        51,991       49,687      52,798        53,335
PFD          2,981,500      30.3%        42,904       44,803      43,828        42,904
PFO          4,050,043      36.3%        46,059       48,914      47,993        46,251
                                       -----------------------------------------------

      Total                            $309,282     $294,948    $307,339      $315,666
                                       ===============================================

--------------------
<F1>  John Hancock Patriot Global Dividend Fund ("PGD"), John Hancock
      Patriot Preferred Dividend Fund ("PPF"), John Hancock Patriot Premium Dividend I Fund ("PDF"), John Hancock Patriot Premium Dividend II Fund ("PDT"), John Hancock Patriot Select Dividend Fund ("DIV"), Preferred Income Fund ("PFD"), Preferred Income Opportunity Fund ("PFO"). In 2001, the Trustees of Putnam Dividend Income Fund
      ("PDI") liquidated the fund. The Company's pro-rata share of the portfolio securities and cash of PDI was transferred to a new fund created by the PDI Trustees whose ownership was conveyed to the Company. At Decem-

                        (footnotes on following page)




                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE B-Investments and Investment Income (continued)

      ber 31, 2001 the fund, totaling $60,869, was consolidated into the Company's financial statements. In June of 2002, this fund was liquidated. The assets of the fund, consisting primarily of preferred stocks and cash, were distributed to Commerce, Citation, American Commerce and Commerce West. The assets were distributed in proportion to the ownership percentage each company had in the fund at the time of liquidation.

      The difference between the carrying value at equity and the value of shares at net asset value in 2001 is negative goodwill created at the time of the purchase of the shares. On January 1, 2002 all unamortized negative goodwill was written off into income as required by SFAS 142, which amounted to $6,400. For purchases prior to July 1, 2001, that created negative goodwill, the Company amortized the negative goodwill on these securities through the end of 2001. This negative goodwill was amortized into realized gains over various periods ranging from 1.25 years to 4 years based on the turnover ratios of the funds. For purchases subsequent to June 30, 2001, the difference between the cost and net asset value at the time of purchase was recognized as a realized gain, totaling $831 and $614 for 2002 and 2001, respectively.

3. Mortgage Loans on Real Estate and Collateral Notes Receivable

      At December 31, 2002 and 2001, mortgage loans on real estate and collateral notes receivable consisted of the following:


                                                                       December 31,
                                                                   -------------------
                                                                    2002        2001
                                                                   -------------------

Residential (1st Mortgages)                                        $17,834     $28,696
Residential (2nd Mortgages)                                             57          83
Commercial (1st Mortgages)                                           6,421       8,210
Commercial (2nd Mortgages)                                              13          33
                                                                   -------------------
                                                                    24,325      37,022
Collateral notes receivable                                          2,847       3,143
                                                                   -------------------
                                                                    27,172      40,165
Allowance for possible loan losses                                    (418)       (660)
                                                                   -------------------
  Mortgage loans on real estate and collateral notes receivable    $26,754     $39,505
                                                                   ===================

      Fair value of the Company's mortgage loans on real estate and collateral notes receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit and for the same remaining maturities. The future cash flows associated with certain non-performing loans are estimated based on expected payments from borrowers either through work out arrangements or the disposition of collateral. The estimated fair value of mortgage loans on real estate and collateral notes receivable at December 31, 2002 and 2001, prior to the allowance for possible loan losses, was $28,012 and $41,391, respectively.

      At December 31, 2002 and 2001 mortgage loans which were on non-accrual status amounted to $388 and $1,451, respectively. Allowances of $53 and $266 were set up in 2002 and 2001, respectively, as a result of these loans. The reduction in interest income associated with

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE B-Investments and Investment Income (continued)

non-accrual loans was $44, $99 and $118 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

      A summary of the changes in the allowance for possible loan losses follows:


                                                          Years ended December 31,
                                                          ------------------------
                                                             2002          2001
                                                          ------------------------

      Balance, beginning of year                            $ 660         $ 858
        Decrease in provision for possible loan losses       (242)         (198)
                                                            -------------------
      Balance, end of year                                  $ 418         $ 660
                                                            ===================

      The following table describes mortgage principal balances by maturity, total mortgages over 90 days past due and total mortgages in foreclosure:


                                                         2002       2001
                                                        ------------------

      Fixed rate mortgages maturing:
        One year or less                                $    65    $    90
        More than one year to five years                    538        861
        More than five years to ten years                 2,915      3,366
        Over ten years                                   13,384     23,375
                                                        ------------------
             Total fixed mortgages                      $16,902    $27,692
                                                        ==================

      Adjustable rate mortgages maturing:
        One year or less                                $     9    $     -
        More than one year to five years                     21         87
        More than five years to ten years                   291        419
        Over ten years                                    7,102      8,824
                                                        ------------------
             Total adjustable mortgages                 $ 7,423    $ 9,330
                                                        ==================

      Past due over 90 days                             $   388    $ 1,118
                                                        ==================

      Mortgages in foreclosure, included in past due
       over 90 days                                     $   112    $   184
                                                        ==================

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE B-Investments and Investment Income (continued)

4. Net Investment Income

      The components of net investment income were as follows:


                                                   Years ended December 31,
                                              ----------------------------------
                                                2002        2001         2000
                                              ----------------------------------
                                                         (Restated)

Interest on fixed maturities                  $ 44,741    $ 45,542     $ 44,766
Dividends on common and preferred stocks        25,683      23,768       23,177
Dividends on preferred stock mutual funds       24,069      23,165       22,158
Interest on cash and cash equivalents            3,415       5,729        3,555
Interest on mortgage loans                       2,945       4,026        5,677
Other                                              166         308           84
                                              ---------------------------------
      Total investment income                  101,019     102,538       99,417
Investment expenses                              2,553       2,975        2,587
                                              ---------------------------------
      Net investment income                   $ 98,466    $ 99,563     $ 96,830
                                              =================================

5. Net Realized Investment Gains (Losses)

      Net realized investment gains (losses) were as follows:


                                                                     2002
                                                       --------------------------------
                                                                    Gross       Gross
                                                                   Realized    Realized
                                                       Proceeds     Gains       Losses
                                                       --------------------------------

Sales:
  Closed-end preferred stock mutual funds              $  6,362     $  820     $   (309)
Calls, Maturities & Paydowns:
  Corporate bonds                                         2,091          -         (142)
  Preferred stocks                                       21,734        843       (1,009)
  Obligations of states and political subdivisions      112,667        962       (1,036)
  GNMA & FNMA mortgage-backed bonds                      62,792         16       (1,406)
Equity in Earnings:
  Closed-end preferred stock mutual funds-Equity in
   in Earnings                                                -        218      (45,330)
Other-than-Temporary Impairment:
  Corporate bonds                                             -          -      (16,063)
  Obligations of states and political subdivisions            -          -         (856)
  Preferred stocks                                            -          -       (9,094)
  Common stocks                                               -          -       (6,101)
Other:
  Venture capital fund investments                        1,902         53       (3,705)
  Other investments                                      15,526        254         (500)
                                                       --------------------------------
      Total                                            $223,074     $3,166     $(85,551)
                                                       ================================




                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE B-Investments and Investment Income (continued)


                                                                     2001
                                                       --------------------------------
                                                                    Gross       Gross
                                                                   Realized    Realized
                                                       Proceeds     Gains       Losses
                                                       --------------------------------

Sales:
  Closed-end preferred stock mutual funds              $  2,945     $  603     $      -
  Corporate bonds                                         6,835        128         (147)
  U.S. Treasury notes                                     2,854        118            -
  Obligations of states and political subdivisions        9,392        429         (213)
  Preferred stocks                                        2,402          -          (22)
Calls, Maturities & Paydowns:
  Corporate bonds                                           555          1           (4)
  Preferred stocks                                       48,366        128       (2,313)
  Obligations of states and political subdivisions       72,930        264       (1,607)
  GNMA & FNMA mortgage-backed bonds                      22,925         26         (631)
Equity in Earnings*:
  Closed-end preferred stock mutual funds-Equity in
   Earnings                                                   -      4,582            -
Other-than-Temporary Impairment:
  Corporate bonds                                             -          -       (1,180)
  Preferred stocks                                            -          -       (1,485)
Other:
  Venture capital fund investments                        5,735        586       (9,656)
  Other investments                                      14,506        219         (459)
                                                       --------------------------------
      Total                                            $189,445     $7,084     $(17,717)
                                                       ================================

--------------------
* Includes $3,215 in 2001 relating to the amortization of negative goodwill, at the time of purchase of these securities.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE B-Investments and Investment Income (continued)


                                                                     2000
                                                       --------------------------------
                                                                    Gross       Gross
                                                                   Realized    Realized
                                                       Proceeds     Gains       Losses
                                                       --------------------------------

Sales:
  Obligations of states and political subdivisions     $ 16,085     $    42    $   (526)
  Preferred stocks                                        7,706       1,730         (14)
  Common stock                                           25,000       4,368           -
Calls, Maturities & Paydowns:
  Corporate bonds                                           837           -          (1)
  Preferred stocks                                       12,893          17        (448)
  Obligations of states and political subdivisions       81,095         157      (2,203)
  GNMA & FNMA mortgage-backed bonds                      19,968          26        (635)
Equity in Earnings:*
  Closed-end preferred stock mutual funds-Equity in
   Earnings                                                   -      26,575           -
Other:
  Venture capital fund investments                            -         460           -
  Other investments                                       9,146       1,271      (1,269)
                                                       --------------------------------
      Total                                            $172,730     $34,646    $ (5,096)
                                                       ================================

--------------------
* Includes $9,260 in 2000 relating to the amortization of negative goodwill, at the time of purchase of these securities.

6. Other Comprehensive Income (Loss)

      Net increases (decreases) in other comprehensive income (loss), less applicable income tax expense, were as follows:


                                              Years ended December 31,
                                          --------------------------------
                                           2002        2001         2000
                                          --------------------------------

Other comprehensive income (loss):
  Fixed maturities                        $ 9,194     $ 3,653     $ 18,161
  Preferred stocks                         12,397       7,259        4,145
  Common stocks                            (1,538)     (8,369)      34,759
  Other                                         -      (1,327)         318
  Impact of minority interest                (254)       (352)      (1,244)
                                          --------------------------------
      Total                                19,799         864       56,139
                                          --------------------------------
Tax expense                                (6,840)       (272)     (19,495)
Impact of minority interest                   (89)        (31)        (154)
                                          --------------------------------
      Total tax expense                    (6,929)       (303)     (19,649)
                                          --------------------------------
      Total other comprehensive income    $12,870     $   561     $ 36,490
                                          ================================

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE B-Investments and Investment Income (continued)

      A summary of net accumulated other comprehensive income (loss) on stocks and fixed maturity investments at December 31, 2002, 2001 and 2000 follows:


                                                               December 31,
                                                    ----------------------------------
                                                      2002         2001         2000
                                                    ----------------------------------

Accumulated other comprehensive income              $ 54,699     $ 45,873     $ 46,699
Accumulated other comprehensive losses               (15,666)     (26,893)     (28,935)
Impact of minority interest                             (166)          88          440
                                                    ----------------------------------
      Net accumulated other comprehensive income      38,867       19,068       18,204
                                                    ----------------------------------
Tax expense                                          (13,661)      (6,643)      (6,217)
Impact of tax expense on minority interest                58          (31)        (154)
                                                    ----------------------------------
      Total tax expense and minority interest        (13,603)      (6,674)      (6,371)
                                                    ----------------------------------
      Total                                         $ 25,264     $ 12,394     $ 11,833
                                                    ==================================

NOTE C-Deferred Policy Acquisition Costs

      Policy acquisition costs incurred and amortized to income are as follows:


                                           Years ended December 31,
                                    -------------------------------------
                                      2002          2001          2000
                                    -------------------------------------
                                                  (Restated)

Balance, beginning of year          $ 116,557     $ 111,305     $  98,500
Costs deferred during the year        317,008       269,629       256,062
Amortization charged to expense      (295,324)     (264,377)     (243,257)
                                    -------------------------------------
Balance, end of year                $ 138,241     $ 116,557     $ 111,305
                                    =====================================

NOTE D-Property and Equipment

      A summary of property and equipment at December 31, is as follows:


                                                    2002         2001
                                                  ---------------------

          Buildings                               $ 53,012     $ 33,013
          Equipment and office furniture            42,217       36,609
          Building improvements                        798          850
                                                  ---------------------
                                                    96,027       70,472
            Less accumulated depreciation          (48,477)     (38,473)
                                                  ---------------------
                                                    47,550       31,999
          Land                                       3,959        3,476
          Construction in progress                       -        4,539
                                                  ---------------------

                                                  $ 51,509     $ 40,014
                                                  =====================

      Depreciation expense was $5,417, $4,280 and $4,270 for the years ended December 31, 2002, 2001 and 2000, respectively. Depreciation expense is allocated evenly between loss adjustment expenses and policy acquisition costs.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE E-Unpaid Losses and Loss Adjustment Expenses (LAE)

      Liabilities for unpaid losses and LAE at December 31, consist of:


                                                                    2002         2001
                                                                  ----------------------
                                                                              (Restated)

Net voluntary unpaid loss and LAE reserves                        $650,892     $562,456
Voluntary salvage and subrogation recoverable                      (88,108)     (73,393)
Assumed unpaid loss and LAE reserves from CAR                      138,355      125,787
Assumed salvage and subrogation recoverable from CAR               (22,790)     (20,695)
                                                                  ---------------------
      Total voluntary and assumed unpaid loss and LAE reserves     678,349      594,155

Adjustment for ceded unpaid loss and LAE reserves                  146,277      110,037
Adjustment for ceded salvage and subrogation recoverable            (9,000)      (9,000)
                                                                  ---------------------
      Total unpaid loss and LAE reserves                          $815,626     $695,192
                                                                  =====================

      Unpaid Losses and LAE, by their nature, are inherently uncertain as to the ultimate outcome of the estimated amounts. The liability for unpaid losses and LAE represents Management's best estimate of the ultimate net cost of all losses and LAE incurred through the balance sheet date. The estimate for ultimate net cost of all losses incurred through the balance sheet date includes the adjusted case estimates for losses, incurred but not reported ("IBNR") losses, salvage and subrogation recoverable and a reserve for LAE. In arriving at its best estimate, Management begins with the aggregate of individual case reserves and then makes adjustments to these amounts on a line of business basis. These adjustments to the aggregate case reserves by line of business are made based on analysis performed by Management as further described below. The entire liability for unpaid losses and LAE is also independently reviewed quarterly and annually by the Company's Actuarial Department. Liability estimates are continually analyzed and updated, and therefore, the ultimate liability may be more or less than the current estimate. The effects of changes in the estimates are included in the results of operations in the period in which the estimates are revised.

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

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

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

      By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, the Company estimates the ultimate net liability for losses and LAE. After taking into account all relevant factors, management believes that, based on existing information, the provision for losses and LAE at December 31, 2002 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability, however, may be greater or lower than established reserves. If the ultimate exposure is greater than (or less than) Management's estimated liability for losses and LAE, based on any of the factors noted previously, the Company will incur additional expense (income) which may have a material impact. The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods.

      Included in the loss reserve methodologies described above, are liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as oil spills, mold and lead paint. Reserves have been established to cover these claims for known losses. Because of the Company's limited exposure to these types of claims, management believes they will not have a material impact on the consolidated financial position of the Company in the future. Loss reserves on environmental related claims amounted to $5,722 and $4,281 at December 31, 2002 and 2001, respectively.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE E-Unpaid losses and Loss Adjustment Expenses (continued)

      The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expense, net of reinsurance deductions from all reinsurers including CAR, as shown in the Company's consolidated financial statements for the periods indicated.


                                                                  Years ended December 31,
                                                             ----------------------------------
                                                               2002         2001         2000
                                                             ----------------------------------
                                                                         (Restated)

Loss and LAE reserves, beginning of year, prior to effect
 of ceded reinsurance recoverable                            $594,156     $585,867     $558,779
                                                             ----------------------------------

Incurred losses and LAE:
  Provision for insured events of the current year            924,206      816,951      728,582
  Decrease in provision for insured events of prior years     (14,437)     (35,320)     (42,425)
                                                             ----------------------------------
      Total incurred losses and LAE                           909,769      781,631      686,157
                                                             ----------------------------------

Payments:
  Losses and LAE attributable to insured events of
   the current year                                           539,555      487,918      402,040
  Losses and LAE attributable to insured events of
   prior years                                                286,022      285,424      257,029
                                                             ----------------------------------
      Total payments                                          825,577      773,342      659,069
                                                             ----------------------------------

  Loss and LAE reserves prior to effect of ceded
   reinsurance recoverable                                    678,348      594,156      585,867
  Ceded reinsurance recoverable                               137,278      101,036       98,938
                                                             ----------------------------------
Reserves for losses and LAE expenses at the end of
 year per financial statements                               $815,626     $695,192     $684,805
                                                             ==================================

      The decrease in provision for insured events of prior years represents redundancies for reserves established for prior years. This decrease in provision was principally the result of re-estimation of unpaid losses and loss adjustment expenses principally on the personal automobile, commercial automobile and homeowners lines of business.

      The $14,437 amount for 2002 indicates that Management's estimate for the year end 2001 loss reserves was within 2.4% of the amount established at December 31, 2001. Because of the inherently difficult task of estimating the amount required to ultimately settle all losses several years into the future, it is probable that actual amounts estimated will be either higher or lower than the originally established reserves at any given point in time. Management's intent when establishing its estimate for reserves is to be within a tolerance of plus or minus five percent of the reserve required to ultimately settle all losses. Management gauges its selected reserve estimate to the ranges as determined by the Company's actuaries in order to determine the reasonability of its estimate. To the extent that Management's selected reserve is within the range of the actuarial estimates, Management will not adjust its estimates instead; it will rely on its independently calculated reserve amounts.

      For all of the Company's insurance subsidiaries, the aggregate actuarial estimate for the loss and LAE reserves, prior to the effect of ceded reinsurance recoverable, ranges from a low of

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE E-Unpaid losses and Loss Adjustment Expenses (continued)

$607.3 million to a high of $700.6 million. The Company's financial statement loss and LAE reserves, based on Management's best estimate, was established at $678.3 million for year end 2002. Management calculates its estimate independently from those amounts as calculated by the Company's actuaries and, therefore, the final results are most often not the same. Management estimates its amounts primarily by reviewing historical loss and LAE data, focusing mainly on payment data. It also reviews and compares most recent loss frequency, severity and payment data to historical trends in an attempt to determine if patterns are remaining consistent or not. Management attempts to establish its reserve estimate as close to the amount required for the ultimate future payments necessary to settle all losses. The accuracy of this estimate is reflected by the line noted above entitled "decrease in provision for insured events of prior years".

      The Company's loss and LAE reserves reflect its share of the aggregate CAR loss and LAE reserves of the Company and the 34 other writers of automobile insurance in Massachusetts that participate in CAR ("Servicing Carriers"). The Company is a defendant in various legal actions arising from the normal course of its business. These proceedings are considered to be ordinary to operations or without foundation in fact. Management is of the opinion that these actions will not have a materially adverse effect on the consolidated financial statements of the Company. Also, a purported class action lawsuit is pending in the Massachusetts State Supreme Judicial Court against Commerce. (See NOTE S-Legal Proceedings).

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

Property, Catastrophe and Quota Share Reinsurance

      The Company maintains a 75% quota share reinsurance program, covering all non-automobile property and liability business, except umbrella policies. The program is split among Munich American Re-Insurance Company, Employers Reinsurance Corporation, Hartford Fire Insurance Company and Swiss Reinsurance America Corporation. The maximum per occurrence dollar recovery is equal to 250% of the net premiums ceded to the quota share arrangement in a contract year. The maximum aggregate per year dollar recovery under the quota share contract is equal to 350% of the net premium ceded to the quota share arrangement in a contract year. A sliding scale commission, based on loss ratio, is utilized under this program. This program provides the Company with sufficient protection for catastrophe coverage so as to enable the Company to forego pure catastrophe reinsurance coverage, which was previously tailored in conjunction with the former quota share arrangement.

      Effective July 1, 2002, the Company amended its quota share reinsurance program in the event of terrorist acts. The maximum reimbursement to the Company from its quota share reinsurers will be limited to $50,000 in the event of certain defined terrorist acts. The Company believes its exposure to terrorist acts to be very limited based upon the types of coverage offered by the Company and its exposure above the limit to be extremely remote. The Company's main area of business is in the personal lines market and it has very minimal single retained exposure in excess of $1,000.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE F-Reinsurance Activity (Continued)

      The table below provides information depicting the approximate recovery under the quota share contract (described below) at various loss scenarios, if a single catastrophe were to strike:


                                          Net Loss
             Total       Reinsurance     Retained by
              Loss        Recovery       the Company
             ---------------------------------------

            $ 50,000      $ 37,500         $12,500
             100,000        65,000          35,000
             150,000        90,000          60,000
             200,000       115,000          85,000
             250,000       152,500          97,500

      Under the above scenario and based on the business subject to the quota share reinsurance contract for 2002, the Company has no reinsurance recoveries for a single event catastrophe in excess of a total loss of approximately $262.0 million. The level of reinsurance protection increases (decreases) when the company cedes more (less) premium to the reinsurers. The Company's estimated total losses on its other than automobile business for 100 and 250-year hurricanes (including American Commerce) are approximately $173.5 million and $291.2 million, respectively. The Company estimates were derived through the services of Swiss Reinsurance America Corporation (rated A++ by A.M. Best), which utilized the RMS (Risk Management Solutions) risk assessment system. Most property and casualty insurance companies establish their catastrophe reinsurance programs up to the 100 year storm estimate.

      Written premiums ceded in 2002, 2001 and 2000 under the above referenced program were $98.0 million, $78.6 million and $69.4 million, respectively. The 24.7% increase in written premiums ceded in 2002 versus 2001 in this program was primarily the result of a $14,380 or 19.6% increase in Massachusetts homeowner direct written premium, coupled with a $8,666 or 46.3% increase in direct homeowner writings in states other than Massachusetts, as previously mentioned. Ceding commission income is calculated on a ceded earned premium basis.

Casualty Reinsurance

      Casualty reinsurance is on an excess of loss basis for any one event or occurrence with a maximum recovery of $9.0 million over a net retention of $1.0 million. This coverage is placed with Swiss Reinsurance America Corporation (rated A++ by A.M. Best).

      Personal and commercial liability umbrella policies are reinsured on a 95% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $5.0 million for policies with underlying automobile coverage of $250/$500 or more. The Company also has personal liability umbrella reinsurance coverage for policies with underlying automobile coverage of $100/$300, on a 65% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $3.0 million. The personal liability coverage was placed with Munich American Re-Insurance Company (rated A+ by A.M. Best) through year-end 2002. Effective January 1, 2003, the Company entered into a 95% Personal Umbrella quota share agreement with Employers Reinsurance Corporation (rated A+ by A.M. Best). Through July 15, 2002 the Company's commercial liability umbrella policies were placed with Munich American Re-Insurance Company. On July 15, 2002 the

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE F-Reinsurance Activity (continued)

Company entered into a 95% Commercial Umbrella quota share agreement with Employers Reinsurance Corporation.

      Earned premiums and losses and loss adjustment expenses are stated in the accompanying consolidated financial statements after deductions for ceded reinsurance. Those deductions for reinsurance other than CAR are as follows:


                                                   Years ended December 31,
                                                ------------------------------
                                                  2002        2001       2000
                                                ------------------------------

Income Statement
  Written premiums ceded                        $101,913    $81,827    $76,946
  Earned premiums ceded                           90,075     77,226     73,354
  Losses and loss adjustment expenses ceded       47,658     40,514     30,797

Balance Sheet
  Unpaid losses and loss adjustment expenses      43,380     32,101     28,491
  Unearned premiums                               55,023     42,258     36,828

      The Company, as primary insurer, would be required to pay losses in their entirety in the event that the reinsurers were unable to discharge their obligations under the reinsurance agreements.

      Effective July 1, 2002, Commerce entered into a retrocessional reinsurance agreement with one of its quota share reinsurers who maintained a one third participation in Commerce's 75% quota share treaty. For a premium paid to Commerce, Commerce will indemnify the reinsurer if the reinsurer incurs a loss for a single event or occurrence over a certain threshold. Losses assumed by the reinsurer must first exceed $15,000 before a reimbursement will be made, by Commerce, to the reinsurer. Commerce's exposure to the reinsurer under this agreement is for a maximum of $35,000. The threshold translates into a $60,000 total loss event or occurrence to Commerce, $15,000 of which represents the reinsurers 25% portion of the quota share treaty, before the reinsurer would receive any benefit.

Commonwealth Automobile Reinsurers ("CAR")

      CAR, a state-mandated reinsurance mechanism, enables the Company and the other Servicing Carriers to reinsure any automobile risk that the insurer perceives to be under-priced at the premium level permitted by the Commissioner. Servicing Carriers, who are responsible for over 99.0% of total direct premiums written for personal automobile insurance in Massachusetts, are required to offer automobile insurance coverage to all eligible applicants pursuant to "take-all-comers" regulations, but may reinsure business with CAR.

      Since its inception, CAR has annually generated multi-million dollar underwriting losses, primarily in the personal automobile pool. The Company is required to share in the underwriting results of CAR business for its respective product lines. Under current regulations, the Company's share of the CAR personal or commercial deficit is based upon its market share for retained automobile risks for the particular pool, adjusted by a "utilization" concept, such that, in general, the Company is disproportionately and adversely affected if its relative use of CAR reinsurance exceeds that of the industry, and favorably affected if its relative use of CAR reinsurance is less

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE F-Reinsurance Activity (continued)

than that of the industry. For personal automobile writers, companies can reduce their participation ratio by writing credit eligible business voluntarily. Companies are provided credits against their participation ratio for writing those classes and territories of business that are purposefully under-priced in the Massachusetts rate setting process. The Company's strategy has been to maintain above average voluntary retention levels, as well as to voluntarily retain private passenger automobile business that receives credits. This favorably impacts the Company's participation ratio compared to its market share, but adversely impacts its voluntary loss ratio. During 2002, 2001 and 2000, the Company's net participation in the CAR personal automobile pool approximated 17.8%, 16.8% and 16.9%, respectively, as reported by CAR, compared to the Company's estimated market share in those years of 25.9%, 23.2% and 22.3%.

      Written premiums, earned premiums, losses and LAE incurred, underwriting expenses incurred and the liabilities for unearned premiums, unpaid losses and LAE ceded to and assumed from CAR were as follows:


                                                Years ended December 31,
                           ------------------------------------------------------------------
                                   2002                    2001                   2000
                           ------------------------------------------------------------------
                            Ceded       Assumed     Ceded      Assumed     Ceded      Assumed
                           ------------------------------------------------------------------

Income Statement
  Written premiums         $ 88,198    $ 96,269    $70,973    $ 79,360    $67,451    $ 81,659
  Earned premiums            80,241      90,594     72,648      80,176     69,120      81,300
  Losses and LAE
   incurred                 114,578     128,071     80,053     108,353     67,987     109,788
  Underwriting expenses           -      31,047          -      28,270          -      28,753

Balance Sheet
  Unearned premiums          52,374      47,374     44,399      41,699     44,791      42,515
  Unpaid losses and LAE     112,102     115,566     87,271     105,092     89,350     106,787

      The Company pays to CAR all of the premiums generated by the policies it has ceded and CAR reimburses the Company for all losses incurred on account of ceded policies. In addition, the Company receives a fee for servicing ceded policies based on the expense structure established by CAR. For the years ended December 31, 2002, 2001 and 2000, these servicing fees amounted to $18,668, $17,161 and $16,783, respectively.

      The Company presents assets and liabilities gross of reinsurance. The Residual Market Receivable represents the gross amount of reinsurance recoverable from CAR including unpaid losses, unearned premiums, paid losses recoverable and unpaid ceded and assumed premiums.

      The current CAR utilization-based participation ratio has been in place for the personal automobile market since 1994. During 2002, 2001 and 2000 the Company's amount of personal automobile exposures it reinsured through CAR approximated 4.9% for each year, as compared to industry averages of 7.5%, 7.7% and 8.4%, respectively.

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay their obligations. At the present time, the Company is not aware of any CAR member company who has failed to meet their obligations.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE F-Reinsurance Activity (continued)

      In a letter to the Massachusetts Insurance Commissioner (the "Commissioner") dated June 25, 2002, the Massachusetts Attorney General reported that, based on his examination of available information, he "believes that the CAR plan for providing access to insurance in the residual market does not comply with the CAR enabling statute, and must be changed to produce a fair and equitable market". The Attorney General's letter describes several factors that he believes support his findings and which he believes should be corrected in order to comply with Massachusetts law governing CAR. The Attorney General's letter calls on the Commissioner to work with him to address these issues. It is uncertain whether and to what extent the issues raised by the Attorney General will be addressed by the Commissioner. We cannot be certain whether changes, if any, would have a material impact on the Company.

NOTE G-Income Taxes

      The Company and its subsidiaries file a consolidated federal income tax return.

      The federal income tax expense (benefit) consisted of the following:


                     Years ended December 31,
                 ---------------------------------
                  2002         2001         2000
                 ---------------------------------
                            (Restated)

    Current      $ 32,956     $ 28,571     $32,849
    Deferred      (15,893)     (10,179)      5,457
                 ---------------------------------
                 $ 17,063     $ 18,392     $38,306
                 =================================

      Deferred taxes arise from temporary differences in the basis of assets and liabilities for tax and financial statement purposes. The sources of these differences and the related tax effects of the activities that occurred consisted of the following:


                                                                     Years ended December 31,
                                                               ------------------------------------
                                                                  2002         2001          2000
                                                               ------------------------------------
                                                                            (Restated)

Unearned premiums                                              $ (7,207)    $ (2,473)     $ (3,791)
Discounting of loss reserves                                     (3,297)         760          (332)
Deferred policy acquisition costs                                 7,589        1,839         4,482
Salvage and subrogation recoverable                                 357           32           (67)
Tax depreciation in excess of book depreciation                    (106)         109           311
Investment writedowns                                            (9,546)        (751)            -
Valuation allowance                                               3,936            -             -
Equity in earnings (losses) of preferred stock mutual funds      (5,591)       1,559         6,060
Equity in losses of venture capital fund investments              1,856       (3,342)            -
Employee stock option expense                                      (713)      (4,801)            -
Deferred income                                                  (4,040)      (2,550)         (891)
Other                                                               869         (561)         (315)
                                                               -----------------------------------
      Deferred income tax (benefits)                            (15,893)     (10,179)        5,457
Other comprehensive income                                        6,960          425        20,084
                                                               -----------------------------------
      Change in deferred tax asset                             $ (8,933)    $ (9,754)     $ 25,541
                                                               ===================================

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE G-Income Taxes (continued)

      Realization of a deferred tax asset is dependent on generating sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets except for the $3,936 in tax asset related to realized investment losses will be realized. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2002, a valuation allowance of $3,936 was recorded representing the tax effect related to realized investment losses that may not be recoverable due to the uncertainties as to the amount of realized investment gains that may be available in the future. The amount of the deferred tax asset considered realizable, however, could be increased (reduced) in the near term if estimates of future taxable income or unrealized gains are increased (reduced).

      Deferred tax liabilities (assets) were comprised of the following at December 31, 2002 and 2001:


                                                           2002          2001
                                                        ------------------------
                                                                      (Restated)

Unearned premiums                                       $ (41,113)     $(33,906)
Discounting of loss reserves                              (24,147)      (20,850)
Equity in losses of preferred stock mutual funds           (7,847)       (2,256)
Equity in losses of venture capital fund investments       (1,486)       (3,342)
Employee stock option expense                              (5,514)       (4,801)
Investment writedowns                                     (10,297)         (751)
Deferred income                                            (8,916)       (4,876)
Other                                                      (3,028)       (3,484)
                                                        -----------------------
                                                         (102,348)      (74,266)
Valuation allowance                                         3,936             -
                                                        -----------------------
      Deferred tax assets                                 (98,412)      (74,266)
                                                        -----------------------
Deferred policy acquisition costs                          48,384        40,795
Salvage and subrogation recoverable                         2,466         2,109
Tax depreciation in excess of book depreciation             2,051         2,157
Net accumulated comprehensive income                       13,603         6,643
Other                                                       1,180           767
                                                        -----------------------
      Deferred tax liabilities                             67,684        52,471
                                                        -----------------------
      Net deferred tax asset                            $ (30,728)     $(21,795)
                                                        =======================

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE G-Income Taxes (continued)

      Federal income tax on income is less than the amount computed by applying the statutory rate of 35% for the years ended 2002, 2001 and 2000 for the following reasons:


                                                        Years ended December 31,
                                      -----------------------------------------------------------
                                             2002                  2001                 2000
                                      -----------------------------------------------------------
                                                                (Restated)

Tax at statutory rate                 $18,220      35.0%    $37,724     35.0%    $59,523     35.0%
Tax exempt interest                    (5,556)    (10.7)     (7,123)    (6.6)     (8,314)    (4.9)
Dividends paid to ESOP
 participants                            (844)     (1.6)       (848)    (0.8)       (899)    (0.5)
Dividends received deduction           (9,100)    (17.5)     (7,510)    (7.0)     (8,123)    (4.8)
Valuation allowance                     3,936       7.6           -        -           -        -
Realized losses ineligible for tax
 deduction                             10,874      20.9           -        -           -        -
Amortization of excess of book
 value of subsidiary interest
 over cost                                  -         -      (1,186)    (1.1)     (1,186)    (0.7)
Amortization of preferred stock
 mutual fund negative goodwill              -         -      (1,043)    (0.9)     (3,242)    (1.9)
Other                                    (467)     (0.9)     (1,622)    (1.5)        547      0.3
                                      -----------------------------------------------------------
Tax at effective rate                 $17,063      32.8%    $18,392     17.1%    $38,306     22.5%
                                      ===========================================================

NOTE H-Related-Party Transactions

      The Company has made loans to insurance agencies with which Commerce transacts business on a regular basis. At December 31, 2002, eleven loans with an aggregate outstanding principal balance of $2,847, were collateralized by the assets of the agencies, and in addition, one loan with an outstanding balance of $298 was collateralized by real estate as the primary collateral and the assets of the agency as secondary collateral. There were no loans to insurance agencies collateralized solely by real estate. At December 31, 2001, eleven loans with an aggregate outstanding balance of $3,143 were collateralized by the assets of the agencies, and in addition, one loan with an outstanding balance of $313 was collateralized by real estate as the primary collateral and the assets of the agency as secondary collateral.

      A Senior Vice President of Commerce has one mortgage loan outstanding (6 1/4% interest rate) with the Company with a principal balance of $22 and $25 at December 31, 2002 and 2001, respectively. This loan was made in the ordinary course of the Company's mortgage business, on the same terms as similar mortgage transactions with non-related persons, does not involve other than normal risk of collectibility or contain other favorable features, and there have been no changes to the loan terms since the loan was originated. In March of 2003 this loan was paid-off.

      The immediate family of Raymond J. Lauring, a Director of the Company, owns more than a 10% equity interest in Lauring Construction Company. Mr. Lauring has no ownership interest in Lauring Construction Company. During 2002, Lauring Construction Company provided construction and construction management services in connection with a contract for the estimated $13 million renovation of a 130,000 square foot building purchased by the Company. Terms of the contract provide for a fixed fee of $650 for supervision of management of the project. Total pay-

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE H-Related-Party Transactions (continued)

ments on the supervision and management services portion of the contract in 2002 were $275. Payments to Lauring Construction Company in 2002 for actual materials used and construction work performed on this project were $2,308, and payments for other work unrelated to the project were $33.

NOTE I-Employee Stock Ownership Plan and 401(k) Plan

      The Company offers an Employee Stock Ownership Plan ("ESOP") and
401(k) Plan for the benefit of substantially all employees, including those of the Company's subsidiaries. The ESOP is noncontributory on the part of Participants and contributions are made at the discretion of the Board of Directors. The Company is under no obligation to make contributions or maintain the ESOP for any length of time, and may completely discontinue or terminate the ESOP at any time without liability. Contributions by the Company and subsidiaries to the ESOP for the years ended December 31, 2002, 2001 and 2000 were $8,070, $7,502 and $5,702, respectively. The increase from 2002 to 2001 was primarily due to an increase in employees. The increase in the contribution in 2001 over 2000 was primarily due to the inclusion of American Commerce employees into the Plan. The ESOP held 2,921,033 and 2,989,046 shares of the Company's common stock at December
31, 2002 and 2001, respectively. ESOP Participants who are current employees of the Company or its subsidiaries and who are 100% vested in their ESOP accounts can annually elect to transfer out of the ESOP up to 100% of their allocated Company stock in the form of an eligible rollover distribution into another eligible retirement plan, such as a qualified individual retirement arrangement. Approximately 2,159,000 shares owned by Participants in the ESOP at December 31, 2002 are allocated to the ESOP accounts of these individuals. ESOP Participants who are former employees of the Company may generally elect to withdraw from the ESOP the total amount of shares allocated to their accounts at any time. Approximately 557,000 shares held by the ESOP at December 31, 2002 are allocated to the ESOP accounts of these individuals. The remaining approximately 205,000 shares held by the ESOP at December 31, 2002 are allocated to the ESOP accounts of Participants who have not yet reached 100% vesting in their account balances. These shares had a fair value, based on the Company's closing stock price at December 31, 2002 of $37.49 per share totaling $7,685. Disposition of these unvested shares is restricted under the ESOP. The Company pays for administration of the ESOP.

      The 401(k) Plan, implemented in September 1998, enables eligible employees to contribute up to 60% of eligible compensation on a pre-tax basis up to the annual maximum limits under federal tax law. The Company incurs no expenses in the form of matching contributions but does pay for administration of the Plan. In 2003 the 401(k) was merged into the ESOP.

NOTE J-American Commerce Pension and Post-Retirement Benefits

      Effective June 1, 2000, the Directors of American Commerce voted to terminate the American Commerce noncontributory defined benefit pension plan (the "pension plan") and transition on January 1, 2001 to the ESOP. The payment of the termination liability to participants from previously funded assets of the pension plan amounted to $4,558 in 2000. The Company has no further obligations under this terminated pension plan.

      Effective January 1, 2001, the Directors of American Commerce voted to merge the 401(k) Plan with the Company's Plan. Previously, American Commerce maintained a separate 401(k) Plan for the benefit of substantially all of its employees. American Commerce matched 50% of all

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE J-American Commerce Pension and Post-Retirement Benefits (Continued)

employee contributions up to 6% of pay. Both American Commerce and its employees shared in administration expenses of the plan. American Commerce did not contribute to the plan in 2002 and 2001 due to the aforementioned merger. American Commerce contributed $181 to the plan in 2000.

      Effective May 1, 2002, the Directors of American Commerce voted to terminate that portion of the American Commerce noncontributory post-retirement benefit plan (the "post-retirement plan") applicable to future retirees. The post-retirement plan provides benefits for retirees that include medical, dental and life insurance coverages. Retirees at May 1, 2002 and employees who retired prior to that date remained eligible for post-retirement benefits. Dental coverage ceases at age 65 and life insurance coverage decreases based upon the age of the participant until the attainment of age 70 and thereafter. Participants' spouses are also covered under the post-retirement plan. The cost of post-retirement medical, dental and life insurance benefits was accrued over the active service periods of employees to the date they attained full eligibility for such benefits. It is the policy of American Commerce to pay for post-retirement benefits as incurred.

      The following table shows, as of December 31, 2002 and 2001, the American Commerce post-retirement benefit plan funded status reconciled with amounts reported in the consolidated balance sheet and the assumptions used in determining the actuarial present value of the benefit obligation:


                                            2002        2001
                                          --------------------

Plan assets at fair value                 $     -     $     -
Accumulated benefit obligation:
  Retirees                                  1,492       1,448
  Active participants, fully eligible           -         790
  Active participants, not eligible             -       1,812
                                          -------------------
Projected benefit obligation                1,492       4,050
                                          -------------------
Unfunded status of plan                    (1,492)     (4,050)
Unrecognized prior service costs                -         (17)
Unrecognized net transition obligation          -       1,087
Unrecognized net gain                           -        (641)
                                          -------------------
      Accrued benefit cost                $(1,492)    $(3,621)
                                          ===================
Assumptions:
  Weighted average discount rate              7.0%        7.0%

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE J-American Commerce Pension and Post-Retirement Benefits (Continued)

      Net periodic cost of the American Commerce post-retirement benefit plan for the periods ended December 31, 2002, 2001 and 2000 includes the following components:


                                                            2002       2001     2000
                                                          ---------------------------

Service cost-benefits earned                              $    63     $ 250     $ 246
Interest cost on projected benefit obligation                 131       248       265
Actual return on plan assets                                    -         -         -
Amortization of unrecognized net transition obligation      1,087        99        99
Amortization of unrecognized prior service cost               (17)       (3)       (3)
Amortization of unrecognized gain                          (3,310)      (25)        -
Net asset loss deferred for later recognition                   -         -         -
                                                          ---------------------------
      Net periodic cost (benefit)                         $(2,046)    $ 569     $ 607
                                                          ===========================

      The assumed health care cost trend rate for 2002 was 8.0% and 7.0% for medical and dental, respectively. These rates grade down until the final trend rates of 6.0% and 5.0% for medical and dental, respectively, are reached in 2010. A one percentage point increase in the assumed health and dental cost trend rates increases the sum of the service and interest costs components of the 2002, 2001 and 2000 periodic post-retirement benefit cost by 16.9%, 16.3% and 20.4% respectively, and the accumulated post-retirement benefit obligation as of December 31, 2002, 2001 and 2000 by 10.9%, 16.6% and 17.7%, respectively.

NOTE K-Directors' Retirement Compensation Plan

      During 2000, the Company's Directors approved a Directors' Retirement Compensation Plan (the "Retirement Plan"). The Retirement Plan becomes effective for each Company Director upon terminating service on the Company's Board of Directors (the "Board") providing that such termination was not made under conditions adverse to the Company's interest. Effective with the annual meeting wherein the Director is not reappointed to the Board, and provided benefits are not paid until such time as the Director has attained the age of 65, the Company will pay an annual retirement benefit equal to 50% of the average annual total compensation of the Director for the immediately preceding three full years ("the three year average compensation"). The annual retirement benefit of 50% of the three year average compensation vests at the rate of 4.0% for each year of Board (or subsidiary) service up to a maximum of 100% vesting through termination of service. Payments continue for a maximum of ten years over the remaining life of the terminated Director, or his or her then spouse, if the Director pre-deceases the spouse. No payments are to be made after the death of the Director and spouse. Expenses related to the Retirement Plan in 2002, 2001 and 2000 amounted to $117, $178 and $2,364, respectively. A total of $36, $19 and $19 was paid under the Retirement Plan in 2002, 2001 and 2000.

NOTE L-Stockholders' Equity

Book Value Awards, Stock Appreciation Rights and Stock Options Program

      During 2002, the Company's stockholders approved the Amended and Restated Incentive Compensation Plan ("the Incentive Compensation Plan") which provides for the award of incentive stock options, non-qualified stock options, book value awards, stock appreciation rights, restricted stock and performance stock units. Up to 5,000,000 shares of common stock (subject to

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                (Thousands of Dollars Except Per Share Data)

NOTE L-Stockholder's Equity (continued)

increase for anti-dilution adjustments) may be issued under the Incentive Compensation Plan, including shares that may be issued pursuant to awards of restricted stock or upon the exercise of common stock equivalent awards such as stock options and stock appreciation rights payable in the form of common stock (not in the form of cash). At the discretion of the compensation committee all directors, officers and other senior management employees of the Company or any of its subsidiaries are eligible to participate in this Incentive Compensation Plan.

      Book value awards issued relating to the Incentive Compensation Plan totaled 1,268,784, 474,541 and 496,685 in 2002, 2001 and 2000,
respectively. Expenses relating to book value awards were $1,700, $1,577 and $3,081 in 2002, 2001 and 2000, respectively. Grants under the SAR plan ceased after 1998 and were replaced with the stock option program. No SARs were outstanding at December 31, 2002. No expenses relating to stock appreciation rights were incurred in 2002 and 2001. Expenses relating to stock appreciation rights were $760 in 2000. The outstanding book value awards entitle the holders to cash payments based upon the extent to which, if at all, the per share book value exceeds certain thresholds set at the time the award was granted.

      Employee stock options ("options") granted during 2001, 2000 and 1999 relating to the Incentive Compensation Plan totaled 1,184,343, 644,520 and 700,179, respectively, including the issuance of options previously terminated. No options were granted in 2002. The outstanding options entitle the recipient to purchase the Company's common stock based upon the extent to which, if at all, the per share market value of the common stock exceeds certain thresholds set at the time the option was granted. Unexercised options terminate not later than eight years after the date of grant.

      Aggregate liabilities for the combined programs were $10,926 and $10,256 at December 31, 2002 and 2001, respectively.

      The following is a summary of the changes in options outstanding under the Incentive Compensation Plan for the three years ended December 31, 2002:


                                                        Weighted
                                                         Average
                                                        Exercise
                                              Shares      Price
                                            --------------------

Options outstanding at January 1, 2000        700,179   $ 33.06
  Granted April 5, 2000                       644,520     31.59
  Terminated                                   (5,888)    32.81
                                            -------------------
Options outstanding at December 31, 2000    1,338,811     32.35
  Granted April 6, 2001                     1,184,343     30.80
  Terminated                                  (80,818)    34.74
                                            -------------------
Options outstanding at December 31, 2001    2,442,336     31.52
  Exercised                                  (281,627)    32.81
                                            -------------------
Options outstanding at December 31, 2002    2,160,709   $ 31.35
                                            ===================

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                (Thousands of Dollars Except Per Share Data)

NOTE L-Stockholder's Equity (continued)

      At December 31, 2002, 2,557,664 shares of common stock may be awarded in the future under the Incentive Compensation Plan approved by the Company's stockholders in May, 2002. Under the Management Incentive Plan approved by the Company's stockholders in May, 1994, 57,664 shares of common stock were available to be awarded in the future at December 31, 2001.

      Only the options granted in 1999 were exercisable at December 31, 2002. At December 31, 2002, the Company adopted variable accounting treatment of employee stock options granted in 1999 and 2000 in accordance with APB Opinion 25 and related interpretations. The impact of the restatement for the year ended 2001 resulted in a decrease to net earnings of $2,840 or $0.08 per diluted share. Expenses related for the options granted in 1999 and 2000 were $2,149 in 2002.

      The Company continues to comply with APB Opinion 25 and related interpretations in applying fixed accounting for the employee stock options granted in 2001. Under the provisions of APB Opinion 25, no expense was recognized for these options in 2002 or 2001. In compliance with SFAS No. 123, the Company has elected to provide pro-forma disclosure. Had the Company recognized such expense, the Company's net earnings and earnings per share would have approximated the pro-forma amounts indicated below for the years since issuance:


                                 2002        2001
                               ---------------------
                                          (Restated)

Net earnings:
  As reported                  $46,755     $90,253
  Pro-forma                    $45,326     $89,181
Basic earnings per share:
  As reported                  $  1.43     $  2.69
  Pro-forma                    $  1.38     $  2.65
Diluted earnings per share:
  As reported                  $  1.42     $  2.67
  Pro-forma                    $  1.37     $  2.64

      The fair value of employee options granted in 2001 was estimated on the date of grant, using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions were:


               Weighted average fair value        $ 5.57
               Dividend yield                       3.5%
               Expected volatility                 29.5%
               Risk-free interest rate              2.7%
               Expected option life in years        3.5%

      Additionally, the Company granted 475,000 and 250,000 options to certain agents ("agents' options") of American Commerce (the "American Commerce Agents' Plan") in 2002 and 2001, respectively. The right of the recipient to exercise these agents' options is contingent upon the average volume of other-than-Massachusetts private passenger automobile and homeowners direct written premiums placed and maintained with American Commerce for a five year period specified in the agents' option agreement. If qualified, the recipient may purchase the Company's common stock at the exercise price for a period of five years beginning five years after the date of

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 and 2000
              (Thousands of Dollars Except for Per Share Data)

NOTE L-Stockholder's Equity (continued)

the grant ("the confirmation date"). Unexercised agents' options terminate not later than ten years after the date of the grant ("the expiration date"). In conjunction with meeting specified premium growth levels over the term of the agents' options, the Company provided "put rights" to the holders of the agents' options granted in 1999. These put rights permit the agents' option holders to require the Company to purchase the agents' options at the difference between $40.00 less the exercise price, at any time from and after the confirmation date through and including the expiration date. Expenses related to these options, determined in accordance with the fair value accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", amounted to $1,543 in 2002, $2,862 in 2001 and $1,307 in 2000. The American Commerce Agent's Plan has not been approved and is not required to be approved by the Company's stockholders.

      The following is a summary of the changes in agents' options outstanding under the American Commerce Agents' Plan:


                                                                 Weighted
                                                                 Average
                                                                 Exercise
                                                     Shares       Price
                                                    ---------------------

Agents' options outstanding at January 1, 2000      1,872,380     $36.32
  Granted                                                   -          -
                                                    --------------------
Agents' options outstanding at December 31, 2000    1,872,380      36.32
  Granted                                             250,000      41.97
                                                    --------------------
Agents' options outstanding at December 31, 2001    2,122,380      36.99
  Granted                                             475,000      49.50
                                                    --------------------
Agents' options outstanding at December 31, 2002    2,597,380     $39.27
                                                    ====================

      No agents' options were exercisable at December 31, 2002, 2001, and 2000.

      The fair value of each agents' option granted under the American Commerce Agents' Plan was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:


                                          December 31,
                                       -----------------
                                        2002        2001
                                       -----------------

      Dividend yield                    3.53%       3.16%
      Expected volatility              29.50%      28.30%
      Risk-free interest rate           2.71%       4.04%
      Expected option life in years        7           7

      The estimated weighted average fair value per share of the agents' options under the American Commerce Agents' Plan was $5.03, $5.63 and $4.48 at December 31, 2002, 2001 and 2000, respectively.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
              (Thousands of Dollars Except for Per Share Data)

NOTE M-Net Capital Requirements

      The insurance companies included in the consolidated financial statements are subject to the financial capacity guidelines established by their respective state Divisions of Insurance. Every Massachusetts insurance company seeking to make any dividend or other distributions to its stockholders may, within certain limitations, pay such dividends and then file a report with the Commissioner. Dividends in excess of these limitations are called extraordinary dividends. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months exceeds the greater of ten percent of the insurer's surplus as regards policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 2002, 2001 and 2000. California and Ohio have similar regulations. No extraordinary dividend was paid by American Commerce in 2002, 2001 and 2000 and no dividends were paid by Commerce West since its acquisition.

      To the extent Commerce and Citation are restricted from paying dividends to CHI, CHI will be limited in its ability to pay dividends to the Company. On this basis, the Company's ability to pay dividends to its stockholders is limited. During 2002, Commerce and Citation paid $60,850 and $10,714 in dividends, respectively to CHI; CHI then paid $71,505 to the Company in March 2002. During 2001, Commerce and Citation paid $55,200 and $10,868 in dividends, respectively, to CHI; CHI then paid $65,835 to the Company in March 2001. Commerce West did not pay dividends on their common stock in 2002 and 2001. American Commerce did not pay dividends in 2002 but paid ACIC Holding Co., Inc. a dividend of $9,281 in 2001. ACIC Holding Co., Inc. did not pay dividends in 2002 but paid Commerce dividends of $9,582 in 2001, on its outstanding preferred stock.

      The Board of Directors of the Company voted to declare four quarterly dividends to stockholders of record totaling $1.23 per share and $1.19 per share in 2002 and 2001, respectively. On May 19, 2002, the Board voted to increase the quarterly stockholder dividend from $0.30 to $0.31 per share to stockholders of record as of June 4, 2002. Prior to that declaration, the Company paid quarterly dividends of $0.30 per share dating back to May 21, 2001 when the Board voted to increase the dividend from $0.29 to $0.30 per share.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
              (Thousands of Dollars Except for Per Share Data)

NOTE N-Statutory Balances

      Following is a GAAP to Statutory reconciliation for both earnings and policyholders surplus for the combined operations of Commerce, Citation, Commerce West and American Commerce:


                                           2002                      2001                      2000
                                  -------------------------------------------------------------------------
                                  Earnings      Equity      Earnings      Equity      Earnings      Equity
                                  -------------------------------------------------------------------------
                                                                  (Restated)

GAAP                              $ 49,433     $776,512     $ 94,358     $785,772     $136,425     $756,922
Deferred income taxes
 (benefits)                        (15,793)      38,661       (5,540)      34,518        6,077       (9,227)
Deferred acquisition costs         (21,684)    (138,242)      (5,252)    (116,557)     (12,805)    (111,305)
Bonds-book versus market                 -      (20,785)           -      (11,578)           -       (5,726)
Preferred stock-market
 versus book                             -       (7,149)           -          467            -        1,506
Deferred income                      1,380        8,183         (692)       6,802          231        7,493
Deferred service fee income
 (expense)                            (943)       1,821        1,067        2,765          412        1,698
Deferred reinsurance
 commissions                         3,924       18,769        1,560       14,834        1,896       13,276
Statutory reserve over
 statement reserves                      -         (115)           -         (115)           -       (1,042)
Goodwill in subsidiary                 166       (3,129)        (290)       1,065         (290)       1,355
Pension and post-retirement
 benefit                            (2,015)           -           55        1,929       (2,072)       1,875
Yield to worst amortization            274       (3,562)        (201)      (3,803)           -            -
Non-admitted assets                      -       (8,453)           -       (8,682)           -       (4,308)
Adjustment for non-insurance
 company subsidiary                    (97)      (1,033)       6,014        6,840        6,021        8,324
Equity in earnings (losses) of
 preferred stock mutual
 funds reflected in GAAP
 earnings                           44,363            -       (4,583)           -      (26,575)           -
Equity in earnings (losses) of
 venture capital funds
 reflected in GAAP earnings          4,399            -        9,548            -            -            -
Equity in earnings (losses) of
 Liquidation Special Trust
 reflected in GAAP earnings          2,484            -       (2,561)           -            -            -
Change in accounting
 principle                         (11,237)           -
Restatement for option
 accounting                              -            -        1,400        1,400            -            -
Other                                  466          531          135          275         (578)         121
                                  -------------------------------------------------------------------------
      Total adjustments              5,687     (114,503)         660      (69,840)     (27,683)     (95,960)
                                  -------------------------------------------------------------------------
Statutory                         $ 55,120     $662,009     $ 95,018     $715,932     $108,742     $660,962
                                  =========================================================================

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
              (Thousands of Dollars Except for Per Share Data)

NOTE O - Segment Information

      The Company has four reportable segments: (1) property and casualty insurance-Massachusetts; (2) property and casualty insurance-other than Massachusetts; (3) real estate and commercial lending; and, (4) corporate and other. The Company's property and casualty insurance operations are written through Commerce, Citation, Commerce West, and American Commerce and are marketed to affinity groups, individuals, families and businesses through the Company's relationships with professional independent insurance agencies. The Company's real estate and commercial lending operations are a result of insurance companies having the authority to invest in mortgages. The Company's wholly-owned subsidiary, Bay Finance Company, Inc., originates and services residential and commercial mortgages in Massachusetts and Connecticut. The corporate and other segment represents the remainder of the Company's activities, including those of the parent company.

      The Company evaluates performance and allocates resources based primarily on the property and casualty insurance segments, which represents over 99% of the Company's total revenue for the past three years. The accounting policies of the reportable segments are the same as those described in NOTE A-Summary of Significant Accounting Policies.

      Selected information by industry segment for 2002, 2001 and 2000 is summarized as follows:


                                                       Earnings (Losses)
                                                      Before Income Taxes,
                                                      Change in Accounting
                                                         Principle, and       Identifiable
                                         Revenue       Minority Interest      Assets
                                        --------------------------------------------------

2002
  Property and casualty insurance
    Massachusetts                       $1,092,396          $  72,903          $2,073,853
    Other than Massachusetts               161,962            (17,034)            269,091
  Real estate and commercial lending         2,737              2,737              27,554
  Corporate and other                           24             (6,580)             12,190
                                        -------------------------------------------------
      Consolidated                      $1,257,119          $  52,026          $2,382,688
                                        =================================================

2001 (Restated)
  Property and casualty insurance
    Massachusetts                       $1,011,318          $ 118,657          $1,857,921
    Other than Massachusetts               135,483             (6,730)            245,397
  Real estate and commercial lending         3,592              3,592              40,483
  Corporate and other                        3,397             (7,737)             10,830
                                        -------------------------------------------------
      Consolidated                      $1,153,790          $ 107,782          $2,154,631
                                        =================================================

2000
  Property and casualty insurance
    Massachusetts                       $  969,624          $ 164,237          $1,780,724
    Other than Massachusetts               121,028              7,115             236,240
  Real estate and commercial lending         5,407              5,407              52,327
  Corporate and other                        3,421             (6,693)              6,323
                                        -------------------------------------------------
      Consolidated                      $1,099,480          $ 170,066          $2,075,614
                                        =================================================

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE P-Supplement to Consolidated Statements of Cash Flows

      During the years ended December 31, 2002, 2001 and 2000, the Company did not acquire any property through foreclosure of mortgages.

NOTE Q-Insolvency Fund Assessments

Protection Against Insurer Insolvency-Massachusetts

      All of the insurers writing the types of insurance covered by the Massachusetts Insurers Insolvency Fund ("MIIF") are MIIF members. MIIF is obligated to pay any unpaid claim, up to $300, against an insolvent insurer if the claims existed prior to the declaration of insolvency or arose within 60 days thereafter. MIIF assesses members the amounts it deems necessary to pay both its obligations and the expenses of handling covered claims. Subject to certain limitations, assessments are made in the proportion that each member's net written premiums for the preceding calendar year for all property and casualty lines of business bore to the corresponding net written premiums for all members for the same period.
The statute that established MIIF also provides for the recoupment by insurers of amounts paid to MIIF. Historically, the Commissioner has allowed insurers to recoup the amounts they paid MIIF through rate adjustments.

      From MIIF's inception, on August 2, 1972 through December 31, 2002, the MIIF has approved assessments totaling $225,071, of which the Company's share was approximately $20,182. It is anticipated that there will be additional assessments from time to time relating to various insolvencies. By statute, no insurer may be assessed in any year an amount greater than two percent of that insurer's direct written premiums for the calendar year preceding the assessment. Although the timing and amounts of any such assessments are not known, based on existing knowledge, management is of the opinion that such assessments will not have a material effect on the consolidated financial position of the Company. MIIF assessed the Company $4,496 during 2002 and $3,111 for the year ended December 31, 2001. The assessment for 2002 was the result of six insolvencies. It was primarily the result of the Credit General Insurance Company Insolvency, $1,154, Trust Insurance Company Insolvency, $1,074 and New England Fidelity Insurance Company Insolvency, $1,033. The assessment for 2001 was primarily the result of two insolvencies, The Trust Insurance Company and New England Fidelity Insurance Company, $1,244 and $1,867, respectively. These amounts were offset by refunds for prior year assessments on numerous insurers' insolvencies.

Protection Against Insurer Insolvency-Other States

      Commerce West, domiciled in California, is covered by the California Insurance Guarantee Association. American Commerce, domiciled in Ohio, is covered by the Ohio Guarantee Association. Both companies are also covered by similar associations in the states where they do business. These associations operate similarly to the MIIF described earlier. Payments made by American Commerce to the associations that they are covered under were $107 in 2002 and $125 in 2001. No payments were made to these associations for insolvency assessments by Commerce West in 2002 and 2001.

NOTE R-Commitments

      In 2000, Commerce entered into a Limited Partnership Agreement with Conning Partners VI, L.P., a Delaware Limited Partnership. This partnership agreement required a commitment by

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)

NOTE R - Commitments (continued)

the Company to invest up to $50,000 into the partnership. To date the Company has invested $25,056 into the partnership, leaving a balance for funds available for commitment to the partnership of $24,944. The partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity, equity-related and other securities issued in expansion financing, start-ups, buy-outs and recapitalization transactions relating to companies in the areas of insurance, financial services, e-commerce, healthcare, and related businesses, including, without limitation, service and technology enterprises supporting such businesses, in order to realize long-term capital returns, all as determined and managed by the General Partner for the benefit of the Partners.

      Also in 2000, Commerce entered into a Limited Partnership Agreement with Distribution Partners Investment Capital, L.P. a Delaware Limited Partnership. This partnership agreement required a commitment by the Company to invest up to $3,500 into the partnership. To date the Company has invested $2,555 into the partnership leaving a balance of $945 for funds still committed. The partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity and equity-related securities of companies operating in the area of insurance distribution and distribution related activities, all as determined and managed by the General Partner for the benefit of the Partners.

NOTE S-Legal Proceedings

      As is common with property and casualty insurance companies, the Company is a defendant in various legal actions arising from the normal course of its business, including claims based on Massachusetts Chapter 176D and Chapter 93A. Similar provisions exist in other states where the Company does business. These proceedings are considered to be ordinary to operations or without foundation in fact. Management is of the opinion that these actions will not have a material adverse effect on the consolidated financial position of the Company.

      The Company previously disclosed that a purported class action lawsuit was pending in Massachusetts state court against The Commerce Insurance Company ("Commerce"). The lawsuit, titled "Elena Given, individually and as a representative of all persons similarly situated v. The Commerce Insurance Company," alleges damages as a result of the alleged inherent diminished value to vehicles that are involved in accidents. In April 2002, the trial judge in that case entered partial summary judgment for the plaintiff on the issue of whether the Massachusetts automobile policy covers her claim, ruling that the plaintiff would be entitled to reimbursement under the policy if the plaintiff were able both to prove that her vehicle suffered "inherent diminished value" in the accident and to quantify the amount of such diminution in value. Subsequently the Massachusetts Division of Insurance issued an Advisory ruling in which it stated, among other things, its position that the policy does not cover claims for "inherent diminished value." In July of 2002, the trial judge, stayed the trial and granted the Company's motion to have the appellate court review the issue of whether the Massachusetts automobile policy provides coverage for inherent diminished value. During the third quarter of 2002, the Company applied for direct appellate review of this issue by the Supreme Judicial Court of Massachusetts ("SJC"), and this application was granted. Another Superior Court judge in Massachusetts ruled, in a similar case brought by the same plaintiff counsel against another insurer, that claims for diminution of value are not covered by the Massachusetts automobile insurance policy. The Company's and the other insurer's cases have been paired and oral arguments were heard at the SJC on March 4, 2003. A decision is expected within 120 days of the oral argument. If the SJC agrees with the Given trial judge's

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2002, 2001 (Restated) and 2000
              (Thousands of Dollars Except for Per Share Data)

NOTE S-Legal Proceedings (continued)

interpretation of the Massachusetts personal automobile insurance policy, then the case will be remanded to the trial court, where the Company would vigorously oppose class certification. No reserve has been established for the potential liability in connection with this case because the Company is unable to estimate the potential exposure of this purported class action lawsuit. However, if there were a final decision certifying that a relatively large class of the Company's policyholders is entitled to recover damages based upon the inherent diminished value theory, the Company may have to increase materially its loss and loss adjustment expense reserves as a result. Other insurance companies face similar suits in cases outside of Massachusetts.

NOTE T-Quarterly Results of Operations (Unaudited)

      An unaudited summary of the Company's 2002 and 2001 quarterly performance is as follows:


                                      First         Second        Third        Fourth
2002                                 Quarter       Quarter       Quarter      Quarter
--------------------------------------------------------------------------------------
                                    (Restated)    (Restated)    (Restated)

Total revenues                       $312,153      $294,788      $327,770     $322,408
Net earnings                           33,970       (1,300)        12,628        1,457
Comprehensive income                   38,094        8,242         (2,425)      15,714
Operating earnings (1)                 26,420       22,762         25,984       29,514
Net earnings per common share
  Basic                                  1.03        (0.04)          0.39         0.05
  Diluted                                1.02        (0.04)          0.38         0.06
Operating earnings per share (1)
  Basic                                  0.80         0.69           0.79         0.91
  Diluted                                0.79         0.68           0.79         0.91
Cash dividends paid per share            0.30         0.31           0.31         0.31


                                      First         Second        Third        Fourth
2001                                 Quarter       Quarter       Quarter      Quarter
--------------------------------------------------------------------------------------
                                    (Restated)    (Restated)    (Restated)

Total revenues                       $273,423      $289,290      $294,630     $296,447
Net earnings                           14,477        26,348        21,281       28,147
Comprehensive income                    8,874        37,656        18,965       25,319
Operating earnings (1)                 20,480        26,580        23,419       28,401
Net earnings per common share
  Basic                                  0.43          0.78          0.63         0.85
  Diluted                                0.43          0.78          0.63         0.84
Operating earnings per share (1)
  Basic                                  0.60          0.79          0.70         0.85
  Diluted                                0.61          0.78          0.69         0.85
Cash dividends paid per share            0.29          0.30          0.30         0.30

--------------------
<F1>  The above figures are presented to provide information to the reader due to the amount of, and fluctuations in, net realized gains and losses. The amounts noted, which exclude the after-tax impact of net realized investment gains (losses), the income effect of a required change in accounting principle and the after-tax impact of employee stock option variable accounting treatment, are important measures of corporate performance. Operating earnings per share, basic and diluted, are calculated identically to net earnings per common, basic and diluted, (see NOTE A15), with the exception that the number divided by the weighted shares would be operating earnings.

                 MANAGEMENT'S DISCUSSION ON THE SUPPLEMENTAL
                     INFORMATION OF INSURANCE OPERATIONS
                           (Thousands of Dollars)

      The following tables depict the progress of the insurance operations of the Company over the past fifteen years. For these years of operation, net premiums written amounted to $9,572,056. During this period, the aggregate statutory financial ratios were 70.4% for losses and loss expenses and 25.9% for underwriting expenses resulting in an aggregate combined ratio of 96.3%. Total net investment income amounted to $964,849 or 10.1% of net premiums written. Net realized gains were $7,273. Stockholders' equity was $46,081 at the beginning of 1988 and $776,512, at the end of 2002, resulting in an average annual increase in excess of 22.0%, excluding dividends. This figure including dividends paid would have been 22.6%. The progress of the insurance operations during the most recent five-year period, compared to the two previous five-year periods, can best be illustrated by the following comparison:


                                                                 5-Year Period
                                                   ----------------------------------------
                                                     1998-02        1993-97        1988-92
                                                   ----------------------------------------

Direct premiums written                            $5,375,919     $3,353,450     $2,029,313
Net premiums written                                5,057,933      3,209,105      1,305,018
Net investment income                                 476,118        353,152        135,579
Net realized gains (losses)                           (75,854)        60,240         22,887
Stockholders' equity at end of period                 776,512        612,445        265,616
Statutory Financial Ratios (Unaudited)
  Losses and loss expenses to premiums earned            73.2%          67.7%          65.6%
  Underwriting expenses to net premiums written          25.0           26.7           27.6
                                                   ----------------------------------------
   Combined ratio                                        98.2%          94.4%          93.2%
                                                   ========================================
Increase in Stockholders' Equity                         25.7%          94.1%         210.5%
                                                   ========================================

      The insurance operations of the Company include the operating results of Commerce and Citation, along with Commerce's subsidiary companies, Commerce West and American Commerce. Citation commenced business in 1981 as a wholly-owned subsidiary of Commerce. On December 31, 1989, the ownership of Citation was transferred to The Commerce Group, Inc. In September 1993, ownership of both Commerce and Citation was transferred from The Commerce Group, Inc. to CHI, a subsidiary of The Commerce Group, Inc. Results of Commerce West are included since its acquisition by Commerce on August 31, 1995. Results of American Commerce are included since its acquisition by Commerce on January 29, 1999. During 2001 certain amounts for years 1996 through 2000 were restated due to the change in accounting for closed-end preferred stock mutual funds to the equity method, reflected as realized gains or losses. During 2002, certain amounts for 2001 were restated. This restatement was the result of applying variable accounting for employee stock options that were previously accounted for on a fixed accounting basis.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
              COMBINED BALANCE SHEETS OF INSURANCE SUBSIDIARIES
                                December 31,
                           (Thousands of Dollars)

                                       2002          2001          2000          1999          1998          1997          1996
                                    ----------------------------------------------------------------------------------------------
                                                  (Restated)

                                                              ASSETS

Cash and short-term investments     $  169,538    $  148,418    $   70,392    $   22,410    $   75,655    $  238,685    $  140,102
Bonds, at market (at amortized
 cost prior to 1993)                   683,811       626,482       669,935       647,338       619,267       590,597       716,702
Preferred stocks, at market (at
 amortized cost prior to 1993)         305,057       248,101       200,083       211,049       197,425       148,499       147,680
Common stocks, at market                99,818       107,458       115,827        77,348       111,482        58,652        63,156
Preferred stock mutual funds           270,616       309,282       337,733       251,135       177,079       123,246        22,727
Mortgage loans on real estate           17,693        26,237        35,340        42,479        46,573        57,425        45,398
Other investments                       21,068        18,743        26,802        14,139         7,825         3,783           127
Premium balances receivable            297,470       246,095       230,450       195,047       162,704       169,311       157,673
Investment income receivable            13,903        15,460        18,118        14,531        13,544        12,103        12,655
Residual market receivable             164,476       131,670       134,141       149,620       147,854       169,267       188,943
Reinsurance receivable                  98,403        74,359        65,319        51,532        38,984        19,899        21,120
Deferred acquisition costs             138,241       116,557       111,305        98,500        88,759        85,264        82,968
Current income taxes                         -             -             -             -         2,773             -             -
Deferred income taxes                   24,880        16,550        10,901        37,612             -             -             -
Non-compete agreement                    2,129         2,479         2,829         3,179             -             -             -
Real estate, furniture and
 equipment                              50,182        38,764        33,498        27,321        27,885        29,060        26,011
                                    ----------------------------------------------------------------------------------------------
      Total assets                  $2,357,285    $2,126,655    $2,062,673    $1,843,240    $1,717,809    $1,705,791    $1,625,262
                                    ==============================================================================================

                                                       LIABILITIES

Unpaid losses and loss expenses     $  804,968    $  685,725    $  680,502    $  670,446    $  589,105    $  627,291    $  653,045
Unearned premiums                      687,148       563,456       519,885       457,095       391,424       379,599       367,991
Excess of book value of
 subsidiary interest over cost               -         5,719         8,431        10,758             -             -             -
Notes payable                                -             -             -             -             -             -             -
Deferred income                          8,421         7,015         7,703         7,464         6,948         7,271         7,974
Accounts payable, accrued and
 other liabilities                      75,361        75,151        72,333        48,505        70,558        60,332        41,368
Current income taxes                       769         3,817        15,829        11,821             -         9,635         2,726
Deferred income taxes                        -             -             -             -         4,955         9,218         2,071
                                    ----------------------------------------------------------------------------------------------
      Total liabilities              1,576,667     1,340,883     1,304,683     1,206,089     1,062,990     1,093,346     1,075,175
                                    ----------------------------------------------------------------------------------------------

Minority interest                        4,106             -         1,068         1,364             -             -             -
                                    ----------------------------------------------------------------------------------------------

                                                       STOCKHOLDERS' EQUITY

Capital stock                            3,600         3,600         3,600         3,600         3,620         3,600         3,600
Paid-in capital                         45,050        45,050        45,050        45,050        45,050        45,050        45,050
Retained earnings
  Balance, January 1                   737,122       708,272       587,137       606,149       563,795       501,437       485,725
  Net earnings                          49,433        94,358       136,425        85,242        95,661       106,718        74,543
  Other comprehensive income
   (loss)                               12,871           560        36,490       (47,948)       (1,669)        2,055         6,399
  Dividends paid                       (71,564)      (66,068)      (51,780)      (56,306)      (51,638)      (46,415)      (65,230)
                                    ----------------------------------------------------------------------------------------------
Balance, December 31                   727,862       737,122       708,272       587,137       606,149       563,795       501,437
                                    ----------------------------------------------------------------------------------------------
      Total stockholders' equity       776,512       785,772       756,922       635,787       654,819       612,445       550,087
                                    ----------------------------------------------------------------------------------------------
      Total liabilities and
       stockholders' equity         $2,357,285    $2,126,655    $2,062,673    $1,843,240    $1,717,809    $1,705,791    $1,625,262
                                    ==============================================================================================

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
              COMBINED BALANCE SHEETS OF INSURANCE SUBSIDIARIES
                                December 31,
                           (Thousands of Dollars)


                                       1995         1994         1993         1992        1991       1990       1989       1988
                                    ---------------------------------------------------------------------------------------------


                                                              ASSETS

Cash and short-term investments     $   52,308   $    4,560   $   12,615   $   25,809   $ 11,190   $ 38,654   $ 84,308   $ 60,885
Bonds, at market (at amortized
 cost prior to 1993)                   815,277      745,010      649,491      505,565    329,935    242,735    153,621    133,867
Preferred stocks, at market (at
 amortized cost prior to 1993)         111,220       85,574       80,059        2,261        869      1,010      1,324      1,606
Common stocks, at market                40,359        9,656       47,462       43,545     30,055      4,869      2,900      1,921
Preferred stock mutual funds                 -            -            -            -          -          -          -          -
Mortgage loans on real estate           31,404       35,715       42,042       60,697     66,122     56,124     52,244     42,882
Other investments                            -            -            -            -          -          -          -          -
Premium balances receivable            126,090      101,529       94,333       67,876     55,510     57,733     56,713     33,727
Investment income receivable            14,440       13,285       10,205        9,710      6,063      4,235      3,093      2,889
Residual market receivable             193,625      207,003      208,156      258,416    260,409    266,440    246,951    184,177
Reinsurance receivable                  23,254       18,198       12,868          365          -          -          -          -
Deferred acquisition costs              67,160       59,066       53,647       55,442     33,981     27,273     22,702     15,699
Current income taxes                         -            -            -            -          -          -        341        266
Deferred income taxes                    2,100       38,180            -            -        883      1,666          -          -
Non-compete agreement                        -            -            -            -          -          -          -          -
Real estate, furniture and
 equipment                              24,642       25,246       22,371       23,183     24,163     25,046     23,118      9,684
                                    ---------------------------------------------------------------------------------------------
      Total assets                  $1,501,879   $1,343,022   $1,233,249   $1,052,869   $819,180   $725,785   $647,315   $487,603
                                    =============================================================================================

                                                       LIABILITIES

Unpaid losses and loss expenses     $  613,649   $  585,864   $  555,641   $  479,790   $422,764   $379,752   $323,020   $256,628
Unearned premiums                      330,454      314,719      283,526      264,567    192,785    175,334    174,345    118,079
Excess of book value of
 subsidiary interest over cost               -            -            -            -          -          -          -          -
Notes payable                                -            -            -            -          -      1,662      1,837      2,013
Deferred income                          8,954       10,451        7,351        8,384     12,918     20,264     23,689     23,307
Accounts payable, accrued and
 other liabilities                      34,351       43,433       16,564       20,863      7,677     21,065     27,513     19,350
Current income taxes                     1,596       10,254        4,867        9,249      5,811      3,542          -          -
Deferred income taxes                        -            -       13,669        4,400          -          -      1,623      1,021
                                    ---------------------------------------------------------------------------------------------
      Total liabilities                989,004      964,721      881,618      787,253    641,955    601,619    552,027    420,398
                                    ---------------------------------------------------------------------------------------------

Minority interest                            -            -            -            -        -            -          -          -
                                    ---------------------------------------------------------------------------------------------

                                                       STOCKHOLDERS' EQUITY

Capital stock                            3,450        3,450        3,450        3,450      3,450      3,450      3,450      2,350
Paid-in capital                         23,700       23,700        8,700        8,700      8,700      8,700      8,700      6,500
Retained earnings
  Balance, January 1                   351,151      339,481      253,466      165,075    112,016     83,138     62,877     37,231
  Net earnings                         110,450      113,892       79,837       91,980     55,214     32,414     21,966     21,837
  Other comprehensive income
   (loss)                               58,919      (77,622)      21,928        9,811      2,545        (86)       645        321
  Dividends paid                       (34,795)     (24,600)     (15,750)     (13,400)    (4,700)    (3,450)    (2,350)    (1,034)
                                    ---------------------------------------------------------------------------------------------
Balance, December 31                   485,725      351,151      339,481      253,466    165,075    112,016     83,138     58,355
                                    ---------------------------------------------------------------------------------------------
      Total stockholders' equity       512,875      378,301      351,631      265,616    177,225    124,166     95,288     67,205
                                    ---------------------------------------------------------------------------------------------
      Total liabilities and
       stockholders' equity         $1,501,879   $1,343,022   $1,233,249   $1,052,869   $819,180   $725,785   $647,315   $487,603
                                    =============================================================================================

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
           COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS
                          Years Ended December 31,
                           (Thousands of Dollars)


                                             2002          2001          2000         1999        1998        1997        1996
                                          --------------------------------------------------------------------------------------
                                                        (Restated)

Underwriting
  Direct premiums written                 $1,406,856    $1,152,407    $1,071,649    $948,149    $796,858    $768,649    $731,823
                                          ======================================================================================

  Net premiums written                    $1,313,014    $1,078,967    $1,008,911    $911,993    $745,048    $741,501    $711,570
  Increase (decrease) in unearned
   premiums                                  102,974        35,315        54,428      40,163        (572)     11,004      42,854
                                          --------------------------------------------------------------------------------------
      Earned premiums                      1,210,040     1,043,652       954,483     871,830     745,620     730,497     668,716
                                          --------------------------------------------------------------------------------------

Expenses
  Losses and loss expenses                   908,227       777,828       682,805     628,087     533,523     521,775     474,173
  Underwriting expenses                      314,150       264,800       251,697     238,458     200,525     185,146     194,873
  (Increase) decrease in deferred
   acquisition costs                         (21,684)       (5,252)      (12,805)     (3,374)     (3,495)     (2,296)    (15,809)
                                          --------------------------------------------------------------------------------------
      Total expenses                       1,200,693     1,037,376       921,697     863,171     730,553     704,625     653,237
                                          --------------------------------------------------------------------------------------
Underwriting income                            9,347         6,276        32,786       8,659      15,067      25,872      15,479
Net investment income                         99,611       100,384        96,739      90,028      89,356      89,180      76,978
Premium finance fees                          21,492        17,814        15,221      14,768      13,426       7,056       9,666
Amortization of excess of book value
 of subsidiary interest over cost                  -         3,389         3,390       3,019           -           -           -
Net realized investment gains (losses)       (82,505)      (10,738)       29,380     (16,325)      4,334      22,318      (7,863)
                                          --------------------------------------------------------------------------------------
      Earnings before Federal
       income taxes, withdrawing
       companies' settlements
       and minority interest                  47,945       117,125       177,516     100,149     122,183     144,426      94,260

Other income
  Other income                                 9,500             -             -           -           -           -           -
  Withdrawing companies'
   settlements                                     -             -             -           -           -           -           -
                                          --------------------------------------------------------------------------------------
Earnings before Federal income taxes
 and minority interest                        57,445       117,125       177,516     100,149     122,183     144,426      94,260
Federal income taxes                          19,804        23,630        41,411      15,966      26,522      37,708      19,717
                                          --------------------------------------------------------------------------------------
Earnings before cumulative effect of
 change in accounting principle and
 minority interest                            37,641        93,495       136,105      84,183      95,661     106,718      74,543
Changes in accounting principle               11,237             -             -           -           -           -           -
Minority interest in net loss of
 subsidiary                                      555           863           320       1,059           -           -           -
                                          --------------------------------------------------------------------------------------
      NET EARNINGS                        $   49,433    $   94,358    $  136,425    $ 85,242    $ 95,661    $106,718    $ 74,543
                                          ======================================================================================

Statutory Financial Ratios (Unaudited)
  Losses and loss expenses to
   premiums earned                              75.1%         74.4%         71.7%       72.0%       71.6%       71.4%       70.9%
  Underwriting expenses to net
   premiums written                             23.6          24.3          25.1        26.5        26.5        25.1        27.1
                                          --------------------------------------------------------------------------------------
      Combined ratio                            98.7%         98.7%         96.8%       98.5%       98.1%       96.5%       98.0%
                                          ======================================================================================
      Underwriting profit                        1.3%          1.3%          3.2%        1.5%        1.9%        3.5%        2.0%
                                          ======================================================================================

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
           COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS
                          Years Ended December 31,
                           (Thousands of Dollars)


                                            1995       1994       1993       1992       1991       1990       1989       1988
                                          -------------------------------------------------------------------------------------


Underwriting
  Direct premiums written                 $626,666   $625,023   $601,289   $525,495   $429,780   $401,077   $366,492   $304,469
                                          =====================================================================================

  Net premiums written                    $603,421   $589,197   $563,416   $508,847   $310,999   $219,936   $140,313   $124,923
  Increase (decrease) in unearned
   premiums                                 10,831     17,144     14,856     98,353     30,193     34,692     12,655      9,678
                                          -------------------------------------------------------------------------------------
      Earned premiums                      592,590    572,053    548,560    410,494    280,806    185,244    127,658    115,245
                                          -------------------------------------------------------------------------------------

Expenses
  Losses and loss expenses                 367,258    369,764    373,243    271,848    173,901    125,219     88,564     80,203
  Underwriting expenses                    171,892    162,446    147,290    138,669     85,655     55,551     44,181     33,115
  (Increase) decrease in deferred
   acquisition costs                        (5,723)    (5,420)     1,796    (21,462)    (6,708)    (4,571)    (7,003)    (4,801)
                                          -------------------------------------------------------------------------------------
      Total expenses                       533,427    526,790    522,329    389,055    252,848    176,199    125,742    108,517
                                          -------------------------------------------------------------------------------------
Underwriting income                         59,163     45,263     26,231     21,439     27,958      9,045      1,916      6,728
Net investment income                       71,007     63,119     52,868     39,685     32,661     25,978     21,256     15,999
Premium finance fees                        19,246     18,315     16,486     13,734     11,165     10,074      8,095      4,592
Amortization of excess of book value
 of subsidiary interest over cost                -          -          -          -          -          -          -          -
Net realized investment gains (losses)         720     32,025     13,040     12,368      7,529         74        618      2,298
                                          -------------------------------------------------------------------------------------
      Earnings before Federal
       income taxes, withdrawing
       companies' settlements
       and minority interest               150,136    158,722    108,625     87,226     79,313     45,171     31,885     29,617

Other income
  Other income                                   -          -          -          -          -          -          -          -
  Withdrawing companies'
   settlements                                   -          -          -     43,168          -          -          -          -
                                          -------------------------------------------------------------------------------------
Earnings before Federal income taxes
 and minority interest                     150,136    158,722    108,625    130,394     79,313     45,171     31,885     29,617
Federal income taxes                        39,686     44,830     28,788     38,414     24,099     12,757      9,919      7,780
                                          -------------------------------------------------------------------------------------
Earnings before cumulative effect of
 change in accounting principle and
 minority interest                         110,450    113,892     79,837     91,980     55,214     32,414     21,966     21,837
Changes in accounting principle                  -          -          -          -          -          -          -          -
Minority interest in net loss of
 subsidiary                                      -          -          -          -          -          -          -          -
                                          -------------------------------------------------------------------------------------
      NET EARNINGS                        $110,450   $113,892   $ 79,837   $ 91,980   $ 55,214   $ 32,414   $ 21,966   $ 21,837
                                          =====================================================================================

Statutory Financial Ratios (Unaudited)
  Losses and loss expenses to
   premiums earned                            62.0%      64.6%      68.0%      66.2%      61.9%      65.7%      68.0%      69.5%
  Underwriting expenses to net
   premiums written                           29.0       27.1       25.7       28.1       30.0       26.7       26.3       22.0
                                          -------------------------------------------------------------------------------------
      Combined ratio                          91.0%      91.7%      93.7%      94.3%      91.9%      92.4%      94.3%      91.5%
                                          =====================================================================================
      Underwriting profit                      9.0%       8.3%       6.3%       5.7%       8.1%       7.6%       5.7%       8.5%
                                          =====================================================================================

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2002, 2001 and 2000
              (Thousands of Dollars Except for Per Share Data)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by this Item and not provided in Item 4A will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2002, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2002 and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2002 and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2002 and such information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

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

(b) Changes in internal controls

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      A. (1) The financial statements and notes to financial statements are filed as part of this report in "Part II Item 8".
         (2)  The financial statement schedules are listed in the Index to
              Consolidated Financial Statement Schedules.
         (3)  The exhibits are listed in the Index to Exhibits.
      B. No reports on Form 8-K were filed during the quarter ended
         December 31, 2002.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2003

                                  THE COMMERCE GROUP, INC.

                                  By /s/ ARTHUR J. REMILLARD, JR.
                                     ----------------------------
                                     (Arthur J. Remillard, Jr.)
                                     (President, Chief Executive Officer,
                                     Chairman of the Board and Director)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature                                    Title
---------------------------------------------------------------------------

ARTHUR J. REMILLARD, JR.          President, Chief Executive Officer, Chairman
-----------------------------     of the Board and Director
(Arthur J. Remillard, Jr.)


GERALD FELS                       Executive Vice President, Chief Financial
-----------------------------     Officer and Director
(Gerald Fels)


ARTHUR J. REMILLARD, III          Senior Vice President-Policyholder
-----------------------------     Benefits, Assistant Clerk and Director
(Arthur J. Remillard, III)


REGAN P. REMILLARD                Senior Vice President and Director
-----------------------------
(Regan P. Remillard)


JOHN W. SPILLANE                  Clerk and Director
-----------------------------
(John W. Spillane)

RANDALL V. BECKER                 Treasurer and Chief Accounting Officer
-----------------------------
(Randall V. Becker)


HERMAN F. BECKER                  Director
-----------------------------
(Herman F. Becker)


JOSEPH A. BORSKI, JR.             Director
-----------------------------
(Joseph A. Borski, Jr.)


ERIC G. BUTLER                    Director
-----------------------------
(Eric G. Butler)


HENRY J. CAMOSSE                  Director
-----------------------------
(Henry J. Camosse)


DAVID R. GRENON                   Director
-----------------------------
(David R. Grenon)

        Signature                                    Title
---------------------------------------------------------------------------

ROBERT W. HARRIS                  Director
-----------------------------
(Robert W. Harris)


ROBERT S. HOWLAND                 Director
-----------------------------
(Robert S. Howland)


JOHN J. KUNKEL                    Director
-----------------------------
(John J. Kunkel)


RAYMOND J. LAURING                Director
-----------------------------
(Raymond J. Lauring)


NORMAND R. MAROIS                 Director
-----------------------------
(Normand R. Marois)


SURYAKANT M. PATEL                Director
-----------------------------
(Suryakant M. Patel)


GURBACHAN SINGH                   Director
-----------------------------
(Gurbachan Singh)

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENT SCHEDULES*


                                                                                    Page
                                                                                    ----

Ernst & Young LLP Consent of Independent Auditors                                   131

Schedules
---------
   II        Condensed Financial Information of the Registrant as of and for the
             years ended December 31, 2002, 2001 and 2000                           132

  III        Supplementary Insurance Information for the years ended
             December 31, 2002, 2001 and 2000                                       137

   IV        Reinsurance for the years ended December 31, 2002, 2001 and 2000       138

    V        Valuation and Qualifying Accounts for the years ended
             December 31, 2002, 2001 and 2000                                       139

    X        Supplemental Information Concerning Property-Casualty Insurance
             Operations for the years ended December 31, 2002, 2001 and 2000        140

--------------------
* Financial statement schedules other than those listed are omitted because they are not required, not applicable or the required information has been included elsewhere.

                       CONSENT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of The Commerce Group, Inc.

      We consent to the incorporation by reference in the Registration Statement (Form S-8, No. 333-87020) pertaining to 1994 Management Incentive Plan of the Commerce Group, Inc. of our report dated January 29, 2003, with respect to the consolidated financial statements and schedules of The Commerce Group, Inc. and Subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2002.



                                       ERNST & YOUNG LLP

Hartford, Connecticut
January 31, 2003

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                                 SCHEDULE II
                       CONDENSED FINANCIAL INFORMATION
                          THE COMMERCE GROUP, INC.
                            (Parent Company Only)
                               BALANCE SHEETS
                                December 31,
                           (Thousands of Dollars)


                                                              2002          2001         2000
                                                           ------------------------------------
                                                                         (Restated)

                                   ASSETS

Investments:
  Investment in Commerce Holdings, Inc.                    $ 778,817     $ 788,037     $758,968
  Investment in Bay Finance Company, Inc.                     11,120        29,148       28,531
  Investment in the Clark-Prout Insurance Agency, Inc.           549           552          562
                                                           ------------------------------------
      Total investments                                      790,486       817,737      788,061

Cash and cash equivalents                                         91            11           11
Property and equipment, net of accumulated depreciation        1,246         1,182        1,257
Current income taxes                                           1,646         1,410        2,861
Deferred income taxes                                          5,635         4,988          882
Receivable from affiliates                                    11,892         1,992            -
Other assets                                                     372         1,047        1,329
                                                           ------------------------------------
      Total assets                                         $ 811,368     $ 828,367     $794,401
                                                           ====================================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses                    $  21,285     $  18,877     $  8,552
  Payable to affiliates                                            -             -        3,914
  Other liabilities                                               31            57           54
                                                           ------------------------------------
      Total liabilities                                       21,316        18,934       12,520
                                                           ------------------------------------

Stockholders' equity:
  Capital stock:
    Common stock                                              19,141        19,000       19,000
  Paid-in capital                                             39,570        29,621       29,621
  Net accumulated other comprehensive income net of
   income taxes of $13,603 in 2002, $6,674 in 2001 and
   $6,372 in 2000                                             25,264        12,394       11,833
  Retained earnings                                          877,308       870,830      820,528
                                                           ------------------------------------
                                                             961,283       931,845      880,982
  Treasury stock, 6,165,392, 4,869,548 and 4,246,648
   shares in 2002, 2001 and 2000, at cost                   (171,231)     (122,412)     (99,101)
                                                           ------------------------------------

      Total stockholders' equity                             790,052       809,433      781,881
                                                           ------------------------------------
      Total liabilities and stockholders' equity           $ 811,368     $ 828,367     $794,401
                                                           ====================================

The accompanying notes are an integral part of these condensed financial statements.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                                 SCHEDULE II
                                 (continued)
                       CONDENSED FINANCIAL INFORMATION
                           THE COMMERCE GROUP, INC.
                            (Parent Company Only)
                           STATEMENTS OF EARNINGS
                          Years ended December 31,
                           (Thousands of Dollars)


                                                          2002            2001         2000
                                                          -----------------------------------
                                                                       (Restated)

Revenues
  Dividends received from subsidiaries                    $ 71,505      $ 65,835     $ 51,660
  Rent income                                                  416           471          492
  Investment income                                             22             -            -
                                                          -----------------------------------
      Total revenues                                        71,943        66,306       52,152
                                                          -----------------------------------

Expenses
  Depreciation                                                 267           241          246
  Administrative expenses                                    6,235        10,492        9,667
                                                          -----------------------------------
      Total expenses                                         6,502        10,733        9,913
                                                          -----------------------------------

Earnings before income tax benefits and equity in
 net earnings of subsidiaries over amounts distributed      65,441        55,573       42,239
Income tax benefits                                         (2,969)       (5,565)      (3,795)
                                                          -----------------------------------

Earnings before equity in net earnings of subsidiaries
 over amounts distributed                                   68,410        61,138       46,034

Equity in net earnings of subsidiaries over (under)
 amounts distributed                                       (21,655)       29,115       86,046
                                                          -----------------------------------
      Net earnings                                        $ 46,755      $ 90,253     $132,080
                                                          ===================================

The accompanying notes are an integral part of these condensed financial statements.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                                 SCHEDULE II
                                 (continued)
                       CONDENSED FINANCIAL INFORMATION
                          THE COMMERCE GROUP, INC.
                            (Parent Company Only)
                          STATEMENTS OF CASH FLOWS
                          Years ended December 31,
                           (Thousands of Dollars)


                                                              2002          2001         2000
                                                            -----------------------------------
                                                                         (Restated)

Cash flows from operating activities:
  Net earnings                                              $ 46,755      $ 90,253     $132,080
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Dividends received from consolidated subsidiaries         71,505        65,835       51,660
    Equity in earnings of consolidated subsidiaries          (49,850)      (94,950)    (137,706)
    Depreciation and amortization                                267           241          246
    Other assets, other liabilities and accrued expenses       3,057        10,591        9,717
    Balances with affiliates                                   8,566        (5,906)         477
    Income tax benefits                                         (883)       (2,655)      (1,699)
    Other-net                                                   (241)         (113)          94
                                                            -----------------------------------
      Net cash provided by operating activities               79,176        63,296       54,869
                                                            -----------------------------------

Cash flows from investing activities:
  Purchase of property and equipment for company use            (438)         (218)        (366)
  Proceeds from sale of property and equipment                   348           184          195
                                                            -----------------------------------
      Net cash used in investing activities                      (90)          (34)        (171)
                                                            -----------------------------------

Cash flows from financing activities:
  Dividends paid to stockholders                             (40,277)      (39,951)     (39,201)
  Purchase of treasury stock                                 (48,819)      (23,311)     (15,493)
  Capital stock issued                                        10,090             -            -
                                                            -----------------------------------
      Net cash used in financing activities                  (79,006)      (63,262)     (54,694)
                                                            -----------------------------------

Increase in cash and cash equivalents                             80             -            4
Cash and cash equivalents at beginning of year                    11            11            7
                                                            -----------------------------------
Cash and cash equivalents at end of year                    $     91      $     11     $     11
                                                            ===================================

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

NOTE A-Dividends

      The amounts of cash dividends paid to The Commerce Group, Inc. (Parent only) were as follows:


                                        2002       2001       2000
                                       -----------------------------

Consolidated insurance subsidiaries    $71,505    $65,835    $51,660

      See NOTE M to the Consolidated Financial Statements in the Annual Report for a description of dividend restrictions applicable to the Company's subsidiaries.

NOTE B-Federal Income Tax Allocation

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

NOTE C-Consolidated Financial Statements

      In preparing the consolidated financial statements of the Company and its subsidiaries, the following amounts have been eliminated:


                                              At December 31,
                                      ----------------------------------
Balance Sheet                           2002         2001         2000
                                      ----------------------------------
                                                  (Restated)

Investment in subsidiaries            $790,486     $817,737     $788,061
Receivable (payable) to affiliates      11,892        1,992       (3,914)


                                           Years Ended December 31,
                                      ----------------------------------

Statement of Earnings                   2002         2001         2000
                                      ----------------------------------

Dividends from subsidiaries           $ 71,505     $ 65,835     $ 51,660
Rent income                                416          471          492

NOTE D-Reclassification of Prior Year Balances

      Certain prior year balances have been reclassified to conform to the 2002 presentation.

NOTE E-2001 Restatement for Employee Stock Option Variable Accounting
Treatment

      For employee stock options issued by the Company from 1999 through 2001, the Company utilized fixed accounting treatment through September 30, 2002. This accounting treatment was reviewed with the Company's independent auditors, Ernst & Young LLP, who concurred with the Company's treatment throughout this period. On January 25, 2003, a question was raised by Ernst & Young LLP as to the appropriateness of the fixed accounting treatment for some of the Company's employee option grants. Ernst & Young LLP advised the Company that it could no longer concur with fixed accounting for the options granted to employees in 1999 and 2000. Therefore, the Company applied variable accounting treatment in 2002 and also retroactively to 2001 and prior years. Accordingly, the Company restated its 2001 and first three quarters of 2002 results. The impact of the restatement for the year ended 2001 resulted in a decrease to net earnings of $2.8 million or $0.08 per diluted share. The year to date impact through the third quarter of 2002 resulted in an increase to net earnings of $1.2 million or $0.04 per diluted share. Although the change in accounting for employee options was also applied to 2000 and 1999, no restatements were required for those years. The impact of variable accounting for the year ended December 31, 2002 was a decrease to net earnings of $2.1 million or $0.07 per diluted share.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                                 SCHEDULE III
                     SUPPLEMENTARY INSURANCE INFORMATION
                Years Ended December 31, 2002, 2001 and 2000
                            (Thousand of Dollars)


                                Future
                                Policy                Other                           Benefits,  Amortization
                    Deferred   Benefits,             Policy                            Claims,   of Deferred
                     Policy   Claims and           Claims and                Net     Losses and     Policy       Other      Net
                  Acquisition    Loss    Unearned   Benefits   Premium   Investment  Settlement   Acquisition  Operating  Premiums
    Segment          Costs     Expenses  Premiums    Payable   Revenue    Income(1)   Expenses       Costs      Expenses  Written
-----------------------------------------------------------------------------------------------------------------------------------

2002
  Massachusetts
   property and
   casualty
   insurance        $124,135   $727,716   $628,092            $1,053,417   $81,195    $776,632     $250,153              $1,146,026
  Other states
   property and
   casualty
   insurance          14,106     87,910     59,056    None       156,623    13,944     133,137       45,171      None       166,988
  Real estate and
   commercial
   lending                 -          -          -                     -     3,303           -            -                       -
  Corporate and
   other                   -          -          -                     -        24           -            -                       -
                    ---------------------------------------------------------------------------------------------------------------
      Total         $138,241   $815,626   $687,148            $1,210,040   $98,466    $909,769     $295,324              $1,313,014
                    ===============================================================================================================

2001 (Restated)
  Massachusetts
   property and
   casualty
   insurance        $105,553   $629,063   $516,779            $  922,573   $79,496    $679,124     $224,142              $  950,486
  Other states
   property and
   casualty
   insurance          11,004     66,129     46,677    None       121,079    13,030     102,507       40,235      None       128,481
  Real estate and
   commercial
   lending                 -          -          -                     -     3,640           -            -                       -
  Corporate and
   other                   -          -          -                     -     3,397           -            -                       -
                    ---------------------------------------------------------------------------------------------------------------
      Total         $116,557   $695,192   $563,456            $1,043,652   $99,563    $781,631     $264,377              $1,078,967
                    ===============================================================================================================

2000
  Massachusetts
   property and
   casualty
   insurance        $102,026   $615,869   $481,669            $  849,998   $74,544    $602,789     $212,009              $  906,705
  Other states
   property and
   casualty
   insurance           9,279     58,271     38,216    None       104,485    13,458      83,368       31,248      None       102,206
  Real estate and
   commercial
   lending                 -          -          -                     -     5,407           -            -                       -
  Corporate and
   other                   -          -          -                     -     3,421           -            -                       -
                    ---------------------------------------------------------------------------------------------------------------
      Total         $111,305   $674,140   $519,885            $  954,483   $96,830    $686,157     $243,257              $1,008,911
                    ===============================================================================================================

--------------------
<F1>  The allocation of net investment income is based upon the specific identification of activity within the various segments.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                                 SCHEDULE IV
                                 REINSURANCE
           Years Ended December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)


                                                                 Assumed                   Percentage
                                                   Ceded to        From                     of Amount
                                       Gross         Other        Other         Net          Assumed
    Insurance Premiums Earned          Amount      Companies    Companies      Amount        to Net
-----------------------------------------------------------------------------------------------------

2002
  Property and casualty insurance    $1,288,680    $170,316      $91,676     $1,210,040       7.6%
                                     ============================================================

2001 (Restated)
  Property and casualty insurance    $1,112,922    $149,874      $80,604     $1,043,652       7.7%
                                     ============================================================

2000
  Property and casualty insurance    $1,015,260    $142,474      $81,697     $  954,483       8.6%
                                     ============================================================

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                                 SCHEDULE V
                      VALUATION AND QUALIFYING ACCOUNTS
          Years Ended December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)


                                                              Net
                                                           Addition
                                                          (Reduction)
                                              Balance     charged to                      Balance
                                             Beginning     costs and                      at End
                                              of Year      expenses      Deductions(1)    of Year
                                             ----------------------------------------------------

2002
  Allowance for losses on mortgage loans
   and collateral notes receivable             $  660       $  (242)        $     -       $  418
                                               =================================================

  Allowance for doubtful premium
   receivables                                 $1,565       $ 1,401         $(1,305)      $1,661
                                               =================================================

  Deferred tax assets valuation allowance      $    -       $ 3,936         $     -       $3,936
                                               =================================================

2001 (Restated)
  Allowance for losses on mortgage loans
   and collateral notes receivable             $  858       $  (198)        $     -       $  660
                                               =================================================

  Allowance for doubtful premium
   Receivables                                 $1,487       $ 1,079         $(1,001)      $1,565
                                               =================================================

2000
  Allowance for losses on mortgage loans
   and collateral notes receivable             $2,127       $(1,269)        $     -       $  858
                                               =================================================

  Allowance for doubtful premium
   receivables                                 $1,452       $   985         $  (950)      $1,487
                                               =================================================

--------------------
<F1>  Deductions represent net write-offs of amounts determined to be uncollectible.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                                 SCHEDULE X
                     SUPPLEMENTAL INFORMATION CONCERNING
                   PROPERTY-CASUALTY INSURANCE OPERATIONS
          Years Ended December 31, 2002, 2001 (Restated) and 2000
                           (Thousands of Dollars)


                                                Claims and Claim
                                              Adjustment Expenses         Paid
                                              Incurred Related to        Claims
               Affiliation                   ---------------------     and Claim
                   with                      Current       Prior       Adjustment
                Registrant                     Year        Years        Expenses
---------------------------------------------------------------------------------

2002
  Consolidated property-casualty entities    $924,206    $(14,437)      $825,577

2001 (Restated)
  Consolidated property-casualty entities    $816,951    $(35,320)      $773,342

2000
  Consolidated property-casualty entities    $728,582    $(42,425)      $659,069

                  The Commerce Group, Inc. and Subsidiaries
                       STATEMENT UNDER SECTION 906 OF
                       THE SARBANES-OXLEY ACT OF 2002

      The undersigned officer of The Commerce Group, Inc. (the "Company") hereby certifies that, as of the date of this statement, the Company's annual report on Form 10-K for the year ended December 31, 2002 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the year ended December 31, 2002.

      The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.


Date: March 26, 2003                   By: /s/ Arthur J. Remillard, Jr.
                                               Arthur J. Remillard, Jr.
                                                Chief Executive Officer






      The undersigned officer of The Commerce Group, Inc. (the "Company") hereby certifies that, as of the date of this statement, the Company's annual report on Form 10-K for the year ended December 31, 2002 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the year ended December 31, 2002.

      The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.


Date: March 26, 2003                   By: /s/ Gerald Fels
                                               Gerald Fels
                                           Chief Financial Officer

                               CERTIFICATIONS

I, Arthur J. Remillard, Jr., certify that:

      1. I have reviewed this annual report on Form 10-K of The Commerce Group, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003                   /s/ Arthur J. Remillard, Jr.
                                           Arthur J. Remillard, Jr.
                                           Chief Executive Officer

                               CERTIFICATIONS

I, Gerald Fels, certify that:

      1. I have reviewed this annual report on Form 10-K of The Commerce Group, Inc.;
      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003                   /s/ Gerald Fels
                                           Gerald Fels
                                      Chief Financial Officer

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES

                            INDEX TO EXHIBITS(A)

Exhibit
Number                                   Title
---------------------------------------------------------------------------

   3.1      Articles of Organization, as amended (B)

   3.2      By-Laws (B)

   4        Stock Certificate (B)

  10.8*     1994 Management Incentive Plan as amended (C)

 10.18*     Form of Non-Qualified Stock Option Agreement (D)

 10.19*     Form of Incentive Stock Option Agreement (D)

 10.20*     Form of Non-Qualified Stock Option Agreement (D)

 10.21*     Form of Stock Option Agreement (D)

 10.23*     Form of Book Value Award Agreement (E)

 10.24      Reinsurance Agreement with Employers Reinsurance Corporation
(F)

 10.25*     2002 Amended & Restated Incentive Compensation Plan

 10.26      ACIC Agent Growth Option Agreement

  21.1      Subsidiaries of the Registrant filed herewith

--------------------
(A) Exhibits other than those listed are omitted because they are not required or are not applicable. Copies of exhibits are available without charge by writing to the Assistant to the President at 211 Main Street, Webster, MA 01570.
(B) Incorporated herein by reference to the exhibit with the same exhibit number, filed as an exhibit to the Registrant's Registration Statement on Form S-18 (No. 33-12533-B).
(C) Incorporated herein by reference to the exhibit with the same exhibit number, filed as an exhibit to the Registrant's Form 10-Q for the period ended September 30, 1997.
(D) Incorporated herein by reference to the exhibit with the same exhibit number, filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1999.
(E) Incorporated herein by reference to the exhibit with the same exhibit number, filed as an exhibit to the Registrant's Form 10-Q for the period ended June 30, 2002.
(F) Incorporated herein by reference to the exhibit with the same exhibit number, filed as an exhibit to the Registrant's Form 10-Q for the period ended September 30, 2002.
*     Denotes management contract or compensation plan or arrangement.

                            ORGANIZATIONAL CHART


                          THE COMMERCE GROUP, INC.
                         A Massachusetts Corporation

 BAY FINANCE COMPANY, INC.         COMMERCE HOLDINGS, INC.        CLARK-PROUT INSURANCE AGENCY
A Massachusetts Corporation      A Massachusetts Corporation       A Massachusetts Corporation
 A Wholly-Owned Subsidiary         A Wholly-Owned Insurance         A Wholly-Owned Subsidiary
                                       Holding Company


            THE COMMERCE INSURANCE COMPANY                CITATION INSURANCE COMPANY
              A Massachusetts Corporation                 A Massachusetts Corporation
               A Wholly-Owned Subsidiary                   A Wholly-Owned Subsidiary

   ACIC HOLDING CO., INC.             COMMERCE WEST INSURANCE COMPANY
 A Rhode Island Corporation             A California Corporation
An 95% Owned Holding Company             A Wholly-Owned Subsidiary


AMERICAN COMMERCE INSURANCE
          COMPANY
     An Ohio Corporation
  A Wholly-Owned Subsidiary

                          THE COMMERCE GROUP, INC.

                                  DIRECTORS


Herman F. Becker            President and owner, Sterling Realty and
                            Huguenot Development Corporation

Joseph A. Borski, Jr        Self-employed Certified Public Accountant

Eric G. Butler              Retired Vice President and General Claims
                            Manager of Commerce and Citation

Henry J. Camosse            Retired President, Henry Camosse & Sons Co.,
                            Inc., a building and masonry supplies company

Gerald Fels                 Executive Vice President and Chief Financial
                            Officer of the Company; President and Chief
                            Operating Officer of Commerce and Citation;
                            Investment Officer of American Commerce
                            Insurance Company and Commerce West Insurance
                            Company

David R. Grenon             Retired founding CEO and President of The
                            Protector Group Insurance Agency, Inc.;
                            President E-C Realty Corporation

Robert W. Harris            Retired Treasurer, H.C. Bartlett Insurance
                            Agency, Inc.

Robert S. Howland           Retired Clerk, H.C. Bartlett Insurance Agency,
                            Inc.

John J. Kunkel              President and Treasurer, Kunkel Buick and GMC
                            Truck; Treasurer, Kunkel Bus Company

Raymond J. Lauring          Retired President, Lauring Construction Company

Normand R. Marois           Retired Chairman of the Board, Marois Bros.,
                            Inc., a contracting firm

Suryakant M. Patel          Retired physician who specialized in internal
                            medicine

Arthur J. Remillard, Jr     President, Chief Executive Officer and Chairman
                            of the Board of the Company

Arthur J. Remillard, III    Senior Vice President and Assistant Clerk of
                            the Company; Senior Vice President of Commerce
                            and Citation in charge of Policyholder Benefits

Regan P. Remillard          Senior Vice President of the Company; President
                            and Secretary of Commerce West Insurance
                            Company; President of ACIC Holding Co., Inc.;
                            President, Vice Chairman of the Board, Chief
                            Executive Officer and Chief Operating Officer
                            of American Commerce Insurance Company

Gurbachan Singh             Retired physician who specialized in general
                            surgery

John W. Spillane            Clerk of the Company and practicing attorney

                      DIRECTORS OF
                      COMMERCE HOLDINGS, INC.
                        The Commerce Insurance Company
                          Commerce West Insurance Company
                        Citation Insurance Company


Arthur J. Remillard, Jr     Chairman of the Board and President of Commerce
                            Holdings, Inc.; Chairman of the Board and Chief
                            Executive Officer of the Board of The Commerce
                            Insurance Company, Inc.; Chairman of the Board
                            Commerce West Insurance Company

Gerald Fels                 President, Chief Operating Officer and Chief
                            Financial Officer of The Commerce Insurance
                            Company and Citation Insurance Company;
                            Treasurer, Commerce Holdings, Inc.; Investment
                            Officer of Commerce West Insurance Company and
                            American Commerce Insurance Co.

Arthur J. Remillard, III    Senior Vice President and Clerk

Regan P. Remillard          Senior Vice President; President and Secretary
                            of Commerce West Insurance Company

James A. Ermilio            Senior Vice President and General Counsel

David R. Grenon (1)         Retired founding CEO and President of The
                            Protector Group Insurance Agency, Inc.;
                            President E-C Realty Corporation

John M. Nelson (1)          Chairman of Commonwealth National Bank

Suryakant M. Patel (1)      Retired physician who specialized in internal
                            medicine

William G. Pike (1)         Retired, Former Executive Vice President and
                            Chief Financial Officer of Granite State
                            Bankshares, Inc.

H. Thomas Rowles (1)        Chairman of the Board of ACIC Holding Co.,
                            Inc.; Chairman of the Board of American
                            Commerce Insurance Company; Director of AAA
                            Southern New England

Mark A. Shaw (1)            Treasurer of ACIC Holding Co., Inc.; President,
                            Chief Executive Officer and Director of AAA
                            Southern New England; Director of AAA-National,
                            Inc.

--------------------
<F1>  Commerce Holdings, Inc., The Commerce Insurance Company and Citation
      Insurance Company only.

                      DIRECTORS OF
                      ACIC HOLDING CO., INC. (1)
                          American Commerce Insurance Company


H. Thomas Rowles           Chairman of the Board of ACIC Holding Co., Inc.;
                           Chairman of the Board of American Commerce
                           Insurance Company; Director of AAA Southern New
                           England

Regan P. Remillard         President of ACIC Holding Co., Inc.; President,
                           Vice Chairman of the Board and Chief Executive
                           Officer and Chief Operating Officer of American
                           Commerce Insurance Company; Senior Vice
                           President of The Commerce Group, Inc.

Mark A. Shaw               Treasurer of ACIC Holding Co., Inc.; President,
                           Chief Executive Officer and Director of AAA
                           Southern New England; Director of AAA-National,
                           Inc.

Gerald Fels                Executive Vice President and Chief Financial
                           Officer of The Commerce Group, Inc.; Investment
                           Officer of American Commerce Insurance Company

Patrick W. Doherty (2)     President and Chief Executive Officer of AAA
                           Oklahoma

Terry R. Farias (2)        President and Chief Executive Officer of AAA
                           Hoosier Motor Club

Richard S. Hamilton (2)    President of AAA West Pennsylvania/West
                           Virginia/South Central Ohio

Charles B. Liekweg (2)     President and Chief Executive Officer of AAA
                           Washington

D. James McDowell (2)      President and Chief Executive Officer of AAA
                           Arizona

Peter C. Ohlheiser (2)     President of Ohio Motorists Association

John D. Porter (2)         President and Chief Executive Officer of AAA
                           Oregon/Idaho

Otto T. Wright (2)         President and Chief Executive Officer of East
                           Tennessee Automobile Club, Inc.

--------------------
<F1>  Incorporated in November, 1998. 95% owned by The Commerce Insurance
      Company and 5% owned by AAA Southern New England.
<F2>  American Commerce Insurance Company only.

                      DIRECTORS OF
                      BAY FINANCE COMPANY, INC.


Arthur J. Remillard, Jr     President and Chairman of the Board

Gerald Fels                 Executive Vice President and Chief Financial Officer

John W. Spillane            Clerk and Practicing Attorney

Arthur J. Remillard, III    Senior Vice President and Assistant Clerk

Regan P. Remillard          Senior Vice President

                      DIRECTORS OF
                     CLARK-PROUT INSURANCE AGENCY, INC.

Arthur J. Remillard, Jr     President and Chairman of the Board

Gerald Fels                 Executive Vice President and Chief Financial Officer

John W. Spillane            Clerk and Practicing Attorney

Arthur J. Remillard, III    Senior Vice President and Assistant Clerk

Elizabeth M. Edwards        Vice President

                          THE COMMERCE GROUP, INC.

                           Commerce Holdings, Inc.
                             The Commerce Insurance Company
                               Commerce West Insurance Company
                               ACIC Holding Co., Inc. (1)
                                 American Commerce Insurance Company
                             Citation Insurance Company
                           Bay Finance Company, Inc.
                           Clark-Prout Insurance Agency, Inc.

                       OFFICERS OF THE COMMERCE GROUP, INC.


President, Chief Executive Officer and Chairman of the Board      Arthur J. Remillard, Jr.
Executive Vice President and Chief Financial Officer              Gerald Fels
Senior Vice President and Assistant Clerk                         Arthur J. Remillard, III
Senior Vice President                                             Regan P. Remillard
Senior Vice President and General Counsel                         James A. Ermilio
Senior Vice President                                             Joseph J. Staffieri
Clerk                                                             John W. Spillane
Treasurer and Chief Accounting Officer                            Randall V. Becker
Vice President and Corporate Compliance Officer                   Robert E. McKenna
Assistant Vice President and Assistant General Counsel            Thomas D. Jungeberg
Assistant Treasurer                                               Thomas A. Gaylord

                       OFFICERS OF MASSACHUSETTS SUBSIDIARIES (2)

Chief Executive Officer and Chairman of the Board                 Arthur J. Remillard, Jr.

President, Chief Operating Officer and Chief Financial Officer    Gerald Fels

Senior Vice President and Secretary                               Arthur J. Remillard, III

Senior Vice President and General Counsel                         James A. Ermilio

Senior Vice Presidents                 David H. Cochrane          Joseph J. Staffieri
                                       Peter J. Dignan            Henry R. Whittier, Jr.
                                       Regan P. Remillard

Vice Presidents                        Elizabeth M. Edwards       Michael J. Richards
                                       Karen A. Lussier           Angelos Spetseris
                                       Robert E. McKenna

Assistant Vice President and Assistant General Counsel            Thomas D. Jungeberg

Assistant Vice Presidents              David P. Antocci           Susan A. Horan
                                       Robert M. Blackmer         John V. Kelly
                                       Stephen R. Clark           Donald G. MacLean
                                       Raymond J. DeSantis        C. Karen Stopford
                                       Debra Mann                 Patrick J. McDonald
                                       Warren S. Ehrlich          Robert L. Mooney
                                       Richard W. Goodus          Emile E. Riendeau
                                       James E. Gow

Treasurer and Chief Accounting Officer                            Randall V. Becker

Assistant Treasurer                                               Thomas A. Gaylord

--------------------
<F1>  Incorporated in November, 1998, the common stock of which is 95%
      owned by The Commerce Insurance Company and 5% owned by AAA Southern New England.
<F2>  Massachusetts subsidiaries include Commerce Holdings, Inc., The
      Commerce Insurance Company, Citation Insurance Company, Bay Finance Company, Inc. and Clark-Prout Insurance Agency. Officers often hold positions with several operating subsidiaries. The titles listed represent their primary office as of March 1, 2003.

                             OFFICERS OF ACIC HOLDING CO., INC.


Chairman of the Board                                                H. Thomas Rowles
President                                                            Regan P. Remillard
Treasurer                                                            Mark A. Shaw
Secretary                                                            James A. Ermilio

                       OFFICERS OF AMERICAN COMMERCE INSURANCE COMPANY

Chairman of the Board                                                H. Thomas Rowles
President, Vice Chairman of the Board and Chief Executive Officer    Regan P. Remillard
General Counsel and Secretary                                        James A. Ermilio
Vice President                                                       Gregory S. Clark
Vice President                                                       Joseph B. Phillips, Jr.
Assistant Vice President                                             William J. Hafer
Assistant Vice President                                             Jeffrey B. Alexander
Assistant General Counsel and Assistant Secretary                    Thomas D. Jungeberg
Senior Counsel & Assistant Secretary                                 Louise M. McCarthy
Investment Officer                                                   Gerald Fels
Chief Financial Officer & Treasurer                                  Randall V. Becker
Assistant Treasurer                                                  Thomas A. Gaylord

                         OFFICERS OF COMMERCE WEST INSURANCE COMPANY

Chairman of the Board                                                Arthur J. Remillard, Jr.
President and Secretary                                              Regan P. Remillard
Chief Financial Officer and Treasurer                                Michael V. Vrban
Investment Officer                                                   Gerald Fels
Vice President                                                       Michael J. Berryessa
Vice President                                                       Albert R. Harris

                           STOCKHOLDER INFORMATION

Annual Meeting

      The Annual meeting of stockholders will be held at 9:00 a.m. on Friday, May 16, 2003 at the Company's Sutton Road Building, 16 Sutton Road, Webster, MA.

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

Independent Auditors

      Ernst & Young LLP
      Goodwin Square
      225 Asylum Street
      Hartford, CT 06103
      (860) 247-3100
      http://www.ey.com