Form 10-Q
period 2003-03-31
COMMERCE GROUP INC /MA
filed 2003-05-13
CIK 811612

============================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

           [X]   Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2003
                                               --------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes X No___

       As of April 30, 2003, the number of shares outstanding of the Registrant's common stock (excluding Treasury Shares) was
                                 31,879,835

                          The Commerce Group, Inc.

                              Table of Contents

                                                                        Page No.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets at
 March 31, 2003 (Unaudited) and December 31, 2002                           3
Consolidated Statements of Earnings and Comprehensive Income for the
 Three Months Ended March 31, 2003 and 2002 (Unaudited)                     4
Consolidated Statements of Cash Flows for the
 Three Months Ended March 31, 2003 and 2002 (Unaudited)                     5
Consolidated Statements of Cash Flows - Reconciliation of Net Earnings
 to Net Cash Provided by Operating Activities for the Three Months
 Ended March 31, 2003 and 2002 (Unaudited)                                  6
Notes to Unaudited Consolidated Financial Statements                        7

Item 2. Management's Discussion and Analysis

General                                                                    12
Results of Operations - Three Months Ended March 31, 2003                  13
Liquidity and Capital Resources                                            17
Forward-Looking Statements                                                 19

Item 3. Quantitative and Qualitative Disclosures about Market Risk         20

Item 4. Controls and Procedures                                            20


Part II - Other Information

Item 1. Legal Proceedings                                                  21

Item 2. Changes in Securities and Use of Proceeds                          21

Item 3. Defaults Upon Senior Securities                                    21

Item 4. Submission of Matters to a Vote by Security Holders                21

Item 5. Other Information                                                  21

Item 6. Exhibits and Reports on Form 8-K                                   23

Signature                                                                  23
Certifications                                                             24

Part I - Financial Information

Item 1. Financial Statements

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Thousands of Dollars)


                                                                            March 31,     December 31,
                                                                              2003            2002
                                                                            ---------     ------------
                                                                           (Unaudited)

                                ASSETS

Investments:
  Fixed maturities, at market (cost: $792,829 in 2003 and
   $666,910 in 2002)                                                       $  808,990      $  683,811
  Preferred stocks, at market (cost: $293,305 in 2003 and
   $301,141 in 2002)                                                          308,678         305,057
  Common stocks, at market (cost: $82,958 in 2003 and
   $81,602 in 2002)                                                            95,780          99,818
  Preferred stock mutual funds, at equity (cost: $292,505
   in 2003 and $294,192 in 2002)                                              274,497         270,616
  Mortgage loans on real estate and collateral notes receivable (less
   allowance for possible loan losses of $402 in 2003 and $418 in 2002)        22,850          26,754
  Cash and cash equivalents                                                   130,949         169,946
  Other investments (cost: $37,765 in 2003 and $35,015 in 2002)                23,230          21,068
                                                                           --------------------------
      Total investments                                                     1,664,974       1,577,070

Accrued investment income                                                      14,203          13,959
Premiums receivable (less allowance for doubtful receivables of $1,661
 in 2003 and in 2002)                                                         368,989         297,610
Deferred policy acquisition costs                                             152,554         138,241
Property and equipment, net of accumulated depreciation                        52,015          51,509
Residual market receivable                                                    169,540         164,476
Due from reinsurers                                                           102,658          98,403
Current income taxes                                                                -             662
Deferred income taxes                                                          29,010          30,728
Receivable for investments sold                                                 5,053             366
Non-compete agreement, net of accumulated amortization                          2,042           2,129
Other assets                                                                   11,457           7,535
                                                                           --------------------------
      Total assets                                                         $2,572,495      $2,382,688
                                                                           ==========================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses                               $  857,162      $  815,626
  Unearned premiums                                                           778,129         687,148
  Current income taxes                                                          1,749               -
  Deferred income                                                               7,269           8,421
  Contingent commissions accrued                                               28,035          32,550
  Payable for securities purchased                                             63,075               -
  Other liabilities and accrued expenses                                       44,465          44,785
                                                                           --------------------------
      Total liabilities                                                     1,779,884       1,588,530
                                                                           --------------------------

Minority interest                                                               4,123           4,106
                                                                           --------------------------

Stockholders' equity
  Preferred stock, authorized 5,000,000 shares at $1.00 par value;
   none issued in 2003 and 2002                                                     -               -
  Common stock, authorized 100,000,000 shares at $.50 par value;
   38,281,627 shares issued in 2003 and in 2002                                19,141          19,141
  Paid-in capital                                                              39,570          39,570
  Net accumulated other comprehensive income, net of income taxes
   of $15,492 in 2003 and $13,603 in 2002                                      28,769          25,264
  Retained earnings                                                           880,297         877,308
                                                                           --------------------------
                                                                              967,777         961,283

  Treasury stock 6,401,792 shares in 2003 and 6,165,392 in 2002              (179,289)       (171,231)
                                                                           --------------------------
      Total stockholders' equity                                              788,488         790,052
                                                                           --------------------------

      Total liabilities, minority interest and stockholders' equity        $2,572,495      $2,382,688
                                                                           ==========================

The accompanying notes are an integral part of these consolidated financial statements.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS

                 Three Months Ended March 31, 2003 and 2002
                (Thousands of Dollars Except Per Share Data)
                                 (Unaudited)


                                                                 Three Months Ended
                                                                     March 31,
                                                            ---------------------------
                                                                2003            2002
                                                            -----------     -----------
                                                                             (Restated)

Revenues
  Direct premiums written                                   $   448,794     $   383,717
  Assumed premiums                                               27,983          24,155
  Ceded premiums                                                (49,742)        (40,331)
                                                            ---------------------------
      Net premiums written                                      427,035         367,541

  Increase in unearned premiums                                 (89,048)        (86,777)
                                                            ---------------------------
  Earned premiums                                               337,987         280,764

  Net investment income                                          22,704          22,904
  Premium finance and service fees                                6,330           4,932
  Net realized investment losses                                 (5,844)         (3,447)
  Other income                                                        -           7,000
                                                            ---------------------------

      Total revenues                                            361,177         312,153
                                                            ---------------------------

Expenses
  Losses and loss adjustment expenses                           274,394         216,576
  Policy acquisition costs                                       69,502          65,019
                                                            ---------------------------

      Total expenses                                            343,896         281,595
                                                            ---------------------------

      Earnings before income taxes, change in accounting
       principle and minority interest                           17,281          30,558

Income tax                                                        4,405           7,835
Change in accounting principle net of tax                             -          11,237
                                                            ---------------------------

      Net earnings before minority interest                      12,876          33,960

Minority interest in net loss of subsidiary                          44              10
                                                            ---------------------------

      NET EARNINGS                                          $    12,920     $    33,970
                                                            ===========================

      COMPREHENSIVE INCOME                                  $    16,425     $    38,094
                                                            ===========================

      NET EARNINGS PER COMMON SHARE:
        BASIC.                                              $      0.40     $      1.03
                                                            ===========================
        DILUTED                                             $      0.40     $      1.02
                                                            ===========================

      CASH DIVIDENDS PAID PER COMMON SHARE                  $      0.31     $      0.30
                                                            ===========================

      WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
        BASIC                                                31,977,554      33,083,119
                                                             ==========================
        DILUTED                                              32,161,730      33,372,501
                                                             ==========================

The accompanying notes are an integral part of these consolidated financial statements.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Three Months Ended March 31, 2003 and 2002
                           (Thousands of Dollars)
                                 (Unaudited)


                                                                            2003          2002
                                                                         ---------     ----------
                                                                                       (Restated)

Cash flows from operating activities:
  Premiums collected                                                     $ 364,884     $ 308,042
  Net investment income received                                            22,529        22,493
  Premium finance and service fees received                                  6,330         4,932
  Losses and loss adjustment expenses paid                                (252,719)     (205,855)
  Policy acquisition costs paid                                            (89,062)      (79,989)
  Federal income tax payments                                               (2,165)       (3,524)
  Other income                                                                   -         7,000
                                                                         -----------------------

      Net cash provided by operating activities                             49,797        53,099
                                                                         -----------------------

Cash flows from investing activities:
  Proceeds from maturity of fixed maturities                                32,407        10,310
  Proceeds from sale of fixed maturities                                    47,685        26,086
  Proceeds from sale of equity securities                                    9,124        18,990
  Proceeds from sale of preferred stock mutual funds                         1,954           229
  Payments received on mortgage loans and collateral notes receivable        4,120         3,037
  Purchase of fixed maturities                                            (148,834)      (73,560)
  Purchase of equity securities                                            (12,605)      (11,809)
  Purchase of preferred stock mutual funds                                       -        (1,571)
  Purchase of other investments                                             (2,750)       (1,416)
  Mortgage loans and collateral notes originated                              (200)         (243)
  Purchase of property and equipment                                        (1,845)       (2,890)
  Other investing activities                                                   139            43
                                                                         -----------------------

      Net cash used in investing activities                                (70,805)      (32,794)
                                                                         -----------------------


Cash flows from financing activities:
  Dividends paid to stockholders                                            (9,931)       (9,927)
  Purchase of treasury stock                                                (8,058)       (6,789)
                                                                         -----------------------

      Net cash used in financing activities                                (17,989)      (16,716)
                                                                         -----------------------

  Increase (decrease) in cash and cash equivalents                         (38,997)        3,589
  Cash and cash equivalents at beginning of period                         169,946       148,630
                                                                         -----------------------

      Cash and cash equivalents at the end of period                     $ 130,949     $ 152,219
                                                                         =======================

The accompanying notes are an integral part of these consolidated financial statements.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

  Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
                 Three Months Ended March 31, 2003 and 2002
                           (Thousands of Dollars)
                                 (Unaudited)


                                                                     2003          2002
                                                                   --------     ----------
                                                                                (Restated)

Cash flows from operating activities:
  Net earnings                                                     $ 12,920      $ 35,416
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Premiums receivable                                             (71,379)      (63,679)
    Deferred policy acquisition costs                               (14,313)      (13,605)
    Residual market receivable                                       (5,064)       (5,294)
    Due to/from reinsurers                                           (4,255)        2,352
    Losses and loss adjustment expenses                              41,536        15,801
    Unearned premiums                                                90,981        88,560
    Current income taxes                                              2,411         7,121
    Deferred income taxes                                              (171)       (2,034)
    Deferred income                                                  (1,152)          476
    Contingent commissions                                           (4,515)          500
    Other assets, liabilities and accrued expenses                   (4,155)       (9,552)
    Net realized investment losses                                    5,844         3,447
    Change in accounting principle                                        -       (11,237)
    Minority interest                                                    17         4,169
    Other - net                                                       1,092           658
                                                                   ----------------------

      Net cash provided by operating activities                    $ 49,797      $ 53,099
                                                                   ======================

The accompanying notes are an integral part of these consolidated financial statements.

                  The Commerce Group, Inc. and Subsidiaries
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (Thousands of Dollars Except Per Share Data)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of manage-ment, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported 2002 account balances have been reclassified to conform to the current period's presentation. Results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

      The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

      The Company previously disclosed that a purported class action lawsuit was pending in Massachusetts state court against The Commerce Insurance Company ("Commerce"). The lawsuit, titled "Elena Given, individually and as a representative of all persons similarly situated v. The Commerce Insurance Company," alleges damages as a result of the alleged inherent diminished value to vehicles that are involved in accidents. In April 2002, the trial judge in that case entered partial summary judgment for the plaintiff on the issue of whether the Massachusetts automobile policy covers her claim, ruling that the plaintiff would be entitled to reimbursement under the policy if the plaintiff were able both to prove that her vehicle suffered "inherent diminished value" in the accident and to quantify the amount of such diminution in value. Subsequently the Massachusetts Division of Insurance issued an Advisory ruling in which it stated, among other things, its position that the policy does not cover claims for "inherent diminished value." In July of 2002, the trial judge stayed

                  The Commerce Group, Inc. and Subsidiaries
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (Thousands of Dollars Except Per Share Data)
                                 (Continued)

the trial and granted the Company's motion to have the appellate court review the issue of whether the Massachusetts automobile policy provides coverage for inherent diminished value. During the third quarter of 2002, the Company applied for direct appellate review of this issue by the Supreme Judicial Court of Massachusetts ("SJC"), and this application was granted. Another Superior Court judge in Massachusetts ruled, in a similar case brought by the same plaintiff counsel against another insurer, that claims for diminution of value are not covered by the Massachusetts automobile insurance policy. The Company's and the other insurer's cases were paired and oral arguments were heard at the SJC on March 4, 2003. A decision is expected within 120 days of the oral argument. If the SJC agrees with the Given trial judge's interpretation of the Massachusetts personal automobile insurance policy, then the case will be remanded to the trial court, where the Company would vigorously oppose class certification. No reserve has been established for the potential liability in connection with this case because the Company is unable to estimate the potential exposure of this purported class action lawsuit. However, if there is a final decision certifying that a relatively large class of the Company's policyholders is entitled to recover damages based upon the inherent diminished value theory, the Company may have to increase materially its loss and loss adjustment expense reserves as a result. Other insurance companies face similar suits in cases outside of Massachusetts.

4. Disclosure of Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income:


                                                             Three Months Ended
                                                                  March 31,
                                                              2003        2002
                                                             ------    ---------
                                                                       (Restated)

      Net earnings                                          $12,920     $33,970
                                                            -------------------
      Other comprehensive income (loss), net of taxes
       (benefits):
        Change in unrealized gains, net of income taxes
         of $2,778 in 2003 and $2,090 in 2002                 5,160       3,883
        Reclassification adjustment, net of income taxes
         (benefits) of ($891) in 2003 and $130 in 2002       (1,655)        241
                                                            -------------------
      Other comprehensive income                              3,505       4,124
                                                            -------------------
      Comprehensive income                                  $16,425     $38,094
                                                            ===================

5. Disclosure of Statement of Financial Accounting Standards No. 131 - Disclosures about Segments of an Enterprise and Related Information:


                                                              Earnings (losses)
                                                             Before Income Taxes
                                                            Change in Accounting
                                                                Principle and       Identifiable
                                                Revenue       Minority Interest        Assets
                                                -------     --------------------    ------------

Three Months Ended March 31, 2003
  Property and casualty insurance
    Massachusetts                               $311,549          $16,521            $2,249,912
    Other than Massachusetts                      49,148             (955)              290,072
  Real estate and commercial lending                 479              479                23,703
  Corporate and other                                  1            1,236                 8,808
                                                -----------------------------------------------
    Consolidated                                $361,177          $17,281            $2,572,495
                                                ===============================================

Three Months Ended March 31, 2002 (Restated)
  Property and casualty insurance
    Massachusetts                               $273,857          $34,486            $1,987,318
    Other than Massachusetts                      37,647           (1,535)              254,701
  Real estate and commercial lending                 649              649                37,506
  Corporate and other                                  -           (3,042)                9,248
                                                -----------------------------------------------
    Consolidated                                $312,153          $30,558            $2,288,773
                                                ===============================================

                  The Commerce Group, Inc. and Subsidiaries
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (Thousands of Dollars Except Per Share Data)
                                 (Continued)

6. Liabilities for unpaid losses and loss adjustment expenses at March 31, 2003 and December 31, 2002 consist of:


                                                            March 31,    December 31,
                                                               2003          2002
                                                            ---------    ------------

Net voluntary unpaid losses and LAE                         $675,218       $650,892
Voluntary salvage and subrogation recoverable                (90,689)       (88,108)
Assumed unpaid losses and LAE from CAR                       146,697        138,355
Assumed salvage and subrogation recoverable from CAR         (22,790)       (22,790)
                                                            -----------------------
      Total voluntary and assumed unpaid losses and LAE      708,436        678,349
Adjustment for ceded unpaid losses and LAE                   157,726        146,277
Adjustment for ceded salvage and subrogation recoverable      (9,000)        (9,000)
                                                            -----------------------
      Total unpaid losses and LAE                           $857,162       $815,626
                                                            =======================

7. SFAS No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" effect:

      In accordance with SFAS No. 113, included in the unpaid losses and loss adjustment expenses and the unearned premiums reported numbers are amounts for ceded reinsurance recoverable. At March 31, 2003 and December 31, 2002, respectively, $148,726 and $137,277 were included in the unpaid losses and loss adjustment expense amounts. At March 31, 2003 and December 31, 2002, respectively, $101,733 and $99,802 were included in the unearned premium liability amounts.

8.    Disclosure of Supplemental Information:

      Additional supplemental financial information is available on the Company's website at http://www.commerceinsurance.com, under the "Links" section of the "News & Investors" tab.

9.    Earnings Per Share:

      Net earnings per basic common share are computed by dividing net earnings by the weighted average number of basic common shares outstanding. The weighted average number of basic common shares outstanding for the three months ended March 31, 2003 and 2002 were 31,977,554 and 33,083,119, respectively. Weighted average number of basic common shares outstanding is determined by taking the average of the following calculation for a specified period of time: The daily amount of (1) the total issued outstanding common shares minus (2) the total Treasury Stock purchased.

      Earnings per diluted common share are based on the weighted average number of diluted common shares outstanding during each period. The weighted average number of diluted common shares outstanding for the three months ended March 31, 2003 and 2002 were 32,161,730 and
33,372,501, respectively. The Company's only potentially dilutive instruments are stock options outstanding and dilution from these is not significant.

10.   2002 Restatement for Stock Options:

      As disclosed in the Company's 2002 Form 10-K in the fourth quarter of 2002 the Company changed its method of accounting for stock options and began applying variable accounting treatment for stock options issued in 1999 and 2000. Accordingly, the Company restated its 2002 quarterly results. The impact of the restatement for the three months ended March 31, 2002 resulted in a decrease to net earnings of $1.4 million or $0.04 per diluted share.

11.   Contingency Related to CAR:

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. At the present time, the Company is not aware of any CAR member company who has failed to meet its obligations.

                  The Commerce Group, Inc. and Subsidiaries
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (Thousands of Dollars Except Per Share Data)
                                 (Continued)

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

12.   Preferred Stock Mutual Funds:

      The following table reflects the shares held, percentage of ownership, carrying value at equity, book value, market value, and value of shares at net asset value, by fund at March 31, 2003 and December 31, 2002:


                                      March 31, 2003
                                      --------------
                Fund                   Carrying                 Quoted        Value of
  Fund         Shares        % of        Value       Book       Market     Shares at Net
Symbol(1)       Held      Ownership    at Equity     Value       Value      Asset Value
---------      ------     ---------    ---------     -----      ------     -------------

   PGD       2,571,100      30.8%      $ 29,336    $ 28,358    $ 29,774       $ 29,336
   PPF       2,373,700      32.7%        28,128      26,297      29,695         28,128
   PDF       4,696,100      31.3%        37,522      42,489      42,218         37,522
   PDT       5,506,500      36.7%        53,413      59,508      56,221         53,413
   DIV       3,624,700      36.6%        43,641      50,325      49,658         43,641
   PFD       2,740,000      27.3%        39,922      41,064      44,114         39,922
   PFO       3,692,243      32.5%        42,535      44,464      47,999         42,535
                                       -----------------------------------------------
             Total                     $274,497    $292,505    $299,679       $274,497
                                       ===============================================


                                    December 31, 2002
                                    -----------------
                Fund                   Carrying                 Quoted        Value of
  Fund         Shares        % of        Value       Book       Market     Shares at Net
Symbol(1)       Held      Ownership    at Equity     Value       Value      Asset Value
---------      ------     ---------    ---------     -----      ------     -------------

   PGD       2,571,100      30.8%      $ 29,259    $ 28,358    $ 29,568       $ 29,259
   PPF       2,373,800      32.7%        26,777      26,298      28,367         26,777
   PDF       4,696,100      31.3%        37,851      42,489      39,306         37,851
   PDT       5,506,500      36.7%        53,743      59,507      53,413         53,743
   DIV       3,635,600      36.7%        44,536      50,492      47,481         44,536
   PFD       2,799,500      27.9%        38,185      41,882      42,273         38,185
   PFO       3,756,043      33.1%        40,265      45,166      45,861         40,265
                                       -----------------------------------------------
             Total                     $270,616    $294,192    $286,269       $270,616
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

13.   Stock-Based Compensation

      During 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which provides alternative methods of accounting for stock-based compensation and amends SFAS No. 123, "Accounting for Stock-Based Compensation". The Company measures stock-based compensation expense (for the employee stock options granted in 1999 and 2000) under the variable accounting method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. As allowed by SFAS No. 148, the Company has elected to continue to apply variable accounting for the stock options granted in 1999 and 2000. The Company continues to comply with APB Opinion No.

                  The Commerce Group, Inc. and Subsidiaries
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (Thousands of Dollars Except Per Share Data)
                                 (Continued)

13.   Stock-Based Compensation (continued)

25 and related interpretations in applying fixed accounting for the employee stock options granted in 2001. Under the provisions of APB Opinion No. 25, no expense has been recognized for these 2001 employee stock options in the first quarter 2003 and 2002. The Company has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS 148. If compensation expense for all employee stock options had been measured under the fair value based method prescribed by SFAS No. 123, as amended, net earnings would have been changed to the pro-forma amounts set forth below:


                                                             Three Months Ended
                                                                  March 31,
                                                               2003        2002
                                                             -------     -------

Net earnings as reported                                     $12,920     $33,970
Adjust for employee stock-based compensation expense
 (income) included in reported net earnings, net of taxes     (1,648)      1,446
Adjust for employee stock-based compensation (expense)
 determined under the fair value method for all employee
 stock options, net of tax                                      (586)       (687)
                                                             -------------------
Pro-forma net earnings                                       $10,686     $34,729
                                                             ===================

Basic earnings per share:
  As reported                                                $  0.40     $  1.03
  Pro-forma                                                  $  0.33     $  1.05

Diluted earnings per share:
  As reported                                                $  0.40     $  1.02
  Pro-forma                                                  $  0.33     $  1.04

      The fair value of each employee stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:


Dividend yield                              *
Expected volatility                       28.9%
Risk-free interest rate                   2.64%
Expected option life in years                3

* 0% for Employee stock options granted in 1999 and 2000 and 3.53% for employee stock options granted in 2001.

14.   Reinsurance Changes to Become Effective on July 1, 2003

      The Company's 75% quota-share reinsurance agreement, which provides reinsurance on its other than automobile business, will terminate effective June 30, 2003. The quota-share program was incepted on July 1, 1998 and established for a five year period. The Company is currently negotiating for either a traditional catastrophe excess of loss reinsurance program or a continuation of the quota-share treaty with modified terms, or a combination of both. The new program will become effective July 1, 2003. The Company's 100 and 250 year PMLs (probable maximum losses) have been estimated at approximately $177 million and $287 million, respectively, based on policies in force at December 31, 2002.

Item 2.  Management's Discussion and Analysis

                  The Commerce Group, Inc. and Subsidiaries

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                (Thousands of Dollars Except Per Share Data)

                                   General

      The Commerce Group, Inc. (the "Company"), was incorporated in 1976. The Company is engaged in providing personal and commercial property and casualty insurance primarily in Massachusetts through its principal subsidiary, The Commerce Insurance Company ("Commerce"), which was incorporated in 1971 and began writing business in 1972. The Company's predominant insurance line is motor vehicle insurance, primarily covering Massachusetts personal auto-mobiles. The Company also offers commercial automobile, homeowners, inland marine, fire, general liability, commercial multi-peril and personal and commercial umbrella insurance. The Company also writes insurance in California and Oregon through Commerce West Insurance Company ("Commerce West"), located in Pleasanton, California, which primarily focuses on personal automobile insurance and also writes commercial automobile insurance. Additionally, the Company writes insurance through American Commerce Insurance Company ("American Commerce"), which writes primarily personal automobile insurance and also writes homeowner insurance. Located in Columbus, Ohio, American Commerce is a wholly-owned subsidiary of ACIC Holding Co., Inc. with policies in 24 states and licenses in several others. Through its subsidiaries combined insurance activities, the Company is ranked as the 26th largest personal automobile insurance group in the country by A.M. Best, based on the most recently available direct written premium information.

2002 Restatement for Stock Options

      As disclosed in the Company's 2002 Form 10-K, in the fourth quarter of 2002 the Company changes its method of accounting for employee stock options and began applying variable accounting treatments for employee stock options in 1999 and 2000. Accordingly, the Company restated its 2002 quarterly results. The impact of the restatement for the three months ended March 31, 2002 resulted in a decrease to net earnings of $1.4 million or $0.04 per diluted share.

                  The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                Three months ended March 31, 2003 compared to
                      three months ended March 31, 2002
                (Thousands of Dollars Except Per Share Data)

                            Results of Operations

Premiums

      The following table compares direct premiums written, net premiums written and earned premiums for the three months ended March 31, 2003 and 2002:


                                                    Three Months Ended March 31,
                                            --------------------------------------------
                                              2003        2002      $ Change    % Change
                                            --------    --------    --------    --------

Direct Premiums Written:
  Personal Automobile (Massachusetts)       $341,330    $300,657    $40,673       13.5%
  Personal Automobile (All other states)      47,469      35,575     11,894       33.4
  Commercial Automobile (Massachusetts)       24,742      21,070      3,672       17.4
  Commercial Automobile (All other states)     1,985         786      1,199      152.5
  Homeowners (Massachusetts)                  18,346      14,598      3,748       25.7
  Homeowners (All other states)                7,192       5,298      1,894       35.7
  Other lines (Massachusetts)                  7,523       5,586      1,937       34.7
  Other lines (All other states)                 207         147         60       40.8
                                            ------------------------------------------
      Total Direct Premiums Written         $448,794    $383,717    $65,077       17.0%
                                            ==========================================

Net Premiums Written:
  Personal Automobile (Massachusetts)       $342,848    $303,128    $39,720       13.1%
  Personal Automobile (All other states)      46,619      35,560     11,059       31.1
  Commercial Automobile (Massachusetts)       26,042      21,011      5,031       23.9
  Commercial Automobile (All other states)     1,904         760      1,144      150.5
  Homeowners (Massachusetts)                   5,594       4,391      1,203       27.4
  Homeowners (All other states)                1,483       1,267        216       17.0
  Other lines (Massachusetts)                  2,486       1,375      1,111       80.8
  Other lines (All other states)                  59          49         10       20.4
                                            ------------------------------------------
      Total Net Premiums Written            $427,035    $367,541    $59,494       16.2%
                                            ==========================================

Earned Premiums:
  Personal Automobile (Massachusetts)       $242,845    $204,265    $38,580       18.9%
  Personal Automobile (All other states)      42,237      32,497      9,740       30.0
  Commercial Automobile (Massachusetts)       16,032      12,862      3,170       24.6
  Commercial Automobile (All other states)     1,376         448        928      207.1
  Homeowners (Massachusetts)                   6,225       5,160      1,065       20.6
  Homeowners (All other states)                1,655       1,165        490       42.1
  Other lines (Massachusetts)                  1,688       1,654         34        2.1
  Other lines (All other states)                  61          44         17       38.6
  Assumed from CAR                            25,230      22,553      2,677       11.9
  Assumed (Other)                                638         116        522      450.0
                                            ------------------------------------------
      Total Earned Premiums                 $337,987    $280,764    $57,223       20.4%
                                            ==========================================

  Earned Premiums (Massachusetts)           $266,790    $223,941    $42,849       19.1%
  Earned Premiums (Assumed)                   25,868      22,669      3,199       14.1
  Earned Premiums (All other states)          45,329      34,154     11,175       32.7
                                            ------------------------------------------
      Total Earned Premiums                 $337,987    $280,764    $57,223       20.4%
                                            ==========================================

                  The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (Continued)

      The $40,673, or 13.5% increase, in Massachusetts personal automobile direct premiums written during the first quarter of 2003 resulted primarily from an 8.2% increase in average written premium per written exposure coupled with a 4.6% increase in the number of exposures written. The increase in other than Massachusetts personal automobile and homeowners business was primarily attributable to book transfers in various states, increased retention on existing business and additional rate per policy. Additionally, the increase in homeowners in other states is impacted by contraction of authority to write homeowner business by competitors.

      The Company's increase in Massachusetts commercial automobile premium is directly related to an effort to increase writings in this line of business and from increases in the average rate per policy. The Company's increase in Massachusetts homeowner premium is primarily related to an increased number of agents, fewer carriers writing homeowner business, the Company's pricing position in the marketplace and agents writing more homeowner business to achieve a homeowner discount for their customer when the Company also insures the customer's automobile.

      The $57,223, or 20.4% increase, in total earned premiums during the first quarter of 2003 as compared to the first quarter of 2002 was primarily attributable to increases in personal automobile business.

Investment Income

      Net investment income is affected by the composition of the Company's investment portfolio and yields on those investments. The following table summarizes the composition of the Company's investment portfolio, at cost, at March 31, 2003 and 2002:


                                                              March 31,
                                           ----------------------------------------------
                                                          % of                     % of
                                              2003       Invest.       2002       Invest.
                                           ----------    -------    ----------    -------

Fixed maturities (GNMA & FNMA mortgage-
 backed bonds, corporate bonds, U.S.
 Treasury bonds and notes and tax-
 exempt state and municipal bonds)         $  792,829     48.0%     $  656,127    43.4%

Preferred stocks                              293,305     17.7         252,031    16.7
Common stocks                                  82,958      5.0          87,704     5.8
Preferred stock mutual funds                  292,505     17.7         296,518    19.6

Mortgages and collateral loans                 23,252      1.4          37,372     2.4
Cash and cash equivalents                     130,949      7.9         152,219    10.1
Other investments                              37,765      2.3          29,707     2.0
                                           -------------------------------------------
      Total investments                    $1,653,563    100.0%     $1,511,678   100.0%
                                           ===========================================

      The Company's investment objective continues to focus on maximizing after-tax investment income through investing primarily in high quality securities coupled with acquiring equity investments, which may forgo current investment yield in favor of potential higher yielding capital appreciation in the future.

                  The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (Continued)

      As depicted in the following table, first quarter 2003 net investment income decreased $200, or 0.1%, compared to the same period in 2002, principally as a result of a decrease in yield offset by an increase in average invested assets at cost. The decrease in yield is primarily due to lower short-term yields coupled with an environment of lower long-term yields and higher yielding investment securities being called. The Company continues to monitor interest rates on medium and long-term securities and intends to maintain its relatively high cash position until such time as the Company believes medium and long-term rates have appropriately firmed. During the first quarter the Company purchased approximately $145 million of U.S. Government agency securities. The Company believes these securities will have a duration of less than three years. This will allow the Company to achieve higher yields than cash until longer term investments are acquired. Net investment income as a percentage of total average investments was 5.6% in the first quarter of 2003 compared to 5.9% for the same period in 2002. After tax net investment income as a percentage of total average investments was 4.5% and 4.6% in the first quarter of 2003 and 2002, respectively.

Investment Return


                                           Three Months Ended March 31,
                                           ----------------------------
                                              2003              2002
                                           ----------        ----------
                                                             (Restated)

Average month-end investments (at cost)    $1,636,849        $1,544,805
  Net investment income                        22,704            22,904
  Net investment income after-tax              18,359            17,849
  Net investment income as a percentage
   of average net investments (at cost)           5.6%              5.9%
  Net investment income after-tax as a
   percentage of average net
   investments (at cost)                          4.5%              4.6%

Investment Gains and (Losses)

      Net realized investment losses totaled $5,844 or $0.19 per diluted share, during the first quarter of 2003 as compared to realized investment losses of $3,447, or $0.07 per diluted share, during the same period in 2002 as detailed below.

      Net realized gains (losses) by category for the three months ended March 31, are as follows:


                                                 2003        2002
                                               --------    -------

Fixed maturities                               $  3,373    $  (195)
Preferred stocks                                    981        (47)
Common stocks                                       267         (9)
Preferred stock mutual funds                      5,569     (1,248)
Venture capital fund investments                   (588)    (1,931)
Other                                                10        (17)
Other-than-temporary writedowns                 (15,456)         0
                                               -------------------

  Net realized investment losses before tax      (5,844)    (3,447)
Income tax benefit at 35%                        (2,045)    (1,206)
                                               -------------------
  Net realized investment losses after
   tax and before impact of valuation
   allowance                                     (3,799)    (2,241)
Impact of valuation allowance                    (2,380)         0
                                               -------------------
  Net realized investment losses after
   tax and after impact of valuation
   allowance.                                  $ (6,179)   $(2,241)
                                               ===================

  Per diluted share net realized investment
   losses after tax and after tax
   impact of valuation allowance per
   diluted share                               $  (0.19)   $ (0.07)

                  The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (Continued)

      The 2003 realized losses were primarily impacted by write-downs for other-than-temporary declines in the market value of certain fixed maturities and preferred stocks totaling $15,456. The other-than-temporary writedowns consisted of a municipal bond, Atlanta Housing of $2,433, two corporate bonds, Fairfax Financial Holdings of $1,461, and Lumbermans Mutual Insurance of $5,034; as well as two preferred stocks, El Paso Tenn Pipeline of $6,379 and Touch America Holdings of $149. The Company reviews all security holdings on a quarterly basis with regards to other-than-temporary declines in market value pursuant to FASB 115 ("Accounting for Certain Investments in Debt and Equity Securities") and other applicable guidance. As part of this process, the Company considers any significant market declines in the context of the overall market and also in relation to the outlook for the specific issuer of the security. From a quantitative standpoint, the Company views all securities that have fallen more than 25% below book price and have remained so for two quarters as potentially in need of a writedown. In addition, any other security that the Company views as impaired for a significant period of time is also a candidate for a writedown, even if the percentage decline is less than 25%. These write-downs were offset by improvement in the market values of underlying securities held by closed-end preferred stock mutual funds, which resulted in realized gains of $5,569. The Company reflects these improvements through realized gains because its significant level of ownership requires the use of the equity method of accounting for these funds. Additionally, the Company had a $3,867 gain which resulted from the sale of corporate bonds of another non-affiliated insurance company.

Loss and Loss Adjustment Expenses

      Loss and loss adjustment expenses incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") increased to 81.5% for the first quarter of 2003 compared to 76.9% for the first quarter of 2002. Due to the severe winter weather experienced in the Northeast, the Company experienced: (1) an increase in Massachusetts personal automobile claim frequency of approximately 20% compared to last year and approximately 50% in the Massachusetts homeowner line; (2) higher losses assumed from the Commonwealth Automobile Reinsurers ("CAR"). In comparison to the prior year, these factors were somewhat offset by reduced loss ratios for other than Massachusetts business. The other than Massachusetts loss ratio was 81.2% for the first three months of 2003 as compared to 89.5% for the same period a year ago.

Policy Acquisition Costs

      As a percentage of net premiums written, underwriting expenses for the insurance companies (on a statutory basis) decreased to 20.0% for the first quarter of 2003 as compared to 21.2% for the same period a year ago. The improvement was primarily due to lower contingent commissions as a result of the high loss ratios mentioned previously, coupled with premium growth exceeding growth in underwriting expenses.

Combined Ratios

      The combined ratio of losses and expenses (on a statutory basis) was 101.5% in the first quarter of 2003 compared with 98.1% for the same period a year ago. This resulted in an underwriting loss percentage for the first quarter of 2003 of 1.5% as compared to a profit of 1.9% for the first quarter of 2002.

Income Taxes

      The effective tax rate for the three months ended March 31, 2003 was 25.5% as compared to 25.6% for the three months ended March 31, 2002. In both years, the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest and the corporate dividends received deduction. The 2003 effective rate was also impacted by the increase in the valuation allowance for realized investment losses.

Net Earnings

      During the first quarter of 2003 the company recorded net earnings of $12,920 as compared to net earnings of $33,970 for the same period of 2002 for reasons mentioned previously.

                  The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (Continued)

Operating Earnings

      Operating earnings, a non-GAAP financial measure, were $17,451, or $0.54 per diluted share, compared to $26,420 or $0.79 per diluted share for 2002 (as restated). Operating earnings consist of net earnings adjusted to exclude: (1) the after-tax impact of net realized investment losses; (2) the after-tax impact of variable accounting stock option treatment; and, (3) for 2002 only, the after-tax effect of a required change in accounting principles. The Company believes that the items noted above, which are eliminated in the calculation of operating earnings, are not indicators of corporate operating performance and, as such, are not measures used by the Company in managing operations. Operating earnings as defined by the Company may not be comparable to similarly captioned measurements utilized by other property and casualty insurance companies. A reconciliation of net earnings to operating earnings is provided in the tables that follow.


                                                         March 31,    March 31,
                                                            2003         2002
                                                         ---------    ---------
                                                                      (Restated)

Reconciliation of net earnings to operating earnings:
  Net earnings                                           $ 12,920     $ 33,970
    Plus net realized losses, net of tax                    6,179        2,241
    Less change in accounting principle, net of tax             0      (11,237)
    Plus (less) variable accounting stock option
     (income) expense, net of tax                          (1,648)       1,446
                                                         ---------------------

Operating earnings                                       $ 17,451     $ 26,420
                                                         =====================

  Reconciliation of net earnings to operating earnings
   per diluted share:
    Net earnings per diluted share                       $   0.40     $   1.02
      Plus net realized losses, net of tax                   0.19         0.07
      Less SFAS No. 142 change in accounting
       principle, net of tax                                 0.00        (0.34)
      Plus (less) variable accounting stock option
       (income) expense, net of tax                         (0.05)        0.04
                                                         ---------------------

    Operating earnings per diluted share                 $   0.54     $   0.79
                                                         =====================

                       Liquidity and Capital Resources

      The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page 3 and the Consolidated Statements of Cash Flows on pages 5 and 6. Stockholders' equity decreased by $1,564 during the first three months of 2003 as compared to December 31, 2002. The decrease resulted from dividends paid to stockholders of $9,931 and treasury stock purchases of $8,058, offset by net earnings of $12,920 and a $3,505 increase in other comprehensive income, net of income taxes on fixed maturities and preferred and common stocks. Total assets at March 31, 2003 increased $189,807 or 8.0% to $2,572,495 as compared to total assets of $2,382,688 at December 31, 2002. Invested assets, at market value and equity, increased $87,904 or 5.6%. Premiums receivable increased $71,379, or 24.0%. The increase in premiums receivable from December 31, 2002, was primarily attributable to increases in the Company's business, coupled with the seasonality of the policy effective dates of the Company's business. This occurs because the total amount of a policy's premium is recorded as written premium on the first day the policy is effective, however, the policy premium is billed over the ensuing year. Deferred policy acquisition costs increased $14,313 or 10.4% as a result of increased business. The residual market receivable increased $5,064 or 3.1% over 2002 due to increased business assumed from CAR.

      The Company's liabilities totaled $1,779,884 at March 31, 2003 as compared to $1,588,530 at December 31, 2002. The $191,354 or 12.0% increase was primarily comprised of increases in

                  The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (Continued)

unpaid losses and loss adjustment expenses, unearned premiums and a payable for securities purchased. The liability for losses and loss adjustment expense reserves increased $41,536 or 5.1%. Unearned premiums increased $90,981 or 13.2%, due primarily to the same reason premiums receivable increased. Payable for securities purchased totaled $63,075 at March 31, 2003 as compared to $0 at December 31, 2002. This was the result of securities purchased with trade dates in March of 2003 that did not settle until April of 2003.

      The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments as reflected in the Consolidated Statements of Cash Flows on pages 5 and 6.

      The Company's operating activities provided cash of $49,797 in the first three months of 2003, as compared to $53,099 during the same period a year ago, representing a decrease of $3,302 or 6.2%. Premiums collected less loss and policy acquisition cost payments were approximately $900 higher in 2003 compared to 2002. Due to the severe winter loss payments increased over 20% versus last year. The remaining reasons for the decrease is that the Company received $7,000 in the first quarter of 2002 for an agreement to offer to write the business from Berkshire Mutual Insurance Company. This was partially offset by premium finance and service fees collected which increased $1,398 or 28.3% primarily as the result of increased business and a service fee increase on Massachusetts new and renewal business from three dollars to four dollars per installment payment, for policies with effective dates of July 1, 2002 and forward.

      For the first three months of 2003 and 2002 net cash flows from investing activities used cash of $70,805 and $32,794, respectively. The majority of the $38,011 difference was a $75,274 increase in purchases of fixed maturities coupled with a $9,866 decrease in sales of equity securities offset by a $43,696 increase in proceeds from fixed maturities. The vast majority of the purchased securities during 2003 were short duration securities that act as cash substitutes. During 2003 and 2002, investing activities were funded by accumulated cash and cash provided by operating activities.

      Cash flows used in financing activities totaled $17,989 during the first three months of 2003 compared to $16,716 during the same period a year ago. The 2003 cash flows used in financing activities consisted of dividends paid to stockholders of $9,931, coupled with $8,058 used to purchase 236,400 shares of treasury stock under the Company's stock buyback program. The 2002 cash flows used in financing activities consisted of dividends paid to stockholders of $9,927 and $6,789 used to purchase 180,000 shares of treasury stock under the company's stock buy-program.

      The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. The carrying value (at market and equity) of total investments at March 31, 2003 was $1,664,974. At March 31, 2003, the Company held cash and cash equivalents of $130,949. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs. The Company continues to monitor interest rates on medium and long-term securities and intends to maintain its relatively high cash position until such time as the Company believes medium and long-term rates have appropriately firmed.

      Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's annualized statutory premiums to surplus ratio was 1.42 to 1.00 and 1.70 to
1.00 for the period ended March 31, 2003 and 2002, respectively.

                         Stock Buyback and Dividends

      The Company purchased 236,400 shares of Treasury stock under the buyback program through March 31, 2003 at an average cost of $34.09. At March 31, 2003, the Company had the authority to purchase 741,456 additional shares of common stock under the current Board of Directors' stock re-purchase authorization.

                  The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (Continued)

      On March 14, 2003, the Company paid a quarterly dividend of $0.31 to stockholders of record as of February 28, 2003.

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

                         Forward-Looking Statements

      This Form 10-Q contains some statements that are not historical facts and are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve opinions, assumptions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks facing the Company. These include, but are not limited to, those risks and uncertainties in our business, some of which are beyond the control of the Company, that are described in the Company's Forms 10-K and 10-Q, Schedules 13D and 13G, and other documents filed with the SEC, including the possibility of adverse catastrophe experience and severe weather, adverse trends in claim severity or frequency, adverse state and federal regulation and legislation, adverse state judicial decisions, litigation risks, interest rate risk, rate making decisions for private passenger automobile policies in Massachusetts, potential rate filings outside of Massachusetts, adverse impacts related to consolidation activities, heightened competition, as well as the economic, market or regulatory conditions and risks associated with entry into new markets and diversification. The Commerce Group, Inc. is not under any obligation to (and expressly disclaims any such obligations to) update or alter its forward-looking statements, whether as a result of new information, future events or otherwise.

        Additional Financial Information Available on Company Website

      Additional supplemental financial information is available on the Company's website at http://www.commerceinsurance.com, under the "Links" section of the "News & Investors" tab.

                  The Commerce Group, Inc. and Subsidiaries

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

      The Company manages its market risk by focusing on higher quality equity and fixed income investments, by periodically monitoring the credit strength of companies in which investments are made, by limiting exposure in any one investment and by monitoring the quality of the investment portfolio by taking into account credit ratings assigned by recognized rating organizations. Although the Company has significant holdings of various closed-end preferred stock mutual funds, these funds are comprised primarily of preferred and common stocks traded on national stock exchanges, thus limiting exposure to any one investment. The Company's exposure to interest rate changes at March 31, 2003 was estimated as follows: A 200 basis point increase results in a $73,743 decrease in the market value of the fixed maturities and preferred stocks. A 200 basis point decrease results in a $46,411 increase in the market value of the same securities.

Item 4.  Controls and Procedures

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

                  The Commerce Group, Inc. and Subsidiaries

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      Please refer to Note 3 located in "Part I, Item 1 - Financial Statements Notes to Unaudited Consolidated Financial Statements" section.

Item 2.  Changes in Securities and Use of Proceeds

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submissions of Matters to a Vote by Security Holders

      None

Item 5.  Other Information

      In accordance with Section 306 of the Sarbanes-Oxley Act of 2002 ("the Act"), a required communication was sent to Directors and Executive Officers of the Company as a result of the Company's transfer of recordkeeping services of The Commerce Group, Inc. Employee Stock Ownership Plan (ESOP) to Fidelity Investments. The Company initiated a black-out period on all participants in the ESOP between February 24, 2003 through March 21, 2003. As a result of the Act, because a blackout period was imposed on a Company sponsored benefit plan, the attached letter was sent to all Directors and Executive Officers of the Company providing information required under the Act.

                          Pension Black Out Period

To:      Directors and Executive Officers

From:    Randy Becker

Date:    February 21, 2003

Subject: Potential Stock Trading Restrictions from February 24 through
         March 21, 2003

As you are probably aware, numerous new laws, rules and regulations have come into place as a result of the Sarbanes-Oxley Act of 2002 ("the Act"). One of the areas of the Act pertains to situations when a Company imposes a blackout period on pension plan activity. The Company is imposing a blackout period on all ESOP participants from February 24, 2003 through March 21, 2003 due to the transfer of the plan administration to Fidelity Investments.

In accordance with Section 306 of the Act, the Company is required by law to inform its Directors and Executive Officers of the restrictions placed on them with regard to acquiring or disposing securities during this blackout period.

For Executive Officers, the Act prohibits purchases of equity securities during a blackout period if the acquisition is in connection with the service or employment of the director or executive officer. In Commerce's case, this prohibition pertains exclusively to Executive Officers in that they are prohibited from otherwise exercising their rights under the stock option program during the blackout period.

For both Directors and Executive Officers, the Act prohibits the disposition
(sale) of equity securities during a blackout period if the securities contemplated to be sold were acquired in connection with your service or employment as a director or executive officer. Examples of this would be: shares acquired for you by the ESOP, whether currently held in the ESOP or elsewhere; shares acquired through the management incentive plan, etc.

As a result of the above, prior to engaging in any transaction involving Company securities, please contact our outside counsel, Gus Alexander of Nutter, McClennen & Fish LLP at 617-439-2595 to discuss any proposed transaction.

If you have any questions on the above information, please give me a call at 800-922-8276, extension 4129.

Cc:    C. Alexander, Esq., NMF

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Reports on Form 8-K - None

                                                                       Page No.
(b)   Exhibit 10.27 - Initial ACIC Agent Option Agreement                 26
      Exhibit 99.1 - CEO Certification Statement Under Section 906 of
                     The Sarbanes-Oxley Act of 2002                       37
      Exhibit 99.2 - CFO Certification Statement Under Section 906 of
                     The Sarbanes-Oxley Act of 2002                       38


                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE COMMERCE GROUP, INC.

                                       RANDALL V. BECKER
                                       ------------------------------
                                       Randall V. Becker
                                       Treasurer and
                                       Chief Accounting Officer


Dated this 13th day of May, 2003.

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: May 12, 2003

                                       ARTHUR J. REMILLARD, JR.
                                       ------------------------------
                                       Arthur J. Remillard, Jr.
                                       Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: May 12, 2003

                                       GERALD FELS
                                       ------------------------------
                                       Gerald Fels
                                       Chief Financial Officer