Form 10-Q
period 2003-06-30
COMMERCE GROUP INC /MA
filed 2003-08-13
CIK 811612

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2003
                                               -------------

                                     OR

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      Commission File Number 001-13672
                                             ---------

                          THE COMMERCE GROUP, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            Massachusetts                            04-2599931
    ----------------------------                 -------------------
    (State or other jurisdiction                    (IRS Employer
          of Incorporation)                      Identification No.)

211 Main Street, Webster, Massachusetts                 01570
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code: (508) 943-9000
                                                         --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X    No
                                 -----     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                             Yes   X    No
                                 -----     -----

      As of July 30, 2003, the number of shares outstanding of the Registrant's common stock (excluding Treasury Shares) was
                                 31,962,952


                                Page 1 of 35


                          The Commerce Group, Inc.

                              Table of Contents


                                                                           Page No.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets at
 June 30, 2003 (Unaudited) and December 31, 2002                               3
Consolidated Statements of Earnings and Comprehensive Income for the
 Three and Six Months Ended June 30, 2003 and 2002 (Unaudited)                 4
Consolidated Statements of Cash Flows for the
 Six Months Ended June 30, 2003 and 2002 (Unaudited)                           5
Consolidated Statements of Cash Flows - Reconciliation of Net Earnings
 to Net Cash Provided by Operating Activities for the Six Months
 Ended June 30, 2003 and 2002 (Unaudited)                                      6
Notes to Unaudited Consolidated Financial Statements                           7

Item 2. Management's Discussion and Analysis

General                                                                       14
Results of Operations - Three Months Ended June 30, 2003                      15
Results of Operations - Six Months Ended June 30, 2003                        20
Liquidity and Capital Resources                                               25
Forward-Looking Statements                                                    27

Item 3. Quantitative and Qualitative Disclosures about Market Risk            29

Item 4. Controls and Procedures                                               29

Part II - Other Information

Item 1. Legal Proceedings                                                     30

Item 2. Changes in Securities and Use of Proceeds                             30

Item 3. Defaults Upon Senior Securities                                       30

Item 4. Submission of Matters to a Vote by Security Holders                   30

Item 5. Other Information                                                     30

Item 6. Exhibits and Reports on Form 8-K                                      31

Signature                                                                     31

                       Part I - Financial Information
                       ------------------------------

Item 1.  Financial Statements

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Thousands of Dollars)


                                                                            June 30,       December 31,
                                                                              2003             2002
                                                                              ----             ----
                                                                           (Unaudited)

                                ASSETS
Investments:
  Fixed maturities, at market (cost:  $898,972 in 2003 and
   $666,910 in 2002)                                                       $  918,793       $  683,811
  Preferred stocks, at market (cost:  $329,748 in 2003 and
   $301,141 in 2002)                                                          349,075          305,057
  Common stocks, at market (cost:  $58,762 in 2003 and
   $81,602 in 2002)                                                            69,454           99,818
  Preferred stock mutual funds, at equity (cost:  $244,799
   in 2003 and $294,192 in 2002)                                              259,403          270,616
  Mortgage loans on real estate and collateral notes receivable
   (less allowance for possible loan losses of $387 in 2003 and
   $418 in 2002)                                                               19,135           26,754
  Cash and cash equivalents                                                   111,040          169,946
  Other investments, at equity (cost: $40,093 in 2003 and
   $35,015 in 2002)                                                            24,749           21,068
                                                                           ----------       ----------
      Total investments (cost:  $1,702,936 in 2003 and
       $1,575,978 in 2002)                                                  1,751,649        1,577,070

Accrued investment income                                                      15,820           13,959
Premiums receivable (less allowance for doubtful receivables of
 $1,660 in 2003 and $1,661 in 2002)                                           392,743          297,610
Deferred policy acquisition costs                                             157,247          138,241
Property and equipment, net of accumulated depreciation                        51,552           51,509
Residual market receivable                                                    179,628          164,476
Due from reinsurers                                                           111,679           98,403
Current income taxes                                                                -              662
Deferred income taxes                                                          34,912           30,728
Receivable from securities sold                                                21,505              366
Non-compete agreement, net of accumulated amortization                          1,954            2,129
Other assets                                                                   10,693            7,535
                                                                           ----------       ----------

      Total assets                                                         $2,729,382       $2,382,688
                                                                           ==========       ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses                               $  893,248       $  815,626
  Unearned premiums                                                           822,727          687,148
  Current income taxes                                                         15,270                -
  Deferred income                                                               7,730            8,421
  Contingent commissions accrued                                               21,192           32,550
  Payable for securities purchased                                             52,361                -
  Other liabilities and accrued expenses                                       56,700           44,785
                                                                           ----------       ----------

      Total liabilities                                                     1,869,228        1,588,530
                                                                           ----------       ----------

Minority interest                                                               4,228            4,106
                                                                           ----------       ----------

Stockholders' equity
  Preferred stock, authorized 5,000,000 shares at $1.00 par value;
   none issued in 2003 and 2002                                                     -                -
  Common stock, authorized 100,000,000 shares at $.50 par value;
   38,356,822 shares issued in 2003 and 38,281,627 in 2002                     19,178           19,141
  Paid-in capital                                                              42,140           39,570
  Net accumulated other comprehensive income, net of income taxes
   of $17,421 in 2003 and $13,603 in 2002                                      32,353           25,264
  Retained earnings                                                           941,544          877,308
                                                                           ----------       ----------
      Total stockholders' equity before treasury stock                      1,035,215          961,283

  Treasury stock 6,401,792 shares in 2003 and 6,165,392 shares in 2002       (179,289)        (171,231)
                                                                           ----------       ----------
      Total stockholders' equity                                              855,926          790,052
                                                                           ----------       ----------

      Total liabilities, minority interest and stockholders' equity        $2,729,382       $2,382,688
                                                                           ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

              Three and Six Months Ended June 30, 2003 and 2002
                (Thousands of Dollars Except Per Share Data)
                                 (Unaudited)


                                                                    Three Months Ended             Six Months Ended
                                                                         June 30,                      June 30,
                                                                 -------------------------     -------------------------
                                                                    2003           2002           2003           2002
                                                                    ----           ----           ----           ----
                                                                                (Restated)                    (Restated)

Revenues
  Direct premiums written                                        $  415,787     $  348,212     $  864,581     $  731,929
  Assumed premiums                                                   29,769         34,898         57,752         59,053
  Ceded premiums                                                    (60,081)       (48,614)      (109,823)       (88,945)
                                                                 ----------     ----------     ----------     ----------
      Net premiums written                                          385,475        334,496        812,510        702,037

  Increase in unearned premiums                                     (35,206)       (38,086)      (124,254)      (124,863)
                                                                 ----------     ----------     ----------     ----------
  Earned premiums                                                   350,269        296,410        688,256        577,174

  Net investment income                                              23,108         24,858         45,812         47,762
  Premium finance and service fees                                    6,915          5,065         13,245          9,997
  Net realized investment gains (losses)                             65,864        (31,545)        60,020        (34,992)
  Other income                                                            -              -              -          7,000
                                                                 ----------     ----------     ----------     ----------

      Total revenues                                                446,156        294,788        807,333        606,941
                                                                 ----------     ----------     ----------     ----------

Expenses
  Losses and loss adjustment expenses                               269,211        222,975        543,605        439,551
  Policy acquisition costs                                           86,268         77,053        155,770        142,072
                                                                 ----------     ----------     ----------     ----------

      Total expenses                                                355,479        300,028        699,375        581,623
                                                                 ----------     ----------     ----------     ----------

      Earnings (loss) before income taxes (benefits),
       minority interest and change in accounting principle          90,677         (5,240)       107,958         25,318

Income tax (benefit)                                                 19,080         (3,787)        23,485          4,048
                                                                 ----------     ----------     ----------     ----------
  Net earnings (loss) before minority interest and
   change in accounting principle                                    71,597         (1,453)        84,473         21,270

Minority Interest in net (earnings) loss of subsidiary                 (124)           153            (80)           163
                                                                 ----------     ----------     ----------     ----------
      Net earnings (loss) before change in
       accounting principle                                          71,473         (1,300)        84,393         21,433
                                                                 ----------     ----------     ----------     ----------

Cumulative effects of change in accounting principle net
 of tax                                                                   -              -              -         11,237
                                                                 ----------     ----------     ----------     ----------

      NET EARNINGS (LOSS)                                        $   71,473     $   (1,300)    $   84,393     $   32,670
                                                                 ==========     ==========     ==========     ==========

      COMPREHENSIVE INCOME                                       $   75,057     $    8,242     $   91,482     $   46,336
                                                                 ==========     ==========     ==========     ==========

      NET EARNINGS (LOSS) PER COMMON SHARE BEFORE
       CUMULATIVE EFFECTS OF CHANGE IN ACCOUNTING PRINCIPLE:
        BASIC                                                    $     2.24     $    (0.04)    $     2.64     $     0.65
                                                                 ==========     ==========     ==========     ==========
        DILUTED                                                  $     2.22     $    (0.04)    $     2.62     $     0.64
                                                                 ==========     ==========     ==========     ==========

      NET EARNINGS (LOSS) PER COMMON SHARE FROM THE
       CUMULATIVE EFFECTS OF CHANGE IN ACCOUTING PRINCIPLE:
        BASIC                                                    $        -     $        -     $        -     $     0.34
                                                                 ==========     ==========     ==========     ==========
        DILUTED                                                  $        -     $        -     $        -     $     0.34
                                                                 ==========     ==========     ==========     ==========

      NET EARNINGS (LOSS) PER COMMON SHARE:
        BASIC                                                    $     2.24     $    (0.04)    $     2.64     $     0.99
                                                                 ==========     ==========     ==========     ==========
        DILUTED                                                  $     2.22     $    (0.04)    $     2.62     $     0.98
                                                                 ==========     ==========     ==========     ==========

      CASH DIVIDENDS PAID PER COMMON SHARE                       $     0.32     $     0.31     $     0.63     $     0.61
                                                                 ==========     ==========     ==========     ==========

      WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
        BASIC                                                    31,930,507     32,968,368     31,986,847     33,025,426
                                                                 ==========     ==========     ==========     ==========
        DILUTED                                                  32,156,738     33,334,199     32,187,013     33,355,669
                                                                 ==========     ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Six Months Ended June 30, 2003 and 2002
                           (Thousands of Dollars)
                                 (Unaudited)


                                                                            2003          2002
                                                                            ----          ----
                                                                                        (Restated)

Cash flows from operating activities:
  Premiums collected                                                      $ 729,696     $ 621,840
  Net investment income received                                             44,603        45,611
  Premium finance and service fees received                                  13,245         9,997
  Losses and loss adjustment expenses paid                                 (489,543)     (394,070)
  Policy acquisition costs paid                                            (181,216)     (177,796)
  Federal income tax payments                                               (15,554)      (21,890)
  Other income                                                                    -         7,000
                                                                          ---------     ---------

      Net cash provided by operating activities                             101,231        90,692
                                                                          ---------     ---------

Cash flows from investing activities:
  Proceeds from maturity of fixed maturities                                 79,510        19,542
  Proceeds from sale of fixed maturities                                    247,668        58,709
  Proceeds from sale of equity securities                                   138,744        18,511
  Proceeds from sale of preferred stock mutual funds                         51,746         2,524
  Proceeds from sale of other investments                                       518           102
  Payments received on mortgage loans and collateral notes receivable         8,181         5,712
  Purchase of fixed maturities                                             (522,607)      (87,403)
  Purchase of equity securities                                            (129,783)      (59,283)
  Purchase of preferred stock mutual funds                                        -        (4,543)
  Purchase of other investments                                              (5,250)       (7,188)
  Mortgage loans and collateral notes originated                               (531)         (625)
  Purchase of property and equipment                                         (3,287)       (8,361)
  Other investing activities                                                    562           480
                                                                          ---------     ---------

      Net cash used in investing activities                                (134,529)      (61,823)
                                                                          ---------     ---------

Cash flows from financing activities:
  Dividends paid to stockholders                                            (20,157)      (20,165)
  Purchase of treasury stock                                                 (8,058)      (17,211)
  Capital stock issued                                                        2,607         7,858
                                                                          ---------     ---------

      Net cash used in financing activities                                 (25,608)      (29,518)
                                                                          ---------     ---------


  Decrease in cash and cash equivalents                                     (58,906)         (649)
  Cash and cash equivalents at beginning of period                          169,946       148,630
                                                                          ---------     ---------

      Cash and cash equivalents at the end of period                      $ 111,040     $ 147,981
                                                                          =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                  THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

 Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
                   Six Months Ended June 30, 2003 and 2002
                           (Thousands of Dollars)
                                 (Unaudited)


                                                                      2003          2002
                                                                      ----          ----
                                                                                 (Restated)

Cash flows from operating activities:
  Net earnings                                                      $ 84,393      $ 32,670
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Premiums receivable                                              (95,133)      (85,096)
    Deferred policy acquisition costs                                (19,006)      (20,919)
    Residual market receivable                                       (15,152)      (24,352)
    Due to/from reinsurers                                           (13,276)      (10,619)
    Losses and loss adjustment expenses                               77,622        59,701
    Unearned premiums                                                135,579       134,955
    Current income taxes                                              15,932        (5,059)
    Deferred income taxes                                             (8,001)      (12,783)
    Deferred income                                                     (691)        1,019
    Contingent commissions                                           (11,358)       (6,392)
    Other assets                                                      (2,983)       (4,250)
    Other liabilities and accrued expenses                            11,915         4,296
    Net realized investment (gains) losses                           (60,020)       34,992
    Change in accounting principle                                         -       (11,237)
    Minority interest                                                    122         4,449
    Other - net                                                        1,288          (683)
                                                                    --------      --------

      Net cash provided by operating activities                     $101,231      $ 90,692
                                                                    ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                  The Commerce Group, Inc. and Subsidiaries
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (Thousands of Dollars Except Per Share Data)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported 2002 account balances have been reclassified to conform to the current period's presentation and other balances have been restated as indicated in Note 10. Results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

2. This Form 10-Q contains some statements that are not historical facts and are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve opinions, assumptions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks facing the Company. These include, but are not limited to, those risks and uncertainties in its business, some of which are beyond the control of the Company, that are described in the Company's Forms 10-K and 10-Q, Schedules 13D and 13G, and other documents filed with the SEC, including the possibility of adverse catastrophe experience and severe weather, adverse trends in claim severity or frequency, adverse state and federal regulation and legislation, adverse state judicial decisions, litigation risks, interest rate risk, rate making decisions for private passenger automobile policies in Massachusetts, potential rate filings outside of Massachusetts, adverse impacts related to consolidation activities, heightened competitions concentration of business within Massachusetts, dependence on certain principal employees, as well as economic, market or regulatory conditions and risks associated with entry into new markets and diversification. The Commerce Group, Inc. is not under any obligation to (and expressly disclaims any such obligations to) update or alter its forward-looking statements, whether as a result of new information, future events or otherwise.

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

      The Company previously disclosed that a purported class action lawsuit was pending in Massachusetts state court against The Commerce Insurance Company ("Commerce Insurance"). The lawsuit, titled "Elena Given, individually and as a representative of all persons similarly situated v. The Commerce Insurance Company," alleges damages as a result of the alleged inherent diminished value to vehicles that are involved in accidents. In April 2002, the trial judge in that case entered partial summary judgment for the plaintiff on the issue of whether the Massachusetts automobile policy covers her claim, ruling that the plaintiff would be entitled to reimbursement under the policy if the plaintiff were able both to prove that her vehicle suffered "inherent diminished value" in the accident and to quantify the amount of such diminution in value. Subsequently the Massachusetts Division of

                  The Commerce Group, Inc. and Subsidiaries
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (Thousands of Dollars Except Per Share Data)
                                 (Continued)

Insurance issued an Advisory ruling in which it stated, among other things, its position that the policy does not cover claims for "inherent diminished value." In July of 2002, the trial judge stayed the trial and granted the Company's motion to have the appellate court review the issue of whether the Massachusetts automobile policy provides coverage for inherent diminished value. During the third quarter of 2002, the Company applied for direct appellate review of this issue by the Supreme Judicial Court of Massachusetts ("SJC"), and this application was granted. Another Superior Court judge in Massachusetts ruled, in a similar case brought by the same plaintiff counsel against another insurer, that claims for diminution of value are not covered by the Massachusetts automobile insurance policy. The Company's and the other insurer's cases were paired and oral arguments were heard at the SJC on March 4, 2003. A decision has not been announced by the SJC and the Company is unable to anticipate a decision date. If the SJC agrees with the Given trial judge's interpretation of the Massachusetts personal automobile insurance policy, then the case will be remanded to the trial court, where the Company would vigorously oppose class certification. No reserve has been established for the potential liability in connection with this case because the Company is unable to estimate the potential exposure of this purported class action lawsuit. However, if there is a final decision certifying that a relatively large class of the Company's policyholders is entitled to recover damages based upon the inherent diminished value theory, the Company may have to increase materially its loss and loss adjustment expense reserves as a result. Other insurance companies face similar suits in cases outside of Massachusetts.

4. Disclosure of Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income:


                                                               Six Months Ended
                                                                    June 30,
                                                             -----------------------
                                                               2003          2002
                                                               ----          ----
                                                                          (Restated)

      Net earnings                                           $ 84,393      $ 32,670
                                                             --------      --------
      Other comprehensive income (loss), net of taxes
       (benefits):
        Change in unrealized gains, net of income taxes
         of $9,661 in 2003 and $7,244 in 2002                  17,942        13,454
        Reclassification adjustment, net of income taxes
         (benefits) of ($5,844) in 2003 and $114 in 2002      (10,853)          212
                                                             --------      --------
      Other comprehensive income                                7,089        13,666
                                                             --------      --------
      Comprehensive income                                   $ 91,482      $ 46,336
                                                             ========      ========


                                                               Three Months Ended
                                                                    June 30,
                                                             -----------------------
                                                               2003          2002
                                                               ----          ----
                                                                          (Restated)

      Net earnings                                           $ 71,473      $ (1,300)
                                                             --------      --------
      Other comprehensive income (loss), net of taxes
       (benefits):
        Change in unrealized gains, net of income taxes
         of $6,883 in 2003 and $5,154 in 2002                  12,782         9,571
        Reclassification adjustment, net of income tax
         benefits of $4,953 in 2003 and $16 in 2002            (9,198)          (29)
                                                             --------      --------
      Other comprehensive income                                3,584         9,542
                                                             --------      --------
      Comprehensive income                                   $ 75,057      $  8,242
                                                             ========      ========

                  The Commerce Group, Inc. and Subsidiaries
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (Thousands of Dollars Except Per Share Data)
                                 (Continued)

5. Disclosure of Statement of Financial Accounting Standards No. 131 - Disclosures about Segments of an Enterprise and Related Information:


                                                                   Earnings (Losses)
                                                             Before Income Taxes (Benefits)
                                                                  Change in Accounting
                                                                     Principle and              Identifiable
                                                Revenue            Minority Interest               Assets
                                                -------      ------------------------------     ------------

Six Months Ended June 30, 2003
  Property and casualty insurance
    Massachusetts                               $696,654                $107,767                 $2,373,840
    Other than Massachusetts                     109,833                   3,730                    319,943
  Real estate and commercial lending                 845                     845                     20,209
  Corporate and other                                  1                  (4,384)                    15,390
                                                --------                --------                 ----------
      Consolidated                              $807,333                $107,958                 $2,729,382
                                                ========                ========                 ==========

Six Months Ended June 30, 2002 (Restated)
  Property and casualty insurance
    Massachusetts                               $529,863                $ 38,302                 $2,053,485
    Other than Massachusetts                      75,862                  (7,489)                   261,763
  Real estate and commercial lending               1,216                   1,216                     35,003
  Corporate and other                                  -                  (6,711)                    12,882
                                                --------                --------                 ----------
      Consolidated                              $606,941                $ 25,318                 $2,363,133
                                                ========                ========                 ==========


                                                                   Earnings (Losses)
                                                             Before Income Taxes (Benefits)
                                                                  Change in Accounting
                                                                     Principle and              Identifiable
                                                Revenue            Minority Interest               Assets
                                                -------      ------------------------------     ------------


Three Months Ended June 30, 2003
  Property and casualty insurance
    Massachusetts                               $385,105                $ 91,246                 $2,373,840
    Other than Massachusetts                      60,685                   4,685                    319,943
  Real estate and commercial lending                 366                     366                     20,209
  Corporate and other                                  -                  (5,620)                    15,390
                                                --------                --------                 ----------
      Consolidated                              $446,156                $ 90,677                 $2,729,382
                                                ========                ========                 ==========

Three Months Ended June 30, 2002 (Restated)
  Property and casualty insurance
    Massachusetts                               $256,006                $  3,816                 $2,053,485
    Other than Massachusetts                      38,215                  (5,954)                   261,763
  Real estate and commercial lending                 567                     567                     35,003
  Corporate and other                                  -                  (3,669)                    12,882
                                                --------                --------                 ----------
      Consolidated                              $294,788                $ (5,240)                $2,363,133
                                                ========                ========                 ==========

6. Liabilities for unpaid losses and loss adjustment expenses ("LAE") at June 30, 2003 and December 31, 2002 consist of:


                                                             June 30,     December 31,
                                                               2003           2002
                                                             --------     ------------

Net voluntary unpaid losses and LAE                          $702,470       $650,892
Voluntary salvage and subrogation recoverable                 (89,312)       (88,108)
Assumed unpaid losses and LAE from CAR                        149,331        138,355
Assumed salvage and subrogation recoverable from CAR          (22,790)       (22,790)
                                                             --------       --------
      Total voluntary and assumed unpaid losses and LAE       739,699        678,349
Adjustment for ceded unpaid losses and LAE                    162,549        146,277
Adjustment for ceded salvage and subrogation recoverable       (9,000)        (9,000)
                                                             --------       --------
      Total unpaid losses and LAE                            $893,248       $815,626
                                                             ========       ========

                  The Commerce Group, Inc. and Subsidiaries
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (Thousands of Dollars Except Per Share Data)
                                 (Continued)

7. SFAS No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" effect:

     In accordance with SFAS No. 113, included in the unpaid losses and loss adjustment expenses and the unearned premiums reported numbers are amounts for ceded reinsurance recoverable. At June 30, 2003 and December 31, 2002, respectively, $153,549 and $137,277 were included in the unpaid losses and loss adjustment expense amounts. At June 30, 2003 and December 31, 2002, respectively, $111,128 and $99,802 were included in the unearned premium liability amounts.

8.    Stock-Based Compensation

      During 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which provides alternative methods of accounting for stock-based compensation and amends SFAS No. 123, "Accounting for Stock-Based Compensation". The Company measures stock-based compensation expense (for the employee stock options granted in 1999 and 2000) under the variable accounting method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. As allowed by SFAS No. 148, the Company has elected to continue to apply variable accounting for the stock options granted in 1999 and 2000. The Company continues to comply with APB Opinion No. 25 and related interpretations in applying fixed accounting for the employee stock options granted in 2001. Under the provisions of APB Opinion No. 25, no expense has been recognized for these 2001 employee stock options in the second quarter 2003 and 2002. The Company has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS 148. If compensation expense for all employee stock options had been measured under the fair value based method prescribed by SFAS No. 123, as amended, net earnings would have been changed to the pro-forma amounts set forth below:


                                                                Six Months Ended
                                                                    June 30,
                                                              ---------------------
                                                                2003         2002
                                                                ----         ----

Net earnings as reported                                      $ 84,393     $ 32,670
Adjust for employee stock-based compensation expense
 (income) included in reported net earnings, net of taxes         (634)       2,501
Adjust for employee stock-based compensation (expense)
 determined under the fair value method for all employee
 stock options, net of tax                                        (905)      (1,371)
                                                              --------     --------
Pro-forma net earnings                                        $ 82,854     $ 33,800
                                                              ========     ========

Basic earnings per share:
  As reported                                                 $   2.64     $   0.99
  Pro-forma                                                   $   2.59     $   1.02
Diluted earnings per share:
  As reported                                                 $   2.62     $   0.98
  Pro-forma                                                   $   2.57     $   1.01

                  The Commerce Group, Inc. and Subsidiaries
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (Thousands of Dollars Except Per Share Data)
                                 (Continued)


                                                               Three Months Ended
                                                                    June 30,
                                                              --------------------
                                                               2003        2002
                                                               ----        ----

Net earnings (loss) as reported                               $71,473     $(1,300)
Adjust for employee stock-based compensation expense
 (income) included in reported net earnings, net of taxes       1,014       1,055
Adjust for employee stock-based compensation (expense)
 determined under the fair value method for all employee
 stock options, net of tax                                       (319)       (684)
                                                              -------     -------
Pro-forma net earnings (loss)                                 $72,168     $  (929)
                                                              =======     =======

Basic earnings (loss) per share:
  As reported                                                 $  2.24     $ (0.04)
  Pro-forma                                                   $  2.26     $ (0.03)
Diluted earnings (loss) per share:
  As reported                                                 $  2.22     $ (0.04)
  Pro-forma                                                   $  2.24     $ (0.03)

      The fair value of each employee stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:


                                                                     Six and
                                                               Three Months Ended
                                                                    June 30,
                                                              --------------------
                                                               2003        2002
                                                               ----        ----

Dividend yield                                                  *           *
Expected volatility                                           28.90%      28.50%
Risk-free interest rate                                        2.41%       3.81%
Expected option life in years                                  3           3

* - 0% for employee stock options granted in 1999 and 2000 and 3.51% and 3.12% for employee stock options granted in 2001 for 2003 and 2002, respectively.

9.    Earnings Per Share:

      Net earnings per basic common share are computed by dividing net earnings by the weighted average number of basic common shares outstanding. The weighted average number of basic common shares outstanding for the six months ended June 30, 2003 and 2002 were 31,986,847 and 33,025,426, respectively. Weighted average number of basic common shares outstanding is determined by taking the average of the following calculation for a specified period of time: The daily amount of (1) the total issued outstanding common shares minus (2) the total Treasury Stock purchased.

      Earnings per diluted common share are based on the weighted average number of diluted common shares outstanding during each period. The weighted average number of diluted common shares outstanding for the six months ended June 30, 2003 and 2002 were 32,187,013 and 33,355,669, respectively. The Company's only potentially dilutive instruments are stock options outstanding and dilution from these is not significant.

10.   2002 Restatement for Stock Options:

      As disclosed in the Company's 2002 Form 10-K, in the fourth quarter of 2002, the Company changed its method of accounting for stock options and began applying variable accounting treatment for stock options issued in 1999 and 2000. Accordingly, the Company restated its 2002 quarterly results. The impact of the restatement for the six months ended June 30, 2002 resulted in a decrease to net earnings of $2.5 million or $0.07 per diluted share. The comparable amount for the six months ended June 30, 2003 resulted in an increase to net earnings of $0.6 million or $0.02 per diluted share. The impact of the restatement for the three months ended June 30, 2002 resulted in a decrease to net earnings of $1.1 million or $0.03 per diluted share. The comparable amount for the three months ended June 30, 2003 resulted in a decrease to net earnings of $1.0 million or $0.03 per diluted share.

                  The Commerce Group, Inc. and Subsidiaries
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (Thousands of Dollars Except Per Share Data)
                                 (Continued)

11.   Contingencies Related to Commonwealth Automobile Reinsurers ("CAR"):

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. At the present time, the Company is not aware of any CAR member company who has failed to meet its obligations.

      In a letter to the Massachusetts Insurance Commissioner (the "Commissioner") dated June 25, 2002, the Massachusetts Attorney General reported that, based on his examination of available information, he "believes that the CAR plan for providing access to insurance in the residual market does not comply with the CAR enabling statute, and must be changed to produce a fair and equitable market". The Attorney General's letter describes several factors that he believes support his findings and which he believes should be corrected in order to comply with Massachusetts law governing CAR. The Attorney General's letter calls on the Commissioner to work with him to address these issues. It is uncertain whether and to what extent the issues raised by the Attorney General will be addressed by the Commissioner. The Company cannot be certain whether changes, if any, would have a material impact on the Company.

12.   Preferred Stock Mutual Funds:

      The following table reflects the shares held, percentage of ownership, carrying value at equity, cost, and quoted market value, by fund at June 30, 2003 and December 31, 2002:


                                      June 30, 2003
                                      -------------

                      Fund                      Carrying                    Quoted
        Fund         Shares         % of          Value                     Market
      Symbol(1)       Held        Ownership     at Equity       Cost        Value
      ---------      ------       ---------     ---------       ----        ------

         PGD        2,303,100       27.6%       $  30,055     $ 25,626     $ 29,894
         PPF        1,978,200       27.3%          27,022       21,696       26,330
         PDF        4,251,500       28.2%          38,646       38,510       38,902
         PDT        4,846,700       32.3%          54,138       52,481       54,089
         DIV        3,170,600       31.9%          43,532       44,054       46,671
         PFD        2,095,200       20.8%          32,958       31,126       34,257
         PFO        2,639,943       23.2%          33,052       31,306       33,263
                                                ---------     --------     --------
                      Total                     $ 259,403     $244,799     $263,406
                                                =========     ========     ========


                                 December 31, 2002
                                 -----------------

                      Fund                      Carrying                    Quoted
        Fund         Shares         % of          Value                     Market
      Symbol(1)       Held        Ownership     at Equity       Cost        Value
      ---------      ------       ---------     ---------       ----        ------

         PGD        2,571,100       30.8%       $  29,259     $ 28,358     $ 29,568
         PPF        2,373,800       32.7%          26,777       26,298       28,367
         PDF        4,696,100       31.3%          37,851       42,489       39,306
         PDT        5,506,500       36.7%          53,743       59,507       53,413
         DIV        3,635,600       36.7%          44,536       50,492       47,481
         PFD        2,799,500       27.9%          38,185       41,882       42,273
         PFO        3,756,043       33.1%          40,265       45,166       45,861
                                                ---------     --------     --------
                      Total                     $ 270,616     $294,192     $286,269
                                                =========     ========     ========

<F1>  John Hancock Patriot Global Dividend Fund ("PGD"), John Hancock
      Patriot PreferredDividend Fund ("PPF"), John Hancock Patriot Premium Dividend I Fund ("PDF"), John Hancock Patriot Premium Dividend II Fund ("PDT"), John Hancock Patriot Select Dividend Fund ("DIV"), Preferred Income Fund ("PFD"), Preferred Income Opportunity Fund ("PFO").

                  The Commerce Group, Inc. and Subsidiaries
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (Thousands of Dollars Except Per Share Data)
                                 (Continued)

13.   Reinsurance Changes to Become Effective on July 1, 2003

      The Company's 75% quota-share reinsurance agreement, which provided reinsurance on its other than automobile business, terminated effective June 30, 2003. The quota-share program was incepted on July 1, 1998 and established for a five year period. The Company has negotiated a 65% quota-share agreement for one year with modified terms. The new program became effective July 1, 2003. In the event of a catastrophe, recovery is limited to 65% of the loss with a maximum recovery estimated at $225 million. Several limitations were added to the new contract regarding losses related to nuclear, chemical, and biological terrorist events. The Company's maximum loss recovery in case of these types of events is estimated at $26 million. The Company's 100 and 250 year probable maximum loss events have been estimated at approximately $180 million and $290 million, respectively, based on policies in force at December 31, 2002.

14.   New Relevant Accounting Developments

      FIN. 46 - Consolidation of Variable Interest Entities - An
      Interpretation of ARB No. 51.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation issues surrounding special purpose entities, often termed variable interest entities ("VIE"), to which the usual condition for consolidation does not apply because the VIE either has no voting interests or otherwise is not subject to financial control through ownership of voting interest. Under FIN 46, the primary beneficiary of a VIE is required to consolidate the VIE. FIN 46 is required to be adopted by the end of fiscal periods beginning after June 15, 2003. At June 30, 2003 and December 31, 2002, the Company held investments in preferred stock mutual funds that, for purposes of FIN 46, are being evaluated to determine whether such investments should be consolidated or disclosed as a variable interest entity in the Company's future financial statements.

      FAS. 150 - Accounting for Certain Financial Instruments with characteristics of both liabilities and equity.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"), which requires an issuer of certain classes of freestanding financial instruments, as set out in the statement, to classify such instruments as a liability and, in most instances, measure the instruments at fair value. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period after June 15, 2003 for financial instruments that were in existence prior to May 31, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by initially measuring the financial instruments at fair value and reporting the difference between the fair value and the previous carrying value as the cumulative effect of a change in accounting principle. The Company does not expect that the impact of adopting this statement will be material.

15.   Book Value Awards

      A total of 1,408,676 book value awards were issued under the Amended and Restated Incentive Compensation Plan during the second quarter of 2003 as compared to 1,268,784 book value awards issued during the second quarter of 2002. Book value awards outstanding at June 30, 2003 and 2002 totaled 3,152,001 and 2,240,010, respectively. Expenses relating to book value awards were $4,612 and $2,442 for the quarters ended June 30, 2003 and 2002, respectively, and $4,706 and $2,883 for the six months ended June 30, 2003 and 2002, respectively.

16.   Income Taxes

      The 2003 effective tax rate was positively impacted by $6.3 million and $3.9 million, respectively, for the three and six months ended June 30, 2003, representing the Company's ability to utilize previously unrecognized tax benefits associated with capital loss carry-forwards.

Item 2.  Management's Discussion and Analysis


                  The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                (Thousands of Dollars Except Per Share Data)

                                   General

      The Commerce Group, Inc. (the "Company") was incorporated in 1976.
The Company is engaged in providing personal and commercial property and casualty insurance primarily in Massachusetts through its principal subsidiary, The Commerce Insurance Company ("Commerce Insurance"), which was incorporated in 1971 and began writing business in 1972. The Company's predominant insurance line is motor vehicle insurance, primarily covering Massachusetts personal automobiles. The Company also offers commercial automobile, homeowners, inland marine, fire, general liability, commercial multi-peril and personal and commercial umbrella insurance. The Company also writes insurance in California and Oregon through Commerce West Insurance Company ("Commerce West"), located in Pleasanton, California, which primarily focuses on personal automobile insurance and also writes commercial automobile insurance. Additionally, the Company writes insurance through American Commerce Insurance Company ("American Commerce"), which writes primarily personal automobile insurance and also writes homeowner insurance. Located in Columbus, Ohio, American Commerce is a wholly-owned subsidiary of ACIC Holding Co., Inc. with policies in 24 states and licenses in several others. Through its subsidiaries combined insurance activities, the Company is ranked as the 22nd largest personal automobile insurance group in the country by Risk Information, Inc., based on 2002 direct written premium information.

2002 Restatement for Stock Options

      As disclosed in the Company's 2002 Form 10-K, in the fourth quarter of 2002, the Company changed its method of accounting for employee stock options and began applying variable accounting treatments for employee stock options granted in 1999 and 2000. Accordingly, the Company restated its 2002 quarterly results. The impact of the restatement for the six months ended June 30, 2002 resulted in a decrease to net earnings of $2.5 million or $0.07 per diluted share. The comparable amount for the six months ended June 30, 2003 resulted in an increase to net earnings of $0.6 million or $0.02 per diluted share. The impact of the restatement for the three months ended June 30, 2002 resulted in a decrease to net earnings of $1.1 million or $0.03 per diluted share. The comparable amount for the three months ended June 30, 2003 resulted in a decrease to net earnings of $1.0 million or $0.03 per diluted share.

                  The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                Three months ended June 30, 2003 compared to
                      three months ended June 30, 2002
                (Thousands of Dollars Except Per Share Data)

                            Results of Operations

Premiums

      The following table compares direct premiums written, net premiums written and earned premiums for the three months ended June 30, 2003 and 2002:


                                                         Three Months Ended June 30,
                                               -----------------------------------------------
                                                 2003         2002       $ Change     % Change
                                                 ----         ----       --------     --------

Direct Premiums Written:
  Personal Automobile (Massachusetts)          $298,489     $257,653     $40,836        15.8%
  Personal Automobile (All other states)         46,942       35,771      11,171        31.2
  Commercial Automobile (Massachusetts)          22,203       17,731       4,472        25.2
  Commercial Automobile (All other states)        2,164        1,206         958        79.4
  Homeowners (Massachusetts)                     26,441       21,270       5,171        24.3
  Homeowners (All other states)                   9,684        7,242       2,442        33.7
  Other lines (Massachusetts)                     9,616        7,138       2,478        34.7
  Other lines (All other states)                    248          201          47        23.4
                                               --------     --------     -------       -----
      Total Direct Premiums Written            $415,787     $348,212     $67,575        19.4%
                                               ========     ========     =======       =====

Net Premiums Written:
  Personal Automobile (Massachusetts)          $299,149     $265,930     $33,219        12.5%
  Personal Automobile (All other states)         47,763       35,754      12,009        33.6
  Commercial Automobile (Massachusetts)          23,999       21,776       2,223        10.2
  Commercial Automobile (All other states)        2,078        1,170         908        77.6
  Homeowners (Massachusetts)                      6,882        5,939         943        15.9
  Homeowners (All other states)                   2,874        1,753       1,121        63.9
  Other lines (Massachusetts)                     2,647        2,116         531        25.1
  Other lines (All other states)                     83           58          25        43.1
                                               --------     --------     -------       -----
      Total Net Premiums Written               $385,475     $334,496     $50,979        15.2%
                                               ========     ========     =======       =====

Earned Premiums:
  Personal Automobile (Massachusetts)          $249,315     $212,921     $36,394        17.1%
  Personal Automobile (All other states)         46,350       35,318      11,032        31.2
  Commercial Automobile (Massachusetts)          16,723       13,375       3,348        25.0
  Commercial Automobile (All other states)        1,642          633       1,009       159.4
  Homeowners (Massachusetts)                      5,915        5,084         831        16.3
  Homeowners (All other states)                   2,220        1,258         962        76.5
  Other lines (Massachusetts)                     1,748        2,202        (454)      (20.6)
  Other lines (All other states)                     74           49          25        51.0
  Assumed from CAR                               25,779       25,493         286         1.1
  Assumed (Other)                                   503           77         426       553.2
                                               --------     --------     -------       -----
      Total Earned Premiums                    $350,269     $296,410     $53,859        18.2%
                                               ========     ========     =======       =====

  Earned Premiums (Massachusetts)              $273,701     $233,582     $40,119        17.2%
  Earned Premiums (Assumed)                      26,282       25,570         712         2.8
  Earned Premiums (All other states)             50,286       37,258      13,028        35.0
                                               --------     --------     -------       -----
      Total Earned Premiums                    $350,269     $296,410     $53,859        18.2%
                                               ========     ========     =======       =====

                  The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (Continued)

      The $40,836, or 15.8% increase, in Massachusetts personal automobile direct premiums written during the second quarter of 2003 resulted primarily from a 7.7% increase in average written premium per written exposure coupled with an 8.0% increase in the number of exposures written. The Company attributes the growth in exposures to increased penetration of its independent agents' books of business as the overall number of exposures in Massachusetts has had minimal growth during this period. The increase in other than Massachusetts personal automobile and homeowners business was primarily attributable to book transfers in various states, increased retention on existing business and additional rate per policy.
Additionally, the increase in homeowners in other states is impacted by contraction of authority to write homeowner business by competitors.

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

      The $53,859, or 18.2% increase, in total earned premiums during the second quarter of 2003 as compared to the second quarter of 2002 was primarily attributable to increases in personal and commercial automobile business.

Investment Income

      Net investment income is affected by the composition of the Company's investment portfolio and yields on those investments. The following table summarizes the composition of the Company's investment portfolio, at cost, at June 30, 2003 and 2002:


                                                                June 30,
                                            -------------------------------------------------
                                                            % of                       % of
                                               2003        Invest.        2002        Invest.
                                               ----        -------        ----        -------

Fixed maturities (GNMA & FNMA mortgage-
 backed bonds, corporate bonds, U.S.
 Treasury bonds and notes and tax-
 exempt state and municipal bonds)          $  898,972      52.8%      $  627,754      41.4%
Preferred stocks                               329,748      19.4          290,573      19.1
Common stocks                                   58,762       3.4           85,701       5.6
Preferred stock mutual funds                   244,799      14.4          296,801      19.6
Mortgages and collateral loans                  19,522       1.1           35,075       2.3
Cash and cash equivalents                      111,040       6.5          147,981       9.7
Other investments                               40,093       2.4           35,324       2.3
                                            ----------     -----       ----------     -----
      Total investments                     $1,702,936     100.0%      $1,519,209     100.0%
                                            ==========     =====       ==========     =====

      The Company's investment objective continues to focus primarily on maximizing after-tax investment income through investing primarily in high quality securities coupled with acquiring equity investments, which may forgo current investment yield in favor of potential higher yielding capital appreciation in the future. During the second quarter the Company shortened the overall duration of its investment portfolio by reducing its holdings in certain long term fixed income instruments, equities and closed end mutual funds. This change in strategy resulted in the realization of significant investment gains with a minimal adverse impact on future investment income. If market conditions warrant, the Company will continue to reduce the duration of the investment portfolio in order to continue to protect itself from anticipated future increases in overall interest rates.

                  The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (Continued)

      As depicted in the following table, second quarter 2003 net investment income decreased $1,750 or 7.0%, compared to the same period in 2002, principally as a result of a decrease in yield offset by an increase in average invested assets at cost. The decrease in yield is primarily due to lower short-term yields coupled with an environment of lower long-term yields and higher yielding investment securities being called. The Company continues to monitor interest rates on medium and long-term securities and intends to maintain its relatively high cash position until such time as the Company believes medium and long-term rates have appropriately firmed. Net investment income as an annualized percentage of total average investments was 5.6% in the second quarter of 2003 compared to 6.3% for the same period in 2002. After tax net investment income as an annualized percentage of total average investments was 4.4% and 5.0% in the second quarter of 2003 and 2002, respectively.


Investment Return                                     Quarter Ended June 30,
                                                     -------------------------
                                                        2003           2002
                                                        ----           ----
                                                                    (Restated)

Average month-end investments (at cost)              $1,665,040     $1,568,410
  Net investment income                                  23,108         24,858
  Net investment income after-tax                        18,403         19,762
  Annualized net investment income as a percent-
   age of average net investments (at cost)                 5.6%           6.3%
  Annualized net investment income after-tax as
   a percentage of average net
   investments (at cost)                                    4.4%           5.0%

Investment Gains and (Losses)

      Net realized investment gains totaled $65,864 or $1.53 per diluted share, during the second quarter of 2003 as compared to net realized investment losses of $31,545, or $0.69 per diluted share, during the same period in 2002 as detailed below.

      Net realized gains (losses) by category for the quarter ended June 30, are as follows:


                                                  2003         2002
                                                  ----         ----

Fixed maturities                                $ 12,652     $   (760)
Preferred stocks                                   8,131           (4)
Common stocks                                     13,485         (158)
Preferred stock mutual funds:
  Due to change in equity value                   34,136      (18,085)
  Due to sales                                    (1,524)         308
Venture capital fund investments                    (463)      (1,043)
Other                                                (60)         (69)
Writedowns of investments for other-than-
 temporary impairment of value                      (493)     (11,734)
                                                --------     --------

  Net realized investment gains (losses)
   before tax                                     65,864      (31,545)
Income (tax) benefit:
  At 35%                                         (23,052)      11,041
  Impact of valuation allowance on deferred
   taxes                                           6,316       (2,503)
                                                --------     --------
  Net realized investment gains (losses)
   after taxes                                  $ 49,128     $(23,007)
                                                ========     ========

  Per diluted share net realized investment
   gains (losses) after-tax (benefit)           $   1.53     $  (0.69)
                                                ========     ========

                  The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (Continued)

      The 2003 realized gains were primarily impacted by improvement in the market values of underlying securities held by closed-end preferred stock mutual funds, which resulted in a change in equity of $34,136 and sales of securities. The Company reflects the increases in equity value through realized gains because its significant level of ownership requires the use of the equity method of accounting for these funds. The Company did not receive any cash as a result of these gains. In addition, during the second quarter the Company shortened the overall duration of its investment portfolio by reducing its holdings in certain long term fixed income instruments, equities and closed end mutual funds. This change in strategy resulted in the realization of significant investment gains with a minimal adverse impact on future investment income. If market conditions warrant, the Company will continue to reduce the duration of the investment portfolio in order to continue to protect itself from anticipated future increases in overall interest rates.

Loss and Loss Adjustment Expenses

      Loss and loss adjustment expenses incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") increased to 76.1% for the second quarter of 2003 compared to 74.7% for the second quarter of 2002. The Company utilizes the statutory loss ratio which is essentially the same as if it were calculated on a GAAP basis. The increase was primarily the result of less favorable loss reserve development compared to the second quarter of last year offset by a slight decrease in claim frequency of 2.8% for bodily injury and 3.8% for collision claims.

Policy Acquisition Costs

      As a percentage of net premiums written, underwriting expenses for the insurance companies (on a statutory basis) decreased to 22.7% for the second quarter of 2003 as compared to 24.2% for the same period a year ago. The Company utilizes the statutory underwriting ratio which is essentially the same as if it were calculated on a GAAP basis. The improvement was primarily a result of decreased expenses assumed from the Massachusetts residual market mechanism, commonly known as CAR, as a result of a true-up of estimated expense to actual and higher ceding commissions received on the Company's other than automobile quota-share reinsurance agreement.

Combined Ratios

      The combined ratio of losses and expenses (on a statutory basis) was 98.8% in the second quarter of 2003 compared with 98.9% for the same period a year ago. The Company utilizes the statutory combined ratio which is essentially the same as if it were calculated on a GAAP basis. The slight decrease in the combined ratio was primarily the result of a decrease in the underwriting ratio offset by an increase in the loss ratio.

Income Taxes

      The overall effective tax rate for the three months ended June 30, 2003 was 21.0%. The income tax benefit for the three months ended June 30, 2002 was impacted by the magnitude of the realized investment losses during the quarter. In both years, the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest and the corporate dividends received deduction. The 2003 effective rate was also positively impacted by $6.3 million as a result of the Company's ability to utilize previously unrecognized tax benefits associated with capital loss carry-forwards.

                  The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (Continued)

Net Earnings

      The Company's net earnings for the quarter ended June 30, 2003 were $71,473 compared to net losses of $1,300 for the quarter ended June 30, 2002. The increase primarily resulted from a $97,409 increase in its realized investment gains to $65,864 for the quarter ended June 30, 2003 compared to a realized investment loss of $31,545 for the comparable period of 2002. The after-tax realized gains for the quarter ended June 30, 2003 amounted to $49,128 compared to an after-tax realized loss of $23,007. The Company's net realized investment gains increased primarily because of (1) a change in its investment strategy to shorten the overall duration of its investment portfolio, and (2) the favorable impact of the decline in interest rates during the second quarter on the net asset value of seven closed end mutual funds that the Company must reflect in its realized investment gains using the equity method of accounting.

      During the second quarter of 2003, the Company decided to shorten the overall duration of its investment portfolio by reducing its holdings of long-term fixed investments, equities and closed-end mutual funds. Primarily as a result of these sales, the Company realized net investment gains of $32,744 or $21,284 after taxes in those categories for the quarter ended June 30, 2003 compared to a net realized investment loss of $614 or $399 after taxes on sales of securities in those categories during the quarter ended June 30, 2002.

      The Company recognized net realized investment gains of $34,136 or $22,188 after taxes for the quarter ended June 30, 2003 attributable to the change in the net asset value of seven closed end mutual funds in which the Company owned 20% or more as of June 30, 2003. Whenever the Company owns
20% or more of a closed-end fund, the Company must account for its investment in that fund using the equity method of accounting, which requires the Company to recognize as a realized investment gain (loss) the change in the net asset value of that fund as compared to the end of its immediately preceding fiscal quarter. For the quarter ended June 30, 2003, the net realized investment gains attributable to the fund investments that the Company must account for using the equity method was $34,136 or $22,188 after taxes, as compared to a net realized investment loss of $18,085 or $11,755 after taxes for that category of investments for the comparable period of 2002. The closed-end mutual funds that the Company accounted for using the equity method primarily invest in preferred stock, and therefore the decline in interest rates during the second quarter of 2003 caused a significant increase in the net asset value of those funds and, as a direct consequence, an increase in the net realized investment gains that the Company recognized for those investments for the quarter ended June 30, 2003.

      As of July 31, 2003, the Company still has five fund investments that the Company accounts for using the equity method. If interest rates are higher at September 30, 2003 than they were at June 30, 2003, the respective net asset values of those funds would be less than they were at June 30, 2003, and the Company would recognize a net realized investment loss for those fund investments. As of July 31, 2003, ten and thirty year treasury note interest rates were significantly higher and the net asset values of those five funds had decreased by approximately $12.0 million compared to June 30, 2003. The Company expects that if those conditions persist through September 30, 2003, the Company will recognize a net realized investment loss on those fund investments that may have a material adverse effect on its net earnings for the period ending September 30, 2003.

                  The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                 Six months ended June 30, 2003 compared to
                       six months ended June 30, 2002
                (Thousands of Dollars Except Per Share Data)

                            Results of Operations

Premiums

      The following table compares direct premiums written, net premiums written and earned premiums for the six months ended June 30, 2003 and 2002:


                                                          Six Months Ended June 30,
                                               -----------------------------------------------
                                                 2003         2002       $ Change     % Change
                                                 ----         ----       --------     --------

Direct Premiums Written:
  Personal Automobile (Massachusetts)          $639,819     $558,310     $ 81,509       14.6%
  Personal Automobile (All other states)         94,411       71,346       23,065       32.3
  Commercial Automobile (Massachusetts)          46,945       38,801        8,144       21.0
  Commercial Automobile (All other states)        4,149        1,992        2,157      108.3
  Homeowners (Massachusetts)                     44,787       35,868        8,919       24.9
  Homeowners (All other states)                  16,876       12,540        4,336       34.6
  Other lines (Massachusetts)                    17,139       12,724        4,415       34.7
  Other lines (All other states)                    455          348          107       30.7
                                               --------     --------     --------      -----
      Total Direct Premiums Written            $864,581     $731,929     $132,652       18.1%
                                               ========     ========     ========      =====

Net Premiums Written:
  Personal Automobile (Massachusetts)          $641,997     $569,058     $ 72,939       12.8%
  Personal Automobile (All other states)         94,382       71,314       23,068       32.3
  Commercial Automobile (Massachusetts)          50,041       42,787        7,254       17.0
  Commercial Automobile (All other states)        3,982        1,930        2,052      106.3
  Homeowners (Massachusetts)                     12,476       10,330        2,146       20.8
  Homeowners (All other states)                   4,357        3,020        1,337       44.3
  Other lines (Massachusetts)                     5,133        3,491        1,642       47.0
  Other lines (All other states)                    142          107           35       32.7
                                               --------     --------     --------      -----
      Total Net Premiums Written               $812,510     $702,037     $110,473       15.7%
                                               ========     ========     ========      =====

Earned Premiums:
  Personal Automobile (Massachusetts)          $492,160     $417,186     $ 74,974       18.0%
  Personal Automobile (All other states)         88,587       67,815       20,772       30.6
  Commercial Automobile (Massachusetts)          32,755       26,237        6,518       24.8
  Commercial Automobile (All other states)        3,018        1,081        1,937      179.2
  Homeowners (Massachusetts)                     12,140       10,244        1,896       18.5
  Homeowners (All other states)                   3,875        2,423        1,452       59.9
  Other lines (Massachusetts)                     3,436        3,856         (420)     (10.9)
  Other lines (All other states)                    135           93           42       45.2
  Assumed from CAR                               51,009       48,046        2,963        6.2
  Assumed (Other)                                 1,141          193          948      491.2
                                               --------     --------     --------      -----
      Total Earned Premiums                    $688,256     $577,174     $111,082       19.2%
                                               ========     ========     ========      =====

Earned Premiums (Massachusetts)                $540,491     $457,523     $ 82,968       18.1%
Earned Premiums (Assumed)                        52,150       48,239        3,911        8.1
Earned Premiums (All other states)               95,615       71,412       24,203       33.9
                                               --------     --------     --------      -----
      Total Earned Premiums                    $688,256     $577,174     $111,082       19.2%
                                               ========     ========     ========      =====

                  The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (Continued)

      The $81,509, or 14.6% increase, in Massachusetts personal automobile direct premiums written during the first six months of 2003 resulted primarily from an 8.0% increase in average written premium per written exposure coupled with a 6.1% increase in the number of exposures written. The Company attributes the growth in exposures to increased penetration of its independent agents' books of business as the overall number of exposures in Massachusetts has had less than 1% growth during this period. The increase in other than Massachusetts personal automobile and homeowners business was primarily attributable to book transfers in various states, increased retention on existing business and additional rate per policy. Additionally, the increase in homeowners in other states is impacted by contraction of authority to write homeowner business by competitors.

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

      The $111,082, or 19.2% increase, in total earned premiums for the first six months of 2003 as compared to the same period in of 2002 was primarily attributable to increases in personal and commercial automobile business.

Investment Income

      Net investment income is affected by the composition of the Company's investment portfolio and yields on those investments. The following table summarizes the composition of the Company's investment portfolio, at cost, at June 30, 2003 and 2002:


                                                                      June 30,
                                                  -------------------------------------------------
                                                                  % of                       % of
                                                     2003        Invest.        2002        Invest.
                                                     ----        -------        ----        -------

      Fixed maturities (GNMA & FNMA mortgage-
       backed bonds, corporate bonds, U.S.
       Treasury bonds and notes and tax-
       exempt state and municipal bonds)          $  898,972      52.8%      $  627,754      41.4%
      Preferred stocks                               329,748      19.4          290,573      19.1
      Common stocks                                   58,762       3.4           85,701       5.6
      Preferred stock mutual funds                   244,799      14.4          296,801      19.6
      Mortgages and collateral loans                  19,522       1.1           35,075       2.3
      Cash and cash equivalents                      111,040       6.5          147,981       9.7
      Other investments                               40,093       2.4           35,324       2.3
                                                  ----------     -----       ----------     -----
            Total investments                     $1,702,936     100.0%      $1,519,209     100.0%
                                                  ==========     =====       ==========     =====

      The Company's investment objective continues to focus primarily on maximizing after-tax investment income through investing primarily in high quality securities coupled with acquiring equity investments, which may forgo current investment yield in favor of potential higher yielding capital appreciation in the future. During the second quarter the Company shortened the overall duration of its investment portfolio by reducing its holdings in certain long term fixed income instruments, equities and closed end mutual funds. This change in strategy resulted in the realization of significant investment gains with a minimal adverse impact on future investment income. If market conditions warrant, the Company will continue to reduce the duration of the investment portfolio in order to continue to protect itself from anticipated future increases in overall interest rates.

      As depicted in the following table, the first six months of 2003 net investment income decreased $1,950, or 4.1%, compared to the same period in 2002, principally as a result of a decrease in yield offset by an increase in average invested assets at cost. The decrease in yield is primarily due to lower short-term yields coupled with an environment of lower long-term yields and higher yielding investment securities being called. The Company continues to monitor interest rates on medium and long-term securities and intends to maintain its relatively high cash position until such time as the Company believes medium and long-term rates have appropriately firmed. Net investment income as an annualized percentage of total average

                  The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (Continued)

investments was 5.5% in the first six months of 2003 compared to 6.1% for the same period in 2002. After tax net investment income as an annualized percentage of total average investments was 4.4% and 4.8% in the first six months of 2003 and 2002, respectively.


Investment Return                                    Six Months Ended June 30,
                                                     -------------------------
                                                        2003           2002
                                                        ----           ----
                                                                    (Restated)

Average month-end investments (at cost)              $1,653,489     $1,557,120
  Net investment income                                  45,812         47,762
  Net investment income after-tax                        36,706         37,611
  Annualized net investment income as a percent-
   age of average net investments (at cost)                 5.5%           6.1%
  Annualized net investment income after-tax as
   a percentage of average net
   investments (at cost)                                    4.4%           4.8%

Investment Gains and (Losses)

      Net realized investment gains totaled $60,020 or $1.33 per diluted share, during the first six months of 2003 as compared to net realized investment losses of $34,992, or $0.76 per diluted share, during the same period in 2002 as detailed below.

      Net realized gains (losses) by category for the six months ended June 30, are as follows:


                                                   2003         2002
                                                   ----         ----

Fixed maturities                                 $ 16,025     $   (955)
Preferred stocks                                    9,112          (51)
Common stocks                                      13,752         (167)
Preferred stock mutual funds:
  Due to change in equity value                    39,747      (19,361)
  Due to sales                                     (1,566)         336
Venture capital fund investments                   (1,051)      (2,974)
Other                                                 (50)         (86)
Writedowns of investments for other-than-
 temporary impairment of value                    (15,949)     (11,734)
                                                 --------     --------
      Net realized investment gains (losses)
       before tax                                  60,020      (34,992)
Income (tax) benefit:
  At 35%                                          (21,007)      12,247
  Impact of valuation allowance on deferred
   taxes                                            3,936       (2,503)
                                                 --------     --------
      Net realized investment gains (losses)
       after-taxes (benefit)                     $ 42,949     $(25,248)
                                                 ========     ========
  Per diluted share net realized investment
   gains (losses) after-tax (benefit)            $   1.33     $  (0.76)
                                                 ========     ========

      The 2003 realized gains were primarily impacted by improvement in the market values of underlying securities held by closed-end preferred stock mutual funds, which resulted in a change in equity of $39,747 and sales of securities, offset by other-than-temporary writedowns. The Company reflects the increases in equity value through realized gains because its significant level of ownership requires the use of the equity method of accounting for these funds. The Company did not receive any cash as a result of these gains. In addition, during the second quarter the Company shortened the overall duration of its investment portfolio by reducing its holdings in certain long term fixed income instruments, equities and closed end mutual funds. This change in strategy resulted in the realization of significant investment gains with a minimal adverse impact on future investment income. If market conditions warrant, the Company will continue to reduce the duration of the investment portfolio in order to continue to protect itself from anticipated future increases in overall interest rates. These gains were partially offset by write-downs for other-than-temporary declines in the market value of certain fixed maturities, preferred stocks and common stocks totaling $15,949. The other-than-temporary writedowns consisted primarily of $2,433 for 1 municipal bond, $6,495 for 2 corporate bonds, and $7,014 for 3

                  The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (Continued)

preferred stocks. The Company reviews all security holdings on a quarterly basis with regard to other-than-temporary declines in market value pursuant to FASB 115 ("Accounting for Certain Investments in Debt and Equity Securities") and other applicable guidance. As part of this process, the Company considers any significant market declines in the context of the overall market and also in relation to the outlook for the specific issuer of the security. From a quantitative standpoint, the Company reviews all securities that have fallen more than 20% below book price and have remained so for two quarters as potentially in need of a writedown. In addition, any other security that the Company views as impaired either for a significant period of time or due to negative changes in the issuers financial or operational situations is also a candidate for a writedown, even if the percentage decline is less than 20%.

Loss and Loss Adjustment Expenses

      Loss and loss adjustment expenses incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") increased to 78.7% for the first six months of 2003 compared to 75.8% for the same period a year ago. The Company utilizes the statutory loss ratio which is essentially the same as if it were calculated on a GAAP basis. The increase was primarily driven by increased claim frequency of approximately 20% in the Massachusetts automobile line and approximately 50% in the Massachusetts homeowner line, both occurring in the first quarter of this year as a result of the severe winter.

Policy Acquisition Costs

      As a percentage of net premiums written, underwriting expenses for the insurance companies (on a statutory basis) improved to 21.3% for the first six months of 2003 as compared to 22.6% for the same period a year ago. The Company utilizes the statutory underwriting ratio which is essentially the same as if it were calculated on a GAAP basis. The improvement was primarily due to a reduction in accrued contingent commissions as a result of the high loss ratio mentioned previously, decreased expenses assumed from CAR as a result of a true-up of estimated expenses to actual, coupled with premium growth exceeding growth in underwriting expenses.

Combined Ratios

      The combined ratio of losses and expenses (on a statutory basis) was 100.0% for the first six months of 2003 compared with 98.4% for the same period a year ago. The Company utilizes the statutory combined ratio which is essentially the same as if it were calculated on a GAAP basis. The increase in the combined ratio was primarily the result of an increase in the loss ratio, offset by a decrease in the underwriting ratio.

Income Taxes

      The overall effective tax rate for the six months ended June 30, 2003 was 21.8% as compared to 16.0% for the six months ended June 30, 2002. In both years, the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest and the corporate dividends received deduction. The 2003 effective rate was also positively impacted by $3.9 million as a result of the Company's ability to utilize previously unrecognized tax benefits associated with capital loss carry-forwards. The income tax rate for the six months ended June 30, 2002 was impacted by the magnitude of the realized losses during that period.

                  The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (Continued)

Net Earnings

      The Company's net earnings for the six months ended June 30, 2003 were $84,393 compared to net earnings of $32,670 for the six months ended June 30, 2002. The increase primarily resulted from a $95,012 increase in its realized investment gains to $60,020 for the six months ended June 30, 2003 compared to a realized investment loss of $34,992 for the comparable period of 2002. The after-tax realized gains for the six months ended June 30, 2003 amounted to $42,949 compared to an after-tax realized loss of $25,248. The Company's net realized investment gains increased primarily because of (1) a change in its investment strategy to shorten the overall duration of its investment portfolio, and (2) the favorable impact of the decline in interest rates during the second quarter on the net asset value of seven closed end mutual funds that the Company must reflect in its realized investment gains using the equity method of accounting.

      During the second quarter of 2003, the Company decided to shorten the overall duration of its investment portfolio by reducing its holdings of long-term fixed investments, equities and closed-end mutual funds. Primarily as a result of these sales, the Company realized net investment gains of $37,323 or $24,260 after taxes in those categories for the six months ended June 30, 2003 compared to a net realized investment loss of $837 or $544 after taxes on sales of securities in those categories during the six months ended June 30, 2002.

      The Company recognized net realized investment gains of $39,747 or $25,836 after taxes for the six months ended June 30, 2003 attributable to the change in the net asset value of seven closed end mutual funds in which the Company owned 20% or more as of June 30, 2003. Whenever the Company owns 20% or more of a closed-end fund, the Company must account for its investment in that fund using the equity method of accounting, which requires it to recognize as a realized investment gain (loss) the change in the net asset value of that fund as compared to the end of its immediately preceding fiscal quarter. For the six months ended June 30, 2003, the net realized investment gains attributable to the fund investments that the Company must account for using the equity method was $39,747 or $25,836 after taxes, as compared to a net realized investment loss of $19,361 or $12,585 after taxes for that category of investments for the comparable period of 2002. The closed-end mutual funds that the Company accounts for using the equity method primarily invest in preferred stock, and therefore the decline in interest rates during the second quarter of 2003 caused a significant increase in the net asset value of those funds and, as a direct consequence, an increase in the net realized investment gains that the Company recognized for those investments for the six months end June 30, 2003.

      As of July 31, 2003, the Company still has five fund investments that the Company accounts for using the equity method. If interest rates are higher at September 30, 2003 than they were at June 30, 2003, the respective net asset values of those funds would be less than they were at June 30, 2003, and the Company would recognize a net realized investment loss for those fund investments. As of July 31, 2003, ten and twenty year treasury note interest rates were significantly higher and the net asset values of those five funds had decreased by approximately $12.0 million compared to June 30, 2003. The Company expects that if those conditions persist through September 30, 2003, the Company will recognize a net realized investment loss on those fund investments that may have a material adverse effect on its net earnings for the period ending September 30, 2003.

                  The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (Continued)

                       Liquidity and Capital Resources

      The focus of the discussion of liquidity and capital resources is on the Consolidated Balance Sheets on page 3 and the Consolidated Statements of Cash Flows on pages 5 and 6. Stockholders' equity increased by $65,874 during the first six months of 2003 as compared to December 31, 2002. The increase resulted from net earnings of $84,393, a $7,089 increase in other comprehensive income, net of income taxes on fixed maturities and preferred and common stocks, and a $2,607 increase which resulted from the issuances of capital stock offset by dividends paid to stockholders of $20,157 and treasury stock purchases of $8,058. Total assets at June 30, 2003 increased $346,694 or 14.6% to $2,729,382 as compared to total assets of $2,382,688 at
December 31, 2002. Invested assets, at market value and equity, increased $174,579 or 11.1%, as a result of increased investments and improvements in market values. Premiums receivable increased $95,133, or 32.0%, as compared to $85,096 or 34.6% for the same period last year. The increase in premiums receivable from December 31, 2002, was primarily attributable to increases in the Company's business, coupled with the seasonality of the policy effective dates of the Company's business. This occurs because the total amount of a policy's premium is recorded as written premium on the first day the policy is effective, however, the policy premium is billed over the ensuing year. Deferred policy acquisition costs increased $19,006 or 13.7% as a result of increased business. The residual market receivable increased $15,152 or 9.2% over 2002 due to increased business assumed from CAR. Due from Reinsurers increased $13,276 or 13.5% to $111,679, the increase being primarily due to the increase in direct business for other than automobile lines of business. The increase in direct business for other than automobile directly correlates to the amounts due from reinsurers.

      The Company's liabilities totaled $1,869,228 at June 30, 2003 as compared to $1,588,530 at December 31, 2002. The $280,698 or 17.7% increase was primarily comprised of increases in unpaid losses and loss adjustment expenses, unearned premiums and a payable for securities purchased. The liability for losses and loss adjustment expense reserves increased $77,622 or 9.5% primarily as a result of increased business. Unearned premiums increased $135,579 or 19.7%, due primarily to increases in the Company's business, coupled with the seasonality of the policy effective dates of the Company's business. Payable for securities purchased totaled $52,361 at June 30, 2003 as compared to $0 at December 31, 2002. This was the result of securities purchased with trade dates in June of 2003 that were not settled until July of 2003.

      The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments as reflected in the Consolidated Statements of Cash Flows on pages 5 and 6.

      The Company's operating activities provided cash of $101,231 in the first six months of 2003 as compared to $90,692 during the same period a year ago, representing an increase of $10,539 or 11.6%. Premiums collected less loss and policy acquisition cost payments were $8,963 higher in 2003 compared to 2002. The primary reason for this increase was that the increase in premiums collected outpaced the increase in losses and LAE paid and the policy acquisition cost paid. This occurs when a company has significant increases in business as claims paid tend to lag premiums collected. Additionally, premium finance and service fees collected increased $3,248 or 32.5% primarily as the result of increased business and a service fee increase on Massachusetts new and renewal business from three dollars to four dollars per installment payment, for policies with effective dates of July 1, 2002 and forward. These increases were offset by the $7,000 decrease in other income which resulted in the first quarter of 2002 for an agreement to offer to write the business from Berkshire Mutual Insurance Company.

                  The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (Continued)

      For the first six months of 2003 and 2002 net cash flows from investing activities used cash of $134,529 and $61,823, respectively. The majority of the $72,706 difference was a $505,704 increase in the purchases of fixed and equity securities, partially offset by an increase in the proceeds from the sales of fixed maturities, equities and Preferred Stock Mutual Funds totaling $418,382. During the second quarter the Company shortened the overall duration of its investment portfolio by reducing its holdings in certain long term fixed income instruments, equities and closed end mutual funds. This change in strategy resulted in the realization of significant investment gains with minimal adverse impact on future investment income, which provides flexibility in making future investment decisions. The Company will continue to reduce the duration of the investment portfolio in order to continue to protect itself from anticipated future increases in overall interest rates. Investing activities were funded by the accumulation of cash and cash provided by operating activities. The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. The carrying value (at market and equity) of total investments at June 30, 2003 was $1,751,649. At June 30, 2003, the Company held cash and cash equivalents of $111,040. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs.

      Cash flows used in financing activities totaled $25,608 during the first six months of 2003 compared to $29,518 during the same period a year ago. The 2003 cash flows used in financing activities consisted of dividends paid to stockholders of $20,157, coupled with $8,058 used to purchase 236,400 shares of treasury stock under the Company's stock buyback program, offset by $2,607 from the issuance of capital stock. The 2002 cash flows used in financing activities consisted of dividends paid to stockholders of $20,165 and $17,211 used to purchase 438,644 shares of treasury stock under the company's stock buyback program offset by $7,858 from the issuance of capital stock, as a result of the Company's stock option plan.

      The Company's 75% quota-share reinsurance agreement, which provides reinsurance on its other than automobile business, terminated effective June 30, 2003. The quota-share program was incepted on July 1, 1998 and established for a five year period. The Company has negotiated a 65% quota-share agreement for one year with modified terms. The new program became effective July 1, 2003. In the event of a catastrophe, recovery is limited to 65% of the loss with a maximum recovery estimated at $225 million. Several limitations were added to the new contract regarding losses related to nuclear, chemical, and biological terrorist events. The Company's maximum loss recovery in case of these types of events is estimated at $26 million. The Company's 100 and 250 year probable maximum loss events have been estimated at approximately $180 million and $290 million, respectively, based on policies in force at December 31, 2002.

      Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. The Company's twelve month rolling statutory premiums to surplus ratio was 2.12 to 1.00 and 1.79 to 1.00 for the period ended June 30, 2003 and 2002, respectively.

New Relevant Accounting Developments

      FIN. 46 - Consolidated of Variable Interest Entities - An
      Interpretation of ARB No. 51.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation issues surrounding special purpose entities, often termed variable interest entities ("VIE"), to which the usual condition for consolidation does not apply because the VIE either has no voting interests or otherwise is not subject to financial control through ownership of voting interest. Under FIN 46, the primary beneficiary of a VIE is required to consolidate the VIE. FIN 46 is required to be adopted by the end of fiscal periods beginning after June 15, 2003. At June 30, 2003 and December 31, 2002, the Company held investments in preferred stock mutual funds that, for purposes of FIN 46, are being evaluated to determine whether such investments should be consolidated or disclosed as a variable interest entity in the Company's future financial statements.

                  The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (Continued)

      FAS. 150 - Accounting for Certain Financial Instruments with characteristics of both liabilities and equity.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"), which requires an issuer of certain classes of freestanding financial instruments, as set out in the statement, to classify such instruments as a liability and, in most instances, measure the instruments at fair value. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period after June 15, 2003 for financial instruments that were in existence prior to May 31, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by initially measuring the financial instruments at fair value and reporting the difference between the fair value and the previous carrying value as the cumulative effect of a change in accounting principle. The Company does not expect that the impact of adopting this statement will be material.

                         Stock Buyback and Dividends

      The Company purchased 236,400 shares of Treasury stock under the buyback program through June 30, 2003 at an average cost of $34.09. At June 30, 2003, the Company had the authority to purchase 741,456 additional shares of common stock under the current Board of Directors' stock re-purchase authorization.

      On June 12, 2003, the Company paid a quarterly dividend of $0.32 to stockholders of record as of June 1, 2003. The Company increased its quarterly dividend to stockholders from $0.31 to $0.32 during the second quarter.

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

                         Forward-Looking Statements

      This Form 10-Q contains some statements that are not historical facts and are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve opinions, assumptions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks facing the Company. These include, but are not limited to, those risks and uncertainties in its business, some of which are beyond the control of the Company, that are described in the Company's Forms 10-K and 10-Q, Schedules 13D and 13G, and other documents filed with the SEC, including the possibility of adverse catastrophe

                  The Commerce Group, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (Continued)

experience and severe weather, adverse trends in claim severity or frequency, adverse state and federal regulation and legislation, adverse state judicial decisions, litigation risks, interest rate risk, rate making decisions for private passenger automobile policies in Massachusetts, potential rate filings outside of Massachusetts, adverse impacts related to consolidation activities, heightened competition, concentration of business within Massachusetts, dependence on certain principal employers, as well as the economic, market or regulatory conditions and risks associated with entry into new markets and diversification. The Commerce Group, Inc. is not under any obligation to (and expressly disclaims any such obligations to) update or alter its forward-looking statements, whether as a result of new information, future events or otherwise.

        Additional Financial Information Available on Company Website

      Additional supplemental financial information is available on the Company's website at http://www.commerceinsurance.com, under the "Links" section of the "News & Investors" tab.

                  The Commerce Group, Inc. and Subsidiaries

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      The Company's investment strategy emphasizes investment yield while maintaining investment quality. The Company's investment objective continues to focus primarily on maximizing after-tax investment income through investing in high quality diversified investments structured to maximize after-tax investment income while minimizing risk. The Company's funds are generally invested in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. Periodically, sales have been made from the Company's fixed maturity portfolio to actively manage portfolio risks, including credit-related concerns, to optimize tax planning and to realize gains. This practice will continue in the future.

      In conducting investing activities, the Company is subject to, and assumes, market risk. Market risk is the risk of an adverse financial impact from changes in interest rates and market prices. The level of risk assumed by the Company is a function of the Company's overall objectives, liquidity needs and market volatility.

      The Company manages its market risk by focusing on higher quality equity and fixed income investments, by periodically monitoring the credit strength of companies in which investments are made, by limiting exposure in any one investment and by monitoring the quality of the investment portfolio by taking into account credit ratings assigned by recognized rating organizations. Although the Company has significant holdings of various closed-end preferred stock mutual funds, these funds are comprised primarily of preferred and common stocks traded on national stock exchanges, thus limiting exposure to any one investment. The Company's exposure to interest rate changes at June 30, 2003 was estimated as follows: A 200 basis point increase results in a $74,520 decrease in the market value of the fixed maturities and preferred stocks. A 200 basis point decrease results in a $59,053 increase in the market value of the same securities.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

      Under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange
Act) as of June 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the June 30, 2003 evaluation date, its disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Internal Controls Over Financial Reporting

      There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submissions of Matters to a Vote by Security Holders

      On May 16, 2003, at the Annual Meeting of the stockholders of the Company, the number of directors was fixed at 17 and the slate of Directors as presented in the Annual Proxy was approved. The votes as tabulated by EquiServe Trust Company were as follows:


                             Total Vote For     Total Vote Withheld
                             Each Director      From Each Director
                             --------------     -------------------

Herman F. Becker               28,705,005               94,156
Joseph A. Borski, Jr.          28,668,827              130,334
Eric G. Butler                 28,731,777               67,384
Henry J. Camosse               28,732,029               67,132
Gerald Fels                    28,730,949               68,212
David R. Grenon                28,710,391               88,770
Robert W. Harris               28,732,191               66,970
Robert S. Howland              28,731,777               67,384
John J. Kunkel                 28,731,615               67,546
Raymond J. Lauring             28,732,191               66,970
Normand R. Marois              28,690,652              108,509
Suryakant M. Patel             28,710,229               88,932
Arthur J. Remillard, Jr.       28,247,629              551,532
Arthur J. Remillard, III       28,717,909               81,252
Regan P. Remillard             28,718,738               80,423
Gurbachan Singh                28,731,615               67,546
John W. Spillane               28,731,133               68,028

Item 5.  Other Information

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                                                                      Page No.

(a)   Exhibit 31.1 - CEO Certification Statement Under Section 302
                      of The Sarbanes-Oxley Act of 2002                  32
              31.2 - CFO Certification Statements Under Section 302
                      of The Sarbanes-Oxley Act of 2002                  33
      Exhibit 32.1 - CEO Certification Statements Under Section 906
                      of The Sarbanes-Oxley Act of 2002                  34
              32.2 - CFO Certification Statements Under Section 906
                      of The Sarbanes-Oxley Act of 2002                  35

(b)   Reports on Form 8-K

      (1) On April 30, 2003, the Company filed a form 8-K. The purpose was to comply with Item 9, Regulation FD disclosure, which required the furnishing of the Company's press release regarding first quarter earnings.

      (2) On June 23, 2003, the Company filed a form 8-K. The purpose was to comply with Item 4, which was for notification of a change in the Registrant's Certifying Accountant.




                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              THE COMMERCE GROUP, INC.

                                               /s/ Randall V. Becker
                                              ------------------------
                                                  Randall V. Becker
                                                    Treasurer and
                                              Chief Accounting Officer




Dated this 13th day of August, 2003.