Form 10-K/A
period 2002-12-31
COMMERCE GROUP INC /MA
filed 2003-09-29
CIK 811612

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from             to                           .

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

     The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, as of June 30, 2003, was $786,766,166.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company has granted stock options to eligible agents of American Commerce. The following table provides a summary of those grants.


  GRANT         NUMBER OF           DATE        EXPIRATION
  DATE       UNDERLYING SHARES   EXERCISABLE       DATE        EXERCISE PRICE
  ----       -----------------   -----------    ----------     --------------

11/29/99          1,872,380       11/29/04       11/29/09          $36.32
07/31/00             25,000        7/31/05        7/31/10          $34.04
07/31/01            225,000        7/31/06        7/31/11          $42.85
07/31/02            475,000        7/31/07        7/31/12          $49.50


     No cash consideration was received by the Company in exchange for the options. The purpose of the options is to provide an incentive for the agents to maintain their existing business volume with American Commerce. Additional options are granted based on the year-over-year increase in the volume of agency business written with American Commerce.

     The options have been offered and sold pursuant to Securities Act Rule 506. Neither the Company nor any person acting on its behalf has offered or sold the options by any form of general solicitation or general advertising, and the Company has exercised reasonable care to assure that none of the recipients is an underwriter within the meaning of Section 2(11) of the Securities Act. Based upon representations from the recipients, the Company has reason to believe that not more than one of the recipients was not an accredited investor, as defined in Securities Act Rule 501.

     The right of the recipient to exercise these options is contingent upon the average volume of other-than-Massachusetts private passenger automobile and homeowners direct written premiums placed and maintained with American Commerce for a five-year period specified in each option agreement. If qualified, the recipient may purchase the Company's common stock at the exercise price for a period of five years beginning five years after the date of the grant (the "Confirmation Date"). Unexercised options terminate not later than ten years after the date of the grant (the "Expiration Date"). The options may be exercised only by withholding option shares to pay the exercise price.

     The Company provided "put rights" to the holders of the options granted in 1999. These put rights permit the option holders to require the Company to purchase the options, at any time from and after the Confirmation Date through and including the Expiration Date, at a price of $3.68 per share, which is the difference between the exercise price per option and $40.00. Our total liability under the put rights, assuming that the options become fully exercisable, would be $6.9 million.

     For the other information required by this Item, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Common Stock Price and Dividend Information."


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

Dated: September 29, 2003

                                          THE COMMERCE GROUP, INC.

                                          By:/s/ Arthur J. Remillard, Jr.
                                             --------------------------------
                                             Arthur J. Remillard, Jr.
                                             President, Chief Executive Officer,
                                             and Chairman of the Board

                 THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                           INDEX TO EXHIBITS(A)


EXHIBIT
NUMBER                     TITLE
-------                    -----

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

 10.19*     Form of Incentive Stock Option Agreement (D)

 10.20*     Form of Non-Qualified Stock Option Agreement (D)

 10.21*     Form of Stock Option Agreement (D)

 10.23*     Form of Book Value Award Agreement (E)

 10.24      Reinsurance Agreement with Employers Reinsurance Corporation(F)

 10.25*     2002 Amended & Restated Incentive Compensation Plan (G)

 10.26      ACIC Agent Growth Option Agreement (G)

 10.27      Form of AAA Marketing Agreement

 10.28      Form of AAA Service Agreement

 21.1       Subsidiaries of the Registrant (G)

 31.1       Rule 13a-14(a)/15d-14(a) Certification

 31.2       Rule 13a-14(a)/15d-14(a) Certification


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

(G) Filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 2002.

* Denotes management contract or compensation plan or arrangement.