Form 10-Q
period 2003-09-30
COMMERCE GROUP INC /MA
filed 2003-11-13
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

OR

[ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File Number 001-13672

THE COMMERCE GROUP, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2599931
(State of Incorporation)	(IRS Employer Identification No.)

211 Main Street, Webster, Massachusetts	01570
(Address of principal executive offices)	(Zip Code)

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
Yes X No___

As of October 30, 2003, the number of shares outstanding of the
Registrant's common stock (excluding Treasury Shares) was
31,962,952

The Commerce Group, Inc.

Table of Contents
Page No.
Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets at
September 30, 2003 (Unaudited) and December 31, 2002	3
Consolidated Statements of Earnings and Comprehensive Income for the Three and Nine Months Ended September 30, 2003 and 2002 (Unaudited)	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)	5
Consolidated Statements of Cash Flows - Reconciliation of Net Earnings to Net Cash Provided by Operating Activities for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)	6
Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General	15
Results of Operations - Three Months Ended September 30, 2003	16
Results of Operations - Nine Months Ended September 30, 2003	22
Liquidity and Capital Resources	28
Forward-Looking Statements	31

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

Item 4. Controls and Procedures	34

Part II - Other Information

Item 1. Legal Proceedings	35

Item 2. Changes in Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Submission of Matters to a Vote by Security Holders	35

Item 5. Other Information	35

Item 6. Exhibits and Reports on Form 8-K	36

Signature	36

Part I - Financial Information

Item 1. Financial Statements

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Investments
Fixed maturities, at market (cost: $1,100,842 in 2003 and $666,910 in 2002)	$1,114,094	$683,811
Preferred stocks, at market (cost: $288,586 in 2003 and $301,141 in 2002)	302,901	305,057
Common stocks, at market (cost: $90,902 in 2003 and $81,602 in 2002)	94,558	99,818
Preferred stock mutual funds, at equity (cost: $123,154 in 2003 and $294,192
in 2002)	129,666	270,616
Mortgage loans on real estate and collateral notes receivable (less allowance
for possible loan losses of $382 in 2003 and $418 in 2002)	17,278	26,754
Cash and cash equivalents	96,783	169,946
Other investments, at equity (cost: $40,086 in 2003 and $35,015 in 2002)	24,190	21,068

Total investments (cost: $1,758,013 in 2003 and $1,575,978 in 2002)	1,779,470	1,577,070

Accrued investment income	14,543	13,959
Premiums receivable (less allowance for doubtful receivables of $2,004 in 2003 and
$1,661 in 2002)	407,204	297,610
Deferred policy acquisition costs	161,828	138,241
Property and equipment, net of accumulated depreciation	50,930	51,509
Residual market receivable	190,744	164,476
Due from reinsurers	113,302	98,403
Current income taxes	-	662
Deferred income taxes	40,250	30,728
Receivable from securities sold	576	366
Non-compete agreement, net of accumulated amortization	1,867	2,129
Other assets	16,264	7,535

Total assets	$2,776,978	$2,382,688

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$953,371	$815,626
Unearned premiums	852,740	687,148
Current income taxes	5,724	-
Deferred income	8,082	8,421
Contingent commissions accrued	27,760	32,550
Payable for securities purchased	7,982	-
Other liabilities and accrued expenses	60,296	44,785

Total liabilities	1,915,955	1,588,530

Minority interest	4,199	4,106

Stockholders' equity
Preferred stock, authorized 5,000,000 shares at $1.00 par value; none issued in
2003 and 2002	-	-
Common stock, authorized 100,000,000 shares at $.50 par value; 38,364,744
shares issued in 2003 and 38,281,627 in 2002	19,182	19,141
Paid-in capital	42,420	39,570
Net accumulated other comprehensive income, net of income taxes of $10,947 in
2003 and $13,603 in 2002	20,331	25,264
Retained earnings	954,180	877,308

Total stockholders' equity before treasury stock	1,036,113	961,283

Treasury stock 6,401,792 shares in 2003 and 6,165,392 shares in 2002	(179,289)	(171,231)

Total stockholders' equity	856,824	790,052

Total liabilities, minority interest and stockholders' equity	$2,776,978	$2,382,688

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE
INCOME

Three and Nine Months Ended September 30, 2003 and 2002
(Thousands of Dollars Except Per Share Data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(Restated)		(Restated)
Revenues
Direct premiums written	$422,814	$356,483	$1,287,395	$1,088,412
Assumed premiums	30,771	19,985	88,523	79,038
Ceded premiums	(52,570)	(52,275)	(162,393)	(141,220)

Net premiums written	401,015	324,193	1,213,525	1,026,230

Increase in unearned premiums	(28,305)	(15,108)	(152,559)	(139,971)

Earned premiums	372,710	309,085	1,060,966	886,259

Net investment income	23,318	23,893	69,130	71,655
Premium finance and service fees	6,962	5,722	20,207	15,719
Net realized investment gains (losses)	2,630	(13,430)	62,650	(48,422)
Other income	-	2,500	-	9,500

Total revenues	405,620	327,770	1,212,953	934,711

Expenses
Losses and loss adjustment expenses	280,006	231,520	823,611	671,071
Policy acquisition costs	93,588	71,000	249,358	213,072

Total expenses	373,594	302,520	1,072,969	884,143

Earnings before income taxes, minority interest and
change in accounting principle	32,026	25,250	139,984	50,568

Income tax	9,113	12,621	32,598	16,669

Net earnings before minority interest and
change in accounting principle	22,913	12,629	107,386	33,899
Minority Interest in net (earnings) loss of subsidiary	(49)	(1)	(129)	162

Net earnings before change in accounting principle	22,864	12,628	107,257	34,061
Change in accounting principle, net of tax	-	-	-	11,237

NET EARNINGS	$22,864	$12,628	$107,257	$45,298

COMPREHENSIVE INCOME (LOSS)	$10,842	$(2,425)	$102,324	$43,911

NET EARNINGS PER COMMON SHARE BEFORE
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE:
BASIC	$0.72	$0.39	$3.35	$1.04

DILUTED	$0.71	$0.38	$3.33	$1.02

NET EARNINGS PER COMMON SHARE FROM THE
CUMULATIVE EFFECT OF CHANGE IN ACCOUTING
PRINCIPLE:
BASIC	$-	$-	$-	$0.34

DILUTED	$-	$-	$-	$0.34

NET EARNINGS PER COMMON SHARE:
BASIC	$0.72	$0.39	$3.35	$1.38

DILUTED	$0.71	$0.38	$3.33	$1.36

CASH DIVIDENDS PAID PER COMMON SHARE	$0.32	$0.31	$0.95	$0.92

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:
BASIC	31,962,952	32,732,502	31,978,794	32,926,712

DILUTED	32,263,706	32,983,276	32,200,681	33,228,089

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2003 and 2002
(Thousands of Dollars)
(Unaudited)

	2003	2002

Cash flows from operating activities:		(Restated)
Premiums collected	$1,113,284	$927,651
Net investment income received	68,636	70,223
Premium finance and service fees received	20,207	15,719
Losses and loss adjustment expenses paid	(714,841)	(596,578)
Policy acquisition costs paid	(275,972)	(238,522)
Federal income tax payments	(33,078)	(30,610)
Other income	-	9,500

Net cash provided by operating activities	178,236	157,383

Cash flows from investing activities:
Proceeds from maturity of fixed maturities	125,605	30,348
Proceeds from sale of fixed maturities	407,148	87,767
Proceeds from sale of equity securities	299,787	19,417
Proceeds from sale of preferred stock mutual funds	116,093	6,367
Proceeds from sale of other investments	1,617	1,902
Payments received on mortgage loans and collateral
notes receivable	11,461	9,619
Purchase of fixed maturities	(950,359)	(216,306)
Purchase of equity securities	(216,960)	(75,507)
Purchase of preferred stock mutual funds	-	(5,800)
Purchase of other investments	(5,250)	(10,263)
Mortgage loans and collateral notes originated	(1,948)	(1,671)
Purchase of property and equipment	(4,000)	(15,350)
Other investing activities	959	635

Net cash used in investing activities	(215,847)	(168,842)

Cash flows from financing activities:
Dividends paid to stockholders	(30,385)	(30,273)
Purchase of treasury stock	(8,058)	(35,279)
Capital stock issued	2,891	9,210

Net cash used in financing activities	(35,552)	(56,342)

Decrease in cash and cash equivalents	(73,163)	(67,801)
Cash and cash equivalents at beginning of period	169,946	148,630

Cash and cash equivalents at the end of period	$96,783	$80,829

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Nine Months Ended September 30, 2003 and 2002
(Thousands of Dollars)
(Unaudited)

	2003	2002

		(Restated)
Cash flows from operating activities:
Net earnings	$107,257	$45,298
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Premiums receivable	(109,594)	(94,829)
Deferred policy acquisition costs	(23,587)	(26,070)
Residual market receivable	(26,268)	(27,879)
Due to/from reinsurers	(14,899)	(19,814)
Losses and loss adjustment expenses	137,745	93,168
Unearned premiums	165,592	158,600
Current income taxes	6,386	(6,677)
Deferred income taxes	(6,866)	(7,264)
Deferred income	(339)	1,256
Contingent commissions	(4,790)	(620)
Other assets	(8,467)	(5,048)
Other liabilities and accrued expenses	15,511	3,279
Net realized investment (gains) losses	(62,650)	48,422
Change in accounting principle	-	(11,237)
Minority interest	93	4,385
Other - net	3,112	2,413

Net cash provided by operating
activities	$178,236	$157,383

The accompanying notes are an integral part of these consolidated financial statements.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Per Share Data)

 1.   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of manage-ment, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported 2002 account balances have been reclassified to conform to the current period's presentation and other balances have been restated as indicated in Note 10. Results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

      The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

 2.   This Form 10-Q contains some statements that are not historical facts and are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve opinions, assumptions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks facing the Commerce Group, Inc. (the "Company"). These include, but are not limited to, those risks and uncertainties in the Company's business, some of which are beyond the control of the Company that are described in the Company's recently filed registration statement on Form S-3,as amended, our Forms 10-K and 10-Q, and other documents filed with the SEC, including the possibility of adverse catastrophe experience and severe weather, adverse trends in claim severity or frequency, adverse state and federal regulation and legislation, adverse judicial decisions, litigation risks, interest rate risk, rate making decisions for private passenger automobile policies in Massachusetts, potential rate filings outside of Massachusetts, heightened competition, concentration of business within Massachusetts, dependence on certain principal employees, as well as the economic, market or regulatory conditions and risks associated with entry into new markets and diversification. The Company is not under any obligation to (and expressly disclaims any such obligations to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

 3.   Legal Proceedings:

      As is common with property and casualty insurance companies, we are a defendant in various legal actions arising from the normal course of our business, including claims based on Massachusetts Chapters 176D and 93A. Similar provisions exist in other states where we do business. We consider these proceedings are to be ordinary to operations or without foundation in fact. We believe that these actions will not have a material adverse effect on our consolidated financial position.

      We previously disclosed that a purported class action lawsuit was pending in Massachusetts state court against The Commerce Insurance Company ("Commerce Insurance"). The lawsuit, titled "Elena Given, individually and as a representative of all persons similarly situated v. The Commerce Insurance Company," alleged damages as a result of the alleged inherent diminished value to vehicles that are involved in accidents.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Per Share Data)
(Continued)

On October 7, 2003, the Supreme Judicial Court of Massachusetts ("SJC") ruled in favor of Commerce Insurance, overturning the trial court's decision that the Massachusetts automobile policy provides coverage for inherent diminished value. Commerce Insurance had not previously established a reserve for any potential liability related to the Given litigation because it had been unable to estimate the potential expense that would have resulted had the SJC upheld the trial court.

 4.   Disclosure of Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income:
	Three Months Ended
	September 30,

	2003	2002

		(Restated)
Net earnings	$22,864	$12,628

Other comprehensive income (loss), net of taxes
(benefits):
Change in unrealized losses, net of income tax
benefits of $8,754 in 2003 and $8,010 in 2002	(16,258)	(14,876)
Reclassification adjustment, net of income taxes
(benefits) of $2,281 in 2003 and ($95) in 2002	4,236	(177)

Other comprehensive loss	(12,022)	(15,053)

Comprehensive income (loss)	$10,842	$(2,425)

	Nine Months Ended
	September 30,

	2003	2002
		(Restated)
Net earnings	$107,257	$45,298

Other comprehensive income (loss), net of taxes
(benefits):
Change in unrealized gains (losses), net of income
taxes (benefits) of $907 in 2003 and ($766) in
2002	1,684	(1,422)
Reclassification adjustment, net of income taxes
(benefits) of ($3,563) in 2003 and $19 in 2002	(6,617)	35

Other comprehensive loss	(4,933)	(1,387)

Comprehensive income	$102,324	$43,911

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Per Share Data)
(Continued)

 5.   Disclosure of Statement of Financial Accounting Standards No. 131 - Disclosures about Segments of an Enterprise and Related Information:
	Earnings (Losses)
	Before Income Taxes (Benefits)
	Minority Interest
		and Change in
		Accounting	Identifiable
	Revenue	Principle	Assets

Three Months Ended September 30, 2003
Property and casualty insurance
Massachusetts	$348,053	$31,909	$2,421,225
Other than Massachusetts	57,300	2,722	313,406
Real estate and commercial lending	266	266	17,966
Corporate and other	1	(2,871)	24,381

Consolidated	$405,620	$32,026	$2,776,978

Three Months Ended September 30, 2002 (Restated)
Property and casualty insurance
Massachusetts	$283,176	$19,720	$2,081,531
Other than Massachusetts	43,891	112	268,248
Real estate and commercial lending	702	702	32,254
Corporate and other	1	4,716	12,314

Consolidated	$327,770	$25,250	$2,394,347

	Earnings (Losses)
	Before Income Taxes (Benefits)
	Minority Interest
		and Change in
		Accounting	Identifiable
	Revenue	Principle	Assets

Nine Months Ended September 30, 2003
Property and casualty insurance
Massachusetts	$1,044,707	$139,676	$2,421,225
Other than Massachusetts	167,133	6,452	313,406
Real estate and commercial lending	1,111	1,111	17,966
Corporate and other	2	(7,255)	24,381

Consolidated	$1,212,953	$139,984	$2,776,978

Nine Months Ended September 30, 2002 (Restated)
Property and casualty insurance
Massachusetts	$813,039	$58,022	$2,081,531
Other than Massachusetts	119,753	(7,377)	268,248
Real estate and commercial lending	1,918	1,918	32,254
Corporate and other	1	(1,995)	12,314

Consolidated	$934,711	$50,568	$2,394,347

 6.   Liabilities for unpaid losses and loss adjustment expenses ("LAE") at September 30, 2003 and December 31, 2002 consist of:
	September 30,	December 31,
	2003	2002

Net voluntary unpaid losses and LAE	$753,768	$650,892
Voluntary salvage and subrogation recoverable	(91,611)	(88,108)
Assumed unpaid losses and LAE from CAR	154,565	138,355
Assumed salvage and subrogation recoverable
from CAR	(22,790)	(22,790)

Total voluntary and assumed unpaid losses
and LAE	793,932	678,349
Adjustment for ceded unpaid losses and LAE	168,439	146,277
Adjustment for ceded salvage and subrogation
recoverable	(9,000)	(9,000)

Total unpaid losses and LAE	$953,371	$815,626

      CAR is commonly known as Commonwealth Automobile Reinsurers.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Per Share Data)
(Continued)

 7.   SFAS No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" effect:

      In accordance with SFAS No. 113, included in the unpaid losses and loss adjustment expenses and the unearned premiums reported numbers are amounts for ceded reinsurance recoverable. At September 30, 2003 and December 31, 2002, respectively, $159,439 and $137,277 were included in the unpaid losses and loss adjustment expense amounts. At September 30, 2003 and December 31, 2002, respectively, $112,834 and $99,802 were included in the unearned premium liability amounts.

 8.   Stock-Based Compensation

      During 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which provides alternative methods of accounting for stock-based compensation and amends SFAS No. 123, "Accounting for Stock-Based Compensation". The Company measures stock-based compensation expense (for the employee stock options granted in 1999 and 2000) under the variable accounting method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. As allowed by SFAS No. 148, the Company has elected to continue to apply variable accounting for the stock options granted in 1999 and 2000. The Company continues to comply with APB Opinion No. 25 and related interpretations in applying fixed accounting for the employee stock options granted in 2001. Under the provisions of APB Opinion No. 25, no expense has been recognized for the 2001 employee stock options during the nine months ended September 30, 2003 and 2002. The Company has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS 148. If compensation expense for all employee stock options had been measured under the fair value based method prescribed by SFAS No. 123, as amended, net earnings would have been changed to the pro-forma amounts set forth below.
	Three Months Ended
	September 30,

	2003	2002

Net earnings as reported	$22,864	$12,628
Adjust for employee stock-based compensation
expense (income) included in reported net
earnings, net of taxes	1,312	(3,746)
Adjust for employee stock-based compensation
(expense) determined under the fair value
method for all employee stock options, net
of tax	(366)	(535)

Pro-forma net earnings	$23,810	$8,347

Basic earnings per share:
As reported	$0.72	$0.39
Pro-forma	$0.74	$0.26
Diluted earnings per share:
As reported	$0.71	$0.38
Pro-forma	$0.74	$0.25

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Per Share Data)
(Continued)
	Nine Months Ended
	September 30,

	2003	2002

Net earnings as reported	$107,257	$45,298
Adjust for employee stock-based compensation
expense (income) included in reported net
earnings, net of taxes	678	(1,245)
Adjust for employee stock-based compensation
(expense) determined under the fair value
method for all employee stock options, net
of tax	(1,271)	(1,906)

Pro-forma net earnings	$106,664	$42,147

Basic earnings per share:
As reported	$3.35	$1.38
Pro-forma	$3.34	$1.28
Diluted earnings per share:
As reported	$3.33	$1.36
Pro-forma	$3.31	$1.27

      The fair value of each employee stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:
	Nine and
	Three Months Ended
	September 30,

	2003	2002

Dividend yield	*	*
Expected volatility	28.90%	28.90%
Risk-free interest rate	2.14%	2.77%
Expected option life in years	3	3

* - 0% for employee stock options granted in 1999 and 2000 and 3.40% and 3.36% for employee stock options granted in 2001 for 2003 and 2002, respectively.

 9.   Earnings Per Share:

      Net earnings per basic common share are computed by dividing net earnings by the weighted average number of basic common shares outstanding. The weighted average number of basic common shares outstanding for the nine months ended September 30, 2003 and 2002 were 31,978,794 and 32,926,712, respectively. Weighted average number of basic common shares outstanding is determined by taking the average of the following calculation for a specified period of time: The daily amount of (1) the total issued outstanding common shares minus (2) the total Treasury Stock purchased.

      Earnings per diluted common share are based on the weighted average number of diluted common shares outstanding during each period. The weighted average number of diluted common shares outstanding for the nine months ended September 30, 2003 and 2002 were 32,200,681 and 33,228,089, respectively. Our only potentially dilutive instruments are stock options outstanding and dilution from these is not significant.

10.   2002 Restatement for Stock Options:

      As disclosed in our 2002 Form 10-K, in the fourth quarter of 2002, we have changed our method of accounting for employee stock options and began applying variable accounting treatment for employee stock options issued in 1999 and 2000. Accordingly, we have restated our 2002 quarterly results. The impact of the restatement for the nine months ended September 30, 2002 resulted in an increase to net earnings of $1.9 million or $0.04 per diluted share. The comparable amount for the nine months ended September 30, 2003 resulted in a decrease to net earnings of $1.0 million or $0.02 per diluted share. The impact of the restatement for the three months ended September 30, 2002 resulted in an increase to net earnings of $5.7 million or $0.11 per diluted share. The comparable amount for the three months ended September 30, 2003 resulted in a decrease to net earnings of $1.6 million or $0.03 per diluted share.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Per Share Data)
(Continued)

11.   Contingencies Related to Commonwealth Automobile Reinsurers ("CAR"):

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. At the present time, we are not aware of any CAR member company who has failed to meet its obligations.

      In a letter to the Massachusetts Insurance Commissioner (the "Commissioner") dated June 25, 2002, the Massachusetts Attorney General reported that, based on his examination of available information, he "believes that the CAR plan for providing access to insurance in the residual market does not comply with the CAR enabling statute, and must be changed to produce a fair and equitable market". The Attorney General's letter describes several factors that he believes support his findings and which he believes should be corrected in order to comply with Massachusetts law governing CAR. The Attorney General's letter calls on the Commissioner to work with him to address these issues. It is uncertain whether and to what extent the issues raised by the Attorney General will be addressed by the Commissioner. We cannot be certain whether changes, if any, would have a material impact on us.

12.   Preferred Stock Mutual Funds:

      The following table reflects the shares held, percentage of ownership, carrying value at equity, cost and quoted market value, by fund at September 30, 2003 and December 31, 2002 for those funds which the Company recorded using the equity method of accounting due to ownership levels:

At September 30, 2003
	Fund		Carrying		Quoted
Fund	Shares	% of	Value		Market
Symbol (1)	Held	Ownership	at Equity	Cost	Value

PGD	1,960,700	23.5%	$ 24,666	$ 22,155	$ 24,097
PPF	1,893,100	26.1%	24,837	20,492	23,664
PDF	3,298,567	21.9%	29,093	29,528	30,479
PDT	4,711,200	31.3%	51,070	50,979	49,562

Total			$129,666	$123,154	$127,802

At December 31, 2002
	Fund		Carrying		Quoted
Fund	Shares	% of	Value		Market
Symbol (1)	Held	Ownership	at Equity	Cost	Value

PGD	2,571,100	30.8%	$ 29,259	$ 28,358	$ 29,568
PPF	2,373,800	32.7%	26,777	26,298	28,367
PDF	4,696,100	31.3%	37,851	42,489	39,306
PDT	5,506,500	36.7%	53,743	59,507	53,413
DIV (2)	3,635,600	36.7%	44,536	50,492	47,481
PFD (2)	2,799,500	27.9%	38,185	41,882	42,273
PFO (2)	3,756,043	33.1%	40,265	45,166	45,861

Total			$270,616	$294,192	$286,269

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

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Per Share Data)
(Continued)

(2) During the third quarter of 2003 the Company's ownership interest in these funds dropped below an ownership percentage of 20%, therefore the Company no longer accounts for its investment in those funds using the equity method of accounting. These funds are now reported at fair market value, the unrealized gains or losses are reported as comprehensive income and they are classified under the common stock category. During the third quarter of 2003 a reclassification was made from preferred stock mutual funds to common stocks in the amount of $62,186 which represented the NAV value of these three funds at September 30, 2003. Gains and losses related to changes in NAV recorded on these funds prior to their reclassification at September 30, 2003 were recorded as realized gains or losses.

13.   Reinsurance Changes Effective on July 1, 2003

      Our 75% quota-share reinsurance agreement, which provided reinsurance on our other than automobile business, terminated effective June 30, 2003. The quota-share program was incepted on July 1, 1998 and established for a five year period. We have negotiated a 65% quota-share agreement for one year with modified terms. The new program became effective July 1, 2003. In the event of a catastrophe, recovery is limited to 65% of the loss with a maximum recovery estimated at $225 million. Several limitations were added to the new contract regarding losses related to nuclear, chemical, and biological terrorist events. Our maximum loss recovery in case of these types of events is estimated at $26 million. Our 100 and 250 year probable maximum loss events have been estimated at approximately $180 million and $290 million, respectively, based on policies in force at December 31, 2002.

14.   New Relevant Accounting Developments

      FIN. 46 - Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation issues surrounding special purpose entities, often termed variable interest entities ("VIE"), to which the usual condition for consolidation does not apply because the VIE either has no voting interests or otherwise is not subject to financial control through ownership of voting interest. Under FIN 46, the primary beneficiary of a VIE is required to consolidate the VIE. FIN 46 is required to be adopted by the end of fiscal periods beginning after December 15, 2003, with the exception of non registered investment companies that meet a certain criteria, for whom FIN 46 has been deferred for an indefinite period. At September 30, 2003, we did not own any securities that met the provisions of consolidation under FIN 46; therefore FIN 46 has no current effect on our financial statements.

      FAS. 150 - Accounting for Certain Financial Instruments with characteristics of both liabilities and equity.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"), which requires an issuer of certain classes of freestanding financial instruments, as set out in the statement, to classify such instruments as a liability and, in most instances, measure the instruments at fair value. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period after June 15, 2003 for financial instruments that were in existence prior to May 31, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by initially measuring the financial instruments at fair value and reporting the difference between the fair value and the previous carrying value as the cumulative effect of a change in accounting principle. As of September 30, 2003, we did not issue any financial instruments that met the provisions of SFAS No. 150; therefore, SFAS No. 150 nor the deferral of the effective dates of certain provisions have not affected our financial statements.

The Commerce Group, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Per Share Data)
(Continued)

15.   Book Value Awards

      A total of 1,408,676 book value awards were issued under the Amended and Restated Incentive Compensation Plan during the second quarter of 2003 as compared to 1,268,784 book value awards issued during the second quarter of 2002. Book value awards outstanding at September 30, 2003 and 2002 totaled 3,103,361 and 2,240,010, respectively. Expenses relating to book value awards were $5,518 and $1,210 for the nine months ended September 30, 2003 and 2002, respectively.

16.   Income Taxes

      The 2003 effective tax rate was positively impacted by $3.9 million for the nine months ended September 30, 2003, representing the Company's ability to utilize previously unrecognized tax benefits associated with capital loss carry forwards. The income tax for the nine months ended September 30, 2002 was negatively impacted by an increase in the Company's tax valuation allowance of $10.9 million related to a deferred tax asset previously established for realized investment losses.

17.   FAS 115 Investments Carried at Market Value

      All of our fixed maturities, preferred stocks and common stocks are categorized as available for sale and therefore are carried at fair market value. Fair market value is derived from market prices supplied by our investment custodian.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

(Thousands of Dollars Except Per Share Data)

General

      In this Form 10-Q "we", "us", and "our" refer collectively to The Commerce Group, Inc. and its subsidiaries.

      We were incorporated in 1976. We are engaged in providing personal and commercial property and casualty insurance primarily in Massachusetts through our principal subsidiary, The Commerce Insurance Company ("Commerce Insurance"), which was incorporated in 1971 and began writing business in 1972. Our predominant insurance line is motor vehicle insurance, primarily covering Massachusetts personal automobiles. We also offer commercial automobile, homeowners, inland marine, fire, general liability, commercial multi-peril and personal and commercial umbrella insurance. We also write insurance in California and Oregon through Commerce West Insurance Company ("Commerce West"), located in Pleasanton, California, which primarily focuses on personal automobile insurance and also writes commercial automobile insurance. Additionally, we write insurance through American Commerce Insurance Company ("American Commerce"), which writes primarily personal automobile insurance and also writes homeowner insurance. Located in Columbus, Ohio, American Commerce is a wholly-owned subsidiary of ACIC Holding Co., Inc. with policies in 24 states and licenses in several others. Through our subsidiaries' combined insurance activities, we are ranked as the 22nd largest personal automobile insurance group in the country by A.M. Best, based on direct premiums written as of December 31, 2002.

2002 Restatement for Stock Options

      As disclosed in our 2002 Form 10-K, in the fourth quarter of 2002, we changed our method of accounting for employee stock options and began applying variable accounting treatments for employee stock options granted in 1999 and 2000. Accordingly, we restated our 2002 quarterly results. The impact of the restatement for the nine months ended September 30, 2002 resulted in an increase to net earnings of $1.9 million or $0.04 per diluted share. The comparable amount for the nine months ended September 30, 2003 resulted in a decrease to net earnings of $1.0 million or $0.02 per diluted share. The impact of the restatement for the three months ended September 30, 2002 resulted in an increase to net earnings of $5.7 million or $0.11 per diluted share. The comparable amount for the three months ended September 30, 2003 resulted in a decrease to net earnings of $1.6 million or $0.03 per diluted share.

Results of Operations

Three months ended September 30, 2003 compared to
Three months ended September 30, 2002 (restated)

Overview

      Our net earnings for the three months ended September 30, 2003 were $22,864 as compared to $12,628 for the three months ended September 30, 2002. This $10,236 increase in earnings was primarily affected by an improvement in our net realized investment gains (losses) in 2003 when compared to 2002. Our after-tax net realized investment gains were $1,710 in 2003, as compared to an after-tax net realized investment loss of $17,102 in 2002, a change of $18,812.

      The after-tax net investment gains of $1,710 for the three months ended September 30, 2003 were primarily the result of our decision to sell a portion of our securities with unrealized gains in order to change our investment strategy. These sales of securities at a gain more than offset losses incurred during the period for the decrease in equity of the preferred stock mutual funds accounted for on the equity basis and for the write-down of investments for other-than-temporary impairment of value. The 2002 after-tax net investment loss of $17,102 was primarily caused by the decrease of our equity investment in preferred stock mutual funds and the tax impact of a valuation allowance on deferred taxes.

      The increase in net earnings related to the change in net realized investment gains was partially offset by increased expenses for losses and loss adjustment expenses and for policy acquisition costs which were higher than the increase in earned premium by $7,449 for the three months ended September 30, 2003. The major cause of this increase in expenses over increased earned premium for the quarter was a $6,000 accrual for an assessment from the Massachusetts Insurers Insolvency Fund in 2003, with no similar accrual in 2002. The three months ended September 30, 2003 also had $2,500 less other income than the three months ended September 30, 2002, because of a payment received in 2002 from an agreement to assume the Massachusetts personal automobile insurance written by another insurance carrier, while 2003 had no similar income.

Premiums

      The following table compares direct premiums written, net premiums written and earned premiums for the three months ended September 30, 2003 and 2002:
	Three Months Ended September 30,

	2003	2002	$ Change	% Change

Direct Premiums Written:
Personal Automobile in Massachusetts	$299,413	$254,327	$45,086	17.7%
Personal Automobile in all other states	50,492	41,899	8,593	20.5%
Commercial Automobile in Massachusetts	19,995	17,338	2,657	15.3%
Commercial Automobile in all other states	1,862	1,574	288	18.3%
Homeowners in Massachusetts	30,868	25,853	5,015	19.4%
Homeowners in all other states	10,140	7,688	2,452	31.9%
Other lines in Massachusetts	9,785	7,594	2,191	28.9%
Other lines in all other states	259	210	49	23.3%

Total Direct Premiums Written	$422,814	$356,483	$66,331	18.6%

Net Premiums Written:
Personal Automobile in Massachusetts	$275,668	$235,029	$40,639	17.3%
Personal Automobile in all other states	50,479	41,878	8,601	20.5%
Commercial Automobile in Massachusetts	16,225	14,294	1,931	13.5%
Commercial Automobile in all other states	1,766	1,522	244	16.0%
Homeowners in Massachusetts	15,862	7,390	8,472	114.6%
Homeowners in all other states	5,384	1,858	3,526	189.8%
Other lines in Massachusetts	4,612	1,763	2,849	161.6%
Other lines in all other states	148	64	84	131.3%
Assumed premiums from CAR	30,771	19,984	10,787	54.0%
Assumed premiums from other than CAR	100	411	(311)	(75.7%)

Total Net Premiums Written	$401,015	$324,193	$76,822	23.7%

Earned Premiums:
Personal Automobile in Massachusetts	$263,683	$225,455	$38,228	17.0%
Personal Automobile in all other states	47,991	38,002	9,989	26.3%
Commercial Automobile in Massachusetts	17,484	14,342	3,142	21.9%
Commercial Automobile in all other states	1,759	906	853	94.2%
Homeowners in Massachusetts	8,859	5,580	3,279	58.8%
Homeowners in all other states	3,006	1,459	1,547	106.0%
Other lines in Massachusetts	2,667	1,625	1,042	64.1%
Other lines in all other states	96	55	41	74.5%
Assumed premiums from CAR	27,076	21,218	5,858	27.6%
Assumed premiums from other than CAR	89	443	(354)	(79.9%)

Total Earned Premiums	$372,710	$309,085	$63,625	20.6%

Earned Premiums in Massachusetts	$292,693	$247,002	$45,691	18.5%
Earned Premiums - assumed	27,165	21,661	5,504	25.4%
Earned Premiums in all other states	52,852	40,422	12,430	30.8%

Total Earned Premiums	$372,710	$309,085	$63,625	20.6%

      The $45,086, or 17.7% increase, in Massachusetts personal automobile direct premiums written during the third quarter of 2003 resulted primarily from a 7.9% increase in average written premium per written exposure coupled with an 9.4% increase in the number of exposures written. We attribute the growth in exposures to increased penetration of our independent agents' books of business as the overall number of exposures in Massachusetts has had less than 1% growth during the period. The increase in other than Massachusetts personal automobile and homeowners was primarily due to additional rate per policy coupled with a 15% increase in business written, offset slightly by a decreased retention in personal automobile.

      Our increase in Massachusetts direct commercial automobile premium is directly related to our effort to increase writings in this line of business and from increases in the average rate per policy. Our increase in Massachusetts direct homeowner premium is primarily related to a 12.3% increase in average premium per policy, an increased number of agents, fewer carriers writing homeowner business, our pricing position in the marketplace and agents writing more homeowner business to achieve a homeowner discount for their customer when we also insure the customer's automobile.

      The increase in net premiums written for personal and commercial automobile are the result of the increase in direct premiums written, as mentioned previously. The increase in assumed premium from CAR is due to an increase in our estimate for our participation in CAR in the current year, as compared to a decrease in our estimate for our participation in CAR for the same period a year ago. The increase in homeowner net premium written is due primarily to the increase in direct homeowner premiums, as previously mentioned, coupled with our participation percentage for our quota share agreement decreasing to 65% for the new contract as compared to 75% for the expired contract. The new quota share agreement encompasses all other than automobile business, with the exception of Umbrella.

      The $63,625, or 20.6% increase, in total earned premiums during the third quarter of 2003 as compared to the third quarter of 2002 was primarily attributable to increases in personal automobile, homeowners and commercial automobile business.

Investment Income

      Net investment income is affected by the composition of our investment portfolio and yields on those investments. The following table summarizes the composition of our investment portfolio, at cost, at September 30, 2003 and 2002:
	September 30,

		% of		% of
	2003	Invest.	2002	Invest.

Fixed maturities (GNMA & FNMA mortgage-
backed bonds, corporate bonds, U.S.
Treasury bonds and notes and tax-exempt
state and municipal bonds)	$1,100,842	62.6%	$716,076	46.1%
Preferred stocks	288,586	16.4	305,468	19.7
Common stocks	90,902	5.2	85,701	5.5
Preferred stock mutual funds	123,154	7.0	294,079	19.0
Mortgages and collateral funds	17,660	1.0	32,218	2.1
Cash and cash equivalents	96,783	5.5	80,829	5.2
Other investments	40,086	2.3	37,399	2.4

Total investments	$1,758,013	100.0%	$1,551,770	100.0%

      Our investment objective continues to focus primarily on maximizing after-tax investment income through investing primarily in high quality securities coupled with acquiring equity investments, which may forgo current investment yield in favor of potential higher yielding capital appreciation in the future. During the second quarter we shortened the overall duration of our investment portfolio by reducing our holdings in certain long term fixed income instruments, equities and closed end mutual funds. This change in strategy resulted in the realization of significant investment gains with a minimal adverse impact on future investment income. During the third quarter we became more comfortable with the interest rate environment and have begun to invest in longer term securities.

      As depicted in the following table, third quarter 2003 net investment income decreased $575 or 2.4%, compared to the same period in 2002, principally as a result of a decrease in average yields offset by an increase in average invested assets at cost. The decrease in yield is primarily due to lower short-term yields coupled with an environment of lower average long-term yields and higher yielding investment securities being called. Net investment income as an annualized percentage of total average investments was 5.4% in the third quarter of 2003 compared to 6.0% for the same period in 2002. After tax net investment income as an annualized percentage of total average investments was 4.2% and 4.9% in the third quarter of 2003 and 2002, respectively.

Investment Return	Quarter Ended September 30,

	2003	2002

		(Restated)

Average month-end investments (at cost)	$1,737,793	$1,579,774
Net investment income	23,318	23,893
Net investment income after-tax	18,226	19,323
Annualized net investment income as a percent-
age of average net investments (at cost)	5.4%	6.0%
Annualized net investment income after-tax as
a percentage of average net investments (at cost)	4.2%	4.9%

Premium Finance and Service Fees

      Premium finance and service fees increased $1,240, or 21.7%, during the three months ended September 30, 2003, as a result of increased business and a service fee increase on Massachusetts new and renewal business from $3.00 to $4.00 per installment payment, for policies with effective dates on or after July 1, 2002.

Investment Gains and Losses

      Net realized investment gains totaled $ 2,630 or $0.05 per diluted share, during the third quarter of 2003 as compared to net realized investment losses of $13,430, or $0.52 per diluted share, during the same period in 2002 as detailed below. The 2002 per diluted share amount was impacted negatively by an increase in our tax valuation allowance related to a deferred tax asset previously established for realized investment losses.

      Net realized gains (losses) by category for the quarter ended September 30, are as follows:
	2003	2002

Fixed maturities	$2,044	$(405)
Preferred stocks	2,720	(6)
Common stocks	2,269	(139)
Preferred stock mutual funds:
Due to change in equity value	(6,596)	(13,996)
Due to sales	3,469	483
Venture capital fund investments	541	807
Other	(150)	(174)
Write-downs of investments for other-than-
temporary impairment of value	(1,667)	-

Net realized investment gains (losses)
before tax	2,630	(13,430)
Income (tax) benefit:
At 35%	(920)	4,700
Impact of valuation allowance on deferred taxes	-	(8,372)

Net realized investment gains (losses)
after taxes	$1,710	$(17,102)

Per diluted share net realized investment
gains (losses) after-tax (benefit)	$0.05	$(0.52)

      The 2003 realized gains were primarily impacted by sales of securities, offset by a decline in the market values of underlying securities held by preferred stock mutual funds, which resulted in a decrease in equity of $4,287 after tax, coupled with write-downs for investments with other-than-temporary impairment of $1,084 after tax. This compared to a decrease in equity for preferred stock mutual funds of $9,097 after taxes and no write-downs for the same period a year ago. We reflect the increases and decreases in equity value through realized gains and losses because our significant level of ownership in the funds requires the use of the equity method of accounting for these funds.

      Whenever we own 20% or more of a closed-end fund, we must account for our investment in that fund using the equity method of accounting, which requires us to recognize as a realized investment gain (loss) the change in the net asset value of that fund as compared to the end of our immediately preceding fiscal quarter. For the quarter ended September 30, 2003, the net realized investment losses attributable to the fund investments that we must account for using the equity method were $6,596 or $4,287 after taxes, as compared to net realized investment losses of $13,996 or $9,097 after taxes for that category of investments for the comparable period of 2002. The closed-end preferred stock mutual funds that we accounted for using the equity method primarily invest in preferred stock, and therefore the increase in interest rates during the third quarter of 2003 caused a decrease in the net asset value of those funds and, as a direct consequence, a decrease in the net realized investment losses that we recognized for those investments for the quarter ended September 30, 2003.

      As of September 30, 2003, we own four fund investments that we account for using the equity method. As of the date of the filing of this Form 10-Q, we have only one investment in a fund in which we own more than 20% of the outstanding shares of the fund and therefore account for using the equity method of accounting. If interest rates are higher at December 31, 2003 than they were at September 30, 2003, the net asset value of this fund would likely be less than it was as of September 30, 2003, and we would recognize a net realized investment loss for the three months ended December 31, 2003 for that fund. We do not expect that the impact of any change in the net asset value of that fund during the fourth quarter of 2003 will be material to our results of operations, however.

Losses and Loss Adjustment Expenses

      Losses and loss adjustment expenses incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") decreased to 74.9% for the third quarter of 2003 compared to 76.0% for the third quarter of 2002. We utilize the statutory loss ratio which is essentially the same as if it were calculated on a GAAP basis. The decrease was primarily the result of more favorable experience in the current year personal automobile line of business offset by slightly less favorable loss reserve development compared to the third quarter of last year. Our losses were minimally impacted by Hurricane Isabel.

Policy Acquisition Costs

      As a percentage of net premiums written, underwriting expenses for the insurance companies (on a statutory basis) increased to 24.0% for the third quarter of 2003 as compared to 23.4% for the same period a year ago. We utilize the statutory underwriting ratio which is essentially the same as if it were calculated on a GAAP basis. The increase was primarily a result of a charge for an expected assessment from the Massachusetts Insurers Insolvency Fund ("MIIF") offset by lower 2003 policy year mandated Massachusetts personal automobile commission rates. Although, the Company has not received an assessment for 2003, which, if an assessment is to be made, is usually sent out by MIIF in November, we are aware that an assessment is being contemplated by MIIF and its Board of Governors. Accordingly, we have accrued for a $6,000 assessment, which represents the Company's best estimate of the expected assessment at this point in time. This accrual negatively impacted the underwriting ratio by approximately 1.5 percentage points.

Combined Ratios

      The combined ratio of losses and expenses (on a statutory basis) was 98.9% in the third quarter of 2003 compared with 99.4% for the same period a year ago. We utilize the statutory combined ratio which is essentially the same as if it were calculated on a GAAP basis. The slight decrease in the combined ratio was primarily the result of a decrease in the loss ratio offset by an increase in the underwriting ratio.

Income Taxes

      The overall effective tax rate for the three months ended September 30, 2003 was 28.5% as compared to 50.0% for the same period a year ago. The income tax for the three months ended September 30, 2002 was negatively impacted by an increase in our tax valuation allowance of $8.4 million, related to a deferred tax asset previously established for realized investment losses.

Net Earnings

      Our net earnings for the quarter ended September 30, 2003 were $22,864 compared to $12,628 for the quarter ended September 30, 2002. The increase primarily resulted from a $16,060 increase in our realized investment gains to $2,630 for the quarter ended September 30, 2003 compared to a realized investment loss of $13,430 for the comparable period of 2002 as previously discussed. The after-tax realized gains for the quarter ended September 30, 2003 amounted to $1,710 compared to an after-tax realized loss of $17,102 for 2002.

Nine months ended September 30, 2003 compared to
nine months ended September 30, 2002 (restated)

Overview

      Our net earnings for the nine months ended September 30, 2003 as compared to the same period a year ago, were favorably affected primarily by significant increases in our realized investment gains.

      Our after-tax net realized investment gains for the nine months ended September 30, 2003 increased by $87.0 million compared to the same period of 2002. The increase was due to after-tax net investment gains for the nine months ended September 30, 2003 of $44,659 compared to after-tax net investment losses of $42,350 for the comparable 2002 period. The 2003 after-tax net investment gains resulted primarily from:
*

our decision to sell, primarily during the first half of 2003, a significant portion of our securities with unrealized gains in order to implement a change in our investment strategy to shorten the overall duration of our investment portfolio; and

*

the favorable impact of the decline in interest rates during much of 2003 on the net asset value of closed-end preferred stock mutual funds that we had to categorize as realized investment gains using the equity method of accounting.

      The 2002 after-tax net investment losses were primarily caused by the decrease of our equity investment in preferred stock mutual funds recorded using the equity method of accounting, the write-down of securities for other-than-temporary impairment of value, and the impact of the valuation allowance on deferred taxes.

See "-Investment Gains and Losses."

      Partially offsetting the change in after-tax net investment gains (losses) was the decrease to zero in 2003 of two items which increased the nine months ended September 30, 2002 income, $9,500 of other income and $11,237 for the after-tax cumulative effect of a change in accounting for negative goodwill. The $9,500 of prior year other income was related to payments received from other insurance carriers under agreements to assume their Massachusetts personal automobile insurance business written in Massachusetts.

      Our earned premiums increased by $174.7 million, or 19.7%, for the nine months ended September 30, 2003 compared to same period of 2002. The increase resulted primarily from an increase of $113.2 million, or 17.6%, in earned premiums for personal automobile coverage in Massachusetts and an increase of $30.8 million, or 29.1%, in earned premiums for personal automobile coverage outside of Massachusetts. See "-Premiums."

      Our losses and loss adjustment expenses increased by $152.5 million, or 22.7%, for the nine months ended September 30, 2003 compared to the same period of 2002. The increase resulted primarily from our premium growth and an increase in our loss ratio (on a statutory basis) to 77.4% for the nine months ended September 30, 2003 compared to 75.8% for the same period of 2002. The increase in our loss ratio resulted primarily from severe winter weather during the first quarter of 2003 in our Massachusetts market. See "-Loss and Loss Adjustment Expenses."

      Our policy acquisition costs increased by $36.3 million, or 17.0% for the nine months ended September 30, 2003 compared to the same period of 2002. The increase resulted primarily from our premium growth, offset by a decrease in our underwriting ratio (on a statutory basis) to 22.2% for the nine months ended September 30, 2003 compared to 22.9% for the same period of 2002. The decrease was primarily due to a reduction in accrued contingent commissions, coupled with lower 2003 policy year mandated Massachusetts personal automobile commission rates offset by a charge for an anticipated assessment from the MIIF. See "-Policy Acquisition Costs."

Premiums

      The following table compares direct premiums written, net premiums written and earned premiums for the nine months ended September 30, 2003 and 2002:
	Nine Months Ended September 30,

	2003	2002	$ Change	% Change

Direct Premiums Written:
Personal Automobile in Massachusetts	$939,232	$812,637	$126,595	15.6%
Personal Automobile in all other states	144,903	113,245	31,658	28.0%
Commercial Automobile in Massachusetts	66,940	56,139	10,801	19.2%
Commercial Automobile in all other states	6,011	3,566	2,445	68.6%
Homeowners in Massachusetts	75,655	61,721	13,934	22.6%
Homeowners in all other states	27,016	20,228	6,788	33.6%
Other lines in Massachusetts	26,924	20,318	6,606	32.5%
Other lines in all other states	714	558	156	28.0%

Total Direct Premiums Written	$1,287,395	$1,088,412	$198,983	18.3%

Net Premiums Written:
Personal Automobile in Massachusetts	$870,742	$755,784	$114,958	15.2%
Personal Automobile in all other states	144,861	113,192	31,669	28.0%
Commercial Automobile in Massachusetts	55,437	46,330	9,107	19.7%
Commercial Automobile in all other states	5,748	3,452	2,296	66.5%
Homeowners in Massachusetts	28,338	17,720	10,618	59.9%
Homeowners in all other states	9,741	4,878	4,863	99.7%
Other lines in Massachusetts	8,561	5,046	3,515	69.7%
Other lines in all other states	290	171	119	69.6%
Assumed premiums from CAR	88,523	79,038	9,485	12.0%
Assumed premiums from other than CAR	1,284	619	665	107.4%

Total Net Premiums Written	$1,213,525	$1,026,230	$187,295	18.3%

Earned Premiums:
Personal Automobile in Massachusetts	$755,843	$642,640	$113,203	17.6%
Personal Automobile in all other states	136,578	105,817	30,761	29.1%
Commercial Automobile in Massachusetts	50,239	40,579	9,660	23.8%
Commercial Automobile in all other states	4,777	1,987	2,790	140.4%
Homeowners in Massachusetts	20,999	15,824	5,175	32.7%
Homeowners in all other states	6,881	3,882	2,999	77.3%
Other lines in Massachusetts	6,103	5,482	621	11.3%
Other lines in all other states	231	148	83	56.1%
Assumed premiums from CAR	78,085	69,264	8,821	12.7%
Assumed premiums from other than CAR	1,230	636	594	93.4%

Total Earned Premiums	$1,060,966	$886,259	$174,707	19.7%

Earned Premiums in Massachusetts	$833,184	$704,525	$128,659	18.3%
Earned Premiums - assumed	79,315	69,900	9,415	13.5%
Earned Premiums in all other states	148,467	111,834	36,633	32.8%

Total Earned Premiums	$1,060,966	$886,259	$174,707	19.7%

      The $126,595, or 15.6% increase, in Massachusetts personal automobile direct premiums written during the first nine months of 2003 resulted primarily from an 8.0% increase in average written premium per written exposure coupled with a 7.1% increase in the number of exposures written. We attribute the growth in exposures to increased penetration of our independent agents' books of business as the overall number of exposures in Massachusetts has had less than 1% growth during this period. The increase in other than Massachusetts personal automobile and homeowners business was primarily due to additional rate per policy coupled with a 15% increase in business written, offset slightly by a decreased retention in personal automobile in-force policies.

      Our increase in Massachusetts commercial automobile premiums is directly related to our effort to increase writings in this line of business and from increases in the average rate per policy. Our increase in Massachusetts homeowner premiums is primarily related to an 11.2% increase in average premium per policy, an increased number of agents, fewer carriers writing homeowner business, our pricing position in the marketplace and agents writing more homeowner business to achieve a homeowner discount for their customer when we also insure the customer's automobile.

      The $174,707, or 19.7% increase, in total earned premiums for the nine months ended September 30, 2003 as compared to the same period of 2002 was primarily attributable to increases in personal and commercial automobile business.

Net Investment Income

      Net investment income is affected by the composition of our investment portfolio and yields on those investments. The following table summarizes the composition of our investment portfolio, at cost, at September 30, 2003 and 2002:
	September 30,

		% of		% of
	2003	Invest.	2002	Invest.

Fixed maturities (GNMA & FNMA mortgage-
backed bonds, corporate bonds, U.S.
Treasury bonds and notes and tax-exempt
state and municipal bonds)	$1,100,842	62.6%	$716,076	46.1%
Preferred stocks	288,586	16.4	305,468	19.7
Common stocks	90,902	5.2	85,701	5.5
Preferred stock mutual funds	123,154	7.0	294,079	19.0
Mortgages and collateral loans	17,660	1.0	32,218	2.1
Cash and cash equivalents	96,783	5.5	80,829	5.2
Other investments	40,086	2.3	37,399	2.4

Total investments	$1,758,013	100.0%	$1,551,770	100.0%

      Our investment objective continues to focus primarily on maximizing after-tax investment income through investing primarily in high quality securities coupled with acquiring equity investments, which may forgo current investment yield in favor of potential higher yielding capital appreciation in the future. During the first half of 2003, we shortened the overall duration of our investment portfolio by reducing our holdings in certain long term fixed income instruments, equities and closed-end preferred stock mutual funds. This change in strategy resulted in the realization of investment gains, primarily in the second quarter, with a minimal adverse impact on future investment income. During the third quarter we became more comfortable with the interest rate environment and have begun to invest in longer term securities, resulting in a slightly higher duration as compared to year end.

      As depicted in the following table, net investment income for the nine months ended September 30, 2003 decreased $2,525, or 3.5%, compared to the same period in 2002, principally as a result of a decrease in average yields offset by an increase in average invested assets at cost. The decrease in yield is primarily due to lower short-term yields coupled with an environment of lower average long-term yields and higher yielding investment securities being called.

      Net investment income as an annualized percentage of total average investments was 5.5% in the nine months ended September 30, 2003 compared to 6.1% for the same period in 2002. After tax net investment income as an annualized percentage of total average investments was 4.4% and 4.9% in the nine months ended September 30, 2003 and 2002, respectively.
Investment Return	Nine Months Ended
	September 30,

	2003	2002

		(Restated)

Average month-end investments (at cost)	$1,683,039	$1,566,003
Net investment income	69,130	71,655
Net investment income after-tax	54,932	56,934
Annualized net investment income as a percent-
age of average net investments (at cost)	5.5%	6.1%
Annualized net investment income after-tax as
a percentage of average net investments (at cost)	4.4%	4.9%

Premium Finance and Service Fees

      Premium finance and service fees increased $4,488, or 28.6%, during the nine months ended September 30, 2003, as a result of increased business and a service fee increase on Massachusetts new and renewal business from $3.00 to $4.00 per installment payment, for policies with effective dates on or after July 1, 2002.

Investment Gains and Losses

      Net realized investment gains totaled $62,650 or $1.39 per diluted share, for the nine months ended September 30, 2003 as compared to net realized investment losses of $48,422, or $1.28 per diluted share, during the same period in 2002 as detailed below.

      Net realized gains (losses) by category for the nine months ended September 30, 2003 and 2002 are as follows:
	2003	2002

Fixed maturities	$18,069	$(1,360)
Preferred stocks	11,832	(57)
Common stocks	16,021	(306)
Preferred stock mutual funds:
Due to change in equity value	33,151	(33,357)
Due to sales	1,903	819
Venture capital fund investments	(510)	(2,167)
Other	(200)	(260)
Writedowns of investments for other-than-
temporary impairment of value	(17,616)	(11,734)

Net realized investment gains (losses)
before tax	62,650	(48,422)
Income (tax) benefit:
At 35%	(21,927)	16,947
Impact of valuation allowance on deferred taxes	3,936	(10,875)

Net realized investment gains (losses)
after taxes	$44,659	$(42,350)

Per diluted share net realized investment
gains (losses) after-tax (benefit)	$1.39	$(1.28)

      Primarily during the second quarter of 2003, we decided to shorten the overall duration of our investment portfolio by reducing our holdings of long-term fixed investments, equities and closed-end preferred stock mutual funds. Primarily as a result of these sales, we realized net investment gains of $47,825, or $31,086 after taxes, in those categories for the nine months ended September 30, 2003 compared to a net realized investment loss of $904, or $588 after-taxes, on sales of securities in those categories during the same period of 2002.

      Of the $62,650 total, we recognized net realized investment gains of $33,151, or $21,548 million, after-taxes, for the nine months ended September 30, 2003 attributable to the change in the net asset value of seven closed-end preferred stock mutual funds in which we owned 20% or more as of June 30, 2003 and therefore were required to account for using the equity method of accounting. During the third quarter of 2003 we dropped below the 20% ownership level and did not have the ability to exercise significant influence over operating and financial policies for three funds. Therefore, as of September 30, 2003 the investments were reported at fair market value and the unrealized gains or losses were reported as comprehensive income. For the nine months ended September 30, 2003, the net realized investment gains attributable to the fund investments that we must account for using the equity method was $33,151 as compared to a net realized investment loss of $33,357 for that category of investments for the same period of 2002. The decline in interest rates during much of 2003 caused a significant increase in the net asset value of those funds and, as a direct consequence, an increase in the net realized investment gains that we recognized for those investments for the nine months ended September 30, 2003.

      Our gains on investment securities were partially offset by write-downs for other-than-temporary declines in the market value of certain fixed maturities, preferred stocks and common stocks totaling $17.6 million and $11.7 million for the nine months ended September 30, 2003 and 2002, respectively. The other-than-temporary write-downs for the 2003 period consisted of $2.4 million for one municipal bond, $7.1 million for three corporate bonds, $7.3 million for three preferred stocks and $0.8 million for five common stocks. The other-than-temporary write-downs for the 2002 period consisted of $0.8 million for one municipal bond, $1.8 million for one corporate bond, $7.1 million for six preferred stocks and $2.0 million for one common stock.

Losses and Loss Adjustment Expenses

      Losses and loss adjustment expenses incurred (on a statutory basis) as a percentage of insurance premiums earned ("loss ratio") increased to 77.4% for the nine months ended September 30, 2003 compared to 75.8% for the same period of 2002. We utilize the statutory loss ratio which is essentially the same as if it were calculated on a GAAP basis. The increase was primarily driven by increased claim frequency in the first quarter of this year as a result of the severe winter.

Policy Acquisition Costs

      As a percentage of net premiums written, underwriting expenses for the insurance companies (on a statutory basis) improved to 22.2% for the first nine months of 2003 as compared to 22.9% for the same period a year ago. We utilize the statutory underwriting ratio which is essentially the same as if it were calculated on a GAAP basis. The improvement was primarily due to a reduction in accrued contingent commissions as a result of the higher loss ratio mentioned previously, and lower 2003 policy year mandated Massachusetts personal automobile commission rates offset by a charge for an anticipated assessment from the MIIF. Although we have not received an assessment for 2003, which if an assessment is to be made, is usually communicated by MIIF in November, we are aware that an assessment is being contemplated by MIIF and its Board of Governors. Accordingly, we have accrued for a $6,000 assessment, which represents our best estimate of the potential assessment at this point in time.

Combined Ratio

      The combined ratio of losses and expenses (on a statutory basis) was 99.6% for the first nine months of 2003 compared with 98.7% for the same period a year ago. We utilize the statutory combined ratio which is essentially the same as if it were calculated on a GAAP basis. The increase in the combined ratio was primarily the result of an increase in the loss ratio, offset by a decrease in the underwriting ratio.

Income Taxes

      Our overall effective tax rate for the nine months ended September 30, 2003 was 23.3% as compared to 33.0% for the same period of 2002. In both years, our effective rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest and the corporate dividends received deduction. Our 2003 effective rate was also favorably impacted by our ability to utilize $3.9 million of previously unrecognized tax benefits associated with capital loss carry forwards. Our income tax rate for the nine months ended September 30, 2002 was impacted an increase in our tax valuation allowance of $10.9 million related to a deferred tax asset previously established for realized investment losses.

Change in Accounting Principle

      Due to the effect of the change in accounting principle related to SFAS No. 142 discussed earlier, we recorded income in the first quarter of 2002, net of taxes, of $11.2 million, or $0.34 per share (diluted). This amount represented the remaining unamortized negative goodwill related to closed-end preferred stock mutual funds and the remaining excess of book value of subsidiary interest over cost relating to the 1999 acquisition of American Commerce. Negative goodwill and the excess of book value of subsidiary interest over cost were created in these acquisitions because the underlying value of the assets purchased exceeded the purchase price. The subsequent recognition of income that occurred as these items were eliminated was not a taxable event but instead became part of the basis of the acquired asset.

Minority Interest in Net Loss of Subsidiary

      Effective January 1, 2002, the ownership interests in ACIC Holding Co., Inc. were recapitalized. Prior to the recapitalization at December 31, 2001, we maintained an 80% common stock interest and AAA Southern New England maintained a 20% common stock interest in ACIC Holding. Additionally, all ACIC Holding preferred stock was owned by us. The recapitalization resulted in the redemption of our ACIC Holding preferred stock in exchange for 3,000 additional shares of ACIC Holding common stock. This resulted in an increase in our ACIC Holding common stock interest to 95% with AAA SNE maintaining a 5% ACIC Holding common stock interest, with no preferred stock outstanding.

Net Earnings

      Our net earnings for the nine months ended September 30, 2003 were $107,257 compared to net earnings of $45,298 for the nine months ended September 30, 2002. The increase primarily resulted from a $87,009 increase in our net realized investment gains after taxes, and a $174,707 increase in our earned premiums, which together more than offset an increase of $152,540 in losses and loss adjustment expenses, all as described elsewhere in this section.

      As discussed above under "-Investment Gains and Losses", 48.3% of our net realized investment gains, after-taxes, for the nine months ended September 30, 2003 were attributable to the change in the net asset value of the closed-end preferred stock mutual funds that we accounted for using the equity method of accounting.

Liquidity and Capital Resources

      The primary sources of our liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments. The focus of the discussion of liquidity and capital resources is on the consolidated Balance Sheets on page 3 and Consolidated Statements of Cash Flows on pages 5 and 6.

      Our operating activities provided cash of $178,236 in the nine months ended September 30, 2003 as compared to $157,383 during the same period of 2002, representing an increase of $20,853 million, or 13.2%. Premiums collected less loss and policy acquisition cost payments were $29,920 higher for the nine months ended September 30, 2003 compared to the same period of 2002. The primary reason for this increase is that the increase in premiums collected outpaced the increase in losses and LAE paid and the policy acquisition costs paid. This occurs when we have significant increases in business as claims paid tend to lag behind premiums collected. Loss payments may increase at a faster pace in the fourth quarter of 2003 and subsequent periods than premiums collected as a result of the "lag" catching up. Additionally, premium finance and service fees collected increased $4,488, or 28.6%, for the nine months ended September 30, 2003 primarily as the result of increased business and a service fee increase on Massachusetts new and renewal business from $3.00 to $4.00 per installment payment, for policies with effective dates of July 1, 2002 and forward. These increases were partially offset by a $9,500 reduction in other income in 2003 as compared to 2002. In the first quarter of 2002, we received a $7,000 payment from an agreement to assume Massachusetts personal automobile insurance written by Berkshire Mutual Insurance Company, and in the third quarter of 2002, we received a $2,500 payment from an agreement to assume the Massachusetts personal automobile insurance written by MassWest.

      For the nine months ended September 30, 2003 and 2002 net cash flows from investing activities used cash of $215,847 and $168,842, respectively. The majority of the $47,005 difference was a $869,706 increase in the purchases of fixed securities, equity securities and preferred stock mutual funds partially offset by an increase in the proceeds from the sales and maturities of fixed maturities, equities and closed-end preferred stock mutual funds totaling $804,734. During the first six months of 2003 we shortened the overall duration of our investment portfolio by reducing our holdings in certain long-term fixed income instruments, equities and closed-end preferred stock mutual funds. This change in strategy resulted in the realization of investment gains, primarily in the second quarter, with a minimal adverse impact on future investment income. Investing activities were funded by the accumulation of cash and cash provided by operating activities.

      Cash flows used in financing activities totaled $35,552 during the nine months ended September 30, 2003 compared to $56,342 during the same period of 2002. For the nine months ended September 30, 2003, cash flows used in financing activities consisted of dividends paid to stockholders of $30,385, coupled with $8,058 used to purchase 236,400 shares of treasury stock under our stock buyback program, partially offset by $2,891 from the issuance of capital stock. For the nine months ended September 30, 2002, cash flows used in financing activities consisted of dividends paid to stockholders of $30,273 and $35,279 used to purchase 915,444 shares of treasury stock under our stock buyback program, partially offset by $9,210 from the issuance of common stock pursuant to our stock option plan.

      We rely upon dividends from our subsidiaries for our cash requirements, including payment of interest and principal on the notes. Under Massachusetts law, if our subsidiaries wish to make any dividend or other distribution to us, they may, within certain limitations, pay such dividends and then file a report with the Commissioner. Dividends in excess of these limitations are called extraordinary dividends. An extraordinary dividend is any dividend or other property, whose fair value, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of ten percent of the insurer's surplus as of the end of the preceding year, or its net income for the preceding year. No pro-rata distribution of any class of the insurer's own securities may be included in this calculation, and it may not pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 2003, 2002 or 2001 by any of our subsidiaries. The aggregate amount of dividends calculated in accordance with regulations of Massachusetts, California and Ohio that may be paid in 2003 from all of our insurance subsidiaries without prior regulatory approval is approximately $75,980, of which $66,152 has been declared and paid as of September 30, 2003.

      Our funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. The carrying value (at market and equity) of total investments at September 30, 2003, including cash, was $1,779,470. At September 30, 2003, we held cash and cash equivalents of $96,783. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs.

      Our fixed income portfolio's weighted average duration (which includes all fixed maturities and preferred stocks) as of September 30, 2003, was 5.2 years. At December 31, 2002 our fixed income portfolio had a weighted average duration of 4.5 years versus 5.7 years at December 31, 2001. The "duration" of a security is the time-weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates. The weighted average duration is short compared to the average stated maturity because of the relatively large percentage of GNMA, FNMA and municipal housing bonds in the fixed maturity portfolio. The duration reflects industry prepayment assumptions. The municipal housing bonds are similar in nature to GNMAs in that they pay down principal during the life of the bond. For these types of bonds, investors are compensated primarily for reinvestment risk rather than credit quality risk. During periods of significant interest rate volatility, the underlying mortgages may prepay more quickly or more slowly than anticipated. If the repayment of principal occurs earlier than anticipated during periods of declining interest rates, investment income may decline due to the reinvestment of these funds at the lower current market rates. The Bloomberg Financial System, which was used to calculate the above duration data, utilizes optional call dates, sinking fund requirements and assumes a non-static prepayment pattern in deriving these averages.

      The decrease in the carrying value of the closed-end preferred stock mutual funds to $129,666 at September 30, 2003 from $270,616 at December 31, 2002 was primarily the result of sales and the reclassification of three preferred stock mutual funds that we no longer have a greater than 20% ownership position, which accounted for the decrease in cost of closed-end preferred stock mutual funds from $294,192 at December 31, 2002 to $123,154 at September 30, 2003. During the third quarter of 2003, our ownership percentage of three closed-end preferred stock mutual funds dropped below 20% such that we no longer utilize the equity method of accounting for these three funds, but instead mark them to market. The carrying value reclassified from closed-end preferred stock mutual funds to common stocks amounted to $62,186 million. These sales and reclassifications were partially offset by increases in the net asset value of the preferred stock mutual funds which we held.

      Our liabilities totaled $1,915,955 at September 30, 2003 as compared to $1,588,530 at December 31, 2002. The $327,425, or 20.6%, increase was primarily comprised of increases in unpaid losses and loss adjustment expenses, unearned premiums and a payable for securities purchased. The liability for losses and loss adjustment expense reserves increased $137,745, or 16.9%, primarily as a result of increased business. Unearned premiums increased $165,592, or 24.1%, due primarily to increases in our business, coupled with the seasonality of the policy effective dates of our business. Payable for securities purchased totaled $7,982 at September 30, 2003 as compared to zero at December 31, 2002. This was the result of securities purchased with trade dates in September 2003 that were not settled until October 2003.

      We have negotiated a 65% quota-share agreement for one year with modified terms. The new program became effective July 1, 2003. In the event of a catastrophe, recovery is limited to 65% of the loss with a maximum recovery estimated at $225 million, equating to a total loss to us of $347 million. Several limitations were added to the new contract regarding losses related to nuclear, chemical, and biological terrorist events. Our maximum loss recovery in case of these types of events is estimated at $26 million. Our 100 and 250 year probable maximum loss events have been estimated at approximately $180 million and $290 million, respectively, based on policies in force at December 31, 2002.

      Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. Our twelve month rolling statutory premiums to surplus ratio was 2.16 to 1.00 and 1.91 to 1.00 for the period ended September 30, 2003 and 2002, respectively.

New Relevant Accounting Developments

      FIN. 46 - Consolidation of Variable Interest Entities - An Interpretation of
      ARB No. 51.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation issues surrounding special purpose entities, often termed variable interest entities ("VIE"), to which the usual condition for consolidation does not apply because the VIE either has no voting interests or otherwise is not subject to financial control through ownership of voting interest. Under FIN 46, the primary beneficiary of a VIE is required to consolidate the VIE. FIN 46 is required to be adopted by the end of fiscal periods beginning after December 15, 2003, with the exception of non registered investment companies that meet a certain criteria, for whom FIN 46 has been deferred for an indefinite period. At September 30, 2003, we did not hold any securities that met the provisions of consolidation under FIN 46; therefore, FIN 46 would have no current effect on our financial statements.

      FAS. 150 - Accounting for Certain Financial Instruments with characteristics of both liabilities and equity.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"), which requires an issuer of certain classes of freestanding financial instruments, as set out in the statement, to classify such instruments as a liability and, in most instances, measure the instruments at fair value. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period after June 15, 2003 for financial instruments that were in existence prior to May 31, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by initially measuring the financial instruments at fair value and reporting the difference between the fair value and the previous carrying value as the cumulative effect of a change in accounting principle. As of September 30, 2003, we did not issue any financial instruments that met the provisions of SFAS No. 150; therefore, SFAS No. 150 nor the deferral of the effective dates of certain provisions have not affected our financial statements.

Stock Buyback and Dividends

      We purchased 236,400 shares of Treasury stock under the buyback program through September 30, 2003 at an average cost of $34.09. At September 30, 2003, we had the authority to purchase 741,456 additional shares of common stock under the current Board of Directors' stock re-purchase authorization. Our last purchase of Treasury Stock occurred during March 2003.

      On September 12, 2003, we paid a quarterly dividend of $0.32 to stockholders of record as of August 29, 2003. We increased our quarterly dividend to stockholders from $0.31 to $0.32 during the second quarter.

Effects of Inflation and Recession

      We generally are unable to recover the costs of inflation in our personal automobile insurance line since the premiums it charges are subject to state regulation. Additionally, the premium rates charged by us for personal automobile insurance are adjusted by the Commissioner only at annual intervals. Such annual adjustments in premium rates may lag behind related cost increases. Economic recessions may also have an impact upon us, primarily through the policyholder's election to decrease non-compulsory coverages afforded by the policy and decreased driving, each of which tends to decrease claims.

      To the extent inflation and economic recession influence yields on investments, we are also affected. As each of these environments affect current market rates of return, previously committed investments may rise or decline in value depending on the type and maturity of investment.

      Inflation and recession must also be considered by us in the creation and review of loss and LAE reserves since portions of these reserves are expected to be paid over extended periods of time. The anticipated effect of economic conditions is implicitly considered when estimating liabilities for losses and LAE. The importance of continually adjusting reserves is even more pronounced in periods of changing economic circumstances.

Forward-Looking Statements

      This Form 10-Q contains some statements that are not historical facts and are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve opinions, assumptions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks that we face. These include, but are not limited to, those risks and uncertainties in our business, some of which are beyond our control, that are described in our recently filed registration statement on Form S-3, as amended, our Forms 10-K and 10-Q, and other documents filed with the SEC, including the possibility of adverse catastrophe experience and severe weather, adverse trends in claim severity or frequency, adverse state and federal regulation and legislation, adverse judicial decisions, litigation risks, interest rate risk, rate making decisions for private passenger automobile policies in Massachusetts, potential rate filings outside of Massachusetts, heightened competition, concentration of business within Massachusetts, dependence on certain principal employees, as well as the economic, market or regulatory conditions and risks associated with entry into new markets and diversification. The Commerce Group, Inc. is not under any obligation to (and expressly disclaims any such obligations to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Additional Financial Information Available on Company Website

      Additional supplemental financial information is available on our website at http://www.commerceinsurance.com, under the "Links" section of the "News & Investors" tab.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk: Interest Rate Sensitivity and Equity Price Risk

      Our investment strategy emphasizes investment yield while maintaining investment quality. The focus of our investment objectives continues to be maximizing after-tax investment income through investing in high quality diversified investments structured to maximize after-tax investment income while minimizing risk. Our funds are generally invested in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. During the first half of 2003 we shortened the overall duration of our investment portfolio by reducing our holdings in certain long-term fixed income instruments, equities and closed-end preferred stock mutual funds. During the third quarter we became more comfortable with the interest rate environment and have begun to invest in longer term securities, resulting in slightly higher duration as compared to year end. Unrealized investment gains and losses on our investments, to the extent that there is no other-than-temporary impairment of value, are credited or charged to a separate component of stockholders' equity, known as "net accumulated other comprehensive income (loss)," net of tax, until realized.

      In conducting investing activities, we are subject to, and assume, market risk. Market risk is the risk of an adverse financial impact from changes in interest rates and market prices. The level of risk assumed by us is a function of our overall objectives, liquidity needs and market volatility.

      We manage our market risk by focusing on higher quality equity and fixed income investments, by periodically monitoring the credit strength of companies in which investments are made, by limiting exposure in any one investment and by monitoring the quality of the investment portfolio by taking into account credit ratings assigned by recognized rating organizations. Our portfolio includes five securities in default, three corporate bonds and two preferred stocks, with a carrying value of $2.7 million as of September 30, 2003. Of our bonds and preferred stocks, 91.7% were rated in either of the two highest qualities categories provided by the NAIC as of September 30, 2003, as compared to 96.5% at December 31, 2002.

      This decrease primarily resulted from an increase in market value of securities that are not rated in either of the two highest categories. Although we have significant holdings of various closed-end preferred stock mutual funds, these funds are comprised primarily of preferred and common stocks traded on national stock exchanges, thus limiting exposure to any one investment.

      Interest Rate Sensitivity. As part of our investing activities, we assume positions in fixed maturity, equity, short-term and cash equivalents markets. We are, therefore, exposed to the impacts of interest rate changes in the market value of investments. At September 30, 2003, our exposure to interest rate changes and equity price risk has been estimated using sensitivity analysis. The interest rate impact is defined as the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks.

      Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. The following table summarizes our interest rate risk, based on the results of the sensitivity analysis at September 30, 2003. The table also reflects the changes in market value and stockholders' equity that would be attributable to realized investment gains (losses) that we would recognize under the equity method of accounting with respect to the change in the net asset value of any mutual fund in which we own 20% percent or more of the shares outstanding.

			Hypothetical
	Estimated Market		Percentage
	Value of Fixed		Increase
	Income and	Estimated	(Decrease) in
	Preferred Stock	Change in	Stockholders'
Hypothetical Change in Interest Rates	Investments	Market Value	Equity(1)

	(Dollars in thousands)
200 basis point increase	$1,294,169	$(122,826)	(9.3)%
No Change	1,416,995	-	-
200 basis point decrease	1,534,826	117,831	8.9%

(1)   Net of income taxes at an assumed rate of 35%.

      Equity Price Risk. The equity price risk is defined as a hypothetical change of plus-or-minus 10% in the market value of common stocks. The following table summarizes our equity price risk, based on the results of the sensitivity analysis at September 30, 2003:
			Hypothetical
			Percentage
	Estimated Market		Increase
	Value of Common	Estimated	(Decrease) in
	Equity	Change in	Stockholders'
Hypothetical Change in Market Price	Investments(1)	Market Value	Equity(2)

	(Dollars in thousands)
20% price increase	$269,069	$ 44,845	3.4%
10% price increase	246,646	22,422	1.7%
No change	224,224	-	-
10% price decrease	201,802	(22,422)	(1.7)%
20% price decrease	179,379	(44,845)	(3.4)%

(1)   Includes both common stocks and closed-end preferred stock mutual funds.

(2)   Net of income taxes at an assumed rate of 35%.

      The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions such as the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, reinvestment and replacement of asset and liability cash flows and other assumptions. While assumptions are developed based upon current economic conditions, we cannot provide any assurance as to the predictive nature of these assumptions. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that management might take in responding to or anticipating changes in interest rates.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the September 30, 2003 evaluation date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Internal Control Over Financial Reporting

      There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Please refer to Note 3 located in "Part I, Item 1. Financial Statements - Notes to Unaudited Consolidated Financial Statements".

Item 2. Changes in Securities and Use of Proceeds

      We have granted stock options to eligible agents of American Commerce. The following table provides a summary of those grants.
	Number of
	Underlying
Grant Date	Shares	Date Exercisable	Expiration Date	Exercise Price

07/31/2003	1,050,000	07/31/2008	07/31/2013	$46.27

      No cash consideration was received by us in exchange for the options. The purpose of the options is to provide an incentive for the agents to maintain their existing business volume with American Commerce. Additional options are granted based on the year-over-year increase in the volume of agency business written with American Commerce.

      The options have been offered and sold pursuant to Securities Act Rule 506. Neither we nor any person acting on our behalf has offered or sold the options by any form of general solicitation or general advertising, and we have exercised reasonable care to assure that none of the recipients is an underwriter within the meaning of Section 2(11) of the Securities Act. Based upon the representations from the recipients, we have reason to believe that not more than one of the recipients was not an accredited investor, as defined in Securities Act 501.

      The right of the recipient to exercise the options is contingent upon the average volume of other-than-Massachusetts private passenger automobile and homeowners direct written premiums placed and maintained with American Commerce for a five-year period specified in each option agreement. If qualified, the recipient may purchase our common stock at the exercise price for a period of five years beginning five years after the date of the grant. Unexercised options terminate not later than ten years after the date of grant. The options may be exercised only by withholding option shares to pay the exercise price.

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submissions of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)   Reports on Form 8-K

   (1)   On July 3, 2003, the Company filed a Form 8-K/A, which amended the form 8-K filed on June 23, 2003. The purpose was to comply with Item 4, which was for notification of a change in the Registrant's certifying accountant.

   (2)   On July 28, 2003, the Company filed a Form 8-K. The purpose was to comply with Item 12, Results of Operations and Financial Conditions, which required the furnishing of the Registrant's press release regarding second quarter earnings.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
THE COMMERCE GROUP, INC.

/s/ Randall V. Becker

Randall V. Becker
Treasurer and
Chief Accounting Officer

Dated this 13th day of November, 2003.