Form 10-K/A
period 2002-12-31
COMMERCE GROUP INC /MA
filed 2003-11-25
CIK 811612

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each Exchange
    Title of each Class                                on Which Registered
    -------------------                                -------------------
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

Dated: November 25, 2003

                                          THE COMMERCE GROUP, INC.

                                          By: /s/ Arthur J. Remillard, Jr.
                                             -----------------------------------
                                             Arthur J. Remillard, Jr.
                                             President, Chief Executive Officer,
                                             and Chairman of the Board

                    THE COMMERCE GROUP, INC. AND SUBSIDIARIES
                              INDEX TO EXHIBITS(A)

EXHIBIT
NUMBER                                     TITLE
------                                     -----
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

10.23*            Form of Book Value Award Agreement (E)

10.24             Reinsurance Agreement with Employers Reinsurance
                  Corporation(F)

10.25*            2002 Amended & Restated Incentive Compensation Plan (G)

10.26             ACIC Agent Growth Option Agreement (G)

10.27             Form of AAA Marketing Agreement (H)

10.28             Form of AAA Service Agreement (H)

10.29             Massachusetts Insurance Processing Service Agreement between
                  CGI Information Systems & Management Consultants Inc. and the
                  Registrant, as amended

10.30             Letter Agreement regarding growth options between AAA Southern
                  New England and the Registrant

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

(H) Filed as an exhibit to the Registrant's Form 10-K/A for the year ended December 31, 2002, filed on September 29, 2003

* Denotes management contract or compensation plan or arrangement.