Form 10-K
period 2003-12-31
COMMERCE GROUP INC /MA
filed 2004-03-09
CIK 811612

The Commerce Group, Inc.
211 Main Street, Webster, Massacusetts 01570

2003
Annual
Report
and
Form 10-K


FINANCIAL HIGHLIGHTS
(Dollars in Thousands, Except Per Share Amounts)

	2003	2002	2001

Direct premiums written	$1,658,969	$1,406,856	$1,152,407

Net premiums written	$1,555,499	$1,313,014	$1,078,967

Earned premiums	$1,445,628	$1,210,040	$1,043,652
Net investment income	92,183	98,466	99,563
Premium finance and service fees	26,908	21,498	17,819
Amortization of excess of book value of
subsidiary interest over cost	-	-	3,389
Net realized investment gains (losses)	76,103	(82,385)	(10,633)
Other income	-	9,500	-

Total revenues	$1,640,822	$1,257,119	$1,153,790

Earnings before income taxes, minority interest and change in
accounting principle	$219,305	$52,026	$107,782
Income taxes	58,068	17,063	18,392

Earnings before minority interest and change in accounting principle	161,237	34,963	89,390
Minority interest in net (earnings) loss of subsidiary	(294)	555	863

Earnings before change in accounting principle	160,943	35,518	90,253
Change in accounting principle, net of taxes	-	11,237	-

Net earnings	$160,943	$46,755	$90,253

Comprehensive income	$164,762	$59,625	$90,814
Net earnings per common share:
Basic	$5.03	$1.43	$2.69
Diluted	$4.99	$1.42	$2.67

Cash dividends paid per share	$1.27	$1.23	$1.19
Weighted average number of common shares
outstanding:
Basic	32,000,220	32,773,519	33,608,804
Diluted	32,254,663	33,028,081	33,794,938
Total investments at market value
and equity value	$2,211,099	$1,613,439	$1,526,794
Total assets	$3,164,231	$2,419,073	$2,183,224
Total liabilities	$2,247,630	$1,624,915	$1,373,791
Minority interest	$4,390	$4,106	$-
Total stockholders' equity	$912,211	$790,052	$809,433
Total stockholders' equity per share	$28.45	$24.60	$24.43
Consolidated GAAP ratios (unaudited) (1):
Loss and LAE ratio	74.0%	75.2%	74.9%
Underwriting expense ratio	24.2	24.4	25.3

Combined ratio	98.2%	99.6%	100.2%

Net premiums written to policyholders' surplus	144.7%	198.3%	150.7%

(1)	Consolidated GAAP ratios combine all insurance company results with corporate expenses and use earned premiums to calculate the ratios.

THE COMMERCE GROUP, INC.

March 5, 2004

To Our Stockholders:

      In 2003, your Company experienced satisfactory financial results for the 28th consecutive year. From the very first day the funding of The Commerce Insurance Company was accomplished (April 3, 1972) through December 31, 2003, we have achieved underwriting profit of $343.6 million on total premiums written of $13.0 billion. This underwriting profit represents 2.6% of total premiums written.

      In December 2003, the 2004 personal automobile insurance rate decision was announced by the Massachusetts Insurance Commissioner. Despite the industry's request for a 12.4% increase, 2004 state mandated average premium per automobile was increased by 2.5%. The Massachusetts marketplace remains highly competitive. Throughout these ongoing competitive times, your Company's share of the Massachusetts personal automobile market has continued to grow, and at year-end, our estimated market share was 27.6%, up from 25.9% in 2002.

      In 2003, direct and net premiums written each surpassed the $1.5 billion mark. As we reach these record levels of premiums, your Company will continue to pursue the goal of growing in targeted markets beyond the borders of Massachusetts. In furtherance of this goal, direct premiums written outside of Massachusetts represented 14.4% of our total business in 2003, as compared to 13.4% in 2002.

      In December, your Company completed a very successful $300 million public debt offering. The proceeds are being used to enhance the capital position of our insurance operating subsidiaries in support of recent premium growth both within and outside of Massachusetts.

      Your Company has continued to grow and prosper. The Commerce Insurance Company continues to be the largest writer of Massachusetts private passenger automobile insurance, the second largest writer of Massachusetts homeowners insurance, as well as the third largest writer of Massachusetts commercial automobile insurance. The combined insurance companies were also ranked as the 22nd largest personal automobile insurance group in the country by A.M. Best Co., based on the most recently available direct premiums written information. Additionally, I am very pleased to report that your Company again received a group rating of A+ (Superior) from A.M. Best Co.

      Written premiums, earned premiums, total assets and total stockholders' equity per share, as illustrated in the bar graph on the facing page, are all at new highs. For those of you who are interested in the details, I draw your attention to the pages in this report labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Behind these numbers are an extremely dedicated group of people: Our policyholders (represented by over 1,285,000 policies in force); Agents (1,808); Employees (2,018); Officers (43); Commerce Group Directors (17); and, of course, our Stockholders (over 6,800, including our Employee Stock Ownership Plan participants, who now number 2,322).

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

Arthur J. Remillard, Jr.
President, Chief Executive Officer
and Chairman of the Board


The bar graph on page 4 illustrates the Company's annual total stockholders' equity per share value and annual total stockholders' equity per share value including cumulative cash dividends paid per share through each December 31, year-end, over the most recent fifteen-year period. The X-axis lists the years beginning with 1989 through 2003. The Y-axis lists the dollar values starting at $0.00 and increasing in one-dollar increments to $38.00. The graph depicts a total stockholders' equity per share value in 1989 of $2.53, 1990 of $3.36, 1991 of $4.80, 1992 of $7.42, 1993 of $10.09, 1994 of $10.88, 1995 of $14.96, 1996 of $16.28, 1997 of $18.11, 1998 of $19.72, 1999 of $19.44, 2000 of $23.16, 2001 of $24.43, 2002 of $24.60 and 2003 of $28.45. The graph also depicts the total stockholders' equity per share value adjusted to include cumulative dividends paid per share. The total of these amounts to the per share value in 1989 of $2.53, 1990 of $3.36, 1991 of $4.80, 1992 of $7.42, 1993 of $10.09, 1994 of $11.03, 1995 of $15.34, 1996 of $17.47, 1997 of $20.33, 1998 of $23.01, 1999 of $23.84, 2000 of $28.71, 2001 of $31.17, 2002 of $32.57 and 2003 of $37.69.


TOTAL STOCKHOLDERS' EQUITY PER SHARE
TOTAL CUMULATIVE CASH DIVIDENDS PAID PER SHARE
$38.00
$37.00
$36.00
$35.00
$34.00
$33.00
$32.00
$31.00
$30.00
$29.00
$28.00
$27.00
$26.00
$25.00
$24.00
$23.00
$22.00
$21.00
$20.00
$19.00
$18.00
$17.00
$16.00
$15.00
$14.00
$13.00
$12.00
$11.00
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00

	'89	'90	'91	'92	'93	'94	'95	'96	'97	'98	'99	'00	'01	'02	'03
Total Stockholders' Equity Per Share	$2.53	$3.36	$4.80	$7.42	$10.09	$10.88	$14.96	$16.28	$18.11	$19.72	$19.44	$23.16	$24.43	$24.60	$28.45
Cumulative Cash Dividends Paid Per Share	—	—	—	—	—	$ 0.15	$ 0.38	$ 1.19	$ 2.22	$ 3.29	$ 4.40	$ 5.55	$ 6.74	$ 7.97	$ 9.24
Total Stockholders' Equity Per Share Including Cumulative Cash Dividends Paid Per Share	$2.53	$3.36	$4.80	$7.42	$10.09	$11.03	$15.34	$17.47	$20.33	$23.01	$23.84	$28.71	$31.17	$32.57	$37.69

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to ___.

Commission file number 001-13672

The Commerce Group, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2599931
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

211 Main Street	01570
Webster, Massachusetts	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (508) 943-9000
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common stock, $.50 par value per share	New York Stock Exchange

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
Yes [X] No [ ]

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2003 was $884,980,205.

As of February 27, 2004, the number of shares outstanding of the registrant's common stock (exclusive of treasury shares) was 32,427,075.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement for its annual meeting of stockholders, which the registrant intends to file within 120 days after the end of the registrant's fiscal year ended December 31, 2003, are incorporated by reference into Part III hereof as provided therein.

GLOSSARY OF SELECTED INSURANCE TERMS

Affinity group marketing program

In Massachusetts, an "affinity group marketing program" is any system, design or plan whereby motor vehicle or homeowner insurance is afforded to employees of an employer or to members of a trade union, association or organization in accordance with those provisions of M.G.L. c. 175, s. 193R, distinguishing such plans from a "mass-merchandising plan." Specifically, an affinity group marketing program contemplates the issuance of such insurance through standard policies that generally preclude individual underwriting, contain an option to continue coverage at a standard rate upon termination of employment or membership, restrict cancellation, require the continuance of certain participation in ways not applicable to standard policies, and provide for the downward modification of rates based upon the experience of the insured group.

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

Catastrophe, catastrophic loss	A severe loss, usually involving many risks such as conflagration, earthquake, windstorm, explosion and other similar events.

Combined ratio

A combination of the underwriting expense ratio and the loss and loss adjustment expense ("LAE") ratio. The underwriting expense ratio measures the ratio of underwriting expenses to net premiums written. The loss and LAE ratio measures the ratio of incurred losses and LAE to earned premiums.

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

Direct	Refers to premiums, losses, LAE and underwriting expenses on policies which a company writes before accounting for business ceded and assumed through reinsurance.
Direct loss ratio
The ratio of direct incurred losses and LAE to direct earned premiums.

Direct premiums written	Total premiums for insurance sold to insureds, as opposed to, and not including, assumed reinsurance premiums.

Domestic insurer	An insurance company that operates in the state in which it is licensed.

Earned premiums	The portion of net premiums written that is equal to the expired portion of policies recognized for accounting purposes as income during a period. Also known as premiums earned.

Excess of loss reinsurance	Reinsurance which indemnifies the reinsured against all or a specified portion of losses under reinsured policies in excess of a specific dollar amount or "retention."

Exclusive representative producer ("ERP")

A Massachusetts automobile insurance agency which does not have a voluntary agency automobile insurance relationship with an insurer, and which is assigned by CAR to an insurer who is a Servicing Carrier.

Exposure	An insurable unit defined as an automobile.

Frequency	The relative incidence of number of claims in relation to an exposure, or group of exposures.

Hard market	An insurance market in which the demand for insurance exceeds the readily available supply and premiums are relatively high.

Incurred but not reported reserves ("IBNR")	Reserves for estimated losses which have been incurred by insureds but not yet reported to the insurer.

Incurred losses	The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses include a provision for IBNR and salvage and subrogation.

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

Premium-to-surplus ratio	The ratio of net premiums written to policyholders' surplus.

Property insurance	Insurance that indemnifies a person with an insurable interest in tangible property for loss related to damage to or loss of use of the subject property.

Pure loss ratio	The ratio of net incurred losses, excluding LAE, to premiums earned.

Quota share reinsurance	Reinsurance in which the reinsured shares a proportion of the original premiums and losses under the reinsured policy. Also known as pro-rata reinsurance.

Rate deviation	A specific state approved departure from an otherwise applicable state set rate level provided to safe drivers.

Rate discount	A specific state approved discount from an otherwise applicable state set rate level provided to members of affinity group marketing programs.

Reinsurance

The acceptance by one or more insurers, called re-insurers, of all or a portion of the risk underwritten by another insurer who has directly written the coverage. However, the legal rights of the insured generally are not affected by the reinsurance transaction and the insurance company issuing the insurance policy remains liable to the insured for payment of policy benefits.

Safe Driver Insurance Plan ("SDIP")

A program mandated by Massachusetts state law that encourages safe driving by rewarding drivers who do not cause an accident, or incur a traffic law violation and by charging high risk drivers a greater amount of premiums. Under SDIP, drivers incur surcharge points for traffic violations and at-fault accidents. Drivers also earn credit points for each incident free year. Drivers begin at a starting or neutral SDIP Step 15. Drivers can earn credits down to SDIP Step 9, the lowest step for good drivers, and incur surcharge points up to SDIP Step 35, the highest step for bad drivers. The SDIP is set to be revenue neutral industry-wide, such that credits received by good drivers are offset with surcharges paid by bad drivers.

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

Statutory accounting practices ("SAP")

Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by an insurer's state insurance regulatory authority for the purposes of financial reporting to regulators, which in general reflect a liquidating, rather than going concern, concept of accounting.

Statutory surplus	The excess of admitted assets over total liabilities (including loss reserves), determined in accordance with SAP.

Subrogation	The substitution of the insurer's right to recover in place of the insured's right to recover from a third party responsible for a loss paid by the insurer.

Take-all-comers	A phrase used to characterize the Massachusetts personal automobile insurance system under which all insurers are required to underwrite and accept virtually all risks submitted to them.

Underwriting	The insurer's process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.

Underwriting expenses	The aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations.

Underwriting expense ratio	The ratio of underwriting expenses to net premiums written determined in accordance with SAP.

Unearned premiums	The portion of a premium representing the unexpired amount of the contract term as of a certain date.


Unless otherwise stated, "we," "our," "us" or "the Company" means The Commerce Group, Inc., and its subsidiaries. "Commerce" refers to The Commerce Insurance Company, "Commerce West" refers to Commerce West Insurance Company, "American Commerce" refers to American Commerce Insurance Company, "Citation" refers to Citation Insurance Company, and "AHC" refers to ACIC Holding Co., Inc.

PART I

(Dollars in thousands, except for ratios and per share data, unless noted otherwise)

ITEM 1. BUSINESS

      We provide personal and commercial property and casualty insurance in Massachusetts and, to a lesser extent, in other states. We market our products exclusively through our network of independent agents. Our core product lines are personal and commercial automobile and homeowners insurance. We have been the largest writer of personal property and casualty insurance in Massachusetts in terms of direct premiums written since 1990. At the end of 2003, our estimated share of the Massachusetts personal automobile market was 27.6%, up from 25.9% at the end of 2002. For each of the past five years for which data is available, we have been the second largest writer of homeowners insurance in Massachusetts. We are the third largest writer of commercial automobile insurance in Massachusetts, based on the most recently available data. On a consolidated basis, we were ranked the 22nd largest personal automobile insurance group in the country by A.M. Best, in terms of direct premiums written, based on the most recently available information as of December 31, 2003. In addition to our core product lines, we write commercial multi-peril, inland marine, fire, general liability, and personal and commercial umbrella insurance.

      We were incorporated in 1976. We write insurance through our principal subsidiary, Commerce, which was incorporated in 1971 and began writing business in Massachusetts in 1972. We also write insurance through three other subsidiaries - Citation, Commerce West and American Commerce. Citation was incorporated in Massachusetts on September 24, 1981. We acquired Commerce West on August 31, 1995 and we acquired American Commerce on January 29, 1999. Citation writes insurance in Massachusetts. Commerce West writes insurance in California and Oregon. American Commerce, a wholly-owned subsidiary of AHC, is located in Columbus, Ohio and writes insurance in 16 states. AHC's common stock is 95% owned by us and 5% owned by AAA Southern New England.

      In December 2003, we completed a $300 million public debt offering. The proceeds are being used to enhance the capital position of our insurance operating subsidiaries in support of recent premium growth both within and outside of Massachusetts.

      Also, in 2003, we completed a reorganization of our subsidiary companies (see Exhibit 21.1 of this Form 10-K for our current organizational structure). The purpose of the reorganization was to allow us a more efficient use of our capital through our operating subsidiaries and to streamline our organizational structure.

      Our primary business strategy is to continue to focus on the personal automobile market in Massachusetts and the other states where we write business. We maintain approximately 1.3 million in-force policies through our insurance company subsidiaries. Commerce and Citation service approximately 1,060,000 policies in Massachusetts and Commerce services approximately 7,000 policies in New Hampshire. American Commerce and Commerce West service over 220,000 policies.

Our direct premiums written for the years ended December 31, 2003 and 2002 in Massachusetts and all other states follows:

		All Other		% of
2003	Massachusetts	States	Total	Total

Personal Automobile	$1,191,123	$194,409	$1,385,532	83.5%
Homeowners	102,951	36,098	139,049	8.4%
Commercial Automobile	89,862	8,067	97,929	5.9%
Other Lines	35,468	991	36,459	2.2%

Total	$1,419,404	$239,565	$1,658,969	100.0%

Percentage of Total	85.6%	14.4%	100.0%

		All Other		% of
2002	Massachusetts	States	Total	Total

Personal Automobile	$1,032,438	$155,045	$1,187,483	84.4%
Homeowners	87,634	27,376	115,010	8.2%
Commercial Automobile	74,879	5,151	80,030	5.7%
Other Lines	23,569	764	24,333	1.7%

Total	$1,218,520	$188,336	$1,406,856	100.0%

Percentage of Total	86.6%	13.4%	100.0%

We attribute our success primarily to the following factors:

*	a highly experienced management team with a proven track record;

*	our ability to operate efficiently with economies of scale;

*	our in-depth understanding of the Massachusetts regulatory and underwriting environments;

*	our strong relationships with independent insurance agencies that provide quality business to us;

*	our ability to compete in an affinity group marketing environment;

*	our strong relationships with various AAA organizations;

*	our advanced information systems with an extensive underwriting database; and,

*	our history of maintaining a strong financial condition.

We also face certain risks which are inherent to our business. See "Risks Related to Our Business."

      We market our products exclusively through independent insurance agencies. Our relationships with these agencies are critical to our continued success. We believe that we are the preferred provider for most of our agencies and that, as a result, we have gained access to policyholders with average or above average underwriting profit characteristics. We focus on selecting and retaining agencies with historical premium growth rates and loss ratios that meet our criteria, and we devote substantial resources to maintaining strong relationships with our existing agencies. We pay our agencies significant compensation in the form of profit sharing, which is based, in part, on the underwriting profits of each agency's business written with us. In addition, we occasionally sponsor incentive award trips for agents to encourage profitability and growth. See "Marketing."

      Based on agency surveys that we conduct several times a year, we believe that we are attentive to the needs of our agencies and insureds. We emphasize our commitment to the Massachusetts insurance market by our responsiveness in servicing claims and our internal support for agency operations, including direct billing of insureds, direct claim reporting, agency upload and download systems, on-line inquiry systems for our agents, and by providing competitively priced automobile and property insurance programs and products.


      Massachusetts Business. We believe that a significant factor in our success is our focus on the personal automobile insurance market in Massachusetts, which accounted for 71.8% of our total direct premiums written for the year ended December 31, 2003. The terms, conditions, and rates of personal automobile insurance are subject to extensive regulation in Massachusetts. As a consequence of our focus on the Massachusetts market, we have both an in-depth understanding of this market and the ability to respond effectively to shifts in the state's regulatory and underwriting environments. Currently, we are required by law to accept virtually all private passenger automobile insurance business submitted to us by our agencies in Massachusetts. Our ability to underwrite this business profitably, however, depends on our understanding of the risks in the business as well as our management of reinsurance through CAR.

      We have actively pursued affinity group marketing programs since 1995. Our affinity group marketing programs provide members of participating groups and associates with a convenient means of purchasing discounted private passenger automobile insurance. We emphasize writing insurance for larger affinity groups, although we consider accounts with as few as 25 participants. Affinity groups are eligible for rate discounts, which must be filed annually with the Massachusetts Division of Insurance. In general, we look for affinity groups with mature, stable membership, favorable driving records and below average turnover ratios. Participants who leave the sponsoring group during the term of the policy are allowed to maintain the policy until expiration. At expiration, we will issue through the agency a non-discounted policy at the insured's option.

      We also offer homeowners insurance in Massachusetts, including a very limited amount of policies in designated coastal areas. Our average homeowners policy is an all risk, replacement cost insurance policy covering a dwelling and its contents. Our published limits of liability for property damage to a dwelling in Massachusetts are a minimum coverage of $60 and a maximum coverage of $750. Some policies over this amount are written on an exception basis. For personal liability, the minimum coverage is $100 and the maximum coverage is $1.0 million. The average dwelling coverage amount per policy in Massachusetts written by Commerce and Citation is approximately $195. Generally, the average amount of contents coverage is 70% of the amount of coverage for the dwelling, with limitations on the amount of coverage per item placed on securities, cash, jewelry, furs, silverware, computer equipment, and firearms. However, additional coverage for such items can be purchased. We also offer personal liability umbrella coverage of $1.0 million, $2.0 million, and $3.0 million, which is reinsured through Employers Reinsurance Corporation.

      We offer a preferred risk homeowners product through Citation, which has an alternative pricing schedule for selected insureds meeting more restrictive underwriting guidelines. Citation produced approximately 53% of our Massachusetts homeowner business during that period, calculated based on direct premiums written. Citation also provides a separate rating tier for preferred commercial automobile business. Citation wrote approximately 14% of the voluntary commercial automobile premium produced by our voluntary agents during 2003. We expect that these secondary rating tiers will continue to assist us in retaining better commercial automobile and homeowner accounts. Although we were the third largest writer of commercial automobile insurance in Massachusetts, we were the largest writer of voluntary commercial automobile insurance, as reported by CAR through November 2003.

      We believe our long-term commitment to providing consistent markets for Massachusetts insurance agencies is a significant factor in enabling us to increase and maintain our market share by contracting with agencies that meet our agency criteria. We believe that Massachusetts insurance agencies are more likely to seek to develop and expand relationships with domestic insurers, that, like us, have a long-term commitment to, and focus on, the Massachusetts personal automobile market.

      Agreements for the Transfer of Massachusetts Business from Other Companies in 2002. We entered into an agreement with Berkshire Mutual Insurance Company for the transfer to us, effective January 1, 2002, of the Massachusetts personal automobile business written by Berkshire. Under terms of the agreement, we offered agency contracts to independent agencies that represented Berkshire for personal automobile insurance in Massachusetts. This allowed agents of Berkshire the opportunity to offer our automobile insurance policies to their customers whose policies renewed in 2002. We assumed all of Berkshire's obligations for future policy years beyond 2001 under CAR, including assignment of Berkshire's involuntary agents. As consideration, we received a cash payment of $7.0 million from Berkshire in early January 2002.

      We announced the formation of a marketing alliance with Horace Mann Educators Corporation on October 18, 2001. Under the terms of an agency agreement we have with Horace Mann Service Corporation, a licensed brokerage agency in Massachusetts, Horace Mann provides its personal automobile customers with our policies. New personal automobile policies sold by Horace Mann have been insured with us, beginning no later than January 1, 2002, at the policyholder's option. All personal automobile policies written by Horace Mann were converted to our policies upon renewal in 2002. We did not receive any monetary consideration from this alliance because we did not assume any of Horace Mann's future obligations to CAR.


      We entered into an agreement on July 15, 2002, with MassWest Insurance Company for the transfer of Massachusetts personal automobile business written by MassWest to us, effective November 1, 2002. Under the terms of the agreement, we offered agency contracts to independent agencies that represented MassWest for personal automobile insurance in Massachusetts. This allowed agents of MassWest the opportunity to offer our automobile insurance policies to their customers, who were insured by MassWest, beginning with policies that renewed after that date. We assumed all of MassWest's obligations for future policy years beyond 2002 under the Massachusetts residual market system, commonly known as CAR, and received consideration of $2.5 million from MassWest.

      Business in Other States. American Commerce predominantly writes private passenger automobile and homeowners insurance in 16 states exclusively through 28 independent insurance agencies owned and operated by AAA clubs. Products are similar to those offered by us in Massachusetts, although pricing of products is determined on a state-by-state basis. All of its business is underwritten at American Commerce's headquarters in Columbus, Ohio. American Commerce primarily targets preferred insurance risks.

      We realized that the volume of business American Commerce was writing in some states did not justify the time, effort and expense associated with supporting that writing. American Commerce completed an analysis of states that it believes it can successfully continue to write in, focusing on states where possibilities exist to grow profitably. Based on this, a number of states have been identified from which American Commerce will cease writing. Various AAA clubs and the appropriate Divisions of Insurance will be or have been notified of American Commerce's intent to cease writing in those states. Business in eight states will be shed by American Commerce through this process.

      Commerce West predominantly writes preferred and non-standard private passenger automobile insurance in California and Oregon through 1,096 independent insurance agencies and brokers. All of Commerce West's business is underwritten at its headquarters in Pleasanton, California. Although it primarily writes preferred private passenger automobile business, Commerce West also writes non-standard private passenger automobile business and commercial automobile business.

      The following table shows the eleven states with the highest direct premiums written by American Commerce, which amount to greater than 95% of its business in 2003, and the two states in which Commerce West writes insurance, for the years ended December 31, 2003, 2002 and 2001:

Company	State	2003	2002	2001

American Commerce:	Arizona	$47,740	$30,396	$21,798
	Washington	21,592	16,339	8,327
	Rhode Island	21,138	17,371	14,912
	Ohio	20,375	16,923	13,170
	Oklahoma	18,536	13,010	8,048
	Oregon	14,861	13,046	10,986
	Kentucky	9,861	8,289	6,115
	Indiana	6,268	6,242	4,806
	Tennessee	4,526	3,376	2,534
	Idaho	3,326	3,010	2,595
	West Virginia	3,262	2,885	2,657
	Other States	9,004	8,266	8,530

	Total	$180,489	$139,153	$104,478

Commerce West:	California	$47,648	$40,861	$34,816
	Oregon	5,518	5,464	3,964

	Total	$53,166	$46,325	$38,780

      Commerce writes personal property and casualty insurance in New Hampshire through 34 independent insurance agencies as of December 31, 2003. Direct premiums written in New Hampshire amounted to $5.9 million, $2.9 million and $0.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Ratings. Commerce and Citation currently have a combined A.M. Best's rating of "A+ (Superior)," which is A.M. Best's second highest rating out of fifteen. Commerce West and American Commerce currently have A.M. Best's ratings of "A (Excellent)," which is A.M. Best's third highest rating. According to A.M. Best, an insurer with a "Superior" rating has achieved superior overall performance and has shown the strongest ability to meet its policyholder and other contractual obligations when compared to the norms of the property and casualty insurance industry. An insurer with an "Excellent" rating has demonstrated excellent overall performance when compared to standards developed by A.M. Best.


      Moody's Investor Services also rates the financial strength of insurance companies, and has assigned an A2 ("Good") rating to Commerce, which is Moody's third highest rating. Moody's did not rate the other operating insurance subsidiaries. According to Moody's, an issuer with an A2 ("Good") rating offers good financial security, with elements present which suggest a susceptibility to impairment sometime in the future. Moody's assigns nine ratings to insurance companies, which currently range from Aaa to C, with a numerical modifier in each generic rating classification to refer to the ranking in the group, with 1 being the highest and 3 being the lowest. Moody's divides their ratings into "strong" and "weak" companies, with companies in one of the top four rating categories being considered "strong" companies.

      Additionally, Standard & Poor's rates the financial strength of insurance companies, and assigns eight ratings, which currently range from AAA to CC, and may further modify that rating with a "+" or a "-" to show relative standing within the category. S&P has assigned an "A" rating, its third highest rating, to Commerce and Citation. S&P did not rate our remaining insurance subsidiaries. According to S&P, an insurer with an "A" rating has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.

      A.M. Best, Moody's and S&P base their ratings on factors that concern policyholders and not upon factors concerning investor protection. Such ratings are subject to change and are not recommendations to buy, sell or hold securities. Any future decrease in the ratings of one of our subsidiaries could adversely affect our competitive position.

      Inter-Affiliate Pooling Agreement. We have implemented an inter-affiliate reinsurance pooling agreement, which we refer to as a "pool" or "pooling agreement," that is effective for the first quarter of 2004, contemporaneously with the reorganization of our insurance subsidiary companies described elsewhere in this Form 10-K. The pool will consist solely of our four insurance subsidiary companies. The pool will permit each insurance subsidiary to rely on the capacity of the entire pool, rather than its own capital and surplus, and it will prevent any one insurance subsidiary from suffering any undue losses, as all insurance subsidiaries will share underwriting profits and losses in proportion to their pool participation percentages. It is intended to produce a more uniform and stable underwriting result than the companies would otherwise experience individually, and, we believe, will permit a more efficient use of our surplus, particularly following the completion of our debt offering to support premium growth. We also expect that the pool will provide greater diversification for each subsidiary, both geographic and, to a lesser extent, by product mix. We believe the pool will also permit all insurance subsidiaries to obtain a group rating from each of A.M. Best, Moody's and S&P.

      The pool participation percentage of each insurance subsidiary will reflect the ratio of that subsidiary's year end policyholders' surplus to our aggregate policyholders' surplus. For the year beginning January 1, 2004, the percentages are expected to be as follows:

Commerce Insurance	80%
Citation Insurance	10%
American Commerce	7%
Commerce West	3%

      Through the pooling agreement, Commerce will assume from all the other insurance subsidiaries, net of applicable reinsurance, all of their combined premiums, losses, loss expenses and underwriting expenses. In addition, Commerce will combine this business with its own direct business, and then cede back to the other insurance subsidiaries their respective percentage of the combined premiums, losses, loss expenses and underwriting expenses of all of our insurance subsidiaries, including Commerce. Accounts shall be rendered quarterly with inter-company balances settled within the next quarter. The pool may be terminated in the event of an uncured breach, or by mutual agreement of all of the parties.

Our Products

      Automobile Insurance Lines. Our principal insurance line is personal automobile insurance. We offer automobile policyholders the following types of coverage: bodily injury liability coverage, including underinsured and uninsured motorist coverage, personal injury protection coverage, property damage liability coverage and physical damage coverage, including fire, theft and other hazards specified in the policy. In Massachusetts and New Hampshire, our policies have one-year terms. Personal automobile insurance policies written by Commerce West and American Commerce usually have policy terms of six months. Our published maximum liability limits for our Massachusetts business are $500 per person and $1.0 million per accident for bodily injury, and $100 for property damage. For New Hampshire, our published maximum limits of liability are $500 per person and $1.0 million per accident for bodily injury, and $250 for property damage. Liability limits of $100 per person injured, $300 per accident and $100 for property damage are the limits most commonly purchased in Massachusetts. Our maximum published limits of liability for Massachusetts voluntary commercial accounts


are $1,000 per person and per accident for bodily injury and $500 for property damage, or $1,000 for combined single limit, with $1,000 combined single limit being our most commonly purchased coverage. Our published maximum liability limits for automobile insurance written by Commerce West in California are $500 per person and per accident for bodily injury, and $100 for property damage; and $250 per person and $500 per accident for bodily injury, and $100 for property damage in Oregon. For California business, liability limits of $15 per person injured and $30 per accident are most commonly purchased. For Oregon business, liability limits of $25 per person injured and $50 per accident are most commonly purchased. Our published maximum liability limits for our business in a majority of the states where American Commerce writes business are $1.0 million per person and per accident for bodily injury, $1.0 million for property damage and $500 for homeowners insurance. For bodily injury coverage written by American Commerce, liability limits of $100 per person injured and $300 per accident are most commonly purchased. For American Commerce, property damage liability limits of $50 are most commonly purchased, and for homeowner liability, coverage of $100 is most commonly purchased.

      Massachusetts Automobile Business. Massachusetts automobile business is the principal component of our Massachusetts property and casualty operations. In Massachusetts, private passenger automobile insurance is subject to extensive regulation. Owners of automobiles are generally required to demonstrate certain minimum automobile insurance coverages as a prerequisite to registering any automobile. With very limited exceptions, private passenger automobile insurers are required by law to issue a policy to any applicant seeking to obtain such coverages. Based on market share, insurance companies in Massachusetts are also assigned agents known as ERPs. Marketing and underwriting strategies for companies operating in Massachusetts are limited by maximum premium rates and minimum agency commission levels for personal automobile insurance, both of which are mandated by the Commissioner. In Massachusetts, accident rates, bodily injury claims, and medical care costs continue to be among the highest in the nation. According to the Automobile Insurers Bureau of Massachusetts, or AIB, Massachusetts "has higher than average medical costs and liability claims involving attorneys." According to the NAIC State Average Expenditures Report, Massachusetts personal automobile premium per exposure, based on 2001 premium information, was the fourth highest in the nation.

      During the three-year period from 2001 through 2003, average mandated Massachusetts personal automobile insurance premium rates decreased an average of 1.9% per year. The Commissioner approved an average increase of 2.5% in personal automobile premiums for 2004, as compared to an increase of 2.7% in 2003. Coinciding with the 2004 rate decision, the Commissioner also approved a 0.9% increase in the commission agents receive for selling private passenger automobile insurance in 2004. The following table shows the state-mandated average rate change, the actual average revenue change per exposure and our average revenue change per exposure as estimated for 2004 and for the three previous years in Massachusetts.

		Actual State Average
		Revenue	Commerce Average
	State Mandated	Change	Revenue Change Per
Year	Average Rate Change	Per Exposure (2)	Exposure

2004 (1)	2.5%	7.0%	5.8%
2003	2.7%	8.1%	7.9%
2002	0.0%	5.0%	5.3%
2001	(8.3)%	(3.5)%	(1.9)%

(1)	Estimated for actual state and Commerce average revenue change per exposure.
(2)	Based on Massachusetts Division of Insurance filings.

      The actual state average revenue change per exposure represents the change in the average premium paid by drivers in Massachusetts, as opposed to the state mandated average rate change. As can be seen above, our average revenue change per exposure corresponds more closely to the actual state average revenue change. The reason for this is that both take into account newer vehicles, as compared to the state mandated average rate change which does not consider revenue arising from the mandated rate applied to new vehicle purchases.

      On January 5, 2004, the Massachusetts Attorney General (the "AG") filed an appeal with the Supreme Judicial Court of Massachusetts arguing that the Massachusetts Division of Insurance (the "DOI") "wrongly imposed a 2.5% increase" in average personal automobile premiums for 2004. According to the AG, "for the second consecutive year, the DOI has, without justification, ruled in favor of an increase in auto insurance rates that will hurt Massachusetts drivers." We cannot predict whether the AG's appeal will be successful, and if so, whether it will have a material impact on us.

Commonwealth Automobile Reinsurers (CAR)

      A significant aspect of our automobile insurance business relates to our interaction with CAR. CAR is a reinsurance mechanism mandated in Massachusetts, which enables Commerce and the other participating insurers to reinsure any automobile risk that the insurer perceives to be under-priced. CAR is responsible for the administration of the personal and commercial reinsurance mechanisms in Massachusetts. Participating insurers, which are responsible for over 99% of total direct premiums written for personal automobile insurance in Massachusetts, are required to offer automobile insurance coverage to all eligible applicants pursuant to "take-all-comers" regulations, but may reinsure under-priced business with CAR. In addition, participating insurers are obligated to accept ERPs from CAR and to provide an automobile insurance market in Massachusetts for those agencies. ERP assignments occur by line of business and may apply to personal automobile only, commercial automobile only, or both lines.

      CAR maintains separate pools for personal and commercial automobile risks. All companies writing automobile insurance in Massachusetts share in the underwriting results of CAR business for their respective product line or lines, whether or not they are servicing carriers. Since its inception, CAR has annually generated hundreds of millions of dollars in underwriting losses, primarily in the personal automobile pool. Accordingly, each automobile insurer attempts to develop and implement underwriting strategies that will minimize its relative share of the CAR deficit while maintaining acceptable loss ratios on risks not reinsured through CAR.

      In general, the CAR reinsurance mechanism operates in the following manner. Within established periods, a servicing carrier must identify which policies it wishes to retain and which policies it wishes to cede to CAR. A servicing carrier pays to CAR all of the premiums generated by the policies it has ceded and also pays over to CAR the difference between standard rates and the reduced premium resulting from affinity group marketing discounts or safe driver deviations on policies ceded to CAR. CAR reimburses servicing carriers for all losses incurred on account of ceded policies, although, as with reinsurance generally, reinsurance of a policy through CAR does not legally discharge the participating insurer from its liability to the policyholder for the full amount of the policy. Servicing carriers also receive fees for servicing ceded policies based on the expense structure established by CAR, which compensate for underwriting expenses, including commissions, and certain loss adjustment expenses.

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, each of the remaining members of CAR will be required to pay its pro rata share of the member who fails to pay its obligations. At the present time, we are not aware of any CAR member company who has failed to meet its obligations.

      An insurer's proportionate share of the CAR deficit is allocated based on a formula called a participation ratio, which can vary significantly between the personal and commercial pools, and between different policy years. Under current regulations, an insurer's share of the CAR deficit is first based on its market share for retained automobile risks for the particular pool. An insurer's share is then adjusted by a utilization formula, such that, in general, its participation ratio is adversely affected if its relative use of CAR reinsurance exceeds that of the Massachusetts industry, and its participation ratio is favorably affected if its relative use of CAR reinsurance is less than that of the Massachusetts industry. The current formula also contains a provision whereby certain high risk or under-priced business, if reinsured through CAR, is excluded in determining an insurer's participation ratio. Finally, for the personal automobile CAR pool, an insurer's participation ratio may be affected by credits received for not reinsuring through CAR, automobile risks in selected under-priced classes and territories. An insurer's participation ratio will be favorably affected if its relative use of credits exceeds that of the Massachusetts industry. Credit values are set annually by CAR, and we cannot forecast whether the yearly changes will be beneficial or detrimental to our personal automobile results.

      Our private passenger participation ratio used to calculate our share of the deficit for CAR, as compared to our Massachusetts market share, for the years ended December 31, 2003, 2002 and 2001 follows:

	Commerce Participation Ratio in CAR	Commerce Market Share

2003	20.2% (1)	27.6% (2)
2002	18.2%	25.9%
2001	17.3%	23.2%

(1)	Estimated by CAR as of September 2003.
(2)	Estimated by CAR as of November 2003.


      Our objective has been, and continues to be, to develop and implement underwriting strategies to obtain the optimum balance between our CAR participation ratio and the loss ratios on automobile risks that we choose to retain. For each automobile risk, we make a judgment as to whether the projected impact on our profitability from retaining the risk outweighs the incremental cost of reinsuring the risk through CAR. In general, increased voluntary retention levels result in higher voluntary loss ratios but lower CAR participation costs. In determining the incremental cost of reinsuring a risk through CAR, we estimate our participation ratio for a given period by modeling the anticipated Massachusetts industry-wide CAR trends. Once we estimate our participation ratio, we then are able to compare the incremental effect on our share of the CAR deficit of either reinsuring or retaining the particular automobile risks. Finally, for personal automobile risks, we utilize our internal underwriting database and internally-developed actuarial reporting and decision support systems to develop a projected underwriting loss ratio for each risk. We then compare the impact of the automobile risk on our participation ratio in order to estimate whether, after taking all CAR and other factors into account, our profitability will be enhanced by reinsuring or retaining such risk. We believe that, because of our significant share of the Massachusetts personal automobile insurance market, we can utilize statistically credible data for a greater array of underwriting factors than our competitors. We believe that the use of our underwriting database gives us a competitive advantage in deciding which personal automobile risks to reinsure through CAR.

      We believe that individual companies in the marketplace make changes to their CAR strategies in an effort to obtain their optimum balance between retained and ceded writings. In 2003, we ceded to CAR approximately $89.6 million, or 7.5%, of our Massachusetts personal automobile direct premiums written, compared to $75.4 million, or 7.3%, in 2002, and $60.3 million, or 7.0%, in 2001. For 2003, 2002 and 2001, we reinsured through CAR approximately 5.1%, 4.9% and 4.9%, respectively, of our personal automobile exposures, as compared to industry averages of 7.0%, 7.5% and 7.7%, respectively. Our strategy has been to maintain above average voluntary retention levels, as well as to voluntarily retain personal automobile business that receives credits, favorably impacting the utilization formula. These credits result from voluntarily retaining business in under-priced territories and for under-priced classes. We believe that our strategy has favorably affected our participation ratio, as evidenced by our CAR participation ratio consistently being at least several percentage points below our share of the Massachusetts personal automobile market, as reflected in the above table. This strategy increases our voluntary loss ratios as under-priced business generally produces higher loss ratios.

      Although commercial automobile insurance is a relatively smaller portion of our total insurance writings, the related commercial automobile risk selection decisions remain an important element in determining our profitability. In 2003, we ceded to CAR approximately $15.3 million, or 17.0%, of our Massachusetts commercial automobile direct premiums written, as compared to $12.8 million, or 17.0%, in 2002. The percentage of commercial automobile premiums ceded to CAR by the industry was estimated by us to be 27% in 2003 and 28% in 2002.

CAR personal and commercial automobile business for the years ended December 31, 2003, 2002 and 2001 follows:

	2003		2002		2001

	Ceded	Assumed	Ceded	Assumed	Ceded	Assumed

Income Statement:
Written premiums	$104,898	$112,547	$ 88,198	$ 96,269	$ 70,973	$ 79,360
Earned premiums	96,150	104,297	80,241	90,594	72,648	80,176
Losses and LAE incurred	114,267	144,252	114,578	128,071	80,053	108,353
Underwriting expenses	-	35,883	-	31,047	-	28,270
Balance Sheet:
Unearned premiums	55,656	55,624	52,374	47,374	44,399	41,699
Unpaid losses and LAE	137,087	133,175	112,102	115,566	87,271	105,092

For the years ended December 31, 2003, 2002 and 2001, our servicing fees related to policies ceded to CAR were $18.9 million, $18.7 million and $17.2 million, respectively.

      In a letter to the Commissioner dated June 25, 2002, the Massachusetts Attorney General reported that, based on his examination of available information, he "believes that the CAR plan for providing access to insurance in the residual market does not comply with the CAR enabling statute, and must be changed to produce a fair and equitable market." The Attorney General's letter describes several factors that he believes support his findings and which he believes should be corrected in order to comply with applicable Massachusetts law. The Attorney General's letter calls on the Commissioner to work with him to address these issues. It is uncertain when, whether and to what extent the issues raised by the Attorney General will be addressed by the Commissioner. We cannot predict whether changes to the CAR rules, if any, would have a material impact on us.

      In response to the Attorney General's letter and a request by the Commissioner for suggestions on reforming CAR, a group of other Massachusetts automobile insurers known as the "Concerned Industry Committee", representing more than


50% of the business written in the state, is in the process of developing a proposal suggesting changes to the residual market system. It appears that a fundamental component of that group's proposal is to eliminate the current system of pooling of residual market risks and replace it with a system that would randomly assign individual residual market risks. The group has yet to submit its proposal formally to the appropriate regulatory authorities and we cannot predict whether it will do so. We also cannot predict whether such changes to the residual market system or CAR rules, if any, will occur or if such changes would have a material impact on us.

Marketing

      We market our insurance products exclusively through a network of licensed independent agencies. As of December 31, 2003, we had 650 agencies throughout Massachusetts (of which 203 are ERPs), 34 agencies throughout New Hampshire, 1,096 agencies and brokers in California and Oregon for Commerce West, and 28 agencies in 16 states for American Commerce. Our voluntary, non-ERP independent agencies may also represent other insurance companies, some of which may compete directly with us. The ERPs may represent other companies for lines of business other than personal and commercial automobile and, for these other lines, the ERPs may represent companies that compete with us. The independent insurance agencies are under contract with our subsidiaries and must conduct their business according to the provisions of their contracts. Contracts for Massachusetts agencies may be terminated by us upon 180 days notice to the agency or at will by the agency. ERP contracts may be terminated by us if the ERP violates CAR rules and our actions are upheld by the CAR Governing Committee.

      Massachusetts Business. We seek to establish long-term relationships with agencies that can generate a sizable volume of business with profitable underwriting characteristics and for which we will be among the top one or two preferred writers of private passenger automobile policies. Of the 650 licensed independent agencies currently in our Massachusetts network, 246 agencies have been licensed with us for less than five years. This is primarily the result of 127 new appointments in 2002, most of whom came from our acquisition of the Massachusetts personal automobile business written by Berkshire Mutual Insurance Company and MassWest Insurance Company. We also have 62 agencies with licenses from six to ten years and 338 licensed agencies that have been writing business with us for over ten years, of which 190 have been associated with us for over 15 years.

      We also assess whether the mix of a prospective agency's business will expand our presence in one or more of our core product lines. In 2003, the agencies representing us in Massachusetts produced an average of approximately $2.2 million of our direct premiums written per agency, a 13% increase as compared to 2002. During 2003, in Massachusetts, 198 agencies produced between $1.0 million and $2.0 million of direct premiums written, an additional 101 agencies produced between $2.0 million and $3.0 million, an additional 39 agencies produced between $3.0 million and $4.0 million and lastly, an additional 74 agencies produced over $4.0 million. The remaining 238 agencies, primarily ERPs and former Berkshire Mutual agencies, each produced less than $1.0 million of direct premiums written. Our three largest agencies each produced approximately $90.5 million, $22.6 million, and $18.0 million of our Massachusetts direct premiums written, or approximately 6.5%, 1.6% and 1.3% of total Massachusetts direct premiums written, respectively. Our largest insurance agent is a subsidiary of the AAA Southern New England, which also owns a 5% equity interest in AHC and controls a Rhode Island AAA insurance agency which produced an additional 1.2% of our total direct premiums written for 2003.

      Included in the increase for Massachusetts personal automobile direct premiums written are premiums that were the result of appointments of new agents. During 2003, Commerce had 48 new appointments. Of these new appointments, 16 were voluntary agents resulting in an additional $4.2 million in premiums. The remainder of the new appointments was ERPs. Business obtained from new ERPs amounted to $16.2 million during 2003.

      We carefully monitor an agency's performance. An Agency Evaluation Committee, comprised of representatives of our Marketing, Underwriting, and Premium Accounting departments, uses a host of pre-established criteria (loss ratio, premium volume, business distributions, etc.) to evaluate agencies continuously. Generally, we will counsel an agency on how to improve its underwriting and profitability before we consider terminating the agency. During 2003, we terminated 15 non-ERP agencies.

      Our agencies receive commissions on policies written for us and are eligible to receive contingent commissions through a profit sharing arrangement. The Commissioner annually establishes a minimum average direct commission for personal automobile insurance, which in 2003 was 11.0%. Our contingent commissions are tied to the underwriting profit on policies written by an agency. We generally pay a qualifying agency up to 45% of the rolling three-year underwriting profit attributable to the agency's business. The arrangement for profit sharing on Massachusetts policies utilizes a three-year rolling plan, with one-third of each of the current and the two prior years' profit or loss calculations, summed to a single amount. This amount, if positive, is multiplied by the profit sharing rate and paid to the agent. To qualify for profit sharing, an agent generally must have a three-year average loss ratio of 55% or better. CAR credits for voluntary business written in


under-priced territories and credits for writing youthful operators on a voluntary basis can increase the loss ratio eligibility for profit sharing. Books of business with limited credits must achieve a lower loss ratio, generally around 50%, to qualify. In 2003, our total commissions to our agencies were 13.8% of direct premiums written, of which direct commissions and contingent commissions were 12.5% and 1.3%, respectively, versus total commission expensed of 15.1%, of which 13.6% was direct and 1.5% was contingent in 2002. Total commissions are higher than the personal automobile minimum commission rates primarily due to bonus commissions in 2003 to agencies with better performing private passenger automobile books of business, coupled with higher commissions on non-automobile lines of business.

      We also occasionally sponsor incentive award trips to encourage and reward agency profitability and growth. In late 2001, we initiated a sales incentive contest with the qualification period running from January 1, 2002 to April 30, 2003. Qualification criteria included profitability, written premium volume, private passenger and commercial automobile growth, longevity and use of our services, which increase efficiencies between our agencies and us. Expenses in 2003 and 2002 related to the sales incentive contest were $634 and $954, respectively. In addition, we will hold similar sales incentive contests, for which qualifying growth will run between 2003 and 2005, with trips taking place in 2004 and 2005.

      We devote substantial time and resources to the development of our information systems, which we believe have enhanced both our underwriting and our agency support. Through the use of several customized software programs, we have the ability to analyze our internal historical underwriting data and use such information in making, in our belief, more informed underwriting decisions. In particular, we believe that the amount and extent of detailed data accumulated as a result of our significant share of the Massachusetts personal automobile market give us a competitive advantage in determining which personal automobile risks to reinsure through CAR. Our information systems also enable us to provide extensive support to our agencies. This support includes a direct billing system, which covers over 98% of our policyholders, and an on-line inquiry system, which allows agencies to ascertain the status of pending claims and direct bill information via the internet. The system also allows agents on-line access to manuals, reports and forms. We also offer an agency upload for personal automobile and an agency download product for personal automobile and homeowners. We expect to expand these offerings from time to time. In addition, we provide access to a system that allows our agencies to quote premiums for our three core product lines directly to policyholders. During 2003, more than 90% of our agents had access to one or more of these systems.

      We believe that, because of our compensation arrangements and our emphasis on service, an increasing number of our agencies will rely on us as their principal supplier of insurance products. We believe that we are the preferred provider for most of our agencies. Although we believe, based on annual surveys of our agencies, that our relationships with our independent agencies are excellent, any disruption in these relationships could adversely affect our business.

      Affinity Programs in Massachusetts. As previously mentioned, since 1995, we have been a leader in affinity group marketing in Massachusetts by providing discounts to members of the AAA clubs. Based on information provided to us by the AAA clubs operating in Massachusetts, we believe that membership in these clubs represents approximately one-third of the Massachusetts motoring public. We increased our total Massachusetts private passenger automobile written insurance exposures by 6.9%, ending 2003 with approximately 27.6% of the Massachusetts private passenger automobile market, up from 25.9% at the end of 2002.

      The AAA Affinity group discount has been established at 5.0% for 2004 and 2003, as compared to 6.0% for 2002 and 2001. In 2001, the AAA Affinity group discount and Step 9 deviation could have produced a combined 7.9% discount.

      Other States. Commerce writes personal lines insurance through independent insurance agencies in the state of New Hampshire. Commerce West predominantly writes preferred and non-standard private passenger automobile insurance in California and Oregon through independent insurance agencies and brokers. Commerce West also writes commercial automobile insurance in California. This program was introduced in late 2000. American Commerce predominantly writes preferred private passenger automobile and homeowners insurance in 16 states exclusively through AAA independent insurance agencies, as of December 31, 2003.

Underwriting

      We seek to achieve an underwriting profit, as measured by a statutory combined ratio of less than 100%, in each of our product lines, in both hard markets and soft markets. The strategy is designed to achieve consistent profitability with substantial growth in net premiums written during hard markets and growth that is more modest during soft markets. All of our policies have been written on a "claims incurred basis," meaning that we cover claims based on occurrences that take place during the policy period.


      Agencies are authorized to bind us on risks as limited by our written underwriting rules and practices, which set forth eligibility rules for various policies and coverages, unacceptable risks, and maximum and minimum limits of liability. For non-automobile policies, other than certain umbrella policies, our agencies have the ability to bind us for a limited period, typically 60 days, during which time we review all risks to determine whether we will accept or reject the policy. During this review period, we are obligated to pay any claim that would be covered under the policy. Violation of our underwriting rules and practices is grounds for termination of the agency's contract with us.

      In Massachusetts, we and each of the other insurers that participate in CAR must write all private passenger automobile risks submitted to us. Massachusetts personal automobile insurance rates are fixed annually by the Commissioner. All companies writing personal automobile policies are required to use such mandated rates, unless they have received prior approval from the Commissioner to offer a lower rate. The actual premium paid by a particular policyholder, however, is adjusted, either up or down, based upon the driving record of the insured operator. Moving violations and accidents for which the insured was at fault within the most recent six year period are used to determine each operator's safe driver surcharge or credit.

      We set our voluntary Massachusetts commercial automobile insurance rates competitively, subject to the Commissioner's authority to disapprove such rates. CAR files the rates for commercial automobile risks reinsured through CAR, subject to the authority of the Commissioner to disapprove the rates, except for private passenger type non-fleet business which are filed by insurance companies and approved by the Commissioner.

      Our rates for other product lines, including homeowners and commercial lines of general liability and property insurance, are based in part on loss cost data from the Insurance Services Office, or ISO, which is an industry bureau providing policy forms and rate making data, and in part, on our own experience and industry price levels. We are not obligated by statute to accept every homeowners risk submitted to us. Accordingly, risks meeting our underwriting guidelines are accepted, and all other risks are declined or not renewed. We use ISO policy forms and have added special coverage features to meet our product needs. Rates and forms must be filed with and approved by the Commissioner.

Reinsurance

      In addition to participating in CAR, we reinsure with other insurance companies, on a claims incurred basis, a portion of our potential exposure under the policies we have written. The objective of this reinsurance is to mitigate the adverse financial consequences of a severe loss under individual policies, or catastrophic occurrences where a number of claims can produce an extraordinary aggregate loss. Reinsurance does not legally discharge us from our primary liability to the insured for the full amount of the policies, but it does make the reinsurer liable to us to the extent of the reinsured portion of any loss ultimately suffered. We seek to utilize reinsurers that we consider adequately capitalized and financially able to meet their respective obligations under reinsurance agreements with us. We use a variety of reinsurance mechanisms to protect ourselves against loss. For additional information, please refer to Note G to the audited consolidated financial statements included in this Form 10-K.

Settlement of Claims

      Claims under insurance policies written by us are investigated and settled primarily by claims adjusters employed by us. At December 31, 2003, Commerce employed a staff of 928 people in its claims department, located in Webster, Massachusetts. In addition to these individuals, Commerce utilized the services of 30 independent appraisal firms and 12 independent property adjusting companies which are strategically located throughout Massachusetts and New Hampshire. Commerce also has a special unit that investigates suspected insurance fraud and abuse. At December 31, 2003, American Commerce employed a staff of 88 people that settled claims at three regional claims offices located around the country, in addition to our Massachusetts location. In addition to these individuals, American Commerce used the services of 39 independent appraisal firms and 38 independent property adjusting companies, which are also located around the country in addition to our Massachusetts location. At December 31, 2003, Commerce West settled claims at its home office, employing a staff of 31 in its claims department. In addition, Commerce West utilized the services of 14 independent appraisal firms located in California and Oregon. If a claim or loss cannot be settled and results in litigation, we retain outside counsel to represent us.

      We believe that, based on surveys of our agency force and insureds, through our claims staff of experienced adjusters, appraisers, managers, and administrative staff, we have higher customer satisfaction than many of our competitors. All claims office staff members work closely with agents, insureds and claimants with a goal of settling claims fairly, rapidly and cost effectively.


      Since 1996, Commerce has been expanding a 24-hour claim reporting service in Massachusetts to third-party claimants and insureds of interested agencies. This service allows customers to report their first notice of a loss at any time of the day, 365 days a year. This reporting methodology allows us to improve customer satisfaction by making the initial claim handling much faster and ultimately reducing indemnity payments such as rental and storage.

      Certain of our agencies in Massachusetts have settlement authority for claims, other than automobile property losses, that are less than $2,500 (actual amount). The settlement authority of agencies under automobile policies is limited to claims for towing. As of December 31, 2003, there were 292 Massachusetts agents who signed up for this claim payment methodology. This service is available to all agents and their use of the service fluctuates on an ongoing basis.

      The Massachusetts Unfair Claims Settlement Practices Act, or Chapter 176D, and other similar provisions in states in which we do business, prohibit insurers from engaging in certain claim settlement practices. These practices include:

*	failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies;

*	refusing to pay claims without conducting a reasonable investigation based upon all available information;

*	failing to effectuate prompt, fair and equitable settlements of claims in which liability has become reasonably clear; and,

*	compelling insureds to institute litigation to recover amounts due under an insurance policy by offering substantially less than the amounts ultimately recovered in actions brought by such insureds.

An insurer's violation of any of these obligations expressly violates a number of state laws, including the Massachusetts Consumer Protection Act, or Chapter 93A. Any party, including claimants and insureds, whose rights are affected by an insurer's violation of Chapter 176D, is entitled to bring a claim against the insurer under Chapter 93A. Similar provisions exist in other states where we do business.

      The damages available under Chapter 93A may not necessarily be related to the harm caused by the insurer's violation of Chapter 176D. Chapter 93A provides in effect that the party that brings a successful Chapter 93A claim will be entitled, at a minimum, to the amount of the judgment on all claims arising out of the same underlying occurrence, plus their legal fees, regardless of the limits of the policy issued by the insurer. Moreover, Chapter 93A permits the court to double or triple the party's damages if the insurer's violation of Chapter 176D was willful or knowing. If the underlying policy risk was ceded to CAR, we may seek reimbursement from CAR for legal expenses on any claim that we successfully defend. This is the only instance in which CAR will make any reimbursement on a Chapter 93A claim.

Loss and Loss Adjustment Expense Reserves

      The following table represents the development of reserves, net of reinsurance, for 1993 through 2003. The top line of the table shows the reserves at the balance sheet date for each of the indicated years, representing the estimated amounts of losses and LAE for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of successive years expressed as a percentage with respect to that year's ending reserve liability. The lower portion of the table shows the re-estimated amount as a percentage of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2003.

For additional information, please refer to "Critical Accounting Policies" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

      In evaluating the cumulative information in the following table, it should be noted that each year's amount includes the cumulative effects of all changes in amounts for prior periods. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future development based on the following table.

	2003	2002	2001	2000	1999	1998(1)	1997	1996	1995	1994	1993
	(Dollars stated in millions)

Reserves for losses and loss
adjustment expenses	$792.3	$678.3	$594.2	$585.9	$558.8	$561.2	$529.8	$534.0	$493.9	$455.5	$422.2
Paid (cumulative) as a percentage of
current reserves as of:
One year later		50.6%	51.3%	53.0%	51.5%	48.8%	53.0%	52.1%	49.6%	48.9%	53.9%
Two years later			71.7	72.9	73.3	72.2	77.1	74.7	71.9	70.1	73.5
Three years later				84.4	84.3	83.6	92.0	87.4	86.1	82.8	84.1
Four years later					90.4	89.1	98.1	96.0	92.9	91.8	90.5
Five years later						92.1	101.1	98.9	98.1	95.1	95.3
Six years later							102.4	100.1	99.1	98.3	96.5
Seven years later								100.7	99.8	98.6	98.5
Eight years later									100.2	99.2	98.7
Nine years later										99.5	99.1
Ten years later											99.2
Reserves re-estimated as a
percentage of initial reserves as of:
One year later		96.3%	97.6%	94.0%	92.4%	92.9%	88.4%	84.3%	82.2%	83.6%	83.9%
Two years later			93.9	93.7	90.3	91.9	85.6	79.3	74.1	73.2	75.9
Three years later				91.8	90.3	91.3	85.1	77.4	71.5	68.9	69.4
Four years later					89.3	91.3	84.7	77.3	69.7	67.8	67.3
Five years later						88.8	84.4	77.1	70.4	66.3	66.4
Six years later							81.0	76.8	70.1	66.9	65.7
Seven years later								74.5	69.9	66.8	66.2
Eight years later									68.3	66.7	66.1
Nine years later										65.1	66.1
Ten years later											64.6
Redundancy expressed as a percent
of year end reserves		3.7%	6.1%	8.2%	10.7%	11.2%	19.0%	25.5%	31.7%	34.9%	35.4%

Gross liability, end of year	$957.4	$815.6	$695.2	$684.8	$671.0	$657.0	$639.7	$658.0	$620.9	$593.0	$556.4
Reinsurance recoverables	165.1	137.3	101.0	98.9	112.2	95.8	109.9	124.0	127.0	137.5	134.2

Net liability, end of year	$792.3	$678.3	$594.2	$585.9	$558.8	$561.2	$529.8	$534.0	$493.9	$455.5	$422.2
Impact of re-estimation of reserve (2)	-	(25.2)	(36.5)	(48.0)	(59.7)	(62.7)	(100.5)	(136.4)	(156.4)	(159.0)	(149.5)

Net estimated liability, latest	$792.3	$653.1	$557.7	$537.9	$499.1	$498.5	$429.3	$397.6	$337.5	$296.5	$272.7

(1)

The 1998 amount includes an adjustment to add $63.1 million in loss and LAE reserves for American Commerce at January 29, 1999. For additional information about losses and LAE, gross and net of reinsurance, see Note E to the audited consolidated financial statements included in this Form 10-K.

(2)

The re-estimation of reserves is made up of gross estimated liabilities and reinsurance recoverable changes that occurred. Because these components have not been tracked individually during the above referenced years, it is not feasible for us to accurately report them individually.


      Included in our loss reserves, are liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as oil spills, mold and lead paint. We held reserves in the amount of $1.7 million for lead paint related claims at December 31, 2003 and 2002 and $1.6 million at December 31, 2001. We believe that these reserves are adequate. Our reserves for other environmental claims such as oil spills and mold were $5.0 million and $1.2 million, respectively, at December 31, 2003. Reserves have been established to cover these claims for known losses. Because of our limited exposure to these types of claims, we believe they will not have a material impact on our financial position.

Operating Ratios

      Loss and Underwriting Expense Ratios. Loss and underwriting expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. Losses and LAE are stated as a percentage of premiums earned because losses may occur over the life of a policy. Underwriting expenses on a statutory basis are stated as a percentage of net premiums written rather than earned premiums because most underwriting expenses are incurred when policies are written and are not spread over the policy period. Underwriting profit margins are reflected by the extent to which the sum of the loss and underwriting expense ratios, which we refer to as the combined ratio, are less than 100%. The combined ratio is considered the best simple index of current underwriting performance of an insurer. Our loss and LAE ratio, underwriting expense ratio and combined ratio, and the industry combined ratio, on a statutory basis, are shown in the following table. Our ratios include lines of insurance other than automobile, as do the industry combined ratios for all writers. Data for the property and casualty industry generally may not be directly comparable to our data. This is because we conduct our business primarily in Massachusetts, where approximately 85.6% of our direct premiums were written for the year ended December 31, 2003, and, secondly, we primarily write personal automotive insurance.

	Year Ended December 31,

	2003	2002	2001	2000	1999

Company Group Statutory Ratios (unaudited)
Loss and LAE Ratio	73.4%	75.1%	74.5%	71.7%	72.0%
Underwriting Expense Ratio	22.9%	23.6%	24.2%	25.1%	26.5%

Combined Ratio	96.3%	98.7%	98.7%	96.8%	98.5%

Industry Combined Ratio (all writers) (1)	99.0%	104.5%	109.6%	109.7%	104.4%

(1)

Source: A.M. Best's Review Preview (January 2004), as reported by A.M. Best for all property and casualty insurance companies and adjusted to reflect our relative product mix. The 2003 industry information is estimated by A.M. Best.

      Premiums to Surplus Ratio. The statutory ratios of the net premiums written to policyholders' surplus for the five years ended December 31, 2003 follow, for our industry and us. While there is no regulatory requirement applicable to us which establishes a permissible net premiums to surplus ratio, guidelines established by the NAIC provide that this ratio should be no greater than 300%.

The premium to surplus ratios for the five years ended 2003 for our industry and us follow (in millions of dollars):

	2003	2002	2001	2000	1999

Net premiums written by us	$1,555.5	$1,313.0	$1,079.0	$1,008.9	$912.0
Policyholders' surplus of our
insurance subsidiaries	$1,075.1	$ 662.0	$ 715.9	$ 661.0	$519.0
Our ratio	144.7%	198.3%	150.7%	152.6%	175.7%
Industry ratio(1)	126.2%	130.2%	111.6%	94.1%	85.4%

(1)	Source: A.M. Best's Review Preview (January 2004), for all property and casualty insurance companies. The 2003 industry information is estimated by A.M. Best.

Investments

      Investment income is an important source of revenue for us, and the return on our investment portfolio has a material effect on our net earnings. Our investment objective continues to focus on maximizing after-tax investment income through investing in high quality securities.

      Our investment strategy emphasizes investment yield while maintaining investment quality. The focus of our investment objectives continues to be maximizing after-tax investment income through investing in high quality diversified


investments structured to maximize after-tax investment income while minimizing risk. A secondary objective is to achieve above average after-tax total return. Our funds are generally invested in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. During 2003, we sold a significant portion of our securities with unrealized gains in order to implement a change in our investment view. This change in view caused us to reduce the average duration of our investment portfolio during the second and third quarters and also included the sale of a number of securities which had increased in value significantly as overall credit spreads tightened. During the third quarter as interest rates rose, we began to invest in longer-term securities, ultimately resulting in 2003 year end duration being slightly higher, as compared to year end 2002.

      For additional information on our investment income and investment portfolio, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note B to the audited consolidated financial statements included in this Form 10-K.

Regulation

      General. Although the U.S. federal government does not directly regulate the insurance industry, federal initiatives often have an impact on the industry. Congress and certain federal agencies continue to investigate the current condition of the insurance industry, encompassing both life and health and property and casualty insurance, in the United States in order to decide whether some form of federal role in the regulation of insurance companies would be appropriate. Congress conducts hearings relating, in general, to the solvency of insurers and has proposed federal legislation from time to time on this and other subjects.

      The Terrorism Risk Insurance Act of 2002 was signed into law on November 26, 2002. The purpose of this Act is to establish a temporary federal program that provides a system of shared public and private compensation for certain insured losses resulting from acts of terrorism. The Act defines a "certified" act of terrorism as "an act that is certified by the Secretary of the Treasury as resulting in aggregate losses in excess of $5.0 million, is a violent act or dangerous to human life, property or infrastructure, and is committed by an individual(s) acting on behalf of any foreign person or interest as part of an effort to coerce the civilian population of the United States or to influence the policy or affect the conduct of the United States Government by coercion." Due to the types of coverage offered by us and the limited exposure we have outside of Massachusetts, we believe that the financial impact upon us as a result of the Act will be immaterial.

      At the state level, various forms of automobile insurance reform are continuously debated. New regulations and legislation are often proposed with the goal of reducing the need for premium increases. For further details, see "Massachusetts Personal Automobile Insurance" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

      Our primary business is subject to extensive regulation. In Massachusetts, the Commissioner is appointed by the Governor of Massachusetts and has broad authority. The Commissioner fixes maximum policy rates and establishes minimum agent commission levels on personal automobile insurance. In addition, the Commissioner grants and revokes licenses to write insurance, approves policy forms, sets reserve requirements, determines the form and content of statutory financial statements and establishes the type and character of portfolio investments. The Commissioner also approves company submissions regarding affinity group insurance programs and corresponding discounts along with safe driver deviations. Consequently, the policies and regulations set by the Commissioner are an important element of writing insurance in Massachusetts. In states outside of Massachusetts, premium rates generally must be filed with, and approved by the Commissioner of Insurance in that particular state. In general, minimum commissions to agents are not set by the other state commissioners.

      State insurance regulators are responsible for conducting periodic examinations of insurance companies. Massachusetts Division of Insurance regulations provide that insurance companies will be examined every five years or more frequently as deemed prudent by the Commissioner. California Department of Insurance regulations provide that insurance companies will be examined every three years. Ohio Department of Insurance regulations provide that insurance companies will be examined at least every five years. Both Commerce and Citation were last examined for the five-year period ended December 31, 1998. Commerce and Citation have been notified that they will be examined in 2004 for the five-year period ended December 31, 2003. Commerce West was last examined in 2001 by the California Department of Insurance for the three-year period ended December 31, 1999, and is currently being examined for the four years ended December 31, 2003. American Commerce was examined in 1999 by the Ohio Department of Insurance for the five-year period ended December 31, 1997. American Commerce has been notified that it will be examined in 2004 for the five-year period ended December 2002. The previously completed examinations produced no material findings.


      Automobile Insurance Regulation Overview. Massachusetts has required compulsory automobile insurance coverage since 1925. States outside of Massachusetts generally have varying levels of minimum compulsory insurance. Under current law, all Massachusetts motorists are required to carry certain minimum coverages mandated by the state. The Commissioner fixes and establishes, among other things, the maximum rates insurers may charge for the compulsory personal automobile coverages. With very limited exceptions, each insurer writing automobile insurance in Massachusetts must accept all risks submitted to the insurer for the compulsory coverage, but is permitted to reinsure these risks (including affinity group marketing insurance risks) through CAR.

      Compulsory Coverage. Compulsory coverage includes no-fault coverage, limited bodily injury coverage, property damage coverage and coverage against uninsured or hit and run motorists. The Massachusetts no-fault statute provides for personal injury protection coverage, which entitles a party to be reimbursed directly by the party's own insurer for certain medical expenses, lost wages and other defined expenses arising from an automobile accident, up to a specific amount, even if another party caused the accident.

      Rates and Commissions. Massachusetts personal automobile insurance rates are fixed and established annually by the Commissioner. Affinity group marketing insurance programs and safe driver rate deviations must be annually approved by the Commissioner. We set our voluntary Massachusetts commercial automobile insurance rates competitively, subject to the Commissioner's authority to disapprove such rates. CAR files the rate for commercial automobile risks reinsured through CAR, subject to the authority of the Commissioner to disapprove the rates, except for private passenger type non-fleet business which is filed by insurance companies and approved by the Commissioner. For additional information, see "Commonwealth Automobile Reinsurers."

      In fixing classifications of risks and establishing personal automobile rates, the Commissioner must consider numerous factors, including driver and automobile characteristics and the claim rate in the state's designated geographical territories. These factors are based upon data that are two or more years old. Premiums charged to a policyholder are adjusted based upon the safe driver rating of the operator. Moving violations and at-fault accidents affect each driver's safe driver rating. In addition, the Extra Risk Rating regulations permit insurers to deny coverage or charge surcharged rates for physical damage coverage to both high risk vehicles and insureds with excessive prior loss or violation activity.

      The Commissioner sets an average minimum direct agency commission rate for personal automobile insurance. With respect to risks reinsured through CAR, the maximum amount of commissions that CAR will reimburse, as part of their expense allowance structure, is fixed at that prescribed rate.

Outside of Massachusetts, rates and commissions are set competitively on a company-by-company and state-by-state basis.

      Mandatory Underwriting. Massachusetts law specifies that all individuals holding a valid driver's license be entitled to purchase the mandatory automobile insurance coverages regardless of their driving experience or accident record. The Massachusetts Legislature has also placed certain restraints on insurers' discretion to refuse to renew automobile insurance policies. Policyholders are generally entitled to renew except in cases of fraud, material misrepresentation, revocation or suspension of an operator's license or nonpayment of premiums. With very limited exceptions, insurers that participate in CAR in Massachusetts must accept every automobile risk submitted to them.

      Under the Massachusetts system of rate regulation, some personal automobile insurance risks are purposefully under-priced by the Commissioner, and therefore, absent state-intervention, insurers would not ordinarily choose to write those risks. The CAR reinsurance program described below is intended to mitigate the burden imposed by the Massachusetts take-all-comers system, by allowing insurers to transfer the exposure for under-priced risks to an industry pool, and by granting participation credits for certain under-priced risks. These credits are allowed by statute.

      Commonwealth Automobile Reinsurers. CAR is a Massachusetts state-mandated reinsurance mechanism, under which all premiums, expenses and losses on ceded business are pooled and shared by all insurers. It is similar to a joint underwriting association because a number of insurers participate in the program. As of December 31, 2003, 35 insurers participated for the personal and commercial automobile lines, including Commerce.

      In general, agencies licensed to issue automobile insurance policies are entitled to be assigned to at least one servicing carrier. There are two categories of agencies: (1) those that have voluntary agreements with one or more servicing carriers, and (2) those that do not. The latter are assigned by CAR, generally to a single servicing carrier and are known as ERPs. There can be ERPs for private passenger automobile or commercial automobile or both.


      An insurer may terminate its participation in CAR, for example, by surrendering its license to write automobile policies in Massachusetts. Termination does not discharge or otherwise affect liability of an insurer incurred prior to termination. A withdrawing insurer is assessed a share of CAR's projected deficits for future years based on the insurer's prior years' participation in CAR. The assessment paid by the withdrawing insurer is redistributed to the remaining insurers based on their participation ratios.

      An insurer can transfer its obligations for its personal insurance policies to another insurer who formally agrees to assume these obligations. The transferring insurer is thereby relieved of future CAR obligations which otherwise would have arisen as a consequence of the business transferred.

      Insurance Holding Company Structure. As an insurance holding company, we are subject to regulation under the insurance holding company statutes of the states in which any of our subsidiary insurance companies is incorporated. Because our subsidiaries are members of an insurance holding company system, they are required to register with their respective Divisions of Insurance and to submit reports describing:

*	the capital structure;

*	general financial condition;

*	ownership and management of each insurer and any person or entity controlling the insurer;

*	the identity of every member of the insurance holding company system; and,

*	the material outstanding transactions between the insurer and its affiliates.

California and Ohio have insurance holding company laws similar to those in Massachusetts.

      Each member of the insurance holding company system must keep current the information required to be disclosed by reporting all material changes or additions within 15 days of the end of the month in which it learns of such change or addition.

      Massachusetts law prohibits a party that is not a domestic insurer from acquiring "control" of a domestic insurer or of a company controlling a domestic insurer without prior approval of the Commissioner. Control is presumed to exist if a party directly or indirectly holds, owns or controls ten percent or more of the voting stock of another party, but may be rebutted by showing that control does not exist. California and Ohio have laws similar to those in Massachusetts.

      In the event of the insolvency, liquidation or other reorganization of any of our insurance subsidiaries, our creditors and stockholders will have no right to proceed against the assets of those subsidiaries, or to cause the liquidation or bankruptcy of any company under federal or state bankruptcy laws. State laws govern such liquidation or rehabilitation proceedings and the Division of Insurance would act as receiver for the particular company. Creditors and policyholders of the insurance subsidiaries would be entitled to payment in full from such assets before a stockholder, such as Commerce Holdings in our case, would be entitled to receive any distribution therefrom.

      Payment of Dividends. Under Massachusetts law, an insurer may pay cash dividends only from earnings and statutory surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. California and Ohio have similar laws. Following the declaration and payment of such dividends, the insurer must file a report with the Commissioner. A Massachusetts insurance company may not pay an extraordinary dividend or distribution unless the insurer gives the Commissioner at least 30 days' prior notice of the declaration and the Commissioner does not disapprove of the plan of payment prior to the date of such payment. An extraordinary dividend or distribution is one whose fair market value, together with that of other dividends or distributions within the preceding twelve-month period, excluding pro rata distributions of any class of the insurer's own securities, exceeds the greater of (1) ten percent of the insurer's surplus as regards to policyholders as of the preceding year end or (2) the net income of such insurer for the preceding year. California and Ohio have similar laws regulating the payment of dividends by insurance companies to those in Massachusetts.

      The aggregate amount of dividends calculated in accordance with regulations in Massachusetts, California and Ohio that could have been paid in 2003 from all of our insurance subsidiaries without prior regulatory approval was approximately $76.0 million, of which $66.2 million was declared and paid as of December 31, 2003.


      Protection Against Insurer Insolvency. All insurance companies are required to participate in insurance insolvency fund programs in the states in which they write. For further information, please refer to Note Q to the audited consolidated financial statements included in this Form 10-K.

      National Association of Insurance Commissions Guidelines. The NAIC Insurance Regulatory Information System, or IRIS, was developed by a committee of state insurance regulators and is intended primarily to assist state insurance regulators in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the "usual values" on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the year ended December 31, 2003, our consolidated property and casualty operations had no ratios outside the "usual values."

      In order to enhance the regulation of insurer insolvency, the NAIC developed a formula and model law to provide for risk-based capital, or RBC, requirements for property and casualty insurance companies. The model law has since been adopted in all states. RBC requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers:

(1)	underwriting, which encompasses the risk of adverse loss development and inadequate pricing;

(2)	declines in asset values arising from credit risk; and,

(3)	other business risks from investments.

      Insurers having less statutory surplus than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC model formula proposes four levels of regulatory action. The extent of regulatory intervention and action increases as the percentage of surplus to RBC falls. The first level, defined by the NAIC as the "Company Action Level," requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The second level, defined by the NAIC as the "Regulatory Action Level," requires an insurer to submit a plan containing corrective actions and permits the Commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The third level, the "Authorized Control Level," allows the regulator to rehabilitate or liquidate an insurer in addition to the aforementioned actions if surplus falls below 100% of the RBC amount. The fourth and final action level, the "Mandatory Control Level," requires the regulator to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount. As indicated in the following table, the RBC level of each of our insurance subsidiaries at December 31, 2003 significantly exceeds the 200% RBC level requirements.

			American	Commerce
	Commerce	Citation	Commerce	West

Statutory surplus	$855,377	$107,387	$77,376	$34,933
200% RBC Company Action Level	179,771	5,697	30,921	8,470

Statutory surplus in excess of RBC Company Action Level	$675,606	$101,690	$46,455	$26,463

RBC amounts	$89,885	$2,849	$15,461	$4,235

Percent of surplus to RBC amounts	952%	3,769%	500%	825%

Competition

      The property and casualty insurance industry is highly cyclical, characterized by periods of increasing premium rates and limited underwriting capacity, followed by periods of intensive price competition and abundant underwriting capacity. This industry also is highly competitive, with a large number of companies, many of which operate in more than one state, offering automobile, homeowners, commercial property and other lines of insurance. Some of our competitors have larger volumes of business and greater financial resources and some sell insurance directly to policyholders rather than through independent agents.

      Massachusetts. Because our insurance products are marketed exclusively through independent agencies, most of whom represent more than one company, we face competition within each agency. We compete for business within independent agencies by offering a more attractively priced product to the consumer and by paying agents significant compensation in the form of commissions and profit sharing, which are based in part on the underwriting profits or losses of


the agency business written with us. We also seek to provide a consistent market, prompt servicing of policyholder claims and effective agency support services. We believe, based upon regular surveys of our agencies, our relationships with our independent agencies are excellent. Any disruption in these relationships could adversely affect our business. We also believe that our relationship with the four AAA clubs that sponsor the AAA affinity group marketing program is excellent. We have agreed that we shall be the AAA clubs' exclusive underwriter of Massachusetts personal automobile group programs, and we have a rolling three-year contract with the AAA clubs. This contract automatically renews annually and may be terminated upon a minimum of two years written notice to us.

      We believe that the Massachusetts regulatory environment, which fixes maximum personal automobile insurance rates, assigns ERPs to servicing carriers, apportions losses incurred by CAR and establishes minimum agency commissions, has discouraged certain companies with more traditional underwriting and pricing approaches from establishing a presence or expanding their market share in Massachusetts. Any material change in this situation could adversely affect our business. For additional information, see "Massachusetts Personal Automobile Insurance" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

      Other States. We compete with various regional and domestic insurers, national agency companies and direct writers. Some of these competitors have financial resources greater than ours. Any of these competitors could undertake actions that could adversely affect our profitability, such as pricing automobile insurance premiums more aggressively or offering greater compensation to independent agencies. Commerce West's principal competitors in California are Mercury General, with a 2002 market share of 8.5% and Progressive, with a 2002 market share of 2.3%. American Commerce's principal competitors for automobile insurance in its largest state, Arizona, are State Farm, with a 2002 market share of 19.0% and Allstate, with a 2002 market share of 9.7%.

      Both American Commerce and Commerce West file and seek approval for premium rates with the respective divisions of insurance in the states they do business. American Commerce competes for business by utilizing AAA-owned and operated independent agencies that offer competitively priced products and provide quality service. The AAA-owned independent agencies are offered compensation in the form of commission and profit sharing, based primarily on loss ratios, as well as stock options and bonuses based on the year-over-year increase in the volume of agency business written with American Commerce. Commerce West competes for business by using independent insurance agencies and brokers that offer competitively priced products and provide quality service. We offer compensation to agents and brokers in the form of commissions and profit sharing, which are based in part on the underwriting profits and losses of the agency business written with us. We offer competitively priced products and commissions to agents in New Hampshire. Profit sharing, based on loss experience, is also offered as an inducement for exceptional business.

Our Employees

      As of December 31, 2003, we employed 2,060 people. Commerce and Citation employed 1,783 people; American Commerce employed 198 people; and Commerce West employed 79 people. We are not a party to any collective bargaining agreements, and we believe our relationships with our employees are very good.

Information Available on Our Website

      We make available, free of charge, on our website (http://www.commerceinsurance.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We have posted our code of ethics on our website and it is available in print to any stockholder that requests it.

We have published procedures to contact the Board of Directors and non-management directors on our website and will include these procedures in our Proxy Statement.

Our Insurance Agency Subsidiary

      Clark-Prout is a wholly-owned insurance agency that offers a full line of insurance products, including policies written by us, as well as policies written by other insurance companies. For the years ended December 31, 2003, 2002, and 2001, Clark-Prout's revenues were less than 0.1% of our consolidated revenues, amounting to $651, $622 and $629, respectively.

Our Mortgage Operations

      Insurance companies are permitted to invest in mortgages. We formed Bay Finance Company, Inc., or Bay Finance, to originate and service residential and commercial mortgages in Massachusetts and, on a limited basis, in Connecticut. For the years ended December 31, 2003, 2002, and 2001, our mortgage operations accounted for less than 0.3% of our consolidated revenues, amounting to $1.2 million, $2.7 million and $3.6 million, respectively.

Our Segments

      We have four reportable segments: (1) property and casualty insurance - Massachusetts; (2) property and casualty insurance - other than Massachusetts; (3) real estate and commercial lending; and (4) corporate and other. Our property and casualty insurance operations are written through Commerce, Citation, Commerce West, and American Commerce and are marketed to affinity groups, individuals, families and businesses through our relationships with professional independent insurance agencies. Our wholly-owned subsidiary, Bay Finance, originates and services residential and commercial mortgages in Massachusetts and Connecticut. The corporate and other segment represents the remainder of our activities, including those of the parent company. For additional segment information, see Note P to our financial statements in this Form 10-K.

Risks Related to Our Business

Our success is primarily dependent upon how well we manage our business. However, our success could be significantly affected by factors over which we have limited or no control. For example:

*	We are primarily a personal automobile insurance carrier, and therefore our business may be adversely affected by conditions in this industry.

*

We write a substantial portion of our business in Massachusetts, and therefore our business may be adversely affected by conditions and adverse legislative, judicial or regulatory decisions in Massachusetts.

*	Our financial performance may be adversely affected by severe weather conditions or other catastrophic losses.

*	If we are not able to attract and retain independent agents, it could adversely affect our business.

*

If our affinity relationship with the AAA Clubs of Massachusetts were to be terminated, we would lose a significant avenue for offering affinity discounts, and our sales of personal automobile insurance products would likely decline, which would adversely affect our business and results of operations.

*

If American Commerce's relationship with one or more large AAA clubs terminates, then American Commerce would lose a substantial portion of its business, which could have a material adverse effect on our business and results of operations.

*	Established competitors with greater resources may make it difficult for us to market our products effectively and offer our products at a profit.

*	We are subject to comprehensive regulation by Massachusetts as well as the other states in which we operate, and our ability to earn profits may be restricted by changes to these regulations.

*	New claim, coverage and regulatory issues in the insurance industry may adversely affect us.

*	Regulatory changes to enhance competition or reform CAR in Massachusetts are being considered and, if enacted, could adversely affect our market share and profitability.

* Market fluctuations and changes in interest rates have had, and may continue to have, significant and negative effects on our investment portfolio.

* We may not be able to alleviate risk through reinsurance arrangements successfully, which could cause us to reduce our premiums written in certain lines or could result in losses.

* We rely on our information technology and telecommunication systems, and the failure of these systems could adversely affect our business.

ITEM 2. PROPERTIES

      We conduct our Massachusetts operations from approximately 436,000 square feet of space in several buildings that we own in Webster, Massachusetts, which is located approximately 50 miles southwest of Boston. Our principal administrative offices in Webster are recently rehabilitated and newly constructed buildings. Our data processing and operational departments are housed in modern office buildings on a separate 28 acre site. During 2001, we purchased a 130,000 square foot building adjacent to that site. We expended approximately $13 million renovating the building in 2002. Commerce West currently leases approximately 17,000 square feet of office space in Pleasanton, California. Commerce West anticipates it may relocate from its existing leased location within the next one to three years. American Commerce conducts its operations from approximately 40,000 square feet of space in a building it owns located on a two acre site in Columbus, Ohio. American Commerce also leases property at three district claims offices.

ITEM 3. LEGAL PROCEEDINGS

      As is common with property and casualty insurance companies, we are a defendant in various legal actions arising from the normal course of our business, including claims based on Massachusetts Chapter 176D and Chapter 93A. See "Settlement of Claims." Similar provisions exist in other states where we do business. We consider these proceedings to be ordinary to operations or without foundation in fact. We believe that these actions will not have a material adverse effect on our consolidated financial position.

      We previously disclosed that a purported class action lawsuit was pending in Massachusetts state court against Commerce. The lawsuit, titled "Elena Given, individually and as a representative of all persons similarly situated v. The Commerce Insurance Company," alleged damages as a result of the alleged inherent diminished value to vehicles that are involved in accidents. In April 2002, the trial judge in that case entered partial summary judgment for the plaintiff on the issue of whether the Massachusetts automobile policy covers her claim, ruling that the plaintiff would be entitled to reimbursement under the policy if the plaintiff were able both to prove that her vehicle suffered "inherent diminished value" in the accident and to quantify the amount of such diminution in value. During the third quarter of 2002, Commerce applied for direct appellate review of this issue by the Supreme Judicial Court of Massachusetts ("SJC"), and this application was granted. On October 7, 2003, the SJC ruled in favor of Commerce, overturning the trial court's decision that the Massachusetts automobile policy provides coverage for inherent diminished value. The plaintiff has dismissed the case. Commerce had not previously established a reserve for any contingent liability related to the Given litigation; therefore, there was no financial impact as a result of the conclusion of this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NYSE under the symbol "CGI." The high, low and close prices for shares as quoted on Bloomberg.com of our common stock for 2003 and 2002 follow:

	2003			2002

	High	Low	Close	High	Low	Close

First Quarter	$38.38	$31.70	$34.20	$39.80	$33.52	$38.70
Second Quarter	38.00	33.91	36.20	42.11	38.25	39.55
Third Quarter	40.00	35.34	37.96	40.49	31.20	32.36
Fourth Quarter	41.24	37.93	39.50	39.00	29.45	37.49

      As of February 27, 2004, there were 1,031 stockholders of record of our common stock. This number does not include beneficial owners whose stock shares are held in "street name" or held in accounts for participants of our Employee Stock Ownership Plan.

      Our Board of Directors voted to declare four quarterly dividends to stockholders of record totaling $1.27 per share and $1.23 per share in 2003 and 2002, respectively. On May 16, 2003, the Board voted to increase the quarterly stockholder dividend from $0.31 to $0.32 per share to stockholders of record as of May 30, 2003. Prior to that declaration, we had paid quarterly dividends of $0.31 per share dating back to May 17, 2002 when the Board voted to increase the dividend from $0.30 to $0.31 per share.

      In November 2001, the Board of Directors authorized a stock buy-back program to purchase shares of our common stock. During the period from January 1, 2003 through December 31, 2003, we purchased 403,572 shares of our own common stock at an average cost of $36.32. At December 31, 2003, we had authority to purchase a total of 574,284 additional shares of our common stock under the current buy-back program. As of December 31, 2003, we held a total of 6,568,964 shares of treasury stock.

      A portion of our cash flow consists of dividends received from Commerce Holdings, Inc. ("CHI"), which receives dividends from Commerce and Citation. The payment of any cash dividends to holders of common stock by us therefore depends on the receipt of dividend payments from CHI. To the extent Commerce and Citation are restricted from paying dividends, CHI will be limited in its ability to pay dividends to us. The payment of dividends by Commerce and Citation is subject to limitations imposed by Massachusetts law, as discussed in Item 1 of this report under "Regulation."

We will provide, upon written request and without charge, a copy of this Form 10-K. Requests must be directed to:

Name:	Randall V. Becker
Title:	Treasurer and Chief Accounting Officer
Dept:	Financial Services
Address:	211 Main Street
Webster, MA 01570

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The data below should be read in conjunction with the consolidated financial statements, related footnotes, and other financial information included herein. The financial statements for the year ended December 31, 2003 were audited by PricewaterhouseCoopers LLP. The financial statements for the four years ended December 31, 2002 were audited by Ernst & Young LLP. All dollar amounts in the following tables are in thousands, except per share data.

	2003	2002	2001	2000	1999

Statement of Earnings Data:
Net premiums written	$1,555,499	$1,313,014	$1,078,967	$1,008,911	$911,993
Increase in unearned premiums	(109,871)	(102,974)	(35,315)	(54,428)	(40,163)

Earned premiums	1,445,628	1,210,040	1,043,652	954,483	871,830
Net investment income	92,183	98,466	99,563	96,830	89,789
Premium finance and service fees	26,908	21,498	17,819	15,227	14,774
Amortization of excess of book value
of subsidiary interest over cost	-	-	3,389	3,390	3,019
Net realized investment gains
(losses)	76,103	(82,385)	(10,633)	29,550	(16,378)
Other income	-	9,500	-	-	-

Total revenues	1,640,822	1,257,119	1,153,790	1,099,480	963,034

Losses and loss adjustment expenses	1,070,147	909,769	781,631	686,157	625,090
Policy acquisition costs	350,250	295,324	264,377	243,257	233,660
Interest expense and amortization
of bond fees	1,120	-	-	-	-

Total expenses	1,421,517	1,205,093	1,046,008	929,414	858,750

Earnings before income taxes, minority
interest and change in accounting
principle	219,305	52,026	107,782	170,066	104,284
Income taxes	58,068	17,063	18,392	38,306	16,667

Earnings before minority interest and
change in accounting principle	161,237	34,963	89,390	131,760	87,617
Minority interest in net (earnings) loss
of subsidiary	(294)	555	863	320	1,059

Earnings before change in accounting
principle	160,943	35,518	90,253	132,080	88,676
Change in accounting principle,
net of taxes	-	11,237	-	-	-

Net earnings	$160,943	$46,755	$90,253	$132,080	$88,676

Comprehensive income	$164,762	$59,625	$90,814	$168,570	$40,730

Basic earnings per share:
Before change in accounting principle	$5.03	$1.09	$2.69	$3.87	$2.54
Change in accounting principle	-	0.34	-	-	-

Net earnings	$5.03	$1.43	$2.69	$3.87	$2.54

Diluted earnings per share:
Before change in accounting principle	$4.99	$1.08	$2.67	$3.87	$2.54
Change in accounting principle	-	0.34	-	-	-

Net earnings	$4.99	$1.42	$2.67	$3.87	$2.54

Cash dividends paid per share	$1.27	$1.23	$1.19	$1.15	$1.11

	2003	2002	2001	2000	1999

Balance Sheet Data:
Total investments	$2,211,099	$1,613,439	$1,530,713	$1,497,387	$1,316,556
Premiums receivable	361,839	297,610	246,221	230,580	195,160
Total assets	3,164,231	2,419,073	2,187,143	2,111,104	1,909,707
Unpaid losses and loss adjustment
expenses	957,353	815,626	695,192	684,805	670,968
Unearned premiums	810,462	687,148	563,456	519,885	457,095
Bonds payable	297,984	-	-	-	-
Stockholders' equity	912,211	790,052	809,433	781,881	668,005
Stockholders' equity per share	28.45	24.60	24.43	23.16	19.44

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise stated, "we," "our" or "us" means The Commerce Group, Inc., "CGI," and its subsidiaries. "Commerce" refers to The Commerce Insurance Company, "Commerce West" refers to Commerce West Insurance Company, "American Commerce" refers to American Commerce Insurance Company, "Citation" refers to Citation Insurance Company, and "AHC" refers to ACIC Holding Co., Inc. In addition, unless otherwise stated, all references to "years ended" are for our fiscal year which ends December 31, and dollar amounts are in thousands, except per share data

Overview

The following discussion and analysis should be read in conjunction with our consolidated financial statements in this Form 10-K.

      We provide personal and commercial property and casualty insurance in Massachusetts and, to a lesser extent, in other states. Casualty insurance is primarily concerned with the losses of the insured due to injuries to other persons and to the property of others, and the legal liability imposed on the insured as a consequence of such losses. Our core product lines are personal automobile, homeowners, and commercial automobile insurance. We market our products exclusively through our network of independent agents, including 650 agents in Massachusetts, 34 agents in New Hampshire, 1,096 agents in California and Oregon, and 28 agents in 16 other states, as of December 31, 2003. Our primary business strategy is to continue to focus on the personal automobile insurance market in Massachusetts and to grow by increasing the proportion of our business in other states in which we currently have a significant presence, primarily as a result of our acquisitions of Commerce West and American Commerce in 1995 and 1999, respectively.

      Our ability to capitalize on our business strengths and implement our strategies entails particular risks. For example, because we are primarily a personal automobile insurance carrier, adverse developments in this industry could adversely affect us to a greater extent as compared to insurers that are more diversified across multiple business lines. Additionally, the concentration of our business in Massachusetts makes us more susceptible to any adverse development in the prevailing legislative, regulatory, economic, demographic, competitive and other conditions, including weather-related events, and adverse judicial decisions in Massachusetts, and could make it more costly or difficult for us to conduct our business. Regulatory changes to reform the residual market and to enhance competition in Massachusetts are being considered and, if enacted, could adversely affect our market share and profitability. Also, if our affinity relationship with the AAA Clubs of Massachusetts were to be terminated, we would lose a significant avenue for offering our existing affinity group discounts and our sales of personal automobile insurance products in Massachusetts would likely decline, if we are unable to devise and implement effective mitigation measures. As the AAA arrangements have rolling three-year terms, an AAA Club may terminate upon a minimum of two years' written notice. If American Commerce's relationship with one or more large AAA clubs terminates, then American Commerce would lose a substantial portion of its business, which could have a material adverse effect on our business and results of operations. A significant decline in our sales of personal automobile insurance products in Massachusetts would have a material adverse effect on our business and results of operations.

Our revenue principally reflects:

*	earned premiums, consisting of:

-

premiums that we receive from sales by our agents of property and casualty insurance policies, primarily personal automobile, homeowners and commercial automobile, which we refer to as direct premiums written, plus

	-	premiums we receive from insurance policies that we assume, primarily from Commonwealth Automobile Reinsurers, or CAR, which we refer to as assumed premiums, less

	-	the portion of our premiums that is ceded to CAR and other reinsurers, which we refer to as ceded premiums, less

	-	the change in the portion of premiums that will not be recognized as income for accounting purposes until a future period, which we refer to as unearned premiums;

*	investment income that we earn on our invested assets;

* premium finance charges and service fee income that we earn in connection with the billing and deferral of premium payments; and

* realized investment gains (losses).

Our expenses principally reflect:

*

incurred losses and loss adjustment expenses (which we sometimes refer to as LAE), including estimates for losses incurred during the period but not yet reported to us and changes in estimates from prior periods related to direct and assumed business, less the portion of those incurred losses and loss adjustment expenses that are ceded to other insurers; and

*

policy acquisition costs, including agent compensation and general and administrative costs, such as salaries and benefits, and advertising that are not deferred for accounting purposes to a future period.

Measurement of Results

      We evaluate our operations by monitoring key measures of growth and profitability. We measure our growth by examining our direct premiums written as well as increases in exposures and policies. We generally measure our operating results by examining our net income, return on equity, and our loss and LAE, underwriting expense and combined ratios. The following provides further explanation of the key measures that we use to evaluate our results:

      Direct Premiums Written. Direct premiums written is the sum of the total policy premiums, net of cancellations, associated with policies underwritten and issued by our insurance subsidiaries. We use direct premiums written, which includes premiums that we cede to CAR and other reinsurers, as a measure of the underlying growth of our insurance business from period to period.

      Net Premiums Written. Net premiums written is the sum of direct premiums written for a given period, less premiums ceded to CAR and other reinsurers during such period, plus premiums assumed during such period.

Earned Premiums. Earned premiums constitute the portion of net premiums written that is equal to the expired portion of policies and recognized as income for accounting purposes during a given period.

      Investment Income. Investment income relates to earnings on our investment portfolio. We rely on after-tax investment income as a significant source of net earnings since we generally seek to produce a combined ratio (see below) of slightly less than 100%.

      Loss and LAE Ratio. The loss and LAE ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned, expressed as a percentage, and measures the underwriting profitability of a company's insurance business. This ratio is measured net of our reinsurance recoveries. We use this ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. For our insurance subsidiaries, this ratio is generally calculated using statutory accounting principles which for this purpose are essentially the same as accounting principles generally accepted in the United States of America ("GAAP"). Occasionally we will use the term "pure loss ratio" which refers to the ratio (expressed as a percentage) of incurred losses, excluding LAE, to earned premiums.

      Underwriting Expense Ratio. The underwriting expense ratio is the ratio of underwriting expenses to net premiums written, expressed as a percentage, determined in accordance with statutory accounting principles. Underwriting expenses are the aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations.

      Combined Ratio. The combined ratio is the sum of the loss and LAE ratio and the underwriting expense ratio and measures a company's overall underwriting profit. If the combined ratio is at or above 100%, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient. We use the statutory combined ratio in evaluating our overall underwriting profitability and as a measure for comparison of our profitability relative to the profitability of our competitors.

Critical Accounting Policies

      The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the


financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We consider the following accounting policies, which are especially dependent upon our judgments and estimates, to be critical to the preparation of our financial statements.

      Unpaid Losses and Loss Adjustment Expenses. Unpaid losses and LAE, by their nature, are inherently uncertain as to the ultimate outcome of the estimated amounts. The liability for loss and loss adjustment expenses represents our best estimate of the ultimate net cost of all loss and loss adjustment expenses incurred after reinsurance and amounts estimated to be recoverable through salvage and subrogation. The estimate for ultimate net cost of all losses incurred through the balance sheet date includes the adjusted case estimates for losses, incurred but not reported ("IBNR") losses, salvage and subrogation recoverable and a reserve for LAE. In arriving at our best estimate, we begin with the aggregate of individual case reserves and then make adjustments to these amounts on a line of business basis. These adjustments to the aggregate case reserves by line of business are made based on analyses performed by us as further described below. The entire liability for unpaid losses and LAE is also separately reviewed quarterly and annually by our actuarial department. Liability estimates are continually analyzed and updated, and therefore, the ultimate liability may be more or less than the current estimate. The effects of changes in the estimates are included in the results of operations in the period in which the estimates are revised.

      The claim cycle begins when a claim is reported to us and claims personnel establish a "case reserve" for the estimated amount of our exposure without regard to injury causality, third party liability or potential recoveries. The amount of the reserve is primarily based upon an evaluation of the type of claim involved, the circumstances surrounding the claim and the policy provisions relating to the loss. This estimate reflects the informed judgment of such personnel based on the experience and knowledge of the claims personnel adjusting the claim. During the loss adjustment period, these case basis estimates are revised as deemed necessary by our claims department personnel based on subsequent developments and periodic reviews of the claim.

      In accordance with industry practice, we also maintain reserves for estimated IBNR, salvage and subrogation recoverable and LAE. These reserves are determined based on historical information and our experience. Adjustments to these reserves are made periodically to take into account changes in the volume of policies written, claims frequency, severity and payment patterns, the mix of business, claims processing and other items that can be expected to affect our liability for losses and LAE over time.

When reviewing the liability for unpaid losses and LAE, we analyze historical data and estimate the impact of various factors such as:

*	payment trends;

*	loss expense per exposure;

*	our historical loss experience and that of the industry;

*	frequency and severity trends; and,

*	legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes and trends in general economic conditions, including the effects of inflation and recession.

      This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors, as noted above.

      By using individual estimates of reported claims adjusted for our best estimate by line of business and a review of these results by our actuarial area using generally accepted actuarial reserving techniques, we arrive at our final estimate of our net liability for losses and LAE. After taking into account all relevant factors, we believe that, based on existing information, the provision for losses and LAE at December 31, 2003 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability, however, may be greater or lower than established reserves. If the ultimate payment is greater than or less than our estimated liability for losses and LAE, we will incur additional expense or income, as appropriate, which may have a material impact on our results of operations.

      We calculate our estimate independently from those amounts calculated by our actuaries, and therefore, the final results are most often not the same. We estimate our amounts primarily by reviewing historical loss and LAE data, focusing


mainly on payment data. We also review and compare the most recent loss frequency, severity, and payment data to historical trends in an attempt to determine if patterns are remaining consistent or not. We attempt to establish our reserve estimate as close as possible to the amount required for the ultimate future payments necessary to settle all losses. Our aggregate actuarial estimate for the loss and LAE reserves, on a consolidated basis and net of reinsurance recoverable, ranges from a low of $694.2 million to a high of $807.9 million, as of December 31, 2003. Our financial statement loss and LAE reserves net of reinsurance, based on our best estimate, was established at $792.3 million for that date.

      Investments. A focus of our judgments and estimates relating to investments involves the potential impairment of investments for other-than-temporary declines in market values. The carrying value of investments in fixed maturities, which include taxable and non-taxable bonds, and investments in common and preferred stocks, are derived from market prices supplied by our investment custodian, or in the few cases where no price is provided by the custodian, we obtain a third party valuation. Fair market value of fixed maturities and equity securities is based on quoted market prices. For other investments, fair value equals quoted market price, if available. Unrealized investment gains and losses on common and preferred stocks and fixed maturities, to the extent that there is no other-than-temporary impairment of value, are credited or charged, net of any tax effect, to a separate component of stockholders' equity, known as "net accumulated other comprehensive income (loss)," until realized.

      We review all security holdings on a quarterly basis for potential other-than-temporary declines in market value in accordance with GAAP. As part of this process, we consider any significant market declines in the context of the overall market and also in relation to the outlook for the specific issuer of the security. Each quarter, we review all securities whose market values have declined below book price. From a quantitative standpoint, we view all securities that have declined more than 20% below book price and have remained so for two quarters as potentially in need of a write-down. In addition, any other security that we view as impaired for a significant period of time is also a candidate for a write-down, even if the percentage decline is less than 20%. In order to review these holdings, we look at any security that has been in a continuous unrealized loss position (regardless of the amount of the loss) for any period exceeding six months. In this way, we are not only looking at the amount of the unrealized loss, but also at the amount of time the loss has existed. There is a risk that we may assess an other-than-temporary decline in market value as being temporary and, consequently, not charge the impairment to our earnings, which could have a significant impact on our future earnings and financial position.

      In conjunction with reviewing the amount a security has declined, we also assess the aging of all unrealized losses on a particular security on a quarterly basis. That is, we look at how long a security has been at an unrealized loss position by classifying it within the following categories: under 6 months, 6 to 12 months, 12 to 24 months, 24 to 34 months and greater than 34 months.

      Our net earnings in recent years have been significantly affected by our ownership interests in several closed-end preferred stock mutual funds that we were required to account for using the equity method of accounting. For our investment in any fund in which we own 20% or more of the fund's shares, the equity method of accounting requires us to categorize as a realized investment gain or loss the change in the net asset value of that fund as compared to the end of the immediately preceding fiscal quarter. Our investment in these funds has had a material effect on our realized gains and losses in recent years and may have caused our net earnings to be more volatile than those of similar companies. During 2003, we decreased our ownership below 20% in all but one closed-end preferred stock mutual fund.

Massachusetts Personal Automobile Insurance

      Overview. We remain focused on personal automobile insurance and related activities in Massachusetts. We have been the largest writer of personal property and casualty insurance in Massachusetts in terms of market share of direct premiums written since 1990. Our estimated share of the Massachusetts personal automobile market increased to 27.6% during the eleven months ended November 30, 2003, as shown in the table below, significantly exceeding our two nearest competitors, Safety Insurance Group, Inc. and Arbella Insurance Group, who maintained an estimated 10.6% and 9.9% market share, respectively.

Growth of Massachusetts Personal Automobile Insured Vehicles
			Commerce
	Industry	Commerce	Market Share

Year Ended December 31, 2003 (1)	<1.0%	7.5%	27.6%
Year Ended December 31, 2002	1.8%	13.8%	25.9%
Year Ended December 31, 2001	1.7%	6.1%	23.2%

(1)	Estimated by CAR; market share estimate is as of November 30, 2003.

      In Massachusetts, private passenger automobile insurance is subject to extensive regulation. Owners of automobiles are generally required to demonstrate certain minimum automobile insurance coverages as a prerequisite to registering any automobile. With very limited exceptions, private passenger automobile insurers are required by law to issue a policy to any applicant seeking to obtain such coverages, commonly known as the "take all comers" law. Based on their market shares, insurers in Massachusetts are also assigned agents, known as ERPs, which have been unable to obtain a voluntary contract with an insurance carrier. Marketing and underwriting strategies for companies operating in Massachusetts are limited by maximum premium rates and minimum agency commission levels for personal automobile insurance, both of which are mandated by the Commissioner. In Massachusetts, accident rates, bodily injury claims, and medical care costs continue to be among the highest in the nation. According to the Automobile Insurers Bureau of Massachusetts, or AIB, Massachusetts "has higher than average medical costs and liability claims involving attorneys." According to the NAIC State Average Expenditure Report, Massachusetts' personal automobile premium per exposure, based on 2001 premium information, was the fourth highest in the nation.

      Changes in Premium Rates. During the three-year period from 2001 to 2003, average mandated Massachusetts personal automobile insurance premium rates decreased an average of 1.9% per year, primarily due to an 8.3% decrease in 2001. Coinciding with the 2004 rate decision, the Commissioner also approved a 0.9% increase in the commission agents receive for selling private passenger automobile insurance for 2004. The following table shows the state-mandated average rate change, the actual average revenue change per exposure and our average revenue change per exposure as estimated for 2004 and for the three previous years in Massachusetts.

		Actual State Average	Commerce Average
	State Mandated Average	Revenue Change	Revenue Change Per
Year	Rate Change (2)	Per Exposure (2)	Exposure

2004 (1)	2.5%	7.0%	5.8%
2003	2.7%	8.1%	7.9%
2002	0.0%	5.0%	5.3%
2001	(8.3)%	(3.5)%	(1.9)%

(1)	Estimated for actual state and Commerce average revenue change per exposure.
(2)	Based on Massachusetts Division of Insurance filings.

      Although mandated average personal automobile premium rates increased 2.7% in 2003, our average revenue per exposure increased 7.9%. We believe that the relative increase for 2003 as compared to the Commissioner's state mandated average rate resulted primarily from several factors:

* the fact that our mix of personal automobile coverage differs from that of the industry; and,

*

changes to our distribution of risks by class, territory and coverage, including changes resulting from the purchase of new, more expensive automobiles, which were not factored into the Commissioner's rate increase.

      The actual state average revenue change per exposure represents the change in the average premium paid by drivers in Massachusetts, as opposed to the state mandated average rate change. As can be seen above, our average revenue change per exposure corresponds more closely to the actual state average revenue change. The reason for this is that both take into account newer vehicles, as compared to the state mandated average rate change, which does not.

      On January 5, 2004, the Massachusetts Attorney General (the "AG") filed an appeal with the Supreme Judicial Court of Massachusetts arguing that the Massachusetts Division of Insurance (the "DOI") "wrongly imposed a 2.5% increase" in average personal automobile premiums for 2004. According to the AG, "for the second consecutive year, the


DOI has, without justification, ruled in favor of an increase in auto insurance rates that will hurt Massachusetts drivers." We cannot predict whether the AG's appeal will be successful, and if so, whether it will have a material impact on us.

      CAR. Our performance in our personal and commercial automobile insurance lines in Massachusetts is integrally tied to our participation in CAR, the state-mandated reinsurance mechanism. CAR permits us and most other writers of automobile insurance in Massachusetts to reinsure any automobile risk that the insurer perceives to be under-priced at the premium level permitted by the Commissioner. All companies writing automobile insurance in Massachusetts share in the underwriting results of CAR business for their respective product line or lines. Since CAR's inception, it has annually generated hundreds of millions of dollars of underwriting losses, primarily in the personal pool.

      We are required to share in CAR's underwriting results. Under current regulations, our share of the CAR personal or commercial deficit is based upon our market share for automobile risks for the particular pool, adjusted by a "utilization" concept, such that, in general, we are disproportionately and adversely affected if our relative use of CAR reinsurance exceeds that of the industry, and favorably affected if our relative use of CAR reinsurance is less than that of the industry.

      For personal automobile insurance, insurers can reduce their participation ratio by voluntarily writing credit eligible business. Companies are provided credits against their participation ratio for writing those policies that are intentionally underpriced by the Commissioner in the rate setting process. Our strategy has been to maintain above average voluntary retention levels, as well as to voluntarily retain private passenger automobile risks that receive credits. This favorably affects our participation ratio compared to our market share, but also adversely impacts our voluntary loss ratio. We reinsured through CAR approximately 5.1%, 4.9% and 4.9% of our personal automobile exposures for the years ended 2003, 2002 and 2001, respectively, as compared to industry averages of 7.0%, 7.5% and 7.7% for the same periods, respectively. See "Our Business - Commonwealth Automobile Reinsurers."

      Affinity Group Marketing. Since 1995, we have been a leader in affinity group marketing in Massachusetts, through agreements with the four American Automobile Association Clubs operating in Massachusetts, offering discounts on private passenger automobile insurance to the clubs' members who reside in Massachusetts. A 5% discount was approved by the Commissioner for policies effective January 1, 2004. Based on information provided to us by the AAA clubs operating in Massachusetts, we believe that membership in these clubs represents approximately one-third of the Massachusetts motoring public, and has been the primary reason for a 97.9% increase in the number of personal automobile exposures written by us since year-end 1995. The following table presents total direct premiums written attributable to the AAA clubs' group business in Massachusetts for the years ended 2003, 2002 and 2001:

	For the year Ended,

	2003	2002	2001

Total AAA-Massachusetts direct premiums written	$691,700	$619,000	$545,500
Percentage of total direct premiums written	41.7%	44.0%	47.3%
Percentage of Massachusetts direct personal
automobile premiums	58.0%	60.0%	63.4%
Total AAA-Massachusetts exposures	649,000	625,000	581,500
Percentage of Massachusetts exposures	58.1%	59.8%	63.3%

      The decreasing percentages since 2001 is attributed to a higher rate of increase in non-group business as compared to increases in the AAA program. Of the total Massachusetts automobile exposures written through the AAA affinity group program by us, approximately 13.6% were written through insurance agencies owned by the AAA clubs (8.4% of our total Massachusetts automobile exposures). The remaining 86.4% of the AAA group program were written through our network of independent agents (91.6% of our total Massachusetts automobile exposures).

Other States

      Direct premiums written in states other than Massachusetts by American Commerce and Commerce West increased $48.1 million, or 25.9%, to $233.6 million at December 31, 2003 from $185.5 million at December 31, 2002. American Commerce's direct premiums written increased $41.3 million, or 29.7%, primarily due to an increase in personal automobile premiums of $33.2 million, or 29.7%. American Commerce also experienced a 29.7% increase in homeowners premiums written. The increase in personal automobile and homeowners was primarily due to additional rate per policy coupled with a 9.9% increase in business written, offset slightly by a decreased retention in personal automobile in-force policies. Commerce West direct premiums written increased $6.8 million, or 14.8%. The growth for Commerce West is primarily attributable to expansion of commercial and preferred personal automobile programs. Personal automobile direct premiums written by Commerce West increased $3.9 million, or 9.5% primarily from an increase in rates, while commercial automobile direct premiums written increased $2.9 million, or 56.6%, primarily due to a 49.3% increase in the number of policies.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Overview

      Our net earnings for the year ended 2003, as compared to 2002, were favorably affected primarily by significant increases in our realized investment gains. We do not expect similar significant increases in our realized investment gains for 2004, nor do we expect our realized gains in 2004 to be similar to those in 2003.

      Our after-tax net realized investment gains for the year ended 2003 increased by $121.8 million compared to 2002. The increase was due to after-tax net investment gains for 2003 of $53.4 million compared to after-tax net investment losses of $68.4 million for 2002. The 2003 after-tax net investment gains resulted primarily from:

*	our decision to sell a significant portion of our securities with unrealized gains in order to implement a change in our investment view; and,

*	the favorable impact on the net asset value of closed-end preferred stock mutual funds due to market conditions as well as significant sales of these funds during the year.

      The 2002 after-tax net investment losses were primarily caused by the decrease in net asset value, or NAV, of our equity investment in closed-end preferred stock mutual funds, the write-down of securities for other-than-temporary impairment of value, and the impact of the valuation allowance on deferred taxes. See "Investment Gains and Losses."

      Partially offsetting the change in after-tax net investment gains (losses) was the effect of two one-time items which increased 2002 income. In 2002, we had $9.5 million of other income and $11.2 million for the after-tax cumulative effect of a change in accounting for negative goodwill. The $9.5 million of prior year other income was related to payments received from other insurance carriers under agreements to assume their Massachusetts personal automobile insurance business written in Massachusetts.

      Our losses and loss adjustment expenses increased by $160.4 million, or 17.6%, for the year ended 2003 compared to 2002. The increase resulted primarily from our premium growth partially offset by a decrease in our loss ratio (on a statutory basis) to 73.4% from 75.1% in 2002. The decrease was primarily driven by slightly more favorable experience in the current year personal automobile line of business due to increases in average earned premium revenue per automobile and more favorable loss reserve development compared to 2002.

      Our policy acquisition costs increased by $54.9 million, or 18.6% for the year ended 2003 compared to 2002. The increase resulted primarily from our premium growth, partially offset by a decrease in our underwriting ratio (on a statutory basis) to 22.9% for the year ended 2003 compared to 23.6% for 2002. The decrease in our underwriting ratio was primarily due to lower 2003 policy year mandated Massachusetts personal automobile commission rates. See "Policy Acquisition Costs."

      Certain corporate expenses included in our loss adjustment expenses and policy acquisition costs do not impact the statutory loss and LAE ratio or the statutory underwriting ratio because they are not expenses borne by our insurance subsidiaries. These expenses are primarily related to stock options granted to agents of American Commerce and book value awards granted to our officers. During 2003, corporate expenses related to the American Commerce agents' options increased to $9.0 million, as compared to $1.5 million in 2002. This increase was due to an increase in the market value of our common stock, an increase in the number of stock options outstanding, an additional year of vesting of those stock options granted in prior years and changes in estimates made to certain assumptions used in our fair value estimation. The corporate expenses related to the book value awards amounted to $7.1 million in 2003, as compared to $1.0 million in 2002. The value of book value awards is primarily related to the growth in our stockholders' equity. At December 31, 2003, our stockholders' equity per share was $28.45, as compared to $24.60 at December 31, 2002.

Premiums

The following table and discussion compares direct premiums written, net premiums written and earned premiums for the years ended 2003 and 2002.

	2003	2002	Change	Change

Direct Premiums Written:
Personal automobile in Massachusetts	$1,191,123	$1,032,438	$ 158,685	15.4%
Personal automobile in other states	194,409	155,045	39,364	25.4%
Commercial automobile in Massachusetts	89,862	74,879	14,983	20.0%
Commercial automobile in other states	8,067	5,151	2,916	56.6%
Homeowners in Massachusetts	102,951	83,610	19,341	23.1%
Homeowners in other states	36,098	27,376	8,722	31.9%
Other lines in Massachusetts	35,468	27,593	7,875	28.5%
Other lines in all other states	991	764	227	29.7%

Total Direct Premiums Written	$1,658,969	$1,406,856	$ 252,113	17.9%

Net Premiums Written:
Personal automobile in Massachusetts	$1,101,171	$ 958,639	$ 142,532	14.9%
Personal automobile in other states	194,353	152,796	41,557	27.2%
Commercial automobile in Massachusetts	74,529	62,072	12,457	20.1%
Commercial automobile in other states	7,705	4,968	2,737	55.1%
Homeowners in Massachusetts	38,476	24,145	14,331	59.4%
Homeowners in other states	13,234	6,142	7,092	115.5%
Other lines in Massachusetts	11,262	6,693	4,569	68.3%
Other lines in all other states	405	235	170	72.3%
Assumed premiums from CAR	112,547	96,269	16,278	16.9%
Assumed premiums from other than CAR	1,817	1,055	762	72.2%

Total Net Premiums Written	$1,555,499	$1,313,014	$ 242,485	18.5%

Earned Premiums:
Personal automobile in Massachusetts	$1,028,854	$ 878,739	$ 150,115	17.1%
Personal automobile in other states	186,072	146,381	39,691	27.1%
Commercial automobile in Massachusetts	68,537	55,752	12,785	22.9%
Commercial automobile in other states	6,631	3,139	3,492	111.2%
Homeowners in Massachusetts	30,302	21,682	8,620	39.8%
Homeowners in other states	10,092	5,459	4,633	84.9%
Other lines in Massachusetts	8,841	7,007	1,834	26.2%
Other lines in all other states	331	206	125	60.7%
Assumed premiums from CAR	104,297	90,594	13,703	15.1%
Assumed premiums from other than CAR	1,671	1,081	590	54.6%

Total Earned Premiums	$1,445,628	$1,210,040	$ 235,588	19.5%

Earned premiums in Massachusetts	$1,136,534	$ 963,180	$ 173,354	18.0%
Earned premiums - assumed	105,968	91,675	14,293	15.6%
Earned premiums in all other states	203,126	155,185	47,941	30.9%

Total Earned Premiums	$1,445,628	$1,210,040	$ 235,588	19.5%

      The increase in Massachusetts personal automobile direct premiums written during 2003 resulted primarily from a 7.9% increase in average written premium per written exposure coupled with a 6.9% increase in the number of exposures written. We attribute the growth in exposures to increased penetration of our independent agents' books of business as the overall number of exposures in Massachusetts has had less than 1% growth during the period. The increase in other than Massachusetts personal automobile and homeowners business was primarily due to additional rate per policy coupled with an approximate 10% increase in business written, offset slightly by a decreased retention in personal automobile in-force policies.

      Our increase in Massachusetts commercial automobile premiums is directly related to our effort to increase writings in this line of business and from increases in the average rate per policy. Our increase in Massachusetts homeowner premiums is primarily related to:

*	an 11.4% increase in average premium per policy;

*	increases in policy count due to an increased number of agents;

*	fewer carriers writing homeowner business;

*	our pricing position in the marketplace; and,

*	agents writing more homeowner business to achieve a homeowner discount for their customer when we also insure the customer's automobile.

The increase in total earned premiums for 2003 was primarily attributable to increases in personal and commercial automobile business.

Net Investment Income

      Net investment income is affected by the composition of our investment portfolio and yields on those investments. As depicted in the following table, net investment income for the year ended 2003 decreased $6.3 million, or 6.4%, compared to 2002, principally as a result of a decrease in average yields partially offset by an increase in average invested assets at cost. The decrease in yield is primarily due to lower short-term yields coupled with an environment of lower average long-term yields and higher yielding investment securities being called. The decline in average long-term yields is illustrated by a decrease in the yield on 10-year government bonds which declined 59 basis points from an average of 4.57% at December 31, 2002 to an average of 3.98% at December 31, 2003.

	Years Ended

	2003	2002

Investment Return:
Average month-end investments (at cost)	$ 1,742,869	$ 1,576,219
Net investment income before tax	92,183	98,466
Net investment income after-tax	73,210	78,236
Net investment income as a percentage of average net investments (at cost)	5.3%	6.3%
Net investment income after-tax as a percentage of average net investments (at cost)	4.2%	5.0%

Premium Finance and Service Fees

      Premium finance and service fees increased $5.4 million, or 25.2%, during the year ended 2003, as a result of increased business and a service fee increase on Massachusetts new and renewal business from $3.00 to $4.00 per installment payment, for policies with effective dates on or after July 1, 2002.

Investment Gains and Losses

       Net realized investment gains totaled $76.1 million, or $1.66 per diluted share, for the year ended 2003 as compared to net realized investment losses of $82.4 million, or $2.07 per diluted share, for 2002.

      During 2003, we sold a significant portion of our securities with unrealized gains in order to implement a change in our investment view. Our investment strategy emphasizes investment yield while maintaining investment quality. The focus of our investment objectives continues to be maximizing after-tax investment income through investing in high quality diversified investments structured to maximize after-tax investment income while minimizing risk. A secondary objective is to achieve above average after-tax total return. Our funds are generally invested in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. This change in view caused us to reduce the average duration of our investment portfolio during the second and third quarters, which in turn resulted in the sale of a number of securities that had increased in value significantly as overall credit spreads tightened. This caused overall portfolio turnover (e.g. volume of trades) to increase beyond that of recent years. The portfolio sales occurred in securities that had been purchased during 2003 as well as those purchased in previous years. Thus, while we did sell some higher yielding instruments, the overall after-tax yield of the portfolio did not fall significantly beyond the decline in interest rates as a whole. During the third quarter as interest rates rose, we began to invest in longer-term securities, resulting in a slightly higher duration at year end. Primarily as a result of these sales, we realized net investment gains of $56.3 million in those categories for the year ended 2003, compared to a net realized investment loss of $1.3 million on sales of securities in those categories during 2002.


      Of the remaining $76.1 million total of net realized gains, we recognized net gains of $37.7 million for the year ended 2003 attributable to the change in the net asset value of seven closed-end preferred stock mutual funds in which we owned 20% or more through the period our ownership remained greater than 20%. During the third and fourth quarters of 2003, we dropped below the 20% ownership level and did not have the ability to exercise significant influence over operating and financial policies for six funds. Therefore, as of December 31, 2003, the investments were reported at fair market value and the unrealized gains or losses from the point our ownership fell below 20% to year end were reported as comprehensive income. See "Critical Accounting Policies -Investments." For the year ended 2003, the net realized investment gains attributable to these fund investments were $37.7 million, as compared to net realized investment losses of $45.1 million for that category of investments for 2002. Market conditions during 2003 caused a significant increase in the net asset value of those funds and, as a direct consequence, an increase in the net realized investment gains that we recognized for those investments for the year ended 2003.

      Our gains on investment securities were partially offset by write-downs for other-than-temporary declines in the market value of certain fixed maturities, preferred stocks and common stocks totaling $17.6 million and $32.1 million for the years ended 2003 and 2002, respectively. The other-than-temporary write-downs for the 2003 period consisted of $2.4 million for one municipal bond, $7.1 million for three corporate bonds, $7.3 million for three preferred stocks and $0.8 million for five common stocks. The other than temporary write-downs for 2002 consisted of $0.8 million for one municipal bond, $16.1 million for three corporate bonds, $9.1 million for eight preferred stocks and $6.1 million for two common stocks.


      We use the aging table below in our analysis of our exposure to potential other-than-temporary impairment. Gross unrealized losses on our fixed maturity and equity securities at December 31, 2003 by duration of unrealized loss and by credit quality (for fixed maturity securities) follow (dollars in thousands):

		0 - 6	6 - 12	12 - 24	Over 24
	Total	Months	Months	Months	Months

Total equity and fixed maturity
securities:
Number of positions	135	52	59	7	17

Total fair value	$677,761	$307,839	$313,455	$10,742	$45,725
Total amortized cost	692,761	311,379	322,933	10,783	47,666

Unrealized loss	$(15,000)	$(3,540)	$(9,478)	$(41)	$(1,941)

Unrealized loss percentage to fair value	2.2%	1.1%	3.0%	0.4%	4.2%

Equity securities:
Number of positions	31	11	16	2	2

Total fair value	$95,922	$37,250	$48,468	$2,180	$8,024
Total cost	99,332	38,179	50,720	2,205	8,228

Unrealized loss	$(3,410)	$(929)	$(2,252)	$(25)	$ (204)

Unrealized loss percentage to fair value	3.6%	2.5%	4.6%	1.1%	2.5%

Total fixed maturity securities:
Number of positions	104	41	43	5	15

Total fair value	$581,839	$270,589	$264,987	$8,562	$37,701
Total amortized cost	593,429	273,200	272,213	8,578	39,438

Unrealized loss	$(11,590)	$(2,611)	$(7,226)	$(16)	$(1,737)

Unrealized loss percentage to fair value	2.0%	1.0%	2.7%	0.2%	4.6%

Investment grade fixed maturity
securities:
Number of positions	97	35	43	4	15

Total fair value	$562,754	$254,934	$264,987	$5,132	$37,701
Total amortized cost	574,109	257,315	272,213	5,143	39,438

Unrealized loss	$(11,355)	$(2,381)	$(7,226)	$(11)	$(1,737)

Unrealized loss percentage to fair value	2.0%	0.9%	2.7%	0.2%	4.6%

Below investment grade fixed maturity
securities:
Number of positions	7	6	-	1	-

Total fair value	$19,085	$15,655	$-	$3,430	$-
Total amortized cost	19,320	15,885	-	3,435	-

Unrealized loss	$(235)	$(230)	$-	$(5)	$-

Unrealized loss percentage to fair value	1.2%	1.5%	-%	0.2%	-%

      None of our securities at December 31, 2003 has been in an unrealized loss position for more than 34 months. For our unrealized loss positions held between 24 and 34 months, 27%, or $12.7 million (cost), were rated AAA and were generally below amortized cost primarily due to interest rate moves. In addition, 56%, or $26.7 million, were invested in municipal bonds, all of which were rated investment grade. We do not believe any of these bonds warrant an other-than-temporary write-down as their fair values were below cost primarily due to general market conditions and not due to specific credit concerns of the obligor. The remaining 17%, or $8.2 million, consists of utility company preferred stocks rated BA2/BB+. The operating company of this utility is rated investment grade. We believe these unrealized losses are temporary in nature, that the obligor will continue to meet its obligations and we intend to hold these securities to their maturity. We will continue to monitor these holdings closely.

      For our unrealized loss positions held between 12 and 24 months, 45%, or $4.8 million (cost), were rated AAA and generally had market values that were below amortized cost due to the effect of interest rate moves. In addition, 23%, or $2.5 million, were investment grade rated municipal bonds and preferred stocks which we feel will continue to meet their obligations. The remaining 32%, or $3.4 million, is attributable to a B rated municipal housing issuer from which we expect

to receive full payment upon the sale of assets underlying the securities. The closing of this transaction is expected in the first quarter of 2004.

      For our unrealized loss positions held between 6 and 12 months, approximately 74%, or $238.7 million (cost), were rated AAA and generally had market values below amortized cost due to interest rate moves. In addition, 25%, or $79.6 million, were invested in investment grade corporate and municipal bonds and preferred stocks. We view the declines in these securities as temporary, as the declines were principally due to market conditions and not due to the specific credit concerns of the obligor. Lastly, about 1.5%, or $4.5 million, were invested in utility preferred stocks that were rated below investment grade, though the respective operating companies carry investment grade ratings. We believe these unrealized losses are temporary in nature, that the obligor will continue to meet its obligations and we intend to hold these securities to their maturity. We will continue to monitor these holdings closely.

Unrealized losses from our below investment grade fixed maturity securities by credit quality at December 31, 2003 follow:
				CC or
	Total	BB	B	Lower

State and political subdivision	$6	$-	$5	$1
Corporate	229	157	72	0

Total	$235	$157	$77	$1

Percentage of total fixed maturity security unrealized losses	2.1%	1.4%	0.7%	0.0%

Losses and Loss Adjustment Expenses

      Our loss and LAE ratio (on a statutory basis) decreased to 73.4% for the year ended 2003 compared to 75.1% for 2002. The decrease was primarily driven by slightly more favorable experience in the current year personal automobile line of business due to increases in average earned premium revenue per automobile and more favorable loss reserve development compared to 2002.

A reconciliation of beginning and ending reserves for losses and loss adjustment expenses for the years ended 2003 and 2002, net of reinsurance deductions from all reinsurers including CAR, follows:

	2003	2002

Incurred losses and LAE:
Provision for insured events of the current year	$1,095,371	$924,206
Decrease in provision for insured events of prior years	(25,224)	(14,437)

Total incurred losses and LAE	1,070,147	909,769

Payments:
Losses and LAE attributable to insured events of the current year	625,803	539,555
Losses and LAE attributable to insured events of prior years	330,349	286,022

Total payments	956,152	825,577

Increase in loss and LAE reserves during the year	113,995	84,192
Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, beginning
of year	678,348	594,156

Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, end of year	792,343	678,348
Ceded reinsurance recoverable	165,010	137,278

Loss and LAE reserves, end of year	$957,353	$815,626

      As a result of changes in estimates of insured events in prior years, the provision for loss and loss adjustment expenses decreased $25,224 for the year ended 2003 and $14,437 for the year ended 2002. The favorable development is due primarily to lower than anticipated losses related to the personal automobile liability line of business, offset by worse development in automobile physical damage and commercial automobile liability. Conditions and trends that have affected development in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based upon these developments. The amounts we will ultimately incur from loss and loss adjustment expenses could differ materially in the near term from the amounts recorded.


      Approximately $35,000 in personal automobile liability redundancies developed for the year ended 2003, with two thirds of this amount coming from the 2002 and 2001 accident years. The remaining redundancy in this area came about evenly from the four accident years prior to this. The primary reason for the redundancies in this area is that claim severity came in better than we anticipated. The approximate $4,700 worse development in automobile physical damage occurred in the 2002 accident year offset by redundancies in the 2001 accident year. The 2002 impact was mainly from higher IBNR claims as a result of a severe winter storm during the last week of 2002, coupled with higher severity on physical damage claims. The 2001 redundancies primarily resulted from higher than anticipated subrogation. We also experienced deficiencies of $2,300 and $1,500 for accident years 2001 and 2002, respectively, in 2003 in our commercial automobile liability area. These deficiencies were primarily related to higher severity as compared to claims incurred in prior years. Various redundancies and deficiencies for the other lines of business and accident years combined for the remaining approximately $1,300 net deficiency.

      The redundancies for year end 2002 primarily related to the 2001 personal automobile liability area, as claim severity mainly came in better than anticipated and was offset by worse development for the previous accident years.

Total unpaid losses and LAE by line of business at December 31, 2003 and 2002 follow (in millions):

	2003	2002

Private passenger automobile	$575.3	$500.2
Commercial automobile	47.0	35.8
CAR	240.3	209.4
Homeowners	58.4	45.1
Other	36.4	25.1

Total	$957.4	$815.6

Ceded unpaid losses and LAE recoverable by line of business at December 31, 2003 and 2002 follow (in millions):

	2003	2002

Private passenger automobile	$-	$0.1
Commercial automobile	-	-
CAR	107.1	93.9
Homeowners	34.4	27.0
Other	23.6	16.3

Total	$165.1	$137.3

      Unpaid losses and LAE reserves prior to the effect of ceded reinsurance recoverable, by line of business, at December 31, 2003 and 2002, and the actuarial low and high range estimates at December 31, 2003 follow (in millions):

			2003 Actuarial Estimate

	2003	2002	Low	High

Private passenger automobile	$575.3	$500.1	$498.4	$579.8
Commercial automobile	47.0	35.8	41.5	48.7
CAR	133.2	115.5	126.5	146.5
Homeowners	24.0	18.1	19.4	23.1
Other	12.8	8.8	8.4	9.8

Total	$792.3	$678.3	$694.2	$807.9

Policy Acquisition Costs

      As a percentage of net premiums written, statutory underwriting expenses for our insurance subsidiaries improved to 22.9% for the year ended 2003 as compared to 23.6% for 2002. The improvement was primarily due to lower 2003 policy year mandated Massachusetts personal automobile commission rates partially offset by a charge for an assessment from the Massachusetts Insurers Insolvency Fund ("MIIF") of $8.1 million in 2003, compared to a 2002 MIIF charge of $4.5 million.

Combined Ratio

      For the year ended 2003, our statutory combined ratio was 96.3%, compared with 98.7% for 2002. The decrease in the combined ratio was primarily the result of the factors that resulted in the lower loss and underwriting ratios previously mentioned.

Income Taxes

      Our overall effective tax rate for the year ended 2003 was 26.5% as compared to 32.8% for 2002. In both years, our effective rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest and the corporate dividends received deduction. Our income tax rate for the year ended 2002 was adversely impacted by a tax valuation allowance of $3.9 million related to a deferred tax asset previously established for realized investment losses. Our income tax rate for 2003 was benefited by the reversal of the tax valuation allowance from 2002.

Change in Accounting Principle

      Due to the effect of a change in accounting principle related to goodwill, we recorded income in the first quarter of 2002, net of taxes, of $11.2 million, or $0.34 per share (diluted). This amount represented the remaining unamortized negative goodwill related to closed-end preferred stock mutual funds and the remaining excess of book value of subsidiary interest over cost relating to the 1999 acquisition of American Commerce. Negative goodwill and the excess of book value of subsidiary interest over cost were created in these acquisitions because the underlying value of the assets purchased exceeded the purchase price. The subsequent recognition of income that occurred as these items were eliminated was not a taxable event but instead became part of the basis of the acquired asset.

Year Ended December 31, 2002 compared to Year Ended December 31, 2001

Overview

      Our net earnings for the year ended 2002 were adversely affected primarily by a significant increase in our net realized investment losses and, to a lesser extent, by an increase in our losses and loss adjustment expenses, which together more than offset an increase in our earned premiums.

Our after-tax net realized investment losses increased by $62.6 million for the year ended 2002 compared to the year ended 2001. The increased losses resulted primarily from:

*

the unfavorable impact of the decline in utility common stocks on the net values of various closed-end preferred stock mutual funds that we must reflect in our net realized investment losses using the equity method of accounting; and,

* write-downs for other-than-temporary declines in the market value of various investment securities. See "Investment Gains and Losses."

      Our losses and loss adjustment expenses increased by $128.1 million, or 16.4%, in 2002 compared to 2001. The increase resulted primarily from our premium growth and an increase in our loss ratio (on a statutory basis) to 75.1% for 2002 compared to 74.5% for 2001. See "Losses and Loss Adjustment Expenses."

Our earned premiums increased by $166.4 million, or 15.9%, in 2002 compared to 2001, primarily resulting from:

*

an increase of $102.2 million, or 13.2%, in earned premiums for personal automobile coverage in Massachusetts, primarily because of our acquisition of the personal automobile business of two companies that were exiting that market;

* an increase of $29.9 million, or 25.7%, in earned premiums for personal automobile coverage outside of Massachusetts; and,

* an increase of $12.7 million, or 29.6%, in earned premiums for commercial automobile coverage in Massachusetts. See "Premiums" on the following page.

Premiums

The following table and discussion compares direct premiums written, net premiums written and earned premiums for the years ended 2002 and 2001:

	2002	2001	Change	Change

Direct Premiums Written
Personal automobile in Massachusetts	$1,032,438	$ 859,922	$ 172,516	20.1%
Personal automobile in other states	155,045	122,320	32,725	26.8%
Commercial automobile in Massachusetts	74,879	58,088	16,791	28.9%
Commercial automobile in other states	5,151	1,514	3,637	240.2%
Homeowners in Massachusetts	83,610	69,716	13,894	19.9%
Homeowners in other states	27,376	18,710	8,666	46.3%
Other lines in Massachusetts	27,593	21,423	6,170	28.8%
Other lines in all other states	764	714	50	7.0%

Total Direct Premiums Written	$1,406,856	$1,152,407	$ 254,449	22.1%

Net Premiums Written:
Personal automobile in Massachusetts	$ 958,639	$ 797,534	$ 161,105	20.2%
Personal automobile in other states	152,796	122,256	30,540	25.0%
Commercial automobile in Massachusetts	62,072	48,991	13,081	26.7%
Commercial automobile in other states	4,968	1,477	3,491	236.4%
Homeowners in Massachusetts	24,145	19,481	4,664	23.9%
Homeowners in other states	6,142	4,576	1,566	34.2%
Other lines in Massachusetts	6,693	4,661	2,032	43.6%
Other lines in all other states	235	172	63	36.6%
Assumed premiums from CAR	96,269	79,360	16,909	21.3%
Assumed premiums from other than CAR	1,055	459	596	129.8%

Total Net Premiums Written	$1,313,014	$1,078,967	$ 234,047	21.7%

Earned Premiums:
Personal automobile in Massachusetts	$ 878,739	$ 776,552	$ 102,187	13.2%
Personal automobile in other states	146,381	116,479	29,902	25.7%
Commercial automobile in Massachusetts	55,752	43,008	12,744	29.6%
Commercial automobile in other states	3,139	711	2,428	341.5%
Homeowners in Massachusetts	21,682	18,286	3,396	18.6%
Homeowners in other states	5,459	3,731	1,728	46.3%
Other lines in Massachusetts	7,007	4,123	2,884	69.9%
Other lines in all other states	206	158	48	30.4%
Assumed premiums from CAR	90,594	80,176	10,418	13.0%
Assumed premiums from other than CAR	1,081	428	653	152.6%

Total Earned Premiums	$1,210,040	$1,043,652	$ 166,388	15.9%

Earned premiums in Massachusetts	$ 963,180	$ 841,969	$ 121,211	14.4%
Earned premiums - assumed	91,675	80,604	11,071	13.7%
Earned premiums in all other states	155,185	121,079	34,106	28.2%

Total Earned Premiums	$1,210,040	$1,043,652	$ 166,388	15.9%


      The increase in Massachusetts personal automobile direct premiums written resulted primarily from increases of 13.8% and 14.0% in the number of Massachusetts personal automobile exposures for liability and physical damage coverage, respectively, and from increases in rates for the coverage types noted below. The components of these changes for 2002 and 2001 follow:

	2002	2001
Coverage Type	Rate Change (1)	Rate Change (1)

Liability:
Bodily injury	6.0%	(2.1)%
Personal injury protection	18.7%	(12.9)%
Property damage to others	3.9%	1.0%
Physical Damage:
Collision	4.8%	(0.1)%
Comprehensive	0.1%	(7.6)%
Total (2)	5.3%	(1.9)%

(1)	Represents change in our average rate per exposure from our prior year average rate for Massachusetts private passenger automobile premiums.
(2)

The total rate change depicted is the result of the weighted average of premiums written for all coverages divided by liability exposures only, because all exposures are required to carry liability coverage.

      The above percentage changes were primarily the result of rate modifications in the individual coverage components in the 2002 state mandated rates, changes in our safe driver rate deviations, and changes in the distribution of our business by class and territory. The combination of these factors resulted in a 5.3% increase in the average personal automobile premium per exposure in 2002. Despite no change from the previous year for the 2002 state mandated average rates, our increase in the average personal automobile premium per exposure was primarily due to the above-noted changes. Also having an impact, was the fact that the announced rate decision did not include the effect of future purchases of new automobiles in the year to which the rate decision applied. In addition, our mix of personal automobile business differs from that of the industry. In 2002, we did not offer our customers safe driver deviations.

      Included in the premium increase for Massachusetts personal automobile direct premiums written are premiums that were the result of appointments of new agents. During 2002, we had 127 new appointments, of which 89 were from voluntary agents resulting in an additional $50.5 million in premiums. These new appointments were primarily the result of our agreements to acquire the Massachusetts personal automobile business from Berkshire Mutual Insurance Company and MassWest Insurance Company. See Item 1, "Agreements for the Transfer of Massachusetts Business from Other Companies in 2002." The remainder of the new appointments resulted from ERPs. Business obtained from new ERPs amounted to $17.0 million during 2002.

      The AAA affinity group discount for 2002 was established at 6.0%, which was unchanged from 2001. In 2001, for drivers who qualified, our AAA affinity group discount and safe driver deviations could be combined for up to a 7.9% reduction from state-mandated rates. In 2002, we did not offer a safe driver discount.

      Although direct premiums written for personal automobile insurance in states other than Massachusetts increased 26.8% in 2002, an overall depressed rate environment and adverse development of prior year reserves resulted in diminished underwriting profits. Personal automobile direct premiums written by American Commerce increased $26.6 million, or 31.3%, to $111.8 million in 2002 as compared to $85.1 million in 2001, due primarily to book rollovers of business from existing agents, partially offset by decreases in states where we are not actively pursuing writings. Personal automobile direct premiums written from Commerce West increased $3.9 million, or 10.5%, to $41.1 million in 2002 as compared to $37.2 million in 2001. Both companies primarily target preferred insurance risks and write predominantly personal automobile insurance. Commerce West's recent growth is attributable to preferred personal automobile business. Personal automobile policies for both companies are written primarily for a policy term of six months.

      The increase in direct premiums written for Massachusetts commercial automobile insurance in 2002 was due primarily to an increase of approximately 14.0% in the number of policies written, combined with a 13.0% increase in the average commercial automobile premium per policy. The increase in premium per policy was attributable to demand for insurance exceeding supply in the commercial automobile market, as well as our own increase of volume of larger commercial automobile accounts. In 2002, we experienced an increase of approximately $1.9 million from policies with premiums in excess of $50. In addition, base rates for other voluntary commercial automobile policies have increased moderately, and a reduction in Individual Risk Premium Modification, or IRPM, credits has occurred, favorably affecting


average premiums per policy. In addition, we experienced approximately a 3.0% increase in rates for policies written through CAR. The increased business was attributable to our initiative to expand writings.

The increase in direct premiums written for Massachusetts homeowners insurance in 2002 was due primarily to a 10.8% increase in the number of Massachusetts policies written coupled with a 7.3% increase in the average Massachusetts premium per policy. Our increase in Massachusetts homeowner premiums is primarily related to several factors:

*	an increased number of agents;

*	fewer carriers writing homeowner business;

*	our pricing position in the market place; and,

*	the bundling of homeowners insurance with automobile insurance, which provides a homeowner discount to customers.

      Homeowners insurance written by American Commerce in other states increased 46.3% to $27.4 million in 2002 due primarily to book rollovers of business from existing agents and the impact caused by contraction of authority to write homeowner business by competitors. Homeowner policies in all states are written primarily for a policy term of one year.

      The increase in total net premiums written was primarily due to the growth in direct premiums written as described above offset by an increase in premiums ceded to CAR and the quota share agreement. Net premiums written for homeowners insurance in all other states increased $1.6 million, with net premiums written of $6.1 million in 2002 as compared to $4.6 million in 2001.

The increase in total earned premiums during 2002 was primarily due to increases in written premiums as described above and 2001 written premiums being earned in 2002.

Net Investment Income

      As depicted in the accompanying table, net investment income before taxes for 2002 decreased $1.1 million, or 1.1%, as compared to 2001, principally as a result of a decreased in yield partially offset by an increase in average invested assets at cost. The decrease in yield was primarily due to lower short-term yields, coupled with an environment of lower long-term yields and higher yielding investment securities being called. During 2002, we purchased approximately $142 million of Fannie Mae ("FNMA") securities. We believe these securities will have a duration of less than three years. This will allow us to achieve higher yields until longer term investments are acquired. Net investment income as a percentage of total average investments was 6.3% in 2002 compared to 6.6% in 2001. Net investment income, after-tax, as a percentage of total average investments, was 5.0% in 2002 and 5.3% in 2001.

	Years Ended

	2002	2001

Investment Return:
Average month-end investments (at cost)	$1,576,219	$1,506,485
Net investment income before tax	98,466	99,563
Net investment income after-tax	78,236	79,124
Net investment income as a percentage of average net investments (at cost)	6.3%	6.6%
Net investment income after-tax as a percentage of average net investments (at cost)	5.0%	5.3%

Premium Finance and Service Fees

      Premium finance and service fees increased $3.7 million, or 20.6%, during 2002, as a result of increased business and a service fee increase on Massachusetts new and renewal business from $3.00 to $4.00 per installment payment, for policies with effective dates on or after July 1, 2002.

Investment Gains and Losses

      Net realized investment losses totaled $82.4 million during 2002 as compared to $10.6 million in 2001. Net realized investment losses during 2002 were primarily centered in two areas: closed-end preferred stock mutual funds and other-than-temporary impairments. Declines in the market values of utility stocks held by various closed-end preferred stock mutual funds totaling $44.6 million were the primary reasons for these losses. We reflect these declines through realized losses


because our significant level of ownership requires the use of the equity method of accounting for these funds. See "Critical Accounting Policies - Investments" above for more information on our use of the equity method of accounting for these funds.

      The realized losses for 2002 also resulted from write-downs for other-than-temporary declines in the market value of certain fixed maturities, preferred and common stocks totaling $32.1 million. Our management focuses on the potential impairment of investments for other-than-temporary declines in market value. During 2002, an impairment in an investment was deemed to be other-than-temporary when a security's market value had diminished by more than 25% of cost for two consecutive calendar quarters. If the contractual terms of the security were being complied with, management performed a cash flow valuation to determine the potential impairment of the security. If the security was deemed impaired, we adjusted the security's cost to market value by recording a realized loss based on publicly available information or, in the absence of such information, to a value based on cash flow modeling. See "Critical Accounting Policies - Investments" above for more information about our current policy for determining whether an other-than-temporary decline in investment securities has occurred.

      During 2002, $3.7 million in realized investment losses were also incurred related to our investments in venture capital funds. These investments primarily provide seed capital for start-up companies with emerging high technology initiatives in the financial services industry. These investments are made in limited partnerships and our exposure to loss is limited to our actual investment. Investments in these venture capital funds are accounted for on an equity basis.

Losses and Loss Adjustment Expenses

      Our loss and LAE ratio (on a statutory basis) increased to 75.1% in 2002 as compared to 74.5% in 2001. The primary reasons for this increase were higher private passenger automobile losses from CAR as a result of increased participation in CAR and higher CAR loss ratios, coupled with an increase in the frequency of personal automobile bodily injury claims compared to last year. Another factor in the increase resulted from business written outside of Massachusetts for which the loss ratio increased to 86.4% during 2002 as compared to 84.6% for 2001. These factors were somewhat offset by a lower physical damage claim frequency and a lower loss ratio in the Massachusetts commercial automobile line.

      The following table reconciles beginning and ending reserves for losses and loss adjustment expense, net of reinsurance deductions from all reinsurers including CAR, as shown in our consolidated financial statements for the years indicated.

	2002	2001

Unpaid losses and loss adjustment expense reserves, beginning of year, prior to effect of
ceded reinsurance recoverable	$594,156	$585,867

Incurred losses and loss adjustment expenses:
Provision for insured events of the current year	924,206	816,951
Decrease in provision for insured events of prior years	(14,437)	(35,320)

Total incurred losses and loss adjustment expenses	909,769	781,631

Payments:
Losses and loss adjustment expenses attributable to insured events of the current year	539,555	487,918
Losses and loss adjustment expenses attributable to insured events of prior years	286,022	285,424

Total payments	825,577	773,342

Unpaid losses and loss adjustment expense reserves prior to effect of ceded
reinsurance recoverable	678,348	594,156
Ceded reinsurance recoverable	137,278	101,036

Unpaid losses and loss adjustment expense reserves at the end of year per financial
statements	$815,626	$695,192

      The decrease in provision for insured events of prior years represents redundancies for reserves established for prior years. This decrease in provision was principally the result of re-estimation of unpaid losses and loss adjustment expenses principally on the personal automobile, commercial automobile and homeowners lines of business.

Policy Acquisition Costs

      As a percentage of net premiums written, our statutory underwriting expenses decreased to 23.6% in 2002 as compared to 24.2% in 2001. The improvement was primarily due to a lower mandated Massachusetts personal automobile commission rate in 2002 as compared to 2001, and to lower general underwriting expenses. Another factor in the decrease resulted from business written outside of Massachusetts where the underwriting expense ratio decreased to 29.7% for 2002 as


compared to 32.6% for 2001. These factors were partially offset by higher contingent commission expenses and higher insolvency assessments. The 2002 underwriting ratio includes a $4.5 million charge, as compared to a $3.1 million charge in 2001, representing our allocation from the MIIF.

Combined Ratio

Our statutory combined ratio was 98.7% for both 2002 and 2001. This resulted in an underwriting profit of 1.3% for both 2002 and 2001. This was the result of the factors mentioned above.

Income Taxes

      Our effective tax rate was 32.8% and 17.1% for the years ended December 31, 2002 and 2001, respectively. In 2002, the effective tax rate was affected by the write-off of deferred tax assets of $14.8 million. This amount was comprised of $10.9 million from the write-off of a deferred tax asset associated with realized losses on our closed-end preferred stock mutual funds that were ineligible for a tax benefit and $3.9 million of valuation allowance associated with our inability to claim a portion of our realized losses against prior years' realized gains. In 2001, the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends received deduction.

Minority Interest in Net Loss of Subsidiary

      Effective January 1, 2002, the ownership interests in ACIC Holding Co., Inc. were recapitalized. Prior to the recapitalization at December 31, 2001, we maintained an 80% common stock interest and AAA Southern New England, or AAA SNE, maintained a 20% common stock interest in ACIC Holding. Additionally, all ACIC Holding preferred stock was owned by us. The recapitalization resulted in the redemption of our ACIC Holding preferred stock in exchange for 3,000 additional shares of ACIC Holding common stock. This resulted in an increase in our ACIC Holding common stock interest to 95% with AAA SNE maintaining a 5% ACIC Holding common stock interest, with no preferred stock outstanding.

Net Earnings

      Our net earnings decreased $43.5 million, or 48.2%, to $46.8 million during 2002 as compared to $90.3 million in 2001, resulting primarily from an increase in our net realized investment losses of $71.8 million and an increase in our losses and loss adjustment expenses of $128.1 million, which together more than offset an increase of $166.4 million in our earned premiums, all as previously described in this section. Net earnings for 2002 included income, net of taxes, of $11.2 million due to the effect of a change in accounting principle related to SFAS No. 142.

Change in Accounting Principle

See item as previously stated in this report in our comparison of 2003 to 2002.

2001 Restatement for Employee Stock Option Variable Accounting Treatment Made in 2002

      In 2002, we restated 2001 for the effect of a change in accounting for employee stock options. For employee stock options which we issued from 1999 through 2001, we used fixed accounting treatment through September 30, 2002. At that time, we concluded that variable accounting treatment was more appropriate than fixed accounting treatment. Therefore, we applied variable accounting treatment in 2002, as well as retroactively to 2001 and prior years. Accordingly, in 2002, we restated results for 2001 and the first three quarters of 2002. The impact of the restatement for the year ended 2001 resulted in a decrease in net earnings of $2.8 million, or $0.08 per diluted share. As allowed by Statement of Financial Accounting Standards ("SFAS") No. 148, we have elected to continue to apply variable accounting for our stock options granted in 1999 and 2000. We continue to comply with Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in applying fixed accounting for the employee stock options granted in 2001.

Liquidity and Capital Resources

      The primary sources of our liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments. The primary uses of our liquidity are payment of policy claims, operating costs and payment of dividends to our stockholders.

      Our operating activities provided cash of $260.1 million in the year ended 2003 as compared to $231.4 million during 2002, representing an increase of $28.7 million, or 12.4%. Premiums collected less loss and policy acquisition cost payments were $53.8 million higher for the year ended 2003 compared to 2002. The primary reason for this increase is that


the increase in premiums collected outpaced the increase in losses and LAE paid and the policy acquisition costs paid. This occurs when we have significant increases in business, as claims paid tend to lag behind premiums collected. Net investment income received continued to decline, and was approximately $10 million less than prior year, due primarily to decreased investment yields and higher yielding securities being called.

      For the years ended 2003 and 2002, net cash flows from investing activities used cash of $504.0 million and $127.2 million, respectively. The majority of the difference was a $1.6 billion increase in purchases of fixed securities and equity securities, partially offset by an increase in the proceeds from the sales and maturities of fixed maturities, equities and closed-end preferred stock mutual funds totaling $1.2 billion. This resulted from our decision to sell a significant portion of our securities with unrealized gains in order to implement a change in our investment view. This change in view caused us to reduce the average duration of our investment portfolio during the second and third quarters, which in turn resulted in the sale of a number of securities that had increased in value significantly as overall credit spreads tightened. This caused overall portfolio turnover (e.g. volume of trades) to increase beyond that of recent years. The portfolio sales occurred in securities that had been purchased during 2003 as well as those purchased in previous years. Thus, while we did sell some higher yielding instruments, the overall after-tax yield of the portfolio did not fall significantly beyond the decline in interest rates as a whole. During the third quarter as interest rates rose, we began to invest in longer-term securities, resulting in a slightly higher duration at year end. Investing activities were funded by the accumulation of cash and cash provided by operating activities.

      The decrease in the carrying value of the closed-end preferred stock mutual funds in 2003 was primarily the result of sales and the reclassification of six preferred stock mutual funds in which we no longer have a greater than 20% ownership position. We no longer use the equity method of accounting for these six funds, but instead mark them to market.

      Cash flows provided by financing activities totaled $253.1 million during the year ended 2003 compared to $79.0 million used during 2002. The increase in cash in 2003, relative to 2002, was primarily from the net proceeds of our bond offering of $295.7 million, and from a $34.2 million reduction in treasury stock purchases. We issued $300 million face value of senior unsecured notes which mature December 9, 2013. We will pay 5.95% interest on these notes semi-annually on June 9 and December 9. We are using the proceeds for general corporate purposes, including enhancement of the capital position of our operating subsidiaries in support of recent premium growth, as well as to continue our diversification efforts outside of Massachusetts. We and our subsidiaries will be able to issue or incur additional indebtedness that is senior to the notes in the future, provided the secured portion of such debt does not exceed 15% of our consolidated tangible net worth.

      Cash used in financing activities totaled $79.0 million during the year ended 2002 compared to $63.2 million during 2001. During 2002, cash flows used in financing activities consisted of $40.3 million in dividends paid to stockholders and $48.8 million used to purchase 1.3 million shares of treasury stock, partially offset by $10.1 million from the issuance of common stock pursuant to our stock option plan. During 2001, cash flows used in financing activities consisted of $40.0 million in dividends paid to stockholders and $23.3 million used to purchase approximately 623,000 shares of treasury stock.

      We purchased a 130,000 square foot building in 2001 and renovated it during 2002. Expenditures in 2003, 2002 and 2001 were $2.0 million, $13.1 million and $4.9 million, respectively. The project was complete as of December 31, 2003.

      We rely upon dividends from our operating subsidiaries for our cash requirements, including payments of interest and principal on the notes. Under Massachusetts law, if our subsidiaries wish to make any dividend or other distribution to us, they may, within certain limitations, pay such dividends and then file a report with the Commissioner. The aggregate amount of dividends calculated in accordance with regulations of Massachusetts, California and Ohio that could have been paid in 2003 from all of our insurance subsidiaries without prior regulatory approval was approximately $76.0 million, of which $66.2 million was declared and paid as of December 31, 2003.

      Investments. Our funds are generally invested in securities with maturities intended to provide adequate funds to pay claims without the forced sale of investments. The carrying value (at market and equity) of total investments, including cash and cash equivalents at December 31, 2003 was $2.2 billion. These funds provide sufficient liquidity for the payment of claims and other short-term cash needs.

Our fixed maturity and equity security portfolio at fair and equity values at December 31, 2003 and 2002 follows:

	2003	2002

Investment grade fixed maturity securities	$1,427,669	$ 662,604
Below investment grade fixed maturity securities	70,062	21,207

Total fixed maturity securities	1,497,731	683,811
Equity securities (1)	458,518	675,491

Total fixed maturity and equity securities	$1,956,249	$1,359,302

(1)	Represents preferred and common stocks and preferred stock mutual funds.

      Our fixed income portfolio's weighted average duration (which includes all fixed maturities and preferred stocks) as of December 31, 2003, was 5.6 years. At December 31, 2002, our fixed income portfolio had a weighted average duration of 4.5 years versus 5.7 years at December 31, 2001. The "duration" of a security is the time-weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates. The 2003 weighted average duration is short compared to the average stated maturity of 22.9 years because of our holdings in GNMA, FNMA and municipal housing bonds in the fixed maturity portfolio. The duration reflects industry prepayment assumptions. The municipal housing bonds are similar in nature to GNMAs in that they pay down principal during the life of the bond. For these types of bonds, investors are compensated primarily for reinvestment risk rather than credit quality risk. During periods of significant interest rate volatility, the underlying mortgages may prepay more quickly or more slowly than anticipated. If the repayment of principal occurs earlier than anticipated during periods of declining interest rates, investment income may decline due to the reinvestment of these funds at the lower current market rates. The analytic systems we used to calculate the above duration data utilize optional call dates, sinking fund requirements and assume a non-static prepayment pattern in deriving these averages.

Our fixed maturity security portfolio by investment type and credit quality as of December 31, 2003 follows:

	Investment Grade		Below Investment Grade

	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$ 294,167	$ 297,750	$ -	$ -
State and political subdivision	702,349	689,787	6,607	6,411
Corporate	251,115	241,875	63,455	61,798
Mortgage-backed	180,038	181,116	-	-

Total fixed maturity securities	$1,427,669	$1,410,528	$ 70,062	$ 68,209

Percentage of total fixed maturity securities	95.3%	95.4%	4.7%	4.6%

      Our credit quality classifications are based on Standard & Poor's ("S&P") rating agency designations. S&P's BB rating category is the highest quality tier within the below investment grade universe. Approximately 92% of the below investment grade fixed maturity securities are rated within the top two S&P tiers of the below investment grade categories.

Our below investment grade fixed maturity securities at fair value by credit quality at December 31, 2003 follow:

				CC or
	Total	BB	B	Lower

State and political subdivision	$ 6,607	$ -	$ 3,430	$ 3,177
Corporate	63,455	43,405	17,597	2,453

Total fixed maturity securities at fair value	$ 70,062	$ 43,405	$ 21,027	$ 5,630

Total fixed maturity securities at cost	$ 68,209	$ 42,592	$ 20,253	$ 5,364

Percentage of total fixed maturity securities	4.7%	2.9%	1.4%	0.4%

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of December 31, 2003 by maturity follow:

		Payments Due by Fiscal Period

Contractual Obligations	Total	2004	2005-06	2007-08	Thereafter

Bond indebtedness principal	$300,000	$ -	$ -	$ -	$ 300,000
Bond indebtedness interest	178,500	17,850	35,700	35,700	89,250

Total contractual obligations	$478,500	$ 17,850	$ 35,700	$ 35,700	$ 389,250

		Commitment Expiration

Commercial Commitments	Total	2004	2005-06	2007-08	Thereafter

Venture capital partnerships	$ 20,639	$ -	$ 945	$ -	$ 19,694

      We have commitments in two venture capital fund investments. These investments are made in limited partnerships and our exposure to loss is limited to our actual investment. One limited partnership investment required a commitment by us to invest up to $50.0 million into the partnership. As of December 31, 2003, we have invested $30.3 million into the partnership. The partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity, equity-related and other securities issued in expansion financing, start-ups, buy-outs and recapitalization transactions relating to companies in the areas of insurance, financial services, e-commerce, healthcare, and related businesses, including, without limitation, service and technology enterprises supporting such businesses.

      The other limited partnership interest required a commitment by us to invest up to $3.5 million into the partnership. As of December 31, 2003, we have invested $2.6 million into the partnership. The partnership was formed to operate as an investment fund principally for the purpose of making investments in equity and equity related securities of companies operating in the area of insurance distribution and distribution related activities.

      Our liabilities increased 38.3% at December 31, 2003 from December 31, 2002. The liability for losses and loss adjustment expenses represented 22.8% of the total liability increase, primarily as a result of increased business. The unearned premiums increase represented 19.8% of the total liability increase due primarily to increases in our business. The bond payable represented 47.9% of the total liability increase.

Liabilities for unpaid losses and loss adjustment expenses at December 31, 2003 and 2002 follow:

	2003	2002

Net voluntary unpaid loss and LAE reserves	$ 760,156	$ 650,892
Voluntary salvage and subrogation recoverable	(100,988)	(88,108)
Assumed unpaid loss and LAE reserves from CAR	155,874	138,355
Assumed salvage and subrogation recoverable from CAR	(22,699)	(22,790)

Total voluntary and assumed unpaid loss and LAE reserves	792,343	678,349
Adjustment for ceded unpaid loss and LAE reserves	174,010	146,277
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid loss and LAE reserves	$ 957,353	$ 815,626

      We have negotiated a 65% quota-share agreement for one year with modified terms. The new program became effective July 1, 2003. In the event of a catastrophe, recovery is limited to 65% of the loss with a maximum recovery estimated at $233 million, equating to a total loss to us of $359 million. Several limitations were added to the new contract regarding losses related to nuclear, chemical, and biological terrorist events. Our maximum loss recovery in case of these types of events is estimated at $26 million. Our estimated total loss, before reinsurance, on our other than automobile business for 100 and 250-year hurricanes is approximately $200 million and $322 million, respectively. We derived our estimates through the services of Employers Reinsurance Corporation on our December 31, 2002 other-than-automobile exposures, which utilized the RMS (Risk Management Solutions) risk assessment system, and are based on increases in policies written in 2003 that are subject to the quota share treaty. We believe that most property and casualty insurance companies establish their catastrophe reinsurance programs between the 100-year and 250-year storm estimates.


      Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. The following table presents, on a consolidated basis, our net premiums written to statutory surplus ratio:

	For the Year Ended

	2003	2002	2001

Net premiums written to statutory surplus ratio	1.45:1	1.98:1	1.51:1

      In connection with the acquisition of American Commerce in January 1999, we granted stock options to agents that had been placing business with American Commerce before the acquisition. As of December 31, 2003, 1,872,380 of these options are outstanding. Each option may be exercised on or after January 29, 2004. The options will expire on January 29, 2009. Each option has two components: the right to exercise and a put option. The right to exercise permits the agents to purchase a certain amount of our common stock at an exercise price of $36.32 per share. The put option allows the agent to require us to purchase the option from the agent at a price of $3.68 per share. The agents would have an incentive to exercise their put options if the price of our common stock was below $40.00 on the exercise date. All of these options, except for 55,070 options, are vested in the put option. Our accrued liability for the exercise of these options was $14.2 million at December 31, 2003. Our total liability under the put options would be $6.7 million.

Market Risk: Interest Rate Sensitivity and Equity Price Risk

      Our investment strategy emphasizes investment yield while maintaining investment quality. The focus of our investment objectives continues to be maximizing after-tax investment income through investing in high quality diversified investments structured to maximize after-tax investment income while minimizing risk. A secondary objective is to achieve above average after-tax total return. Our funds are generally invested in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. During 2003, we sold a significant portion of our securities with unrealized gains in order to implement a change in our investment view. This change in view caused us to reduce the average duration of our investment portfolio during the second and third quarters and included the sale of a number of securities which had increased in value significantly as overall credit spreads tightened. This caused overall portfolio turnover (e.g. volume of trades) to increase beyond that of recent years. The portfolio sales occurred in securities that had been purchased during 2003 as well as those purchased in previous years. Thus, while we did sell some higher yielding instruments, the overall after tax yield of the portfolio did not fall significantly beyond the decline in interest rates as a whole. During the third quarter as interest rates rose, we began to invest in longer-term securities, resulting in a slightly higher duration at year end 2003.

      In conducting investing activities, we are subject to, and assume, market risk. Market risk is the risk of an adverse financial impact from changes in interest rates and market prices. The level of risk assumed by us is a function of our overall objectives, liquidity needs and market volatility.

      We manage our market risk by focusing on higher quality equity and fixed income investments, by periodically monitoring the credit strength of companies in which investments are made, by limiting exposure in any one investment and by monitoring the quality of the investment portfolio by taking into account credit ratings assigned by recognized rating organizations. Our portfolio includes six securities in default, three corporate bonds, two preferred stocks and one municipal bond with a total carrying value of $4.0 million at December 31, 2003. Of our bonds and preferred stocks, 93% were rated in either of the two highest quality categories provided by the NAIC as of December 31, 2003, as compared to 96.5% at December 31, 2002. This decrease primarily resulted from an increase in the market value of securities that are not rated in either of the two highest categories. Although we have significant holdings of various closed-end preferred stock mutual funds, these funds are comprised primarily of preferred and common stocks traded on national stock exchanges, thus limiting exposure to any one investment.

      Interest Rate Sensitivity. As part of our investing activities, we assume positions in fixed maturity, equity, short-term and cash equivalents markets. Therefore, we are exposed to the impacts of interest rate changes in the market value of investments. At December 31, 2003, our exposure to interest rate changes and equity price risk has been estimated using sensitivity analysis. The interest rate impact is defined as the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks.

      Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. The following table summarizes our interest rate risk, based on the results of the sensitivity analysis at December 31, 2003. The table also reflects the changes in market value and stockholders' equity that would be attributable to realized investment gains (losses) that we would recognize under the equity method of accounting with respect to the change in the net asset value of

any mutual fund in which we own 20% or more of the shares outstanding. See "Critical Accounting Policies - Investments."

	Estimated Market
	Value of Fixed	Estimated
	Income and	Increase	Hypothetical Percentage
	Preferred Stock	(Decrease) in	Increase (Decrease) in
Hypothetical Change in Interest Rates	Investments	Market Value	Stockholders' Equity (1)

200 basis point increase	$1,592,898	$ (203,554)	(14.5%)
No change	1,796,452	-	-
200 basis point decrease	1,987,976	191,524	13.6%

(1)	Net of income taxes at an assumed rate of 35%.

      Equity Price Risk. The equity price risk is defined as a hypothetical change of plus-or-minus 10% in the market value of common stocks. The following table summarizes our equity price risk, based on the results of the sensitivity analysis at December 31, 2003:

		Estimated
	Estimated Market	Increase	Hypothetical Percentage
	Value of Common	(Decrease) in	Increase (Decrease) in
Hypothetical Change in Market Price	Equity Investments(1)	Market Value	Stockholders' Equity (2)

20% price increase	$191,756	$31,959	2.3%
10% price increase	175,777	15,980	1.1%
No change	159,797	-	-
10% price decrease	143,817	(15,980)	(1.1)%
20% price decrease	127,838	(31,959)	(2.3)%

(1)	Includes both common stocks and a closed-end preferred stock mutual fund valued at equity.
(2)	Net of income taxes at an assumed rate of 35%.

      The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected results. These hypothetical estimates are based upon numerous assumptions such as the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, reinvestment and replacement of asset and liability cash flows and other assumptions. While assumptions are developed based upon current economic conditions, we cannot provide any assurance as to the predictive nature of these assumptions. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that management might take in responding to or anticipating changes in interest rates.

Segment Information

We have four reportable segments:

	*	Property and casualty insurance - Massachusetts;

	*	Property and casualty insurance - other than Massachusetts;

	*	Real estate and commercial lending; and,

	*	Corporate and other.

Our property and casualty insurance operations are written through Commerce, Citation, American Commerce, and Commerce West and are marketed to affinity groups, individuals, families and businesses through our relationships with professional independent insurance agencies. Our property and casualty insurance - Massachusetts segment also includes the operations of Clark-Prout Insurance Agency, our wholly-owned subsidiary. Our wholly-owned subsidiary, Bay Finance Company, Inc., originates and services residential and commercial mortgages in Massachusetts and Connecticut. The corporate and other segment represents the remainder of our activities, including those of Commerce Group.


      We evaluate performance and allocate resources based primarily on the property and casualty insurance segments, which represent over 99% of our total revenue for the past three years. The accounting policies of the reportable segments are the same as those used in the notes to the financial statements.

Selected information by segment for the years ended 2003, 2002 and 2001 follows:

		Earnings (Losses)
		Before Income
		Taxes and Change in	Identifiable
	Revenue	Accounting Principle	Assets

2003:
Property and casualty insurance
Massachusetts	$ 1,413,074	$ 224,092	$ 2,784,091
Other than Massachusetts	226,978	16,182	333,044
Real estate and commercial lending	1,233	1,233	16,924
Corporate and other	(463)	(22,496)	30,172

Consolidated	$ 1,640,822	$ 219,011	$ 3,164,231

2002:
Property and casualty insurance
Massachusetts	$ 1,092,396	$ 72,903	$ 2,106,317
Other than Massachusetts	161,962	(16,479)	273,012
Real estate and commercial lending	2,737	2,737	27,554
Corporate and other	24	(6,580)	12,190

Consolidated	$ 1,257,119	$ 52,581	$ 2,419,073

2001:
Property and casualty insurance
Massachusetts	$ 1,011,318	$ 118,657	$ 1,886,514
Other than Massachusetts	135,483	(5,867)	249,316
Real estate and commercial lending	3,592	3,592	40,483
Corporate and other	3,397	(7,737)	10,830

Consolidated	$1,153,790	$ 108,645	$ 2,187,143

Effects of Inflation and Recession

      We generally are unable to recover the costs of inflation in our personal automobile insurance line since the premiums charged for personal automobile insurance in Massachusetts, our principal business segment, are subject to state regulation. Additionally, the premium rates that we charge for personal automobile insurance in Massachusetts are adjusted by the Commissioner only at annual intervals. Such annual adjustments in premium rates may lag behind related cost increases. Economic recessions can have an impact upon us, primarily through the policyholder's election to decrease non-compulsory coverages afforded by the policy and decreased driving, each of which tends to decrease claims.

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

Forward-Looking Statements

      This annual report and Form 10-K may contain statements that are not historical fact and constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipates," "estimates," "plans," "projects," "continuing," "ongoing," "expects," "may," "should," "management believes," "we believe," "we intend," and similar words or phrases. These statements may address, among


other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. All forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this annual report and Form 10-K and in our recently filed registration statement on Form S-3, our Forms 10-Q, and other documents filed with the SEC. Among the key factors that could cause actual results to differ materially from forward-looking statements:

*	the possibility of severe weather and adverse catastrophic experiences;

*	adverse trends in claim severity or frequency;

*	adverse state and federal regulations and legislation;

*	adverse judicial decisions;

*	adverse changes to the laws, regulations and rules governing the residual market system in Massachusetts;

*	interest rate risk;

*	rate making decisions for private passenger automobile policies in Massachusetts;

*	potential rate filings;

*	heightened competition;

*	concentration of business within Massachusetts;

*	market disruption in Massachusetts, if competitors exited the market or become insolvent;

*	dependence on our executive officers; and,

*	the economic, market or regulatory conditions and risks associated with entry into new markets and diversification.

      You should not place undue reliance on any forward-looking statement. The risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

For the information required by this Item, please refer to "Part II, Item 7, Market Risk: Interest Rate Sensitivity and Equity Price Risk" section (MD&A).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

      Our management is responsible for the consolidated financial statements and all other information presented in this Annual Report on Form 10-K. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America determined by management to be appropriate in the circumstances and include amounts based on management's informed estimates and judgments. Financial information presented elsewhere in this Annual Report on Form 10-K is consistent with the financial statements. The appropriateness of data underlying such financial information is monitored through internal accounting controls, an internal audit department, independent auditors and the Board of Directors through its audit committee.

      We maintain a system of internal accounting controls designed to provide reasonable assurance to management and the Board of Directors that assets are safeguarded and that transactions are executed in accordance with management's authorization and recorded properly. The system of internal accounting controls is supported by the selection and training of qualified personnel combined with the appropriate division of responsibilities.

      Management recognizes its responsibility for fostering a strong ethical climate so that our affairs are conducted according to the highest standards of personal and corporate conduct. The Board of Directors has adopted a formal Code of Ethics and Corporate Compliance Program governing employees and directors. Management encourages open communication within the company and requires the confidential treatment of proprietary information and compliance with all domestic laws, including those relating to financial disclosure.

      The 2003 consolidated financial statements were audited by our independent auditors, PricewaterhouseCoopers LLP, in accordance with auditing standards generally accepted in the United States of America. Management has made available to PricewaterhouseCoopers LLP all of our financial records and related data, including reports prepared by the Internal Audit Department as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to PricewaterhouseCoopers LLP were valid and appropriate.

Report of Independent Auditors

To the Board of Directors and Stockholders
of The Commerce Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Commerce Group, Inc. and Subsidiaries at December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements and financial statement schedules of the Company as of December 31, 2002 and 2001 and for each of the two years in the period ended December 31, 2002 were audited by other auditors whose report dated January 31, 2003, expressed an unqualified opinion on those financial statements and included an explanatory paragraph that described the restatement of the 2001 consolidated financial statements due to a change in accounting for stock options discussed in Note A to the financial statements and the adoption in 2002 of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 29, 2004

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31,
(Thousands of Dollars)

ASSETS
	2003	2002

Investments (NOTES A2, A3, and B):
Fixed maturities, at market (amortized cost: $1,478,737 and $666,910)	$1,497,731	$ 683,811
Preferred stocks, at market (cost: $283,423 and $301,141)	298,721	305,057
Common stocks, at market (cost: $95,412 and $81,602)	105,523	99,818
Preferred stock mutual funds, at equity (cost: $50,795 and $294,192)	54,274	270,616
Mortgage loans on real estate and collateral notes receivable (less allowance for
possible loan losses of $379 and $418)	16,395	26,754
Cash and cash equivalents	215,541	206,315
Other investments, at market (cost: $38,826 and $35,015 )	22,914	21,068

Total investments	2,211,099	1,613,439
Accrued investment income	19,308	13,959
Premiums receivable (less allowance for doubtful receivables of $2,254 and $1,661)	361,839	297,610
Deferred policy acquisition costs (NOTES A4 and C)	153,605	138,241
Property and equipment, net of accumulated depreciation (NOTES A5 and D)	52,997	51,509
Residual market receivable (NOTE G)	192,743	164,476
Due from reinsurers (NOTE G)	117,786	98,403
Current income taxes (NOTES A9 and H)	-	662
Deferred income taxes (NOTES A9 and H)	33,240	30,728
Receivable for investments sold	6,972	382
Non-compete agreement, net of accumulated amortization (NOTE A6)	1,779	2,129
Other assets	12,863	7,535

Total assets	$3,164,231	$2,419,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses (NOTES A7, E and G)	$ 957,353	$ 815,626
Unearned premiums (NOTE A8)	810,462	687,148
Bonds payable ($300,000 face less $2,016 discount)(NOTE F)	297,984	-
Current income taxes (NOTES A9 and H)	15,091	-
Deferred income (NOTES A10 and G)	7,946	8,421
Contingent commissions accrued (NOTE A11)	37,887	32,550
Other liabilities and accrued expenses	120,907	81,170

Total liabilities	2,247,630	1,624,915

Minority interest (NOTE A14)	4,390	4,106

Stockholders' Equity (NOTES B, M, N and O):
Preferred stock, authorized 5,000,000 shares at $1.00 par value	-	-
Common stock, authorized 100,000,000 shares at $0.50 par value; 38,629,664 and
38,281,627 shares issued	19,315	19,141
Paid-in capital	52,090	39,570
Net accumulated other comprehensive income, net of income taxes of $15,664
and $13,603	29,083	25,264
Retained earnings	997,610	877,308

Total stockholders' equity before treasury stock	1,098,098	961,283
Treasury stock, 6,568,964 and 6,165,392 shares, at cost (NOTE A15)	(185,887)	(171,231)

Total stockholders' equity	912,211	790,052

Total liabilities, minority interest and stockholders' equity	$3,164,231	$2,419,073

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS
For the years ended December 31,
(Thousands of Dollars, Except Per Share Data)

	2003	2002	2001

Revenues:
Earned premiums (NOTES A8 and G)	$1,445,628	$1,210,040	$1,043,652
Net investment income (NOTE B)	92,183	98,466	99,563
Premium finance and service fees	26,908	21,498	17,819
Amortization of excess of book value of subsidiary interest over
cost (NOTE A12)	-	-	3,389
Net realized investment gains (losses)(NOTE B)	76,103	(82,385)	(10,633)
Other income	-	9,500	-

Total revenues	1,640,822	1,257,119	1,153,790

Expenses:
Losses and loss adjustment expenses (NOTES A7, E and G)	1,070,147	909,769	781,631
Policy acquisition costs (NOTES A4 and C)	350,250	295,324	264,377
Interest expense & amortization of bond fees (NOTE F)	1,120	-	-

Total expenses	1,421,517	1,205,093	1,046,008

Earnings before income taxes, minority interest and change in
accounting principle	219,305	52,026	107,782
Income taxes (NOTES A9 and H)	58,068	17,063	18,392

Earnings before minority interest and change in accounting principle	161,237	34,963	89,390
Minority interest in net (earnings) loss of subsidiary (NOTE A14)	(294)	555	863

Earnings before change in accounting principle	160,943	35,518	90,253
Change in accounting principle, net of taxes (NOTE A12)	-	11,237	-

NET EARNINGS	$160,943	$46,755	$90,253

Net earnings per basic common share (NOTE A16):
Before change in accounting principle	$5.03	$1.09	$2.69
Change in accounting principle	-	0.34	-

Net earnings	$5.03	$1.43	$2.69

Net earnings per diluted common share (NOTE A16):
Before change in accounting principle	$4.99	$1.08	$2.67
Change in accounting principle	-	0.34	-

Net earnings	$4.99	$1.42	$2.67

Pro forma net earnings and earnings per share assuming earlier application of change in accounting principle:
Net earnings, as reported	$160,943	$46,755	$90,253
Change in accounting principle	-	(11,237)	22,459

Pro forma net earnings	$160,943	$35,518	$112,712

Pro forma basic earnings per share	$5.03	$1.09	$3.35

Pro forma diluted earnings per share	$4.99	$1.08	$3.34

CASH DIVIDENDS PAID PER SHARE	$1.27	$1.23	$1.19

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
BASIC	32,000,220	32,773,519	33,608,804

DILUTED	32,254,663	33,028,081	33,794,938

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended December 31,
(Thousands of Dollars)

			Net Accumulated
			Other
	Common	Paid-In	Comprehensive	Retained	Treasury
	Stock	Capital	Income/(Loss)	Earnings	Stock	Total

Balance, January 1, 2001	$ 19,000	$ 29,621	$ 11,833	$ 820,528	$(99,101)	$ 781,881

Net earnings				90,253		90,253

Other comprehensive income:
Unrealized holding losses arising
during the year, net of tax
benefit of $(633)			(1,178)			(1,178)
Reclassification adjustment, net
of taxes of $936			1,739			1,739

Other comprehensive income			561			561

Comprehensive income						90,814
Stockholder dividends				(39,951)		(39,951)
Treasury stock purchased					(23,311)	(23,311)

Balance, December 31, 2001	19,000	29,621	12,394	870,830	(122,412)	809,433

Net earnings				46,755		46,755

Other comprehensive income:
Unrealized holding gains arising
during the year, net of taxes of
$6,495			12,064			12,064
Reclassification adjustment, net
of taxes of $434			806			806

Other comprehensive income			12,870			12,870

Comprehensive income						59,625
Stockholder dividends				(40,277)		(40,277)
Capital stock issued (1)	141	9,949				10,090
Treasury stock purchased					(48,819)	(48,819)

Balance, December 31, 2002	19,141	39,570	25,264	877,308	(171,231)	790,052

Net earnings				160,943		160,943

Other comprehensive income:
Unrealized holding gains arising
during the year, net of taxes of
$5,441			10,097			10,097
Reclassification adjustment, net
of tax benefit of $(3,380)			(6,278)			(6,278)

Other comprehensive income			3,819			3,819

Comprehensive income						164,762
Stockholder dividends				(40,641)		(40,641)
Capital stock issued (2)	174	12,520				12,694
Treasury stock purchased					(14,656)	(14,656)

Balance, December 31, 2003	$ 19,315	$ 52,090	$ 29,083	$ 997,610	$(185,887)	$ 912,211

(1)	Due to the exercise of 281,627 employee stock options.
(2)	Due to the exercise of 348,037 employee stock options.

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended December 31,
(Thousands of Dollars)

	2003	2002	2001

Cash flows from operating activities:
Premiums collected	$1,495,249	$1,262,429	$1,065,025
Net investment income received	87,081	97,487	101,168
Premium finance and service fees received	26,908	21,498	17,819
Losses and loss adjustment expenses paid	(955,768)	(815,486)	(764,201)
Policy acquisition costs paid	(346,450)	(307,711)	(270,168)
Federal income tax payments	(46,882)	(36,321)	(39,703)
Other receipts	-	9,500	-

Net cash provided by operating activities	260,138	231,396	109,940

Cash flows from investing activities:
Proceeds from maturity of fixed maturities	166,414	62,792	25,779
Proceeds from sale of fixed maturities	613,796	114,758	89,712
Proceeds from sale of equity securities	408,352	21,739	50,768
Proceeds from sale of preferred stock mutual funds	172,378	6,362	2,945
Proceeds from sale of other investments	3,436	1,902	5,735
Purchase of fixed maturities	(1,577,610)	(241,140)	(71,702)
Purchase of equity securities	(291,259)	(75,558)	(42,774)
Purchase of preferred stock mutual funds	-	(5,914)	(21,200)
Purchase of other investments	(5,250)	(7,879)	(8,074)
Payments received on mortgage loans and collateral notes
receivable	13,471	15,521	14,506
Mortgage loans and collateral notes originated	(3,072)	(2,521)	(2,152)
Purchase of property and equipment	(7,528)	(17,914)	(10,206)
Other proceeds from investing activities	2,908	635	1,862

Net cash (used in) provided by investing activities	(503,964)	(127,217)	35,199

Cash flows from financing activities:
Dividends paid to stockholders	(40,641)	(40,277)	(39,951)
Purchase of treasury stock	(14,656)	(48,819)	(23,311)
Capital stock issued	12,694	10,090	-
Proceeds from bond issuance	297,972	-	-
Bond issue costs	(2,317)	-	-

Net cash provided by (used in) financing activities	253,052	(79,006)	(63,262)

Increase in cash and cash equivalents	9,226	25,173	81,877
Cash and cash equivalents at beginning of year	206,315	181,142	99,265

Cash and cash equivalents at end of year	$ 215,541	$ 206,315	$ 181,142

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
For the years ended December 31,
(Thousands of Dollars)

	2003	2002	2001

Cash flows from operating activities:
Net earnings	$160,943	$ 46,755	$ 90,253
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Premiums receivable	(64,229)	(51,389)	(15,641)
Deferred policy acquisition costs	(15,364)	(21,684)	(5,252)
Residual market receivable	(28,267)	(32,806)	(4,429)
Due from reinsurers	(19,383)	(24,044)	(12,805)
Losses and loss adjustment expenses	141,962	120,434	21,053
Unearned premiums	123,314	123,692	43,571
Current income taxes	15,753	(3,397)	(11,253)
Deferred income taxes	(4,567)	(15,861)	(10,058)
Deferred income	(475)	1,406	(688)
Contingent commissions	5,337	2,826	(5,622)
Other assets, liabilities and accrued expenses	23,702	6,525	7,267
Net realized investment (gains) losses	(76,103)	82,385	10,633
Other - net	(2,485)	(3,446)	2,911

Net cash provided by operating activities	$260,138	$231,396	$109,940

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE A - Summary of Significant Accounting Policies

1. Basis of Presentation

      The Commerce Group, Inc. (the "Company") provides personal and commercial property and casualty insurance in Massachusetts and, to a lesser extent, in other states. In addition, the Company originates and services residential and commercial mortgages in Massachusetts and Connecticut. The Company's primary business is Massachusetts property and casualty insurance.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

      The consolidated financial statements include The Commerce Group, Inc. and its wholly-owned subsidiaries, Bay Finance Company, Inc., Clark-Prout Insurance Agency, Inc. and Commerce Holdings, Inc. ("CHI"). The Commerce Insurance Company ("Commerce"), Commerce West Insurance Company ("Commerce West") and Citation Insurance Company ("Citation") are wholly-owned subsidiaries of CHI. American Commerce Insurance Company ("American Commerce") is a wholly-owned subsidiary of ACIC Holding Co., Inc. ("AHC"). AHC is owned jointly with AAA Southern New England ("AAA SNE") with Commerce maintaining a 95% common stock interest and AAA SNE maintaining a 5% common stock interest (see NOTE A14).

All inter-company transactions and balances have been eliminated in consolidation. Certain prior year account balances have been reclassified to conform to the 2003 presentation.

      The insurance subsidiaries, Commerce, Citation, Commerce West and American Commerce, prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners ("NAIC") and the Division of Insurance of The Commonwealth of Massachusetts, the State of California, and the State of Ohio.

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

      A focus of management's judgments and estimates relating to investments involves the potential impairment of investments for other-than-temporary declines in market values. Carrying values of investments in fixed maturities, which include taxable and non-taxable bonds, and investments in common and preferred stocks are derived from market prices supplied by the Company's investment custodian, or in the few cases where no price is provided by the custodian, we obtain a third party valuation. For other investments, fair value equals quoted market price, if available. Unrealized investment gains and losses on common and preferred stocks and fixed maturities, to the extent that there is no other-than-temporary impairment of value, are credited or charged, net of any tax effect, to a separate component of stockholders' equity, known as "net accumulated other comprehensive income (loss)," until realized.

      The Company reviews all security holdings on a quarterly basis for potential other-than-temporary declines in market value in accordance with GAAP. As part of this process, the Company considers any significant market declines in the context of the overall market and in relation to the outlook for the specific issuer of the security. Each quarter, the Company reviews all securities whose market values have declined below book price. From a quantitative standpoint, the Company views all securities that have declined more than 20% below book price and have remained so for two quarters as

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE A - Summary of Significant Accounting Policies (continued)

potentially in need of a write-down. In addition, any other security that is viewed as impaired for a significant period is also a candidate for a write-down, even if the percentage decline is less than 20%. In order to review these holdings, the Company looks at any security that has been in a continuous unrealized loss position (regardless of the amount of the loss) for any period exceeding six months. In this way, the Company not only looks at the amount of the unrealized loss, but also at the amount of time the loss has existed. There is a risk that the Company may assess an other-than-temporary decline in market value as being temporary and, consequently, not charge the impairment to our earnings, which could have a significant impact on its future earnings and financial position.

      In addition to reviewing the amount a security has declined, management also assesses the aging of all unrealized losses. That is, management looks at how long a security has been at an unrealized loss position by classifying it within the following categories: under 6 months, 6 to 12 months, 12 to 24 months, 24 to 34 months and greater than 34 months.

      If the security is deemed impaired, the Company adjusts the securities cost to market value through realized loss based on publicly available prices or, in the absence of such information, on a price supplied by a broker. Accumulated other comprehensive losses of less than 20% of costs that relate to interest rate changes and not to declines in a security's rating, financial situation or sector issues are not considered impaired due to the Company's ability and intent to hold these securities to maturity. During 2003, the Company wrote down $17,616 in bonds and preferred and common stocks with impairment as determined by management to be other-than-temporary. When investment securities are sold, the realized gain or loss is determined based upon specific identification. Fair market value of fixed maturities and common and preferred stocks are based on quoted market prices. For other securities held as investments, fair market value equals quoted market price, if available. If a quoted market price is not available, a price is obtained from a broker. The Company has not invested more than 5% of fixed maturities in any one state or political subdivision.

      The Company accounts for venture capital fund investments in which it owns more than a 5% interest on the equity method. The operating results of these venture capital fund investments have been reflected in realized gains and losses.

      The Company records its equity in the changes in net assets of closed-end preferred stock mutual funds, in which it owns 20% or greater, as a component of realized gains and losses. These investments are valued at original cost plus the cumulative undistributed equity in earnings and losses of the funds.

      The Company originates and holds mortgage loans on real estate on properties located in Massachusetts and Connecticut. Mortgage loans are collateralized by the related real estate. Agency loans are generally collateralized by the assets of the agency. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs in-depth credit evaluations on all new mortgage customers. The company has not incurred any bad debt expense on mortgage loans during the three years ended 2003.

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

      All of the Company's investments in fixed maturity and equity securities at December 31, 2003 and 2002 were classified as available-for-sale. Realized gains and losses on available-for-sale securities for the years ended December 31, 2003, 2002 and 2001 were determined by using the specific identification method. Fair value is based on quoted market price, when available. When quoted market prices are not available, fair value is estimated with the use of independent pricing sources.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE A - Summary of Significant Accounting Policies (continued)

3. Cash and Cash Equivalents

      Cash equivalents include short-term, liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

      The cash and cash equivalent balances at December 31, 2003 and 2002 include $39.5 million and $36.4 million, respectively, which represents outstanding checks for which there was no right of offset. These amounts are also included in other liabilities and accrued expenses for the respective years.

4. Deferred Policy Acquisition Costs

      Policy acquisition costs are calculated by line of business as a percentage of unearned premiums by multiplying the sum of current commission rates plus current premium tax rates plus an estimate of the percentage of other underwriting expenses incurred at policy issuance. These costs are deferred and amortized over the period in which the related premiums are earned, the amount being reduced by any potential premium deficiency. If any potential premium deficiency exists, it represents future estimated losses, loss adjustment expenses and amortization of deferred acquisition costs in excess of the related unearned premiums. There was no premium deficiency in 2003, 2002 and 2001. In determining whether a premium deficiency exists, the Company considers anticipated investment income.

5. Property and Equipment

Property and equipment are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the assets using the following rates and lives:

	Percent Per	Useful Life
	Annum	(years)

Buildings	2.5	40
Building improvements (prior to 1992)	2.5	40
Building improvements (1992 and subsequent)	5.0	20
Equipment and office furniture	10.0	10
EDP equipment and copiers	20.0	5
Automobiles	33.3	3

      Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed and the accumulated depreciation thereon is eliminated from the related property and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. The Company capitalizes fixed assets. A fixed asset is classified as property and equipment having an economic life of more than one year and having physical substance with a unit dollar value of $1.0 or greater.

6. Non-Compete Agreement

      The non-compete agreement in the amount of $1,779 represents the unamortized portion of the purchase price associated with the acquisition of American Commerce allocated to the arrangement whereby the American Automobile Association, Inc. ("AAA National") agreed not to compete with American Commerce prior to February 2009. The cost of $3,500 is being amortized on a straight-line basis over the term of the arrangement. The amount of accumulated amortization at December 31, 2003 and 2002 was $1,721 and $1,371, respectively. The Company has amortized this agreement for $350 each year since the acquisition. This will continue until the agreement is fully amortized.

7. Unpaid Losses and Loss Adjustment Expenses

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

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE A - Summary of Significant Accounting Policies (continued)

continually reviewed and updated, and therefore, the ultimate liability may be more or less than the current estimate. The effects of changes in the estimates are included in the results of operations in the period in which the estimates are revised.

8. Premiums

      Approximately 84% of our direct premiums written for the year ended December 31, 2003 were generated from personal automobile insurance policies. Approximately 86% of our direct premiums written for the year ended December 31, 2003 were generated in Massachusetts.

      Insurance premiums are recognized as income ratably over the terms of the policies. Unearned premiums are determined by prorating written premiums on a daily basis over the terms of the policies. A significant portion of the Company's Massachusetts premiums written is derived through the American Automobile Association Clubs of Massachusetts ("AAA Clubs") affinity group marketing program. Of the Company's total direct premiums written, the portion attributable to the AAA affinity group marketing program in Massachusetts was $691,694 or 41.7% in 2003, $619,020 or 44.0% in 2002 and $545,496 or 47.3% in 2001. Of these amounts, 13.6% were written through insurance agencies owned by the AAA Clubs and 86.4% were written through the Company's network of independent agents in 2003.

9. Income Taxes

      As a member of a consolidated group for tax purposes, the Company and its subsidiaries (said parties constituting an "Affiliated Group" as defined in and for purposes of the Internal Revenue Code) are jointly and severally liable for federal income taxes of the Affiliated Group. The Company and its subsidiaries have entered into an agreement establishing an allocation of tax liability and for compensation of the respective members of the Affiliated Group for use of their tax losses and credits.

      The method of allocation calls for current taxes to be allocated among all affiliated companies based on a written tax-sharing agreement. Under this agreement, allocation is made primarily on a separate return basis with current payment for losses and other tax items utilized in the consolidated return. However, to the extent that a payer member of the group has future net operating losses, which it cannot absorb in the year incurred, other members within the group will refund payments to the payer.

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

10. Deferred Income

      Income consisting of expense reimbursements, which include servicing carrier fees from Commonwealth Automobile Reinsurers ("CAR"), a state-mandated reinsurance mechanism, on policies written for CAR, are deferred and amortized over the term of the related insurance policies (see NOTE G).

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

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

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

13. Stock-based Compensation

      In 2002, the Company restated 2001 for the effect of a change in accounting for employee stock options. For employee stock options issued from 1999 through 2001, the Company used fixed accounting treatment through September 30, 2002. At that time, the Company concluded that variable accounting treatment was more appropriate than fixed accounting treatment. Therefore, variable accounting treatment was applied in 2002, as well as retroactively to 2001 and prior years. Accordingly, in 2002, the Company restated results for 2001 and the first three quarters of 2002. The impact of the restatement for the year ended 2001 resulted in a decrease in net earnings of $2.8 million, or $0.08 per diluted share. As allowed by SFAS No. 148, the Company has elected to continue to apply variable accounting for stock options granted in 1999 and 2000. The Company uses fixed accounting treatment under Accounting Principles Board ("APB") Opinion No. 25 and related interpretations for the employee stock options granted in 2001.

      Pro forma net earnings and earnings per share as if the Company had applied the fair value method of accounting for its stock-based compensation plans accounted for under the intrinsic value method for the years ended December 31 follow:

	2003	2002	2001

Net earnings, as reported	$ 160,943	$ 46,755	$ 90,253
Deduct: Stock-based employee compensation expense determined
under fair value method for awards granted in 2001, net of taxes	1,807	1,807	1,355

Pro forma net earnings under fair value accounting	$ 159,136	$ 44,948	$ 88,898

Basic earnings per share:
As reported	$ 5.03	$ 1.43	$ 2.69

Pro forma	$ 4.97	$ 1.37	$ 2.65

Diluted earnings per share:
As reported	$ 4.99	$ 1.42	$ 2.67

Pro forma	$ 4.93	$ 1.36	$ 2.63

      The fair value of employee options granted in 2001 was estimated on the date of grant, using the Black-Scholes option-pricing model. No options were granted in 2003 and 2002. The weighted average fair value and related assumptions of the 2001 options were:

Weighted average fair value	$ 7.04
Dividend yield	3.76%
Expected volatility	27.6%
Risk-free interest rate	4.48%
Expected option life in years	7

14. Minority Interest in Net (Earnings) Loss of Subsidiary

      Effective January 1, 2002, the ownership interests in AHC were recapitalized. Prior to the recapitalization at December 31, 2001, the Company maintained an 80% common stock interest and AAA SNE maintained a 20% common stock interest in AHC. Additionally, all AHC preferred stock was owned by the Company. The recapitalization resulted in redemption of all the AHC preferred stock by the Company in exchange for 3,000 additional shares of AHC common stock.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE A - Summary of Significant Accounting Policies (continued)

This resulted in the Company increasing its AHC common stock interest to 95% with AAA SNE maintaining a 5% AHC common stock interest, with no preferred stock outstanding. The recapitalization also resulted in the creation of $4.5 million in minority interest for AAA SNE. The $(294) and $555 represent AAA SNE's 5% share of the equity in (earnings) loss of AHC for 2003 and 2002, respectively. The $863 represents AAA SNE's 20% share of the equity in loss of AHC for 2001.

15. Treasury Stock

      In November 2001, the Board of Directors of the Company authorized the repurchase of an additional 2,000,000 shares of common stock of the Company. During the period from January 1, 2003 through December 31, 2003, the Company purchased 403,572 shares of its own common stock at an average cost of $36.32. At December 31, 2003, the Company had authority to purchase a total of 574,284 additional shares of its common stock under the current buy-back program. As of December 31, 2003, the Company held a total of 6,568,964 shares of treasury stock.

16. Net Earnings Per Common Share (EPS)

      Basic EPS is computed based on the weighted average number of common shares outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding adjusted by the number of additional common shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of common shares the Company could have repurchased from the proceeds of the potentially dilutive shares. The Company's only dilutive instruments are stock options outstanding. Basic and diluted EPS are calculated as follows for the years ended 2003, 2002 and 2001:

	2003	2002	2001

Net earnings for basic and diluted EPS	$ 160,943	$ 46,755	$ 90,253

Common share information:
Average shares outstanding for basic EPS	32,000,220	32,773,519	33,608,804
Dilutive effect of stock options	254,443	254,562	186,134

Average shares outstanding for dilutive EPS	32,254,663	33,028,081	33,794,938

Basic EPS	$ 5.03	$ 1.43	$ 2.69

Dilutive EPS	$ 4.99	$ 1.42	$ 2.67

      The computation of diluted EPS did not include stock options that were anti-dilutive, as their exercise price was greater than the average market price of the Company's common stock during the year. The number of such options was 1,850,000, 750,000 and 2,147,380 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE B - Investments and Investment Income

1. Fixed Maturity Securities

Fair market value and amortized cost of our fixed maturity securities at December 31 follow:

	2003		2002

	Fair Market	Amortized	Fair Market	Amortized
	Value	Cost	Value	Cost

U.S. government and agency	$ 250	$ 242	$ 228	$ 222
State and political subdivision	708,957	696,198	344,901	338,730
Corporate	314,570	303,674	126,067	119,698
Mortgage-backed	473,954	478,623	212,615	208,260

Total fixed maturity securities	$1,497,731	$1,478,737	$683,811	$666,910

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE B - Investments and Investment Income (continued)

The amortized cost and approximate fair market value of fixed maturities, by contractual maturity, at December 31 follow:

	2003		2002

	Fair Market	Amortized	Fair Market	Amortized
	Value	Cost	Value	Cost

Due in one year or less	$ 2,776	$ 2,773	$ 103	$ 100
Due after one year through five years	99,328	98,641	726	672
Due after five years through ten years	50,092	48,828	14,065	13,452
Due after ten years	871,581	849,872	456,302	444,426

	1,023,777	1,000,114	471,196	458,650
GNMA & FNMA mortgage-backed bonds	473,954	478,623	212,615	208,260

Total fixed maturities	$1,497,731	$1,478,737	$683,811	$666,910

      Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The carrying value of fixed maturities on deposit for state regulating authorities is $7,304.

2. Closed-end Preferred Stock Mutual Funds

The Company's holdings in closed-end preferred stock mutual funds at December 31, 2003 and 2002 accounted for under the equity method follow:

December 31, 2003

	Fund		Carrying
	Shares	% of	Value at		Quoted Market
Fund Symbol (1)	Held	Ownership	Equity	Cost	Value

PDT	4,695,000	31.2%	$ 54,274	$ 50,795	$ 53,147

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE B - Investments and Investment Income (continued)

	December 31, 2002

	Fund		Carrying
	Shares	% of	Value at		Quoted Market
Fund Symbol (1)	Held	Ownership	Equity	Cost	Value

PGD(2)	2,571,100	30.8%	$ 29,259	$ 28,358	$ 29,568
PPF(2)	2,373,800	32.7%	26,777	26,298	28,367
PDF(2)	4,696,100	31.3%	37,851	42,489	39,306
PDT	5,506,500	36.7%	53,743	59,507	53,413
DIV(2)	3,635,600	36.7%	44,536	50,492	47,481
PFD(2)	2,799,500	27.9%	38,185	41,882	42,273
PFO(2)	3,756,043	33.1%	40,265	45,166	45,861

Total			$270,616	$294,192	$286,269

(1)

John Hancock Patriot Global Dividend Fund ("PGD"), John Hancock Patriot Preferred Dividend Fund ("PPF"), John Hancock Patriot Premium Dividend I Fund ("PDF"), John Hancock Patriot Premium Dividend II Fund ("PDT"), John Hancock Patriot Select Dividend Fund ("DIV"), Preferred Income Fund ("PFD"), Preferred Income Opportunity Fund ("PFO").

(2)

During 2003, the Company's ownership interest in these funds dropped below an ownership percentage of 20%, and the Company did not have the ability to exercise significant influence over operating and financial policies. Therefore, the Company no longer accounts for its investment in those funds using the equity method of accounting. These funds are now reported at fair market value, the unrealized gains and losses are reported as comprehensive income, and they are classified under the common stock category. During 2003, a reclassification was made from preferred stock mutual funds to common stocks for each fund for the amount of the NAV at the time ownership fell below 20%. Gains or losses related to changes in NAV recorded on these funds prior to their reclassification were recorded as realized gains or losses.

3. Mortgage Loans on Real Estate and Collateral Notes Receivable

Mortgage loans on real estate and collateral notes receivable at December 31 follow:

	2003	2002

Residential (1st Mortgages)	$ 8,310	$17,834
Residential (2nd Mortgages)	110	57
Commercial (1st Mortgages)	5,807	6,421
Commercial (2nd Mortgages)	10	13

	14,237	24,325
Collateral notes receivable	2,537	2,847

	16,774	27,172
Allowance for possible loan losses	(379)	(418)

Mortgage loans on real estate and collateral notes receivable	$16,395	$26,754

      Fair value of the Company's mortgage loans on real estate and collateral notes receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit and for the same remaining maturities. The future cash flows associated with certain non-performing loans are estimated based on expected payments from borrowers either through work out arrangements or the disposition of collateral. The estimated fair value of mortgage loans on real estate and collateral notes receivable at December 31, 2003 and 2002, prior to the allowance for possible loan losses, was $17,579 and $28,012, respectively.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE B - Investments and Investment Income (continued)

      At December 31, 2003 and 2002, mortgage loans on non-accrual status totaled $455 and $388, respectively. Allowances of $40 and $53 were established in 2003 and 2002, respectively, for these loans. The reduction in interest income associated with non-accrual loans was $36, $44 and $99 for the years ended December 31, 2003, 2002 and 2001, respectively.

      The Company originates and services residential and commercial mortgages in Massachusetts and Connecticut. The Company's exposure is generally 80% or less of the appraised value of any collateralized real property at the time of the loan origination. The ability and willingness of residential and commercial borrowers to honor their repayment commitments is generally dependent upon the level of overall economic activity and real estate values. During the years ended December 31, 2003, 2002 and 2001 the Company did not acquire any property through foreclosure of mortgages.

A summary of the changes in the allowance for possible loan losses for the years ended December 31 follows:

	2003	2002	2001

Balance, beginning of year	$418	$660	$858
Decrease in provision for possible loan losses	(39)	(242)	(198)

Balance, end of year	$379	$418	$660

Mortgage principal and collateral notes receivable balances at December 31 follow:

	2003	2002

Fixed rate mortgages and collateral notes maturing:
One year or less	$45	$65
More than one year to five years	1,608	538
More than five years to ten years	886	2,915
Over ten years	7,306	13,384

Total fixed mortgages	$9,845	$16,902

Adjustable rate mortgages and collateral notes maturing:
One year or less	$-	$9
More than one year to five years	157	21
More than five years to ten years	1,779	291
Over ten years	4,993	7,102

Total adjustable mortgages	$6,929	$7,423

Total mortgages	$16,774	$24,325

Past due over 90 days	$455	$388

Mortgages in foreclosure, included in past due over 90 days	$-	$112

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE B - Investments and Investment Income (continued)

4. Net Investment Income

The components of net investment income for the years ended December 31 follow:

	2003	2002	2001

Interest on fixed maturities	$49,909	$ 44,741	$ 45,542
Dividends on common and preferred stocks	23,393	25,683	23,768
Dividends on preferred stock mutual funds	18,199	24,069	23,165
Interest on cash and cash equivalents	1,563	3,415	5,729
Interest on mortgage loans	1,767	2,945	4,026
Other	640	166	308

Total investment income	95,471	101,019	102,538
Investment expenses	3,288	2,553	2,975

Net investment income	$92,183	$ 98,466	$ 99,563

5. Net Realized Investment Gains (Losses)

Net realized investment gains (losses) for the years ended December 31 follow:

	2003	2002	2001

Impairment losses:
Fixed maturity securities	$ (9,566)	$(16,919)	$ (1,180)
Equity securities	(8,050)	(15,195)	(1,485)

Total impairment losses	(17,616)	(32,114)	(2,665)

Transaction gains (losses):
Fixed maturity securities gains	28,701	978	966
Fixed maturity securities losses	(5,901)	(2,584)	(2,602)
Equity securities gains	49,485	1,663	731
Equity securities losses	(15,960)	(1,318)	(2,335)
Venture capital fund gains	428	53	586
Venture capital fund losses	(396)	(3,705)	(9,656)
Other investments gains	76	254	219
Other investments losses	(409)	(500)	(459)

Net transaction gains (losses)	56,024	(5,159)	(12,550)

Equity in earnings (losses) of closed-end preferred stock mutual funds (1)	37,695	(45,112)	4,582

Net realized investment gains (losses) included in net earnings	$76,103	$(82,385)	$(10,633)

(1)	Includes $3,215 in 2001 relating to the amortization of negative goodwill, at the time of purchase of these securities.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE B - Investments and Investment Income (continued)

Proceeds from investment sales, calls, maturities and paydowns for the years ended December 31 follow:

	2003	2002	2001

Sales:
Closed-end preferred stock mutual funds	$ 172,378	$ 6,362	$ 2,945
Equity securities	345,535	-	2,402
Fixed maturity securities	488,750	-	19,081

Total sales	1,006,663	6,362	24,428

Calls, maturities and paydowns:
Fixed maturity securities	291,460	177,550	96,410
Equity securities	62,817	21,739	48,366

Total calls, maturities and paydowns	354,277	199,289	144,776

Other:
Venture capital fund investments	3,436	1,902	5,735
Other investments	13,471	15,521	14,506

Proceeds from sales, calls, maturities and paydowns	$1,377,847	$ 223,074	$ 189,445

6. Unrealized Investment Gains (Losses)

Gross and net unrealized investment gains and losses, excluding minority interest, from fixed maturity and equity securities at December 31 follow:

	2003		2002

	Gains	Losses	Gains	Losses

Fixed maturity securities:
U.S. government and agency	$ 8	$ -	$ 10	$ -
State and political subdivision	16,188	(3,429)	9,754	(3,613)
Corporate	12,682	(1,786)	8,065	(1,697)
Mortgage-backed	1,706	(6,375)	4,382	-

Fixed maturity securities unrealized gains and losses	$30,584	$(11,590)	$22,211	$ (5,310)

Equity securities unrealized gains and losses	$29,292	$ (3,410)	$32,488	$(10,356)

Net unrealized gains	$44,876		$39,033

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE B - Investments and Investment Income (continued)

Gross unrealized losses on our fixed maturity and equity securities at December 31, 2003 by duration of unrealized loss and by credit quality (for fixed maturity securities) follow:

		0 - 6	6 - 12	12 - 24	Over 24
	Total	Months	Months	Months	Months

Total equity and fixed maturity
securities:
Number of positions	135	52	59	7	17

Total fair value	$677,761	$307,839	$313,455	$10,742	$45,725
Total amortized cost	692,761	311,379	322,933	10,783	47,666

Unrealized loss	$(15,000)	$(3,540)	$(9,478)	$(41)	$(1,941)

Unrealized loss percentage to fair value	2.2%	1.1%	3.0%	0.4%	4.2%

Equity securities:
Number of positions	31	11	16	2	2

Total fair value	$95,922	$37,250	$48,468	$2,180	$8,024
Total amortized cost	99,332	38,179	50,720	2,205	8,228

Unrealized loss	$(3,410)	$(929)	$(2,252)	$(25)	$(204)

Unrealized loss percentage to fair value	3.6%	2.5%	4.6%	1.1%	2.5%

Total fixed maturity securities:
Number of positions	104	41	43	5	15

Total fair value	$581,839	$270,589	$264,987	$8,562	$37,701
Total amortized cost	593,429	273,200	272,213	8,578	39,438

Unrealized loss	$(11,590)	$(2,611)	$(7,226)	$(16)	$(1,737)

Unrealized loss percentage to fair value	2.0%	1.0%	2.7%	0.2%	4.6%

Investment grade fixed maturity
securities:
Number of positions	97	35	43	4	15

Total fair value	$562,754	$254,934	$264,987	$5,132	$37,701
Total amortized cost	574,109	257,315	272,213	5,143	39,438

Unrealized loss	$(11,355)	$(2,381)	$(7,226)	$(11)	$(1,737)

Unrealized loss percentage to fair value	2.0%	0.9%	2.7%	0.2%	4.6%

Below investment grade fixed maturity
securities:
Number of positions	7	6	-	1	-

Total fair value	$19,085	$15,655	$-	$3,430	$-
Total amortized	19,320	15,885	-	3,435	-

Unrealized loss	$(235)	$(230)	$-	$(5)	$-

Unrealized loss percentage to fair value	1.2%	1.5%	-%	0.2%	-%

      None of the securities at December 31, 2003 has been in an unrealized loss position for more than 34 months. For our unrealized loss positions held between 24 and 34 months, 27%, or $12.7 million (cost), were rated AAA and were generally below amortized cost primarily due to interest rate moves. In addition, 56%, or $26.7 million, were invested in municipal bonds, all of which were rated investment grade. The Company does not believe any of these bonds warrant an other-than-temporary write-down as their fair values were below cost primarily due to general market conditions and not due to specific credit concerns of the obligor. The remaining 17%, or $8.2 million, consists of utility company preferred stocks rated BA2/BB+. The operating company of this utility is rated investment grade. The Company believes these unrealized

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE B - Investments and Investment Income (continued)

losses are temporary in nature, that the obligor will continue to meet its obligations and the Company intends to hold these securities to their maturity. Management will continue to monitor these holdings closely.

      For the unrealized loss positions held between 12 and 24 months, 45%, or $4.8 million (cost), were rated AAA and generally had market values that were below amortized cost due to the effect of interest rate moves. In addition, 23%, or $2.5 million, were investment grade rated municipal bonds and preferred stocks which the Company believes will continue to meet their obligations. The remaining 32%, or $3.4 million, is attributable to a B rated municipal housing issuer from which the Company expects to receive full payment upon the sale of assets underlying the securities. The closing of this transaction is expected in the first quarter of 2004.

      For the unrealized loss positions held between 6 and 12 months, approximately 74%, or $238.7 million (cost), were rated AAA and generally had market values below amortized cost due to interest rate moves. In addition, 25%, or $79.6 million, were invested in investment grade corporate and municipal bonds and preferred stocks. The Company views the declines in these securities as temporary, as the declines were principally due to market conditions and not due to the specific concerns of the obligor. Lastly, about 1.5%, or $4.5 million, were invested in utility preferred stocks that were rated below investment grade, though the respective operating companies carry investment grade ratings. The Company believes these unrealized losses are temporary in nature, that the obligor will continue to meet its obligations and the Company intends to hold these securities to their maturity. Management will continue to monitor these holdings closely.

Unrealized losses from below investment grade fixed maturity securities by credit quality at December 31, 2003 follow:

				CC or
	Total	BB	B	Lower

State and political subdivision	$ 6	$ -	$ 5	$ 1
Corporate	229	157	72	0

Total	$235	$157	$77	$ 1

Percentage of total fixed maturity security unrealized losses	2.0%	1.4%	0.7%	0.01%

7. Other Comprehensive Income (Loss)

Other comprehensive income (loss), less applicable income tax expense, for the years ended December 31 follow:

	2003	2002	2001

Other comprehensive income (loss):
Fixed maturities	$ 2,093	$ 9,194	$ 3,653
Preferred stocks	11,854	12,397	7,259
Common stocks	(8,104)	(1,538)	(8,369)
Other	-	-	(1,327)
Impact of minority interest	37	(254)	(352)

Total	5,880	19,799	864

Tax expense	(2,048)	(6,840)	(272)
Tax impact of minority interest	(13)	(89)	(31)

Total tax expense	(2,061)	(6,929)	(303)

Total other comprehensive income	$ 3,819	$12,870	$ 561

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE B - Investments and Investment Income (continued)

Net accumulated other comprehensive income (loss) on stocks and fixed maturity investments follows:

	2003	2002	2001

Accumulated other comprehensive income	$ 59,876	$ 54,699	$ 45,873
Accumulated other comprehensive losses	(15,000)	(15,666)	(26,893)
Impact of minority interest	(129)	(166)	88

Net accumulated other comprehensive income	44,747	38,867	19,068

Tax expense	(15,709)	(13,661)	(6,643)
Tax impact of minority interest	45	58	(31)

Total tax expense and minority interest	(15,664)	(13,603)	(6,674)

Total	$ 29,083	$ 25,264	$ 12,394

NOTE C - Deferred Policy Acquisition Costs

Policy acquisition costs incurred and amortized to income follow:

	2003	2002	2001

Balance, January 1	$ 138,241	$ 116,557	$ 111,305
Costs deferred during the year	365,614	317,008	269,629
Amortization charged to expense	(350,250)	(295,324)	(264,377)

Balance, December 31	$ 153,605	$ 138,241	$ 116,557

NOTE D - Property and Equipment

Property and equipment owned by the Company at December 31 follows:

	2003	2002

Buildings	$ 55,399	$ 53,012
Equipment and office furniture	44,747	42,217
Building improvements	829	798

	100,975	96,027
Less accumulated depreciation	(51,937)	(48,477)

	49,038	47,550
Land	3,959	3,959

	$ 52,997	$ 51,509

      Depreciation expense was $5,893, $5,417 and $4,280 for the years ended December 31, 2003, 2002 and 2001, respectively. Depreciation expense is allocated evenly between loss adjustment expenses and policy acquisition costs.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE E - Unpaid Losses and Loss Adjustment Expenses (LAE)

Liabilities for unpaid losses and LAE at December 31 follow:

	2003	2002

Net voluntary unpaid loss and LAE reserves	$ 760,156	$ 650,892
Voluntary salvage and subrogation recoverable	(100,988)	(88,108)
Assumed unpaid loss and LAE reserves from CAR	155,874	138,355
Assumed salvage and subrogation recoverable from CAR	(22,699)	(22,790)

Total voluntary and assumed unpaid loss and LAE reserves	792,343	678,349
Adjustment for ceded unpaid loss and LAE reserves	174,010	146,277
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid loss and LAE reserves	$ 957,353	$ 815,626

      Unpaid Losses and LAE, by their nature, are inherently uncertain as to the ultimate outcome of the estimated amounts. The liability for unpaid losses and LAE represents management's best estimate of the ultimate net cost of all losses and LAE incurred through the balance sheet date. The estimate for ultimate net cost of all losses incurred through the balance sheet date includes the adjusted case estimates for losses, incurred but not reported losses, salvage and subrogation recoverable and a reserve for LAE. In arriving at its best estimate, management begins with the aggregate of individual case reserves and then makes adjustments to these amounts on a line of business basis. These adjustments to the aggregate case reserves by line of business are made based on analysis performed by management as further described below. The entire liability for unpaid losses and LAE is also independently reviewed quarterly and annually by the Company's Actuarial Department. Liability estimates are continually analyzed and updated, and therefore, the ultimate liability may be more or less than the current estimate. The effects of changes in the estimates are included in the results of operations in the period in which the estimates are revised.

   Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and LAE. Quarterly, the Company reviews these reserves internally. Regulations of the Division of Insurance require the Company to obtain a certification annually from either a qualified actuary or an approved loss reserve specialist that its loss and LAE reserves are reasonable.

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

      In accordance with industry practice, the Company also maintains reserves for estimated IBNR and LAE net of salvage and subrogation recoverable. These reserves are determined based on historical information and the experience of the Company. Adjustments to these reserves are made periodically to take into account changes in the volume of business written, claims frequency and severity, the mix of business, claims processing and other items that can be expected to affect the Company's liability for losses and LAE over time.

When reviewing the liability for unpaid losses and LAE, the Company analyzes historical data and estimates the impact of various factors, including:

*	payment trends;

*	loss expense per exposure;

*	the historical loss experience of the Company and industry;

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE E - Unpaid Losses and Loss Adjustment Expenses (LAE) (continued)

* frequency and severity trends;

* legislative enactments, judicial decisions, legal developments in the imposition of damages; and,

* changes and trends in general economic conditions, including the effects of inflation and recession.

      This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors.

      By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, the Company estimates the ultimate net liability for losses and LAE. After taking into account all relevant factors, management believes that, based on existing information, the provision for losses and LAE at December 31, 2003 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability, however, may be greater or lower than established reserves. If the ultimate exposure is greater than (or less than) management's estimated liability for losses and LAE the Company will incur additional expense (income) which may have a material impact on the Company's consolidated financial position. The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods.

      Included in the loss reserve methodologies described above, are liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as oil spills, mold and lead paint. Reserves have been established to cover these claims for known losses. Because of the Company's limited exposure to these types of claims, management believes they will not have a material impact on the consolidated financial position of the Company in the future. Loss reserves on environmental related claims amounted to $7,906 and $5,773 at December 31, 2003 and 2002, respectively.

The change in reserves for unpaid losses and loss adjustment expense, net of reinsurance deductions from all reinsurers, including CAR, for the years ended December 31 follow:

	2003	2002	2001

Incurred losses and LAE:
Provision for insured events of the current year	$1,095,371	$ 924,206	$ 816,951
Decrease in provision for insured events of prior years	(25,224)	(14,437)	(35,320)

Total incurred losses and LAE	1,070,147	909,769	781,631

Payments:
Losses and LAE attributable to insured events of the current year	625,803	539,555	487,918
Losses and LAE attributable to insured events of prior years	330,349	286,022	285,424

Total payments	956,152	825,577	773,342

Change in loss and LAE reserves during the year	113,995	84,192	8,289
Loss and LAE reserves prior to the effect of ceded reinsurance
recoverable, beginning of year	678,348	594,156	585,867

Loss and LAE reserves prior to the effect of ceded reinsurance
recoverable, end of year	792,343	678,348	594,156
Ceded reinsurance recoverable	165,010	137,278	101,036

Loss and LAE reserves, end of year	$ 957,353	$ 815,626	$ 695,192

      As a result of changes in estimates of insured events in prior years, the provision for loss and loss adjustment expenses decreased $25,224 for the year ended 2003 and $14,437 for the year ended 2002. The favorable development is due primarily to lower than anticipated losses related to the personal automobile liability line of business, offset by worse development in automobile physical damage and commercial automobile liability. Conditions and trends that have affected development in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based upon these developments. The amounts we will ultimately incur from loss and loss adjustment expenses could differ materially in the near term from the amounts recorded.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE E - Unpaid losses and Loss Adjustment Expenses (LAE) (continued)

      Approximately $35,000 in personal automobile liability redundancies developed for the year ended 2003, with two thirds of this amount coming from the 2002 and 2001 accident years. The remaining redundancy in this area came about evenly from the four accident years prior to this. The primary reason for the redundancies in this area is that claim severity came in better than the Company anticipated. The approximate $4,700 worse development in automobile physical damage occurred in the 2002 accident year offset by redundancies in the 2001 accident year. The 2002 impact was mainly from higher IBNR claims as a result of a severe winter storm during the last week of 2002, coupled with higher severity on physical damage claims. The 2001 redundancies primarily resulted from higher than anticipated subrogation. The Company also experienced deficiencies of $2,300 and $1,500 for accident years 2001 and 2002, respectively, in 2003 in the commercial automobile liability area. These deficiencies were primarily related to higher severity as compared to claims incurred in prior years. Various redundancies and deficiencies for the other lines of business and accident years combined for the remaining approximately $1,300 net deficiency.

      The reserves for loss and loss adjustment expenses represent management's best estimate of the ultimate net cost of all loss and loss adjustment expenses incurred after reinsurance and for amounts estimated to be recoverable through salvage and subrogation. The Company's aggregate actuarial estimate for the loss and LAE reserves, on a consolidated basis and net of reinsurance recoverable, ranges from a low of $694.2 million to a high of $807.9 million, as of December 31, 2003. The Company's financial statement loss and LAE reserves net of reinsurance, based on management's best estimate, was established at $792.3 million for that date. Management calculates its estimate independently from those amounts as calculated by the Company's actuaries and, therefore, the final results are most often not the same. Management estimates its amounts primarily by reviewing historical loss and LAE data, focusing mainly on payment data. It also reviews and compares most recent loss frequency, severity and payment data to historical trends in an attempt to determine if patterns are remaining consistent or not. Management attempts to establish its reserve estimate as close to the amount required for the ultimate future payments necessary to settle all losses. The accuracy of this estimate is reflected by the line noted in the above table entitled "decrease in provision for insured events of prior years."

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

NOTE F - Bonds Payable

      On December 9, 2003, the Company issued $300 million face value of senior unsecured and unsubordinated debt ("the Senior Notes") which matures December 9, 2013. The Senior Notes were issued at 99.3% to yield 6.04%, and bear a coupon interest rate of 5.95%, payable semi-annually on June 9 and December 9 beginning 2004. Proceeds from the issuance were $298.0 million. Costs related to the issuance of the Senior Notes have been deferred and recorded in other assets on the balance sheet. The deferred costs and the original issue discount will be amortized into interest expense over the life of the Senior Notes. The fair market value of the Senior Notes at December 31, 2003 was $302.3 million.

NOTE G - Reinsurance Activity

      The Company reinsures with other insurance companies on a claims incurred basis a portion of our potential exposure under the policies we have written. The objective of this reinsurance is to mitigate the adverse financial consequences of a severe loss under individual policies, or catastrophic occurrences where a number of claims can produce an extraordinary aggregate loss. Reinsurance does not legally discharge the Company from its primary liability to the insured for the full amount of the policies, but it does make the reinsurer liable to the Company to the extent of the reinsured portion of any loss ultimately suffered. The Company seeks to utilize reinsurers that it considers adequately capitalized and financially able to meet their respective obligations under reinsurance agreements with it. The Company uses a variety of reinsurance mechanisms to protect itself against loss.

      Quota Share Reinsurance. The Company entered into a new one-year 65% quota share reinsurance program to cover all non-automobile property and liability business, except umbrella policies, effective July 1, 2003. Prior to July 1,

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE G - Reinsurance Activity (continued)

2003, the Company maintained a 75% quota share reinsurance program, which was incepted on July 1, 1998 and established for a five year period. Quota share reinsurance refers to a form of pro rata reinsurance arrangement pursuant to which the reinsurer participates in a specified percentage of the premiums and losses on every risk that comes within the scope of the reinsurance agreement. The current program is split among American Re-Insurance Corporation, rated "A+(Superior)" by A.M. Best (its second highest rating), Employers Reinsurance Corporation, rated "A (Excellent)" by A.M. Best (its third highest rating), Swiss Reinsurance America Corporation, rated "A+ (Superior)" by A.M. Best, and Transatlantic Insurance Company, rated "A++ (Superior)" by A.M. Best (its top rating). The maximum per occurrence dollar recovery is equal to 225% of the annual net premiums ceded to the quota share arrangement in the contract year. The maximum aggregate per year dollar recovery under the quota share contract is equal to 325% of the annual net premium ceded to the quota share arrangement in the contract year. A sliding scale commission, based on loss ratio, is utilized under this program. Several limitations were added to the new quota share program regarding losses related to nuclear, chemical and biological terrorist events. The Company's maximum loss recovery in case of these types of events is estimated at $26 million. This program provides the Company with sufficient protection for catastrophe coverage to enable it to forego pure catastrophe reinsurance coverage.

The table below provides information depicting the approximate recovery under the quota share contract at various loss scenarios, if a single catastrophe were to strike through June 30, 2004:

Total Loss	Reinsurance Recovery	Net Loss Retained by Commerce

$ 50,000	$ 32,500	$ 17,500
100,000	65,000	35,000
150,000	97,500	52,500
200,000	130,000	70,000
250,000	162,500	87,500
300,000	195,000	105,000

      Under the above scenario and based on the twelve month projected premiums to be ceded under the program, we have no reinsurance recoveries for a single event catastrophe in excess of a total loss of approximately $359 million. The level of reinsurance protection increases (decreases) when the Company cedes more (less) premium to the reinsurers.

      It is customary for property and casualty companies to evaluate their exposure to a weather-related catastrophe by estimating the losses that would be incurred if a storm equivalent to the most destructive storm that has occurred during a given period were to occur during a current fiscal year or reinsurance policy period. If the estimate focuses on hurricanes during the past 100 years, for example, the most destructive hurricane during that period is referred to as a "100-year hurricane." Our estimated total loss, before reinsurance, on our other-than-automobile business for 100 and 250-year hurricanes is approximately $200 million and $322 million, respectively. Our estimates were derived through the services of Employers Reinsurance Corporation on our December 31, 2002 other-than-automobile exposures, which utilized the RMS (Risk Management Solutions) risk assessment system, and are based on increases in policies written in 2003 that are subject to the quota share treaty. We believe that most property and casualty insurance companies establish their catastrophe reinsurance programs between the 100-year and 250-year storm estimates.

      Written premiums ceded in 2003, 2002 and 2001 under the current and prior quota share programs combined were $107.3 million, $98.0 million and $78.6 million, respectively. The 9.5% increase in written premiums ceded in 2003 versus 2002 in this program was primarily the result of a $19.3 million, or 23.1% increase in Massachusetts homeowner direct written premium, coupled with an $8.7 million, or 31.9%, increase in direct homeowner writings in states other than Massachusetts, as previously mentioned. The impact of these increases was offset by the reduction on the quota share participation rate from 75 % to 65 % on July 1, 2003. Ceding commission income is calculated on a ceded earned premium basis.

      Casualty Reinsurance. Casualty reinsurance, excluding umbrella policies, is written on an excess of loss basis for any one event or occurrence with a maximum recovery of $8.0 million over a net retention of $2.0 million. This coverage is placed with Swiss Reinsurance America Corporation.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE G - Reinsurance Activity (continued)

      Personal and commercial liability umbrella policies are reinsured on a 95% quota share basis in regard to limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $5.0 million for policies with underlying automobile coverage of $250/$500 or more. We also have personal liability umbrella reinsurance coverage for policies with underlying automobile coverage of $100/$300 on a 65% quota share basis for limits up to $1.0 million and 100% quota share basis for limits in excess of $1.0 million but not exceeding $3.0 million. The personal liability coverage was placed with American Re-Insurance through year end 2002. Effective January 1, 2003, we entered into a 95% personal umbrella quota share agreement with Employers Reinsurance Corporation, rated "A (Excellent)" by A.M. Best (its third highest rating). Through July 15, 2002, our commercial liability umbrella policies were placed with American Re-Insurance Company. Subsequent to July 15, 2002, we entered into a 95% commercial umbrella quota share agreement with Employers Reinsurance Corporation.

      Earned premiums and losses and loss adjustment expenses are stated in the accompanying consolidated financial statements after deductions for ceded reinsurance. Those deductions for reinsurance, other than CAR, follow for the years ended December 31:

	2003	2002	2001

Income Statement
Written premiums ceded	$ 111,119	$ 101,913	$ 81,827
Earned premiums ceded	108,249	90,075	77,226
Losses and loss adjustment expenses ceded	68,139	47,658	40,514
Balance Sheet
Unpaid losses and loss adjustment expenses	58,074	43,380	32,101
Unearned premiums	59,712	55,023	42,258

The Company, as primary insurer, would be required to pay losses in their entirety in the event that the reinsurers were unable to discharge their obligations under the reinsurance agreements.

      Effective July 1, 2002, Commerce entered into a retrocessional reinsurance agreement with one of its quota share reinsurers who maintained a one-third participation in Commerce's 75% quota share treaty. For a premium paid to Commerce, Commerce indemnified the reinsurer if the reinsurer incurred a loss for a single event or occurrence over a certain threshold. Losses assumed by the reinsurer must first exceed $15,000 before a reimbursement would have been made, by Commerce, to the reinsurer. Commerce's exposure to the reinsurer under this agreement was for a maximum of $35,000. The threshold translated into a $60,000 total loss event or occurrence to Commerce, $15,000 of which represented the reinsurers 25% portion of the quota share treaty, before the reinsurer would have received any benefit. This contract terminated on June 30, 2003 with no losses incurred by Commerce.

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

      Since its inception, CAR has annually generated multi-million dollar underwriting losses, primarily in the personal automobile pool. The Company is required to share in the underwriting results of CAR business for its respective product lines. Under current regulations, the Company's share of the CAR personal or commercial deficit is based upon its market share for automobile risks for the particular pool, adjusted by a "utilization" concept, such that, in general, the Company is disproportionately and adversely affected if its relative use of CAR reinsurance exceeds that of the industry, and favorably affected if its relative use of CAR reinsurance is less than that of the industry. For personal automobile writers, companies can reduce their participation ratio by writing credit eligible business voluntarily. Companies are provided credits against their participation ratio for writing those classes and territories of business that are purposefully under-priced in the Massachusetts rate setting process. The Company's strategy has been to maintain above average voluntary retention levels, as well as to retain private passenger automobile business voluntarily that receives credits. This favorably affects the

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE G - Reinsurance Activity (continued)

Company's participation ratio compared to its market share, but adversely impacts its voluntary loss ratio. During 2003, 2002 and 2001, the Company's net participation in the CAR personal automobile pool approximated 20.2%, 18.2% and 17.3%, respectively, as reported by CAR, compared to the Company's estimated market share in those years of 27.6%, 25.9% and 23.2%.

Reinsurance activity with CAR for fiscal years 2003, 2002 and 2001 follows:

	2003		2002		2001

	Ceded	Assumed	Ceded	Assumed	Ceded	Assumed

Income Statement:
Written premiums	$104,898	$112,547	$ 88,198	$ 96,269	$ 70,973	$ 79,360
Earned premiums	96,150	104,297	80,241	90,594	72,648	80,176
Losses and LAE incurred	114,267	144,252	114,578	128,071	80,053	108,353
Underwriting expenses	-	35,883	-	31,047	-	28,270

Balance Sheet:
Unearned premiums	55,656	55,624	52,374	47,374	44,399	41,699
Unpaid losses and LAE	137,087	133,175	112,102	115,566	87,271	105,092

      The Company pays to CAR all of the premiums generated by the policies it has ceded and CAR reimburses the Company for all losses incurred on account of ceded policies. In addition, the Company receives a fee for servicing ceded policies based on the expense structure established by CAR. For the years ended December 31, 2003, 2002 and 2001, these servicing fees amounted to $18,938, $18,668 and $17,161, respectively.

      The Company presents assets and liabilities gross of reinsurance. The Residual Market Receivable represents the gross amount of reinsurance recoverable from CAR including unpaid losses, unearned premiums, paid losses recoverable and unpaid ceded and assumed premiums.

      The current CAR utilization-based participation ratio has been in place for the personal automobile market since 1994. During 2003, 2002 and 2001, the Company's amount of personal automobile exposures it reinsured through CAR approximated 5.1%, 4.9%, and 4.9%, respectively, as compared to industry averages of 7.0%, 7.5% and 7.7%, respectively.

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay their obligations. At the present time, the Company is not aware of any CAR member company who has failed to meet their obligations.

      The Company's two largest reinsurance components, quota share and CAR, settle on a quarterly basis. Quota share settles 45 days after the end of each quarter and CAR settles 90 days after the end of each quarter. There were no balances in dispute for the years ended 2003 and 2002 for both components.

NOTE H - Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return.

The federal income tax expense (benefit) for the years ended December 31 follows:

	2003	2002	2001

Current	$ 63,852	$ 32,956	$ 28,571
Deferred	(5,784)	(15,893)	(10,179)

	$ 58,068	$ 17,063	$ 18,392

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE H - Income Taxes (continued)

     Realization of a deferred tax asset is dependent on generating sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2002, the Company's valuation allowance of $3,936 represented the tax effect related to realized investment losses that may not have been recoverable due to the uncertainties as to the amount of realized investment gains that may have been available in the future. The Company had sufficient capital gains in 2003 to reverse the 2002 year end valuation allowance in 2003.

Deferred tax liabilities (assets) at December 31 follow:

	2003	2002

Unearned premiums	$ (48,846)	$ (41,113)
Discounting of loss reserves	(22,248)	(24,147)
Equity in losses of preferred stock mutual funds	-	(7,847)
Employee stock option expense	(7,797)	(5,514)
Investment write-downs	(13,159)	(10,297)
Deferred income	(10,797)	(8,916)
Book value awards expense	(3,850)	(221)
Directors' retirement compensation expense	(1,006)	(918)
Other	(3,322)	(3,375)

	(111,025)	(102,348)
Valuation allowance	-	3,936

Deferred tax assets	(111,025)	(98,412)

Deferred policy acquisition costs	53,763	48,384
Salvage and subrogation recoverable	2,429	2,466
Tax depreciation in excess of book depreciation	1,724	2,051
Equity in preferred stock mutual funds	3,377	-
Net accumulated comprehensive income	15,664	13,603
Other	828	1,180

Deferred tax liabilities	77,785	67,684

Net deferred tax asset	$ (33,240)	$ (30,728)

Federal income tax on income is less than the amount computed by applying the statutory rate of 35% for the years ended 2003, 2002 and 2001 for the following reasons:

	2003		2002		2001

Tax at statutory rate	$76,757	35.0%	$18,220	35.0%	$37,724	35.0%
Tax exempt interest	(4,933)	(2.2)	(5,556)	(10.7)	(7,123)	(6.6)
Dividends paid to ESOP
participants	(1,211)	(0.6)	(844)	(1.6)	(848)	(0.8)
Dividends received deduction	(7,942)	(3.6)	(9,100)	(17.5)	(7,510)	(7.0)
Valuation allowance	(3,936)	(1.8)	3,936	7.6	-	-
Realized losses ineligible for tax
deduction	-	-	10,874	20.9	-	-
Amortization of excess of book
value of subsidiary interest
over cost	-	-	-	-	(1,186)	(1.1)
Amortization of preferred stock
mutual fund negative goodwill	-	-	-	-	(1,043)	(0.9)
Other	(667)	(0.3)	(467)	(0.9)	(1,622)	(1.5)

Tax at effective rate	$58,068	26.5%	$17,063	32.8%	$18,392	17.1%

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE I - Related-Party Transactions

      The Company has made loans to insurance agencies with which Commerce transacts business on a regular basis. At December 31, 2003, ten loans with an aggregate outstanding principal balance of $2,537 were collateralized by the assets of the agencies and one loan with an outstanding balance of $281 was collateralized by real estate as the primary collateral and the assets of the agency as secondary collateral. There were no loans to insurance agencies collateralized solely by real estate. At December 31, 2002, eleven loans with an aggregate outstanding balance of $2,847 were collateralized by the assets of the agencies and one loan with an outstanding balance of $298 was collateralized by real estate as the primary collateral and the assets of the agency as secondary collateral.

      The immediate family of Raymond J. Lauring, a Director of the Company, owns more than a 10% equity interest in Lauring Construction Company. Mr. Lauring has no ownership interest in Lauring Construction Company. During 2003 and 2002, Lauring Construction Company provided construction and construction management services in connection with a contract for the estimated $13 million renovation of a 130,000 square foot building purchased by the Company. Terms of the contract provided for a fixed fee of $650 for supervision of management of the project. Total payments on the supervision and management services portion of the contract in 2003 and 2002 were $375 and $275, respectively. Payments to Lauring Construction Company in 2003 and 2002 for actual materials used and construction work performed on this project were $335 and $2,308, respectively, and payments for other work unrelated to the project were $45 in 2003 and $33 in 2002.

NOTE J - Employee Stock Ownership Plan

      The Company offers an Employee Stock Ownership Plan ("ESOP") for the benefit of substantially all employees, including those of the Company's subsidiaries. The ESOP is noncontributory on the part of participants and contributions are made at the discretion of the Board of Directors. The Company is under no obligation to make contributions or maintain the ESOP for any length of time, and may completely discontinue or terminate the ESOP at any time without liability. Contributions by the Company and subsidiaries to the ESOP for the years ended December 31, 2003, 2002 and 2001 were $8,850, $8,070 and $7,502, respectively. The increase in the contribution in 2003 over 2002 and in 2002 over 2001 was primarily due to an increase in employees. The ESOP held 2,851,748 and 2,921,033 shares of the Company's common stock at December 31, 2003 and 2002, respectively.

      ESOP participants who are current employees of the Company or its subsidiaries and who are 100% vested in their ESOP accounts can annually elect to transfer out of the ESOP up to 100% of their allocated Company stock in the form of an eligible rollover distribution into another eligible retirement plan, such as a qualified individual retirement arrangement. Approximately 2,096,000 shares owned by participants in the ESOP at December 31, 2003 are allocated to the ESOP accounts of these individuals. ESOP accounts vest at a rate of 20% per service year beginning with a participant's third year of service.

      ESOP participants who are former employees of the Company may generally elect to withdraw from the ESOP the total amount of shares allocated to their accounts at any time. Approximately 561,000 shares held by the ESOP at December 31, 2003 are allocated to the ESOP accounts of these individuals.

      The remaining approximately 194,000 shares held by the ESOP at December 31, 2003 are allocated to the ESOP accounts of participants who have not yet reached 100% vesting in their account balances. Disposition of these unvested shares is restricted under the ESOP. The Company pays for administration of the ESOP.

      In 2003, the Company's 401(k) Plan was merged into the ESOP. The ESOP is administered by Fidelity Investments. The 401(k) component of the ESOP enables eligible employees to contribute up to 60% of eligible compensation on a pre-tax basis up to the annual maximum limits under federal tax law. The Company incurs no expenses in the form of matching contributions but does pay for administration of the plan.

NOTE K - American Commerce Post-Retirement Benefits

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

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE K - American Commerce Post-Retirement Benefits (continued)

age 65 and life insurance coverage decreases based upon the age of the participant until the attainment of age 70 and thereafter. Participants' spouses are also covered under the post-retirement plan. The cost of post-retirement medical, dental and life insurance benefits was accrued over the active service periods of employees to the date they attained full eligibility for such benefits. It is the policy of American Commerce to pay for post-retirement benefits as incurred.

      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position FAS 106-1, the Company elected to defer accounting for the effects of the Act until specific, authoritative guidance on the accounting for the federal subsidy is issued. Therefore, any measures of the accumulated benefit obligation and net periodic benefit cost of the post-retirement plan in the consolidated financial statements and accompanying notes do not reflect the effects of the Act. The authoritative guidance, when issued, could require the Company to change previously reported information, however, the Company does not expect this to have a significant effect on its financial condition or results of operation, because this applies to only six participants.

      The post-retirement benefit plan's funded status reconciled with amounts reported in the consolidated balance sheet and the assumptions used in determining the actuarial present value of the benefit obligation at year end follows:

	2003	2002

Plan assets at fair value	$ -	$ -

Accumulated benefit obligation:
Retirees	1,569	1,492
Active participants, fully eligible	-	-
Active participants, not eligible	-	-

Projected benefit obligation	1,569	1,492

Unfunded status of plan	(1,569)	(1,492)
Unrecognized net loss	20	-

Accrued benefit cost	$ (1,549)	$ (1,492)

Assumptions:
Weighted average discount rate	6.0%	7.0%

The measurement dates used to determine post-retirement benefit measurements that make up at least the majority of benefit obligations are December 31, 2003 and 2002, respectively.

Net periodic cost of the post-retirement plan for the periods ended December 31, 2003, 2002 and 2001 follows:

	2003	2002	2001

Service cost-benefits earned	$ -	$ 63	$ 250
Interest cost on projected benefit obligation	88	131	248
Amortization of unrecognized net transition obligation	-	1,087	99
Amortization of unrecognized prior service cost	-	(17)	(3)
Amortization of unrecognized gain	-	(3,310)	(25)

Net periodic cost (benefit)	$ 88	$(2,046)	$ 569

      The assumed health care cost trend rate for 2003 was 7.5% and 6.75% for medical and dental, respectively. These rates grade down until the final trend rates of 6.0% and 5.0% for medical and dental, respectively, are reached in 2010. A one percentage point increase in the assumed health and dental cost trend rates increases the sum of the service and interest costs components of the 2003, 2002 and 2001 periodic post-retirement benefit cost by 11.3%, 16.9% and 16.3% respectively, and the accumulated post-retirement benefit obligation as of December 31, 2003, 2002 and 2001 by 10.5%, 10.9% and 16.6%, respectively.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE L - Directors' Retirement Compensation Plan

      During 2000, the Company's Directors approved a Directors' Retirement Compensation Plan (the "Retirement Plan"). The Retirement Plan becomes effective for each Company Director upon terminating service on the Company's Board of Directors (the "Board") providing that such termination was not made under conditions adverse to the Company's interest. Effective with the annual meeting wherein the Director is not reappointed to the Board, and provided benefits are not paid until such time as the Director has attained the age of 65, the Company will pay an annual retirement benefit equal to 50% of the average annual total compensation of the Director for the immediately preceding three full years ("the three year average compensation"). The annual retirement benefit of 50% of the three year average compensation vests at the rate of 4.0% for each year of Board service up to a maximum of 100% vesting through termination of service. Payments continue for a maximum of ten years over the remaining life of the terminated Director, or his or her then spouse, if the Director pre-deceases the spouse. No payments are to be made after the death of the Director and spouse. Expenses related to the Retirement Plan in 2003, 2002 and 2001 amounted to $286, $117 and $178, respectively. The Company paid $36, $36 and $19 under the Retirement Plan in 2003, 2002 and 2001, respectively. The liability for the Retirement Plan, as calculated based on discounted cash flows, was $2,875 and $2,624 at December 31, 2003 and 2002, respectively.

NOTE M - Stockholders' Equity

The amount of consolidated retained earnings at December 31, 2003 represented by undistributed earnings of 50% or less owned investments that are accounted for using the equity method follows:

			Undistributed
	Carrying		Earnings
	Value	Cost	(Loss)

Preferred stock mutual funds	$ 54,274	$ 50,795	$ 3,479
Other investments in venture capital partnerships	22,914	38,826	(15,912)

	$ 77,188	$ 89,621	(12,433)

Income tax benefit			(4,352)

Undistributed equity method earnings included in
consolidated retained earnings			$ (8,081)

Book Value Awards, Stock Appreciation Rights and Stock Option Programs

      During 2002, the Company's stockholders approved the Incentive Compensation Plan which provides for the award of incentive stock options, non-qualified stock options, book value awards, stock appreciation rights ("SAR"), restricted stock and performance stock units. Up to 5,000,000 shares of common stock (subject to increase for anti-dilution adjustments) may be issued under the Incentive Compensation Plan, including shares that may be issued pursuant to awards of restricted stock or upon the exercise of common stock equivalent awards such as stock options and stock appreciation rights payable in the form of common stock (not in the form of cash). At the discretion of the compensation committee all directors, officers and other senior management employees of the Company or any of its subsidiaries are eligible to participate in this Incentive Compensation Plan.

      Book value awards issued relating to the Incentive Compensation Plan totaled 1,408,675, 1,268,784 and 474,541 in 2003, 2002 and 2001, respectively. Expenses relating to book value awards were $11,203, $1,700 and $1,577 in 2003, 2002 and 2001, respectively. The outstanding book value awards entitle the holders to cash payments based upon the extent to which, if at all, the per share book value exceeds certain thresholds set at the time the award was granted.

      Employee stock options ("options") granted during 2001, 2000 and 1999 relating to the Incentive Compensation Plan totaled 1,184,343, 644,520 and 700,179, respectively, including the issuance of options previously terminated. No options were granted in 2003 and 2002. The outstanding options entitle the recipient to purchase the Company's common stock based upon the extent to which, if at all, the per share market value of the common stock exceeds certain thresholds set at the time the option was granted. Unexercised options terminate not later than eight years after the date of grant.

Liabilities for the book value awards and employee stock option programs were $17,512 and $10,926 at December 31, 2003 and 2002, respectively.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE M - Stockholders' Equity (continued)

Incentive Compensation Plan activity, related to employee stock options, for the three years ended 2003 follows:

		Weighted Average Exercise
	Shares	Price

Options outstanding at January 1, 2001	1,338,811	$32.35
Granted April 6, 2001	1,184,343	30.80
Terminated	(80,818)	34.74

Options outstanding at December 31, 2001	2,442,336	31.52
Exercised	(281,627)	32.81

Options outstanding at December 31, 2002	2,160,709	31.35
Exercised	(348,037)	31.79

Options outstanding at December 31, 2003	1,812,672	31.27

Options exercisable at December 31, 2002	347,873	32.81

Options exercisable at December 31, 2003	628,329	32.15

At December 31, 2003, 2,557,664 shares of common stock may be awarded in the future under the Incentive Compensation Plan.

      The Company follows variable accounting treatment of employee stock options granted in 1999 and 2000 in accordance with APB Opinion 25 and related interpretations. Expenses in 2003 and 2002 related to options granted in 1999 and 2000 were $2,570 and $3,306, respectively.

      Additionally, the Company granted 1,100,000, 475,000 and 275,000 options to certain agents ("ACIC agents' options") of American Commerce (the "American Commerce Agents' Plan") in 2003, 2002 and 2001, respectively. The right of the recipient to exercise these ACIC agents' options is contingent upon the average volume of other-than-Massachusetts private passenger automobile and homeowners direct written premiums placed and maintained with American Commerce for a five year period specified in the ACIC agents' option agreement. If qualified, the recipient may purchase the Company's common stock at the exercise price for a period of five years beginning five years after the date of the grant ("the confirmation date"). Unexercised ACIC agents' options terminate not later than ten years after the date of the grant ("the expiration date"). In conjunction with meeting specified premium growth levels over the term of the ACIC agents' options, the Company provided "put rights" to the holders of the ACIC agents' options granted in 1999. These put rights permit the agents' option holders to require the Company to purchase the ACIC agents' options at the difference between $40.00 less the exercise price, at any time from and after the confirmation date through and including the expiration date. Options cannot be exercised using cash. Options can only be exercised using a net share purchase such that the dollar value that the option is in the money is divided by the fair market value of the stock at the date of exercise to arrive at the number of shares received by the option holder. Expenses related to these options, determined in accordance with the fair value accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", amounted to $9,030 in 2003, $1,543 in 2002 and $2,862 in 2001. The American Commerce Agent's Plan has not been, and is not required to be, approved by the Company's stockholders.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE M - Stockholders' Equity (continued)

The American Commerce Agents' Plan activity for the three years ended 2003 follows:

		Weighted
		Average
		Exercise
	Shares	Price

Agents' options outstanding at January 1, 2001	1,947,380	$ 36.23
Granted	275,000	42.85

Agents' options outstanding at December 31, 2001	2,222,380	37.05
Granted	475,000	49.50

Agents' options outstanding at December 31, 2002	2,697,380	39.24
Granted	1,100,000	46.27

Agents' options outstanding at December 31, 2003	3,797,380	41.28

None of the outstanding ACIC agents' options was exercisable at December 31, 2003, 2002 and 2001.

      The fair value of each of the ACIC agents' options granted under the American Commerce Agents' Plan was estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2003	2002	2001

Dividend yield	3.20%	3.53%	3.16%
Expected volatility	22.40%	29.50%	28.30%
Risk-free interest rate	3.04%	2.71%	4.04%
Expected option life in years	5-9.5	7	7

      The exercise prices for ACIC agents' options granted in 2003, 2002, 2001, 2000 and 1999 are $46.27, $49.50, $42.85, $34.04 and $36.32, respectively. The estimated weighted average fair value per share of the ACIC agents' options under the American Commerce Agents' Plan was $6.82, $5.03 and $5.63 at December 31, 2003, 2002 and 2001, respectively. The ACIC agents' option liability at December 31, 2003 and 2002 was $16.7 million and $7.6 million, respectively.

NOTE N - Net Capital Requirements

      The insurance companies included in the consolidated financial statements are subject to the financial capacity guidelines established by their respective state Divisions of Insurance. Every Massachusetts insurance company seeking to make any dividend or other distribution to its stockholders may, within certain limitations, pay such dividend and then file a report with the Commissioner. Dividends in excess of these limitations are called extraordinary dividends. An extraordinary dividend is any dividend or other property, whose fair value together with other dividends or distributions made within the preceding twelve months, exceeds the greater of ten percent of the insurer's surplus as regards policyholders as of the end of the preceding year, or the net income of a non-life insurance company for the preceding year. No pro-rata distribution of any class of the insurer's own securities is to be included. No Massachusetts insurance company shall pay an extraordinary dividend or other extraordinary distribution until thirty days after the Commissioner has received notice of the intended distribution and has not objected. No extraordinary dividends were paid in 2003, 2002 and 2001. California and Ohio have similar regulations. No extraordinary dividend was paid by American Commerce in 2003, 2002 and 2001 and no dividends were paid by Commerce West since its acquisition.

      The aggregate amount of dividends calculated in accordance with regulations in Massachusetts, California and Ohio that could have been paid in 2003 from all of the Company's insurance subsidiaries without prior regulatory approval was approximately $76.0 million, of which $66.2 million was declared and paid as of December 31, 2003.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE N - Net Capital Requirements (continued)

      The Board of Directors of the Company voted to declare four quarterly dividends to stockholders of record totaling $1.27 per share and $1.23 per share in 2003 and 2002, respectively. On May 16, 2003, the Board voted to increase the quarterly stockholder dividend from $0.31 to $0.32 per share to stockholders of record as of June 4, 2003. Prior to that declaration, the Company paid quarterly dividends of $0.31 per share dating back to May 19, 2002 when the Board voted to increase the dividend from $0.30 to $0.31 per share.

NOTE O - Statutory Balances

      The Company presents statutory financial information because it believes that these measures are useful to interested parties. Statutory measures allow readers to more easily compare our insurance operations with those of other companies, especially those whose GAAP financial statements reflect businesses more diversified than the Company's business. Statutory accounting principles vary in some respects from GAAP. Principal variations include the accounting for:

*	policy acquisition costs;

*	furniture and equipment, prepaid commissions, and other assets not specifically identified as an admitted asset;

*	real estate;

*	deferred tax assets;

*	statement of cash flows classifications;

*	assets and liabilities related to reinsurance transactions, and commissions allowed by reinsurers on business ceded;

*	investments in bonds and mandatory redeemable preferred stocks;

*	wholly-owned subsidiaries;

*	closed-end preferred stock mutual funds accounted for under the equity method and investments in limited partnerships.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE O - Statutory Balances (continued)

      Following is a GAAP to Statutory reconciliation for both earnings and policyholders surplus for the combined operations of our insurance subsidiaries - Commerce, Citation, Commerce West and American Commerce:

	2003		2002		2001

	Earnings	Equity	Earnings	Equity	Earnings	Equity

GAAP	$174,456	$1,183,715	$49,433	$776,512	$94,358	$785,772

Deferred income taxes (benefits)	7,586	53,788	(15,793)	38,661	(5,540)	34,518
Deferred acquisition costs	(15,366)	(153,605)	(21,684)	(138,242)	(5,252)	(116,557)
Bonds-book versus market	-	(19,531)	-	(20,785)	-	(11,578)
Preferred stock-market versus book	-	(11,189)	-	(7,149)	-	467
Deferred income	(498)	7,684	1,380	8,183	(692)	6,802
Deferred service fee income (expenses)	(1,717)	105	(943)	1,821	1,067	2,765
Deferred reinsurance commissions	3,147	21,908	3,924	18,769	1,560	14,834
Statutory reserve over
statement reserves	-	(94)	-	(115)	-	(115)
Goodwill in subsidiary	(348)	-	166	(3,129)	(290)	1,065
Pension and post-retirement benefit	(11)	-	(2,015)	-	55	1,929
Yield to worst amortization	(1,150)	(4,616)	274	(3,562)	(201)	(3,803)
Non-admitted assets	-	(3,370)	-	(8,453)	-	(8,682)
Sale of affiliates to subsidiary	1,584	-	-	-	-	-
Adjustment for non-insurance
company subsidiary	-	-	(97)	(1,033)	6,014	6,840
Equity in earnings (losses) of
preferred stock mutual funds
reflected in GAAP earnings	(33,223)	-	44,363	-	(4,583)	-
Equity in earnings (losses) of
venture capital funds reflected
in GAAP earnings	1,964	-	4,399	-	9,548	-
Equity in earnings (losses) of
LIQ Special Trust reflected in
GAAP earnings	-	-	2,484	-	(2,561)	-
Change in accounting principle	-	-	(11,237)	-	-	-
Restatement for option
accounting	-	-	-	-	1,400	1,400
Other	14	279	466	531	135	275

Total adjustments	(38,018)	(108,641)	5,687	(114,503)	660	(69,840)

Statutory	$136,438	$1,075,074	$55,120	$662,009	$95,018	$715,932

NOTE P - Segment Information

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

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE P - Segment Information (continued)

Selected segment information for 2003, 2002 and 2001 follows:

		Earnings (Losses)
		Before Income
		Taxes and Change
		in Accounting	Identifiable
	Revenue	Principle	Assets

2003:
Property and casualty insurance
Massachusetts	$ 1,413,074	$ 224,092	$ 2,784,091
Other than Massachusetts	226,978	16,182	333,044
Real estate and commercial lending	1,233	1,233	16,924
Corporate and other	(463)	(22,496)	30,172

Consolidated	$ 1,640,822	$ 219,011	$ 3,164,231

2002:
Property and casualty insurance
Massachusetts	$ 1,092,396	$ 72,903	$ 2,106,317
Other than Massachusetts	161,962	(16,479)	273,012
Real estate and commercial lending	2,737	2,737	27,554
Corporate and other	24	(6,580)	12,190

Consolidated	$ 1,257,119	$ 52,581	$ 2,419,073

2001:
Property and casualty insurance
Massachusetts	$ 1,011,318	$ 118,657	$ 1,886,514
Other than Massachusetts	135,483	(5,867)	249,316
Real estate and commercial lending	3,592	3,592	40,483
Corporate and other	3,397	(7,737)	10,830

Consolidated	$ 1,153,790	$ 108,645	$ 2,187,143

NOTE Q - Insolvency Fund Assessments

Protection Against Insurer Insolvency - Massachusetts

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

      From MIIF's inception on August 2, 1972 through December 31, 2003, the MIIF has approved assessments totaling $286,016, of which the share for Commerce and Citation was approximately $28,288. It is anticipated that there will be additional assessments from time to time relating to various insolvencies. By statute, no insurer may be assessed in any year an amount greater than two percent of that insurer's direct written premiums for the calendar year preceding the assessment. Although the timing and amounts of any such assessments are not known, based on existing knowledge, management is of the opinion that such assessments will not have a material effect on the consolidated financial position of the Company. MIIF assessed Commerce and Citation $8,106, $4,496 and $3,111 for the years ended December 31, 2003, 2002 and 2001, respectively. The assessment for 2003 was the result of 20 insolvencies. It was primarily the result of the insolvencies of Reliance Insurance Company and Legion Insurance Company for $2,570 each, and the insolvency of Midland Insurance Company for $2,185. The assessment for 2002 was primarily the result of six insolvencies. It was primarily the result of the

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE Q - Insolvency Fund Assessments (continued)

Credit General Insurance Company Insolvency, $1,154, Trust Insurance Company Insolvency, $1,074 and New England Fidelity Insurance Company Insolvency, $1,033. These amounts were offset by refunds for prior year assessments on numerous insurer insolvencies.

Protection Against Insurer Insolvency - Other States

      Commerce West, domiciled in California, is covered by the California Insurance Guarantee Association. American Commerce, domiciled in Ohio, is covered by the Ohio Guarantee Association and, as previously mentioned, Commerce and Citation are covered by MIIF. All companies are also covered by similar associations in the states where they do business. These associations operate similarly to the MIIF described earlier. Payments made by American Commerce, Commerce West and Commerce to the associations that they are covered under were $190 in 2003 and $107 in 2002.

NOTE R - Commitments

      In 2000, Commerce entered into a Limited Partnership Agreement with Conning Partners VI, L.P., a Delaware Limited Partnership. This partnership agreement required a commitment by the Company to invest up to $50,000 into the partnership. In 2003, 2002 and 2001, the Company invested $5,250, $9,965 and $6,341, respectively, into the partnership. As of December 31, 2003, the Company has invested $30,306 into the partnership, leaving a balance for funds available for commitment to the partnership of $19,694. The partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity, equity-related and other securities issued in expansion financing, start-ups, buy-outs and recapitalization transactions relating to companies in the areas of insurance, financial services, e-commerce, healthcare, and related businesses, including, without limitation, service and technology enterprises supporting such businesses, in order to realize long-term capital returns, all as determined and managed by the General Partner for the benefit of the Partners.

      Also in 2000, Commerce entered into a Limited Partnership Agreement with Distribution Partners Investment Capital, L.P. a Delaware Limited Partnership. This partnership agreement required a commitment by the Company to invest up to $3,500 into the partnership. In 2002 and 2001, the Company invested $298 and $1,733, respectively, into the partnership. The Company did not invest in the partnership in 2003. As of December 31, 2003, the Company has invested $2,555 into the partnership leaving a balance of $945 for funds still committed. The partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity and equity-related securities of companies operating in the area of insurance distribution and distribution related activities, all as determined and managed by the General Partner for the benefit of the Partners. See Note F for the Company's indebtedness commitment.

NOTE S - Legal Proceedings

      As is common with property and casualty insurance companies, the Company is a defendant in various legal actions arising from the normal course of its business, including claims based on the Massachusetts Unfair Claims Settlement Practices Act, or Chapter 176D and the Massachusetts Consumer Protection Act, or Chapter 93A. Similar provisions exist in other states where the Company does business. These proceedings are considered ordinary to operations or without foundation in fact. Management is of the opinion that these actions will not have a material adverse effect on the consolidated financial position of the Company.

      The Company previously disclosed that a purported class action lawsuit was pending in Massachusetts state court against Commerce. The lawsuit, titled "Elena Given, individually and as a representative of all persons similarly situated v. The Commerce Insurance Company," alleged damages as a result of the alleged inherent diminished value to vehicles that are involved in accidents. In April 2002, the trial judge in that case entered partial summary judgment for the plaintiff on the issue of whether the Massachusetts automobile policy covers her claim, ruling that the plaintiff would be entitled to reimbursement under the policy if the plaintiff were able both to prove that her vehicle suffered "inherent diminished value" in the accident and to quantify the amount of such diminution in value. During the third quarter of 2002, Commerce applied for direct appellate review of this issue by the Supreme Judicial Court of Massachusetts ("SJC"), and this application was granted. On October 7, 2003, the SJC ruled in favor of Commerce, overturning the trial court's decision that the Massachusetts automobile policy provides coverage for inherent diminished value. The plaintiff has dismissed this case. Commerce had not previously established a reserve for any contingent liability related to the Given litigation; therefore, there was no financial impact as a result of the conclusion of this litigation.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except for Per Share Data)

NOTE T - Quarterly Results of Operations (Unaudited)

An unaudited summary of the Company's 2003 and 2002 quarterly performance follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003
Total revenues	$ 361,177	$ 446,156	$ 405,620	$ 427,869
Net earnings	12,920	71,473	22,864	53,686
Comprehensive income	16,425	75,057	10,842	62,438
Net earnings per common share:
Basic	0.40	2.24	0.72	1.67
Diluted	0.40	2.22	0.71	1.65
Cash dividends paid per share	0.31	0.32	0.32	0.32

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002
Total revenues	$ 312,153	$ 294,788	$ 327,770	$ 322,408
Earnings (loss) before change in accounting principle	22,733	(1,300)	12,628	1,457
Net earnings (loss)	33,970	(1,300)	12,628	1,457
Comprehensive income (loss)	38,094	8,242	(2,425)	15,714
Net earnings (loss) per common share
Basic	1.03	(0.04)	0.39	0.05
Diluted	1.02	(0.04)	0.38	0.06
Earnings (loss) per common share before change in
accounting principle:
Basic	0.69	(0.04)	0.39	0.05
Diluted	0.68	(0.04)	0.38	0.06
Cash dividends paid per share	0.30	0.31	0.31	0.31

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION OF THE SUPPLEMENTAL INFORMATION
ON INSURANCE OPERATIONS
(Thousands of dollars)

      The following tables depict the progress of the insurance operations of the Company over the past fifteen years. For these years of operation, net premiums written amounted to $11.0 billion. During this period, the aggregate statutory financial ratios were 70.8% for losses and loss expenses and 25.5% for underwriting expenses resulting in an aggregate combined ratio of 96.3%. Total net investment income amounted to $1.0 billion or 9.4% of net premiums written. Net realized gains were $92.0 million. Stockholders' equity was $67.2 million at the beginning of 1989 and $1.2 billion, at the end of 2003, resulting in an average annual increase in excess of 22.5%, excluding dividends. This figure, including dividends paid, would have been 22.7%. The progress of the insurance operations during the most recent five year period, compared to the two previous five year periods, can best be illustrated by the following comparison:

	1999 - 2003	1994 - 98	1989 - 93

Direct premiums written	$6,238,030	$3,549,019	$2,324,133
Net premiums written	5,868,384	3,390,737	1,743,511
Net investment income	481,619	379,053	172,448
Net realized gains (losses)	(3,770)	62,121	33,629
Stockholders' equity at end of period	1,183,715	654,819	351,631
Statutory Financial Ratios:
Losses and loss expenses to premiums earned	73.5%	68.5%	66.2%
Underwriting expenses to net premiums written	24.2	26.9	27.3

Combined ratio	97.7%	95.4%	93.5%

Increase in Stockholders' Equity	71.2%	68.7%	197.1%

      The insurance operations of the Company include the operating results of Commerce, Citation, Commerce West, American Commerce and Clark-Prout. Results of Commerce West are included since its acquisition by the Company on August 31, 1995. Results of American Commerce are included since its acquisition by the Company on January 29, 1999.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED BALANCE SHEETS OF INSURANCE SUBSIDIARIES AND RECONCILIATION TO
CONSOLIDATED FINANCIAL STATEMENTS
December 31,
(Thousands of Dollars)

	2003	2002	2001	2000	1999	1998	1997

ASSETS
Cash and short-term investments	$ 213,033	$ 205,907	$ 180,930	$ 95,217	$ 42,971	$ 94,921	$ 254,894
Bonds, at market (at amortized
cost prior to 1993)	1,497,016	683,811	626,482	669,935	647,338	619,267	590,597
Preferred stocks, at market (at
amortized cost prior to 1993)	298,721	305,057	248,101	200,083	211,049	197,425	148,499
Common stocks, at market	105,523	99,818	107,458	115,827	77,348	111,482	58,652
Preferred stock mutual funds (at equity)	54,274	270,616	309,282	337,733	251,135	177,079	123,246
Mortgage loans on real estate	10,996	17,693	26,237	35,340	42,479	46,573	57,425
Other investments	22,914	21,068	18,743	26,802	14,139	7,825	3,783
Premium balances receivable	361,700	297,470	246,095	230,450	195,047	162,704	169,311
Investment income receivable	19,271	13,903	15,460	18,118	14,531	13,544	12,103
Residual market receivable	192,743	164,476	131,670	134,141	149,620	147,854	169,267
Reinsurance receivable	117,786	98,403	74,359	65,319	51,532	38,984	19,899
Deferred acquisition costs	153,605	138,241	116,557	111,305	98,500	88,759	85,264
Current income taxes	-	-	-	-	-	2,773	-
Deferred income taxes	14,238	24,880	16,550	10,901	37,612	-	-
Non-compete agreement	-	2,129	2,479	2,829	3,179	-	-
Real estate, furniture and equipment	53,511	50,182	38,764	33,498	27,321	27,885	29,060
Receivable for investments sold	6,871	-	-	-	-	-	-

Total insurance company assets	3,122,202	2,393,654	2,159,167	2,087,498	1,863,801	1,737,075	1,722,000
Total non-insurance company assets	42,029	25,419	27,976	12,941	34,779	29,774	33,771

Total combined assets	$3,164,231	$2,419,073	$2,187,143	$2,100,439	$1,898,580	$1,766,849	$1,755,771

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss expenses	$ 933,645	$ 804,968	$ 685,725	$ 680,502	$ 670,446	$ 589,105	$ 627,291
Unearned premiums	810,462	687,148	563,456	519,885	457,095	391,424	379,599
Excess of book value of subsidiary
interest over cost	-	-	5,719	8,431	10,758	-	-
Notes payable	-	-	-	-	-	-	-
Deferred income	7,684	8,421	7,015	7,703	7,464	6,948	7,271
Accounts payable, accrued and other
liabilities	122,721	75,361	75,151	72,333	48,505	70,558	60,332
Current income taxes	10,886	769	3,817	15,829	11,821	-	9,635
Deferred income taxes	-	-	-	-	-	4,955	9,218
Payable for securities purchased	13,610	-	-	-	-	-	-
Outstanding checks payable	39,479	36,369	32,512	24,825	20,561	19,266	16,209

Total insurance company liabilities	1,938,487	1,613,036	1,373,395	1,329,508	1,226,650	1,082,256	1,109,555
Total non-insurance company liabilities	309,143	11,879	4,315	(12,018)	2,561	(26,259)	(6,608)

Total combined liabilities	2,247,630	1,624,915	1,377,710	1,317,490	1,229,211	1,055,997	1,102,947

Minority interest (1)	4,390	4,106	-	1,068	1,364	-	-

Capital stock	9,621	3,600	3,600	3,600	3,600	3,620	3,600
Paid-in capital	260,966	45,050	45,050	45,050	45,050	45,050	45,050
Retained earnings:
Balance, January 1	796,447	737,122	708,272	587,137	606,149	563,795	501,437
Net earnings	174,456	49,433	94,358	136,425	85,242	95,661	106,718
Sale of subsidiaries	7,774	-	-	-	-	-	-
Other comprehensive income (loss)	603	12,871	560	36,490	(47,948)	(1,669)	2,055
Dividends paid	(66,152)	(71,564)	(66,068)	(51,780)	(56,306)	(51,638)	(46,415)

Balance, December 31	913,128	727,862	737,122	708,272	587,137	606,149	563,795

Total insurance company equity	1,183,715	776,512	785,772	756,922	635,787	654,819	612,445
Total non-insurance company equity	(271,504)	13,540	23,661	24,959	32,218	56,033	40,379

Total combined stockholders' equity	912,211	790,052	809,433	781,881	668,005	710,852	652,824

Total combined liabilities
and stockholders' equity	$3,164,231	$2,419,073	$2,187,143	$2,100,439	$1,898,580	$1,766,849	$1,755,771

(1)

Due to the internal reorganization in 2003, minority interest is no longer part of our insurance operation. Minority interest is included in 2003 for comparative purposes and to reconcile to our consolidated balance sheet.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED BALANCE SHEETS OF INSURANCE SUBSIDIARIES AND RECONCILIATION TO
CONSOLIDATED FINANCIAL STATEMENTS
December 31,
(Thousands of Dollars)

	1996	1995	1994	1993	1992	1991	1990	1989

ASSETS
Cash and short-term investments	$ 154,817	$ 62,209	$ 16,248	$ 22,858	$ 35,938	$ 6,843	$ 38,994	$ 85,455
Bonds, at market (at amortized
cost prior to 1993)	716,702	815,277	745,010	649,491	505,565	329,935	242,735	153,621
Preferred stocks, at market (at
amortized cost prior to 1993)	147,680	111,220	85,574	80,059	2,261	869	1,010	1,324
Common stocks, at market	63,156	40,359	9,656	47,462	43,545	30,055	4,869	2,900
Preferred stock mutual funds (at equity)	22,727	-	-	-	-	-	-	-
Mortgage loans on real estate	45,398	31,404	35,715	42,042	60,697	66,122	56,124	52,244
Other investments	127	-	-	-	-	-	-	-
Premium balances receivable	157,673	126,090	101,529	94,333	67,876	55,510	57,733	56,713
Investment income receivable	12,655	14,440	13,285	10,205	9,710	6,063	4,235	3,093
Residual market receivable	188,943	193,625	207,003	208,156	258,416	260,409	266,440	246,951
Reinsurance receivable	21,120	23,254	18,198	12,868	365	-	-	-
Deferred acquisition costs	82,968	67,160	59,066	53,647	55,442	33,981	27,273	22,702
Current income taxes	-	-	-	-	-	-	-	341
Deferred income taxes	-	2,100	38,180	-	-	883	1,666	-
Non-compete agreement	-	-	-	-	-	-	-	-
Real estate, furniture and equipment	26,011	24,642	25,246	22,371	23,183	24,163	25,046	23,118
Receivable for investments sold	-	-	-	-	-	-	-	-

Total insurance company assets	1,639,977	1,511,780	1,354,710	1,243,492	1,062,998	814,833	726,125	648,462
Total non-insurance company assets	38,062	42,865	34,358	56,764	43,581	(245,337)	(269,034)	(239,055)

Total combined assets	$1,678,039	$1,554,645	$1,389,068	$1,300,256	$1,106,579	$ 569,496	$ 457,091	$ 409,407

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss expenses	$ 653,045	$ 613,649	$ 585,864	$ 555,641	$ 479,790	$ 422,764	$ 379,752	$ 323,020
Unearned premiums	367,991	330,454	314,719	283,526	264,567	192,785	175,334	174,345
Excess of book value of subsidiary interest over cost	-	-	-	-	-	-	-	-
Notes payable	-	-	-	-	-	-	1,662	1,837
Deferred income	7,974	8,954	10,451	7,351	8,384	12,918	20,264	23,689
Accounts payable, accrued and other liabilities	41,368	34,351	43,433	16,564	20,863	7,677	21,065	27,513
Current income taxes	2,726	1,596	10,254	4,867	9,249	5,811	3,542	-
Deferred income taxes	2,071	-	-	13,669	4,400	-	-	1,623
Payable for securities purchased	-	-	-	-	-	-	-	-
Outstanding checks payable	14,715	9,901	11,688	10,243	10,129	(4,347)	340	1,147

Total insurance company liabilities	1,089,890	998,905	976,409	891,861	797,382	637,608	601,959	553,174
Total non-insurance company liabilities	1,174	16,026	(930)	25,047	27,264	(249,586)	(273,126)	(244,234)

Total combined liabilities	1,091,064	1,014,931	975,479	916,908	824,646	388,022	328,833	308,940

Minority interest (1)	-	-	-	-	-	-	-	-

Capital stock	3,600	3,450	3,450	3,450	3,450	3,450	3,450	3,450
Paid-in capital	45,050	23,700	23,700	8,700	8,700	8,700	8,700	8,700
Retained earnings:
Balance, January 1	485,725	351,151	339,481	253,466	165,075	112,016	83,138	62,877
Net earnings	74,543	110,450	113,892	79,837	91,980	55,214	32,414	21,966
Sale of subsidiaries	-	-	-	-	-	-	-	-
Other comprehensive income (loss)	6,399	58,919	(77,622)	21,928	9,811	2,545	(86)	645
Dividends paid	(65,230)	(34,795)	(24,600)	(15,750)	(13,400)	(4,700)	(3,450)	(2,350)

Balance, December 31	501,437	485,725	351,151	339,481	253,466	165,075	112,016	83,138

Total insurance company equity	550,087	512,875	378,301	351,631	265,616	177,225	124,166	95,288
Total non-insurance company equity	36,888	26,839	35,288	31,717	16,317	4,249	4,092	5,179

Total combined stockholders' equity	586,975	539,714	413,589	383,348	281,933	181,474	128,258	100,467

Total combined liabilities and stockholders' equity	$1,678,039	$1,554,645	$1,389,068	$1,300,256	$1,106,579	$ 569,496	$ 457,091	$ 409,407

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS AND RECONCILIATION TO
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31,
(Thousands of Dollars)

	2003	2002	2001	2000	1999	1998	1997	1996

Underwriting:
Direct premiums written	$1,658,969	$1,406,856	$1,152,407	$1,071,649	$948,149	$796,858	$768,649	$731,823
Assumed premiums	112,547	96,269	79,360	81,659	87,241	74,644	76,531	93,703
Ceded premiums	(216,017)	(190,111)	(152,800)	(144,397)	(123,397)	(126,454)	(103,679)	(113,956)

Net premiums written	$1,555,499	$1,313,014	$1,078,967	$1,008,911	$911,993	$745,048	$741,501	$711,570
Increase (decrease) in unearned
premiums	109,871	102,974	35,315	54,428	40,163	(572)	11,004	42,854

Earned premiums	1,445,628	1,210,040	1,043,652	954,483	871,830	745,620	730,497	668,716

Expenses:
Losses and loss expenses	1,060,935	908,227	777,828	682,805	628,087	533,523	521,775	474,173
Underwriting expenses	356,579	314,150	264,800	251,697	238,458	200,525	185,146	194,873
(Increase) decrease in deferred
acquisition costs	(15,364)	(21,684)	(5,252)	(12,805)	(3,374)	(3,495)	(2,296)	(15,809)

Total expenses	1,402,150	1,200,693	1,037,376	921,697	863,171	730,553	704,625	653,237

Underwriting income	43,478	9,347	6,276	32,786	8,659	15,067	25,872	15,479
Net investment income	94,857	99,611	100,384	96,739	90,028	86,664	81,396	76,867
Premium finance fees	26,902	21,492	17,814	15,221	14,768	13,426	7,056	9,666
Amortization of excess of book value
of subsidiary interest over cost	-	-	3,389	3,390	3,019	-	-	-
Net realized investment gains (losses)	76,418	(82,505)	(10,738)	29,380	(16,325)	7,026	30,102	(7,752)

Earnings before federal income
taxes, withdrawing companies'
settlements and minority interest	241,655	47,945	117,125	177,516	100,149	122,183	144,426	94,260
Other income:
Other income	-	9,500	-	-	-	-	-	-
Withdrawing companies' settlements	-	-	-	-	-	-	-	-

Earnings before Federal income
taxes and minority interest	241,655	57,445	117,125	177,516	100,149	122,183	144,426	94,260
Federal income taxes	67,199	19,804	23,630	41,411	15,966	26,522	37,708	19,717

Earnings before cumulative effect of
change in accounting principle and
minority interest	174,456	37,641	93,495	136,105	84,183	95,661	106,718	74,543
Changes in accounting principle	-	11,237	-	-	-	-	-	-
Minority interest in net (earnings)
losses of subsidiary(1)	-	555	863	320	1,059	-	-	-

Net earnings for insurance companies	174,456	49,433	94,358	136,425	85,242	95,661	106,718	74,543
Net earnings (losses) for non-insurance
companies	(13,513)	(2,678)	(4,105)	(4,345)	3,434	2,604	(5,314)	(468)

NET COMBINED EARNINGS	$ 160,943	$ 46,755	$ 90,253	$132,080	$ 88,676	$ 98,265	$101,404	$ 74,075

Statutory Financial Ratios (Unaudited)
Losses and loss expenses to
premiums earned	73.4%	75.1%	74.4%	71.7%	72.0%	71.6%	71.4%	70.9%
Underwriting expenses to net
premiums written	22.9	23.6	24.3	25.1	26.5	26.5	25.1	27.1

Combined ratio	96.3%	98.7%	98.7%	96.8%	98.5%	98.1%	96.5%	98.0%

Underwriting profit	3.7%	1.3%	1.3%	3.2%	1.5%	1.9%	3.5%	2.0%

(1)	Due to the internal reorganization in 2003, minority interest is not included in our insurance operations. Minority interest of $(294) in 2003 is included in net earnings for non-insurance companies.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS AND RECONCILIATION TO
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31,
(Thousands of Dollars)

	1995	1994	1993	1992	1991	1990	1989

Underwriting:
Direct premiums written	$626,666	$625,023	$601,289	$525,495	$429,780	$401,077	$366,492
Assumed premiums	92,249	93,785	66,417	83,268	33,581	7,603	37,712
Ceded premiums	(115,494)	(129,611)	(104,290)	(99,916)	(152,362)	(188,744)	(263,891)

Net premiums written	$603,421	$589,197	$563,416	$508,847	$310,999	$219,936	$140,313
Increase (decrease) in unearned
premiums	10,831	17,144	14,856	98,353	30,193	34,692	12,655

Earned premiums	592,590	572,053	548,560	410,494	280,806	185,244	127,658

Expenses:
Losses and loss expenses	367,258	369,764	373,243	271,848	173,901	125,219	88,564
Underwriting expenses	171,892	162,446	147,290	138,669	85,655	55,551	44,181
(Increase) decrease in deferred
acquisition costs	(5,723)	(5,420)	1,796	(21,462)	(6,708)	(4,571)	(7,003)

Total expenses	533,427	526,790	522,329	389,055	252,848	176,199	125,742

Underwriting income	59,163	45,263	26,231	21,439	27,958	9,045	1,916
Net investment income	71,007	63,119	52,868	39,685	32,661	25,978	21,256
Premium finance fees	19,246	18,315	16,486	13,734	11,165	10,074	8,095
Amortization of excess of book value of
subsidiary interest over cost	-	-	-	-	-	-	-
Net realized investment gains (losses)	720	32,025	13,040	12,368	7,529	74	618

Earnings before federal income
taxes,withdrawing companies'
settlements and minority interest	150,136	158,722	108,625	87,226	79,313	45,171	31,885
Other income:
Other income	-	-	-	-	-	-	-
Withdrawing companies' settlements	-	-	-	43,168	-	-	-

Earnings before Federal income
taxes and minority interest	150,136	158,722	108,625	130,394	79,313	45,171	31,885
Federal income taxes	39,686	44,830	28,788	38,414	24,099	12,757	9,919

Earnings before cumulative effect of
change in accounting principle and
minority interest	110,450	113,892	79,837	91,980	55,214	32,414	21,966
Changes in accounting principle	-	-	-	-	-	-	-
Minority interest in net (earnings)
losses of subsidiary(1)	-	-	-	-	-	-	-

Net earnings for insurance companies	110,450	113,892	79,837	91,980	55,214	32,414	21,966
Net earnings (losses) for non-insurance
companies	(249)	8,691	(4,521)	(7,675)	(2,800)	(237)	1,107

NET COMBINED EARNINGS	$110,201	$122,583	$ 75,316	$ 84,305	$ 52,414	$ 32,177	$ 23,073

Statutory Financial Ratios (Unaudited)
Losses and loss expenses to
premiums earned	62.0%	64.6%	68.0%	66.2%	61.9%	65.7%	68.0%
Underwriting expenses to net
premiums written	29.0	27.1	25.7	28.1	30.0	26.7	26.3

Combined ratio	91.0%	91.7%	93.7%	94.3%	91.9%	92.4%	94.3%

Underwriting profit	9.0%	8.3%	6.3%	5.7%	8.1%	7.6%	5.7%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

      Pursuant to a vote adopted on May 16, 2003, the Board of Directors of The Commerce Group, Inc. (the "Registrant") authorized the Audit Committee of the Board of Directors (the "Audit Committee") to appoint, compensate, retain or terminate, and oversee the work of the Registrant's Independent Auditor engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Registrant.

(a)

At its meeting on June 16, 2003, the Audit Committee approved the engagement of the accounting firm PricewaterhouseCoopers LLP as independent accountants for the Registrant for the fiscal year ending December 31, 2003, subject to the execution of a satisfactory engagement letter between the Registrant and PricewaterhouseCoopers LLP.

The Audit Committee terminated the responsibilities of Ernst & Young LLP effective June 17, 2003.

(b)

The reports of Ernst & Young LLP on the financial statements for the fiscal years ended December 31, 2002 and 2001 contained no adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles.

(c)

During the two fiscal years ended December 31, 2002, and through the subsequent period ending June 17, 2003, there has been no disagreement with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to Ernst & Young LLP's satisfaction, would have caused them to make reference to the subject matter of the disagreement in its report.

(d)

The Registrant has provided Ernst & Young LLP with a copy of the foregoing disclosure and has requested that Ernst & Young LLP furnish it with a letter addressed to the Securities and Exchange Commission (the "SEC") stating whether it agrees with the above statements. A copy of the letter from Ernst & Young LLP to the SEC dated June 23, 2003 is filed as Exhibit 16.1 to this Form 10-K.

(e)

Neither the Registrant nor anyone engaged on its behalf has consulted with PricewaterhouseCoopers LLP during the Registrants' two most recently completed fiscal years or during its current fiscal year with regard to either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements; or (ii) any other matters or reportable events as set forth in items 304(a) (2) (i) and (ii) of Regulation S-K.

ITEM 9a. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)	Changes in internal controls

      There has been no change in our internal control over financial reporting that has occurred during our last fiscal quarter that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by this Item and not provided herein will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2003, and such information is incorporated herein by reference.

      The Company has adopted a Code of Ethics and posted it on its website.

      Our executive officers are:

Name	Age	Primary Position with Company

Arthur J. Remillard, Jr.	73	President, Chief Executive Officer, Chairman of the Board and Director

Gerald Fels	61	Executive Vice President, Chief Financial Officer and Director

Regan P. Remillard	40	Senior Vice President and Director

Arthur J. Remillard, III	48	Senior Vice President--Policyholder Benefits, Assistant Clerk and Director

David H. Cochrane	50	Senior Vice President--Underwriting of Commerce and Citation

Peter J. Dignan	52	Senior Vice President--Marketing and Premium Accounting of Commerce and Citation

James A. Ermilio	41	Senior Vice President and General Counsel

Joseph J. Staffieri	57	Senior Vice President--Human Resources

Henry R. Whittier, Jr.	62	Senior Vice President--Management Information Systems of Commerce and Citation

Randall V. Becker	43	Treasurer and Chief Accounting Officer and Director

      Arthur J. Remillard, Jr. has been the President, Chief Executive Officer and Chairman of the Board of the Company since 1976. Mr. Remillard has been Chief Executive Officer and Chairman of the Board of Commerce Insurance since 1972 and President of Commerce Insurance from 1972 to November 2001. Additionally, Mr. Remillard is the Chairman of the Governing Committee, Chairman of the Actuarial Committee, Vice Chairman of the Governing Committee Review Panel, Chairman of the Budget Committee and Vice Chairman of the Personnel Committee of CAR. Mr. Remillard is also Chairman of the Governing Committee and a member of the Budget Committee, Executive Committee and Nominating Committee of the AIB.

      Gerald Fels, a Certified Public Accountant, was appointed President and Chief Operating Officer of Commerce Insurance in November 2001, and Executive Vice President of Commerce Group in November 1989. From 1981 to November 1989, Mr. Fels was Senior Vice President of Commerce Group. Mr. Fels was the Treasurer of Commerce Group from 1976 to 1994 and of Commerce Insurance from 1975 to 1994. Mr. Fels has also been Chief Financial Officer of Commerce Group since 1976 and of Commerce Insurance since 1975. Mr. Fels became the Chief Executive Officer and President of American Commerce and Commerce West effective November 18, 2003. Additionally, Mr. Fels is Vice Chair and a director of American Nuclear Insurers and an Advisory Committee Member of several investment funds managed by Conning Capital Partners.


      Regan P. Remillard has been a Senior Vice President of Commerce Group since 1995. Mr. Remillard was appointed President of American Commerce in 2001, President of ACIC Holding in 1998 and Vice Chairman of the Board and Chief Executive Officer of American Commerce in 1999. Mr. Remillard was President of Commerce West from 1996 to 2003. From 1995 to February 2000, Mr. Remillard was General Counsel of Commerce Group. From 1994 to 1995, Mr. Remillard was a practicing attorney at Hutchins, Wheeler & Dittmar, a Massachusetts law firm specializing in corporate law and litigation and from 1989 to 1993, Mr. Remillard was Government Affairs Monitor of Commerce Group. Mr. Remillard is a member of the Massachusetts Bar. Mr. Remillard resigned from his positions with American Commerce, Commerce West and ACIC Holding effective November 18, 2003.

      Arthur J. Remillard, III was appointed Senior Vice President of Policyholder Benefits in 1988 and has been Assistant Clerk of Commerce Group since 1982. From 1981 to 1988, Mr. Remillard, III had been Vice President-Mortgage Operations. In addition, Mr. Remillard, III was elected Vice Chairman of the Board of Governors of the Insurance Fraud Bureau of the AIB in 2002 and he has served on that Board since 1991. Mr. Remillard, III has also served on the CAR Claims Advisory Committee since 1990 and the AIB Claims Committee since 1991.

      David H. Cochrane has been the Senior Vice President of Underwriting for Commerce Insurance and Citation since 1988. For approximately four years prior to that, Mr. Cochrane was the Vice President of Financial Services of CAR. Mr. Cochrane has also served on the CAR Market Review Committee since 1988.

      Peter J. Dignan was appointed the Senior Vice President of Marketing and Premium Accounting for Commerce Insurance and Citation in 1997. From 1989 to 1997, Mr. Dignan was Vice President of Premium Accounting for Commerce Insurance and Citation. From 1987 to 1989, Mr. Dignan was Assistant Vice President of Premium Accounting for Commerce and Citation.

      James A. Ermilio was appointed as Senior Vice President for Commerce Group in May 2001. Mr. Ermilio was also appointed General Counsel of Commerce Group in February 2000 and was a Vice President of Commerce Group from November 1998 to May 2001. Mr. Ermilio is also General Counsel and Secretary of American Commerce and Secretary of ACIC Holding and Commerce West. Mr. Ermilio had been the Associate General Counsel of Commerce Group since September 1998. Mr. Ermilio was Counsel for Glaxo Wellcome, Inc. (currently known as GlaxoSmithKline, Inc.) from 1993 to September 1998. Prior to 1993, Mr. Ermilio was an Associate with the law firm currently known as Bingham McCutchen. Mr. Ermilio is a member of the Massachusetts and District of Columbia Bars.

      Joseph J. Staffieri was appointed the Senior Vice President of Human Resources for Commerce Group in November 2002. From May 2001 to November 2002, Mr. Staffieri was Vice President of Human Resources of Commerce Insurance. Prior to May of 1997 through April of 2001, Mr. Staffieri was the Vice President of Human Resources for Ames Department Stores.

      Henry R. Whittier, Jr. was appointed the Senior Vice President of Management Information Systems for Commerce Insurance and Citation in November 2002. From 1995 to November 2002, Mr. Whittier was Vice President of Management Information Systems for Commerce Insurance and Citation.

      Randall V. Becker, a Certified Public Accountant, has been Treasurer and Chief Accounting Officer of Commerce Group since 1994. From 1990 to 1994, Mr. Becker was Assistant Treasurer and Comptroller of Commerce Group. From 1986 to 1990, Mr. Becker was the Director of Internal Audit for Commerce Group.

The only family relationships among the executive officers are that Arthur J. Remillard, III and Regan P. Remillard are the sons of Arthur J. Remillard, Jr.

ITEM 11. EXECUTIVE COMPENSATION

      The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2003 and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2003 and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2003 and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2003 and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.	(1) (2) (3)

The financial statements and notes to financial statements are filed as part of this report in "Part II Item 8".
The financial statement schedules are listed in the Index to Consolidated Financial Statement Schedules.
The exhibits are listed in the Index to Exhibits.

B.	The following reports on Form 8-K were filed or furnished during the quarter ended December 31, 2003:

	*	Dated December 4, 2003, Item 9 - containing a news release announcing an agreement to issue $300 million of senior notes due 2013.

*

Dated October 30, 2003, Item 5 - disclosing the resignation of Regan P. Remillard, effective November 18, 2003, as President and Chief Executive Officer of both American Commerce Insurance Company and Commerce West Insurance Company.

	*	Dated October 24, 2003, Item 9 - containing a news release announcing results of operations for the quarter ended September 30, 2003.

*

Dated October 8, 2003, Item 5 - containing a news release announcing that the Supreme Judicial Court of Massachusetts ruled in favor of The Commerce Insurance Company in the case titled "Elena Given v. The Commerce Insurance Company."

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2004

THE COMMERCE GROUP, INC.

	By:	/s/ ARTHUR J. REMILLARD, JR.

(Arthur J. Remillard, Jr.) (President, Chief Executive Officer, Chairman of the Board and Director)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, dated March 5, 2004, on behalf of the registrant and in the capacities indicated.

Signature		Title

/s/ ARTHUR J. REMILLARD, JR		President, Chief Executive Officer, Chairman
of the Board and Director
(Arthur J. Remillard, Jr.)

/s/ GERALD FELS		Executive Vice President, Chief Financial
Officer and Director
(Gerald Fels)

/s/ ARTHUR J. REMILLARD, III		Senior Vice President-Policyholder Benefits,
Assistant Clerk and Director
(Arthur J. Remillard, III)

/s/ REGAN P. REMILLARD		Senior Vice President and Director

(Regan P. Remillard)

/s/ JOHN W. SPILLANE		Clerk and Director

(John W. Spillane)

/s/ RANDALL V. BECKER		Treasurer and Chief Accounting Officer

(Randall V. Becker)		Director

/s/ JOSEPH A. BORSKI, JR.		Director

(Joseph A. Borski, Jr.)

/s/ ERIC G. BUTLER		Director

(Eric G. Butler)

/s/ HENRY J. CAMOSSE		Director

(Henry J. Camosse)

/s/ DAVID R. GRENON		Director

(David R. Grenon)

/s/ ROBERT W. HARRIS		Director

(Robert W. Harris)

Signature	Title

/s/ ROBERT S. HOWLAND	Director

(Robert S. Howland)

/s/ JOHN J. KUNKEL	Director

(John J. Kunkel)

/s/ RAYMOND J. LAURING	Director

(Raymond J. Lauring)

/s/ NORMAND R. MAROIS	Director

(Normand R. Marois)

/s/ SURYAKANT M. PATEL	Director

(Suryakant M. Patel)

/s/ GURBACHAN SINGH	Director

(Gurbachan Singh)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULES*

		Page

Schedules

II	Condensed Financial Information of the Registrant as of and for the
	years ended December 31, 2003, 2002 and 2001	110

III	Supplementary Insurance Information for the years ended
	December 31, 2003, 2002 and 2001	115

IV	Reinsurance for the years ended December 31, 2003, 2002 and 2001	116

V	Valuation and Qualifying Accounts for the years ended
	December 31, 2003, 2002 and 2001	117

X	Supplemental Information Concerning Property-Casualty Insurance
	Operations for the years ended December 31, 2003, 2002 and 2001	118

* Financial statement schedules other than those listed are omitted because they are not required, not applicable or the required information has been included elsewhere.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II
CONDENSED FINANCIAL INFORMATION
THE COMMERCE GROUP, INC.
(Parent Company Only)
BALANCE SHEETS
December 31,
(Thousands of Dollars)

	2003	2002

ASSETS
Investments:
Investment in Commerce Holdings, Inc	$1,185,881	$778,817
Investment in Bay Finance Company, Inc	11,250	11,120
Investment in the Clark-Prout Insurance Agency, Inc	525	549

Total investments	1,197,656	790,486

Cash and cash equivalents	2,081	91
Property and equipment, net of accumulated depreciation	1,209	1,246
Current income taxes	3,071	1,646
Deferred income taxes	10,523	5,635
Receivable from affiliates	40,296	11,892
Other assets	2,774	372

Total assets	$1,257,610	$811,368

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$45,891	$21,285
Bonds payable ($300,000 face less $2,016 discount)	297,984	-
Other liabilities	1,524	31

Total liabilities	345,399	21,316

Stockholders' equity:
Capital stock:
Common stock	19,315	19,141
Paid-in capital	52,090	39,570
Net accumulated other comprehensive income net of income taxes of $15,664
in 2003, $13,603 in 2002 and $6,674 in 2001	29,083	25,264
Retained earnings	997,610	877,308

	1,098,098	961,283
Treasury stock, 6,568,964, 6,165,392, and 4,869,548 shares in 2003,
2002 and 2001, at cost	(185,887)	(171,231)

Total stockholders' equity	912,211	790,052

Total liabilities and stockholders' equity	$1,257,610	$811,368

The accompanying notes are an integral part of these condensed financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II
(continued)
CONDENSED FINANCIAL INFORMATION
THE COMMERCE GROUP, INC.
(Parent Company Only)
STATEMENTS OF EARNINGS
Years ended December 31,
(Thousands of Dollars)

	2003	2002	2001

Revenues:
Dividends received from subsidiaries	$66,150	$71,505	$65,835
Rent income	510	416	471
Investment income	34	22	-

Total revenues	66,694	71,943	66,306

Expenses:
Depreciation	273	267	241
Interest expense & amortization of bond fees	1,120	-	-
Administrative expenses	20,752	6,235	10,492

Total expenses	22,145	6,502	10,733

Earnings before income tax benefits and equity in net earnings of
subsidiaries over amounts distributed	44,549	65,441	55,573
Income tax benefits	(8,758)	(2,969)	(5,565)

Earnings before equity in net earnings of subsidiaries over amounts
distributed	53,307	68,410	61,138

Equity in net earnings of subsidiaries over (under) amounts distributed	107,636	(21,655)	29,115

Net earnings	$160,943	$46,755	$90,253

The accompanying notes are an integral part of these condensed financial statements.


THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II
(continued)
CONDENSED FINANCIAL INFORMATION
THE COMMERCE GROUP, INC.
(Parent Company Only)
STATEMENTS OF CASH FLOWS
Years ended December 31,
(Thousands of Dollars)

	2003	2002	2001

Cash flows from operating activities:
Net earnings	$160,943	$46,755	$90,253
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Dividends received from consolidated subsidiaries	66,150	71,505	65,835
Equity in earnings of consolidated subsidiaries	(173,786)	(49,850)	(94,950)
Depreciation and amortization	273	267	241
Other assets, other liabilities and accrued expenses	26,026	3,057	10,591
Balances with affiliates	(324,119)	8,566	(5,906)
Income tax benefits	(6,313)	(883)	(2,655)
Other-net	(207)	(241)	(113)

Net cash (used in) provided by operating activities	(251,033)	79,176	63,296

Cash flows from investing activities:
Purchase of property and equipment for company use	(326)	(438)	(218)
Proceeds from sale of property and equipment	297	348	184

Net cash used in investing activities	(29)	(90)	(34)

Cash flows from financing activities:
Dividends paid to stockholders	(40,641)	(40,277)	(39,951)
Purchase of treasury stock	(14,656)	(48,819)	(23,311)
Proceeds from bond issuance	297,972	-	-
Bond issue costs	(2,317)	-	-
Capital stock issued	12,694	10,090	-

Net cash provided by (used in) financing activities	253,052	(79,006)	(63,262)

Increase in cash and cash equivalents	1,990	80	-
Cash and cash equivalents at beginning of year	91	11	11

Cash and cash equivalents at end of year	$2,081	$91	$11

The accompanying notes are an integral part of these condensed financial statements.


	THE COMMERCE GROUP, INC. AND SUBSIDIARIES
	SCHEDULE II
	(continued)
	CONDENSED FINANCIAL INFORMATION
	THE COMMERCE GROUP, INC.
	(Parent Company Only)
	NOTES TO CONDENSED FINANCIAL STATEMENTS
	(Thousands of Dollars)

	The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto in the Annual Report.

      These condensed financial statements are presented on a "parent company only" basis. The equity of each of the Company's subsidiaries is reflected on each "investment in" line of the balance sheet. The combined net earnings of the Company's subsidiaries is reflected gross of dividends received by the Company from those subsidiaries on the "equity in net earnings of subsidiaries over (under) amounts distributed" lines in the statements of earnings. Since the condensed financial statements are presented on a "parent company only" basis, intercompany balances that are eliminated in the consolidated financial statements are reflected in those financial statements.

	NOTE A--Dividends

	The amounts of cash dividends paid to The Commerce Group, Inc. (parent only) were as follows:

	2003	2002	2001

Consolidated insurance subsidiaries	$ 66,150	$ 71,505	$ 65,835

	See NOTE N to the Consolidated Financial Statements in the Annual Report for a description of dividend restrictions applicable to the Company's subsidiaries.

	NOTE B--Federal Income Tax Allocation

      As a member of a consolidated group for tax purposes, the Company and its subsidiaries (said parties constituting an "Affiliated Group" as defined in and for purposes of the Internal Revenue Code) are jointly and severally liable for federal income taxes of the Affiliated Group. The Company and its subsidiaries have entered into an agreement establishing an allocation of tax liability and for compensation of the respective members of the Affiliated Group for use of their tax losses and credits.

      The method of allocation calls for current taxes to be allocated among all affiliated companies based on a written tax-sharing agreement. Under this agreement, allocation is made primarily on a separate return basis with current payment for losses and other tax items utilized in the consolidated return. However, to the extent that a payer member of the group has future net operating losses, which it cannot absorb in the year incurred, other members within the group will refund payments to the payer.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II
(continued)
CONDENSED FINANCIAL INFORMATION
THE COMMERCE GROUP, INC.
(Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Thousands of Dollars)

NOTE C--Consolidated Financial Statements

In preparing the consolidated financial statements of the Company and its subsidiaries, the following amounts have been eliminated:

	At December 31,

Balance Sheet	2003	2002	2001

Investment in subsidiaries	$1,197,656	$790,486	$817,737
Receivable from affiliates	40,296	11,892	1,992

	Years Ended December 31,

Statement of Earnings	2003	2002	2001

Dividends from subsidiaries	$66,150	$71,505	$65,835
Rent income	510	416	471

NOTE D--Reclassification of Prior Year Balances

Certain prior year balances have been reclassified to conform to the 2003 presentation.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
Years Ended December 31, 2003, 2002 and 2001
(Thousands of Dollars)

		Future
		Policy		Other			Benefits,	Amortization
	Deferred	Benefits,		Policy			Claims,	of Deferred
	Policy	Claims and		Claims		Net	Losses and	Policy	Other	Net
	Acquisition	Loss	Unearned	and Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Revenue	Income(1)	Expenses	Costs	Expenses	Written

2003:
Massachusetts property and casualty
insurance	$ 136,780	$ 824,401	$ 736,054		$1,242,502	$ 79,113	$ 908,330	$ 293,039		$1,339,802
Other states property and casualty
insurance	16,825	132,952	74,408	None	203,126	12,300	161,817	57,211	None	215,697
Real estate and commercial lending	-	-	-		-	762	-	-		-
Corporate and other	-	-	-		-	8	-	-		-

Total	$ 153,605	$ 957,353	$ 810,462		$1,445,628	$ 92,183	$1,070,147	$ 350,250		$1,555,499

2002:
Massachusetts property and casualty
insurance	$ 124,135	$ 727,716	$ 628,092		$1,053,417	$ 81,195	$ 776,632	$ 250,153		$1,146,026
Other states property and casualty
insurance	14,106	87,910	59,056	None	156,623	13,944	133,137	45,171	None	166,988
Real estate and commercial lending	-	-	-		-	3,303	-	-		-
Corporate and other	-	-	-		-	24	-	-		-

Total	$ 138,241	$ 815,626	$ 687,148		$1,210,040	$ 98,466	$ 909,769	$ 295,324		$1,313,014

2001:
Massachusetts property and casualty
insurance	$ 105,553	$ 629,063	$ 516,779		$ 922,573	$ 79,496	$ 679,124	$ 224,142		$ 950,486
Other states property and casualty
insurance	11,004	66,129	46,677	None	121,079	13,030	102,507	40,235	None	128,481
Real estate and commercial lending	-	-	-		-	3,640	-	-		-
Corporate and other	-	-	-		-	3,397	-	-		-

Total	$ 116,557	$ 695,192	$ 563,456		$1,043,652	$ 99,563	$ 781,631	$ 264,377		$1,078,967

(1)	The allocation of net investment income is based upon the specific identification of activity within the various segments.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE IV
REINSURANCE
Years Ended December 31, 2003, 2002 and 2001
(Thousands of Dollars)

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	From Other	Net	Assumed to
Insurance Premiums Earned	Amount	Companies	Companies	Amount	Net

2003:
Property and casualty
insurance	$1,544,059	$204,399	$105,968	$1,445,628	7.3%

2002:
Property and casualty
insurance	$1,288,680	$170,316	$ 91,676	$1,210,040	7.6%

2001:
Property and casualty
insurance	$1,112,922	$149,874	$ 80,604	$1,043,652	7.7%

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2003, 2002 and 2001
(Thousands of Dollars)

		Net addition
		(reduction)
	Balance	charged to
	beginning	costs and		Balance at
	of year	expenses	Deductions(1)	end of year

2003:
Allowance for losses on mortgage loans and
collateral notes receivable	$418	$(39)	$-	$379

Allowance for doubtful premium receivables	$1,661	$2,922	$(2,329)	$2,254

Deferred tax asset valuation allowance	$3,936	$(3,936)	$-	$-

2002:
Allowance for losses on mortgage loans and
collateral notes receivable	$660	$(242)	$-	$418

Allowance for doubtful premium receivables	$1,565	$1,401	$(1,305)	$1,661

Deferred tax asset valuation allowance	$-	$3,936	$-	$3,936

2001:
Allowance for losses on mortgage loans and
collateral notes receivable	$858	$(198)	$-	$660

Allowance for doubtful premium receivables	$1,487	$1,079	$(1,001)	$1,565

(1)	Deductions represent net write-offs of amounts determined to be uncollectible.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE X
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
Years Ended December 31, 2003, 2002 and 2001
(Thousands of Dollars)

	Claims and claim
	adjustment expenses		Paid claims
	incurred related to		and claim
	Current	Prior	adjustment
Affiliation With Registrant	Year	Years	expenses

2003:
Consolidated property-casualty entities	$1,095,371	$(25,224)	$956,152

2002:
Consolidated property-casualty entities	$ 924,206	$(14,437)	$825,577

2001:
Consolidated property-casualty entities	$ 816,951	$(35,320)	$773,342

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS (A)

Exhibit
Number	Title

3.1	Articles of Organization, as amended (B)

3.2	By-Laws (B)

4	Stock Certificate (B)

4.2	Form of Indenture between the Registrant and Wachovia Bank (I)

4.3	Form of Officers' Certificate (includes form of Notes) (I)

10.1*	1994 Management Incentive Plan as amended (C)

10.2*	Form of Non-Qualified Stock Option Agreement (D)

10.3*	Form of Incentive Stock Option Agreement (D)

10.4*	Form of Non-Qualified Stock Option Agreement (D)

10.5*	Form of Stock Option Agreement (D)

10.6*	Form of Book Value Award Agreement (E)

10.7	Reinsurance Agreement with Employers Reinsurance Corporation (F)

10.8*	2002 Amended & Restated Incentive Compensation Plan (G)

10.9	ACIC Agent Growth Option Agreement (G)

10.10	Initial ACIC Agent Option Agreement (H)

10.11	Form of AAA Marketing Agreement (J)

10.12	Form of AAA Service Agreement (J)

10.13	Massachusetts Insurance Processing Service Agreement (K)

10.14	Letter Agreement Regarding Growth Options (K)

10.31	Multiple Line Quota Share Reinsurance Agreement filed herewith

16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission dated June 23, 2003 filed herewith

21.1	Subsidiaries of the Registrant filed herewith

23	Consent of Ernst & Young LLP filed herewith

31	Statements under Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith

32	Statements under Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

_______________
(A)

Exhibits other than those listed are omitted because they are not required or are not applicable. Copies of exhibits are available without charge by writing to the Assistant to the President at 211 Main Street, Webster, MA 01570.

(B)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-18 (No. 33-12533-B).

(C)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended September 30, 1997.

(D)	Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 1999.

(E)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended June 30, 2002.

(F)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended September 30, 2002.

(G)	Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 2002.

(H)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended March 31, 2003.

(I)	Incorporated herein by reference to the Registrant's Form S-3/A (File No. 333-109255), filed on November 3, 2003.

(J)	Incorporated herein by reference to the Registrant's Form 10-K/A for the year ended December 31, 2002, filed on September 29, 2003.

(K)	Incorporated herein by reference to the Registrant's Form 10-K/A for the year ended December 31, 2002, filed on November 25, 2003.

*	Denotes management contract or compensation plan or arrangement.

THE COMMERCE GROUP, INC.

DIRECTORS

Randall V. Becker	Treasurer and Chief Accounting Officer

Joseph A. Borski, Jr.	Self-employed Certified Public Accountant

Eric G. Butler	Retired Vice President and General Claims
Manager of Commerce and Citation

Henry J. Camosse	Retired President, Henry Camosse & Sons Co., Inc., a building and masonry supplies company

Gerald Fels	Executive Vice President and Chief Financial Officer

David R. Grenon	Retired founding CEO and President of The Protector Group Insurance Agency, Inc.; President E-C Realty Corporation and E-C Realty LLC; Chairman of Massachusetts Biomedical Initiatives

Robert W. Harris	Retired Treasurer, H.C. Bartlett Insurance Agency, Inc.

Robert S. Howland	Retired Clerk, H.C. Bartlett Insurance Agency, Inc.

John J. Kunkel	Retired President and Treasurer, Kunkel Buick and GMC Truck; Retired Treasurer, Kunkel Bus Company

Raymond J. Lauring	Retired President, Lauring Construction Company

Normand R. Marois	Retired Chairman of the Board, Marois Bros., Inc., a contracting firm

Suryakant M. Patel	Retired physician who specialized in internal medicine

Arthur J. Remillard, Jr.	President, Chief Executive Officer and Chairman of the Board of Commerce Group

Arthur J. Remillard, III	Senior Vice President and Assistant Clerk

Regan P. Remillard	Senior Vice President

Gurbachan Singh	Retired physician who specialized in general surgery

John W. Spillane	Clerk and practicing attorney

DIRECTORS OF
COMMERCE HOLDINGS, INC.
The Commerce Insurance Company
Commerce West Insurance Company
Citation Insurance Company

Arthur J. Remillard, Jr.	Chairman of the Board, Chief Executive Officer and President of Commerce Holdings; Chairman of the Board and Chief Executive Officer of Commerce and Citation; Chairman of the Board of Commerce West

Gerald Fels

President, Chief Operating Officer and Chief Financial Officer of Commerce and Citation; Treasurer, Commerce Holdings, Inc.; President of ACIC Holding; President, Chief Executive Officer, Chief Operating Officer and Investment Officer of Commerce West

Arthur J. Remillard, III	Senior Vice President of Commerce and Citation in charge of Policyholders Benefits; Clerk of Commerce Holdings; Secretary of Commerce and Citation

Regan P. Remillard	Senior Vice President of Commerce and Citation

James A. Ermilio	Senior Vice President and General Counsel of Commerce Holdings, Commerce and Citation; Secretary of Commerce West

David R. Grenon (1)	Retired founding CEO and President of The Protector Group Insurance Agency, Inc.; President E-C Realty Corporation and E-C Realty LLC; Chair of Massachusetts Biomedical Initiatives

John M. Nelson (1)	Chairman of Commonwealth National Bank

Suryakant M. Patel (1)	Retired physician who specialized in internal medicine

William G. Pike (1)	Retired, Senior Executive Vice President and Chief Financial Officer of Granite State Bankshares, Inc. and Granite Bank

H. Thomas Rowles (1)	Chairman of the Board of ACIC Holding and American Commerce; Director of AAA Southern New England

Mark A. Shaw (1)	Treasurer of ACIC Holding; President, Chief Executive Officer and Director of AAA Southern New England; Director of AAA, Inc.; Director of AAA Traffic Safety Foundation

(1)	Commerce Holdings, Inc., The Commerce Insurance Company and Citation Insurance Company only.

DIRECTORS OF
ACIC Holding Co., Inc. (1)
American Commerce Insurance Company

H. Thomas Rowles	Chairman of the Board of ACIC Holding and American Commerce; Director of AAA Southern New England

Regan P. Remillard	Vice Chairman of the Board of American Commerce

Mark A. Shaw	Treasurer of ACIC Holding; President, Chief Executive Officer and Director of AAA Southern New England; Director of AAA-National, Inc.

Gerald Fels	President of ACIC Holding; President, Chief Executive Officer, Chief Operating Officer and Investment Officer of American Commerce

Patrick W. Doherty (2)	President and Chief Executive Officer of AAA Oklahoma

Terry R. Farias (2)	President and Chief Executive Officer of AAA Hoosier Motor Club

Richard S. Hamilton (2)	President and Chief Executive Officer of AAA of East Central

Charles B. Liekweg (2)	President and Chief Executive Officer of AAA Washington

D. James McDowell (2)	President and Chief Executive Officer of AAA Arizona

Peter C. Ohlheiser (2)	President of Ohio Motorists Association

John D. Porter (2)	President and Chief Executive Officer of AAA Oregon/Idaho

Otto T. Wright (2)	President and Chief Executive Officer of East Tennessee Automobile Club, Inc.

(1)	Incorporated in November 1998. 95% owned by Commerce Holdings, Inc. and 5% owned by AAA Southern New England.
(2)	American Commerce Insurance Company only.

DIRECTORS OF
BAY FINANCE COMPANY, INC.

Arthur J. Remillard, Jr.	President and Chief Executive Officer

Gerald Fels	Executive Vice President and Chief Financial Officer

John W. Spillane	Clerk

Arthur J. Remillard, III	Senior Vice President and Assistant Clerk

Regan P. Remillard	Senior Vice President

DIRECTORS OF
CLARK-PROUT INSURANCE AGENCY, INC.

Arthur J. Remillard, Jr.	President and Chief Executive Officer

Gerald Fels	Executive Vice President and Chief Financial Officer

John W. Spillane	Clerk

Arthur J. Remillard, III	Senior Vice President and Assistant Clerk

Elizabeth M. Edwards	Vice President

THE COMMERCE GROUP, INC.
Commerce Holdings, Inc.
The Commerce Insurance Company
Commerce West Insurance Company
ACIC Holding Co., Inc. (1)
American Commerce Insurance Company
Citation Insurance Company
Bay Finance Company, Inc.
Clark-Prout Insurance Agency, Inc.

OFFICERS OF THE COMMERCE GROUP, INC.

	President, Chief Executive Officer and Chairman of the Board	Arthur J. Remillard, Jr.
	Executive Vice President and Chief Financial Officer	Gerald Fels
	Senior Vice President and Assistant Clerk	Arthur J. Remillard, III
	Senior Vice President	Regan P. Remillard
	Senior Vice President and General Counsel	James A. Ermilio
	Senior Vice President	Joseph J. Staffieri
	Clerk	John W. Spillane
	Treasurer and Chief Accounting Officer	Randall V. Becker
	Vice President and Corporate Compliance Officer	Robert E. McKenna
	Assistant Vice President and Assistant General Counsel	Thomas D. Jungeberg
	Assistant Vice President and Senior Counsel	Louise M. McCarthy
	Assistant Treasurer	Thomas A. Gaylord

Officers of Massachusetts SUBSIDIARIES (2)

	Chief Executive Officer and Chairman of the Board	Arthur J. Remillard, Jr.
	President, Chief Operating Officer and Chief Financial Officer	Gerald Fels
	Senior Vice President and Secretary	Arthur J. Remillard, III
	Senior Vice President and General Counsel	James A. Ermilio
	Senior Vice Presidents	David H. Cochrane
Peter J. Dignan
Regan P. Remillard
Joseph J. Staffieri
Henry R. Whittier, Jr.
	Vice President and Chief Investment Officer	John W. Hawie
	Vice Presidents	Raymond J. Desantis
Elizabeth M. Edwards
Karen A. Lussier
Donald G. MacLean
Robert E. McKenna
Michael J. Richards
Angelos Spetseris

	Assistant Vice President and Assistant General Counsel	Thomas D. Jungeberg
Assistant Vice President and Senior Counsel		Louise McCarthy
Assistant Vice Presidents	David P. Antocci	Susan A. Horan
	Robert M. Blackmer	John V. Kelly
	Thomas Boyer II	Debra A. Mann
	Stephen R. Clark	Patrick J. McDonald
	Warren S. Ehrlich	Robert L. Mooney
	Richard W. Goodus	Emile E. Riendeau
	James E. Gow	C. Karen Stopford

	Treasurer and Chief Accounting Officer	Randall V. Becker
	Assistant Treasurer	Thomas A. Gaylord

(1)	Incorporated in November 1998, the common stock of which is 95% owned by Commerce Holdings, Inc. and 5% owned by AAA Southern New England.
(2)

Massachusetts subsidiaries include Commerce Holdings, Inc., The Commerce Insurance Company, Citation Insurance Company, Bay Finance Company, Inc. and Clark-Prout Insurance Agency. Officers often hold positions with several operating subsidiaries. The titles listed represent their primary office as of March 1, 2004.

Officers of ACIC Holding Co., Inc.

Chairman of the Board	H. Thomas Rowles
President	Gerald Fels
Treasurer	Mark A. Shaw
Secretary	James A. Ermilio

Officers of American Commerce Insurance Company

Chairman of the Board	H. Thomas Rowles
Vice Chairman of the Board	Regan P. Remillard
President, Chief Executive and Operating Officer and Investment Officer	Gerald Fels
General Counsel and Secretary	James A. Ermilio
Vice President and Chief Investment Officer	John W. Hawie
Vice President	Gregory S. Clark
Vice President	Joseph B. Phillips, Jr.
Vice President	Jeffrey B. Alexander
Assistant General Counsel and Assistant Secretary	Thomas D. Jungeberg
Senior Counsel and Assistant Secretary	Louise M. McCarthy
Chief Financial Officer and Treasurer	Randall V. Becker
Assistant Treasurer	Thomas A. Gaylord

Officers of Commerce West Insurance Company

Chairman of the Board	Arthur J. Remillard, Jr.
President, Chief Executive and Operating Officer and Investment Officer	Gerald Fels
Secretary	James A. Ermilio
Chief Financial Officer and Treasurer	Michael V. Vrban
Vice President and Chief Investment Officer	John W. Hawie
Vice President	Michael J. Berryessa
Vice President	Albert R. Harris

Stockholder Information

Annual Meeting

The Annual Meeting of stockholders will be held at 9:00 a.m. on Friday, May 21, 2004 at the Company's Policy Services Building, 16 Sutton Road, Webster, MA.

Transfer Agent

The Commerce Group, Inc.
c/o Equiserve Trust Company, N.A.
P.O. Box 219045
Kansas City, MO 64121-9045
(877) 282-1168
http://www.equiserve.com

Executive Offices

211 Main Street
Webster, MA 01570
(508) 943-9000

Company Websites

The Commerce Insurance Company	http://www.commerceinsurance.com
American Commerce Insurance Company	http://www.acilink.com
Commerce West Insurance Company	http://www.commercewest.net
Bay Finance Company, Inc.	http://www.bayfinance.com
Clark-Prout Insurance Agency, Inc.	http://www.clark-prout.com

Trading of Common Stock

The Company's Common Stock trades on the NYSE under the symbol "CGI".

Independent Auditors

PricewaterhouseCoopers LLP
125 High Street
Boston, MA 02110
http://www.us.pwc.com
