Form 10-Q
period 2004-03-31
COMMERCE GROUP INC /MA
filed 2004-05-07
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

[ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File Number 001-13672

THE COMMERCE GROUP, INC.
(Exact name of registrant as specified in our charter)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No

As of April 30, 2004, the number of shares outstanding of the Registrant's common stock (excluding Treasury Shares) was 32,568,902.

The Commerce Group, Inc.

Table of Contents

Part I - Financial Information
		Page No.

Item 1.	Financial Statements

Consolidated Balance Sheet at March 31, 2004 (Unaudited) and December 31, 2003		3
Consolidated Statement of Earnings and Comprehensive Income for the Three
Months Ended March 31, 2004 and 2003 (Unaudited)		4
Consolidated Statement of Cash Flows and Reconciliation of Net Earnings to Cash
From Operating Activities for the Three Months Ended March 31, 2004
and 2003 (Unaudited)		5
Notes to Unaudited Consolidated Financial Statements		6

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations

Business Overview		11
Results of Operations		13
Financial Condition		16
Forward-Looking Statements		17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

Part II - Other Information

Item 6.	Exhibits and Reports on Form 8-K	18

Signature		19

Part I - Financial Information

Item 1. Financial Statements

The Commerce Group, Inc. and Subsidiaries
Consolidated Balance Sheet
March 31, 2004 and December 31, 2003
(Thousands of Dollars)

	2004	2003

ASSETS	(Unaudited)
Investments
Fixed maturities, at market (amortized cost: $1,637,747 and $1,478,737)	$1,668,640	$1,497,731
Preferred stocks, at market (cost: $337,516 and $283,423)	354,702	298,721
Common stocks, at market (cost: $86,457 and $95,412)	94,711	105,523
Preferred stock mutual funds, at equity (cost: $50,795)	56,387	54,274
Mortgage loans on real estate and collateral notes receivable (less
allowance for possible loan losses of $377 and $379)	15,788	16,395
Cash and cash equivalents	164,197	215,541
Other investments, at market (cost: $41,648 and $38,826)	27,435	22,914

Total investments	2,381,860	2,211,099
Accrued investment income	18,999	19,308
Premiums receivable (less allowance for doubtful receivables of $2,254)	421,093	361,839
Deferred policy acquisition costs	168,610	153,605
Property and equipment, net of accumulated depreciation	52,137	52,997
Residual market receivable	205,442	192,743
Due from reinsurers	120,876	117,786
Deferred income taxes	21,713	33,240
Other assets	17,812	21,614

Total assets	$3,408,542	$3,164,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$976,813	$957,353
Unearned premiums	893,028	810,462
Bonds payable ($300,000 face less discount)	298,035	297,984
Current income taxes	12,403	15,091
Deferred income	8,271	7,946
Contingent commissions accrued	41,168	37,887
Payable for securities purchased	97,046	13,610
Other liabilities and accrued expenses	97,843	107,297

Total liabilities	2,424,607	2,247,630

Minority interest	4,548	4,390

Stockholders' equity:
Preferred stock, authorized 5,000,000 shares at $1.00 par value	--	--
Common stock, authorized 100,000,000 shares at $.50 par value;
39,346,329 and 38,629,664 shares issued	19,673	19,315
Paid-in capital	84,378	52,090
Net accumulated other comprehensive income, net of income taxes of
$19,640 and $15,664	36,484	29,083
Retained earnings	1,038,273	997,610

Total stockholders' equity before treasury stock	1,178,808	1,098,098
Treasury stock, 6,863,629 and 6,568,964 shares, at cost	(199,421)	(185,887)

Total stockholders' equity	979,387	912,211

Total liabilities, minority interest and stockholders' equity	$3,408,542	$3,164,231

The accompanying notes are an integral part of these consolidated financial statements.

The Commerce Group, Inc. and Subsidiaries
Consolidated Statement of Earnings and Comprehensive Income
Three Months Ended March 31, 2004 and 2003
(Thousands of Dollars, Except Per Share Data)
(Unaudited)

	2004	2003

Revenues:
Direct premiums written	$498,587	$448,794
Assumed premiums	34,078	27,983
Ceded premiums	(54,991)	(49,742)

Net premiums written	477,674	427,035
Increase in unearned premiums	(82,106)	(89,048)

Earned premiums	395,568	337,987
Net investment income	27,815	22,704
Premium finance and service fees	7,044	6,330
Net realized investment gains (losses)	20,459	(5,844)

Total revenues	450,886	361,177

Expenses:
Losses and loss adjustment expenses	282,182	274,394
Policy acquisition costs	92,224	69,502
Interest expense & amortization of bond fees	4,583	--

Total expenses	378,989	343,896

Earnings before income taxes and minority interest	71,897	17,281
Income taxes	20,752	4,405

Earnings before minority interest	51,145	12,876
Minority interest in net (earnings) loss of subsidiary	(105)	44

NET EARNINGS	$51,040	$12,920

Comprehensive income	$58,441	$16,425

Net earnings per common share:
Basic	$1.58	$0.40

Diluted	$1.56	$0.40

Cash dividends paid per common share	$0.32	$0.31

Weighted average number of common shares outstanding:
Basic	32,337,398	31,977,554

Diluted	32,766,819	32,161,730

The accompanying notes are an integral part of these consolidated financial statements.

The Commerce Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows and Reconciliation
of Net Earnings to Cash From Operating Activities
Three Months Ended March 31, 2004 and 2003
(Thousands of Dollars)
(Unaudited)

	2004	2003

Operating Activities:
Premiums collected	$420,675	$365,308
Net investment income received	26,565	22,529
Premium finance and service fees received	7,044	6,330
Losses and loss adjustment expenses paid	(275,719)	(247,732)
Policy acquisition costs paid	(112,283)	(89,008)
Federal income tax payments	(16,370)	(2,165)

Cash from operating activities	49,912	55,262

Investing Activities:
Investment sales, repayments and maturities	614,064	91,170
Mortgage loans and collateral notes receipts	1,138	4,120
Investment purchases	(712,743)	(164,189)
Mortgage loans and collateral notes originated	(520)	(200)
Property and equipment purchases	(3,157)	(1,845)
Other investing activities	3,902	139

Cash for investing activities	(97,316)	(70,805)

Financing Activities:
Dividends paid to stockholders	(10,377)	(9,931)
Treasury stock purchases	--	(8,058)
Capital stock issued	6,891	--
Bond issue costs	(454)	--

Cash for financing activities	(3,940)	(17,989)

Decrease in cash and cash equivalents	(51,344)	(33,532)
Cash and cash equivalents at beginning of period	215,541	206,315

Cash and cash equivalents at the end of period	$164,197	$172,783

Reconciliation of net earnings to cash from operating activities:
Net earnings	$51,040	$12,920
Adjustments to reconcile net earnings to cash from operating activities:
Premiums receivable	(59,254)	(71,379)
Deferred policy acquisition costs	(15,005)	(14,313)
Residual market receivable	(12,699)	(5,064)
Due from reinsurers	(3,090)	(4,255)
Unpaid losses and loss adjustment expenses	19,460	41,536
Unearned premiums	82,566	90,981
Current income taxes	(2,688)	2,411
Deferred income taxes	7,070	(171)
Deferred income	325	(1,152)
Contingent commissions	3,281	(4,515)
Net realized investment (gains) losses	(20,459)	5,844
Other - net	(635)	2,419

Cash from operating activities	$49,912	$55,262

The accompanying notes are an integral part of these consolidated financial statements.

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)

1. Organization and Interim Financial Statements

      Our consolidated financial statements include the accounts of The Commerce Group, Inc. and its subsidiaries. The Commerce Group, Inc. is a holding company and our operations are conducted through subsidiaries, the principal ones of which are the Commerce Insurance Company (Commerce), Citation Insurance Company (Citation), American Commerce Insurance Company (American Commerce), and Commerce West Insurance Company (Commerce West). We have eliminated significant intercompany accounts and transactions in consolidating these financial statements. Also, we have reclassified certain amounts for 2003 to conform with 2004 presentations.

      We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at reporting dates and the reported amounts of revenues and expenses during the reporting periods. Actual results will differ from these estimates and assumptions. We employ significant estimates and assumptions in the determination of deferred policy acquisition costs, unpaid losses and loss adjustment expenses (LAE), and accruals for contingent liabilities. Our significant accounting policies are presented in the notes to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2003.

      Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2003.

2. Stock-Based Compensation

      Pro forma net earnings and earnings per share as if we had applied the fair value method of accounting for our stock-based compensation plans accounted for under the intrinsic value method for the three months ended March 31, 2004 and 2003 follow:

	2004	2003

Net earnings as reported	$51,040	$12,920
Deduct: Stock-based employee compensation expense
determined under fair value method for awards granted
without expense recognition	452	452

Pro forma net earnings	$50,588	$12,468

Basic earnings per share:
As reported	$1.58	$0.40

Pro forma	$1.56	$0.39

Diluted earnings per share:
As reported	$1.56	$0.40

Pro forma	$1.54	$0.39

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)
(Continued)

3. Comprehensive Income

Our comprehensive income for the three months ended March 31, 2004 and 2003 follows:

	2004	2003

Net earnings	$51,040	$12,920

Other comprehensive income, net of tax expenses (benefits):
Change in unrealized gains, net of income tax expense
of $8,090 and $2,778	15,042	5,160
Reclassification adjustment, net of income tax benefits
of $(4,114) and $(891)	(7,641)	(1,655)

Other comprehensive income	7,401	3,505

Comprehensive income	$58,441	$16,425

4. Earnings Per Share (EPS)

      Basic EPS is computed based on the weighted average number of common shares outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding adjusted by the number of additional common shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of common shares we could have repurchased from the proceeds of the potentially dilutive shares. Our only dilutive instruments are stock options outstanding. We had 4,454,278 and 4,858,089 stock options outstanding at March 31, 2004 and 2003, respectively. Basic and diluted EPS are calculated as follows for the three months ended March 31, 2004 and 2003:

2004		2003

Net earnings for basic and diluted EPS	$51,040	$12,920

Common share information:
Average shares outstanding for basic EPS	32,337,398	31,977,554
Dilutive effect of stock options	429,421	184,176

Average shares outstanding for dilutive EPS	32,766,819	32,161,730

Basic EPS	$1.58	$0.40

Diluted EPS	$1.56	$0.40

      The computations of diluted EPS excluded stock options that were anti-dilutive, as their exercise prices were greater than the average market price of our common stock during the period. The number of such options was 1,575,000 and 2,072,000 for the three months ended March 31, 2004 and 2003, respectively.

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)
(Continued)

5. Realized and Unrealized Investment Gains and Losses

Realized Investment Gains and Losses

Net realized investment gains (losses) for the three months ended March 31, 2004 and 2003 follow:

	2004	2003	Change

Impairment losses:
Fixed maturity securities	$(1,565)	$(8,928)	$7,363
Equity securities	(203)	(6,528)	6,325

Total impairment losses	(1,768)	(15,456)	13,688

Transaction net gains (losses):
Fixed maturity securities	9,658	3,373	6,285
Equity securities	8,946	1,206	7,740
Venture capital fund	1,699	(588)	2,287
Other investments	(189)	10	(199)

Transaction net gains (losses)	20,114	4,001	16,113

Equity in earnings of closed-end preferred stock mutual funds	2,113	5,611	(3,498)

Net realized investment gains (losses) included in net earnings	$20,459	$(5,844)	$26,303

Unrealized Investment Gains and Losses

The change in net unrealized gains on our fixed maturity and equity securities, excluding the impact of minority interest, from December 31, 2003 to March 31, 2004 follows:

	March 31,	Dec. 31,
	2004	2003	Change

Net unrealized gains:
Fixed maturity securities	$30,893	$18,994	$11,899
Equity securities	25,440	25,882	(442)

Net unrealized gains	$56,333	$44,876	$11,457

6. Unpaid Losses and LAE

Liabilities for unpaid losses and loss adjustment expenses at March 31, 2004 and December 31, 2003 follow:

	March 31,		Dec. 31,
	2004		2003

Net voluntary unpaid losses and LAE		$762,923	$760,156
Voluntary salvage and subrogation recoverable		(100,398)	(100,988)
Assumed unpaid loss and LAE reserves from CAR		165,171	155,874
Assumed salvage and subrogation recoverable from CAR		(22,699)	(22,699)

Total voluntary and assumed unpaid loss and LAE reserves		804,997	792,343
Adjustment for ceded unpaid loss and LAE reserves		180,816	174,010
Adjustment for ceded salvage and subrogation recoverable		(9,000)	(9,000)

Total unpaid losses and LAE		$976,813	$957,353

7. Ceded Reinsurance Recoverable

      Ceded reinsurance recoverable amounts are included in the unpaid losses and loss adjustment expenses and the unearned premiums. At March 31, 2004 and December 31, 2003, $171,816 and $165,010 were included in the unpaid losses and loss adjustment expense amounts, respectively. At March 31, 2004 and December 31, 2003, $113,706 and $113,245 were included in the unearned premium liability amounts, respectively.

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)
(Continued)

8. Contingencies Related to Our Business in Massachusetts

      Member companies of Commonwealth Automobile Reinsurers (CAR) have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of March 31, 2004, we were not aware of any CAR member company who has failed to meet its obligations.

      On January 5, 2004, the Massachusetts Attorney General (AG) filed an appeal with the Supreme Judicial Court of Massachusetts arguing that the Massachusetts Division of Insurance (DOI) "wrongly imposed a 2.5% increase" in average personal automobile premiums for 2004. According to the AG, "for the second consecutive year, the DOI has, without justification, ruled in favor of an increase in auto insurance rates that will hurt Massachusetts drivers." We cannot predict whether the court will rule on the issue or if the AG's appeal will be successful in any respect, and if so, whether it will have a material impact on us.

9. Segments

Selected segment information for the three months ended March 31, 2004 and 2003 follows:

		Earnings (Losses)
		Before Income Taxes	Identifiable
	Revenue	(Benefits)	Assets

2004:
Property and casualty insurance:
Massachusetts	$389,980	$68,557	$3,044,433
Other than Massachusetts	60,689	17,028	321,641
Real estate and commercial lending	210	210	16,758
Corporate and other	7	(14,003)	25,710

Consolidated	$450,886	$71,792	$3,408,542

2003:
Property and casualty insurance:
Massachusetts	$311,549	$16,521	$2,288,190
Other than Massachusetts	49,148	(955)	293,628
Real estate and commercial lending	479	479	23,703
Corporate and other	1	1,280	8,808

Consolidated	$361,177	$17,325	$2,614,329

10. Significant Changes Since December 31, 2003

Investments

      Our total investments increased $170,761 (at market and equity), or 7.7%, since December 31, 2003. This increase was due to our investing cash from operating and investing activities and our portfolio's net market appreciation.

Unearned Premiums

      Unearned premiums increased $82,566, or 10.2%, since December 31, 2003. This was primarily due to an increase in personal automobile written premiums coupled with the seasonality of the policy effective dates. The total amount of a policy's premium is recorded as written premium on the first day the policy is effective; however, the policy premium is earned over the ensuing year, with a higher proportion of the written premium being booked in the first quarter.

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)
(Continued)

Paid-in Capital and Treasury Stock

      Paid-in capital increased $32,288, or 62.0%, and treasury stock increased $13,534, or 7.3%, since December 31, 2003. Both increases were the result of stock option exercises during the first quarter of 2004. Treasury stock purchases were all non-cash transactions.

11. Subsequent Event

      On April 29, 2004, the Governor of Massachusetts and the Massachusetts Commissioner of Insurance publicly launched two related initiatives to restructure the Massachusetts personal automobile insurance market. The Governor announced the formation of a bipartisan task force charged with reviewing potential changes to the Massachusetts personal automobile insurance system that, according to the Governor's announcement, "will open the door to more competition, move to a rate-setting system that is more in line with the rest of the country, examine the costs and benefits of our current 'no fault' claims process, crack down on fraud and eliminate the subsidy that good drivers pay for bad drivers."

      In addition, the Massachusetts Commissioner of Insurance issued a letter instructing Commonwealth Automobile Reinsurers, or CAR, the Massachusetts-mandated personal automobile reinsurance mechanism that enables us and other participating insurers to reinsure in CAR any risk, to develop and submit to her within thirty days rules for the reform of the CAR residual market system that would introduce an assigned insurance system without creating significant market disruption or adverse impact on policyholders and that would implement appropriate claim handling processes. If, in the Commissioner's judgment, CAR does not respond in a timely and satisfactory manner to the Commissioner's request, the Commissioner has the power, after a public hearing, to adopt such rules as she deems necessary for the efficient and equitable operation of CAR.

      We intend to review and, if necessary, revise our business strategies in response to these initiatives as they are implemented. We cannot predict whether our efforts will be successful or whether these initiatives as implemented will affect our competitive position or financial performance.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of
Operations

Unless otherwise stated, "we," "our" or "us" means The Commerce Group, Inc. and its subsidiaries. "Commerce" refers to The Commerce Insurance Company, "Commerce West" refers to Commerce West Insurance Company, "American Commerce" refers to American Commerce Insurance Company, "Citation" refers to Citation Insurance Company, and "AHC" refers to ACIC Holding Co., Inc. In addition, unless otherwise stated, all references to "quarters ended" are for our fiscal quarter, which ends March 31, and dollar amounts in all tables are in thousands, except per share data.

Business Overview

      The following discussion and analysis should be read in conjunction with our consolidated financial statements in this Form 10-Q and with our Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2003.

      We provide personal and commercial property and casualty insurance in Massachusetts primarily and in other states. Our core product lines are personal automobile, homeowners, and commercial automobile insurance. We market our products exclusively through our network of independent agents. Our primary business strategy is to focus on the personal automobile insurance market in Massachusetts and to grow by increasing the proportion of our business written in other states in which we currently have a significant presence, primarily from Commerce West and American Commerce.

      We manage our business in four reportable segments: property and casualty insurance - Massachusetts, property and casualty insurance - other than Massachusetts, real estate and commercial lending, and corporate and other.

      Our ability to capitalize on our business strengths and implement our strategies is subject to particular risks. For example, because we are primarily a personal automobile insurance carrier, adverse developments in this industry could negatively affect us more than insurers that are more diversified across multiple business lines. Additionally, the concentration of our business in Massachusetts makes us more susceptible to any adverse development in the prevailing legislative, regulatory, economic, demographic, competitive and other conditions, including weather-related events, and adverse judicial decisions in Massachusetts, and could make it more costly or difficult for us to conduct our business. Regulatory changes to reform the residual market and to enhance competition in Massachusetts are being considered and, if enacted, could adversely affect our market share or profitability. Also, if our affinity relationship with the AAA Clubs of Massachusetts were terminated, we would lose a significant avenue for offering our existing affinity group discounts and our sales of personal automobile insurance products in Massachusetts would likely decline, if we are unable to devise and implement effective mitigation measures. The AAA arrangements have rolling three-year terms, and a AAA Club may terminate upon a minimum of two years' written notice. If American Commerce's relationship with one or more large AAA clubs terminates, then American Commerce would lose a substantial portion of its business, which could have a material adverse effect on our business and results of operations.

      On January 5, 2004, the Massachusetts Attorney General (AG) filed an appeal with the Supreme Judicial Court of Massachusetts arguing that the Massachusetts Division of Insurance (DOI) "wrongly imposed a 2.5% increase" in average personal automobile premiums for 2004. According to the AG, "for the second consecutive year, the DOI has, without justification, ruled in favor of an increase in auto insurance rates that will hurt Massachusetts drivers." We cannot predict whether the court will rule on the issue or if the AG's appeal will be successful in any respect, and if so, whether it will have a material impact on us.

      On April 29, 2004, the Governor of Massachusetts and the Massachusetts Commissioner of Insurance publicly launched two related initiatives to restructure the Massachusetts personal automobile insurance market. The Governor announced the formation of a bipartisan task force charged with reviewing potential changes to the Massachusetts personal automobile insurance system that, according to the Governor's announcement, "will open the door to more competition, move to a rate-setting system that is more in line with the rest of the country, examine the costs and benefits of our current 'no fault' claims process, crack down on fraud and eliminate the subsidy that good drivers pay for bad drivers."

      In addition, the Massachusetts Commissioner of Insurance issued a letter instructing Commonwealth Automobile Reinsurers, or CAR, the Massachusetts-mandated personal automobile reinsurance mechanism that enables us and other participating insurers to reinsure in CAR any risk, to develop and submit to her within thirty days rules for the reform of the CAR residual market system that would introduce an assigned insurance system without creating significant market disruption or adverse impact on policyholders and that would implement appropriate claim handling processes. If, in the Commissioner's judgment, CAR does not respond in a timely and satisfactory manner to the Commissioner's request, the Commissioner has the power, after a public hearing, to adopt such rules as she deems necessary for the efficient and equitable operation of CAR. (Attached at Exhibit 99 is the text of the Commissioner's letter.)


      We intend to review and, if necessary, revise our business strategies in response to these initiatives as they are implemented. We cannot predict whether our efforts will be successful or whether these initiatives as implemented will affect our competitive position or financial performance.

Our Revenues and Expenses

Our revenue principally reflects:

*	earned premiums, consisting of:

-

premiums that we receive from sales by our agents of property and casualty insurance policies, primarily personal automobile, homeowners and commercial automobile, which we refer to as direct premiums written, plus

	-	premiums we receive from insurance policies that we assume, primarily from Commonwealth Automobile Reinsurers, or CAR, which we refer to as assumed premiums, less

	-	the portion of our premiums that is ceded to CAR and other reinsurers, which we refer to as ceded premiums, less

	-	the change in the portion of premiums that will not be recognized as income for accounting purposes until a future period, which we refer to as unearned premiums;

*	investment income that we earn on our invested assets;

*	premium finance charges and service fee income that we earn in connection with the billing and deferral of premium payments; and,

*	realized investment gains and losses.

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

Measurement of Results

      We evaluate our operations by monitoring key measures of growth and profitability. We measure our growth by examining our direct premiums written as well as increases in exposures and policies. We generally measure our operating results in accordance with accounting principles generally accepted in the United States of America (GAAP) by examining our net income, return on equity (ROE), and our loss and LAE, underwriting expense and combined ratios on a consolidated basis. The following provides further explanation of the key measures that we use to evaluate our results:

*	Return on Equity. Return on equity is net earnings divided by stockholders' equity at the beginning of the period.

*

Direct Premiums Written. Direct premiums written is the sum of the total policy premiums, net of cancellations, associated with policies underwritten and issued by our insurance subsidiaries. We use direct premiums written, which includes premiums that we cede to CAR and other reinsurers, as a measure of the underlying growth of our insurance business from period to period.

*

Direct Earned Premiums. Direct earned premiums are the portion of direct premiums written over the preceding twelve-month period equal to the expired portion of policies and recognized as income during an accounting period.

*

Investment Income. Investment income represents earnings on our investment portfolio. We rely on after-tax investment income as a significant source of net earnings since we generally achieve a combined ratio (see below) of slightly less than 100%.

*

Loss and LAE Ratio. The loss and LAE ratio is the ratio of losses and loss adjustment expenses incurred to earned premiums, expressed as a percentage. We calculate this ratio net of our reinsurance recoveries. We use this ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing.

*

Underwriting Expense Ratio. The underwriting expense ratio is the ratio of underwriting expenses to net premiums written, expressed as a percentage. Underwriting expenses are the aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations. In addition, underwriting expenses are grossed-up for any change in deferred acquisition costs.

*

Combined Ratio. The combined ratio is the sum of the loss and LAE ratio and the underwriting expense ratio and measures a company's overall underwriting profit. If the combined ratio is at or above 100%, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient. We use the combined ratio in evaluating our overall underwriting profitability and as a measure for comparison of our profitability relative to the profitability of our competitors.

Quarters Ended March 31, 2004 and 2003 Results of Operations

Consolidated Results

      Our quarterly consolidated net earnings and ROE increased significantly over the comparable 2003 quarter. Our increase in net earnings of $38.1 million resulted in an increase in ROE from 1.6% for the 2003 quarter to 5.6% in the current quarter. The current period improvement is primarily due to better investment and operating results, partially offset by $4.6 million in bond interest expense and fee amortization.

      Our first quarter GAAP consolidated combined ratio was 93.7% compared to 100.8% for 2003. The decrease was the result of a decrease in the loss and LAE ratio, partially offset by an increase in the underwriting expense ratio. Our loss and LAE ratio for the first quarter decreased to 71.3% from 81.2% in 2003. The improvement was the result of several factors, including:

*	an increase in average earned premium revenue per automobile;
*	a decline in the current year personal automobile physical damage claim frequency due to more favorable weather conditions; and
*	a decrease in the overall CAR deficit.

Our underwriting expense ratio increased to 22.4%, as compared to 19.6% for 2003, primarily as a net result of higher accrued contingent commissions, partially offset by lower 2004 policy year mandated Massachusetts personal automobile commission rates. The underwriting expense ratio represents policy acquisition costs grossed-up for the increase in deferred acquisition costs of $15.1 million and $14.3 million for 2004 and 2003, respectively, the result of which is divided by net premiums written.

      Stock option and book value award (BVA) expenses (income) included in losses and loss adjustment expenses during the quarters ended 2004 and 2003 were $6.0 million and $(1.1) million, respectively. Stock option and BVA expenses (income) included in policy acquisition costs during the quarters ended 2004 and 2003 were $5.0 million and $(1.0) million, respectively. The market price for our common stock, as well as our financial results during the quarters, directly affect our expense related to stock options and BVAs. Under the variable accounting treatment that we use to account for our outstanding options granted in 1999 and 2000, an increase in the market value of our stock will increase the expense we recognize for those options. Similarly, an increase in our net income will increase the value of, and therefore the expense we recognize for, outstanding BVAs.

Net Investment Income

Our investment portfolio and yields on those investments affect net investment income. The composition of our investment portfolio, at cost, at March 31, 2004 and 2003 follows:

		% of		% of
	2004	Total	2003	Total

Fixed maturities(a)	$1,637,747	70.2%	$792,829	46.8%
Preferred stocks	337,516	14.4%	293,305	17.3%
Common stocks	86,457	3.7%	82,958	4.9%
Preferred stock mutual funds	50,795	2.2%	292,505	17.2%
Mortgages and collateral notes	16,165	0.7%	23,252	1.4%
Cash and cash equivalents	164,197	7.0%	172,783	10.2%
Other investments	41,648	1.8%	37,765	2.2%

Total investments	$2,334,525	100.0%	$1,695,397	100.0%

__________________
(a)	Fixed maturities include GNMA & FNMA mortgage-backed bonds, corporate bonds, U.S. Treasury bonds and notes and tax-exempt state and municipal bonds.

Key measures of net investment income for the quarters ended 2004 and 2003 follow:

	2004	2003	Change

Average month-end investments (at cost)	$2,208,475	$1,636,849	$571,626
Net investment income, before tax	$27,815	$22,704	$5,111
Annualized net investment income, after tax	$22,011	$18,359	$3,652
Annualized net investment income as a percentage of average net
investments (at cost), before tax	5.0%	5.5%	(0.6)%
Net investment income as a percentage of average net investments
(at cost), after tax	4.0%	4.5%	(0.5)%

      The increase in our quarterly net investment income was primarily due to increased invested assets partially offset by lower yields in all investment types, particularly corporate bonds and preferred stock. The decrease in yield is primarily due to lower short-term yields coupled with an environment of lower average long-term yields and the sale of higher yielding investment securities.

Realized Investment Gains and Losses

Net realized investment gains (losses) for the quarters ended 2004 and 2003 follow:

	2004	2003	Change

Impairment losses:
Fixed maturity securities	$(1,565)	$(8,928)	$7,363
Equity securities	(203)	(6,528)	6,325

Total impairment losses	(1,768)	(15,456)	13,688

Transaction net gains (losses):
Fixed maturity securities	9,658	3,373	6,285
Equity securities	8,946	1,206	7,740
Venture capital fund	1,699	(588)	2,287
Other investments	(189)	10	(199)

Transaction net gains (losses)	20,114	4,001	16,113

Equity in earnings of closed-end preferred stock mutual funds	2,113	5,611	(3,498)

Net realized investment gains (losses) included in net earnings	$20,459	$(5,844)	$26,303

      Approximately half of our quarterly change in realized gains (losses) is from a reduction in impairment losses. We attribute this to the sale of some of our lower rated bonds and more favorable market conditions in 2004 than in 2003, particularly lower interest rates and improved credit spreads. In addition, we realized a significant amount of gains from investment transactions. We entered into these transactions primarily because we believed that interest rates had once again fallen to levels that were not sustainable over the long term. Most of the sales occurred in long-duration municipal bonds and preferred stocks while purchases were in several sectors, including significant additions in


mortgage backed and fully taxable government agency and corporate bonds, both with fixed rate and floating rate coupons. We will continue to reduce or increase the duration of our investment portfolio when we believe market conditions are appropriate for such action.

Income Taxes

      Our overall effective tax rate for the quarters ended 2004 and 2003 was 28.9% and 25.5%, respectively. In both periods, our effective rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest and the corporate dividends received deduction. The federal income tax expense (benefit) for the quarters ended 2004 and 2003 follows:

	2004	2003

Current	$13,235	$4,553
Deferred	7,517	(148)

	$20,752	$4,405

Segment Premium Results

      We evaluate our performance and allocate resources based primarily on our property and casualty insurance segments, which represent over 99% of our total revenues. Direct premiums written and earned for the quarters ended 2004 and 2003 follow:

	2004	2003	$ Change	% Change

Direct Premiums Written:
Personal Automobile (Massachusetts)	$377,044	$341,330	$35,714	10.5%
Personal Automobile (Other than Massachusetts)	52,188	47,469	4,719	9.9%
Commercial Automobile (Massachusetts)	26,982	24,742	2,240	9.1%
Commercial Automobile (Other than Massachusetts)	2,161	1,985	176	8.9%
Homeowners (Massachusetts)	21,933	18,346	3,587	19.6%
Homeowners (Other than Massachusetts)	8,976	7,192	1,784	24.8%
Other lines (Massachusetts)	9,068	7,523	1,545	20.5%
Other lines (Other than Massachusetts)	235	207	28	13.5%

Total Direct Premiums Written	$498,587	$448,794	$49,793	11.1%

Direct Earned Premiums:
Personal automobile (Massachusetts)	$300,149	$261,321	$38,828	14.9%
Personal automobile (Other than Massachusetts)	49,908	42,851	7,057	16.5%
Commercial automobile (Massachusetts)	22,545	19,222	3,323	17.3%
Commercial automobile (Other than Massachusetts)	1,973	1,456	517	35.5%
Homeowners (Massachusetts)	26,042	21,407	4,635	21.7%
Homeowners (Other than Massachusetts)	9,170	7,079	2,091	29.5%
Other lines (Massachusetts)	9,041	7,156	1,885	26.3%
Other lines (Other than Massachusetts)	240	197	43	21.8%

Total Direct Earned Premiums	$419,068	$360,689	$58,379	16.2%

Massachusetts Segment

      We experienced growth in direct premiums written in all of our insurance categories in Massachusetts, with growth in personal automobile accounting for 82.9% of the increase. Personal automobile business growth was a result of a 6.5% increase in average written premium per written exposure coupled with a 3.6% increase in the number of exposures written. Our homeowners growth was from a 12.6% increase in average premium per policy coupled with a 5.0% increase in the number of policies. Our commercial automobile growth was from a 2.2% increase in average premium per policy coupled with a 6.7% increase in the number of policies. Growth in these lines of business came from our existing agents, instead of agents that may have been added to our agency force after March 31, 2003.

Other Than Massachusetts Segment

      Similar to Massachusetts, growth in personal automobile accounted for 70.4% of the increase in direct premiums written in all of our insurance categories in states other than Massachusetts. Growth in homeowners accounted for 26.6% of the increase in states other than Massachusetts. The increase in personal automobile and

homeowners business was primarily due to additional rate per policy coupled with an approximate 5% increase in policy count.

Financial Condition

      Total investments increased during the quarter 7.7% (at market and equity) due to our investing cash from operating and investing activities and our portfolio's net market appreciation. Our ratio of total liabilities to stockholders' equity increased slightly at March 31, 2004 from December 31, 2003. This increase primarily resulted from increases in both unearned premiums and the timing of accruals for purchased securities. The increase in unearned premiums was primarily from increased personal automobile direct premiums written coupled with the seasonality of the policy effective dates. The total amount of a policy's premium is recorded as written premium on the first day the policy is effective, however, the policy premium is earned over the ensuing year, with a higher proportion of the written premium being booked in the first quarter. There have been no material changes in our contractual obligations and commercial commitments which we reported in our annual report on Form 10-K for the year ended December 31, 2003.

Liquidity

Our cash flows for the quarters ended March 31, 2004 and 2003 follow:

	2004	2003	Change

Cash from (for):
Operating activities	$49,912	$55,262	$(5,350)
Investing activities	$(97,316)	$(70,805)	$(26,511)
Financing activities	$(3,940)	$(17,989)	$14,049

      Operating Activities. Premiums collected less losses and acquisition costs paid increased $4.1 million in 2004 from 2003. Premiums collected outpaced the increases in losses and LAE paid and policy acquisition costs paid. This occurs when we have significant increases in business, as claims paid tend to lag behind premiums collected. In addition, contributing to the increase was our decline in claim frequency in 2004 relative to the first quarter of 2003. The increase in federal income taxes from increased quarterly earnings caused cash from operating activities in 2004 to decrease from 2003.

      Investing Activities. Investment purchases less investment sales, repayments and maturities, or net investment purchase activity, increased $25.7 million in 2004 from 2003. This increase in net investment purchase activity came from cash from operating activities. The impact of our sales during the quarter reduced portfolio duration from 5.6 years at December 31, 2003 to 4.7 years at March 31, 2004.

      Financing Activities. Cash for financing activities was primarily for dividends paid to stockholders' partially offset by an increase of $6.9 million of cash received in conjunction with the exercise of stock options.

Investment Strategy and Interest Rate Risk

      Our investment strategy emphasizes after-tax investment yield while maintaining overall investment quality. The primary focus of our investment objectives continues to be maximizing after-tax investment income through investing primarily in high-quality diversified fixed income investments structured to maximize after-tax investment income while minimizing risk. We generally invest in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. When the appropriate opportunity arises, we will recognize investment gains to increase after-tax total return. We held no derivatives, emerging market securities or hedge funds at March 31, 2004 and December 31, 2003.

Interest Rate Sensitivity

      As part of our investing activities, we assume positions in fixed maturity, equity, short-term and cash equivalents markets. Therefore, we are exposed to the impacts of interest rate changes in the market value of investments. At March 31, 2004, our exposure to interest rate changes and equity price risk has been estimated using sensitivity analysis. The interest rate impact is the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks.

      Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. The following table summarizes our interest rate risk, based on the results of the sensitivity analysis at March 31, 2004.

	Estimated Market	Estimated	Hypothetical
	Value of Fixed	Increase	Percentage
	Income and	(Decrease)	Increase (Decrease)
	Preferred Stock	in Market	in Stockholders'
Hypothetical Change in Interest Rates	Investments	Value	Equity (1)

200 basis point increase	$1,837,444	$(185,898)	(12.3)%
No change	2,023,342	--	--
200 basis point decrease	2,198,454	175,112	11.6%
____________________
(1)	Net of income taxes at an assumed rate of 35%.

Forward-Looking Statements

      This quarterly report may contain statements that are not historical fact and constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipates," "estimates," "plans," "projects," "continuing," "ongoing," "expects," "may," "should," "management believes," "we believe," "we intend," and similar words or phrases. These statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. All forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this quarterly report and in our recently filed annual report on Form 10-K, and other documents filed with the SEC, including our most recent registration statement on Form S-3. Among the key factors that could cause actual results to differ materially from forward-looking statements are the following:

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

our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Refer to "Investment Strategy and Interest Rate Risk" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for the interim period information required by this Item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in internal controls

      There has been no change in our internal control over financial reporting that has occurred during our last fiscal quarter that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits:
		Page No.

31.1	CEO Certification Statement Under Section 302 of The Sarbanes-Oxley Act of 2002	20

31.2	CFO Certification Statements Under Section 302 of The Sarbanes-Oxley Act of 2002	21

32.1	CEO Certification Statements Under Section 906 of The Sarbanes-Oxley Act of 2002	22

32.2	CFO Certification Statements Under Section 906 of The Sarbanes-Oxley Act of 2002	23

99	Letter from Massachusetts Division of Insurance Commissioner regarding CAR	24

Report on Form 8-K:

On January 30, 2004, we furnished a Form 8-K for Items 9 and 12. This Form 8-K reported our results for the quarter and year ended December 31, 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

The COMMERCE GROUP, INC.

/s/ Randall V. Becker

Randall V. Becker
Treasurer and Chief Accounting Officer

Dated this 7th day of May, 2004.
