Form 10-Q
period 2004-06-30
COMMERCE GROUP INC /MA
filed 2004-08-05
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

As of July 30, 2004, the number of shares outstanding of the Registrant's common stock (excluding Treasury Shares) was 32,913,020.


The Commerce Group, Inc.

Table of Contents

Part I - Financial Information

		Page No.

Item 1. Financial Statements

Consolidated Balance Sheet at June 30, 2004 (Unaudited) and December 31, 2003		3
Consolidated Statement of Earnings and Comprehensive Income for the Three and Six
Months Ended June 30, 2004 and 2003 (Unaudited)		4
Consolidated Statement of Cash Flows and Reconciliation of Net Earnings to Cash
From Operating Activities for the Six Months Ended June 30, 2004 and 2003 (Unaudited)		5
Notes to Unaudited Consolidated Financial Statements		6

Item 2.	Management's Discussion and Analysis of Results of Operations and
	Financial Condition

Business Overview		14
Results of Operations		17
Financial Condition		22
Forward-Looking Statements		24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

Part II - Other Information

Item 2.	Changes in Securities and Use of Proceeds	25

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 6.	Exhibits and Reports on Form 8-K	26

Signature		27


Part I - Financial Information

Item 1. Financial Statements

The Commerce Group, Inc. and Subsidiaries
Consolidated Balance Sheet
June 30, 2004 and December 31, 2003
(Thousands of Dollars)

	2004	2003

ASSETS	(Unaudited)
Investments
Fixed maturities, at market (amortized cost: $1,621,137 and $1,478,737)	$1,594,035	$1,497,731
Preferred stocks, at market (cost: $384,902 and $283,423)	380,783	298,721
Common stocks, at market (cost: $97,307 and $95,412)	94,932	105,523
Preferred stock mutual funds, at equity (cost: $51,316 and $50,795)	51,687	54,274
Mortgage loans on real estate and collateral notes receivable (less
allowance for possible loan losses of $369 and $379)	14,788	16,395
Cash and cash equivalents	73,794	215,541
Other investments, at market (cost: $44,503 and $38,826)	29,409	22,914

Total investments	2,239,428	2,211,099
Accrued investment income	20,100	19,308
Premiums receivable (less allowance for doubtful receivables of $2,254)	446,418	361,839
Deferred policy acquisition costs	174,375	153,605
Property and equipment, net of accumulated depreciation	51,722	52,997
Residual market receivable	222,392	192,743
Due from reinsurers	124,656	117,786
Deferred income taxes	59,046	33,240
Current income taxes	6,790	--
Receivable for investments sold	2,282	6,972
Other assets	17,312	14,642

Total assets	$3,364,521	$3,164,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,015,264	$957,353
Unearned premiums	943,157	810,462
Bonds payable ($300,000 face less discount)	298,085	297,984
Current income taxes	--	15,091
Deferred income	9,132	7,946
Contingent commissions accrued	33,790	37,887
Payable for securities purchased	16	13,610
Other liabilities and accrued expenses	101,311	107,297

Total liabilities	2,400,755	2,247,630

Minority interest	4,542	4,390

Stockholders' equity:
Preferred stock, authorized 5,000,000 shares at $1.00 par value	--	--
Common stock, authorized 100,000,000 shares at $.50 par value;
40,270,010 and 38,629,664 shares issued	20,135	19,315
Paid-in capital	118,125	52,090
Net accumulated other comprehensive income (loss), net of income
taxes (benefit) of $(11,703) and $15,664	(21,821)	29,083
Retained earnings	1,064,876	997,610

Total stockholders' equity before treasury stock	1,181,315	1,098,098
Treasury stock, 7,356,990 and 6,568,964 shares, at cost	(222,091)	(185,887)

Total stockholders' equity	959,224	912,211

Total liabilities, minority interest and stockholders' equity	$3,364,521	$3,164,231

The accompanying notes are an integral part of these consolidated financial statements.

The Commerce Group, Inc. and Subsidiaries
Consolidated Statement of Earnings and Comprehensive Income
Three and Six Months Ended June 30, 2004 and 2003
(Thousands of Dollars, Except Per Share Data)
(Unaudited)

	Three Months		Six Months

	2004	2003	2004	2003

Revenues:
Direct premiums written	$467,986	$415,787	$966,573	$864,581
Assumed premiums	43,492	29,769	77,570	57,752
Ceded premiums	(65,719)	(60,081)	(120,710)	(109,823)

Net premiums written	445,759	385,475	923,433	812,510
Increase in unearned premiums	(41,248)	(35,206)	(123,354)	(124,254)

Earned premiums	404,511	350,269	800,079	688,256
Net investment income	27,894	23,392	55,709	45,812
Premium finance and service fees	7,021	6,631	14,065	13,245
Net realized investment gains (losses)	(8,602)	65,864	11,857	60,020
Other income	113	--	113	--

Total revenues	430,937	446,156	881,823	807,333

Expenses:
Losses and loss adjustment expenses	276,506	269,211	558,688	543,605
Policy acquisition costs	98,200	86,268	190,424	155,770
Interest expense & amortization of bond fees	4,512	--	9,095	--

Total expenses	379,218	355,479	758,207	699,375

Earnings before income taxes and minority interest	51,719	90,677	123,616	107,958
Income taxes	14,152	19,080	34,904	23,485

Earnings before minority interest	37,567	71,597	88,712	84,473
Minority interest in net earnings of subsidiary	(177)	(124)	(282)	(80)

NET EARNINGS	$37,390	$71,473	$88,430	$84,393

Comprehensive income (loss)	$(20,915)	$75,057	$37,526	$91,482

Net earnings per common share :
Basic	$1.14	$2.24	$2.72	$2.64

Diluted	$1.14	$2.22	$2.70	$2.62

Cash dividends paid per common share	$0.33	$0.32	$0.65	$0.63

Weighted average number of common
shares outstanding:
Basic	32,684,245	31,930,507	32,484,585	31,986,847

Diluted	32,906,206	32,156,738	32,692,519	32,187,013

The accompanying notes are an integral part of these consolidated financial statements.

The Commerce Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows and Reconciliation
of Net Earnings to Cash From Operating Activities
Six Months Ended June 30, 2004 and 2003
(Thousands of Dollars)
(Unaudited)

	2004	2003

Operating Activities:
Premiums collected	$839,171	$729,696
Net investment income received	52,878	43,110
Premium finance and service fees received	14,065	13,245
Losses and loss adjustment expenses paid	(509,481)	(491,304)
Policy acquisition costs paid	(220,950)	(182,616)
Federal income tax payments	(55,553)	(15,554)
Interest paid	(8,925)	--
Other income	113	--

Cash from operating activities	111,318	96,577

Investing Activities:
Investment sales, repayments and maturities	1,249,518	518,186
Mortgage loans and collateral notes receipts	2,418	8,181
Investment purchases	(1,494,175)	(657,640)
Mortgage loans and collateral notes originated	(800)	(531)
Property and equipment purchases	(4,211)	(3,287)
Other investing activities	4,104	562

Cash for investing activities	(243,146)	(134,529)

Financing Activities:
Dividends paid to stockholders	(21,164)	(20,157)
Treasury stock purchases	--	(8,058)
Capital stock issued	11,699	2,607
Bond issue costs	(454)	--

Cash for financing activities	(9,919)	(25,608)

Decrease in cash and cash equivalents	(141,747)	(63,560)
Cash and cash equivalents at beginning of period	215,541	206,315

Cash and cash equivalents at the end of period	$73,794	$142,755

Reconciliation of net earnings to cash from operating activities:
Net earnings	$88,430	$84,393
Adjustments to reconcile net earnings to cash from operating activities:
Premiums receivable	(84,579)	(95,133)
Deferred policy acquisition costs	(20,770)	(19,006)
Residual market receivable	(29,649)	(15,152)
Due from reinsurers	(6,870)	(13,276)
Unpaid losses and loss adjustment expenses	57,911	77,622
Unearned premiums	132,695	135,579
Current income taxes	(21,881)	15,932
Deferred income taxes	1,232	(8,001)
Deferred income	1,186	(691)
Contingent commissions	(4,097)	(11,358)
Net realized investment gains	(11,857)	(60,020)
Other - net	9,567	5,688

Cash from operating activities	$111,318	$96,577

The accompanying notes are an integral part of these consolidated financial statements.

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)

1. Organization and Interim Financial Statements

      Unless otherwise stated, "we," "our" or "us" means The Commerce Group, Inc. and its subsidiaries. Our consolidated financial statements include the accounts of The Commerce Group, Inc. and its subsidiaries. The Commerce Group, Inc. is a holding company and our operations are conducted through subsidiaries, the principal ones being The Commerce Insurance Company (Commerce), Citation Insurance Company (Citation), American Commerce Insurance Company (American Commerce), and Commerce West Insurance Company (Commerce West). We have eliminated significant intercompany accounts and transactions in consolidating these financial statements. Also, we have reclassified certain amounts for 2003 to conform with 2004 presentations.

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

      Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2003.

2. Stock-Based Compensation

      Pro forma net earnings and earnings per share as if we had applied the fair value method of accounting for our stock-based compensation plans accounted for under the intrinsic value method for the three and six months ended June 30, 2004 and 2003 follow:

	Three Months		Six Months

	2004	2003	2004	2003

Net earnings as reported	$37,390	$71,473	$88,430	$84,393
Deduct: Stock-based employee compensation expense
determined under fair value method for awards
granted without expense recognition	--	451	452	903

Pro forma net earnings	$37,390	$71,022	$87,978	$83,490

Basic earnings per share:
As reported	$1.14	$2.24	$2.72	$2.64

Pro forma	$1.14	$2.22	$2.71	$2.61

Diluted earnings per share:
As reported	$1.14	$2.22	$2.70	$2.62

Pro forma	$1.14	$2.21	$2.69	$2.59

      All awards accounted for under the intrinsic value method were earned and fully vested as of the end of the first quarter of 2004; therefore, no expense would have been recognized in the second quarter under the fair value method.

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)
(Continued)

3. Comprehensive Income

Our comprehensive income for the three and six months ended June 30, 2004 and 2003 follows:

	Three Months		Six Months

	2004	2003	2004	2003

Net earnings	$37,390	$71,473	$88,430	$84,393

Other comprehensive income, net of taxes:
Change in unrealized gains (losses) (a)	(51,706)	12,782	(36,664)	17,942
Reclassification adjustment (b)	(6,599)	(9,198)	(14,240)	(10,853)

Other comprehensive income (loss)	(58,305)	3,584	(50,904)	7,089

Comprehensive income (loss)	$(20,915)	$75,057	$37,526	$91,482

___________________
a.

Unrealized gains (losses) are net of income tax expenses (benefits) of $(27,790) and $6,883 for the three months ended 2004 and 2003, respectively, and $(19,699) and $9,661 for the six months ended 2004 and 2003, respectively.

b.

Reclassification adjustments are net of income tax benefits of $(3,553) and $(4,953) for the three months ended 2004 and 2003, respectively, and $(7,668) and $(5,844) for the six months ended 2004 and 2003, respectively.

4. Earnings Per Share (EPS)

      Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding adjusted by the number of additional common shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of common shares we could have repurchased from the proceeds of the potentially dilutive shares. Our only dilutive instruments are stock options outstanding. We had 3,050,259 and 4,782,894 stock options outstanding at June 30, 2004 and 2003, respectively. Basic and diluted EPS for the three and six months ended June 30, 2004 and 2003 follow:

	Three Months		Six Months

	2004	2003	2004	2003

Net earnings for basic and diluted EPS	$37,390	$71,473	$88,430	$84,393

Common share information:
Average shares outstanding for basic EPS	32,684,245	31,930,507	32,484,585	31,986,847
Dilutive effect of stock options	221,961	226,231	207,934	200,166

Average shares outstanding for dilutive EPS	32,906,206	32,156,738	32,692,519	32,187,013

Basic EPS	$1.14	$2.24	$2.72	$2.64

Diluted EPS	$1.14	$2.22	$2.70	$2.62

      Diluted EPS excludes stock options with exercise prices greater than the average market price of our common stock during the periods, because their inclusion would be anti-dilutive. The number of anti-dilutive options was 1,575,000 and 750,000 for the three months ended June 30, 2004 and 2003, respectively, and 1,575,000 and 2,622,380 for the six months ended June 30, 2004 and 2003, respectively.

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)
(Continued)

5. Realized and Unrealized Investment Gains and Losses

Realized Investment Gains and Losses

Net realized investment gains (losses) for the three and six months ended June 30, 2004 and 2003 follow:

	Three Months		Six Months

	2004	2003	2004	2003

Other Than Temporary Impairment losses:
Fixed maturity securities	$--	$--	$(1,565)	$(8,928)
Equity securities	--	(493)	(203)	(7,021)

Total other than temporary impairment losses	--	(493)	(1,768)	(15,949)

Transaction net gains (losses):
Fixed maturity securities	(6,387)	12,652	3,270	16,025
Equity securities	3,236	20,092	12,182	22,822
Venture capital fund	(184)	(463)	1,515	(1,051)
Other investments	(8)	(60)	(196)	(50)

Transaction net gains (losses)	(3,343)	32,221	16,771	37,746

Equity in earnings (losses) of closed-end
preferred stock mutual funds	(5,259)	34,136	(3,146)	38,223

Net realized investment gains (losses)	$(8,602)	$65,864	$11,857	$60,020

Unrealized Investment Gains and Losses

The change in net unrealized gains (losses) on our fixed maturity and equity securities, excluding the impact of minority interest, from December 31, 2003 to June 30, 2004 follows:

		June 30,	Dec. 31,
		2004	2003	Change

Net unrealized gains (losses):
Fixed maturity securities		$(27,103)	$18,994	$(46,097)
Equity securities		(6,493)	25,882	(32,375)

Net unrealized gains (losses)		$(33,596)	$44,876	$(78,472)

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)
(Continued)

5. Realized and Unrealized Investment Gains and Losses (continued)

Gross unrealized losses on our equity and fixed maturity securities at June 30, 2004 by duration of unrealized loss follow:

		0 - 6	6 - 12	12 - 24	Over 24
	Total	Months	Months	Months	Months

Total equity and fixed maturity
securities:
Number of positions	319	269	25	23	2

Total fair value	$1,439,707	$1,266,250	$112,979	$59,492	$986
Total amortized cost	1,494,349	1,311,632	118,170	63,550	997

Unrealized loss	$(54,642)	$(45,382)	$(5,191)	$(4,058)	$(11)

Unrealized loss percentage to fair value	3.8%	3.6%	4.6%	6.8%	1.1%

Equity securities:
Number of positions	72	61	5	6	-

Total fair value	$307,422	$283,076	$11,076	$13,270	$-
Total cost	321,758	295,834	11,856	14,068	-

Unrealized loss	$(14,336)	$(12,758)	$(780)	$(798)	$-

Unrealized loss percentage to fair value	4.7%	4.5%	7.0%	6.0%	-

Total fixed maturity securities:
Number of positions	247	208	20	17	2

Total fair value	$1,132,285	$983,174	$101,903	$46,222	$986
Total amortized cost	1,172,591	1,015,798	106,314	49,482	997

Unrealized loss	$(40,306)	$(32,624)	$(4,411)	$(3,260)	$(11)

Unrealized loss percentage to fair value	3.6%	3.3%	4.3%	7.1%	1.1%

      Approximately $32.5 million of the $40.3 million in total unrealized losses on fixed maturity securities, including all of the fixed maturity securities in an unrealized loss position over 12 months, were from investment grade securities. We do not believe any of these fixed maturities warrant an other-than-temporary write-down as their fair values were below cost primarily due to general market conditions, not due to specific credit concerns of the obligor, and we intend to hold these securities to maturity.

      The remaining approximately $7.8 million of the $40.3 million in total unrealized losses on fixed maturity securities was from below investment grade securities. All of these below investment grade securities have been in an unrealized loss position for less than 12 months. Approximately $7.1 million of the unrealized losses on below investment grade securities were due to general market conditions and increased credit risk within the airline industry. We held various collateralized airline securities with a total amortized cost of $64.5 million at June 30, 2004. We believe these unrealized losses are temporary in nature, that the obligor will continue to meet its obligations and we intend to hold these securities to their maturity. Management will continue to monitor these holdings closely.

      We reviewed all of our security investments for other-than-temporary declines in market value. We determined that the values of these securities were temporarily impaired and no write-down was necessary.

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)
(Continued)

6. Unpaid Losses and LAE

Liabilities for unpaid losses and loss adjustment expenses at June 30, 2004 and December 31, 2003 follow:

	June 30,	Dec. 31,
	2004	2003

Net voluntary unpaid losses and LAE	$786,422	$760,156
Voluntary salvage and subrogation recoverable	(98,001)	(100,988)
Assumed unpaid loss and LAE reserves from CAR	173,845	155,874
Assumed salvage and subrogation recoverable from CAR	(22,699)	(22,699)

Total voluntary and assumed unpaid loss and LAE reserves	839,567	792,343
Adjustment for ceded unpaid loss and LAE reserves	184,697	174,010
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid losses and LAE	$1,015,264	$957,353

7. Bonds Payable

      On December 9, 2003, we issued $300 million face value of senior unsecured and unsubordinated debt (the Senior Notes) which matures December 9, 2013. The Senior Notes were issued at 99.3% to yield 6.04%, and bear a coupon interest rate of 5.95%, payable semi-annually on June 9 and December 9 beginning 2004. The fair market value of the Senior Notes at June 30, 2004 was $298.0 million.

8. Ceded Reinsurance Recoverable

      Ceded reinsurance recoverable amounts are included in unpaid losses and loss adjustment expenses and unearned premiums. At June 30, 2004 and December 31, 2003, $175,697 and $165,010 were included in unpaid losses and loss adjustment expense amounts, respectively. At June 30, 2004 and December 31, 2003, $122,598 and $113,245 were included in the unearned premium liability amounts, respectively.

9. Contingencies Related to Our Business in Massachusetts

      On January 5, 2004, the Massachusetts Attorney General (AG) filed an appeal with the Supreme Judicial Court of Massachusetts arguing that the Massachusetts Division of Insurance (DOI) "wrongly imposed a 2.5% increase" in average personal automobile premiums for 2004. According to the AG, ". . .for the second consecutive year, the DOI has, without justification, ruled in favor of an increase in auto insurance rates that will hurt Massachusetts drivers." We cannot predict whether the court will rule on the issue or if the AG's appeal will be successful in any respect, and if so, whether it will have a material impact on us.

      Member companies of Commonwealth Automobile Reinsurers (CAR) have joint and several liabilities for the obligations of CAR, the Massachusetts-mandated personal automobile reinsurance mechanism that enables us and other participating insurers to reinsure in CAR any risk. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of June 30, 2004, we were not aware of any CAR member company which has failed to meet its obligations.

      In April 2004, the Massachusetts Commissioner of Insurance issued a letter instructing CAR to develop and submit to her rules for the reform of the residual market system in order to introduce an assigned risk plan, and on June 30, 2004, CAR submitted to the Commissioner its proposed changes to the CAR Rules of Operations. The proposed changes to the residual market system are discussed in more detail elsewhere in this report. See "Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition."

      The DOI held a hearing on July 22, 2004 to afford all interested parties an opportunity to provide testimony regarding the above noted rule amendments proposed by CAR. Numerous parties, including the Massachusetts Attorney General's Office, provided testimony. The Attorney General's testimony suggested numerous changes and additions to the CAR proposal, some of which may require the development of additional or amended CAR rules. We cannot predict

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)
(Continued)

9. Contingencies Related to Our Business in Massachusetts (continued)

whether the Commissioner will approve the rules as presented by CAR. We also cannot predict whether or how the Commissioner may respond to the Attorney General's proposed changes or other testimony presented at the hearing.

      As proposed by CAR, the first phase of the residual market system reform would be effective for the period from July 1, 2004 through December 31, 2004. If the Commissioner were to adopt all of the rule amendments entirely as proposed by CAR for that phase, we estimate that we would incur additional expense for the final six months of 2004 of approximately $2.4 million before taxes, and an additional expense in 2005 of approximately $1.2 million before taxes. Our estimate is based on the limited information available to us at this time and dependent upon various assumptions, including assumptions regarding the strategy of our competitors. As a result, the actual impact that the first phase of the residual market reform may have on our operating results may differ significantly from our estimate.

      We believe it is premature to attempt to estimate the impact that the remaining phases of the proposed residual market reform may have on our operating results for 2005 and subsequent years, primarily because final rules and procedures have not yet been fully developed for the implementation of the proposed residual market system during those years and therefore we cannot reasonably predict the strategies that other companies may pursue in the proposed residual market system. We also believe that it is not appropriate to extrapolate, to 2005 or beyond, our estimate of the impact on our operating results of the 2004 phase of the transition, as the proposed rules for 2005 and subsequent years contain numerous features that differ significantly from those proposed for the 2004 phase of the transition.

      We intend to review and, if necessary, revise our business strategies in response to these initiatives as they are implemented. We cannot predict whether our efforts will be successful or whether the initiatives as implemented will affect our competitive position or financial performance other than as described above.

10. Segments

Selected segment information for the three and six months ended June 30, 2004 and 2003 follows:

		Earnings (Losses)
		Before Income Taxes	Identifiable
	Revenue	(Benefits)	Assets

Three Months Ended:
2004:
Property and casualty insurance:
Massachusetts	$370,814	$66,252	$2,995,465
Other than Massachusetts	59,910	(2,687)	310,829
Real estate and commercial lending	190	190	15,482
Corporate and other	23	(12,213)	42,745

Consolidated	$430,937	$51,542	$3,364,521

2003:
Property and casualty insurance:
Massachusetts	$385,105	$91,246	$2,402,520
Other than Massachusetts	60,685	4,685	322,978
Real estate and commercial lending	366	366	20,209
Corporate and other	--	(5,744)	15,390

Consolidated	$446,156	$90,553	$2,761,097


The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)
(Continued)

10. Segments (continued)

		Earnings (Losses)
		Before Income Taxes	Identifiable
	Revenue	(Benefits)	Assets

Six Months Ended:
2004:
Property and casualty insurance:
Massachusetts	$760,794	$134,809	$2,995,465
Other than Massachusetts	120,599	14,341	310,829
Real estate and commercial lending	400	400	15,482
Corporate and other	30	(26,216)	42,745

Consolidated	$881,823	$123,334	$3,364,521

2003:
Property and casualty insurance:
Massachusetts	$696,654	$107,767	$2,402,520
Other than Massachusetts	109,833	3,730	322,978
Real estate and commercial lending	845	845	20,209
Corporate and other	1	(4,464)	15,390

Consolidated	$807,333	$107,878	$2,761,097

11. Significant Transactions and Changes since December 31, 2003

      We record our expenses related to stock options and book value awards (BVAs) in two separate line items on our income statement - losses and loss adjustment expenses and policy acquisition costs. The stock option and BVA expenses recorded in each line item for the three and six months ended 2004 and 2003 follow:

	Three Months		Six Months

	2004	2003	2004	2003

Losses and loss adjustment expenses	$4,972	$3,774	$10,932	$2,657
Policy acquisition costs	4,237	3,229	9,255	2,268

Total stock option and BVA expenses	$9,209	$7,003	$20,187	$4,925

      The market price for our common stock and our financial results directly affect our expense related to stock options and BVAs. Our stock option expense represents options granted to both agents and employees. An increase in the market value of our stock will increase the expense we recognize for options subject to variable accounting. Similarly, an increase in our net income will increase the value of, and therefore the expense we recognize for, outstanding BVAs.

      At December 31, 2003, we had 1,812,672 employee stock options outstanding under our Incentive Compensation Plan. During the six months ended June 30, 2004, 1,390,288 of these options were exercised, leaving an outstanding balance of 422,384 at June 30, 2004 for all employee options. Only 18,442 of these options continue to be accounted for under variable accounting rules under which we recognize expense. Stock option activity accelerated in the second quarter primarily because the options granted in 2001 vested and became exercisable on April 6, 2004. In addition, 1,169,505 options under the American Commerce Agents' Plan were exercised during 2004, leaving an outstanding balance of 2,627,875 options at June 30, 2004. We issued 1,489,111 BVAs under the Incentive Compensation Plan in 2004. Our expenses related to BVAs through June 30, 2004 and 2003 were $11.0 million and $4.7 million, respectively.

Premiums Receivable

      Premiums receivable increased $84,579, or 23.4%, since December 31, 2003. The increase is primarily due to our premium growth and the timing of the payments received by December 31, 2003 for business with effective dates of 2004.

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)
(Continued)

11. Significant Changes since December 31, 2003 (continued)

Unearned Premiums

      Unearned premiums increased $132,695, or 16.4%, since December 31, 2003. This was primarily due to an increase in personal automobile written premiums coupled with the seasonality of the policy effective dates. The total amount of a policy's premium is recorded as written premium on the first day the policy is effective; however, the policy premium is earned over the ensuing year.

Paid-in Capital and Treasury Stock

      Paid-in capital increased $66,035, or 126.8%, and treasury stock increased $36,204, or 19.5%, since December 31, 2003. Both increases were the result of stock option exercises during 2004. Non-cash transactions involving the exercise of stock options by our officers and agents accounted for $54,525 of the increase in paid-in capital and all of the increase in treasury stock.

Net Accumulated Other Comprehensive Income (Loss)

      Net accumulated other comprehensive income decreased $50,904, or 175.0%, since December 31, 2003. This change is due to unrealized losses within our investment holdings at June 30, 2004, primarily due to higher long-term interest rates.

12. Subsequent Event

      On June 30, 2004, our 65% one-year quota share reinsurance program expired. This program covers all non-automobile property and liability business, except umbrella policies. This program has been extended another year, effective July 1, 2004, with the primary change in terms being an increase in the quota share rate to 70%. The new agreement is filed as Exhibit 10.33 to this Form 10-Q.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Unless otherwise stated, "we," "our" or "us" means The Commerce Group, Inc. and its subsidiaries. "Commerce" refers to The Commerce Insurance Company, "Commerce West" refers to Commerce West Insurance Company, "American Commerce" refers to American Commerce Insurance Company, "Citation" refers to Citation Insurance Company, and "AHC" refers to ACIC Holding Co., Inc. In addition, unless otherwise stated, all references to "quarters ended" are for our fiscal quarter, which ends June 30, and dollar amounts in all tables are in thousands, except per share data.

Business Overview

      The following discussion and analysis should be read in conjunction with our consolidated financial statements in this Form 10-Q and with our Management's Discussion and Analysis of Results of Operations and Financial Condition in our Form 10-K for the year ended December 31, 2003.

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

      Our ability to capitalize on our business strengths and implement our strategies is subject to particular risks. For example, because we are primarily a personal automobile insurance carrier, adverse developments in this industry could negatively affect us more than insurers that are more diversified across multiple business lines. Additionally, the concentration of our business in Massachusetts makes us more susceptible to any adverse development in the prevailing legislative, regulatory, economic, demographic, competitive and other conditions, including weather-related events, and adverse judicial decisions in Massachusetts, and could make it more costly or difficult for us to conduct our business. Our affinity group marketing programs provide members of participating groups and associates with a convenient means of purchasing discounted private passenger automobile insurance. We would lose a significant avenue for offering our existing affinity group discounts and our sales of personal automobile insurance products in Massachusetts would likely decline, if our affinity relationship with the AAA Clubs of Massachusetts was substantially changed or terminated and we are unable to devise and implement effective mitigation measures. The AAA arrangements have rolling three-year terms, and a AAA Club may terminate upon a minimum of two years' written notice. If American Commerce's relationship with one or more large AAA clubs terminates, then American Commerce would lose a substantial portion of its business, which could have a material adverse effect on our business and results of operations.

      On January 5, 2004, the Massachusetts Attorney General (AG) filed an appeal with the Supreme Judicial Court of Massachusetts arguing that the Massachusetts Division of Insurance (DOI) "wrongly imposed a 2.5% increase" in average personal automobile premiums for 2004. According to the AG, ". . .for the second consecutive year, the DOI has, without justification, ruled in favor of an increase in auto insurance rates that will hurt Massachusetts drivers." We cannot predict whether the court will rule on the issue or if the AG's appeal will be successful in any respect, and if so, whether it will have a material impact on us.

Commonwealth Automobile Reinsurers

      A significant aspect of our automobile insurance business relates to our interaction with Commonwealth Automobile Reinsurers (CAR). CAR is a reinsurance mechanism mandated in Massachusetts, which enables us and the other participating insurers to reinsure any automobile risk that an insurer perceives to be under-priced. Since its inception, CAR has annually generated significant underwriting losses, primarily in the personal automobile pool. All companies writing automobile insurance in Massachusetts share in the underwriting results of CAR business for their respective product line or lines.

      An insurer's proportionate share of the CAR deficit is allocated based on a formula called a participation ratio. Under current regulations, an insurer's share of the CAR deficit is first based on its market share for retained automobile risks for the particular pool. An insurer's share is then adjusted by a utilization formula, such that, in general, its participation ratio is adversely affected if its relative use of CAR reinsurance exceeds that of the Massachusetts industry, and its participation ratio is favorably affected if its relative use of CAR reinsurance is less than that of the Massachusetts industry. The current formula also contains a provision whereby certain high risk or under-priced business, if reinsured through CAR, is excluded in determining an insurer's participation ratio. Finally, for the personal automobile CAR pool, an insurer's participation ratio may be affected by credits received for not reinsuring through CAR, automobile risks in selected under-priced classes


and territories. An insurer's participation ratio will be favorably affected if its relative use of credits exceeds that of the Massachusetts industry. Credit values are set annually by CAR. For our June 30, 2004 results, our private passenger participation ratio in the estimated CAR deficit for the policy year 2004 CAR deficit was 24.0%. Our Massachusetts market share was 28.6% as of May 2004, based on the most recently available data.

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of June 30, 2004, we were not aware of any CAR member company who has failed to meet its obligations.

      In April 2004, the Massachusetts Commissioner of Insurance issued a letter instructing CAR to develop and submit to her rules for the reform of the residual market system. Under the current residual market system in Massachusetts, an insurer must write a policy for practically all drivers who seek one, but an insurer can choose to retain that risk in its underwriting results or cede the financial risk to CAR, with the losses suffered by CAR being shared among all insurers based upon the participation ratio as described above. In addition, the system in Massachusetts today involves the random, involuntary assignment to insurers of agents who are unable to obtain voluntary contractual relationships with any insurer. An involuntarily placed agent generally is referred to as exclusive representative producer (ERP). The Commissioner's April 2004 letter directed CAR to develop a so-called assigned risk plan, which is a residual market system that allows insurers to refuse to write a policy of insurance for a driver. Under the assigned risk plan system, if an insurer declines to write insurance voluntarily for a driver, the driver is randomly and involuntarily assigned to an insurer, which then is required to write a policy for that driver and retain that risk in its underwriting results. We filed a copy of the Commissioner's 2004 letter to CAR as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2004.

      On June 29, 2004, CAR approved proposed changes to the CAR Rules of Operations. The proposed changes, entitled CAR Bulletin # 782 - Proposed Changes to Rules of Operation, dated June 30, 2004, were submitted to the Commissioner and can be found on CAR's website at the following internet address: www.commauto.com/bulletins/bulletins/2004/bulletin_782.pdf. The proposed rule changes would provide for the transition from the current residual market system to the proposed assigned risk plan. The assigned risk plan as proposed by CAR would be implemented for certain risks in 2006, with full implementation occurring in 2008. The first phase of the proposed transition would, for policies effective during the period from July 1, 2004 through December 31, 2004, involve separating a group of so-called high loss ratio ERPs, allowing insurers to cede the business written by that group of ERPs without additional impact to the insurer's participation ratio, and apportioning the underwriting results of this group based on the participation ratio methodology currently in existence.

Subsequent phases of the proposed transition, to be effective beginning in 2005 and through 2007 would involve, among other changes:

(1)

requiring that companies with 2003 market shares of 7% or more, which would include Commerce, service the business written by high loss ratio ERPs in exchange for a fee and an opportunity to earn bonuses for improvements in that ERP's loss ratio;

(2)	apportioning the underwriting results of all ERP business written through CAR based on a company's previous year's voluntary market share;

(3)	allowing insurers and ERPs to enter into voluntary contracts for a portion of the risks written by that agency, with the remainder placed with the ERP's previously assigned servicing carrier; and,

(4)	a gradual movement of business into the assigned risk plan.

      The Massachusetts Division of Insurance (DOI) held a hearing on July 22, 2004 to afford all interested parties an opportunity to provide testimony regarding the above noted rule amendments proposed by CAR. We and numerous other parties, including other insurers, agents, consumer advocates and the Massachusetts Attorney General's Office, provided testimony. In our testimony, we advocated that the Commissioner reject the proposed rules, arguing that the rules were not consistent with Massachusetts law and raised various public policy concerns. The Attorney General's testimony suggested numerous changes and additions to the CAR proposal, some of which may require the development of additional or amended CAR rules. A copy of the Attorney General's testimony is attached as Exhibit 99 to this report. We cannot predict whether the Commissioner will approve the rules as presented by CAR. We also cannot predict whether or how the Commissioner may respond to the Attorney General's proposed changes or other testimony presented at the hearing.

      As proposed by CAR, the first phase of the residual market system reform - dealing with the ceding and allocation of so-called high loss ratio ERP business - would be effective for the period from July 1, 2004 through December 31, 2004. If the Commissioner were to adopt all of the rule amendments entirely as proposed by CAR for that phase, we estimate that


we would incur additional expense for the final six months of 2004 of approximately $2.4 million before taxes, and an additional expense in 2005 of approximately $1.2 million before taxes. Our estimate is based on the limited information available to us at this time and dependent upon various assumptions, including assumptions regarding the strategy of our competitors. As a result, the actual impact that the first phase of the residual market reform may have on our operating results may differ significantly from our estimate.

      We believe it is premature to attempt to estimate the impact that the remaining phases of the proposed residual market reform may have on our operating results for 2005 and subsequent years, primarily because final rules and procedures have not yet been fully developed for the implementation of the proposed residual market system during those years and therefore we cannot reasonably predict the strategies that other companies may pursue in the proposed residual market system. We also believe that it is not appropriate to extrapolate, to 2005 or beyond, our estimate of the impact on our operating results of the 2004 phase of the transition, as the proposed rules for 2005 and subsequent years contain numerous features that differ significantly from those proposed for the 2004 phase of the transition.

      We intend to review and, if necessary, revise our business strategies in response to these initiatives as they are implemented. We cannot predict whether our efforts will be successful or whether the initiatives as implemented will affect our competitive position or financial performance other than as described above.

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

Measurement of Results

      We evaluate our operations by monitoring key measures of growth and profitability. We measure our growth by examining our direct premiums written as well as increases in exposures and policies. We generally measure our operating results in accordance with accounting principles generally accepted in the United States of America (GAAP) by examining our net earnings, return on equity (ROE), and our loss and LAE, underwriting expense and combined ratios on a consolidated basis. Our key measures include:

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

*

Loss and LAE Ratio. The loss and LAE ratio is the percentage of losses and loss adjustment expenses incurred to earned premiums. We calculate this ratio net of our reinsurance recoveries. We use this ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing.

*

Underwriting Expense Ratio. The underwriting expense ratio is the percentage of underwriting expenses to net premiums written. Underwriting expenses are the aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations. In addition, underwriting expenses are grossed-up for any change in deferred acquisition costs.

*

Combined Ratio. The combined ratio is the sum of the loss and LAE ratio and the underwriting expense ratio and measures a company's overall underwriting profit. If the combined ratio is at or above 100%, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient. We use the combined ratio in evaluating our overall underwriting profitability and for comparing our profitability to our competitors' profitability.

Periods Ended June 30, 2004 and 2003 Results of Operations

Consolidated Results

      Our consolidated quarterly net earnings and ROE decreased significantly compared to the quarter ended 2003. Our decrease in quarterly net earnings of $34.1 million resulted in a decrease in ROE from 9.1% for the 2003 quarter to 3.8% in the current quarter. The decrease in net earnings is primarily due to a $74.5 million negative change in net realized investment gains from the 2003 quarter, partially offset by a $54.2 million increase in earned premiums and an improvement in our loss and LAE ratio.

      Our consolidated year-to-date net earnings increase of $4.0 million over 2003 resulted in a year-to-date decrease in ROE from 10.7% in 2003 to 9.7% in 2004, a much smaller decline in ROE than on a quarterly basis. The year-to-date increase in net earnings over 2003 was largely driven by an increase in earned premiums of $111.8 million and an improvement in our loss and LAE ratio.

      Our second quarter GAAP consolidated combined ratio was 91.7%, compared to 100.5% for 2003. This decrease was the result of decreases in the loss and LAE ratio and the underwriting expense ratio. Our loss and LAE ratio for the second quarter decreased to 68.4% from 76.9% in 2003. This improvement was primarily the result of a current year increase in average earned premium revenue per automobile and a decline in claim frequency for personal automobile physical damage. Our underwriting expense ratio decreased to 23.3% in the current period, as compared to 23.6% for 2003. This improvement was primarily the net result of lower commission rates mandated for 2004 policy year Massachusetts personal automobile policies, partially offset by higher accrued contingent commissions. The quarterly underwriting expense ratios represent policy acquisition costs grossed-up for the increase in deferred acquisition costs of $5.8 million for 2004 and $4.7 million for 2003, the result of which is divided by net premiums written.

      Our GAAP consolidated combined ratio for the six month period was 92.7%, compared to 100.5% for 2003. This decrease was the result of a decrease in our loss and LAE ratio, partially offset by an increase in our underwriting expense

ratio. Our loss and LAE ratio for the first six months of 2004 decreased to 69.8% from 79.0% during the same period in 2003. The improvement was the result of several factors, including:

*	an increase in average earned premium revenue per automobile;
*	a decline in the current year personal automobile physical damage claim frequency due to more favorable weather conditions; and
*	a decrease in the overall CAR deficit.

Our underwriting expense ratio for the first six months of 2004 increased to 22.9% from 21.5% during the same period in 2003. This increase was primarily a net result of higher accrued contingent commissions offset by lower commission rates mandated for 2004 policy year Massachusetts personal automobile policies. The year-to-date underwriting expense ratios represent policy acquisition costs grossed-up for the increase in deferred acquisition costs of $20.8 million for 2004 and $19.0 million for 2003, the result of which is divided by net premiums written.

      The market price for our common stock and our financial results directly affect our expense related to stock options and book value awards (BVAs). Our stock option expense represents options granted to both agents and employees. An increase in the market value of our stock will increase the expense we recognize for options subject to variable accounting. Similarly, an increase in our net income will increase the value of, and therefore the expense we recognize for, outstanding BVAs. We record these expenses in two separate line items on our income statement - losses and loss adjustment expenses and policy acquisition costs. The stock option and BVA expenses recorded in each line item for the three and six months ended 2004 and 2003 follow:

	Three Months		Six Months

	2004	2003	2004	2003

Losses and loss adjustment expenses	$4,972	$3,774	$10,932	$2,657
Policy acquisition costs	4,237	3,229	9,255	2,268

Total stock option and BVA expenses	$9,209	$7,003	$20,187	$4,925

Net Investment Income

Our investment portfolio and yields on those investments affect net investment income. The composition of our investment portfolio, at cost, at June 30, 2004 and 2003 follows:

		% of		% of
	2004	Total	2003	Total

Fixed maturities(a)	$1,621,137	70.8%	$898,972	51.8%
Preferred stocks	384,902	16.8	329,748	19.0
Common stocks	97,307	4.3	58,762	3.4
Preferred stock mutual funds	51,316	2.2	244,799	14.1
Mortgages and collateral notes	15,157	0.7	19,522	1.1
Cash and cash equivalents	73,794	3.2	142,755	8.3
Other investments	44,503	2.0	40,093	2.3

Total investments	$2,288,116	100.0%	$1,734,651	100.0%

___________________
(a)	Fixed maturities include GNMA & FNMA mortgage-backed bonds, corporate bonds, U.S. Treasury bonds and notes and tax-exempt state and municipal bonds.

Key measures of net investment income for the quarters ended 2004 and 2003 follow:

	2004	2003	Change

Average month-end investments (at cost)	$2,263,706	$1,665,040	$598,666
Net investment income, before tax	27,894	23,392	4,502
Net investment income, after tax	21,991	18,403	3,588
Annualized net investment income as a percentage
of average net investments (at cost), before tax	4.9%	5.6%	(12.5)%
Annualized net investment income as a percentage of average
net investments (at cost), after tax	3.9%	4.4%	(11.4)%

Key measures of net investment income for the six months ended June 30, 2004 and 2003 follow:

	2004	2003	Change

Average month-end investments (at cost)	$2,236,460	$1,653,489	$582,971
Net investment income, before tax	55,709	45,812	9,897
Net investment income, after tax	44,002	36,706	7,296
Annualized net investment income as a percentage of average
net investments (at cost), before tax	5.0%	5.5%	(9.1)%
Annualized net investment income as a percentage of average
net investments (at cost), after tax	3.9%	4.4%	(11.4)%

      The increases in our net investment income were primarily due to increased invested assets partially offset by lower yields in all investment types, particularly corporate bonds and preferred stock. The increase in invested assets is primarily attributable to proceeds from the issuance of our senior notes and operating cash flows. The decrease in yields is primarily due to the sale of higher yielding investment securities. Pre-tax and after-tax yields remain consistent with the yields in the first quarter.

Realized Investment Gains and Losses

Net realized investment gains (losses) for the quarters ended 2004 and 2003 follow:

	2004	2003	Change

Other Than Temporary Impairment losses:
Equity securities	$--	$(493)	$493

Transaction net gains (losses):
Fixed maturity securities	(6,387)	12,652	(19,039)
Equity securities	3,236	20,092	(16,856)
Venture capital fund	(184)	(463)	279
Other investments	(8)	(60)	52

Transaction net gains (losses)	(3,343)	32,221	(35,564)

Equity in earnings (losses) of closed-end preferred stock
mutual funds	(5,259)	34,136	(39,395)

Net realized investment gains (losses) included in net earnings	$(8,602)	$65,864	$(74,466)

      Approximately half of our quarterly change and most of our year-to-date change in realized gains (losses) is from a reduction in equity in earnings of closed-end preferred stock mutual funds. At June 30, 2003, we had seven funds subject to the equity method of accounting with a total cost basis of $244,799. Due to sales of these funds since then, at June 30, 2004, we had one fund subject to the equity method of accounting with a cost basis of $51,316, or 79% less than the balance at June 30, 2003. This fund has significant holdings in preferred stocks with long durations, the values of which closely follow bond interest rates. The quarterly and year-to-date equity in losses are primarily due to higher long-term interest rates. Equity in gains in these funds in 2003 were much higher due to lower interest rates and more invested assets.

      The decrease in transaction net realized gains from fixed maturity and equity securities in the quarter and six months ended 2004 is primarily due to the significant rise in interest rates during 2004 which caused a decline in the market value of most of our fixed income investments. We realized losses as we sold these securities for strategic asset allocation reasons, primarily during the second quarter. The realized losses were generally not due to specific security events within our portfolio.

Net realized investment gains (losses) for the six months ended June 30, 2004 and 2003 follow:

	2004	2003	Change

Other Than Temporary Impairment losses:
Fixed maturity securities	$(1,565)	$(8,928)	$7,363
Equity securities	(203)	(7,021)	6,818

Total other than temporary impairment losses	(1,768)	(15,949)	14,181

Transaction net gains (losses):
Fixed maturity securities	3,271	16,025	(12,754)
Equity securities	12,182	21,298	(9,116)
Venture capital fund	1,515	(1,051)	2,566
Other investments	(197)	(50)	(147)

Transaction net gains	16,771	36,222	(19,451)

Equity in earnings (losses) of closed-end preferred stock
mutual funds	(3,146)	39,747	(42,893)

Net realized investment gains included in net earnings	$11,857	$60,020	$(48,163)

      Partially offsetting the year-to-date decrease in equity in earnings of closed-end preferred stock mutual funds was the decrease in other-than-temporary impairment losses in 2004. We attribute this to an improved credit environment. In addition, we realized a significant amount of gains from investment transactions primarily in the first quarter of 2004. During the first quarter, we sold securities at a gain primarily because we believed that interest rates had once again fallen to levels that were not sustainable over the long term. Most of the sales occurred in long-duration municipal bonds and preferred stocks. We will continue to reduce or increase the duration of our investment portfolio when we believe market conditions are appropriate for such action within our overall investment philosophy.

      We reviewed all of our security investments for other-than-temporary declines in market value. In particular, we scrutinized, in accordance with our related accounting policy, our temporarily impaired securities - those securities with market values at June 30, 2004 that were less than the amount we paid. We determined that the values of these securities were temporarily impaired and no write-down was necessary.

Policy Acquisition Costs

      Our consolidated policy acquisition costs increased 13.8% for the quarter and 22.2% for the comparable six month periods. These increases are primarily related to our premium growth. In addition, increases in stock option and BVA expenses in the 2004 periods have similarly affected policy acquisition costs.

Interest Expense & Amortization of Bond Fees

Interest expense and amortization of bond fees are from our senior notes which we issued in 2003 after the second quarter.

Income Taxes

      Our overall effective tax rate for the quarter ended 2004 was 27.4% and 21.0% for the quarter ended 2003. For the six month periods, the effective rate was 28.2% for 2004 and 21.8% for 2003. Our effective tax rate increased in 2004 due to improved underwriting results (as evidenced by our combined ratio), the impact of the reversal of our tax valuation allowance in 2003, and our realized investment gains and losses. In all periods, our effective rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest and the corporate dividends received deduction. The federal income tax expense (benefit) for the three and six months ended 2004 and 2003 follows:

	Three Months		Six Months

	2004	2003	2004	2003

Current	$19,927	$27,078	$33,162	$31,631
Deferred	(5,775)	(7,998)	1,742	(8,146)

	$14,152	$19,080	$34,904	$23,485

Segment Premium Results

      We evaluate our performance and allocate resources based primarily on our property and casualty insurance segments, which represent nearly all of our total revenues. Direct premiums written and earned for the quarters ended 2004 and 2003 follow:

				%
	2004	2003	$ Change	Change

Massachusetts Direct Premiums Written:
Personal automobile	$337,177	$298,489	$38,688	13.0%
Commercial automobile	25,255	22,203	3,052	13.7%
Homeowners	30,985	26,441	4,544	17.2%
Other lines	10,989	9,616	1,373	14.3%

Massachusetts Direct Premiums Written	404,406	356,749	47,657	13.4%

Other Than Massachusetts Direct Premiums Written:
Personal automobile	48,905	46,942	1,963	4.2%
Commercial automobile	2,545	2,164	381	17.6%
Homeowners	11,816	9,684	2,132	22.0%
Other lines	314	248	66	26.6%

Other Than Massachusetts Direct Premiums Written	63,580	59,038	4,542	7.7%

Total Direct Premiums Written	$467,986	$415,787	$52,199	12.6%

Massachusetts Direct Earned Premiums:
Personal automobile	$308,054	$269,950	$38,104	14.1%
Commercial automobile	23,123	20,022	3,101	15.5%
Homeowners	26,799	22,124	4,675	21.1%
Other lines	9,302	7,654	1,648	21.5%

Massachusetts Direct Earned Premiums	367,278	319,750	47,528	14.9%

Other Than Massachusetts Direct Earned Premiums:
Personal automobile	50,136	45,762	4,374	9.6%
Commercial automobile	2,082	1,729	353	20.4%
Homeowners	9,607	7,642	1,965	25.7%
Other lines	272	219	53	24.2%

Other Than Massachusetts Direct Earned Premiums	62,097	55,352	6,745	12.2%

Total Direct Earned Premiums	$429,375	$375,102	$54,273	14.5%

Direct premiums written and earned for the six months ended 2004 and 2003 follow:

				%
	2004	2003	$ Change	Change

Massachusetts Direct Premiums Written:
Personal automobile	$714,221	$639,819	$74,402	11.6%
Commercial automobile	52,237	46,945	5,292	11.3%
Homeowners	52,918	44,787	8,131	18.2%
Other lines	20,057	17,139	2,918	17.0%

Massachusetts Direct Premiums Written	839,433	748,690	90,743	12.1%

Other Than Massachusetts Direct Premiums Written:
Personal automobile	101,093	94,411	6,682	7.1%
Commercial automobile	4,706	4,149	557	13.4%
Homeowners	20,792	16,876	3,916	23.2%
Other lines	549	455	94	20.7%

Other Than Massachusetts Direct Premiums Written	127,140	115,891	11,249	9.7%

Total Direct Premiums Written	$966,573	$864,581	$101,992	11.8%

Massachusetts Direct Earned Premiums:
Personal automobile	$608,203	$531,271	$76,932	14.5%
Commercial automobile	45,668	39,244	6,424	16.4%
Homeowners	52,841	43,531	9,310	21.4%
Other lines	18,343	14,810	3,533	23.9%

Massachusetts Direct Earned Premiums	725,055	628,856	96,199	15.3%

Other Than Massachusetts Direct Earned Premiums:
Personal automobile	100,044	88,613	11,431	12.9%
Commercial automobile	4,055	3,185	870	27.3%
Homeowners	18,777	14,721	4,056	27.6%
Other lines	512	416	96	23.1%

Other Than Massachusetts Direct Earned Premiums	123,388	106,935	16,453	15.4%

Total Direct Earned Premiums	$848,443	$735,791	$112,652	15.3%

Massachusetts Segment

      We experienced growth in direct premiums written in all of our insurance categories in Massachusetts, with growth in personal automobile accounting for approximately 80% of the quarterly and year-to-date increases in Massachusetts. Personal automobile business growth was a result of a 6.5% increase in average written premium per written exposure coupled with a 4.7% increase in the number of exposures written for the six months ended 2004. Our year-to-date homeowners growth was from a 12.3% increase in average premium per policy coupled with a 4.0% increase in the number of policies. Our year-to-date commercial automobile growth was from a 5.1% increase in average premium per policy coupled with a 5.9% increase in the number of policies. Growth in these lines of business came primarily from our agents who had been with our agency force since the second quarter of 2003.

Other Than Massachusetts Segment

      Personal automobile and homeowners growth accounted for approximately 90% of the quarterly and year-to-date increases in direct premiums written in states other than Massachusetts. The increase in personal automobile and homeowners business was primarily due to additional rate per policy coupled with a slight year-to-date increase in policy count, as we are seeing an increase in competition especially in the Western states for AAA business.

Financial Condition

      The market and equity value of our total investments decreased 6.0% during the quarter primarily from unrealized losses at June 30, 2004 due to the impact of an increase in interest rates on our portfolio during the quarter. Since the beginning of this year, the market and equity value of our total investments increased 1.3% due to our investing cash from operating and investing activities, partially offset by unrealized losses. Our ratio of total liabilities to stockholders' equity increased slightly at June 30, 2004 from December 31, 2003. This increase primarily resulted from increases in both unearned premiums and unpaid losses and loss adjustment expenses. The increase in unearned premiums was primarily from increased personal automobile direct premiums written coupled with the seasonality of the policy effective dates. The total amount of a policy's premium is recorded as written premium on the first day the policy is effective; however, the policy premium is earned over the ensuing year. There have been no material changes in our contractual obligations and commercial commitments which we reported in our annual report on Form 10-K for the year ended December 31, 2003.

      Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. Our twelve-month rolling net premiums written to statutory surplus ratio was 1.46 to 1.00 for the period ended June 30, 2004 and 2.09 to 1.00 for the period ended June 30, 2003.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of June 30, 2004 by maturity follow:

		Payments Due by Fiscal Period

Contractual Obligations	Total	2004	2005-06	2007-08	Thereafter

Bond indebtedness principal	$300,000	$--	$--	$--	$300,000
Bond indebtedness interest	169,575	8,925	35,700	35,700	89,250
Unpaid losses and LAE (a)	1,015,264

Total contractual obligations	1,484,839

		Commitment Expiration

Commercial Commitments	Total	2004	2005-06	2007-08	Thereafter

Venture capital partnerships	$12,467	$--	$945	$--	$11,522

___________________
(a)

The liability for unpaid losses and LAE represents the accumulation of individual case estimates for reported losses, adjustments to this amount on a line of business basis and estimates for incurred but not reported losses and LAE, net of salvage and subrogation recoverable. The liability is intended to cover the ultimate net cost of all losses and LAE incurred through the balance sheet date. We do not know, nor can we reasonably estimate, when these estimated obligations will be paid.


      We have commitments in two venture capital fund investments. These investments are made in limited partnerships and our exposure to loss is limited to our actual investment. One limited partnership investment required a commitment by us to invest up to $50.0 million into the partnership. As of June 30, 2004, we have invested $38.5 million into the partnership. The partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity, equity-related and other securities issued in expansion financing, start-ups, buy-outs and recapitalization transactions relating to companies in the areas of insurance, financial services, e-commerce, healthcare, and related businesses, including, without limitation, service and technology enterprises supporting such businesses.

      The other limited partnership interest required a commitment by us to invest up to $3.5 million into the partnership. As of June 30, 2004, we have invested $2.6 million into the partnership. The partnership was formed to operate as an investment fund principally for the purpose of making investments in equity and equity related securities of companies operating in the area of insurance distribution and distribution related activities.

Liquidity

Our cash flows for the six months ended June 30, 2004 and 2003 follow:

	2004	2003	Change

Cash from (for):
Operating activities	$111,318	$96,577	$14,741
Investing activities	(243,146)	(134,529)	(108,617)
Financing activities	(9,919)	(25,608)	15,689

      Operating Activities. Premiums collected less losses and acquisition costs paid increased $53.0 million in 2004 from 2003. Premiums collected outpaced the increases in losses and LAE paid and policy acquisition costs paid. This occurs when we have significant increases in business, as claims paid tend to lag behind premiums collected. In addition, contributing to the increase was the decline in claim frequency in 2004 relative to the first six months of 2003. The increase in cash from operating activities was partially offset by $8.9 million of interest paid on our senior notes.

      Investing Activities. Investment purchases less investment sales, repayments and maturities, or net investment purchase activity, increased $105.1 million in 2004 from 2003. This increase in net investment purchase activity came from cash from operating activities. The purchase of additional securities with longer maturity dates and slower anticipated paydowns on securities as a result of increased interest rates during 2004 caused our portfolio duration to increase from 5.6 years at December 31, 2003 to 5.8 years at June 30, 2004.

Financing Activities. Cash for financing activities was primarily for dividends paid to stockholders, partially offset by cash received in conjunction with the exercise of stock options.

Investment Strategy and Interest Rate Risk

      Our investment strategy emphasizes after-tax investment yield while maintaining overall investment quality. The primary focus of our investment objectives continues to be maximizing after-tax investment income through investing primarily in high-quality diversified fixed income investments structured to maximize after-tax investment income while minimizing risk. We generally invest in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. When the appropriate opportunity arises, we will recognize investment gains to increase after-tax total return. We held no derivatives, emerging market securities or hedge funds at June 30, 2004 and December 31, 2003.

Interest Rate Sensitivity

      Our investments include positions in fixed maturity, equity, short-term and cash equivalents markets. Therefore, we are exposed to the impacts of interest rate changes in the market value of investments. We estimated our exposure to interest rate changes and equity price risk at June 30, 2004 using sensitivity analysis. The interest rate impact is the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks.

      Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. The following table summarizes our interest rate risk, based on the results of the sensitivity analysis at June 30, 2004.

	Estimated Market		Hypothetical
	Value of Fixed	Estimated	Percentage
	Income and	Increase	Increase (Decrease) in
	Preferred Stock	(Decrease) in	Stockholders'
Hypothetical Change in Interest Rates	Investments	Market Value	Equity (1)

200 basis point increase	$1,785,620	$(189,198)	(12.8)%
No change	1,974,818	--	--
200 basis point decrease	2,154,422	179,604	12.2%
___________________
(1)			Net of income taxes at an assumed rate of 35%.

      The rise in U.S. interest rates during 2004 was the primary reason why our net unrealized gains of $44.9 million at December 31, 2003 were reduced to net unrealized losses of $33.6 million at June 30, 2004. While the equity markets were relatively unchanged during the period, a large part of the increase in our unrealized losses in our equity securities was due to our holdings in several preferred stock mutual funds which had large holdings in fixed income products.

Forward-Looking Statements

      This quarterly report may contain statements that are not historical fact and constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipates," "estimates," "plans," "projects," "continuing," "ongoing," "expects," "may," "should," "management believes," "we believe," "we intend," and similar words or phrases. These statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. All forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this quarterly report and in our recently filed quarterly and annual reports on Forms 10-Q and 10-K, and other documents filed with the SEC, including our most recent registration statement on Form S-3. Among the key factors that could cause actual results to differ materially from forward-looking statements are the following:

*	the possibility of severe weather and adverse catastrophic experiences;

*	adverse trends in claim severity or frequency;

*	adverse state and federal regulations and legislation;

*	adverse judicial decisions;

*	adverse changes to the laws, regulations and rules governing the residual market system in Massachusetts;

*	interest rate risk;

*	rate making decisions for private passenger automobile policies in Massachusetts;

*	potential rate filings;

*	heightened competition;

*	concentration of business within Massachusetts;

*	market disruption in Massachusetts, if competitors exited the market or become insolvent;

*	dependence on our executive officers; and,

*	the economic, market or regulatory conditions and risks associated with entry into new markets and diversification.


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

Changes in internal controls

      There has been no change in our internal control over financial reporting that has occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds

      During the three months ended June 30, 2004, we acquired shares of our common stock through private transactions which involved the exercise of stock options by our officers. Instead of paying us cash to exercise their stock options, the officers tendered their shares of common stock in our company. The average price paid per share is the value we determined for the shares we acquired, which represents a five-day average of our common stock's daily high and low trading prices. A summary of these transactions follows:

2004 Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
April	--	--	--	858,300
May	--	--	--	858,300
June	493,361	$ 45.95	--	858,300

Item 4. Submission of Matters to a Vote of Security Holders

      On May 21, 2004, at our Annual Meeting of the stockholders, the number of directors was fixed at 17 and the slate of directors, as presented in the Annual Proxy, was approved. The votes as tabulated by EquiServe Trust Company follow:

		Total Vote
	Total Vote for	Withheld from
	Each Director	Each Director

Randall V. Becker	27,915,566	1,183,455
Joseph A. Borski, Jr.	27,488,565	1,610,456
Eric G. Butler	28,004,215	1,094,806
Henry J. Camosse	28,043,582	1,055,439
Gerald Fels	27,905,807	1,193,214
David R. Grenon	28,033,326	1,065,695
Robert W. Harris	28,041,664	1,057,357
Robert S. Howland	28,041,531	1,057,490
John J. Kunkel	28,043,415	1,055,606
Raymond J. Lauring	28,002,164	1,096,857
Normand R. Marois	27,597,884	1,501,137
Suryakant M. Patel	28,034,421	1,064,600
Arthur J. Remillard, Jr.	28,004,007	1,095,014
Arthur J. Remillard, III	27,994,848	1,104,173
Regan P. Remillard	27,990,289	1,108,732
Gurbachan Singh	27,579,966	1,519,055
John W. Spillane	28,005,117	1,093,904

Item 6. Exhibits and Reports on Form 8-K

Exhibits:
10.32	2004 Book Value Award Agreement

10.33	Combined Property and Liability Quota Share Reinsurance Agreement

31.1	CEO Certification Statements Under Section 302 of The Sarbanes-Oxley Act of 2002

31.2	CFO Certification Statements Under Section 302 of The Sarbanes-Oxley Act of 2002

32.1	CEO Certification Statements Under Section 906 of The Sarbanes-Oxley Act of 2002

32.2	CFO Certification Statements Under Section 906 of The Sarbanes-Oxley Act of 2002

99	Massachusetts Attorney General's statement to Massachusetts Division of Insurance regarding proposed revisions to Commonwealth Automobile Reinsurers rules of operation

Report on Form 8-K:

On April 27, 2004, we furnished a Form 8-K for Items 9 and 12. This Form 8-K reported our results for the quarter ended March 31, 2004.


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

The COMMERCE GROUP, INC.

/s/ Randall V. Becker

Randall V. Becker
Treasurer and Chief Accounting Officer

Dated this 5th day of August, 2004.
