Form 10-Q
period 2004-09-30
COMMERCE GROUP INC /MA
filed 2004-11-09
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

As of September 30, 2004, the number of shares outstanding of the Registrant's common stock (excluding Treasury Shares) was 33,159,981.

The Commerce Group, Inc.

Table of Contents

Part I - Financial Information

Page No.

Item 1.	Financial Statements

Consolidated Balance Sheet at September 30, 2004 (Unaudited) and December 31, 2003		3
Consolidated Statement of Earnings and Comprehensive Income for the Three and Nine
Months Ended September 30, 2004 and 2003 (Unaudited)		4
Consolidated Statement of Cash Flows and Reconciliation of Net Earnings to Cash from
Operating Activities for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)		5

Notes to Unaudited Consolidated Financial Statements		6

Item 2.	Management's Discussion and Analysis of Results of Operations and
	Financial Condition

Business Overview		13
Results of Operations		16
Financial Condition		21
Forward-Looking Statements		23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

Part II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	25

Signature		26

Part I - Financial Information

Item 1. Financial Statements

The Commerce Group, Inc. and Subsidiaries
Consolidated Balance Sheet
September 30, 2004 and December 31, 2003
(Thousands of Dollars)

	2004	2003
	(Unaudited)
ASSETS
Investments
Fixed maturities, at market (amortized cost: $1,657,960 and $1,478,737)	$1,672,827	$1,497,731
Preferred stocks, at market (cost: $420,315 and $283,423)	421,373	298,721
Common stocks, at market (cost: $94,403 and $95,412)	96,725	105,523
Preferred stock mutual funds, at equity (cost: $52,479 and $50,795)	56,051	54,274
Mortgage loans on real estate and collateral notes receivable (less allowance
or possible loan losses of $368 and $379)	14,390	16,395
Cash and cash equivalents	107,224	215,541
Other investments, at market (cost: $47,627 and $38,826)	35,791	22,914

Total investments	2,404,381	2,211,099
Accrued investment income	19,511	19,308
Premiums receivable (less allowance for doubtful receivables of $2,254)	458,605	361,839
Deferred policy acquisition costs	175,555	153,605
Property and equipment, net of accumulated depreciation	51,529	52,997
Residual market receivable	214,069	192,743
Due from reinsurers	135,687	117,786
Deferred income taxes	43,876	33,240
Receivable for investments sold	521	6,972
Other assets	18,757	14,642

Total assets	$3,522,491	$3,164,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,012,871	$957,353
Unearned premiums	958,979	810,462
Bonds payable ($300,000 face less discount)	298,135	297,984
Current income taxes	1,031	15,091
Deferred income	10,537	7,946
Accrued agents' profit sharing	77,264	37,887
Payable for investments purchased	221	13,610
Other liabilities and accrued expenses	113,169	107,297

Total liabilities	2,472,207	2,247,630

Minority interest	4,872	4,390

Stockholders' equity:
Preferred stock, authorized 5,000,000 shares at $1.00 par value	--	--
Common stock, authorized 100,000,000 shares at $.50 par value; 40,516,971
and 38,629,664 shares issued	20,258	19,315
Paid-in capital	127,159	52,090
Net accumulated other comprehensive income, net of income taxes
of $6,349 and $15,664	11,788	29,083
Retained earnings	1,108,298	997,610

Total stockholders' equity before treasury stock	1,267,503	1,098,098
Treasury stock, 7,356,990 and 6,568,964 shares, at cost	(222,091)	(185,887)

Total stockholders' equity	1,045,412	912,211

Total liabilities, minority interest and stockholders' equity	$3,522,491	$3,164,231

The accompanying notes are an integral part of these consolidated financial statements.

The Commerce Group, Inc. and Subsidiaries
Consolidated Statement of Earnings and Comprehensive Income
Three and Nine Months Ended September 30, 2004 and 2003
(Thousands of Dollars, Except Per Share Data)
(Unaudited)

	Three Months		Nine Months

	2004	2003	2004	2003

Revenues:
Direct premiums written	$466,612	$422,814	$1,433,185	$1,287,395
Assumed premiums	24,799	30,771	102,369	88,523
Ceded premiums	(75,239)	(52,570)	(195,949)	(162,393)

Net premiums written	416,172	401,015	1,339,605	1,213,525
Increase in unearned premiums	(2,421)	(28,305)	(125,775)	(152,559)

Earned premiums	413,751	372,710	1,213,830	1,060,966
Net investment income	30,021	23,318	85,730	69,130
Premium finance and service fees	7,312	6,962	21,377	20,207
Net realized investment gains (losses)	(2,247)	2,630	9,610	62,650
Other income	2	--	115	--

Total revenues	448,839	405,620	1,330,662	1,212,953

Expenses:
Losses and loss adjustment expenses	237,918	280,006	796,606	823,611
Policy acquisition costs	128,457	93,588	318,881	249,358
Interest expense & amortization of bond fees	4,608	--	13,703	--

Total expenses	370,983	373,594	1,129,190	1,072,969

Earnings before income taxes and minority interest	77,856	32,026	201,472	139,984
Income taxes	23,329	9,113	58,233	32,598

Earnings before minority interest	54,527	22,913	143,239	107,386
Minority interest in net earnings of subsidiary	(213)	(49)	(495)	(129)

Net Earnings	$54,314	$22,864	$142,744	$107,257

Comprehensive income	$87,923	$10,842	$125,449	$102,324

Net earnings per common share :
Basic	$1.65	$0.72	$4.37	$3.35

Diluted	$1.64	$0.71	$4.35	$3.33

Cash dividends paid per common share	$0.33	$0.32	$0.98	$0.95

Weighted average number of common shares
outstanding :
Basic	32,984,958	31,962,952	32,652,594	31,978,794

Diluted	33,196,077	32,263,706	32,808,858	32,200,681

The accompanying notes are an integral part of these consolidated financial statements.

The Commerce Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows and Reconciliation
of Net Earnings to Cash From Operating Activities
Nine Months Ended September 30, 2004 and 2003
(Thousands of Dollars)
(Unaudited)

	2004	2003

Operating Activities:
Premiums collected	$1,241,980	$1,113,284
Net investment income received	81,498	66,644
Premium finance and service fees received	21,376	20,207
Losses and loss adjustment expenses paid	(739,602)	(715,659)
Policy acquisition costs paid	(303,440)	(277,795)
Federal income tax payments	(66,739)	(33,078)
Interest paid	(8,925)	--
Other income	115	--

Cash from operating activities	226,263	173,603

Investing Activities:
Investment sales, repayments and maturities	1,624,655	950,250
Mortgage loans and collateral notes receipts	3,304	11,461
Investment purchases	(1,947,659)	(1,172,569)
Mortgage loans and collateral notes originated	(1,288)	(1,948)
Property and equipment purchases	(5,408)	(4,000)
Other investing activities	5,060	959

Cash for investing activities	(321,336)	(215,847)

Financing Activities:
Dividends paid to stockholders	(32,056)	(30,385)
Treasury stock purchases	--	(8,058)
Capital stock issued	19,269	2,891
Bond issue costs	(457)	--

Cash for financing activities	(13,244)	(35,552)

Decrease in cash and cash equivalents	(108,317)	(77,796)
Cash and cash equivalents at beginning of period	215,541	206,315

Cash and cash equivalents at the end of period	$107,224	$128,519

Reconciliation of net earnings to cash from operating activities:
Net earnings	$142,744	$107,257
Adjustments to reconcile net earnings to cash from
operating activities:
Premiums receivable	(96,766)	(109,594)
Deferred policy acquisition costs	(21,950)	(23,587)
Residual market receivable	(21,326)	(26,268)
Due from reinsurers	(17,901)	(14,899)
Unpaid losses and loss adjustment expenses	55,518	137,745
Unearned premiums	148,517	165,592
Current income taxes	(18,244)	6,386
Deferred income taxes	2,355	(6,866)
Deferred income	2,591	(339)
Accrued agents' profit sharing	39,377	(4,790)
Net realized investment gains	(9,610)	(62,650)
Stock options	20,539	--
Other - net	419	5,616

Cash from operating activities	$226,263	$173,603

The accompanying notes are an integral part of these consolidated financial statements.

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

      We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at reporting dates and the reported amounts of revenues and expenses during the reporting periods. Actual results will differ from these estimates and assumptions. We employ significant estimates and assumptions in the determination of unpaid losses and loss adjustment expenses (LAE), and the potential impairment of investments for other-than-temporary declines in market value. Our significant accounting policies are presented in the notes to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2003.

      Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2003.

2. Stock-Based Compensation

      Pro forma net earnings and earnings per share as if we had applied the fair value method of accounting for our stock-based compensation plans accounted for under the intrinsic value method for the three and nine months ended September 30, 2004 and 2003 follow:

	Three Months		Nine Months

	2004	2003	2004	2003

Net earnings as reported	$54,314	$22,864	$142,744	$107,257
Deduct: Stock-based employee compensation expense
determined under fair value method for awards granted
without expense recognition	--	452	452	1,355

Pro forma net earnings	$54,314	$22,412	$142,292	$105,902

Basic earnings per share:
As reported	$1.65	$0.72	$4.37	$3.35

Pro forma	$1.65	$0.70	$4.36	$3.31

Diluted earnings per share:
As reported	$1.64	$0.71	$4.35	$3.33

Pro forma	$1.64	$0.69	$4.34	$3.29

All awards accounted for under the intrinsic value method were earned and fully vested as of the end of the first quarter of 2004; therefore, no expense would have been recognized in the third quarter under the fair value method.

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)
(Continued)

3. Comprehensive Income

Our comprehensive income for the three and nine months ended September 30, 2004 and 2003 follows:

	Three Months		Nine Months

	2004	2003	2004	2003

Net earnings	$54,314	$22,864	$142,744	$107,257

Other comprehensive income, net of taxes:
Change in unrealized gains (losses) (a)	39,129	(16,258)	2,465	1,684
Reclassification adjustment (b)	(5,520)	4,236	(19,760)	(6,617)

Other comprehensive income (loss)	33,609	(12,022)	(17,295)	(4,933)

Comprehensive income	$87,923	$10,842	$125,449	$102,324

a.

Unrealized gains (losses) are net of income tax expenses (benefits) of $21,024 and $(8,754) for the three months ended 2004 and 2003, respectively, and $1,325 and $907 for the nine months ended 2004 and 2003, respectively.

b.

Reclassification adjustments are net of income tax expenses (benefits) of $(2,972) and $2,281 for the three months ended 2004 and 2003, respectively, and $(10,640) and $(3,563) for the nine months ended 2004 and 2003, respectively.

4. Earnings Per Share (EPS)

      Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding adjusted by the number of additional common shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of common shares we could have repurchased from the proceeds of the potentially dilutive shares. Our only dilutive instruments are stock options outstanding. We had 3,302,578 and 5,874,972 stock options outstanding at September 30, 2004 and 2003, respectively. Basic and diluted EPS for the three and nine months ended September 30, 2004 and 2003 follow:

	Three Months		Nine Months

	2004	2003	2004	2003

Net earnings for basic and diluted EPS	$54,314	$22,864	$142,744	$107,257

Common share information:
Average shares outstanding for basic EPS	32,984,958	31,962,952	32,652,594	31,978,794
Dilutive effect of stock options	211,119	300,754	156,264	221,887

Average shares outstanding for dilutive EPS	33,196,077	32,263,706	32,808,858	32,200,681

Basic EPS	$1.65	$0.72	$4.37	$3.35

Diluted EPS	$1.64	$0.71	$4.35	$3.33

      Diluted EPS excludes stock options with exercise prices greater than the average market price of our common stock during the periods, because their inclusion would be anti-dilutive. The number of anti-dilutive options was 1,100,000 for the three and nine months ended September 30, 2004, respectively, and 1,850,000 for the three and nine months ended September 30, 2003, respectively.

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)
(Continued)

5. Realized and Unrealized Investment Gains and Losses

Realized Investment Gains and Losses

Net realized investment gains (losses) for the three and nine months ended September 30, 2004 and 2003 follow:

	Three Months		Nine Months

	2004	2003	2004	2003

Other-than-temporary impairment losses:
Fixed maturity securities	$(12,399)	$(638)	$(13,964)	$(9,566)
Equity securities	-	(1,029)	(203)	(8,050)

Total other-than-temporary impairment losses	(12,399)	(1,667)	(14,167)	(17,616)

Transaction net gains (losses):
Fixed maturity securities	(635)	2,044	2,636	18,069
Equity securities	4,383	8,458	16,565	29,756
Venture capital funds	3,258	541	4,773	(510)
Other investments	(7)	(150)	(204)	(200)

Transaction net gains	6,999	10,893	23,770	47,115

Equity in earnings (losses) of closed-end
preferred stock mutual funds	3,153	(6,596)	7	33,151

Net realized investment gains (losses)	$(2,247)	$2,630	$9,610	$62,650

      In conjunction with the preparation of our quarterly consolidated financial statements, we reviewed all of our security investment holdings at September 30, 2004 for other-than-temporary declines in market value. Based on this analysis, we recorded an other-than-temporary impairment charge of $12.4 million. Airline securities represented $12.3 million of the charge. In our consolidated financial statements for the period ended June 30, 2004, we determined that the impairment of these airline securities was temporary. During the current reporting period, certain events caused us to determine that these securities had become other-than-temporarily impaired: major rating agencies downgraded the securities; the issuer's independent auditors issued a going concern qualification in their audit opinion letter; and, the issuer has indicated that it will have to file bankruptcy if it does not obtain significant cost cutting concessions from its unions.

Unrealized Investment Gains and Losses

The change in net unrealized gains (losses) on our fixed maturity and equity securities, excluding the impact of minority interest, from December 31, 2003 to September 30, 2004 follows:

	Sept. 30,	Dec. 31,
	2004	2003	Change

Net unrealized gains:
Fixed maturity securities	$14,867	$18,994	$(4,128)
Equity securities	3,380	25,882	(22,502)

Net unrealized gains	$18,247	$44,876	$(26,630)

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)
(Continued)

5. Realized and Unrealized Investment Gains and Losses (continued)

Gross unrealized losses on our equity and fixed maturity securities at September 30, 2004 by duration of unrealized loss follow:

		0 - 6	7 - 12	13 - 24	Over 24
	Total	Months	Months	Months	Months

Total equity and fixed maturity securities:
Number of positions	177	56	93	24	4

Total fair value	883,149	300,560	489,118	92,367	1,102
Total amortized cost	900,835	303,473	500,091	96,153	1,118

Unrealized loss	(17,686)	(2,913)	(10,973)	(3,786)	(16)

Unrealized loss percentage to fair value	2.0%	1.0%	2.2%	4.1%	1.5%

Equity securities:
Number of positions	55	22	25	7	1

Total fair value	197,636	90,017	87,989	19,628	1
Total cost	205,363	91,175	92,679	21,508	1

Unrealized loss	(7,727)	(1,158)	(4,690)	(1,880)	--

Unrealized loss percentage to fair value	3.9%	1.3%	5.3%	9.6%	--

Fixed maturity securities:
Number of positions	122	34	68	17	3

Total fair value	685,513	210,543	401,129	72,739	1,101
Total amortized cost	695,472	212,298	407,412	74,645	1,117

Unrealized loss	(9,959)	(1,755)	(6,283)	(1,906)	(16)

Unrealized loss percentage to fair value	1.5%	0.8%	1.6%	2.6%	1.5%

      We determined that the impairments of the securities represented in the above gross unrealized loss table are temporary. We reviewed the credit quality, duration and severity of the unrealized losses for our impaired securities. The primary reasons for these temporary impairments are related to interest rates and general market conditions. We intend to hold all of our temporarily impaired equity and fixed maturity securities.

6. Unpaid Losses and LAE

Liabilities for unpaid losses and loss adjustment expenses at September 30, 2004 and December 31, 2003 follow:

	Sept. 30,	Dec. 31,
	2004	2003

Net voluntary unpaid losses and LAE	$789,529	$760,156
Voluntary salvage and subrogation recoverable	(97,231)	(100,988)
Assumed unpaid loss and LAE reserves from CAR(a)	164,798	155,874
Assumed salvage and subrogation recoverable from CAR	(22,699)	(22,699)

Total voluntary and assumed unpaid loss and LAE reserves	834,397	792,343
Adjustment for ceded unpaid loss and LAE reserves	187,474	174,010
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid losses and LAE	$1,012,871	$957,353

(a) Commonwealth Automobile Reinsurers

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)
(Continued)

7. Bonds Payable

      On December 9, 2003, we issued $300 million face value of senior unsecured and unsubordinated debt (the Senior Notes) which matures December 9, 2013. The Senior Notes were issued at 99.3% of face value to yield 6.04%, and bear a coupon interest rate of 5.95%, payable semi-annually on June 9 and December 9, beginning 2004. The fair market value of the Senior Notes at September 30, 2004 was estimated at $313.1 million.

8. Ceded Reinsurance Recoverable

      Ceded reinsurance recoverable amounts, which include amounts ceded to CAR and other unaffiliated reinsurers, are included in unpaid losses and loss adjustment expenses and unearned premiums. At September 30, 2004, $178,474 was included in unpaid losses and loss adjustment expense, and $165,010 was included at December 31, 2003. At September 30, 2004, $135,988 was included in the unearned premium liability amount and $113,245 was included in the amount at December 31, 2003.

9. Contingencies Related to Our Business in Massachusetts

Attorney General Challenge to 2004 Rates

      On January 5, 2004, the Massachusetts Attorney General (AG) filed an appeal with the Supreme Judicial Court of Massachusetts arguing that the Massachusetts Division of Insurance (DOI) "wrongly imposed a 2.5% increase" in average personal automobile premiums for 2004. According to the AG, " . . . for the second consecutive year, the DOI has, without justification, ruled in favor of an increase in auto insurance rates that will hurt Massachusetts drivers." We cannot predict whether the court will rule on the issue or if the AG's appeal will be successful in any respect, and if so, whether it will have a material impact on us.

Potential Liability for CAR Obligation

      Member companies of CAR have joint and several liabilities for the obligations of CAR, the Massachusetts-mandated personal automobile reinsurance mechanism that enables us and other participating insurers to reinsure in CAR any risk. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of September 30, 2004, we were not aware of any CAR member company which has failed to meet its obligations.

CAR Regulatory Reform

      The Massachusetts Commissioner of Insurance (the Commissioner) issued a letter in April 2004 instructing CAR to develop and submit to her rules for the reform of the residual market system. On June 29, 2004, CAR proposed to the Commissioner a set of changes to the CAR Rules of Operations (the Initial Reform Proposal). Under the Initial Reform Proposal, the first phase of the reform would have been effective for the period from July 1, 2004 through December 31, 2004. As noted in our Form 10-Q for June 30, 2004, we estimated that we would have incurred additional expenses for the final six months of 2004 of approximately $2,400 before taxes, and an additional expense in 2005 of approximately $1,200 before taxes, all attributable to policies written in the first phase of the reform, if the Commissioner had adopted all of the rule amendments entirely as proposed by CAR for that phase. At that time, we were unable to estimate the financial impact of the Initial Reform Proposal with respect to the rules proposed for policies written in 2005 and beyond. The Commissioner, however, did not approve the Initial Reform Proposal.

      On August 27, 2004, the Commissioner directed CAR to submit to her a revised proposal for the reform of the residual market system. CAR submitted its revised proposal on September 24 and amended it on October 8, 2004 (together, the "Revised Reform Proposal"). The Commissioner held a public hearing on October 29, 2004, to hear testimony regarding the Revised Reform Proposal. We cannot predict whether the Commissioner will approve the Revised Reform Proposal in substantially the form as recommended by CAR. The Revised Reform Proposal did not include an initial transition phase for the period from July 1, 2004 through December 31, 2004, but the rules in the Revised Reform Proposal may apply for the month of December of 2004 if, during the month of November, the Commissioner approves the rules as proposed. Accordingly, we now

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)
(Continued)

9. Contingencies Related to Our Business in Massachusetts (continued)

estimate that the first phase of the proposed reform of the residual market will not result in our incurring $3,600 of additional total expense before taxes for the eighteen month period ending December 31, 2005, as previously estimated. Rather, if during November the Commissioner approves the first phase of the Revised Reform Proposal entirely as recommended by CAR effective December 1, 2004, we estimate that our additional expense for the next 15 months would be approximately $600 before taxes.

10. Segments

Selected segment information for the three and nine months ended September 30, 2004 and 2003 follows. Earnings are before income taxes and include minority interest.

		Three Months		Nine Months

	Assets	Revenue	Earnings	Revenue	Earnings

2004:
Property and casualty insurance:
Massachusetts	$3,106,490	$388,620	$73,980	$1,149,414	$208,789
Other than Massachusetts	333,076	60,307	11,189	180,906	25,530
Real estate and commercial
lending	29,461	202	202	602	602
Corporate and other	52,431	(290)	(7,728)	(260)	(33,944)

Consolidated	$3,521,458	$448,839	$77,643	$1,330,662	$200,977

2003:
Property and casualty insurance:
Massachusetts	$2,450,791	$348,053	$31,909	$1,044,707	$139,676
Other than Massachusetts	315,576	57,300	2,722	167,133	6,452
Real estate and commercial
lending	17,966	266	266	1,111	1,111
Corporate and other	24,381	1	(2,920)	2	(7,384)

Consolidated	$2,808,714	$405,620	$31,977	$1,212,953	$139,855

11. Significant Transactions and Changes since December 31, 2003

      We record our expenses related to stock options and book value awards (BVAs) in two separate line items on our income statement - losses and loss adjustment expenses and policy acquisition costs. The stock option and BVA expenses recorded in each line item for the three and nine months ended 2004 and 2003 follow:

	Three Months		Nine Months

	2004	2003	2004	2003

Losses and loss adjustment expenses	$1,575	$1,515	$12,507	$4,173
Policy acquisition costs	1,331	1,281	10,586	3,548

Total stock option and BVA expenses	$2,906	$2,796	$23,093	$7,721

      The market price for our common stock and our financial results directly affect our expense related to stock options and BVAs, respectively. Our stock option expense represents options granted to both employees and American Commerce agents. An increase in the market value of our stock will increase the expense we recognize for options subject to variable accounting. Similarly, an increase in our net income will increase the value of, and therefore the expense we recognize for, outstanding BVAs.

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)
(Continued)

11. Significant Transactions and Changes since December 31, 2003 (continued)

      At December 31, 2003, we had 1,812,672 employee stock options outstanding under our Incentive Compensation Plan. During the nine months ended September 30, 2004, 1,595,434 of these options were exercised, leaving an outstanding balance of 217,238 at September 30, 2004 for all employee options. Only 11,682 of these options continue to be accounted for under variable accounting rules under which we recognize expense. Stock option activity accelerated in the second quarter primarily because the options granted in 2001 vested and became exercisable on April 6, 2004. In addition, 1,337,040 options under the American Commerce Agents' Plan were exercised during 2004 and 625,000 options were granted during the third quarter, leaving an outstanding balance of 3,085,340 agent options at September 30, 2004. We issued 1,489,111 BVAs under the Incentive Compensation Plan in 2004. Our expenses related to BVAs through September 30, 2004 and 2003 were $13.4 million and $5.5 million, respectively.

Premiums Receivable

      Premiums receivable increased $96,766, or 26.7%, since December 31, 2003. The increase is primarily due to our premium growth and the timing of the payments received by December 31, 2003 for business with effective dates of 2004.

Unearned Premiums

      Unearned premiums increased $148,517, or 18.3%, since December 31, 2003. This was primarily due to an increase in personal automobile written premiums coupled with the seasonality of the policy effective dates. The total amount of a policy's premium is recorded as written premium on the first day the policy is effective; however, the policy premium is earned ratably over the ensuing year.

Paid-in Capital and Treasury Stock

      Paid-in capital increased $75,069, or 144.1%, and treasury stock increased $36,204, or 19.5%, since December 31, 2003. Both increases were the result of stock option exercises during 2004. Non-cash transactions involving the exercise of stock options by our officers and agents accounted for $56,092 of the increase in paid-in capital. Non-cash transactions involving the exercise of stock options by our officers accounted for all of the increase in treasury stock.

      We are incorporated under the laws of the Commonwealth of Massachusetts. Massachusetts adopted a new business corporation statute (Chapter 156D) that became effective on July 1, 2004. Chapter 156D eliminates the distinction for Massachusetts corporate law purposes between treasury shares and authorized but unissued shares, by providing that common shares that we acquire automatically are restored to the status of authorized but unissued shares. Chapter 156D also eliminates the concept of par value for Massachusetts corporate law purposes.

12. Reinsurance

      On June 30, 2004, our 65% one-year quota share reinsurance program expired. This program covers all non-automobile property and liability business, except umbrella policies. This program has been extended another year, effective July 1, 2004, with the primary change in terms being an increase in the quota share rate to 70%.

13. New Accounting Pronouncement

      We adopted the new accounting standard, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," during the quarter ended September 30, 2004. This standard provides guidance in accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. This new standard did not have a significant effect on our financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Unless otherwise stated, "we," "our" or "us" means The Commerce Group, Inc. and its subsidiaries. "Commerce" refers to The Commerce Insurance Company, "Commerce West" refers to Commerce West Insurance Company, "American Commerce" refers to American Commerce Insurance Company, "Citation" refers to Citation Insurance Company, and "AHC" refers to ACIC Holding Co., Inc. In addition, unless otherwise stated, all references to "quarters ended" are for our fiscal quarter, beginning July 1 and ending September 30, and dollar amounts in all tables are in thousands, except per share data

      The purpose of the following discussion and analysis is to provide you with information that will assist you in understanding our financial condition and results of operations as reported in our consolidated financial statements. Therefore, the following should be read in conjunction with our consolidated financial statements in this Form 10-Q and with our Management's Discussion and Analysis of Results of Operations and Financial Condition in our Form 10-K for the year ended December 31, 2003.

Business Overview

      We provide personal and commercial property and casualty insurance primarily in Massachusetts and in other states. Our core product lines are personal automobile, homeowners, and commercial automobile insurance. We market our products exclusively through our network of independent agents in all states, except California, where we utilize brokers. Our primary business strategy is to focus on the personal automobile insurance market in Massachusetts and to grow by increasing the proportion of our business written in other states in which we currently have a significant presence, primarily from Commerce West and American Commerce.

      We manage our business in four reportable segments: property and casualty insurance - Massachusetts, property and casualty insurance - other than Massachusetts, real estate and commercial lending, and corporate and other.

      Our ability to capitalize on our business strengths and implement our strategies is subject to particular risks. For example, because we are primarily a personal automobile insurance carrier, adverse developments in this industry could negatively affect us more than insurers that are more diversified across multiple business lines. Additionally, the concentration of our business in Massachusetts makes us more susceptible to any adverse development in the prevailing legislative, regulatory, economic, demographic, competitive and other conditions, including weather-related events, and adverse judicial decisions in Massachusetts, and could make it more costly or difficult for us to conduct our business. Our affinity group marketing programs provide members of participating groups and associations with a convenient means of purchasing discounted private passenger automobile insurance. We would lose a significant avenue for offering our existing affinity group discounts and our sales of personal automobile and homeowner insurance products in Massachusetts would likely decline, if our affinity relationship with the AAA Clubs of Massachusetts is substantially changed or terminated and we are unable to devise and implement effective mitigation measures. The AAA arrangements have rolling three-year terms, and a AAA Club may terminate upon a minimum of two years' written notice. If American Commerce's relationship with one or more large AAA clubs terminates, then American Commerce would lose a substantial portion of its business, which could have a material adverse effect on our business and results of operations.

      On January 5, 2004, the Massachusetts Attorney General (AG) filed an appeal with the Supreme Judicial Court of Massachusetts arguing that the Massachusetts Division of Insurance (DOI) "wrongly imposed a 2.5% increase" in average personal automobile premiums for 2004. According to the AG, " . . . for the second consecutive year, the DOI has, without justification, ruled in favor of an increase in auto insurance rates that will hurt Massachusetts drivers." We cannot predict whether the court will rule on the issue or if the AG's appeal will be successful in any respect, and if so, whether it will have a material impact on us.

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

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of September 30, 2004, we were not aware of any CAR member company which has failed to meet its obligations.

CAR Regulatory Reform

      The Massachusetts Commissioner of Insurance (the Commissioner) issued a letter in April 2004 instructing CAR to develop and submit to her rules for the reform of the residual market system. On June 29, 2004, CAR proposed to the Commissioner a set of changes to the CAR Rules of Operations (the Initial Reform Proposal). Under the Initial Reform Proposal, the first phase of the reform would have been effective for the period from July 1, 2004 through December 31, 2004. As noted in our Form 10-Q for June 30, 2004, we estimated that we would have incurred additional expenses for the final six months of 2004 of approximately $2,400 before taxes, and an additional expense in 2005 of approximately $1,200 before taxes, all attributable to policies written in the first phase of the reform, if the Commissioner had adopted all of the rule amendments entirely as proposed by CAR for that phase. At that time, we were unable to estimate the financial impact of the Initial Reform Proposal with respect to the rules proposed for policies written in 2005 and beyond. The Commissioner, however, did not approve the Initial Reform Proposal.

      On August 27, 2004, the Commissioner directed CAR to submit to her a revised proposal for the reform of the residual market system. CAR submitted its revised proposal on September 24 and amended it on October 8, 2004 (together, the "Revised Reform Proposal"). The Commissioner held a public hearing on October 29, 2004 to hear testimony regarding the Revised Reform Proposal. We cannot predict whether the Commissioner will approve the Revised Reform Proposal in substantially the form as recommended by CAR. The Revised Reform Proposal did not include an initial transition phase for the period from July 1, 2004 through December 31, 2004, but the rules in the Revised Reform Proposal may apply for the month of December of 2004 if, during the month of November, the Commissioner approves the rules as proposed. Accordingly, we now estimate that the first phase of the proposed reform of the residual market will not result in our incurring $3,600 of additional total expense before taxes for the eighteen month period ending December 31, 2005, as previously estimated. Rather, if during November the Commissioner approves the first phase of the Revised Reform Proposal entirely as recommended by CAR effective December 1, 2004, we estimate that our additional expense for the next 15 months would be approximately $600 before taxes.

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

-

premiums that we receive from sales by independent agents of our property and casualty insurance policies, primarily personal automobile, homeowners and commercial automobile, which we refer to as direct premiums written, plus

	-	premiums we receive from insurance policies that we assume, primarily CAR, which we refer to as assumed premiums, less

	-	the portion of our premiums that is ceded to CAR and other reinsurers, which we refer to as ceded premiums, less

	-	the change in the portion of premiums that will not be recognized as income for accounting purposes until a future period, which we refer to as unearned premiums;

*	investment income that we earn on our invested assets;

*	premium finance and service fee income that we earn in connection with the billing and deferral of premium payments; and,

*	realized investment gains and losses.

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

Our Performance Measures

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

Three and Nine Months Ended September 30, 2004 and 2003 Results of Operations

Consolidated Results

Our key operating measures for the three and nine months ended September 30, 2004 follow (dollars in millions, except earnings per share):

	Three Months		Nine Months

	2004	2003	2004	2003

Diluted earnings per share	$1.64	$0.71	$4.35	$3.33
Return on equity	5.7%	2.7%	15.6%	13.6%
Direct premiums written	$466.6	$422.8	$1,433.2	$1,287.4
Direct earned premiums	$447.1	$396.5	$1,295.5	$1,132.3
Net investment income	$30.0	$23.3	$85.7	$69.1
Underwriting and expense ratio	31.1%	24.5%	25.4%	22.5%
Loss and LAE ratio	57.5%	75.1%	65.6%	77.6%
Combined ratio	88.6%	99.6%	91.0%	100.1%

The significant increases in quarterly and year-to-date earnings and ROE are primarily due to the dramatic decrease in our loss ratio.

We attribute the significant improvement in our quarterly and year-to-date loss ratio to:

*	an increase in average earned premium revenue per automobile,
*	a decrease in the current year personal automobile physical damage claim frequency,
*	more favorable loss reserve development compared to 2003, and
*	improved results from CAR.

      Our loss ratio improvement was partially offset by an increase in our underwriting ratio for both the quarter and year-to-date periods. The increase in our underwriting ratio was driven by additional expense for our agents' profit sharing plan. This expense increase is the result of substantially better underwriting results for the 2004 quarter and year-to-date periods versus the comparable 2003 periods. The underwriting ratio increase was partially offset by lower 2004 policy year mandated commission rates for Massachusetts personal automobile policies.

      The market price for our common stock and our financial results directly affects our expense related to stock options and book value awards (BVAs), respectively. Our stock option expense represents options granted to both employees and American Commerce agents. An increase in the market value of our stock will increase the expense we recognize for options subject to variable accounting. Similarly, an increase in our net income will increase the value of, and therefore the expense we recognize for, outstanding BVAs. We record these expenses in two separate line items on our income statement - losses and loss adjustment expenses and policy acquisition costs. The stock option and BVA expenses recorded in each line item for the three and nine months ended September 30, 2004 and 2003 follow:

	Three Months		Nine Months

	2004	2003	2004	2003

Losses and loss adjustment expenses	$1,575	$1,515	$12,507	$4,173
Policy acquisition costs	1,331	1,281	10,586	3,548

Total stock option and BVA expenses	$2,906	$2,796	$23,093	$7,721

Net Investment Income

Our investment portfolio and yields on those investments affect net investment income. The composition of our investment portfolio, at cost, at September 30, 2004 and 2003 follows:

		% of		% of
	2004	Total	2003	Total

Fixed maturities(a)	$1,657,960	69.2%	$1,100,842	61.5%
Preferred stocks	420,315	17.6	288,586	16.1
Common stocks	94,403	3.9	90,902	5.1
Preferred stock mutual funds	52,479	2.2	123,154	6.9
Mortgages and collateral notes	14,758	0.6	17,660	1.0
Cash and cash equivalents	107,224	4.5	128,519	7.2
Other investments	47,627	2.0	40,086	2.2

Total investments	$2,394,766	100.0%	$1,789,749	100.0%

(a)	Fixed maturities include GNMA & FNMA mortgage-backed bonds, corporate bonds, U.S. Treasury bonds and notes and tax-exempt state and municipal bonds.

Key measures of net investment income for the quarters ended 2004 and 2003 follow:

	2004	2003	Change

Average month-end investments (at cost)	$2,343,915	$1,737,793	$606,122
Net investment income, before tax	30,021	23,318	6,703
Net investment income, after tax	23,325	18,226	5,099
Annualized net investment income as a percentage
of average net investments (at cost), before tax	5.1%	5.4%	(5.6)%
Annualized net investment income as a percentage of average
net investments (at cost), after tax	4.0%	4.2%	(4.8)%

Key measures of net investment income for the nine months ended September 30, 2004 and 2003 follow:

	2004	2003	Change

Average month-end investments (at cost)	$2,274,511	$1,683,039	$591,472
Net investment income, before tax	85,730	69,130	16,600
Net investment income, after tax	67,327	54,932	12,395
Annualized net investment income as a percentage of average
net investments (at cost), before tax	5.0%	5.5%	(9.1)%
Annualized net investment income as a percentage of average
net investments (at cost), after tax	4.0%	4.4%	(9.1)%

      The increases in our net investment income were primarily due to increased invested assets partially offset by lower year-to-date yields in all investment types, particularly government bonds and preferred stocks. The increase in invested assets is primarily attributable to proceeds from the issuance of our senior notes and operating cash flows. The decrease in yields is due to the sale and redemption of higher yielding investment securities coupled with lower yields on new investments due primarily to tighter credit spreads. Pre-tax and after-tax yields remain consistent with the yields in the first and second quarters of 2004.

Realized Investment Gains and Losses

Net realized investment gains (losses) for the quarters ended 2004 and 2003 follow:

	2004	2003	Change

Other-than-temporary impairment losses:
Fixed maturity securities	$(12,399)	$(638)	$(11,761)
Equity securities	--	(1,029)	1,029

Total other-than-temporary impairment losses	(12,399)	(1,667)	(10,732)

Transaction net gains (losses):
Fixed maturity securities	(635)	2,044	(2,679)
Equity securities	4,383	8,458	(4,075)
Venture capital funds	3,258	541	2,717
Other investments	(7)	(150)	143

Transaction net gains	6,999	10,893	(3,894)

Equity in earnings (losses) of closed-end preferred stock
mutual funds	3,153	(6,596)	9,749

Net realized investment gains (losses) included in net earnings	$(2,247)	$2,630	$(4,877)

      As indicated in the preceding table, the quarterly decrease in our net realized investment gains was primarily driven by other-than-temporary impairment charges to fixed maturity securities, partially offset by other gains. Airline securities represented $12.3 million of the other-than-temporary impairment charge. In the second quarter of 2004, we determined that the impairment of these airline securities was temporary. During the third quarter, certain events caused us to determine that these securities had become other-than-temporarily impaired: major rating agencies downgraded the securities; the issuer's independent auditors issued a going concern qualification in their audit opinion letter; and the issuer has indicated that it will have to file bankruptcy if it does not obtain significant cost cutting concessions from its unions.

      The change in equity in earnings of closed-end preferred stock mutual funds, sales of equity securities and gains in our venture capital funds for the quarter countered most of the impairment charges. The improvement in quarterly equity in earnings of closed-end preferred stock mutual funds is primarily due to a significant decline in long-term interest rates during the quarter. These funds have significant holdings in preferred stocks with long durations, the values of which are closely impacted by interest rates.

Net realized investment gains (losses) for the nine months ended September 30, 2004 and 2003 follow:

	2004	2003	Change

Other-than-temporary impairment losses:
Fixed maturity securities	$(13,964)	$(9,566)	$(4,398)
Equity securities	(203)	(8,050)	7,847

Total other-than-temporary impairment losses	(14,167)	(17,616)	3,449

Transaction net gains (losses):
Fixed maturity securities	2,636	18,069	(15,433)
Equity securities	16,565	29,756	(13,191)
Venture capital funds	4,773	(510)	5,283
Other investments	(204)	(200)	(4)

Transaction net gains	23,770	47,115	(23,345)

Equity in earnings of closed-end preferred stock mutual funds	7	33,151	(33,144)

Net realized investment gains included in net earnings	$9,610	$62,650	$(53,040)

      The decrease in transaction net realized gains in the nine months ended 2004 is primarily due to lower portfolio turnover and a decrease in equity in earnings from our closed-end preferred stock mutual funds. Portfolio turnover was relatively high in 2003 as we realigned our portfolio with the changing interest rate environment. The product of this turnover in 2003 was a significant amount of net realized gains. As part of this realignment in 2003, we sold a significant portion of our closed-end preferred stock mutual funds. The decline in interest rates during much of 2003 caused a significant increase in the net asset value of our closed-end preferred stock mutual funds and, as a direct consequence, an increase in the net realized investment gains that we recognized for those investments for the nine months ended September 30, 2003.

Unrealized Investment Losses

Gross unrealized losses on our equity and fixed maturity securities at September 30, 2004, by duration of unrealized loss, follow:

		0 - 6	7 - 12	13 - 24	Over 24
	Total	Months	Months	Months	Months

Total equity and fixed maturity securities:
Number of positions	177	56	93	24	4

Total fair value	883,149	300,560	489,118	92,367	1,102
Total amortized cost	900,835	303,473	500,091	96,153	1,118

Unrealized loss	(17,686)	(2,913)	(10,973)	(3,786)	(16)

Unrealized loss percentage to fair value	2.0%	1.0%	2.2%	4.1%	1.5%

Equity securities:
Number of positions	55	22	25	7	1

Total fair value	197,636	90,017	87,989	19,628	1
Total cost	205,363	91,175	92,679	21,508	1

Unrealized loss	(7,727)	(1,158)	(4,690)	(1,880)	--

Unrealized loss percentage to fair value	3.9%	1.3%	5.3%	9.6%	--

Fixed maturity securities:
Number of positions	122	34	68	17	3

Total fair value	685,513	210,543	401,129	72,739	1,101
Total amortized cost	695,472	212,298	407,412	74,645	1,117

Unrealized loss	(9,959)	(1,755)	(6,283)	(1,906)	(16)

Unrealized loss percentage to fair value	1.5%	0.8%	1.6%	2.6%	1.5%

      In conjunction with the preparation of our quarterly consolidated financial statements, we reviewed all of our security investment holdings at September 30, 2004 for other-than-temporary declines in market value. Based on this analysis, we determined that the impairments of the securities represented in the above gross unrealized loss table are temporary. We reviewed the credit quality, duration and severity of the unrealized losses for our impaired securities. The primary reasons for these temporary impairments are related to interest rates and general market conditions. We intend to hold all of our temporarily impaired equity and fixed maturity securities.

Policy Acquisition Costs

      In addition to the increase in agent's profit sharing expense, policy acquisition cost increases are due to our premium growth. Increases in stock option and BVA expenses in the 2004 periods have similarly affected policy acquisition costs.

Interest Expense & Amortization of Bond Fees

Interest expense and amortization of bond fees are from our senior notes which we issued in December 2003.

Income Taxes

      Our overall effective tax rate was 30.0% for the quarter ended 2004 and 28.5% for the quarter ended 2003. For the nine month periods, the effective rate was 28.9% for 2004 and 23.3% for 2003. Our effective tax rate increased in 2004 compared to 2003 due to improved underwriting results (as evidenced by our combined ratio), and the impact of the reversal of our tax valuation allowance on unrealized losses in 2003. In all periods, our effective rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest and the corporate dividends received deduction. The federal income tax expense (benefit) for the three and nine months ended 2004 and 2003 follows:

	Three Months		Nine Months

	2004	2003	2004	2003

Current	$26,390	$11,125	$59,552	$42,756
Deferred	(3,061)	(2,012)	(1,319)	(10,158)

	$23,329	$9,113	$58,233	$32,598

Premium Results

Direct premiums written and earned for the quarters ended 2004 and 2003 follow:

	2004	2003	$ Change	% Change

Massachusetts Direct Premiums Written:
Personal automobile	$332,805	$299,413	$33,392	11.2%
Commercial automobile	21,276	19,995	1,281	6.4%
Homeowners	36,349	30,868	5,481	17.8%
Other lines	10,266	9,785	481	4.9%

Massachusetts Direct Premiums Written	400,696	360,061	40,635	11.3%

Other Than Massachusetts Direct Premiums Written:
Personal automobile	51,390	50,492	898	1.8%
Commercial automobile	2,232	1,862	370	19.9%
Homeowners	11,991	10,140	1,851	18.3%
Other lines	303	259	44	17.0%

Other Than Massachusetts Direct Premiums
Written	65,916	62,753	3,163	5.0%

Total Direct Premiums Written	$466,612	$422,814	$43,798	10.4%

Massachusetts Direct Earned Premiums:
Personal automobile	$321,693	$284,997	$36,696	12.9%
Commercial automobile	23,905	21,074	2,831	13.4%
Homeowners	28,547	23,696	4,851	20.5%
Other lines	9,584	8,360	1,224	14.6%

Massachusetts Direct Earned Premiums	383,729	338,127	45,602	13.5%

Other Than Massachusetts Direct Earned Premiums:
Personal automobile	50,576	48,003	2,573	5.4%
Commercial automobile	2,240	1,855	385	20.8%
Homeowners	10,251	8,295	1,956	23.6%
Other lines	275	229	46	20.1%

Other Than Massachusetts Direct Earned Premiums	63,342	58,382	4,960	8.5%

Total Direct Earned Premiums	$447,071	$396,509	$50,562	12.8%

Direct premiums written and earned for the nine months ended September 30, 2004 and 2003 follow:

	2004	2003	$ Change	% Change

Massachusetts Direct Premiums Written:
Personal automobile	$1,047,026	$939,232	$107,794	11.5%
Commercial automobile	73,513	66,940	6,573	9.8%
Homeowners	89,267	75,655	13,612	18.0%
Other lines	30,323	26,924	3,399	12.6%

Massachusetts Direct Premiums Written	1,240,129	1,108,751	131,378	11.8%

Other Than Massachusetts Direct Premiums Written:
Personal automobile	152,483	144,903	7,580	5.2%
Commercial automobile	6,938	6,011	927	15.4%
Homeowners	32,783	27,016	5,767	21.3%
Other lines	852	714	138	19.3%

Other Than Massachusetts Direct Premiums
Written	193,056	178,644	14,412	8.1%

Total Direct Premiums Written	$1,433,185	$1,287,395	$145,790	11.3%

Massachusetts Direct Earned Premiums:
Personal automobile	$929,896	$816,268	$113,628	13.9%
Commercial automobile	69,573	60,318	9,255	15.3%
Homeowners	81,388	67,227	14,161	21.1%
Other lines	27,927	23,170	4,757	20.5%

Massachusetts Direct Earned Premiums	1,108,784	966,983	141,801	14.7%

Other Than Massachusetts Direct Earned Premiums:
Personal automobile	150,620	136,616	14,004	10.3%
Commercial automobile	6,295	5,040	1,255	24.9%
Homeowners	29,028	23,016	6,012	26.1%
Other lines	787	645	142	22.0%

Other Than Massachusetts Direct Earned
Premiums	186,730	165,317	21,413	13.0%

Total Direct Earned Premiums	$1,295,514	$1,132,300	$163,214	14.4%

Massachusetts Segment

      We experienced growth in direct premiums written in all of our insurance categories in Massachusetts, with growth in personal automobile accounting for approximately 82% of the quarterly and year-to-date increases in Massachusetts. Personal automobile business growth was a result of a 6.2% increase in average written premium per written exposure coupled with a 4.8% increase in the number of exposures written for the nine months ended 2004. Our year-to-date homeowners growth was from a 11.8% increase in average premium per policy coupled with a 2.8% increase in the number of policies. Our year-to-date commercial automobile growth was from a 4.8% increase in average premium per policy coupled with a 4.8% increase in the number of policies. Growth in these lines of business came primarily from our agents who had been with our agency force since the third quarter of 2003.

Other Than Massachusetts Segment

      Personal automobile and homeowners growth accounted for approximately 87% of the quarterly and 93% of the year-to-date increases in direct premiums written in states other than Massachusetts. The increase in personal automobile and homeowners business was primarily due to additional rate per policy, partially offset by a slight decrease in the number of policies. The policy count decrease was primarily due to increased levels of competition, our desire to maintain appropriate underwriting results and withdrawal from several states as previously reported.

Financial Condition

      The market and equity value of our total investments increased 7.4% during the quarter ended 2004. The increase is primarily from unrealized gains at September 30, 2004, that were mainly due to the impact of a decrease in interest rates on our portfolio during the quarter. Since the beginning of this year, the market and equity value of our total investments increased 8.7% due to our investing cash from operating and investing activities, partially offset by unrealized losses. Our ratio of total liabilities to stockholders' equity decreased ten percentage points at September 30, 2004 from December 31, 2003, despite total liability growth of 9.9%. This decrease is primarily due to current year earnings and growth in paid-in capital from stock option exercises, partially offset by changes in treasury stock and net accumulated other comprehensive income.

      Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. Our twelve-month rolling net premiums written to statutory surplus ratio was 1.38 to 1.00 for the period ended September 30, 2004 and 2.16 to 1.00 for the period ended September 30, 2003.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of September 30, 2004 by maturity follow:

		Payments Due by Fiscal Period

Contractual Obligations	Total	2004	2005-06	2007-08	Thereafter

Bond indebtedness principal	$300,000	$--	$--	$--	$300,000
Bond indebtedness interest	169,575	8,925	35,700	35,700	89,250
Unpaid losses and LAE (a)	1,012,871

Total contractual obligations	$1,482,446

		Commitment Expiration

Commercial Commitments	Total	2004	2005-06	2007-08	Thereafter

Venture capital partnerships	$15,391	$--	$945	$--	$14,446

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

      We have commitments in two venture capital fund investments. These investments are made in limited partnerships and our exposure to loss is limited to our actual investment. One limited partnership investment required a commitment by us to invest up to $50.0 million into the partnership. As of September 30, 2004, we have invested $35.6 million into the partnership. The partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity, equity-related and other securities issued in expansion financing, start-ups, buy-outs and recapitalization transactions relating to companies in the areas of insurance, financial services, e-commerce, healthcare, and related businesses, including, without limitation, service and technology enterprises supporting such businesses.

      The other limited partnership interest required a commitment by us to invest up to $3.5 million into the partnership. As of September 30, 2004, we have invested $2.6 million into the partnership. The partnership was formed to operate as an investment fund principally for the purpose of making investments in equity and equity related securities of companies operating in the area of insurance distribution and distribution related activities.

Liquidity and Capital Resources

      The primary sources of our liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments. The primary uses of our liquidity are payment of policy claims, operating costs, interest on our senior notes, and payment of dividends to our stockholders.

      In looking at our infrequent expenditures beyond 2004, we expect to pay significantly more for agent profit sharing in 2005 than we paid in 2004. We paid approximately $18 million for agent profit sharing in 2004. Due to our excellent underwriting results during the current year, we estimate paying approximately $38 million in the second quarter of 2005.

Investment Strategy and Interest Rate Risk

      Our investment strategy emphasizes after-tax investment yield while maintaining overall investment quality. The primary focus of our investment objectives continues to be maximizing after-tax investment income through investing primarily in high-quality diversified fixed income investments structured to maximize after-tax investment income while minimizing risk. We generally invest in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. When the appropriate opportunity arises, we will recognize investment gains to increase after-tax total return. We held no derivatives, emerging market securities or hedge funds at September 30, 2004 and December 31, 2003.

Interest Rate Sensitivity

      Our investments include positions in fixed maturity, equity, short-term and cash equivalents markets. Therefore, we are exposed to the impacts of interest rate changes in the market value of investments. We estimated our exposure to interest rate changes and equity price risk at September 30, 2004 using sensitivity analysis. The interest rate impact is the total of the effects of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of each fixed maturity and preferred stock in our portfolio.

      Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. The following table summarizes our interest rate risk, based on the results of the sensitivity analysis at September 30, 2004.

Estimated Market
	Value of Fixed	Estimated
	Income and	Increase	Hypothetical Percentage
	Preferred Stock	(Decrease) in	Increase (Decrease) in
Hypothetical Change in Interest Rates	Investments	Market Value	Stockholders' Equity (1)

200 basis point increase	$1,908,934	$(185,266)	(11.5)%
No change	2,094,200	--	--
200 basis point decrease	2,276,388	182,188	11.3%

(1)	Net of income taxes at an assumed rate of 35%.

      The primary reasons why our net unrealized gains of $44.9 million at December 31, 2003 were reduced to net unrealized gains of $18.2 million at September 30, 2004 were the turnover of our investment portfolio and the tightening of credit spreads.

Forward-Looking Statements

      This quarterly report may contain statements that are not historical fact and constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipates," "estimates," "plans," "projects," "continuing," "ongoing," "expects," "may," "should," "management believes," "we believe," "we intend," and similar words or phrases. These statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. All forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this quarterly report and in our recently filed quarterly and annual reports on Forms 10-Q and 10-K, and other documents filed with the SEC. Among the key factors that could cause actual results to differ materially from forward-looking statements are the following:

*	the possibility of severe weather and adverse catastrophic experiences;

*	adverse trends in claim severity or frequency;

*	adverse state and federal regulations and legislation, including the proposed State Modernization and Regulatory Transparency (SMART) Act;

*	adverse judicial decisions;

*	adverse changes to the laws, regulations and rules governing the residual market system in Massachusetts;

*	interest rate risk;

*	rate making decisions for private passenger automobile policies in Massachusetts;

*	potential rate filings;

*	heightened competition;

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

Changes in internal control over financial reporting

      There has been no change in our internal control over financial reporting that has occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2004, we did not acquire any of our common stock. There are 858,300 shares that may be purchased under our repurchase plan.

On July 31, 2004, we granted 625,000 stock options to eligible agents of American Commerce pursuant to a Letter Agreement dated January 29, 1999.

      No cash consideration was received by us in exchange for the options. The purpose of the options is to provide an incentive for the agents to maintain their existing business volume with American Commerce. Additional options are granted based on the year-over-year increase in the volume of agency business written with American Commerce.

      The options have been offered and sold pursuant to Securities Act Rule 506. Neither we nor any person acting on our behalf has offered or sold the options by any form of general solicitation or general advertising, and we have exercised reasonable care to assure that none of the recipients is an underwriter within the meaning of Section 2(11) of the Securities Act. Based upon representations from the recipients, we have reason to believe that not more than one of the recipients was not an accredited investor, as defined in Securities Act Rule 501.


      The right of the recipient to exercise these options is contingent upon the average volume of other-than-Massachusetts private passenger automobile and homeowners direct written premiums placed and maintained with American Commerce for a five-year period specified in each option agreement. If qualified, the recipient may purchase our common stock at $58.63 for a period of five years beginning July 31, 2009. Unexercised options will terminate not later than July 31, 2014. The options may be exercised only by withholding option shares to pay the exercise price.

Item 6. Exhibits

Exhibits:

31.1	CEO Certification Statements Under Section 302 of The Sarbanes-Oxley Act of 2002

31.2	CFO Certification Statements Under Section 302 of The Sarbanes-Oxley Act of 2002

32.1	CEO Certification Statements Under Section 906 of The Sarbanes-Oxley Act of 2002

32.2	CFO Certification Statements Under Section 906 of The Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

The COMMERCE GROUP, INC.

/s/ Randall V. Becker

Randall V. Becker
Treasurer and Chief Accounting Officer

Dated this 9th day of November, 2004.
