Form 10-K
period 2004-12-31
COMMERCE GROUP INC /MA
filed 2005-03-14
CIK 811612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

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

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2004 was $1,253,079,965.

As of February 28, 2005, the number of shares outstanding of the registrant's common stock (exclusive of treasury shares) was 33,560,786.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement for its annual meeting of stockholders, which the registrant intends to file within 120 days after the end of the registrant's fiscal year ended December 31, 2004, are incorporated by reference into Part III hereof as provided therein.

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

Combined ratio

A combination of the underwriting expense ratio and the loss and loss adjustment expense (LAE) ratio. The underwriting expense ratio measures the ratio of underwriting expenses (including corporate expenses) to net premiums written. The loss and LAE ratio measures the ratio of incurred losses and LAE to earned premiums (including corporate expenses).

Commissioner	The Commissioner of the Division of Insurance of the Commonwealth of Massachusetts.

Commonwealth Automobile Reinsurers (CAR)

CAR is a Massachusetts mandated reinsurance mechanism, under which all premiums, expenses and losses on ceded business are shared by all insurers. It is similar to a joint underwriting association because a number of insurers act as Servicing Carriers for the private passenger and/or commercial automobile risks insured.

Direct	Refers to premiums, losses, LAE and underwriting expenses on policies which a company writes before accounting for business ceded and assumed through reinsurance.

Direct premiums written	Total premiums for insurance sold to insureds, as opposed to, and not including, assumed reinsurance premiums.

Domestic insurer	An insurance company that operates in the state in which it is incorporated.

Earned premiums	The portion of net premiums written that is equal to the expired portion of policies recognized for accounting purposes as income during a period. Also known as premiums earned.

Exclusive representative producer (ERP)

A Massachusetts automobile insurance agency which does not have a voluntary agency automobile insurance relationship with an insurer, and which is assigned by CAR to an insurer who is a Servicing Carrier.

Exposure	An insurable unit defined as one automobile for a one-year term.

Frequency	The relative incidence of number of claims in relation to an exposure or group of exposures.

Hard market	An insurance market in which the demand for insurance exceeds the readily available supply and premiums are relatively high.

Incurred losses	The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses include a provision for losses not yet reported and salvage and subrogation.

Loss adjustment expenses	The expenses relating to settling claims, including legal and other fees and the portion of general company expenses allocated to claim settlement costs.

Loss and LAE ratio	The ratio of incurred losses plus LAE (including corporate expenses), net of reinsurance recoveries, to earned premiums.

Loss reserves

Liabilities established by insurers to reflect the estimated cost of claim payments and the related expenses that the insurer will ultimately be required to pay in respect of insurance it has written. Reserves are established for losses and for LAE.

Net premiums written	Direct premiums written for a given period less premiums ceded to reinsurers during such period plus premiums assumed during such period.

Participation ratio

A Massachusetts insurer's share of the CAR deficit. For private passenger automobile, the participation ratio is based upon the insurer's market share of automobile risks not reinsured through CAR, adjusted for utilization of CAR and credits for voluntarily writing less desirable under-priced business and ceded exclusions.

Premium-to-surplus ratio	The ratio of net premiums written to policyholders' surplus.

Quota share reinsurance	Reinsurance in which the reinsurer shares a proportion of the original premiums and losses under the reinsured policy. Also known as pro-rata insurance.

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

Severity	The relative magnitude of the dollar amount of a claim or group of claims.

Soft market	An insurance market in which the supply of insurance exceeds the current demand and premiums are relatively low.

Statutory surplus	The excess of admitted assets over total liabilities (including loss reserves), determined in accordance with statutory accounting practices.

Subrogation	The substitution of the insurer's right to recover in place of the insured's right to recover from a third party responsible for a loss paid by the insurer.

Take-all-comers	A phrase used to characterize the Massachusetts personal automobile insurance system under which all servicing carriers are required to underwrite and accept virtually all risks submitted to them.

Underwriting	The insurer's process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested, and determining the applicable premiums.

Underwriting expenses	The aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations.

Underwriting expense ratio	The ratio of underwriting expenses (including corporate expenses), grossed-up for the increase in deferred acquisition costs, to net premiums written.

Unearned premiums	The portion of written premium representing the unexpired amount of the contract term as of a certain date.


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

PART I (Dollars in thousands, except for ratios and per share data, unless noted otherwise)

ITEM 1. BUSINESS

      Our principal line of business is writing personal automobile insurance. We were incorporated in 1976. We write insurance through our principal subsidiary, Commerce, which was incorporated in 1971 and began writing business in Massachusetts in 1972. We also write insurance through three other subsidiaries - Citation, Commerce West and American Commerce. Citation was incorporated in Massachusetts on September 24, 1981. We acquired Commerce West on August 31, 1995 and we acquired American Commerce on January 29, 1999. Citation writes insurance in Massachusetts. Commerce West writes insurance in California and Oregon. American Commerce, a wholly-owned subsidiary of AHC, is located in Columbus, Ohio and actively writes insurance in 11 states. We own 95% of AHC's common stock and 5% is owned by AAA Southern New England.

      We provide personal and commercial property and casualty insurance in Massachusetts and, to a lesser extent, in other states. We market our products primarily through our network of independent agents. Our core product line is personal automobile insurance. We also write commercial automobile and homeowners insurance. We have been the largest writer of personal property and casualty insurance in Massachusetts in terms of direct premiums written since 1990. At the end of 2004, our estimated share of the Massachusetts personal automobile market was 29.0%, up from 27.7% at the end of 2003. Beginning with year end 2003, we became the largest writer of homeowners insurance in Massachusetts. On a consolidated basis, we were ranked the 20th largest personal automobile insurance group in the country by A.M. Best, in terms of direct premiums written, based on the most recently available information as of December 31, 2003. Our primary business strategy is to focus on the personal automobile market in Massachusetts and the other states where we write business.

      We manage our business in four reporting segments. An overview of our business is summarized in the table which follows for our two primary segments. Our other segments are "Real Estate and Commercial Lending" and "Corporate and Other." We originate and service residential and commercial mortgages in Massachusetts and Connecticut through Bay Finance Company, Inc., our wholly-owned real estate and commercial lending subsidiary. Our Corporate and Other segment captures activities which are not related to our other segments, including activities of the parent company.

Insurance Business Overview

Property and Casualty Insurance - Massachusetts	Property and Casualty Insurance - Other Than Massachusetts

Subsidiaries (A.M. Best's rating*)	* Commerce (A+ (superior)) * Citation (A+ (superior))	* American Commerce (A+ (superior)) * Commerce West (A+ (superior)) * Commerce (New Hampshire only)
Insurance Products	* Personal Automobile * Commercial Automobile * Homeowners * Other	* Personal Automobile * Commercial Automobile * Homeowners * Other
Principal Markets	* Massachusetts	* Arizona(b) * California * Washington * Rhode Island	* Oklahoma * Oregon * Ohio * Kentucky
Market Position	Commerce: * Largest writer of personal automobile insurance * Largest writer of homeowners insurance * Second largest writer of commercial automobile insurance	American Commerce: * Less than 3% of personal automobile market in several states Commerce West: * Less than 1% of personal automobile market in California
Principal Competitors (personal automobile market share)(a)	* Safety Insurance Companies (11.0%) * Arbella Insurance Co. (9.3%) * The Premier Insurance Company of Massachusetts (7.5%) * Liberty Mutual (7.5%)	American Commerce: * State Farm (16.5% of U.S. market) * Allstate (8.9% of U.S. market) Commerce West: * Mercury Insurance (9.1% of California market) * Progressive (2.9% of California market)
In-force Policies	* 1,097,308	American Commerce: * 181,281 Commerce West: * 35,710 Commerce (New Hampshire Only): * 8,316

*Consolidated rating is based on our Inter-affiliate Pooling Agreement.
(a)

The market share measures for competitors of our Massachusetts segment represent the Massachusetts market at November 30, 2004 as reported by CAR. The market share measures for competitors of our other than Massachusetts segment were reported by A.M. Best and represent the markets at December 31, 2003.

(b) On February 10, 2005, Arizona ceased being a principal market. See "Business in Other States" which follows.

Our direct premiums written for the years ended December 31, 2004 and 2003 follows (dollars in millions):

	Massachusetts		All Other States		Total		% of Total

	2004	2003	2004	2003	2004	2003	2004	2003

Personal Automobile	$1,327	$1,191	$201	$195	$1,528	$1,386	83.1%	83.5%
Homeowners	121	103	43	36	164	139	8.9	8.4
Commercial Automobile	97	90	9	8	106	98	5.8	5.9
Other Lines	39	35	1	1	40	36	2.2	2.2

Total	$1,584	$1,419	$254	$240	$1,838	$1,659	100.0%	100.0%

Percentage of Total	86.2%	85.6%	13.8%	14.4%	100.0%	100.0%

We attribute our success primarily to the following factors:

*	a highly experienced management team with a proven track record;

*	our strong relationships with independent insurance agencies that provide quality business to us;

*	our in-depth understanding of the Massachusetts regulatory and underwriting environments;

*	our ability to operate efficiently with economies of scale;

*	our ability to compete in an affinity group marketing environment;

*	our strong relationships with various AAA organizations;

*	our advanced information systems with an extensive underwriting database; and,

*	our history of maintaining a strong financial condition.

      Our relationships with our independent insurance agencies are critical to our continued success. We believe that we are the preferred provider for most of our agencies and that, as a result, we have gained access to policyholders with above average underwriting profit characteristics. We focus on selecting and retaining agencies with premium volume and loss ratios that meet our criteria, and we devote substantial resources to maintaining strong relationships with our existing agencies. We pay our agencies significant compensation in the form of profit sharing, which is primarily based on the underwriting profits of each agency's business written with us. In addition, we occasionally sponsor incentive award trips for agents to encourage profitability and growth. See "Marketing."

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

      Massachusetts Business. We believe that a significant factor in our success is our focus on the personal automobile insurance market in Massachusetts, which accounted for 72.2% of our total direct premiums written for the year ended December 31, 2004. The terms, conditions, and rates of personal automobile insurance are subject to extensive regulation in Massachusetts. As a consequence of our focus on the Massachusetts market, we have both an in-depth understanding of this market and the ability to respond effectively to shifts in the state's regulatory and underwriting environments. Currently, we are required by law to accept virtually all private passenger automobile insurance business submitted to us by our agencies in Massachusetts. Our ability to underwrite this business profitably, however, depends on our understanding of the risks in the business as well as our management of reinsurance through CAR.

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

      We believe our long-term commitment to providing consistent markets for Massachusetts insurance agencies is a significant factor in enabling us to increase and maintain our market share by contracting with agencies that meet our agency criteria. We believe that Massachusetts insurance agencies are more likely to seek to develop and expand relationships with domestic insurers that, like us, have a long-term commitment to, and focus on, the Massachusetts personal automobile market.

      Business in Other States. American Commerce predominantly writes private passenger automobile and homeowners insurance in 11 states exclusively through 21 independent insurance agencies owned and operated by AAA clubs, excluding AAA Arizona, Inc. Products are similar to those offered by us in Massachusetts, although pricing of products is determined on a state-by-state basis. All of its business is underwritten at American Commerce's headquarters in Columbus, Ohio. American Commerce primarily targets preferred insurance risks.


      On February 10, 2005, American Commerce received notification from one of its agents, AAA Arizona, Inc., that it intends to stop writing business with American Commerce effective immediately, and AAA Arizona indicated that it intends to transfer all of its existing business from American Commerce. This action by AAA Arizona is a result of their new affiliation with CSAA Inter-insurance Bureau. The timeframe of the transfer of existing business has not been determined. As indicated in the following table, AAA Arizona was American Commerce's largest agent in terms of direct written premium produced, and AAA Arizona generated 2.7% and 2.9% of our total consolidated direct written premium for 2004 and 2003, respectively. American Commerce will continue to write business in Arizona but will no longer market its products through AAA Arizona. Commerce West began writing business in Arizona through independent agencies in early 2005. At this time, we are not able to estimate the impact of these events on our Arizona writings.

      Commerce West predominantly writes preferred private passenger automobile insurance in California. All of Commerce West's business is underwritten at its headquarters in Pleasanton, California. Commerce West also writes standard and non-standard private passenger and commercial automobile business in California and non-standard business in Oregon. Commerce West writes its business through 1,073 independent insurance agencies and brokers in California and Oregon.

      The states with the highest direct premiums written by American Commerce, which amount to greater than 90% of its business in 2004, the two states in which Commerce West writes insurance, and the one state other than Massachusetts in which Commerce writes insurance, for the years ended December 31, 2004, 2003 and 2002 follow:

Company	State	2004	2003	2002

American Commerce:	Arizona(a)	$ 49,494	$ 47,740	$ 30,396
	Washington	30,583	21,592	16,339
	Rhode Island	24,126	21,138	17,371
	Oklahoma	23,467	18,536	13,010
	Ohio	18,295	20,375	16,923
	Oregon	15,338	14,861	13,046
	Kentucky	10,166	9,861	8,289
	Indiana	5,364	6,268	6,242
	Tennessee	4,939	4,526	3,376
	Idaho	3,392	3,326	3,010
	South Dakota	1,110	1,032	980
	Other States(b)	5,538	11,234	10,171

	Total	$191,812	$180,489	$139,153

Commerce West:	California	$ 49,327	$ 47,648	$ 40,861
	Oregon	4,769	5,518	5,464

	Total	$ 54,096	$ 53,166	$ 46,325

Commerce:	New Hampshire	$ 7,654	$ 5,907	$ 2,855

(a)	As noted above, AAA Arizona stopped writing business with American Commerce in February 2005.
(b)	Represents states from which American Commerce is withdrawing.

      Inter-Affiliate Pooling Agreement. We implemented an inter-affiliate reinsurance pooling agreement, which we refer to as a "pool" or "pooling agreement," that was effective for the first quarter of 2004, contemporaneously with the reorganization of our insurance subsidiary companies. The pool consists solely of our four insurance subsidiary companies. The pool permits each insurance subsidiary to rely on the capacity of the entire pool, rather than its own capital and surplus, and it prevents any one insurance subsidiary from suffering any undue losses, as all insurance subsidiaries will share underwriting profits and losses in proportion to their pool participation percentages. It produces a more uniform and stable underwriting result than the companies would otherwise experience individually, and, we believe, permits a more efficient use of our surplus, particularly following the completion of our debt offering in 2003 to support premium growth. We also expect the pool to provide greater diversification for each subsidiary, both geographic and, to a lesser extent, by product mix. The pool has permitted all of our insurance subsidiaries to obtain a group rating from each of A.M. Best, Moody's Investors Service and Standard & Poor's.


      The pool participation percentage of each insurance subsidiary reflects the ratio of that subsidiary's year end 2003 policyholders' surplus to our aggregate policyholders' surplus. For 2004, the percentages follow:

Commerce Insurance	79.6%
Citation Insurance	10.0%
American Commerce	7.2%
Commerce West	3.2%

      Through the pooling agreement, Commerce assumed from all the other insurance subsidiaries, net of applicable reinsurance, all of their combined premiums, losses, loss expenses and underwriting expenses. In addition, Commerce combined this business with its own direct business, and then ceded back to the other insurance subsidiaries their respective percentage of the combined premiums, losses, loss expenses and underwriting expenses of all of our insurance subsidiaries, including Commerce. Accounts are rendered quarterly with inter-company balances settled within the next quarter. The pool may be terminated in the event of an uncured breach or by mutual agreement of all of the parties.

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

Our published maximum automobile liability limits by state follow (in thousands):

	Maximum Liability Limits			Most Commonly Purchased Limits

	Per Person	Per Accident	Property Damage	Per Person	Per Accident	Property Damage

Commerce and Citation:
Massachusetts business	$ 500	$1,000	$ 100	$100	$300	$100
New Hampshire	250	500	250	100	300	100
Massachusetts voluntary
commercial(a)	1,000	1,000	500	($1,000 combined single limit)
Commerce West:
California personal	500	500	100	15	30	10
Oregon	250	500	100	25	50	10
California commercial	($1,000 combined single limit)			($1,000 combined single limit)
American Commerce:
Majority of states	1,000	1,000	1,000	100	300	50

(a)	Our Massachusetts voluntary commercial accounts have a choice between the separate limits indicated and a maximum liability limit of $1,000 for combined single limit, which is the most common choice.

      Citation also provides a separate rating tier for preferred commercial automobile business. Citation wrote approximately 11% of the commercial automobile premium produced during 2004. We expect that these secondary rating tiers will continue to assist us in retaining better commercial automobile and homeowner accounts. Although we were the second largest writer of commercial automobile insurance in Massachusetts, we were the largest writer of voluntary commercial automobile insurance, as reported by CAR through November 2004.

      Homeowners Insurance. We also offer homeowners insurance in Massachusetts, including exposures in company-designated coastal areas, which were less than 3% of our total Massachusetts homeowners exposures at year end. Our average homeowners policy is an all risk, replacement cost insurance policy covering a dwelling and its contents. Our published limits of liability for property damage to a dwelling in Massachusetts are a minimum coverage of $100 and a maximum coverage of $750. Some policies over this amount are written on an exception basis. For personal liability, the minimum coverage is $100 and the maximum coverage is $1,000. The average dwelling coverage amount per policy in Massachusetts written by Commerce and Citation is approximately $220. Generally, the average amount of contents coverage is 50% of the amount of coverage for the dwelling, with limitations on the amount of coverage per item placed on securities, cash, jewelry, furs, silverware, computer equipment, and firearms. However, additional coverage for such items can be purchased. We also offer personal liability umbrella coverage of $1,000, $2,000 and $3,000, which is reinsured through Employers Reinsurance Corporation.


      We offer a preferred risk homeowners product through Citation, which has an alternative pricing schedule for selected insureds meeting more restrictive underwriting guidelines. Citation produced approximately 54% of our Massachusetts homeowner business during 2004, calculated based on direct premiums written.

      American Commerce writes homeowners insurance as well. The maximum liability limit for homeowners insurance written by American Commerce is $500, and the most commonly purchased coverage is $100. Commerce West does not write homeowners insurance.

Homeowners business is reinsured through a 70% quota share agreement. Refer to Note M to the audited consolidated financial statements in this form 10-K.

Massachusetts Automobile Business

      Massachusetts automobile business is the principal component of our Massachusetts property and casualty operations. During the three-year period from 2002 through 2004, average mandated Massachusetts personal automobile insurance premium rates increased an average of 1.7% per year. The Commissioner approved an average decrease of 1.7% in personal automobile premiums for 2005, as compared to an increase of 2.5% in 2004. Coinciding with the 2005 rate decision, the Commissioner also approved a 4.8% increase in the commission agents receive for selling private passenger automobile insurance in 2005. The following table shows the state-mandated average rate change, the actual average revenue change per exposure and our average revenue change per exposure as estimated for 2005 and for the three previous years in Massachusetts.

Year	State Mandated Average Rate Change (2)	Actual State Average Revenue Change Per Exposure (2)	Commerce Average Revenue Change Per Exposure

2005 (1)	(1.7)%	1.5%	0.8%
2004	2.5%	7.0%	5.8%
2003	2.7%	8.1%	7.9%
2002	0.0%	5.0%	5.3%

(1)	Estimated for actual state and Commerce average revenue change per exposure.
(2)	Based on Massachusetts Division of Insurance filings.

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

      Commonwealth Automobile Reinsurers. A significant aspect of our automobile insurance business relates to our interaction with CAR. CAR enables Commerce and the other participating insurers to reinsure any automobile risk that the insurer perceives to be under-priced. CAR is responsible for the administration of the personal and commercial automobile reinsurance mechanisms in Massachusetts. Participating insurers, which are responsible for over 99% of total direct premiums written for personal automobile insurance in Massachusetts, are required to offer automobile insurance coverage to all eligible applicants pursuant to "take-all-comers" regulations, but may reinsure under-priced business with CAR. In addition, participating insurers are obligated to accept ERPs from CAR and to provide an automobile insurance market in Massachusetts for those agencies. ERP assignments occur by line of business and may apply to personal automobile only, commercial automobile only, or both lines.

      CAR maintains separate pools for personal and commercial automobile risks. All companies writing automobile insurance in Massachusetts share in the underwriting results of CAR business for their respective product line or lines, whether or not they are servicing carriers. CAR has annually generated underwriting losses, primarily in the personal automobile pool. Accordingly, each automobile insurer attempts to develop and implement underwriting strategies that will minimize its relative share of the CAR deficit while maintaining acceptable loss ratios on risks not reinsured through CAR.

      Our Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K has additional information about CAR, including significant changes to the CAR rules that the Commissioner adopted in December 2004 but were stayed by a judicial order issued February 1, 2005.

Marketing

      We market our insurance products exclusively through a network of licensed independent agents in all states, except in California where we also utilize some brokers. As of December 31, 2004, we had 622 agents throughout Massachusetts (of which 207 are ERPs), 47 agents writing business in New Hampshire, 1,073 agents and brokers in California and Oregon for Commerce West, and 352 agents in 11 states for American Commerce, excluding AAA Arizona, Inc. Our voluntary, non-ERP independent agencies may also represent other insurance companies, some of which may compete directly with us. The ERPs may represent other companies for lines of business other than personal and/or commercial automobile and, for these other lines, the ERPs may represent companies that compete with us. The independent insurance agencies are under contract with our subsidiaries and must conduct their business according to the provisions of their contracts. Contracts for Massachusetts agencies may be terminated by us upon 180 days notice to the agency or at will by the agency. Commerce and Citation may extend the termination date for renewal business to 13 months in accordance with Massachusetts state law. ERP contracts may be terminated by us with 30 days notice if the ERP violates CAR rules and our actions are upheld by the CAR Governing Committee.

      Massachusetts Business. We seek to establish long-term relationships with voluntary agencies that can generate a sizable volume of business with profitable underwriting characteristics and for which we will be among the top one or two preferred writers of private passenger automobile policies. Of the 622 licensed independent agencies currently in our Massachusetts network, 241 agencies have been licensed with us for less than five years. This is primarily the result of 127 new appointments in 2002, most of whom came from our acquisition of the Massachusetts personal automobile business written by Berkshire Mutual Insurance Company and MassWest Insurance Company. We also have 50 agencies with licenses from six to ten years and 331 licensed agencies that have been writing business with us for over ten years, of which 215 have been associated with us for over 15 years.

      We also assess whether the mix of a prospective agency's business will expand our presence in one or more of our core product lines. In 2004, the agencies representing us in Massachusetts produced an average of approximately $2,493 of our direct premiums written per agency, a 15.7% increase as compared to 2003. Direct premiums written in 2004 and 2003 by our Massachusetts agencies follow:

	No. of Agencies

Premium Range	2004	2003

Under $1,000	183	238
$1,000 to $2,000	200	199
$2,000 to $3,000	102	100
$3,000 to $4,000	47	39
Over $4,000	90	74

      Our three largest agencies each produced approximately $102,055, $23,857, and $19,718 of our Massachusetts direct premiums written, or approximately 6.6%, 1.5% and 1.3% of total Massachusetts direct premiums written, respectively.

      Included in the increase for Massachusetts personal automobile direct premiums written are premiums that were the result of appointments of new agents, most of which were ERPs. During 2004, Commerce had 20 new appointments. Of these new appointments, eight were voluntary agents resulting in an additional $15,786 in premiums. The remainder of the new appointments were ERPs. Business obtained from these new ERPs amounted to $4,429 during 2004.

      We carefully monitor an agency's performance. An Agency Evaluation Committee, composed of representatives of our Marketing, Underwriting, and Premium Accounting departments, uses a host of pre-established criteria (loss ratio, premium volume, business distributions, etc.) to evaluate agencies continuously. Generally, we will counsel an agency on how to improve its underwriting and profitability before we consider terminating the agency. During 2004, we terminated six non-ERP agencies.

      Our agencies receive commissions on policies written for us and are eligible to receive additional compensation through a profit sharing arrangement. The Commissioner annually establishes a minimum average direct commission for personal automobile insurance, which in 2004 was 10.5%. For qualified agents, we pay a bonus to increase compensation paid on an agent-by-agent basis, varying the amount based on premium volume, risk distribution, length of time with us, and historical profitability. Our agents' profit sharing is tied to the underwriting profit on policies written by an agency. We generally pay a qualifying agency up to 45% of the rolling three-year underwriting profit attributable to the agency's business. The arrangement for profit sharing on Massachusetts policies utilizes a three-year rolling plan, with one-third of each of the current and the two prior years' profit or loss calculations, summed to a single amount. This amount, if positive, is multiplied by the profit sharing rate and paid to the agent. To qualify for profit sharing, an agent generally must have a three-year average loss ratio of 55% or better. CAR credits for voluntary business written in under-priced territories and credits for writing youthful operators on a voluntary basis can increase the loss ratio eligibility for profit sharing. Books of business with limited credits must achieve a lower loss ratio, generally around 50%, to qualify. In 2004, our total commissions to our agencies were 17.7% of direct premiums written, of which direct commissions and profit sharing were 12.2% and 5.5%, respectively, versus total compensation expensed of 13.8%, of which 12.5% was direct commissions and 1.3% was profit sharing in 2003. Total commissions are higher than the personal automobile minimum commission rates primarily due to negotiated commissions in 2004 to agencies with better performing private passenger automobile books of business, coupled with higher commissions on non-automobile lines of business.


      We also occasionally sponsor incentive award trips to encourage and reward agency profitability and growth. Expenses in 2004 related to sales incentive contests were $1,827. We are holding sales incentive contests, for which qualifying growth will run between 2004 and 2005, with a trip taking place in 2005.

      We devote substantial time and resources to the development of our information systems, which we believe have enhanced both our underwriting and our agency support. Through the use of several customized software programs, we have the ability to analyze our internal historical underwriting data and use such information in making, in our belief, more informed underwriting decisions. Our information systems also enable us to provide extensive support to our agencies. This support includes a direct billing system, which covers over 98% of our policyholders, and an on-line inquiry system, which allows agencies to ascertain the status of pending claims and direct bill information via the Internet. The system also allows agents on-line access to manuals, reports and forms. We also offer an agency upload for personal and commercial automobile and an agency download product for personal and commercial automobile, as well as homeowners. We expect to expand these offerings from time to time. In addition, we provide access to a system that allows our agencies to quote premiums for our three core product lines directly to policyholders. During 2004, more than 95% of our agents had access to one or more of these systems. In early 2005, we began offering on-line access to insureds for certain premium billing and claim information.

      We believe that, because of our compensation arrangements and our emphasis on service, we are the preferred provider for most of our agencies. Although we believe, based on annual surveys of our agencies, that our relationships with our independent agencies are excellent, any disruption in these relationships could adversely affect our business.

      Affinity Programs in Massachusetts. Since 1995, we have been a leader in affinity group marketing in Massachusetts by providing discounts to members of the AAA clubs. Based on information provided to us by the AAA clubs operating in Massachusetts, we believe that membership in these clubs represents approximately one-third of the Massachusetts motoring public. In 2004, we increased our total Massachusetts private passenger automobile written insurance exposures by 4.9%, ending 2004 with approximately 29.0% of the Massachusetts private passenger automobile market, up from 27.7% at the end of 2003.

The AAA Affinity group discount has been established at 5.0% for 2005. The rate for 2004 and 2003 was 5% and the rate for 2002 was 6%.

      Programs in Other States. Both American Commerce and Commerce West file and seek approval for premium rates with the respective divisions of insurance in the states where they do business. American Commerce competes for business by using AAA-owned and operated independent agencies that offer competitively priced products and provide quality service. The AAA-owned independent agencies are offered compensation in the form of commission and profit sharing, based primarily on loss ratios, as well as stock options and bonuses based on the year-over-year increase in the volume of agency business written with American Commerce. Commerce West competes for business by using independent insurance agencies and brokers that offer competitively priced products and provide quality service. Commerce West offers compensation to agents and brokers in the form of commissions and profit sharing, which are based in part on the underwriting profits and losses of the agency business written with us. Commerce offers competitively priced products and commissions to agents in New Hampshire. Profit sharing, based on loss experience, is also offered as an inducement for exceptional business.

Underwriting

      We seek to achieve an underwriting profit, as measured by a statutory combined ratio of less than 100%, in each of our product lines. Our strategy is designed to achieve consistent profitability with substantial growth in net premiums written during hard markets and growth that is more modest during soft markets. All of our policies have been written on a "claims incurred basis," meaning that we cover claims based on occurrences that take place during the policy period.

      Agencies are authorized to bind us on risks as limited by our written underwriting rules and practices, which establish eligibility rules for various policies and coverages, unacceptable risks, and maximum and minimum limits of liability. For non-automobile policies, other than certain umbrella policies, our agencies have the ability to bind us for a limited period, typically 60 days, during which time we review all risks to determine whether we will accept or reject the policy. During this review period, we are obligated to pay any claim that would be covered under the policy. Violation of our underwriting rules and practices is grounds for termination of the agency's contract with us.


      In Massachusetts, we and each of the other servicing carriers of CAR must write all private passenger automobile risks submitted to us. Massachusetts personal automobile insurance rates are fixed annually by the Commissioner. All companies writing personal automobile policies are required to use such mandated rates, unless they have received prior approval from the Commissioner to offer a lower rate. The actual premium paid by a particular policyholder, however, is adjusted, either up or down, based upon the driving record of the insured operator. Moving violations and accidents for which the insured was at fault within the most recent six year period are used to determine each operator's safe driver surcharge or credit.

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

      For our business written outside of Massachusetts and other product lines within Massachusetts, including homeowners and commercial lines of general liability and property insurance, rates are based in part on loss cost data from the Insurance Services Office, or ISO, which is an industry bureau providing policy forms and rate making data, and in part, on our own experience and industry price levels. We are not obligated by statute to accept every homeowners risk submitted to us. Accordingly, risks meeting our underwriting guidelines are accepted, and all other risks are declined or not renewed. We use ISO policy forms and have added special coverage features to meet our product needs. Rates and forms must be filed with and approved by the insurance commissioner in each state where we do business.

Reinsurance

      In addition to participating in CAR, we reinsure with other insurance companies, on a claims incurred basis, a portion of our potential exposure under the policies we have written. The objective of this reinsurance is to mitigate the adverse financial consequences of a severe loss under individual policies, or catastrophic occurrences where a number of claims can produce an extraordinary aggregate loss. Reinsurance does not legally discharge us from our primary liability to the insured for the full amount of the policies, but it does make the reinsurer liable to us to the extent of the reinsured portion of any loss ultimately suffered. We seek to utilize reinsurers that we consider adequately capitalized and financially able to meet their respective obligations under reinsurance agreements with us. We use a variety of reinsurance mechanisms to protect ourselves against loss. For additional information, please refer to Note M to the audited consolidated financial statements included in this Form 10-K.

Involuntary Pool

      Our insurance subsidiaries are required to participate in various Property Insurance Underwriting Associations, the most significant of which is the Fair Access to Insurance Requirements Plan (FAIR Plan) in Massachusetts. The federal government reinsures those insurers participating in FAIR Plans against excess losses sustained from riots and civil disorders. The Massachusetts FAIR Plan has coastal exposures which could be significant and could result in losses which could be material to the FAIR Plan and participating insurance companies. The Massachusetts FAIR Plan does not purchase catastrophe reinsurance; consequently, we have exposure from our proportionate share of catastrophic events. Our estimated losses from the Massachusetts FAIR Plan are $24,000 for 100-year loss events and $47,000 for 250-year loss events. Our estimates were derived by utilizing the RMS (Risk Management Solutions) Version 4.3, risk assessment system. These FAIR Plan estimated losses would be in addition to the net losses retained by us, as we do not carry Reinsurance for this exposure.

Settlement of Claims

      Claims under insurance policies written by us are investigated and settled primarily by our claims adjusters. Commerce also employs investigators to address suspected insurance fraud and abuse. American Commerce settles claims at three regional claims offices located around the country. In addition to these individuals, American Commerce uses the services of independent appraisal firms and independent property adjusting companies, which are also located around the country. Commerce West settles claims at its home office. In addition, Commerce West uses the services of independent appraisal firms located in California and Oregon. If a claim or loss cannot be settled and results in litigation, we retain outside counsel to represent us.

      We believe that, based on surveys of our agency force and insureds, through our claims staff of experienced adjusters, appraisers, managers, and administrative staff, we have higher customer satisfaction than many of our competitors. All claims office staff members work closely with agents, insureds and claimants with a goal of settling claims fairly, rapidly and cost effectively.


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

Loss and Loss Adjustment Expense (LAE) Reserves

      The following table represents the development of reserves, net of reinsurance, for 1994 through 2004. The top line of the table shows the reserves at the balance sheet date for each of the indicated years, representing the estimated losses and LAE for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of successive years expressed as a percentage with respect to that year's ending reserve liability. The lower portion of the table shows the re-estimated amount as a percentage of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments and the frequency and severity of claims for individual years. Favorable loss development exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2004. Favorable development is depicted as a positive number in the line "Redundancy expressed as a percentage of year end reserves." The table shows that we have redundancies in each of the last nine years.

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

Loss and LAE Reserve Development

	2004	2003	2002	2001	2000	1999	1998(1)	1997	1996	1995	1994

	(Dollars stated in millions)

Reserves for losses and loss
adjustment expenses	$830.1	$792.3	$678.3	$594.2	$585.9	$558.8	$561.2	$529.8	$534.0	$493.9	$455.5

Paid (cumulative) as a percentage
of current reserves as of:
One year later		50.3%	51.9%	51.9%	53.2%	51.6%	48.9%	53.2%	52.3%	49.7%	49.0%
Two years later			72.0	72.6	73.2	73.5	72.2	77.4	75.0	72.0	70.2
Three years later				84.6	84.7	84.5	83.6	92.3	87.7	86.1	82.9
Four years later					91.8	90.6	89.2	98.6	96.3	92.9	91.9
Five years later						94.9	92.2	101.6	99.2	98.2	95.3
Six years later							94.0	102.8	100.4	99.1	98.4
Seven years later								103.8	101.0	99.9	98.8
Eight years later									101.7	100.3	99.3
Nine years later										100.5	99.7
Ten years later											99.8
Reserves re-estimated as a
percentage of initial reserves as of:
One year later		92.8%	96.3%	97.6%	94.0%	92.4%	92.9%	88.4%	84.3%	82.2%	83.6%
Two years later			93.8	93.9	93.7	90.3	91.9	85.6	79.3	74.1	73.2
Three years later				92.7	91.8	90.3	91.3	85.1	77.4	71.5	68.9
Four years later					91.4	89.3	91.3	84.7	77.3	69.7	67.8
Five years later						89.1	88.8	84.4	77.1	70.4	66.3
Six years later							88.8	81.0	76.8	70.1	66.9
Seven years later								80.7	74.5	69.9	66.8
Eight years later									74.2	68.3	66.7
Nine years later										68.3	65.1
Ten years later											65.0
Redundancy expressed as a
percent of year end reserves		7.2%	6.2%	7.3%	8.6%	10.9%	11.2%	19.3%	25.8%	31.7%	35.0%

Gross liability, end of year	$990.3	$957.4	$815.6	$695.2	$684.8	$671.0	$657.0	$639.7	$658.0	$620.9	$593.0
Reinsurance recoverables	160.2	165.1	137.3	101.0	98.9	112.2	95.8	109.9	124.0	127.0	137.5

Net liability, end of year	$830.1	$792.3	$678.3	$594.2	$585.9	$558.8	$561.2	$529.8	$534.0	$493.9	$455.5

Gross re-estimated liability - latest	$ -	$867.1	$838.2	$729.2	$710.9	$670.4	$666.9	$610.2	$578.3	$520.6	$450.6
Re-estimated recoverable - latest	-	131.8	201.9	178.3	175.3	172.7	168.7	182.7	182.0	183.4	154.6

Net re-estimated liability - latest	$ -	$735.3	$636.3	$550.9	$535.6	$497.7	$498.2	$427.5	$396.3	$337.2	$296.0

(1)

The 1998 amount includes an adjustment to add $63.1 million in loss and LAE reserves for American Commerce at January 29, 1999. For additional information about losses and LAE, gross and net of reinsurance, see Note F to the audited consolidated financial statements included in this Form 10-K.


      Included in our loss reserves are liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as oil spills, mold and lead paint. We held reserves in the amount of $1,680 for lead paint related claims at December 31, 2004. Our reserves for environmental claims such as oil spills and mold were $4,406 and $559, respectively, at December 31, 2004. These reserves have been established to cover claims for known losses. Because of our limited exposure to these types of claims, we believe they will not have a material impact on our financial position.

Operating Ratios

      Loss and Underwriting Expense Ratios. Loss and underwriting expense ratios are used to interpret the underwriting experience of property and casualty insurance companies on a statutory basis. Certain corporate expenses included in our loss adjustment expenses and policy acquisition costs do not impact the statutory loss and LAE ratio or the statutory underwriting ratio because they are not expenses borne by our insurance subsidiaries. Underwriting profit margins are reflected by the extent to which the sum of the loss and underwriting expense ratios, which we refer to as the combined ratio, is less than 100%. The combined ratio is considered the best simple index of current underwriting performance of an insurer. The ratios which follow include lines of insurance other than automobile. Data for the property and casualty industry generally may not be directly comparable to our data. This is because we conduct our business primarily in Massachusetts, where approximately 86.2% of our direct premiums were written for the year ended December 31, 2004, and, secondly, we primarily write personal automobile insurance.

	Year Ended December 31,

	2004	2003	2002	2001	2000

Company Group Statutory Ratios (unaudited)
Loss and LAE Ratio	62.8%	73.4%	75.1%	74.5%	71.7%
Underwriting Expense Ratio	24.9%	22.9%	23.6%	24.2%	25.1%

Combined Ratio	87.7%	96.3%	98.7%	98.7%	96.8%

Industry Combined Ratio (all writers) (1)	93.9%	98.1%	104.5%	109.5%	109.7%

(1)

Source: A.M. Best's Review/Preview (January 2005), as reported by A.M. Best for all property and casualty insurance companies and adjusted to reflect our relative product mix. The 2004 industry information is estimated by A.M. Best.

      Premiums-to-Surplus Ratio. While there is no regulatory requirement applicable to us which establishes a permissible statutory net premiums-to-surplus ratio, guidelines established by the NAIC provide that this ratio should be no greater than 300%.

The premium-to-surplus ratios for the five years ended 2004 for our industry and us follow (in millions of dollars):

	2004	2003	2002	2001	2000

Net premiums written by us	$1,712.5	$1,555.5	$1,313.0	$1,079.0	$1,008.9
Policyholders' surplus of our
insurance subsidiaries(1)	$1,290.1	$1,075.1	$ 662.0	$ 715.9	$ 661.0
Our ratio	132.8%	144.7%	198.3%	150.7%	152.6%
Industry ratio(2)	112.3%	117.4%	130.5%	112.0%	94.4%

(1)	The increase in policyholders' surplus from 2002 to 2003 was primarily the result of our $300 debt offering. The proceeds from the offering were used as additional paid-in capital for Commerce.
(2)	Source: A.M. Best's Review/Preview (January 2005), for all property and casualty insurance companies. The 2004 industry information is estimated by A.M. Best.

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

      For additional information on our investment income and investment portfolio, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note C to the audited consolidated financial statements included in this Form 10-K.

Regulation

      Our primary business is subject to extensive regulation. In Massachusetts, the Commissioner of Insurance is appointed by the Governor and has broad authority. The Commissioner fixes maximum policy rates and establishes minimum agent commission levels on personal automobile insurance. In addition, the Commissioner grants and revokes licenses to write insurance, approves policy forms, sets reserve requirements, determines the form and content of statutory financial statements and establishes the type and character of portfolio investments. The Commissioner also approves company submissions regarding affinity group insurance programs and corresponding discounts along with safe driver deviations. Consequently, the policies and regulations set by the Commissioner are an important element of writing insurance in Massachusetts. In states other than Massachusetts, premium rates generally must be filed with, and approved by the Commissioner of Insurance in that particular state. In general, minimum commissions to agents are not set by the other state commissioners.

      State insurance regulators are responsible for conducting periodic examinations of insurance companies. Massachusetts Division of Insurance regulations provide that insurance companies will be examined every five years or more frequently as deemed prudent by the Commissioner. California Department of Insurance regulations provide that insurance companies will be examined every three years. Ohio Department of Insurance regulations provide that insurance companies will be examined at least every five years. Both Commerce and Citation are currently being examined for the five-year period ended December 31, 2003. Commerce West was last examined in 2004 by the California Department of Insurance for the four-year period ended December 31, 2003. American Commerce was examined in 2004 by the Ohio Department of Insurance for the five-year period ended December 31, 2002. These examinations have produced no material findings.

      At the state level, various forms of automobile insurance reform are continuously debated. In Massachusetts, for example, new regulations and legislation are often proposed with the goal of reducing the need for premium increases for CAR deficit sharing. As discussed elsewhere in this Form 10-K, the Commissioner adopted regulations on December 31, 2004 that, if implemented, would effect a material change in the Massachusetts automobile insurance market for risks that an insurer perceives to be under-priced. These regulations would create an assigned risk plan to replace the current loss-pooling reinsurance arrangement under CAR. On February 1, 2005, a Massachusetts court stayed the implementation of the regulations until a court decides whether the Commissioner has the legal authority to unilaterally implement them without legislative action.

      Although the U.S. federal government does not directly regulate the insurance industry, federal initiatives often have an impact on the industry. Proposed legislation currently exists in Congress, the State Modernization and Regulatory Transparency (SMART) Act, which would force states to comply with uniform standards and resolve disputes, speed up the process of getting new products to the market and move toward a system of market-based rates. Congress and certain federal agencies continue to investigate the current condition of the insurance industry, encompassing both life and health and property and casualty insurance, in the United States in order to decide whether some form of federal role in the regulation of insurance companies would be appropriate. Congress conducts hearings relating, in general, to the solvency of insurers and has proposed federal legislation from time to time on this and other subjects.

      The Terrorism Risk Insurance Act of 2002 established a temporary federal program that provides a system of shared public and private compensation for certain insured losses resulting from acts of terrorism. Due to the types of coverage offered by us and the limited exposure we have outside of Massachusetts, the Act's financial impact upon us has been immaterial.

      New York Attorney General Eliot Spitzer and his staff have been challenging two separate but related insurance industry practices - fraudulent bid fixing and certain contingent commission payments. Mr. Spitzer and his staff have taken legal action against several companies as a result of these challenges. No such action has been taken against us or any of our subsidiaries, nor do we expect any such action to occur.

      Automobile Insurance Regulation Overview. Massachusetts has required compulsory automobile insurance coverage since 1925. States other than Massachusetts generally have varying levels of minimum compulsory insurance. Under current law, all Massachusetts motorists are required to carry certain minimum coverages mandated by the state. The Commissioner fixes and establishes, among other things, the maximum rates insurers may charge for the compulsory personal automobile coverages. With very limited exceptions, each servicing carrier writing automobile insurance in Massachusetts must accept all risks submitted to the servicing carrier for the compulsory coverage, but is permitted to reinsure these risks (including affinity group marketing insurance risks) through CAR.

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


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

      Massachusetts personal automobile premiums charged to a policyholder are adjusted based upon the safe driver rating of the operator. Moving violations and at-fault accidents affect each driver's safe driver rating. In addition, the Extra Risk Rating regulations permit insurers to deny coverage or charge surcharged rates for physical damage coverage to both high risk vehicles and insureds with excessive prior loss or violation activity.

      The Commissioner sets an average minimum direct agency commission rate for personal automobile insurance. With respect to risks reinsured through CAR, the maximum amount of commissions that CAR will reimburse, as part of their expense allowance structure, is fixed at that prescribed rate.

Other than Massachusetts rates and commissions are set competitively on a company-by-company and state-by-state basis.

      Mandatory Underwriting. Massachusetts law specifies that all individuals holding a valid driver's license be entitled to purchase the mandatory automobile insurance coverages regardless of their driving experience or accident record. Massachusetts law also places certain restraints on insurers' discretion to refuse to renew automobile insurance policies. Policyholders are generally entitled to renew except in cases of fraud, material misrepresentation, revocation or suspension of an operator's license or nonpayment of premiums. With very limited exceptions, servicing carriers that participate in CAR in Massachusetts must accept every automobile risk submitted to them.

      Under the Massachusetts system of rate regulation, some personal automobile insurance risks are purposefully under-priced by the Commissioner, and therefore, absent state-intervention, insurers would not ordinarily choose to write those risks. The CAR reinsurance program described below is intended to mitigate the burden imposed by the Massachusetts take-all-comers system, by allowing insurers to transfer the exposure for under-priced risks to an industry pool, and by granting participation credits for certain under-priced risks. These credits are required by statute.

      Commonwealth Automobile Reinsurers. CAR is a Massachusetts state-mandated reinsurance mechanism, under which all premiums, expenses and losses on ceded business are pooled and shared by all insurers. It is similar to a joint underwriting association because a number of insurers participate in the program. As of December 31, 2004, 29 insurers were servicing carriers for the commercial automobile line of business, some of which participated in the personal automobile line. There were a total of 19 companies, including Commerce, that were servicing carriers for the personal auto pool.

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

      An insurer may terminate its participation in CAR by surrendering, for example, its license to write automobile policies in Massachusetts. Termination does not discharge or otherwise affect liability of an insurer incurred prior to termination. A withdrawing insurer is assessed a share of CAR's projected deficits for future years based on the insurer's prior years' participation in CAR. The assessment paid by the withdrawing insurer is redistributed to the remaining insurers based on their participation ratios.

      An insurer can transfer its obligations for its personal insurance policies to another insurer who formally agrees to assume these obligations. The transferring insurer is thereby relieved of future CAR obligations which otherwise would have arisen as a consequence of the business transferred. As previously noted, additional information about CAR, including regulatory reform, is in Item 7 of this Form 10-K.


      Insurance Holding Company Structure. As an insurance holding company, we are subject to regulation under the insurance holding company statutes of the states in which our subsidiary insurance companies are incorporated. Because our subsidiaries are members of an insurance holding company system, they are required to register with their respective Divisions of Insurance and to submit reports describing:

* the capital structure;

* general financial condition;

* ownership and management of each insurer and any person or entity controlling the insurer;

* the identity of every member of the insurance holding company system; and

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

      Payment of Dividends. Under Massachusetts law, an insurer may pay cash dividends only from earnings and statutory surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate in relation to its financial needs. Following the declaration and payment of such dividends, the insurer must file a report with the Commissioner. A Massachusetts insurance company may not pay an extraordinary dividend or distribution unless the insurer gives the Commissioner at least 30 days' prior notice of the declaration and the Commissioner does not disapprove of the plan of payment prior to the date of such payment. An extraordinary dividend or distribution includes any dividend or distribution whose fair market value together with other dividends or distributions made within the preceding 12 months exceeds the greater of 10% of surplus, or net income for the 12 month period ending the 31st day of December. California and Ohio have laws similar to those in Massachusetts regulating the payment of dividends by insurance companies.

      The aggregate amount of dividends calculated in accordance with regulations in Massachusetts, California and Ohio that could have been paid in 2004 from all of our insurance subsidiaries without prior regulatory approval was approximately $140.0 million, of which $23.9 million was declared and paid during 2004.

      Protection Against Insurer Insolvency. All insurance companies are required to participate in insurance insolvency fund programs in the states in which they write. For further information, please refer to Note L to the audited consolidated financial statements included in this Form 10-K.

      National Association of Insurance Commissions Guidelines. The NAIC Insurance Regulatory Information System, or IRIS, was developed by a committee of state insurance regulators and is intended primarily to assist state insurance regulators in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the "usual values" on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the year ended December 31, 2004, our consolidated property and casualty operations had no ratios outside the "usual values."


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

      Insurers having less statutory surplus than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC model formula proposes four levels of regulatory action. The extent of regulatory intervention and action increases as the percentage of surplus to RBC falls. The first level, defined by the NAIC as the "Company Action Level," requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. As indicated in the following table, the RBC level of each of our insurance subsidiaries at December 31, 2004 significantly exceeds the 200% RBC level requirements.

	Commerce	Citation	American Commerce	Commerce West

Statutory surplus	$1,031,811	$120,973	$94,397	$42,894
200% RBC Company Action Level	204,063	20,492	16,646	6,934

Statutory surplus in excess of RBC
Company Action Level	$ 827,748	$100,481	$77,751	$35,960

RBC amounts	$ 102,031	$ 10,246	$ 8,323	$ 3,467

Percent of surplus to RBC amounts	1,011%	1,181%	1,134%	1,237%

Competition

      The property and casualty insurance industry is highly cyclical, characterized by periods of increasing premium rates and limited underwriting capacity, followed by periods of intensive price competition and abundant underwriting capacity. This industry also is highly competitive, with a large number of companies, many of which operate in more than one state, offering automobile, homeowners, commercial property and other lines of insurance. Some of our competitors have larger volumes of business and greater financial resources than we have and some sell insurance directly to policyholders rather than through independent agents.

      Massachusetts. Our insurance products are marketed exclusively through independent agencies, including ERPs. Because most of our voluntary agencies represent more than one company, we face competition within each of these agencies. We compete for business within independent agencies by offering a more attractively priced product through our AAA discount to the consumer and by paying agents significant compensation in the form of commissions and profit sharing. We also seek to provide a consistent market, prompt servicing of policyholder claims and effective agency support services. We have agreed that we shall be the AAA clubs' exclusive underwriter of Massachusetts personal automobile group programs, and we have a rolling three-year contract with the AAA clubs. This contract automatically renews annually and may be terminated upon a minimum of two years written notice to us.

      We believe that the Massachusetts regulatory environment has discouraged certain companies with more traditional underwriting and pricing approaches from establishing a presence or expanding their market share in Massachusetts. We believe that proposed changes to CAR rules and the Massachusetts personal auto system reflect a desire expressed by the Commissioner and the Massachusetts Governor to change the Massachusetts system for regulating automobile insurance to one that is more in line with the rest of the country. In April 2004, the Governor appointed a task force to review potential changes to the system that are intended to increase competition. Any material change in this situation could adversely affect our business. For additional information, see "Massachusetts Personal Automobile Insurance" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

      Other States. We compete with various regional and domestic insurers, national agency companies and direct writers. Any of these competitors could undertake actions that could adversely affect our profitability, such as pricing automobile insurance premiums more aggressively or offering greater compensation to independent agencies.

Our Employees

      As of December 31, 2004, we employed 2,101 people. Commerce and Citation employed 1,797 people; American Commerce employed 219 people; and Commerce West employed 85 people. We are not a party to any collective bargaining agreements, and we believe our relationships with our employees are very good.

Information Available on Our Website

      We make available, free of charge, on our website (http://www.commerceinsurance.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the United States Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The following are posted on our website and are available in print to any stockholder upon request:

*	Corporate Governance Guidelines
*	Code of Ethics
*	Nominating and Corporate Governance Committee Charter
*	Audit Committee Charter
*	Compensation Committee Charter
*	Procedures to Contact Non-Management Directors
*	Procedures to Contact the Board of Directors

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

*

Regulatory changes to enhance competition or reform CAR in Massachusetts could adversely affect our participation in CAR, market share and profitability. These include changes to CAR Rules 11 and 12, which deal with participation, credits and penalties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

*	Market fluctuations and changes in interest rates have had, and may continue to have, significant and negative effects on our investment portfolio.

*	We may not be able to alleviate risk through reinsurance arrangements successfully, which could cause us to reduce our premiums written in certain lines or could result in losses.

*	We rely on our information technology and telecommunication system and the failure of these systems could adversely affect our business.

Executive Officers of the Registrant

      The information regarding executive officers called for by regulations of the Securities and Exchange Commission is incorporated by reference from information about our executive officers in Item 10 of this Form 10-K.

ITEM 2. PROPERTIES

      We conduct our Massachusetts operations from approximately 436,000 square feet of space in several buildings that we own in Webster, Massachusetts, which is located approximately 50 miles southwest of Boston. Our data processing and operational departments are housed in modern office buildings. Commerce West currently leases approximately 22,000 square feet of office space in Pleasanton, California. American Commerce conducts its operations from approximately 40,000 square feet of space in a building it owns located on a two acre site in Columbus, Ohio. American Commerce also leases property at three district claims offices.

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

      On January 5, 2005, we filed an action against the Massachusetts Commissioner of Insurance in Massachusetts Superior Court, Suffolk County, seeking to block regulations adopted by the Commissioner on December 31, 2004. We argued that the new rules are inconsistent with existing Massachusetts laws. Several ERPs and other Massachusetts insurers have joined in challenging the new regulations. On February 1, 2005, a Massachusetts trial court stayed the implementation of the new rules until a court decides whether the new rules are consistent with Massachusetts law. We cannot predict whether the Commissioner's efforts to reform the residual market system without legislative action will be successful, nor can we predict when this matter will be resolved. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      On January 5, 2004, the Massachusetts Attorney General (AG) filed an appeal with the Supreme Judicial Court of Massachusetts arguing that the Massachusetts Division of Insurance (DOI) "wrongly imposed a 2.5% increase" in average personal automobile premiums for 2004. In November 2004, the Supreme Judicial Court rejected the AG's appeal in part and instructed the DOI to revisit rates for bodily injury coverage. We cannot predict whether the remaining part of the AG's appeal will be successful and, if so, whether it will have a material impact on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol "CGI." The high, low and close prices for shares, as quoted on Bloomberg.com, of our common stock for 2004 and 2003 follow:

	2004			2003

	High	Low	Close	High	Low	Close

First Quarter	$48.54	$39.27	$48.00	$38.38	$31.70	$34.20
Second Quarter	49.95	42.98	49.37	38.00	33.91	36.20
Third Quarter	50.94	46.84	48.40	40.00	35.34	37.96
Fourth Quarter	62.68	46.98	61.04	41.24	37.93	39.50

      As of February 28, 2005, there were 966 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in "street name" or held in accounts for participants of our Employee Stock Ownership Plan.

      Our Board of Directors voted to declare four quarterly dividends to stockholders of record totaling $1.31 per share and $1.27 per share in 2004 and 2003, respectively. On May 21, 2004, the Board voted to increase the quarterly stockholder dividend from $0.32 to $0.33 per share to stockholders of record as of June 1, 2004. Prior to that declaration, we had paid quarterly dividends of $0.32 per share dating back to May 16, 2003 when the Board voted to increase the dividend from $0.31 to $0.32 per share.

      In November 2001, the Board of Directors authorized a stock buy-back program to purchase an additional 2,000,000 shares of our common stock. During the period from January 1, 2004 through December 31, 2004, we did not purchase any of our common stock under this authorization.

      During the three months ended December 31, 2004, we acquired shares of our common stock through transactions which involved the exercise of stock options by our officers. Instead of paying us cash to exercise their stock options, some officers tendered their previously owned shares of common stock in our Company, in accordance with the stock option agreement. The average price paid per share is calculated in accordance with the stock option agreement, and represents the five-day average of our common stock's daily high and low trading prices prior to exercise. A summary of these treasury stock transactions follows:

2004 Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(a)

October	--	--	--	858,300
November	48,976	$50.48	--	858,300
December	--	--	--	858,300

(a)

The maximum number of shares that may yet be purchased under the plan are not affected by shares transacted through the exercise of stock options, because our Board of Directors determined that such transactions do not apply to its stock buy-back authorization.

      A portion of our cash flow consists of dividends received from Commerce Holdings, Inc. (CHI), which receives dividends from Commerce and Citation. The payment of any cash dividends to holders of common stock by us therefore depends on the receipt of dividend payments from CHI. To the extent Commerce and Citation are restricted from paying dividends, CHI will be limited in its ability to pay dividends to us. The payment of dividends by Commerce and Citation is subject to limitations imposed by Massachusetts law, as discussed in Item 1 of this report under "Regulation."

We will provide, upon written request and without charge, a copy of this Form 10-K. Requests must be directed to:

Name:	Randall V. Becker
Title:	Treasurer and Chief Accounting Officer
Address:	211 Main Street
Webster, MA 01570

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The data below should be read in conjunction with the consolidated financial statements, related footnotes, and other financial information included herein. The financial statements for the years ended December 31, 2004 and 2003 were audited by PricewaterhouseCoopers LLP. The financial statements for the three years ended December 31, 2002 were audited by Ernst & Young LLP. All dollar amounts in the following tables are in thousands, except per share data.

	2004	2003	2002	2001	2000

Statement of Earnings Data:
Net premiums written	$1,712,543	$1,555,499	$1,313,014	$1,078,967	$1,008,911
Increase in unearned premiums	(73,710)	(109,871)	(102,974)	(35,315)	(54,428)

Earned premiums	1,638,833	1,445,628	1,210,040	1,043,652	954,483
Net investment income	115,711	92,183	98,466	99,563	96,830
Premium finance and service fees	28,281	26,908	21,498	17,819	15,227
Amortization of excess of book
value of subsidiary interest over cost	-	-	-	3,389	3,390
Net realized investment gains
(losses)	23,628	76,103	(82,385)	(10,633)	29,550
Other income	118	-	9,500	-	-

Total revenues	1,806,571	1,640,822	1,257,119	1,153,790	1,099,480

Losses and loss adjustment expenses	1,044,840	1,070,147	909,769	781,631	686,157
Policy acquisition costs	439,232	350,250	295,324	264,377	243,257
Interest expense and amortization
of bond fees	18,313	1,120	-	-	-

Total expenses	1,502,385	1,421,517	1,205,093	1,046,008	929,414

Earnings before income taxes, minority interest
and change in accounting principle	304,186	219,305	52,026	107,782	170,066
Income taxes	89,003	58,068	17,063	18,392	38,306

Earnings before minority interest and
change in accounting principle	215,183	161,237	34,963	89,390	131,760
Minority interest in net (earnings) loss of subsidiary	(752)	(294)	555	863	320

Earnings before change in accounting principle	214,431	160,943	35,518	90,253	132,080
Change in accounting principle, net of taxes	-	-	11,237	-	-

Net earnings	$214,431	$160,943	$46,755	$90,253	$132,080

Comprehensive income	$201,751	$164,762	$59,625	$90,814	$168,570

Basic earnings per share:
Before change in accounting principle	$6.54	$5.03	$1.09	$2.69	$3.87
Change in accounting principle	-	-	0.34	-	-

Net earnings	$6.54	$5.03	$1.43	$2.69	$3.87

Diluted earnings per share:
Before change in accounting principle	$6.51	$4.99	$1.08	$2.67	$3.87
Change in accounting principle	-	-	0.34	-	-

Net earnings	$6.51	$4.99	$1.42	$2.67	$3.87

Cash dividends paid per share	$1.31	$1.27	$1.23	$1.19	$1.15

	2004	2003	2002	2001	2000

Balance Sheet Data:
Total investments	$2,527,733	$2,211,099	$1,613,439	$1,530,713	$1,497,387
Premiums receivable	457,928	408,894	297,610	246,221	230,580
Total assets	3,610,396	3,211,286	2,419,073	2,187,143	2,111,104
Unpaid losses and loss adjustment
expenses	990,260	957,353	815,626	695,192	684,805
Unearned premiums	902,566	810,462	687,148	563,456	519,885
Bonds payable	298,186	297,984	-	-	-
Stockholders' equity	1,116,156	912,211	790,052	809,433	781,881
Stockholders' equity per share	33.50	28.45	24.60	24.43	23.16

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise stated, "we," "our" or "us" means The Commerce Group, Inc. and its subsidiaries. "Commerce" refers to The Commerce Insurance Company, "Commerce West" refers to Commerce West Insurance Company, "American Commerce" refers to American Commerce Insurance Company, "Citation" refers to Citation Insurance Company, and "AHC" refers to ACIC Holding Co., Inc. In addition, unless otherwise stated, all references to "years ended" are for our fiscal year which ends December 31. Dollar amounts are in thousands, except per share data.

      The purpose of the following discussion and analysis is to provide you with information that will assist you in understanding our financial condition and results of operations as reported in our consolidated financial statements. Therefore, the following should be read in conjunction with our consolidated financial statements in this Form 10-K.

Business Overview

      We provide personal and commercial property and casualty insurance primarily in Massachusetts and in other states. Our core product lines are personal automobile, homeowners, and commercial automobile. We market our products exclusively through our network of independent agents in all states, except California, where we use agents and brokers. Our primary business strategy is to focus on the personal automobile insurance market in Massachusetts and to grow and diversify by increasing the proportion of our business written in other states in which we currently have a significant presence, primarily from Commerce West and American Commerce.

      We manage our business in four reportable segments: property and casualty insurance - Massachusetts, property and casualty insurance - other than Massachusetts, real estate and commercial lending, and corporate and other.

      Our ability to capitalize on our business strengths and implement our strategies is subject to particular risks. For example, because we are primarily a personal automobile insurance carrier, adverse developments in this industry could negatively affect us more than insurers that are more diversified across multiple business lines. Additionally, the concentration of our business in Massachusetts makes us more susceptible to any adverse development in the prevailing legislative, regulatory, economic, demographic, competitive and other conditions, including weather-related events, and adverse judicial decisions in Massachusetts, and could make it more costly or difficult for us to conduct our business. Our affinity group marketing programs provide members of participating groups and associations with a convenient means of purchasing discounted private passenger automobile insurance. We would lose a significant avenue for offering our existing affinity group discounts and our sales of personal automobile and homeowner insurance products in Massachusetts would likely decline if our affinity relationship with the AAA Clubs of Massachusetts is substantially changed or terminated and we are unable to devise and implement effective mitigation measures. These AAA arrangements have rolling three-year terms, and a Massachusetts AAA Club may terminate the agreement upon a minimum of two years' written notice. American Commerce has relationships with various AAA Clubs other than Massachusetts, which are not subject to any minimum advance notice to terminate. If American Commerce's relationship with one or more large AAA clubs terminates, then American Commerce would lose a substantial portion of its business, which could have a material adverse effect on our business and results of operations.

Commonwealth Automobile Reinsurers

      A significant aspect of our automobile insurance business relates to our interaction with Commonwealth Automobile Reinsurers (CAR). CAR is a reinsurance mechanism mandated in Massachusetts, which enables us and the other participating servicing carriers to reinsure any automobile risk that they perceive to be under-priced. Since its inception, CAR has annually generated significant underwriting losses, primarily in the personal automobile pool. All companies writing automobile insurance in Massachusetts share in the underwriting results of CAR business for their respective product line or lines.

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of December 31, 2004, we were not aware of any CAR member company which has failed to meet its obligations.

CAR Regulatory Reform

      The Massachusetts Commissioner of Insurance (the "Commissioner") adopted regulations ("New Rules") on December 31, 2004 enacting a wholesale change of the Massachusetts involuntary private passenger motor vehicle insurance market from a loss-sharing system to a risk-sharing system. The New Rules would be implemented in two steps, including a transition phase followed by the adoption of the risk-sharing system. If the New Rules became effective January 1, 2005, they would effect a material change in the Massachusetts automobile insurance market for risks that are reinsured through the "residual market" known as CAR. A stay has been issued by a Massachusetts trial court, barring the implementation of the New Rules until the court decides whether the New Rules are consistent with Massachusetts law. While the New Rules are stayed, CAR will operate in accordance with the rules that existed immediately prior to the Commissioner's adoption of the New Rules or any rules changes that may be permitted under the court imposed stay.

      Overview of the stayed New Rules. The transition phase of the New Rules was schedule to begin January 1, 2005 and run through 2007. The focus of the transition phase is to effect a fundamental change in the allocation of so-called "high loss ratio" exclusive representative producers or ERPs. An ERP is a Massachusetts automobile insurance agency that does not have a voluntary agency automobile insurance relationship with an insurer, and which is assigned by CAR to an insurer who is a Servicing Carrier. In general, a high loss ratio ERP is a subclass of ERPs composed of those ERPs with a loss ratio of 125% or greater.

The primary transition phase elements in the New Rules call for the current personal automobile residual market pool to be comprised of three components:

(1)	a pool of ceded business written, excluding the impact of the net rate subsidy described in (3) below, through high loss ratio ERPs;

(2)	a pool containing ceded business, excluding the impact of the net rate subsidy described in (3) below, written through voluntary agents and ERPs that are not high loss ratio ERPs; and

(3)	a pool comprised of the net ceded subsidies from the high loss ratio and non-high loss ratio ERPs.

      CAR would apportion the underwriting results of the high loss ratio ERP pool among all insurers based on each insurer's voluntary agent market share on June 30, 2004. The CAR residual market deficit from ceded business written through voluntary agents and ERPs that are not high loss ratio ERPs would be allocated based on the market share of those agents, modified by a company's utilization of CAR. The results from the subsidy pool, which replaces the current system of CAR credits, would be allocated based on each individual company's net voluntary mix of subsidized and rate redundant business as that relates to the mix of business written by the entire market.

      The New Rules would also require, for the period beginning January 1, 2005, that only companies with a September 30, 2004 market share of 2% or more will remain as a servicing carrier for the business written by ERPs. As part of these New Rules, high loss ratio and non-high loss ratio ERPs would be reapportioned amongst these servicing carriers so as to equalize the amount of ERP business written by each servicing carrier in proportion with each servicing carrier's share of the total servicing carrier market. Lastly, the New Rules would create the assigned risk plan for certain eligible business, entitled the Massachusetts Automobile Insurance Plan (the "MAIP"), beginning in 2006 for certain new business, 2007 for certain renewal business and ultimately for all business in 2008.

      The New Rules approved by the Commissioner for the MAIP, along with the related Transition Rules, can be found under the section titled "Decision and Order on Changes to Rules of Operation 2, 9 through 14, and 17, and Rules 21 through 40" located at the Massachusetts Division of Insurance website address: http://www.mass.gov/doi/Legal_Hearings/Legal_Dec_decisions.html

      Pro Forma Impact of Revised Rules on 2003 Results. Although the New Rules have been stayed by the court, we have estimated their impact in the event that the stay is lifted and the New Rules are implemented retroactive to January 1, 2005. We believe that the decreased cession penalties contained within the New Rules could substantially increase the amount of business ceded to CAR. It is impossible for us to estimate, however, either the extent of the increase in the volume of business ceded to CAR or the resulting impact on the residual marketplace. Consequently, our pro forma estimate does not include this probable effect nor changes in cession behavior that could occur.

      While we believe it is premature to estimate the impact of the New Rules on our future financial results, we have estimated the effect the New Rules would have had if they had been in effect for the 2003 CAR policy year, which is the most recent policy year for which substantially complete CAR data is available. Based upon our analysis of the stayed New Rules, we estimate that Commerce's increased share of the residual market deficit would amount to an additional pre-tax CAR expense between $15.2 million and $18.7 million for CAR policy year 2003, which utilizes a participation ratio for the high loss ratio pool of 25.6%. The pre-tax effect would partially impact fiscal 2003 and fully impact fiscal 2004. The ranges provided are indicative of varying CAR cession strategies that may have been utilized by us for the high loss ratio ERPs that would have been assigned to us under the reapportionment described above. Our 2005 participation ratio for the high loss ratio pool is approximately 28.7% and a proportional increase in our 2003 pro forma estimate for 2005 and beyond could be expected based on increases in our market share. Lastly, due to the estimated increased CAR expenses for policy year 2003, we expect that our agent profit sharing expenses would decline between $3.5 million and $4.3 million, which would partially impact fiscal 2003 and fully impact fiscal 2004.


      Comparison to Prior Pro Forma Estimate. The above amounts are significantly different from the amounts we previously published in our October 2004 estimate of CAR Reform because the New Rules differ substantially from the rules approved by CAR at that time, primarily in three ways. First, the October rules called for much higher expense reimbursements for business serviced by the servicing carriers versus the New Rules. Secondly, it appeared that all the high loss ratio ERP business would be required to be ceded to CAR under the October rules. Lastly, only six servicing carriers were required under the October rules versus 12 under the New Rules.

      Impact of stayed New Rules for 2005. While the New Rules are stayed, CAR will operate under the rules that existed immediately prior to the Commissioner's adoption of the New Rules or as rule changes are permitted. A company's participation ratio in CAR's deficit is directly affected by the business it keeps voluntarily, as well as what it cedes to CAR. The values associated with credits as a result of voluntary retentions and penalties for ceding under existing CAR rules are set annually but have not yet been established and approved by the Commissioner for 2005. Until these values are known, we cannot predict the resulting impact on the CAR deficit for 2005, or the impact on our participation ratio. If significant changes are made to these values from those established for 2004, companies could cede significantly larger amounts of business to CAR, thereby increasing the overall CAR deficit and our participation ratio could also significantly increase. If this were to happen, we could be faced with significantly higher CAR costs in 2005 as compared to 2004.

      We cannot predict whether the court will permit the Commissioner to implement the New Rules and, if so, whether the New Rules would become effective retroactively to January 1, 2005 as proposed, nor can we predict when this matter will be resolved. As such, we cannot predict whether the New Rules will affect our competitive position or financial performance other than as described above. We intend to review and, if necessary, revise our business strategies in response to the above information.

Recent Development

      On February 10, 2005, American Commerce received notification from one of its agents, AAA Arizona, Inc., that it intends to stop writing new business with American Commerce effective immediately and indicated that it intends to transfer all of its existing business from American Commerce. AAA Arizona was American Commerce's largest agent in terms of direct written premium produced, having generated $49,494 in direct written premium in 2004, representing 25.8% of American Commerce's total direct written premium and 2.7% of our consolidated total direct written premium. American Commerce will continue to write business in Arizona but will no longer market its products through AAA Arizona. Commerce West began writing business in Arizona through independent agencies in early 2005. At this time, we are not able to estimate the impact of these events on our Arizona writings.

Our Revenues and Expenses

Our revenue principally reflects:

*	earned premiums, consisting of:

--

premiums that we receive from sales by our agents of property and casualty insurance policies, primarily personal automobile, homeowners and commercial automobile, which we refer to as direct premiums written, plus

	--	premiums we receive from insurance policies that we assume, primarily from CAR, which we refer to as assumed premiums, less

	--	the portion of our premiums that is ceded to CAR and other reinsurers, which we refer to as ceded premiums, less

	--	the change in the portion of premiums that will not be recognized as income for accounting purposes until a future period, which we refer to as unearned premiums;

*	investment income that we earn on our invested assets;

*	premium finance charges and service fee income that we earn in connection with the billing and deferral of premium payments; and

*	realized investment gains and losses.

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

Our Critical Accounting Policies

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

      Unpaid Losses and Loss Adjustment Expenses. The liability for loss and loss adjustment expenses represents our best estimate of the ultimate net cost of all loss and loss adjustment expenses incurred after reinsurance and amounts estimated to be recoverable through salvage and subrogation. The estimate for ultimate net cost of all losses incurred through the balance sheet date includes the adjusted case estimates for losses, incurred but not reported (IBNR) losses, salvage and subrogation recoverable and a reserve for LAE. In arriving at our best estimate, we begin with the aggregate of individual case reserves and then make adjustments to these amounts on a line of business basis. These adjustments to the aggregate case reserves by line of business are made based on analyses performed by us as further described below. The entire liability for unpaid losses and LAE is also separately reviewed quarterly and annually by our actuarial department. Liability estimates are continually analyzed and updated, and therefore, the ultimate liability may be more or less than the current estimate. The effects of changes in the estimates are included in the results of operations in the period in which the estimates are revised.

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

When reviewing the liability for unpaid losses and LAE, we analyze historical data and estimate the impact of various factors such as:

*	payment trends;

*	loss expense per exposure;

*	our historical loss experience and that of the industry;

*	frequency and severity trends; and

*	legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes and trends in general economic conditions, including the effects of inflation and recession.

      This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors, as noted above.


      We determine our net liability estimate for losses and LAE by using individual estimates of reported claims adjusted for our best estimate by line of business and a review of these results by our actuarial area using generally accepted actuarial reserving techniques. After taking into account all relevant factors, we believe that, based on existing information, the provision for losses and LAE at December 31, 2004 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability, however, may be greater or lower than established reserves. If the ultimate payment is greater than or less than our estimated liability for losses and LAE, we will incur additional expense or income, as appropriate, which may have a material impact on our results of operations.

      Our financial management personnel calculates our estimate independently from those amounts calculated by our actuaries, and therefore, the final results are usually different. We estimate our amounts primarily by reviewing historical loss and LAE data, focusing mainly on payment data. We also review and compare the most recent loss frequency, severity, and payment data to historical trends in an attempt to determine if patterns are remaining consistent or not. We attempt to establish our reserve estimate as close as possible to the amount required for the ultimate future payments necessary to settle all losses. Our aggregate actuarial estimate for the loss and LAE reserves, on a consolidated basis and net of reinsurance recoverable, ranges from a low of $760.9 million to a high of $875.1 million, as of December 31, 2004. Our financial statement loss and LAE reserves net of reinsurance, based on our best estimate, was established at $830.1 million for that date.

      Investments and Other-than-temporary Impairments. The carrying values of investments in fixed maturities, which include taxable and non-taxable bonds, and investments in common and preferred stocks, are derived from market prices supplied by our investment custodian, or when no price is provided by the custodian, we obtain a third party valuation. Fair market value of fixed maturities and equity securities is based on quoted market prices. For other investments, fair value equals quoted market price, if available. Unrealized investment gains and losses on common and preferred stocks and fixed maturities, to the extent that there is no other-than-temporary impairment of value, are credited or charged, net of any tax effect, to a separate component of stockholders' equity, known as "net accumulated other comprehensive income (loss)," until realized.

      We review all security holdings on a quarterly basis for potential other-than-temporary impairments due to declines in market value in accordance with GAAP. As part of this process, we consider any significant market declines in the context of the overall market and also in relation to the outlook for the specific issuer of the security and the issuer's industry. Each quarter, we review all securities whose market values have declined below book price. From a quantitative standpoint, we view all securities that have declined more than 20% below book price and have remained so for two consecutive quarters as potentially in need of a write-down. Any other security that we view as impaired for a significant period of time is also a candidate for a write-down, even if the percentage decline is less than 20%. In addition, we perform the following quarterly impairment review of our portfolio:

*	We review all holdings with an unrealized loss of over $250, or more than 20% below cost.

*	We review all holdings with unrealized losses over $100, or more than 10% below cost, for securities at a continuous loss position period of 12 to 36 months.

*	We review all securities that have been at a continuous loss position for 36 months or more.

*	We review both issue specific data and general market data for all perpetual preferred stocks that have been at a continuous loss position for over 12 months.

*	Generally, we consider all AAA/AA rated U.S. Government securities with market values less than cost as temporarily impaired due to our intent and ability to hold these securities to recovery.

*	We consider market activity between our quarter-end date and earnings release date in our evaluation.

      If a security is deemed other-than-temporarily impaired, we adjust the security's cost basis to market value through realized loss based on publicly available prices or, in the absence of such information, on a price supplied by a broker. There is a risk that we may assess an other-than-temporary decline in market value as being temporary and, consequently, not charge the impairment to our earnings, which could have a significant impact on our future earnings and financial position.


      Our net earnings in recent years have been significantly affected by our ownership interests in several closed-end preferred stock mutual funds that we were required to account for using the equity method of accounting. For our investment in any fund in which we own 20% or more of the fund's shares, the equity method of accounting requires us to categorize as a realized investment gain or loss the change in the net asset value of that fund from the beginning of the current fiscal year. Our investment in these funds has had a material effect on our realized gains and losses in recent years and may have caused our net earnings to be more volatile than those of similar companies. During 2003, we decreased our ownership below 20% in all but one closed-end preferred stock mutual fund. At December 31, 2004, we continued to have only one closed-end preferred stock mutual fund in which we owned more than 20%.

Massachusetts Personal Automobile Insurance

      Overview. We have been the largest writer of personal property and casualty insurance in Massachusetts in terms of market share of direct premiums written since 1990. Our estimated share of the Massachusetts personal automobile market increased to 29.0% during the eleven months ended November 30, 2004, significantly exceeding our two nearest competitors, Safety Insurance Group, Inc. and Arbella Insurance Group, who maintained an estimated 11.0% and 9.3% market share, respectively.

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

      Changes in Premium Rates. During the three-year period from 2002 to 2004, average mandated Massachusetts personal automobile insurance premium rates increased an average of 1.7% per year. Coinciding with the 2005 rate decision, the Commissioner also approved a 4.8% increase in the commission agents receive for selling private passenger automobile insurance for 2005. The following table shows the state-mandated average rate change, the actual average revenue change per exposure and our average revenue change per exposure as estimated for 2005 and for the three previous years in Massachusetts.

Year	State Mandated Average Rate Change (2)	Actual State Average Revenue Change Per Exposure (2)	Commerce Average Revenue Change Per Exposure

2005(1)	(1.7)%	1.5%	0.8%
2004	2.5%	7.0%	5.8%
2003	2.7%	8.1%	7.9%
2002	0.0%	5.0%	5.3%

(1)	Estimated for actual state and Commerce average revenue change per exposure.
(2)	Based on Massachusetts Division of Insurance filings.

      Although mandated average personal automobile premium rates increased 2.5% in 2004, our average revenue per exposure increased 5.8%. We believe that the relative increase for 2004 as compared to the Commissioner's state mandated average rate resulted primarily from:

*	the fact that our mix of personal automobile coverage differs from that of the industry; and

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


      Affinity Group Marketing. Since 1995, we have been a leader in affinity group marketing in Massachusetts, through agreements with the three American Automobile Association Clubs operating in Massachusetts, offering discounts on private passenger automobile insurance to the clubs' members who reside in the state. A 5% discount was approved by the Commissioner for policies effective January 1, 2005. This same discount existed in 2004. Based on information provided to us by the AAA clubs operating in Massachusetts, we believe that membership in these clubs represents approximately one-third of the Massachusetts motoring public. The following table presents total direct premiums written attributable to the AAA clubs' group business in Massachusetts for the years ended 2004, 2003 and 2002:

	2004	2003	2002

Total AAA-Massachusetts direct premiums written	$725,600	$691,700	$619,000
Percentage of total direct premiums written	39.5%	41.7%	44.0%
Percentage of Massachusetts direct personal automobile premiums written	54.7%	58.0%	60.0%
Total AAA-Massachusetts exposures	$645,000	$649,000	$625,000
Percentage of Massachusetts exposures	55.0%	58.1%	59.8%

      The decreasing percentages since 2002 are attributed to a higher rate of increase in non-affinity group business and a slight decrease in AAA-Massachusetts exposures. Of the total Massachusetts automobile exposures written through the AAA affinity group program by us in 2004, approximately 14.1% were written through insurance agencies owned by the AAA clubs (7.8% of our total Massachusetts automobile exposures). The remaining 85.9% of the AAA group program were written through our network of independent agents (92.2% of our total Massachusetts automobile exposures).

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

*

Loss and LAE Ratio. The loss and LAE ratio is the percentage of losses and loss adjustment expenses (including corporate expenses) incurred to earned premiums. We calculate this ratio net of our reinsurance recoveries. We use this ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing.

*

Underwriting Expense Ratio. The underwriting expense ratio is the percentage of underwriting expenses (including corporate expenses) incurred to net premiums written. Underwriting expenses are the aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations. In addition, underwriting expenses are grossed-up for any change in deferred acquisition costs.

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

Results of Operations

Our key operating measures for the years ended December 31, 2004, 2003 and 2002 follow (dollars in millions, except earnings per share):

	2004	2003	2002

Diluted earnings per share	$6.51	$4.99	$1.42
Return on equity	23.5%	20.4%	5.8%
Direct premiums written	$1,838.2	$1,659.0	$1,406.9
Direct earned premiums	$1,753.3	$1,544.1	$1,288.7
Net investment income	$115.7	$92.2	$98.5
Underwriting expense ratio	26.2%	23.5%	24.1%
Loss and LAE ratio	63.8%	74.0%	75.2%
Combined ratio	90.0%	97.5%	99.3%

Year Ended 2004 Compared to Year Ended 2003

The significant increase in earnings and ROE in 2004 over 2003 was primarily due to the decrease in our loss ratio. We attribute the improvement in our loss ratio to several factors:

*	an increase in average earned premium revenue per automobile (see discussion regarding premium results),

*	a decrease in the current year personal automobile physical damage claim frequency,

*	more favorable loss reserve development compared to 2003, and

*	improved results from CAR.

      The effect of our improved loss ratio on 2004 earnings was partially offset by the increase in our underwriting ratio. This increase was driven by a significant increase in our agents' profit sharing expense in 2004. The increase in agents' profit sharing expense is the result of substantially better underwriting results in 2004 than in 2003. The impact of our increased agents' profit sharing expense on our underwriting ratio was partially offset by lower 2004 policy year mandated agency commission rates for Massachusetts personal automobile policies.

      The market price for our common stock and our financial results directly affects our expense related to stock options and book value awards (BVAs), respectively. Our stock option expense represents options granted to both employees and American Commerce agents. An increase in the market value of our stock will increase the expense we recognize for options subject to variable accounting. Similarly, an increase in our net income will increase the value of, and therefore the expense we recognize for, outstanding BVAs. We record these expenses in two separate line items on our income statement - losses and loss adjustment expenses and policy acquisition costs. The stock option and BVA expenses recorded in each line item for the years ended 2004 and 2003 follow:

	2004	2003

Losses and loss adjustment expenses	$20,383	$12,306
Policy acquisition costs	17,161	10,364

Total stock option and BVA expenses	$37,544	$22,670

Premium Results

Direct premiums written and earned for the years ended 2004 and 2003 follow:

	2004	2003	$ Change	% Change

Massachusetts Direct Premiums Written:
Personal automobile	$1,327,375	$1,191,123	$136,252	11.4%
Commercial automobile	96,646	89,862	6,784	7.5%
Homeowners	121,222	102,951	18,271	17.7%
Other lines	39,421	35,468	3,953	11.1%

Massachusetts Direct Premiums Written	1,584,664	1,419,404	165,260	11.6%

Other Than Massachusetts Direct Premiums
Written:
Personal automobile	200,700	194,409	6,291	3.2%
Commercial automobile	9,131	8,067	1,064	13.2%
Homeowners	42,561	36,098	6,463	17.9%
Other lines	1,185	991	194	19.6%

Other Than Massachusetts Direct Premiums
Written	253,577	239,565	14,012	5.8%

Total Direct Premiums Written	$1,838,241	$1,658,969	$179,272	10.8%

Massachusetts Direct Earned Premiums:
Personal automobile	$1,260,307	$1,111,551	$148,756	13.4%
Commercial automobile	93,994	82,382	11,612	14.1%
Homeowners	111,355	92,459	18,896	20.4%
Other lines	37,717	31,887	5,830	18.3%

Massachusetts Direct Earned Premiums	1,503,373	1,318,279	185,094	14.0%

Other Than Massachusetts Direct Earned
Premiums:
Personal automobile	200,715	186,123	14,592	7.8%
Commercial automobile	8,536	6,992	1,544	22.1%
Homeowners	39,558	31,777	7,781	24.5%
Other lines	1,079	888	191	21.5%

Other Than Massachusetts Direct Earned
Premiums	249,888	225,780	24,108	10.7%

Total Direct Earned Premiums	$1,753,261	$1,544,059	$209,202	13.5%

Massachusetts Segment

      We experienced growth in direct premiums written in all of our insurance categories in Massachusetts, with growth in personal automobile accounting for approximately 82% of the segment's increase. Personal automobile business growth was a result of a 6.2% increase in average written premium per written exposure coupled with a 4.9% increase in the number of exposures written during 2004. Our year-to-date homeowners growth was from a 12.2% increase in average premium per policy coupled with a 1.9% increase in the number of policies. Our year-to-date commercial automobile growth was from a 3.1% increase in average premium per policy coupled with a 4.3% increase in the number of policies.

Other Than Massachusetts Segment

      Personal automobile and homeowners growth accounted for approximately 91% of the increase in direct premiums written in states other than Massachusetts. The increase in personal automobile and homeowners business was primarily due to additional rate per policy, partially offset by a decrease in the number of policies. The policy count decrease was primarily due to increased levels of competition, our desire to maintain appropriate underwriting results and withdrawal from several states as previously reported.

Net Investment Income

      Our net investment income for the year ended 2004 increased $23,528, or 25.5% compared to 2003. Net investment income is affected by the composition of our investment portfolio and yields on those investments.

The composition of our investment portfolio, at cost, at December 31, 2004 and 2003 follows:

	2004	% of Total	2003	% of Total

Fixed maturities(a)	$1,674,849	66.7%	$1,478,737	67.8%
Preferred stocks	421,247	16.8	283,423	13.0
Common stocks	74,865	3.0	95,412	4.4
Preferred stock mutual funds	54,653	2.2	50,795	2.3
Mortgages and collateral notes	15,107	0.6	16,774	0.8
Cash and cash equivalents	220,988	8.8	215,541	9.9
Other investments	48,588	1.9	38,826	1.8

Total investments	$2,510,297	100.0%	$2,179,508	100.0%

(a)	Fixed maturities include GNMA & FNMA mortgage-backed bonds, corporate bonds, U.S. Treasury bonds and notes and tax-exempt state and municipal bonds.

Key measures of net investment income for the years ended 2004 and 2003 follow:
	Years Ended

Investment Return:	2004	2003

Average month-end investments (at cost)	$2,319,170	$1,742,869
Net investment income before tax	115,711	92,183
Net investment income after-tax	90,756	73,210
Net investment income as a percentage of average net investments (at cost)	5.0%	5.3%
Net investment income after-tax as a percentage of average net investments (at cost)	3.9%	4.2%

      The increase in our net investment income in 2004 was primarily due to increased invested assets partially offset by lower overall yields, particularly lower yields on preferred stocks. The increase in invested assets is primarily attributable to proceeds from the issuance of our senior notes in December 2003 and operating cash flows. The decrease in yields is primarily due to the sale and redemption of higher yielding investment securities coupled with lower yields on new investments due primarily to tighter credit spreads. Pre-tax and after-tax yields remained consistent on a quarterly basis throughout 2004.

Realized Investment Gains and Losses

Net realized investment gains (losses) for the years ended 2004 and 2003 follow:

	2004	2003	Change

Other-than-temporary impairment losses:
Fixed maturity securities	$(14,189)	$ (9,566)	$ (4,623)
Equity securities	(760)	(8,050)	7,290

Total other-than-temporary impairment losses	(14,949)	(17,616)	2,667

Transaction net gains (losses):
Fixed maturity securities	12,733	22,800	(10,067)
Equity securities	19,085	33,525	(14,440)
Venture capital funds	3,668	32	3,636
Other investments	(205)	(333)	128

Transaction net gains	35,281	56,024	(20,743)

Equity in earnings of closed-end preferred stock mutual funds	3,296	37,695	(34,399)

Net realized investment gains included in net earnings	$ 23,628	$ 76,103	$(52,475)


      Our gains on investment securities were partially offset by write-downs for other-than-temporary declines in the market value of certain fixed maturities, preferred stocks and common stocks totaling $14,949 and $17,616 for the years ended 2004 and 2003, respectively. The other-than-temporary write-downs for the 2004 period consisted of $1,398 for eight municipal bonds, $12,791 for sixteen corporate bonds and $760 for four preferred stocks. The other-than-temporary write-downs for the 2003 period consisted of $2,433 for one municipal bond, $7,133 for four corporate bonds, $7,240 for three preferred stocks and $810 for five common stocks.

      The decrease in transaction net realized gains for the year ended 2004 is primarily due to lower portfolio turnover. Portfolio turnover was relatively high in 2003 as we realigned our portfolio with the changing interest rate environment. The product of this turnover in 2003 was a significant amount of net realized gains. As part of this realignment in 2003, we sold a significant portion of our closed-end preferred stock mutual funds. The decline in interest rates during much of 2003 caused a significant increase in the net asset value of our closed-end preferred stock mutual funds and, as a direct consequence, an increase in the net realized investment gains that we recognized for those investments in 2003.

Unrealized Investment Losses

Gross unrealized losses on our equity and fixed maturity securities at December 31, 2004, by duration of unrealized loss, follow:

		0 - 6	7 - 12	13 - 24	Over 24
	Total	Months	Months	Months	Months

Total equity and fixed maturity securities:
Number of positions	231	141	66	20	4

Total fair value	$1,007,625	$584,494	$345,751	$74,509	$2,871
Total amortized cost	1,021,965	588,678	353,367	77,028	2,892

Unrealized loss	$(14,340)	$(4,184)	$(7,616)	$(2,519)	$(21)

Unrealized loss percentage to fair value	1.4%	0.7%	2.2%	3.4%	0.7%

Equity securities:
Number of positions	57	26	23	6	2

Total fair value	$220,106	$115,395	$86,234	$16,290	$2,187
Total cost	226,589	116,732	90,285	17,368	2,204

Unrealized loss	$(6,483)	$(1,337)	$(4,051)	$(1,078)	$(17)

Unrealized loss percentage to fair value	2.9%	1.2%	4.7%	6.6%	0.8%

Fixed maturity securities:
Number of positions	174	115	43	14	2

Total fair value	$787,519	$469,099	$259,517	$58,219	$684
Total amortized cost	795,376	471,946	263,082	59,660	688

Unrealized loss	$(7,857)	$(2,847)	$(3,565)	$(1,441)	$(4)

Unrealized loss percentage to fair value	1.0%	0.6%	1.4%	2.5%	0.6%

      We reviewed our investment holdings at December 31, 2004 for other-than-temporary declines in market value, in accordance with our previously stated accounting policy. Based on this analysis, we determined that the impairments represented in the above gross unrealized loss table are temporary. The primary reasons for these temporary impairments are related to interest rates and general market conditions. We intend to hold to recovery or maturity all of our temporarily impaired equity or fixed maturity securities, respectively.

Losses and Loss Adjustment Expenses

A reconciliation of beginning and ending reserves for losses and loss adjustment expenses for the years ended 2004 and 2003, net of reinsurance deductions from all reinsurers including CAR, follows:

	2004	2003

Incurred losses and LAE:
Provision for insured events of the current year	$1,101,871	$1,095,371
Decrease in provision for insured events of prior years	(57,031)	(25,224)

Total incurred losses and LAE	1,044,840	1,070,147

Payments:
Losses and LAE attributable to insured events of the current year	637,373	625,803
Losses and LAE attributable to insured events of prior years	369,684	330,349

Total payments	1,007,057	956,152

Increase in loss and LAE reserves during the year	37,783	113,995
Loss and LAE reserves prior to the effect of ceded reinsurance recoverable,
beginning of year	792,343	678,348

Loss and LAE reserves prior to the effect of ceded reinsurance recoverable,
end of year	830,126	792,343
Ceded reinsurance recoverable	160,134	165,010

Loss and LAE reserves, end of year	$ 990,260	$ 957,353

      As a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased $57,031 for the year ended 2004 and $25,224 for the year ended 2003. The favorable development is due primarily to lower than anticipated losses related to the personal automobile liability, the automobile physical damage and the commercial multiple peril lines of business. Conditions and trends that have affected development in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based upon these developments. The amounts we will ultimately incur from loss and loss adjustment expenses could differ materially in the near term from the amounts recorded.

      Approximately $51,027 in personal automobile liability redundancies developed for the year ended 2004, with 98.0% of this amount coming from the 2003, 2002 and 2001 accident years. The primary reason for the redundancies in this area is that claim severity came in better than we anticipated. Automobile physical damage had approximately $2,334 in redundancies related to the 2003 accident year. In 2004, we also experienced redundancies of $2,222 for the commercial multiple peril line of business, half of which related to the 1996 accident year. Various redundancies and deficiencies for the other lines of business and accident years combined for the remaining approximately $1,448 net redundancy.

Total unpaid losses and LAE by line of business at December 31, 2004 and 2003 follow (in millions):

	2004	2003

Private passenger automobile	$595.3	$575.3
Commercial automobile	51.8	47.0
CAR	244.2	240.3
Homeowners	57.4	58.4
Other	41.6	36.4

Total	$990.3	$957.4

Ceded unpaid losses and LAE recoverable by line of business at December 31, 2004 and 2003 follow (in millions):

	2004	2003

Private passenger automobile	$ -	$ -
Commercial automobile	-	-
CAR	100.0	107.1
Homeowners	32.7	34.4
Other	27.4	23.6

Total	$160.1	$165.1


Unpaid losses and LAE reserves prior to the effect of ceded reinsurance recoverable, by line of business, at December 31, 2004 and 2003, and the actuarial low and high range estimates at December 31, 2004 follow (in millions):

			2004
			Actuarial Estimate

	2004	2003	Low	High

Private passenger automobile	$595.3	$575.3	$540.5	$620.7
Commercial automobile	51.8	47.0	48.5	55.7
CAR	144.2	133.2	136.7	158.3
Homeowners	24.7	24.0	19.1	22.0
Other	14.2	12.8	16.1	18.4

Total	$830.2	$792.3	$760.9	$875.1

Policy Acquisition Costs

      In addition to the increase in agents' profit sharing expense in 2004, policy acquisition cost increases are due to our premium growth. Increases in stock option and BVA expenses in the 2004 periods have similarly affected policy acquisition costs.

Interest Expense and Amortization of Bond Fees

Interest expense and amortization of bond fees are from our senior notes which we issued in December 2003.

Income Taxes

      Our overall effective tax rate for the year ended 2004 was 29.3% as compared to 26.5% for 2003. In both years, our effective rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest and the corporate dividends received deduction. Our effective tax rate increased in 2004 due to improved underwriting results which are taxed at 35%. Our income tax rate for 2003 was benefited 1.8% by the reversal of a $3.9 million tax valuation allowance related to investments which we established in 2002.

New Accounting Pronouncement

      The Financial Accounting Standards Board issued in December 2004 revised rules for accounting for stock options and other equity-based remuneration, Share-Based Payment. We will adopt these revised rules in the third quarter of 2005 when they become effective. This change will not impact our results of operations and financial condition for the stock options we awarded through 2001 under the Plan, because application of the revised rules is on a prospective basis. We have not granted any stock options to our employees under our Incentive Compensation Plan since 2001. The revised rules will not change our accounting for BVAs and the stock options we award under the American Commerce Plan.

Year Ended 2003 Compared to Year Ended 2002

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


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

      Included in losses and loss adjustment expenses and policy acquisition costs are certain corporate expenses related to stock options granted to agents of American Commerce and book value awards granted to our officers. During 2003, corporate expenses related to the American Commerce agents' options increased to $9.0 million, as compared to $1.5 million in 2002. This increase was due to an increase in the market value of our common stock, an increase in the number of stock options outstanding, an additional year of vesting of those stock options granted in prior years and changes in estimates made to certain assumptions used in our fair value estimation. The corporate expenses related to the book value awards amounted to $7.1 million in 2003, as compared to $1.0 million in 2002. The value of book value awards is primarily related to the growth in our stockholders' equity. At December 31, 2003, our stockholders' equity per share was $28.45, as compared to $24.60 at December 31, 2002.

Premiums

The following table and discussion compares direct premiums written, net premiums written and earned premiums for the years ended 2003 and 2002.

	2003	2002	$ Change	% Change

Massachusetts Direct Premiums Written:
Personal automobile	$1,191,123	$1,032,438	$158,685	15.4%
Commercial automobile	89,862	74,879	14,983	20.0%
Homeowners	102,951	83,610	19,341	23.1%
Other lines	35,468	27,593	7,875	28.5%

Massachusetts Direct Premiums Written	1,419,404	1,218,520	200,884	16.5%

Other Than Massachusetts Direct Premiums
Written:
Personal automobile	194,409	155,045	39,364	25.4%
Commercial automobile	8,067	5,151	2,916	56.6%
Homeowners	36,098	27,376	8,722	31.9%
Other lines	991	764	227	29.7%

Other Than Massachusetts Direct Premiums
Written	239,565	188,336	51,229	27.2%

Total Direct Premiums Written	$1,658,969	$1,406,856	$252,113	17.9%

Massachusetts Direct Earned Premiums:
Personal automobile	$1,111,551	$ 947,083	$164,468	17.4%
Commercial automobile	82,382	66,792	15,590	23.3%
Homeowners	92,459	76,168	16,291	21.4%
Other lines	31,887	24,226	7,661	31.6%

Massachusetts Direct Earned Premiums	1,318,279	1,114,269	204,010	18.3%

Other Than Massachusetts Direct Earned
Premiums:
Personal automobile	186,123	147,903	38,220	25.8%
Commercial automobile	6,992	3,322	3,670	110.5%
Homeowners	31,777	22,328	9,449	42.3%
Other lines	888	857	31	3.6%

Other Than Massachusetts Direct Earned
Premiums	225,780	174,410	51,370	29.5%

Total Direct Earned Premiums	$1,544,059	$1,288,679	$255,380	19.8%


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

	Years Ended

Investment Return:	2003	2002

Average month-end investments (at cost)	$1,742,869	$1,576,219
Net investment income before tax	92,183	98,466
Net investment income after-tax	73,210	78,236
Net investment income as a percentage of average net investments (at cost)	5.3%	6.3%
Net investment income after-tax as a percentage of average net investments (at cost)	4.2%	5.0%

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


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

      Of the remaining $76.1 million total of net realized gains, we recognized net gains of $37.7 million for the year ended 2003 attributable to the change in the net asset value of seven closed-end preferred stock mutual funds in which we owned 20% or more through the period our ownership remained greater than 20%. During the third and fourth quarters of 2003, we dropped below the 20% ownership level and did not have the ability to exercise significant influence over operating and financial policies for six funds. Therefore, as of December 31, 2003, the investments were reported at fair market value and the unrealized gains or losses from the point our ownership fell below 20% to year end were reported as comprehensive income. See "Critical Accounting Policies - Investments." For the year ended 2003, the net realized investment gains attributable to these fund investments were $37.7 million, as compared to net realized investment losses of $45.1 million for that category of investments for 2002. Market conditions during 2003 caused a significant increase in the net asset value of those funds and, as a direct consequence, an increase in the net realized investment gains that we recognized for those investments for the year ended 2003.

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

      We use the aging table below in our analysis of our exposure to potential other-than-temporary impairment. Gross unrealized losses on our fixed maturity and equity securities at December 31, 2003 by duration of unrealized loss and by credit quality (for fixed maturity securities) follow (dollars in thousands):

		0 - 6	7 - 12	13 - 24	Over 24
	Total	Months	Months	Months	Months

Total equity and fixed maturity securities:
Number of positions	135	52	59	7	17

Total fair value	$677,761	$307,839	$313,455	$10,742	$45,725
Total amortized cost	692,761	311,379	322,933	10,783	47,666

Unrealized loss	$(15,000)	$(3,540)	$(9,478)	$(41)	$(1,941)

Unrealized loss percentage to fair value	2.2%	1.1%	3.0%	0.4%	4.2%

Equity securities:
Number of positions	31	11	16	2	2

Total fair value	$95,922	$37,250	$48,468	$2,180	$8,024
Total cost	99,332	38,179	50,720	2,205	8,228

Unrealized loss	$(3,410)	$(929)	$(2,252)	$(25)	$(204)

Unrealized loss percentage to fair value	3.6%	2.5%	4.6%	1.1%	2.5%

Fixed maturity securities:
Number of positions	104	41	43	5	15

Total fair value	$581,839	$270,589	$264,987	$8,562	$37,701
Total amortized cost	593,429	273,200	272,213	8,578	39,438

Unrealized loss	$(11,590)	$(2,611)	(7,226)	$(16)	$(1,737)

Unrealized loss percentage to fair value	2.0%	1.0%	$2.7%	0.2%	4.6%

Losses and Loss Adjustment Expenses

      Our loss and LAE ratio decreased to 74.0% for the year ended 2003 compared to 75.2% for 2002. The decrease was primarily driven by slightly more favorable experience in the current year personal automobile line of business due to increases in average earned premium revenue per automobile and more favorable loss reserve development compared to 2002.

A reconciliation of beginning and ending reserves for losses and loss adjustment expenses for the years ended 2003 and 2002, net of reinsurance deductions from all reinsurers including CAR, follows:

	2003	2002

Incurred losses and LAE:
Provision for insured events of the current year	$1,095,371	$924,206
Decrease in provision for insured events of prior years	(25,224)	(14,437)

Total incurred losses and LAE	1,070,147	909,769

Payments:
Losses and LAE attributable to insured events of the current year	625,803	539,555
Losses and LAE attributable to insured events of prior years	330,349	286,022

Total payments	956,152	825,577

Increase in loss and LAE reserves during the year	113,995	84,192
Loss and LAE reserves prior to the effect of ceded reinsurance recoverable,
beginning of year	678,348	594,156

Loss and LAE reserves prior to the effect of ceded reinsurance recoverable,
end of year	792,343	678,348
Ceded reinsurance recoverable	165,010	137,278

Loss and LAE reserves, end of year	$ 957,353	$815,626

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

Total unpaid losses and LAE by line of business at December 31, 2003 and 2002 follow (in millions):

	2003	2002

Private passenger automobile	$575.3	$500.2
Commercial automobile	47.0	35.8
CAR	240.3	209.4
Homeowners	58.4	45.1
Other	36.4	25.1

Total	$957.4	$815.6

Ceded unpaid losses and LAE recoverable by line of business at December 31, 2003 and 2002 follow (in millions):

	2003	2002

Private passenger automobile	$ -	$ 0.1
Commercial automobile	-	-
CAR	107.1	93.9
Homeowners	34.4	27.0
Other	23.6	16.3

Total	$165.1	$137.3

      Unpaid losses and LAE reserves prior to the effect of ceded reinsurance recoverable, by line of business, at December 31, 2003 and 2002, and the actuarial low and high range estimates at December 31, 2003 follow (in millions):

			2003
			Actuarial Estimate

	2003	2002	Low	High

Private passenger automobile
Commercial automobile	$575.3	$500.1	$498.4	$579.8
CAR	47.0	35.8	41.5	48.7
Homeowners	133.2	115.5	126.5	146.5
Other	24.0	18.1	19.4	23.1
Total	12.8	8.8	8.4	9.8

	$792.3	$678.3	$694.2	$807.9

Policy Acquisition Costs

      As a percentage of net premiums written, underwriting expenses for our insurance subsidiaries improved to 23.5% for the year ended 2003 as compared to 24.1% for 2002. The improvement was primarily due to lower 2003 policy year mandated Massachusetts personal automobile commission rates partially offset by a charge for an assessment from the Massachusetts Insurers Insolvency Fund (MIIF) of $8.1 million in 2003, compared to a 2002 MIIF charge of $4.5 million.

Combined Ratio

      For the year ended 2003, our combined ratio was 97.5%, compared with 99.3% for 2002. The decrease in the combined ratio was primarily the result of the factors that resulted in the lower loss and underwriting ratios previously mentioned.

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

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

Financial Condition

      Our financial condition improved significantly in 2004. Our stockholders' equity per share increased 17.7% from $28.45 at December 31, 2003 to $33.50 at December 31, 2004. Our ratio of total liabilities to stockholders' equity decreased nearly 29 percentage points at December 31, 2004 from the prior year end, despite total liability growth of 8.5%. This decrease is primarily due to current year earnings and growth in paid-in capital from stock option exercises, partially offset by changes in treasury shares and net accumulated other comprehensive income. The market and equity value of our total investments increased 14.3% due to our investing cash from operating and investing activities, partially offset by unrealized losses.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of December 31, 2004 by maturity follow:

	Payments Due by Fiscal Period

Contractual Obligations	Total	2005	2006-07	2008-09	Thereafter

Bond indebtedness principal	$ 300,000	$ --	$ --	$ --	$300,000
Bond indebtedness interest	160,650	17,850	35,700	35,700	71,400
Unpaid losses and LAE (a)	990,260	498,100	339,659	101,997	50,504
Accrued agents' profit sharing	109,432	47,134	62,298	--	--

Total contractual obligations	$1,560,342	$563,084	$437,657	$137,697	$421,904

	Commitment Expiration

Commercial Commitments	Total	2005	2006-07	2008-09	Thereafter

Venture capital partnerships	$ 15,391	$ --	$ 945	$ --	$ 14,446

(a)

The liability for unpaid losses and LAE represents the accumulation of individual case estimates for reported losses, adjustments to this amount on a line of business basis and estimates for incurred but not reported losses and LAE, net of salvage and subrogation recoverable. The liability is intended to cover the ultimate net cost of all losses and LAE incurred through the balance sheet date. Payment amounts are estimated, based on payment patterns experienced through 2004.

      We have commitments in two venture capital fund investments. These investments are made in limited partnerships and our exposure to loss is limited to our actual investment. One limited partnership investment required a commitment by us to invest up to $50,000 into the partnership. As of December 31, 2004, we have invested $35,554 into the partnership. The partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity, equity-related and other securities issued in expansion financing, start-ups, buy-outs and recapitalization transactions relating to companies in the areas of insurance, financial services, e-commerce, healthcare, and related businesses, including, without limitation, service and technology enterprises supporting such businesses.

      The other limited partnership interest required a commitment by us to invest up to $3,500 into the partnership. As of December 31, 2004, we have invested $2,555 into the partnership. The partnership was formed to operate as an investment fund principally for the purpose of making investments in equity and equity related securities of companies operating in the area of insurance distribution and distribution related activities.

Liabilities for unpaid losses and loss adjustment expenses at December 31, 2004 and 2003 follow:

	2004	2003

Net voluntary unpaid loss and LAE reserves	$783,159	$ 760,156
Voluntary salvage and subrogation recoverable	(97,217)	(100,988)
Assumed unpaid loss and LAE reserves from CAR	167,502	155,874
Assumed salvage and subrogation recoverable from CAR	(23,317)	(22,699)

Total voluntary and assumed unpaid loss and LAE reserves	830,127	792,343
Adjustment for ceded unpaid loss and LAE reserves	169,133	174,010
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid loss and LAE reserves	$990,260	$ 957,353

      We entered into a 70% quota-share agreement for one year with modified terms. The new program became effective July 1, 2004. In the event of a catastrophe, recovery is limited to 70% of the loss with a maximum recovery estimated at $315 million, equating to a total loss to us of $450 million. There are several limitations in the contract regarding losses related to nuclear, chemical, and biological terrorist events. Our maximum loss recovery in case of these types of events is estimated at $28 million. Our estimated total loss, before reinsurance, on our other than automobile business for 100 and 250-year hurricanes is approximately $240 million and $457 million, respectively. We derived our estimates through the services of Employers Reinsurance Corporation on our December 31, 2003 other-than-automobile exposures, which utilized the RMS (Risk Management Solutions) risk assessment system. We believe that most property and casualty insurance companies establish their catastrophe reinsurance programs between the 100-year and 250-year storm estimates. Note M to our consolidated financial statements provides additional information about our reinsurance.

      Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. The following table presents, on a consolidated basis, our net premiums written to statutory surplus ratio:

	For the Year Ended

	2004	2003	2002

Net premiums written to statutory surplus ratio	1.33:1	1.45:1	1.98:1

Liquidity and Capital Resources

      The primary sources of our liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments. The primary uses of our liquidity are payment of policy claims, operating costs, interest on our senior notes, and payment of dividends to our stockholders.

      In November 2004, our Board of Directors approved Commerce Insurance's application to become a member of the Federal Home Loan Bank of Boston. If the application is accepted by the FHLB of Boston, Commerce Insurance will have a significant new source of liquidity. The FHLB of Boston, which is one of 12 regional FHLBs, serves as a reserve or central bank for its members within its assigned region. The FHLB of Boston makes loans, which are referred to as advances, to members in accordance with policies and procedures established by its board of directors. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB of Boston to Commerce Insurance would be required to be fully secured by sufficient collateral as determined by the FHLB. If Commerce Insurance had been a member of the FHLB of Boston as of December 31, 2004, we estimate that Commerce Insurance would have had the capacity to borrow approximately $300,000 from the FHLB of Boston.

      We expect to pay significantly more for agent profit sharing in 2005 than we paid in 2004. We paid approximately $18,000 for agent profit sharing in 2004. Due to our excellent underwriting results during the current year, we estimate paying $47,134 in the second quarter of 2005.

Market Risk: Interest Rate Sensitivity and Equity Price Risk

      Our investment strategy emphasizes after-tax investment yield while maintaining overall investment quality. The primary focus of our investment objectives continues to be maximizing after-tax investment income through investing primarily in high-quality diversified fixed income investments structured to maximize after-tax investment income while minimizing risk. We generally invest in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. When the appropriate opportunity arises, we will recognize investment gains to increase after-tax total return. We held no derivatives, emerging market securities or hedge funds at December 31, 2004 and 2003.


      In conducting investing activities, we are subject to, and assume, market risk. Market risk is the risk of an adverse financial impact from changes in interest rates and market prices. The level of risk assumed by us is a function of our overall objectives, liquidity needs and market volatility.

      We manage our market risk by focusing on higher quality equity and fixed income investments, by periodically monitoring the credit strength of companies in which investments are made, by limiting exposure in any one investment and by monitoring the quality of the investment portfolio by taking into account credit ratings assigned by recognized rating organizations. Our portfolio included six securities in default, three corporate bonds and three preferred stocks with a total carrying value of $175 at December 31, 2004. Of our bonds and preferred stocks, 94% of the market value was rated in either of the two highest quality categories provided by the NAIC as of December 31, 2004, as compared to 93% at December 31, 2003. Although we have significant holdings of various closed-end preferred stock mutual funds, these funds are comprised primarily of preferred and common stocks traded on national stock exchanges, thus limiting exposure to any one obligor.

      Interest Rate Sensitivity. As part of our investing activities, we assume positions in fixed maturity, equity, short-term and cash equivalents markets. Therefore, we are exposed to the impacts of interest rate changes in the market value of investments. At December 31, 2004, our exposure to interest rate changes and equity price risk has been estimated using sensitivity analysis. The interest rate impact is defined as the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks.

      Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. The following table summarizes our interest rate risk, based on the results of the sensitivity analysis at December 31, 2004. The table also reflects the changes in market value and stockholders' equity that would be attributable to realized investment gains (losses) that we would recognize under the equity method of accounting with respect to the change in the net asset value of the mutual fund in which we own 20% or more of the shares outstanding. See "Critical Accounting Policies - Investments and Other-than-temporary Impairments."

Hypothetical Change in Interest Rates	Estimated Market Value of Fixed Income and Preferred Stock Investments	Estimated Increase (Decrease) in Market Value	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity (1)

200 basis point increase	$1,925,625	$(189,242)	(11.0)%
No change	2,114,867	-	-
200 basis point decrease	2,308,995	194,128	11.3%

(1)	Net of income taxes at an assumed rate of 35%.

      Our fixed income portfolio's weighted average duration (which includes all fixed maturities and preferred stocks) as of December 31, 2004 and 2003 was 5.6 years. The "duration" of a security is the time-weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates. The duration reflects industry prepayment assumptions. The analytic systems we used to calculate the above duration data utilize optional call dates, sinking fund requirements and assume a non-static prepayment pattern in deriving these averages. As of the end of February 2005, our weighted average duration has declined to 4.5 years primarily as a result of sales of securities during the first two months of 2005.

      Equity Price Risk. The equity price risk is defined as a hypothetical change of plus-or-minus 10% in the market value of common stocks. The following table summarizes our equity price risk, based on the results of the sensitivity analysis at December 31, 2004:

Hypothetical Change in Market Price	Estimated Market Value of Common Equity Investments(1)	Estimated Increase (Decrease) in Market Value	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity (2)

20% price increase	$171,434	$ 28,572	1.7%
10% price increase	157,148	14,286	0.8%
No change	142,862	-	-
10% price decrease	128,576	(14,286)	(0.8)%
20% price decrease	114,290	(28,572)	(1.7)%

(1)	Includes both common stocks and a closed-end preferred stock mutual fund valued at equity.
(2)	Net of income taxes at an assumed rate of 35%.

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

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

Forward-Looking Statements

      This annual report and Form 10-K may contain statements that are not historical fact and constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipates," "estimates," "plans," "projects," "continuing," "ongoing," "expects," "may," "should," "management believes," "we believe," "we intend," and similar words or phrases. These statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. All forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this annual report and Form 10-K and in our December 2003 Form S-3, our Forms 10-Q, and other documents filed with the SEC. Among the key factors that could cause actual results to differ materially from forward-looking statements:

*	the possibility of severe weather and adverse catastrophic experiences;

*	adverse trends in claim severity or frequency;

*	adverse state and federal regulations and legislation;

*	adverse judicial decisions;

*	adverse changes to the laws, regulations and rules governing the residual market system in Massachusetts;

*	interest rate risk;

*	rate making decisions for private passenger automobile policies in Massachusetts;

*	potential rate filings;

*	heightened competition;

*	concentration of business within Massachusetts;

*	market disruption in Massachusetts, if competitors exited the market or become insolvent;

*	dependence on our executive officers; and,

*	the economic, market or regulatory conditions and risks associated with entry into new markets and diversification.


      You should not place undue reliance on any forward-looking statement. The risk factors referred to above, as well as those elsewhere in the Annual Report and Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf (see "Risks Related to Our Business" in Item 1 of this Form 10-K). Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Management's Report on Internal Control Over Financial Reporting

      Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2004.

      Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
The Commerce Group, Inc.:

We have completed an integrated audit of The Commerce Group, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Commerce Group, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein for each of the two years in the period ended December 31, 2004 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements and financial statement schedules of The Commerce Group, Inc. and its subsidiaries as of December 31, 2002 and for the period ended December 31, 2002 were audited by other auditors whose report dated January 31, 2003, expressed an unqualified opinion on those financial statements.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, MA
March 10, 2005

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
December 31,
(Thousands of Dollars)

	2004	2003

ASSETS
Investments (Note C):
Fixed maturities, at market (amortized cost: $1,674,849 and $1,478,737)	$1,692,523	$1,497,731
Preferred stocks, at market (cost: $421,247 and $283,423)	422,344	298,721
Common stocks, at market (cost: $74,865 and $95,412)	81,433	105,523
Preferred stock mutual fund, at equity (cost: $54,653 and $50,795)	61,429	54,274
Mortgage loans on real estate and collateral notes receivable (less
allowance for possible loan losses of $372 and $379)	14,735	16,395
Cash and cash equivalents	220,988	215,541
Other investments, at market (cost: $48,588 and $38,826)	34,281	22,914

Total investments	2,527,733	2,211,099
Accrued investment income	18,643	19,308
Premiums receivable (less allowance for doubtful receivables of $2,254)	457,928	408,894
Deferred policy acquisition costs (Note D)	163,645	153,605
Property and equipment, net of accumulated depreciation (Note E)	53,757	52,997
Residual market receivable (Note M)	193,618	192,743
Due from reinsurers (Note M)	133,328	117,786
Deferred income taxes (Note K)	43,372	33,240
Receivable for investments sold	10	6,972
Non-compete agreement, net of accumulated amortization	1,429	1,779
Other assets	16,933	12,863

Total assets	$3,610,396	$3,211,286

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses (Note F)	$ 990,260	$ 957,353
Unearned premiums (Note J)	902,566	810,462
Bonds payable ($300,000 face less discounts of $1,814 and $2,016) (Note G)	298,186	297,984
Current income taxes (Note K)	5,115	15,091
Deferred income (Note M)	9,906	7,946
Accrued agents' profit sharing (Note H)	109,432	37,887
Other liabilities and accrued expenses	173,649	167,962

Total liabilities	2,489,114	2,294,685

Minority interest (Note A)	5,126	4,390

Stockholders' Equity (Note I):
Preferred stock, authorized 5,000,000 shares at $1.00 par value	-	-
Common stock, authorized 100,000,000 shares at $0.50 par value;
40,728,715 and 38,629,664 shares issued	20,364	19,315
Paid-in capital	134,943	52,090
Net accumulated other comprehensive income, net of income
taxes of $8,833 and $15,664	16,403	29,083
Retained earnings	1,169,009	997,610

Total stockholders' equity before treasury stock	1,340,719	1,098,098
Treasury stock, 7,405,966 and 6,568,964 shares, at cost	(224,563)	(185,887)

Total stockholders' equity	1,116,156	912,211

Total liabilities, minority interest and stockholders' equity	$3,610,396	$3,211,286

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Earnings
For the years ended December 31,
(Thousands of Dollars, Except Per Share Data)

	2004	2003	2002

Revenues:
Earned premiums (Note J)	$1,638,833	$1,445,628	$1,210,040
Net investment income (Note C)	115,711	92,183	98,466
Premium finance and service fees	28,281	26,908	21,498
Net realized investment gains (losses) (Note C)	23,628	76,103	(82,385)
Other income	118	-	9,500

Total revenues	1,806,571	1,640,822	1,257,119

Expenses:
Losses and loss adjustment expenses (Notes F and M)	1,044,840	1,070,147	909,769
Policy acquisition costs (Note D)	439,232	350,250	295,324
Interest expense & amortization of bond fees (Note G)	18,313	1,120	-

Total expenses	1,502,385	1,421,517	1,205,093

Earnings before income taxes, minority interest and
change in accounting principle	304,186	219,305	52,026
Income taxes (Note K)	89,003	58,068	17,063

Earnings before minority interest and change in accounting principle	215,183	161,237	34,963
Minority interest in net (earnings) loss of subsidiary (Note A)	(752)	(294)	555

Earnings before change in accounting principle	214,431	160,943	35,518
Change in accounting principle, net of taxes (Note S)	-	-	11,237

NET EARNINGS	$ 214,431	$ 160,943	$ 46,755

Net earnings per basic common share (Note I):
Before change in accounting principle	$ 6.54	$ 5.03	$ 1.09
Change in accounting principle	-	-	0.34

Net earnings	$ 6.54	$ 5.03	$ 1.43

Net earnings per diluted common share (Note I):
Before change in accounting principle	$ 6.51	$ 4.99	$ 1.08
Change in accounting principle	-	-	0.34

Net earnings	$ 6.51	$ 4.99	$ 1.42

CASH DIVIDENDS PAID PER SHARE	$ 1.31	$ 1.27	$ 1.23

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
BASIC	32,802,023	32,000,220	32,773,519

DILUTED	32,952,714	32,254,663	33,028,081

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the years ended December 31,
(Thousands of Dollars, except per share amounts)

	Common Stock	Paid-In Capital	Net Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Treasury Stock	Total

Balance, January 1, 2002	$19,000	$ 29,621	$ 12,394	$ 870,830	$(122,412)	$ 809,433

Net earnings				46,755		46,755

Other comprehensive income:
Unrealized holding gains
arising during the year,
net of tax of $6,495			12,064			12,064
Reclassification adjustment,
net of tax of $434			806			806

Other comprehensive income			12,870			12,870

Comprehensive income						59,625
Stockholder dividends				(40,277)		(40,277)
Capital stock issued (1)	141	9,949				10,090
Treasury stock purchased					(48,819)	(48,819)

Balance, December 31, 2002	19,141	39,570	25,264	877,308	(171,231)	790,052

Net earnings				160,943		160,943

Other comprehensive income:
Unrealized holding gains
arising during the year,
net of tax of $5,441			10,097			10,097
Reclassification adjustment,
net of tax benefit of $(3,380)			(6,278)			(6,278)

Other comprehensive income			3,819			3,819

Comprehensive income						164,762
Stockholder dividends				(40,641)		(40,641)
Capital stock issued (2)	174	12,520				12,694
Treasury stock purchased					(14,656)	(14,656)

Balance, December 31, 2003	19,315	52,090	29,083	997,610	(185,887)	912,211

Net earnings				214,431		214,431

Other comprehensive loss:
Unrealized holding gains
arising during the year,
net of tax of $7,012			13,028			13,028
Reclassification adjustment,
net of tax benefit
of $(13,843)			(25,708)			(25,708)

Other comprehensive loss			(12,680)			(12,680)

Comprehensive income						201,751
Stockholder dividends				(43,032)		(43,032)
Capital stock issued (3)	1,049	82,853				83,902
Treasury stock purchased					(38,676)	(38,676)

Balance, December 31, 2004	$20,364	$134,943	$ 16,403	$1,169,009	$(224,563)	$1,116,156

(1)	Due to the exercise of 281,627 employee stock options.
(2)	Due to the exercise of 348,037 employee stock options.
(3)	Due to the exercise of 1,747,163 employee stock options and 351,888 American Commerce agents' options.
The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows and Reconciliation
of Net Earnings to Cash From Operating Activities
For the years ended December 31,
(Thousands of Dollars)

	2004	2003	2002

Operating Activities:
Premiums collected	$1,678,313	$1,494,514	$1,263,130
Net investment income received	110,643	87,081	97,487
Premium finance and service fees received	28,281	26,908	21,498
Losses and loss adjustment expenses paid	(996,493)	(957,763)	(820,629)
Policy acquisition costs paid	(375,757)	(346,320)	(306,650)
Federal income tax	(102,756)	(46,882)	(36,321)
Interest paid	(17,850)	-	-
Other receipts	118	-	9,500

Cash from operating activities	324,499	257,538	228,015

Investing Activities:
Investment sales, repayments and maturities	2,120,964	1,364,376	207,553
Investment purchases	(2,418,402)	(1,874,119)	(330,491)
Mortgage loans and collateral notes receipts	4,087	13,471	15,521
Mortgage loans and collateral notes originated	(2,319)	(3,072)	(2,521)
Property and equipment purchases	(6,540)	(7,528)	(17,914)
Other investing activities	4,161	2,908	635

Cash for investing activities	(298,049)	(503,964)	(127,217)

Financing Activities:
Dividends paid to stockholders	(43,032)	(40,641)	(40,277)
Capital stock purchases	-	(8,058)	(43,979)
Capital stock issued	22,606	5,586	4,774
Proceeds from bond issuance	-	297,972	-
Outstanding checks payable	(123)	3,110	3,857
Bond issue costs	(454)	(2,317)	-

Cash from (for) financing activities	(21,003)	255,652	(75,625)

Increase in cash and cash equivalents	5,447	9,226	25,173
Cash and cash equivalents at beginning of year	215,541	206,315	181,142

Cash and cash equivalents at end of year	$ 220,988	$ 215,541	$ 206,315

Reconciliation of net earnings to cash from operating activities:
Net earnings	$ 214,431	$ 160,943	$ 46,755
Adjustments to reconcile net earnings to cash from operating activities:
Premiums receivable	(47,746)	(64,229)	(51,389)
Deferred policy acquisition costs	(10,040)	(15,364)	(21,684)
Residual market receivable	(874)	(28,267)	(32,806)
Due from reinsurers	(15,542)	(19,383)	(24,044)
Unpaid losses and loss adjustment expenses	32,907	142,217	120,434
Unearned premiums	92,104	123,314	123,692
Current income taxes	(9,976)	15,753	(3,397)
Deferred income taxes	(3,777)	(4,567)	(15,861)
Deferred income	1,960	(475)	1,406
Accrued agent's profit sharing	71,545	5,337	2,826
Net realized investment (gains) losses	(23,628)	(76,103)	82,385
Stock option exercises	22,620	510	476
Other - net	515	17,852	(778)

Cash from operating activities	$ 324,499	$ 257,538	$ 228,015

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note A - Organization and Basis of Presentation

      We provide personal and commercial property and casualty insurance in Massachusetts and, to a lesser extent, in other states. In addition, we originate and service residential and commercial mortgages in Massachusetts and Connecticut. Our primary business is property and casualty insurance in Massachusetts.

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our consolidated financial statements include the accounts of The Commerce Group, Inc. and its subsidiaries, Bay Finance Company, Inc., Clark-Prout Insurance Agency, Inc. and Commerce Holdings, Inc. (CHI). The Commerce Insurance Company (Commerce), Commerce West Insurance Company (Commerce West) and Citation Insurance Company (Citation) are wholly-owned subsidiaries of CHI. American Commerce Insurance Company (American Commerce) is a wholly-owned subsidiary of ACIC Holding Co., Inc. (AHC). AHC is owned jointly with AAA Southern New England (AAA SNE) with CHI maintaining a 95% common stock interest and AAA SNE maintaining a 5% common stock interest. All inter-company transactions and balances have been eliminated in consolidation. Certain prior year account balances have been reclassified to conform to the 2004 presentations.

      The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note B - Pro Forma Net Earnings

      Pro forma net earnings and earnings per share as if we had applied the fair value method of accounting for our stock-based compensation plans accounted for under the intrinsic value method for the years ended December 31 follow:

	2004	2003	2002

Net earnings, as reported	$214,431	$160,943	$46,755
Deduct: Stock-based employee compensation expense determined
under fair value method for awards granted in 2001, net of taxes	452	1,807	1,807

Pro forma net earnings under fair value accounting	$213,979	$159,136	$44,948

Basic earnings per share:
As reported	$ 6.54	$ 5.03	$ 1.43

Pro forma	$ 6.52	$ 4.97	$ 1.37

Diluted earnings per share:
As reported	$ 6.51	$ 4.99	$ 1.42

Pro forma	$ 6.49	$ 4.93	$ 1.36

Note C - Investments

      All investment transactions have credit exposure to the extent that a counter party may default on an obligation. Credit risk is a consequence of carrying investment positions. We manage credit risk by focusing on higher quality fixed-income securities and preferred stocks, reviewing the credit strength of all companies in which we invest, limiting our exposure in any one investment category and monitoring the portfolio quality, taking into account credit ratings assigned by recognized statistical rating organizations.

      Carrying values of investments in fixed maturities, which include taxable and non-taxable bonds, and investments in common and preferred stocks are derived from market prices supplied by our investment custodian, or in the few cases where no price is provided by the custodian, we obtain a third party valuation. For other investments, fair value equals quoted market price, if available.

      We account for venture capital fund investments in which we own more than a 5% interest on the equity method. The operating results of these venture capital fund investments have been reflected in realized gains and losses.

      All of our investments in fixed maturity and equity securities at December 31, 2004 and 2003 were classified as available-for-sale. Realized gains and losses on available-for-sale securities were determined by using the specific identification method. We have not invested more than 5% of fixed maturities in any one state or political subdivision.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note C - Investments (Continued)

Cash and Cash Equivalents

      Cash equivalents include short-term, liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

      The cash and cash equivalent balances at December 31, 2004 and 2003 include $39.4 million and $39.5 million, respectively, which represents outstanding checks for which there was no right of offset. These amounts are also included in other liabilities and accrued expenses for the respective years.

Fixed Maturity Securities

Fair market value and amortized cost of our fixed maturity securities at December 31 follow:

	2004		2003

	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost

U.S. government and agency	$ 54,803	$ 55,060	$ 250	$ 242
State and political subdivision	720,575	705,272	708,957	696,198
Corporate	331,180	325,871	314,570	303,674
Mortgage-backed	585,965	588,646	473,954	478,623

Total fixed maturity securities	$1,692,523	$1,674,849	$1,497,731	$1,478,737

The fair market value and amortized cost of fixed maturities, by contractual maturity, at December 31 follow:

	2004		2003

	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost

Due in one year or less	$ 9,843	$ 9,843	$ 2,776	$ 2,773
Due after one year through five years	131,624	130,276	99,328	98,641
Due after five years through ten years	233,996	233,682	50,092	48,828
Due after ten years	731,095	712,402	871,581	849,872

	1,106,558	1,086,203	1,023,777	1,000,114
GNMA & FNMA mortgage-backed bonds	585,965	588,646	473,954	478,623

Total fixed maturities	$1,692,523	$1,674,849	$1,497,731	$1,478,737

      Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The carrying value of fixed maturities on deposit for state regulating authorities at December 31, 2004 was $7,805.

Closed-end Preferred Stock Mutual Fund

      We record our equity in the change in net assets of one closed-end preferred stock mutual fund as a component of realized gains and losses. This investment is valued at original cost plus the cumulative undistributed equity in earnings and losses of the fund.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note C - Investments (Continued)

Our closed-end preferred stock mutual fund holding at December 31, 2004 and 2003 accounted for under the equity method follows:

	Fund Shares Held	% of Ownership	Carrying Value at Equity	Cost	Quoted Market Value

December 31,2004 PDT(1)	5,043,400	33.5%	$61,429	$54,653	$58,050

December 31, 2003 PDT(1)	4,695,000	31.2%	$54,274	$50,795	$53,147

(1)

John Hancock Patriot Premium Dividend II Fund. The quoted market value of this investment is less than its carrying value at December 31, 2004. The carrying value is the net asset value of the underlying securities, which would be the value we would receive if the fund liquidates. We intend to hold this investment to recovery.

Mortgage Loans on Real Estate and Collateral Notes Receivable

      We originate and hold real estate mortgage loans on properties located in Massachusetts and Connecticut. Mortgage loans are collateralized by the related real estate. Agency loans are generally collateralized by the assets of the agency. We control credit risk through credit approvals, credit limits and monitoring procedures. We perform in-depth credit evaluations on all new mortgage customers. We have not incurred any bad debt expense on mortgage loans during the three years ended 2004.

      Our exposure is generally 80% or less of the appraised value of any collateralized real property at the time of the loan origination. The ability and willingness of residential and commercial borrowers to honor their repayment commitments is generally dependent upon the level of overall economic activity and real estate values. During the years ended December 31, 2004, 2003 and 2002 we did not acquire any property through foreclosure of mortgages.

      Mortgage loans on real estate and collateral notes receivable are stated at the amount of unpaid principal, less an allowance for possible loan losses. The adequacy of the allowance for possible loan losses is evaluated on a regular basis. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely and recoveries are credited to the allowance when received.

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

Mortgage loans on real estate and collateral notes receivable at December 31 follows:

	2004	2003

Residential (1st Mortgages)	$ 7,456	$ 8,310
Residential (2nd Mortgages)	117	110
Commercial (1st Mortgages)	5,453	5,807
Commercial (2nd Mortgages)	-	10

	13,026	14,237
Collateral notes receivable	2,081	2,537

	15,107	16,774
Allowance for possible loan losses	(372)	(379)

Mortgage loans on real estate and collateral notes receivable	$14,735	$16,395

      Fair value of our mortgage loans on real estate and collateral notes receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit and for the same remaining maturities. The future cash flows associated with certain non-performing loans are estimated based on expected payments from borrowers either through work out arrangements or the disposition of collateral. The estimated fair value of mortgage loans on real estate and collateral notes receivable at December 31, 2004 and 2003, prior to the allowance for possible loan losses, was $16,044 and $17,579, respectively.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note C - Investments (Continued)

      At December 31, 2004 and 2003, mortgage loans on non-accrual status totaled $357 and $455, respectively. Allowances of $37 and $40 were established in 2004 and 2003, respectively, for non-accrual status loans. The reduction in interest income associated with non-accrual loans was $15, $36 and $44 for the years ended December 31, 2004, 2003 and 2002, respectively.

Changes in the allowance for possible loan losses for the years ended December 31 follows:

	2004	2003	2002

Balance, beginning of year	$379	$418	$ 660
Decrease in provision for possible loan losses	(7)	(39)	(242)

Balance, end of year	$372	$379	$ 418

Mortgage principal and collateral notes receivable balances at December 31 follow:

	2004	2003

Fixed rate mortgages and collateral notes maturing:
One year or less	$ 36	$ 45
More than one year to five years	924	1,608
More than five years to ten years	763	886
Over ten years	6,329	7,306

Total fixed mortgages	8,052	9,845

Adjustable rate mortgages and collateral notes maturing:
One year or less	-	-
More than one year to five years	352	157
More than five years to ten years	1,506	1,779
Over ten years	5,197	4,993

Total adjustable mortgages	7,055	6,929

Total mortgages	$15,107	$16,774

Past due over 90 days	$ 357	$ 455

Mortgages in foreclosure, included in past due over 90 days	$ 105	$ -

Net Investment Income

The components of net investment income for the years ended December 31 follow:

	2004	2003	2002

Interest on fixed maturities	$ 82,052	$49,909	$ 44,741
Dividends on common and preferred stocks	25,278	23,393	25,683
Dividends on preferred stock mutual funds	8,342	18,199	24,069
Interest on cash and cash equivalents	1,510	1,563	3,415
Interest on mortgage loans	872	1,767	2,945
Other	126	640	166

Total investment income	118,180	95,471	101,019
Investment expenses	2,469	3,288	2,553

Net investment income	$115,711	$92,183	$ 98,466

The carrying value of our fixed maturity investments which have not produced any income during 2004 was $175 at December 31, 2004.


THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note C - Investments (Continued)

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) for the years ended December 31 follow:

	2004	2003	2002

Impairment losses:
Fixed maturity securities	$(14,189)	$ (9,566)	$(16,919)
Equity securities	(760)	(8,050)	(15,195)

Total impairment losses	(14,949)	(17,616)	(32,114)

Transaction gains (losses):
Fixed maturity securities gains	40,308	28,701	978
Fixed maturity securities losses	(27,575)	(5,901)	(2,584)
Equity securities gains	23,134	49,485	1,663
Equity securities losses	(4,049)	(15,960)	(1,318)
Venture capital fund gains	3,668	428	53
Venture capital fund losses	-	(396)	(3,705)
Other investments gains	8	76	254
Other investments losses	(213)	(409)	(500)

Net transaction gains (losses)	35,281	56,024	(5,159)

Equity in earnings (losses) of closed-end preferred stock mutual fund	3,296	37,695	(45,112)

Net realized investment gains (losses) included in net earnings	$ 23,628	$ 76,103	$(82,385)

Proceeds from investment sales, calls, maturities and paydowns for the years ended December 31 follow:

	2004	2003	2002

Sales:
Closed-end preferred stock mutual funds	$ -	$ 172,378	$ 6,362
Equity securities	267,624	345,535	-
Fixed maturity securities	1,231,136	488,750	-

Total sales	1,498,760	1,006,663	6,362

Calls, maturities and paydowns:
Fixed maturity securities	581,246	291,460	177,550
Equity securities	38,895	62,817	21,739

Total calls, maturities and paydowns	620,141	354,277	199,289

Other:
Venture capital fund investments	2,063	3,436	1,902
Mortgage loans and collateral notes	4,087	13,471	15,521

Total other	6,150	16,907	17,423

Proceeds from sales, calls, maturities and paydowns	$2,125,051	$1,377,847	$223,074

Unrealized Investment Gains (Losses)

Gross and net unrealized investment gains and losses, excluding minority interest, from fixed maturity and equity securities at December 31 follow:

	2004		2003

	Gains	Losses	Gains	Losses

Fixed maturity securities:
U.S. government and agency	$ 47	$ (303)	$ 8	$ -
State and political subdivision	17,069	(1,766)	16,188	(3,429)
Corporate	6,733	(1,425)	12,682	(1,786)
Mortgage-backed	1,682	(4,363)	1,706	(6,375)

Fixed maturity securities unrealized gains and losses	$25,531	$(7,857)	$30,584	$(11,590)

Equity securities unrealized gains and losses	$14,148	$(6,483)	$29,292	$ (3,410)

Net unrealized gains	$25,339		$44,876

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note C - Investments (Continued)

      We review all security holdings on a quarterly basis for potential other-than-temporary declines in market value in accordance with GAAP. As part of this process, we consider any significant market declines in the context of the overall market and also in relation to the outlook for the specific issuer of the security and the issuer's industry. Each quarter, we review all securities whose market values have declined below book price. From a quantitative standpoint, we view all securities that have declined more than 20% below book price and have remained so for two quarters as potentially in need of a write-down. Any other security that we view as impaired for a significant period of time is also a candidate for a write-down, even if the percentage decline is less than 20%. In addition, we perform the following quarterly review of our portfolio:

*	We review all holdings with an unrealized loss of over $250, or more than 20% below cost.

*	We review all holdings with unrealized losses over $100, or more than 10% below cost, for securities at a continuous loss position period of 12 to 36 months.

*	We review all securities that have been at a continuous loss position for 36 months or more.

*	We review both issue specific data and general market data for all perpetual preferred stocks that have been at a continuous loss position for over 12 months.

*	Generally, we consider all AAA/AA rated U.S. Government securities with market values less than cost as temporarily impaired due to our intent and ability to hold these securities to recovery.

*	We consider market activity between our quarter-end date and earnings release date in our evaluation.

      If a security is deemed other-than-temporarily impaired, we adjust the security's cost basis to market value through realized loss based on publicly available prices or, in the absence of such information, on a price supplied by a broker. During 2004, our other-than-temporary impairment charge for our bond and preferred and common stock holdings was $14,949.

Gross unrealized losses on our fixed maturity and equity securities at December 31, 2004 by duration of unrealized loss and by credit quality (for fixed maturity securities) follow:

	Total	0 - 6 Months	7 - 12 Months	13 - 24 Months	Over 24 Months

Total equity and fixed maturity securities:
Number of positions	231	141	66	20	4

Total fair value	$1,007,625	$584,494	$345,751	$74,509	$2,871
Total amortized cost	1,021,965	588,678	353,367	77,028	2,892

Unrealized loss	$ (14,340)	$ (4,184)	$ (7,616)	$ (2,519)	$ (21)

Unrealized loss percentage to fair value	1.4%	0.7%	2.2%	3.4%	0.7%

Equity securities:
Number of positions	57	26	23	6	2

Total fair value	$ 220,106	$115,395	$ 86,234	$16,290	$2,187
Total amortized cost	226,589	116,732	90,285	17,368	2,204

Unrealized loss	$ (6,483)	$ (1,337)	$ (4,051)	$ (1,078)	$ (17)

Unrealized loss percentage to fair value	2.9%	1.2%	4.7%	6.6%	0.8%

Total fixed maturity securities:
Number of positions	174	115	43	14	2

Total fair value	$ 787,519	$469,099	$259,517	$58,219	$ 684
Total amortized cost	795,376	471,946	263,082	59,660	688

Unrealized loss	$ (7,857)	$ (2,847)	$ (3,565)	$ (1,441)	$ (4)

Unrealized loss percentage to fair value	1.0%	0.6%	1.4%	2.5%	0.6%

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note C - Investments (Continued)

Investment grade fixed maturity securities:
Number of positions	171	113	42	14	2

Total fair value	$ 770,033	$461,363	$249,767	$58,219	$ 684
Total amortized cost	777,547	464,117	253,082	59,660	688

Unrealized loss	$ (7,514)	$ (2,754)	$ (3,315)	$ (1,441)	$ (4)

Unrealized loss percentage to fair value	1.0%	0.6%	1.3%	2.5%	0.6%

Below investment grade fixed
maturity securities:
Number of positions	3	2	1	-	-

Total fair value	$ 17,486	$ 7,736	$ 9,750	$ -	$ -
Total amortized	17,829	7,829	10,000	-	-

Unrealized loss	$ (343)	$ (93)	$ (250)	$ -	$ -

Unrealized loss percentage to fair value	2.0%	1.2%	2.6%	-	-

Our unrealized losses from below investment grade fixed maturity securities at December 31, 2004 were from corporate securities with a credit quality of BB.

      We reviewed our investment holdings at December 31, 2004 for other-than-temporary declines in market value, in accordance with our previously stated accounting policy. Based on this analysis, we determined that the impairments represented in the above gross unrealized loss table are temporary. These temporary impairments are primarily due to interest rates and general market conditions. We intend to hold to recovery or maturity all of our temporarily impaired equity or fixed maturity securities, respectively.

Other Comprehensive Income (Loss)

Other comprehensive income (loss), less applicable income tax expense, for the years ended December 31 follow:

	2004	2003	2002

Other comprehensive income (loss):
Fixed maturities	$ (1,321)	$ 2,093	$ 9,194
Preferred stocks	(14,673)	11,854	12,397
Common stocks	(3,543)	(8,104)	(1,538)
Impact of minority interest	26	37	(254)

Total	(19,511)	5,880	19,799

Tax expense (benefit)	6,840	(2,048)	(6,840)
Tax impact of minority interest	(9)	(13)	(89)

Total tax expense (benefit)	6,831	(2,061)	(6,929)

Total other comprehensive (loss) income	$(12,680)	$ 3,819	$12,870

      Unrealized investment gains and losses on common and preferred stocks and fixed maturities, to the extent that there is no other-than-temporary impairment of value, are credited or charged, net of any tax effect, to a separate component of stockholders' equity, known as "net accumulated other comprehensive income (loss)," until realized.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note C - Investments (Continued)

Net accumulated other comprehensive income (loss) on stocks and fixed maturity investments follows:

	2004	2003	2002

Accumulated other comprehensive income	$ 39,679	$ 59,876	$ 54,699
Accumulated other comprehensive losses	(14,340)	(15,000)	(15,666)
Impact of minority interest	(103)	(129)	(166)

Net accumulated other comprehensive income	25,236	44,747	38,867

Tax expense	(8,869)	(15,709)	(13,661)
Tax impact of minority interest	36	45	58

Net tax expense	(8,833)	(15,664)	(13,603)

Total	$ 16,403	$ 29,083	$ 25,264

Note D - Deferred Policy Acquisition Costs

      Policy acquisition costs are calculated by line of business as a percentage of unearned premiums by multiplying the sum of current commission rates plus current premium tax rates plus an estimate of the percentage of other underwriting expenses incurred at policy issuance. These costs are deferred and amortized over the period in which the related premiums are earned, the amount being reduced by any potential premium deficiency. If any potential premium deficiency exists, it represents future estimated losses, loss adjustment expenses and amortization of deferred acquisition costs in excess of the related unearned premiums. There was no premium deficiency in 2004, 2003 and 2002. In determining whether a premium deficiency exists, we consider anticipated investment income.

Policy acquisition costs incurred and amortized to income follow:

	2004	2003	2002

Balance, January 1	$ 153,605	$ 138,241	$ 116,557
Costs deferred during the year	449,272	365,614	317,008
Amortization charged to expense	(439,232)	(350,250)	(295,324)

Balance, December 31	$ 163,645	$ 153,605	$ 138,241

Note E - Property and Equipment

Our property and equipment at December 31 follows:

	2004	2003

Buildings	$ 55,701	$ 53,944
EDP equipment and copiers	33,584	31,275
Equipment and office furniture	13,337	13,293
Automobiles	1,589	1,634
Building improvements	1,019	829

	105,230	100,975
Less accumulated depreciation	(55,358)	(51,937)

	49,872	49,038
Land	3,885	3,959

	$ 53,757	$ 52,997

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note E - Property and Equipment (Continued)

Property and equipment are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the assets using the following rates and lives:

	Percent Per Annum	Useful Life (Years)

Buildings	2.5	40
Building improvements (prior to 1992)	2.5	40
Building improvements (1992 and subsequent)	5.0	20
Equipment and office furniture	10.0	10
EDP equipment and copiers	20.0	5
Automobiles	33.3	3

      Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed and the accumulated depreciation thereon is eliminated from the related property and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. We capitalize property and equipment having an economic life of more than one year and having physical substance with a unit dollar value of $1.0 or greater.

      Depreciation expense was $5,975, $5,893 and $5,417 for the years ended December 31, 2004, 2003 and 2002, respectively. Depreciation expense is allocated evenly between loss adjustment expenses and policy acquisition costs.

Note F - Unpaid Losses and Loss Adjustment Expenses (LAE)

      The liability for unpaid losses and LAE represents our best estimate of the ultimate net cost of all losses and LAE incurred through the balance sheet date. This estimate includes the adjusted case estimates for losses, incurred but not reported losses, salvage and subrogation recoverable and a reserve for LAE. In arriving at our best estimate, we begin with the aggregate of individual case reserves and then make adjustments to these amounts on a line of business basis. These adjustments to the aggregate case reserves by line of business are made based on our analysis as further described below. The entire liability for unpaid losses and LAE is also independently reviewed quarterly and annually by our Actuarial Department. Liability estimates are continually analyzed and updated, and therefore, the ultimate liability may be more or less than the current estimate. The effects of changes in the estimates are included in the results of operations in the period in which the estimates are revised.

      Significant time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. We recognize liabilities for unpaid losses by establishing reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and LAE. We review these reserves quarterly. Regulations of the Divisions of Insurance require us to obtain a certification annually from either a qualified actuary or an approved loss reserve specialist that our loss and LAE reserves are reasonable.

      When a claim is reported to us, we establish a "case reserve" for the estimated amount of our ultimate exposure. The amount of the reserve is primarily based upon an evaluation of the type of claim involved, the circumstances surrounding the claim and the policy provisions relating to the loss. This estimate reflects our informed judgment based on general insurance reserving practices and on our experience and knowledge. During the loss adjustment period, these estimates are revised as deemed necessary based on subsequent developments and periodic reviews of the cases.

      In accordance with industry practice, we also maintain reserves for estimated incurred but not reported (IBNR) and LAE net of salvage and subrogation recoverable. These reserves are determined based on historical information and experience. Adjustments to these reserves are made periodically to take into account changes in the volume of business written, claims frequency and severity, the mix of business, claims processing and other items that can be expected to affect our liability for losses and LAE.

When reviewing the liability for unpaid losses and LAE, we analyze historical data and estimate the impact of various factors, including:

*	payment trends;

*	loss expense per exposure;

*	our, and the industry's, historical loss experience;

*	frequency and severity trends;

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note F - Unpaid Losses and Loss Adjustment Expenses (Continued)

*	legislative enactments, judicial decisions, legal developments in the imposition of damages; and

*	changes and trends in general economic conditions, including the effects of inflation and recession.

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors.

      By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, we estimate the ultimate net liability for losses and LAE. After taking into account all relevant factors, we believe that, based on existing information, the provision for losses and LAE at December 31, 2004 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability, however, may be greater or lower than established reserves. If the ultimate exposure is greater than (or less than) our estimated liability for losses and LAE, we will incur additional expense (income) which may have a material impact on our consolidated financial position. We do not discount to present value that portion of our loss reserves expected to be paid in future periods.

      Liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as oil spills, mold and lead paint are included in the loss reserve methodologies described above. Reserves have been established to cover these claims for known losses. Because of our limited exposure to these types of claims, we believe they will not have a material impact on our consolidated financial position in the future. Loss reserves on environmental related claims amounted to $6,646 and $7,906 at December 31, 2004 and 2003, respectively.

Liabilities for unpaid losses and LAE at December 31 follow:

	2004	2003

Net voluntary unpaid loss and LAE reserves	$783,159	$ 760,156
Voluntary salvage and subrogation recoverable	(97,218)	(100,988)
Assumed unpaid loss and LAE reserves from CAR	167,502	155,874
Assumed salvage and subrogation recoverable from CAR	(23,317)	(22,699)

Total voluntary and assumed unpaid loss and LAE reserves	830,126	792,343
Adjustment for ceded unpaid loss and LAE reserves	169,134	174,010
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid loss and LAE reserves	$990,260	$ 957,353

The change in reserves for unpaid losses and LAE, net of reinsurance deductions from all reinsurers, including Commonwealth Automobile Reinsurers (CAR), for the years ended December 31 follow:

	2004	2003	2002

Incurred losses and LAE:
Provision for insured events of the current year	$1,101,871	$1,095,371	$924,206
Decrease in provision for insured events of prior years	(57,031)	(25,224)	(14,437)

Total incurred losses and LAE	1,044,840	1,070,147	909,769

Payments:
Losses and LAE attributable to insured events of the current year	637,373	625,803	539,555
Losses and LAE attributable to insured events of prior years	369,684	330,349	286,022

Total payments	1,007,057	956,152	825,577

Change in loss and LAE reserves during the year	37,783	113,995	84,192
Loss and LAE reserves prior to the effect of ceded
reinsurance recoverable, beginning of year	792,343	678,348	594,156

Loss and LAE reserves prior to the effect of ceded
reinsurance recoverable, end of year	830,126	792,343	678,348
Ceded reinsurance recoverable	160,134	165,010	137,278

Loss and LAE reserves, end of year	$ 990,260	$ 957,353	$815,626

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note F - Unpaid Losses and Loss Adjustment Expenses (Continued)

      As a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased $57,031 for the year ended 2004 and $25,224 for the year ended 2003. The favorable development is due primarily to lower than anticipated losses related to the personal automobile liability, the automobile physical damage and the commercial multiple peril lines of business. Conditions and trends that have affected development in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based upon these developments. The amounts we will ultimately incur from loss and loss adjustment expenses could differ materially in the near term from the amounts recorded.

      Approximately $51,027 in personal automobile liability redundancies developed for the year ended 2004, with 98.0% of this amount coming from the 2003, 2002 and 2001 accident years. The primary reason for the redundancies in this area is that claim severity came in better than we anticipated. Automobile physical damage had approximately $2,334 in redundancies related to the 2003 accident year. In 2004, we also experienced redundancies of $2,222 for the commercial multiple peril line of business, half of which related to the 1996 accident year. Various redundancies and deficiencies for the other lines of business and accident years combined for the remaining approximately $1,448 net redundancy.

      Our aggregate actuarial estimate for the loss and LAE reserves, on a consolidated basis and net of reinsurance recoverable, ranges from a low of $760.9 million to a high of $875.1 million, as of December 31, 2004. Our financial statement loss and LAE reserves net of reinsurance, based on our best estimate, was established at $830.2 million for that date. We calculate our estimate independently from those amounts as calculated by our actuaries and, therefore, the final results are most often not the same. We estimate amounts primarily by reviewing historical loss and LAE data, focusing mainly on payment data. We also review and compare most recent loss frequency, severity and payment data to historical trends in an attempt to determine if patterns are remaining consistent or not. We attempt to establish our reserve estimate as close to the amount required for the ultimate future payments necessary to settle all losses. The accuracy of this estimate is reflected by the line noted in the above table entitled "decrease in provision for insured events of prior years."

      Our loss and LAE reserves reflect our share of the aggregate loss from CAR and our LAE reserves and the other writers of automobile insurance in Massachusetts that participate in CAR (Servicing Carriers).

Note G - Bonds Payable

      On December 9, 2003, we issued $300 million face value of senior unsecured and unsubordinated debt (the Senior Notes) which matures December 9, 2013. The Senior Notes were issued at 99.3% to yield 6.04% and bear a coupon interest rate of 5.95%, payable semi-annually on June 9 and December 9. Proceeds from the issuance were $298.0 million. Costs related to the issuance of the Senior Notes have been deferred and recorded in other assets on the balance sheet. The deferred costs and the original issue discount will be amortized into interest expense over the life of the Senior Notes. The fair market value of the Senior Notes at December 31, 2004 was estimated at $307.5 million.

Note H - Commitments

      In 2000, Commerce entered into a Limited Partnership Agreement with Conning Partners VI, L.P., a Delaware Limited Partnership. This partnership agreement required our commitment to invest up to $50,000 into the partnership. In 2004, 2003 and 2002, we invested $10,688, $5,250 and $7,581, respectively, into the partnership. As of December 31, 2004, we have invested $35,554 into the partnership, leaving a commitment balance to the partnership of $14,446. The partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity, equity-related and other securities issued in expansion financing, start-ups, buy-outs and recapitalization transactions. The fund targets companies in the areas of insurance, financial services, e-commerce, healthcare, and related businesses, including, without limitation, service and technology enterprises supporting such businesses, in order to realize long-term capital returns, all as determined and managed by the General Partner for the benefit of the Partners.

      Also in 2000, Commerce entered into a Limited Partnership Agreement with Distribution Partners Investment Capital, L.P. a Delaware Limited Partnership. This partnership agreement required our commitment to invest up to $3,500 into the partnership. In 2002, we invested $298 into the partnership. We did not invest in the partnership in 2004 and 2003. As of December 31, 2004, we have invested $2,555 into the partnership leaving a balance of $945 for funds still committed. The partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity and equity-related securities of companies operating in the area of insurance distribution and distribution related activities, all as determined and managed by the General Partner for the benefit of the Partners.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note H - Commitments (Continued)

      In addition to state mandated minimum and other commissions on policies written, we pay certain of our agencies compensation in the form of profit sharing. This is based primarily on the underwriting profits of an individual agents' business written with us. The arrangement for Massachusetts and New Hampshire business utilizes a three-year rolling plan, with one third of the agents' profit or loss for each of the current and the two prior years' calculations summed to a single amount. This amount, if positive, is multiplied by the profit sharing commission rate and paid to the agent. Outside of Massachusetts, Commerce, Commerce West and American Commerce each have profit sharing plans tailored to their specific markets.

Note I - Stockholders' Equity

The amount of consolidated retained earnings at December 31, 2004 represented by undistributed earnings of 50% or less owned investments that are accounted for using the equity method follows:

	Carrying Value	Cost	Undistributed Earnings (Loss)

Preferred stock mutual fund	$61,429	$ 54,653	$ 6,776
Other investments in venture capital partnerships	34,281	48,588	(14,307)

	$95,710	$103,241	(7,531)

Income tax benefit (at 35%)			(2,636)
Undistributed equity method earnings included in
consolidated retained earnings			$ (4,895)

Book Value Awards, Stock Appreciation Rights and Stock Option Programs

      The Incentive Compensation Plan. During 2002, our stockholders approved the Incentive Compensation Plan (the Plan) which provides for the award of incentive stock options, non-qualified stock options, book value awards, stock appreciation rights, restricted stock and performance stock units. Up to 5,000,000 shares of common stock (subject to increase for anti-dilution adjustments) may be issued under the Plan, including shares that may be issued pursuant to awards of restricted stock or upon the exercise of common stock equivalent awards such as stock options and stock appreciation rights payable in the form of common stock (not in the form of cash). At the discretion of the compensation committee, all of our directors, officers and other senior management employees, including those of our subsidiaries, are eligible to participate in the Plan.

      Book value awards issued relating to the Plan totaled 1,489,111 in 2004, 1,408,675 in 2003 and 1,294,798 in 2002. Expenses relating to book value awards were $18,895, $11,203 and $1,700 in 2004, 2003 and 2002, respectively. The outstanding book value awards entitle the holders to cash payments based upon the extent to which, if at all, the per share book value exceeds certain thresholds set at the time the award was granted.

      Employee stock options (options) granted through 2001 relating to the Plan totaled 2,529,042, including the issuance of options previously terminated. No employee stock options were granted after 2001 under the Plan. The outstanding options entitle the recipient to purchase our common stock based upon the extent to which, if at all, the per share market value of the common stock exceeds certain thresholds set at the time the option was granted. Unexercised options terminate not later than eight years after the date of grant. The average contractual life of the remaining 65,509 options outstanding at December 31, 2004 was 4.1 years.

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


THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note I - Stockholders' Equity (Continued)

      We record our expenses related to stock options and book value awards (BVAs) in two separate line items on our income statement - losses and loss adjustment expenses and policy acquisition costs. The stock option and BVA expenses recorded in each line item for the years ended December 31 follow:

	2004	2003

Losses and loss adjustment expenses - BVA	$10,086	$ 5,958
Policy acquisition costs - BVA	8,652	5,125

Total BVA expense	18,738	11,083

Losses and loss adjustment expenses - employee options	1,888	1,382
Policy acquisition costs - employee options	1,627	1,175

Total employee option expense	3,515	2,557

Losses and loss adjustment expenses - agents' options	8,410	4,966
Policy acquisition costs - agents' options	6,881	4,064

Total agents' options expenses	15,291	9,030

Total stock option and BVA expenses	$37,544	$22,670

      Liabilities for the book value awards and employee stock option programs were $29,654 and $17,512 at December 31, 2004 and 2003, respectively. Plan activity, related to employee options, for the three years ended 2004 follows:

	Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2002	2,442,336	$31.52
Exercised	(281,627)	32.81

Options outstanding at December 31, 2002	2,160,709	31.35
Exercised	(348,037)	31.79

Options outstanding at December 31, 2003	1,812,672	31.27
Exercised	(1,747,163)	31.28

Options outstanding at December 31, 2004	65,509	30.98

Options exercisable at December 31, 2002	347,873	32.81

Options exercisable at December 31, 2003	628,329	32.15

Options exercisable at December 31, 2004	65,509	30.98

At December 31, 2004, 2,557,664 shares of common stock may be awarded in the future under the Plan. Our Compensation Committee has not granted stock options under the plan since 2001.

      We follow variable accounting treatment for options granted in 1999 and 2000 in accordance with APB Opinion 25 and related interpretations. Expenses in 2004, 2003 and 2002 related to options granted in 1999 and 2000 were $3,607, $2,570 and $3,306, respectively.

      The American Commerce Agent's Plan. Additionally, we grant options to certain agents (ACIC agents' options) of American Commerce (the ACIC Plan). The right of the recipient to exercise these ACIC agents' options is contingent upon the average volume of other-than-Massachusetts private passenger automobile and homeowners direct written premiums placed and maintained with American Commerce for a five year period specified in the ACIC agents' option agreement. If qualified, the recipient may purchase our common stock at the exercise price for a period of five years beginning five years after the date of the grant (the confirmation date). Unexercised ACIC agents' options terminate not later than ten years after the date of the grant (the expiration date). In conjunction with meeting specified premium growth levels over the term of the ACIC agents' options, we provided "put rights" to the holders of the ACIC agents' options granted in 1999. These put rights permit the agents' option holders to require us to purchase the ACIC agents' options at the difference between $40.00 less the exercise price, at any time from and after the confirmation date through and including the expiration date. Options cannot be exercised using cash. Options can only be exercised using a net share purchase such that the dollar value that the option is in the money is divided by the fair market value of the stock at the date of exercise to arrive at the number of shares received by the option holder. We record our expenses associated with the ACIC Plan over each award's vesting period, based on our estimate of the fair value of each award. Expenses related to these options were $15,291 in 2004, $9,030 in 2003 and $1,543 in 2002. The ACIC Plan has not been, and is not required to be, approved by our stockholders.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note I - Stockholders' Equity (Continued)

The ACIC Plan activity for the three years ended 2004 follows:

	Shares	Weighted Average Exercise Price

Agents' options outstanding at January 1, 2002	2,222,380	$37.05
Granted	475,000	49.50

Agents' options outstanding at December 31, 2002	2,697,380	39.24
Granted	1,100,000	46.27

Agents' options outstanding at December 31, 2003	3,797,380	41.28
Granted	625,000	58.63
Exercised	(1,500,250)	36.32

Agents' options outstanding at December 31, 2004	2,922,130	47.54

      There were 372,130 exercisable ACIC agents' options at December 31, 2004. None of the outstanding ACIC agents' options were exercisable at December 31, 2003 and 2002. The weighted average remaining contractual life of ACIC agents' options outstanding at December 31, 2004 was 7.8 years.

      On February 10, 2005, 700,000 of the ACIC agents' options that were outstanding at December 31, 2004 were forfeited as a result of AAA Arizona terminating its relationship with American Commerce. None of these options were exercisable at the end of 2004. Accrued expenses for these options were $3,487 at December 31, 2004. If these options had been forfeited at December 31, 2004, the weighted average exercise price and weighted average remaining contractual life of ACIC agents' options outstanding would have been $46.82 and 7.5 years, respectively.

The fair value of each of the ACIC agents' options granted under the ACIC Plan was estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2004	2003	2002

Dividend yield	2.38%	3.20%	3.53%
Expected volatility	21.50%	22.40%	29.50%
Risk-free interest rate	3.64%	3.04%	2.71%
Expected option life in years	5-9.5	5-9.5	7

      The exercise prices for ACIC agents' options granted in 2004, 2003, 2002, 2001, 2000 and 1999 are $58.63, $46.27, $49.50, $42.85, $34.04 and $36.32, respectively. The estimated weighted average fair values per share of the ACIC agents' options were $17.39, $6.82 and $5.03 at December 31, 2004, 2003 and 2002, respectively. The ACIC agents' option liability at December 31, 2004 and 2003 was $19.8 million and $16.7 million, respectively.

New Accounting Pronouncement

      The Financial Accounting Standards Board issued in December 2004 revised rules for accounting for stock options and other equity-based remuneration, Share-Based Payment. We will adopt these revised rules in the third quarter of 2005 when they become effective. This change will not impact our results of operations and financial condition for the stock options we awarded through 2001 under the Plan, because application of the revised rules is on a prospective basis. The revised rules will not change our accounting for BVAs and the stock options we award under the ACIC Plan.

Treasury Stock

      Effective July 1, 2004, Massachusetts corporate law eliminated the distinction between treasury shares and authorized but unissued shares, by providing that common shares that we acquire automatically are restored to the status of authorized but unissued shares. We have continued to reflect treasury shares on our balance sheet and in our notes to the financial statements in part because the concept of treasury shares continues to be relevant under the New York Stock Exchange Rules. Also effective July 1, 2004 Massachusetts corporate law eliminated the concept of par value. The effect of that change was to supersede the historic prohibition against issuing par value stock for less than par. There is no minimum price at which we may issue shares. We have continued to show on our balance sheet the most recent par value per share of our common stock ($0.50), as well as the aggregate amount of par value for which the shares of our common stock now outstanding were issued, because we believe that presentation facilitates an understanding of the stockholders' equity section of our consolidated balance sheet.

      In 2004, we acquired 837,002 shares of our common stock as consideration for stock options exercised. We did not acquire any of our common stock under our authorized buy-back program during 2004. At December 31, 2004, we had authority to purchase a total of 858,300 additional shares of our common stock under our buy-back program.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note I - Stockholders' Equity (Continued)

Net Earnings Per Common Share (EPS)

      Basic EPS is computed based on the weighted average number of common shares outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding adjusted by the number of additional common shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of common shares we could have repurchased from the proceeds of the potentially dilutive shares. Our only dilutive instruments are stock options outstanding. Basic and diluted EPS are calculated as follows for the years ended 2004, 2003 and 2002:

	2004	2003	2002

Net earnings for basic and diluted EPS	$ 214,431	$ 160,943	$ 46,755

Common share information:
Average shares outstanding for basic EPS	32,802,023	32,000,220	32,773,519
Dilutive effect of stock options	150,691	254,443	254,562

Average shares outstanding for dilutive EPS	32,952,714	32,254,663	33,028,081

Basic EPS	$ 6.54	$ 5.03	$ 1.43

Dilutive EPS	$ 6.51	$ 4.99	$ 1.42

      The computation of diluted EPS did not include stock options that were anti-dilutive, as their exercise price was greater than the average market price of our common stock during the year. The number of such options was 1,100,000, 1,850,000 and 750,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Payments of Dividends

      Under Massachusetts law, an insurer may pay cash dividends only from earnings and statutory surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. Following the declaration and payment of such dividends, the insurer must file a report with the Commissioner. A Massachusetts insurance company may not pay an extraordinary dividend or distribution unless the insurer gives the Commissioner at least 30 days' prior notice of the declaration and the Commissioner does not disapprove of the plan of payment prior to the date of such payment. An extraordinary dividend or distribution includes any dividend or distribution whose fair market value together with other dividends or distributions made within the preceding 12 months exceeds the greater of 10% of surplus, or net income for the 12 month period ending the 31st day of December. California and Ohio have laws similar to those in Massachusetts regulating the payment of dividends by insurance companies.

      The aggregate amount of dividends calculated in accordance with regulations in Massachusetts, California and Ohio that could have been paid in 2004 from all of our insurance subsidiaries without prior regulatory approval was approximately $139,957, of which $23,890 was declared and paid as of December 31, 2004.

      Our Board of Directors voted to declare four quarterly dividends to stockholders of record totaling $1.31 per share and $1.27 per share in 2004 and 2003, respectively. On May 21, 2004, the board voted to increase the quarterly stockholder dividend from $0.32 to $0.33 per share to stockholders of record as of June 1, 2004. Prior to that declaration, we paid quarterly dividends of $0.32 per share dating back to May 16, 2003 when the board voted to increase the dividend from $0.31 to $0.32 per share.

Note J - Premiums

      Approximately 83.1% of our direct premiums written for the year ended December 31, 2004 were generated from personal automobile insurance policies. Approximately 86.2% of our direct premiums written for the year ended December 31, 2004 were generated in Massachusetts.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note J - Premiums - Continued

      Insurance premiums are recognized as income ratably over the terms of the policies. Unearned premiums are determined by prorating written premiums on a daily basis over the terms of the policies. A significant portion of our Massachusetts premiums written is derived through the American Automobile Association Clubs of Massachusetts (AAA Clubs) affinity group marketing program. Direct premiums written by the AAA affinity group marketing program in Massachusetts was $725,579 or 39.5% of our total direct premiums written in 2004, $691,694 or 41.7% in 2003 and $619,020 or 44.0% in 2002. Insurance agencies owned by the AAA Clubs wrote 14.5 % and our network of independent agents wrote 85.5% of these amounts in 2004.

Note K - Income Taxes

      As a member of a consolidated group for tax purposes, The Commerce Group, Inc. and its subsidiaries (Affiliated Group) elect to file a consolidated federal income tax return. As such, they are jointly and severally liable for federal income taxes of the Affiliated Group. We have entered into an agreement establishing an allocation of tax liability and for compensation of the respective members of the Affiliated Group for use of their tax losses and credits.

      The method of allocation calls for current taxes to be allocated among all affiliated companies based on a written tax-sharing agreement. Under this agreement, allocation is made primarily on a separate return basis with current payment for losses and other tax items utilized in the consolidated return.

      We use an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we consider all expected future events other than changes in the tax law or rates, unless enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Our federal income tax expense (benefit) for the years ended December 31 follows:

	2004	2003	2002

Current	$92,298	$63,852	$ 32,956
Deferred	(3,295)	(5,784)	(15,893)

Income taxes	$89,003	$58,068	$ 17,063

      Realization of a deferred tax asset is dependent on generating sufficient taxable income in future years. Although realization is not assured, we believe it is more likely than not that all of the deferred tax assets will be realized. GAAP requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2002, our valuation allowance of $3,936 represented the tax effect related to realized investment losses that may not have been recoverable due to the uncertainties as to the amount of realized investment gains that may have been available in the future. We had sufficient capital gains in 2003 to reverse the 2002 year end valuation allowance in 2003. We did not have a valuation allowance for deferred taxes at December 31, 2004 and 2003.

Deferred tax liabilities (assets) at December 31 follow:

	2004	2003

Unearned premiums	$ (53,965)	$ (48,846)
Discounting of loss reserves	(27,145)	(22,248)
Stock option expense	(7,026)	(7,797)
Investment write-downs	(8,381)	(13,159)
Deferred income	(12,853)	(10,797)
Book value awards expense	(6,782)	(3,850)
Directors' retirement compensation expense	(1,082)	(1,006)
Other	(3,560)	(3,322)

Deferred tax assets	(120,794)	(111,025)

Deferred policy acquisition costs	57,275	53,763
Salvage and subrogation recoverable	2,120	2,429
Tax depreciation in excess of book depreciation	3,642	1,724
Equity in preferred stock mutual fund	4,367	3,377
Net accumulated comprehensive income	8,841	15,664
Other	1,177	828

Deferred tax liabilities	77,422	77,785

Net deferred tax asset	$ (43,372)	$ (33,240)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note K - Income Taxes (Continued)

Federal income tax on income is less than the amount computed by applying the statutory rate of 35% for the years ended 2004, 2003 and 2002 for the following reasons:

	2004		2003		2002

Tax at statutory rate	$106,467	35.0%	$76,757	35.0%	$18,220	35.0%
Tax exempt interest	(10,239)	(3.4)	(4,933)	(2.2)	(5,556)	(10.7)
Dividends paid to ESOP
participants	(1,342)	(0.4)	(1,211)	(0.6)	(844)	(1.6)
Dividends received deduction	(5,306)	(1.7)	(7,942)	(3.6)	(9,100)	(17.5)
Valuation allowance	-	-	(3,936)	(1.8)	3,936	7.6
Realized losses ineligible for tax deduction	-	-	-	-	10,874	20.9
Tax contingency reserve	(1,038)	(0.3)	-	-	-	-
Other	461	0.1	(667)	(0.3)	(467)	(0.9)

Tax and effective rate	$ 89,003	29.3%	$58,068	26.5%	$17,063	32.8%

      During 2004, our 2001 and 2002 federal income tax returns were audited by the IRS; there were no material findings. We had an accrued balance of $1,038 at December 31, 2003 for possible IRS audit adjustments which we released in 2004. We did not have a tax contingency accrual at December 31, 2004.

Note L - Insolvency Fund Assessments

Protection Against Insurer Insolvency - Massachusetts

      All of the insurers writing the types of insurance covered by the Massachusetts Insurers Insolvency Fund (MIIF) are MIIF members. MIIF is obligated to pay any unpaid claim, up to $300, against an insolvent insurer if the claims existed prior to the declaration of insolvency or arose within 60 days thereafter. MIIF assesses members the amounts it deems necessary to pay both its obligations and the expenses of handling covered claims. Subject to certain limitations, assessments are made in the proportion that each member's net written premiums for the preceding calendar year for all property and casualty lines of business bore to the corresponding net written premiums for all members for the same period. The statute that established MIIF also provides for the recoupment by insurers of amounts paid to MIIF. Historically, the Commissioner has allowed insurers to recoup the amounts they paid MIIF through rate adjustments.

      It is anticipated that there will be additional assessments from time to time relating to various insolvencies. By statute, no insurer may be assessed in any year an amount greater than two percent of that insurer's direct written premiums for the calendar year preceding the assessment. Although the timing and amounts of any such assessments are not known, based on existing knowledge, we believe that such assessments will not have a material effect on our consolidated financial position. MIIF assessed Commerce and Citation $6,304, $8,106 and $4,496 for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts were net of credits for prior year assessments on numerous insurer insolvencies.

Protection Against Insurer Insolvency - Other States

      All companies are also covered by similar associations in the states where they do business. These associations operate similarly to the MIIF. Commerce West, domiciled in California, is covered by the California Insurance Guarantee Association. American Commerce, domiciled in Ohio, is covered by the Ohio Guarantee Association. Payments made by American Commerce, Commerce West and Commerce (for New Hampshire only) to the associations that they are covered under were $111 in 2004, $190 in 2003 and $107 in 2002.

Note M - Reinsurance

      We reinsure with other insurance companies on a claims incurred basis a portion of our potential exposure under the policies we have written. The objective of this reinsurance is to mitigate the adverse financial consequences of a severe loss under individual policies, or catastrophic occurrences where a number of claims can produce an extraordinary aggregate loss. Reinsurance does not legally discharge us from our primary liability to the insured for the full amount of the policies, but it does make the reinsurer liable to us to the extent of the reinsured portion of any loss ultimately suffered. We seek to utilize reinsurers that we consider adequately capitalized and financially able to meet their obligations under reinsurance agreements with us. We use a variety of reinsurance mechanisms to protect against loss.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note M - Reinsurance (Continued)

Quota Share Reinsurance

      On June 30, 2004, our 65% one-year quota share reinsurance program expired. This program covers all non-automobile property and liability business, except umbrella policies. This program was extended another year, effective July 1, 2004, with the primary change in terms being an increase in the quota share rate to 70%. Prior to July 1, 2003, we maintained a 75% quota share reinsurance program, which was incepted on July 1, 1998 and established for a five year period. Quota share reinsurance refers to a form of pro rata reinsurance arrangement pursuant to which the reinsurer participates in a specified percentage of the premiums and losses on every risk that comes within the scope of the reinsurance agreement. The current program is split among American Re-Insurance Corporation, rated "A (Excellent)" by A.M. Best (its third highest rating), Swiss Reinsurance America Corporation, rated "A+ (Superior)" by A.M. Best (its second highest rating), and Transatlantic Insurance Company, rated "A+" by A.M. Best. The maximum per occurrence dollar recovery is equal to 225% of the annual net premiums ceded to the quota share arrangement in the contract year. The maximum aggregate per year dollar recovery under the quota share contract is equal to 325% of the annual net premium ceded to the quota share arrangement in the contract year. A sliding scale commission, based on loss ratio, is utilized under this program. This program provides us with sufficient protection for catastrophe coverage to enable us to forego pure catastrophe reinsurance coverage.

The table below provides information depicting the approximate recovery under the quota share contract at various loss scenarios, if a single catastrophe were to strike through June 30, 2005:

Total Loss	Reinsurance Recovery	Net Loss Retained by Commerce

$ 50,000	$ 35,000	$ 15,000
100,000	70,000	30,000
150,000	105,000	45,000
200,000	140,000	60,000
250,000	175,000	75,000
300,000	210,000	90,000
350,000	245,000	105,000
400,000	280,000	120,000
450,000	315,000	135,000

      Under the above scenario and based on the twelve month projected premiums to be ceded under the program, we have no reinsurance recoveries for a single event catastrophe in excess of a total loss of approximately $450 million. The level of reinsurance protection increases (decreases) when we cede more (less) premium to the reinsurers.

      It is customary for property and casualty companies to evaluate their exposure to a weather-related catastrophe by estimating the losses that would be incurred if a storm equivalent to the most destructive storm that has occurred during a given period were to occur during a current fiscal year or reinsurance policy period. If the estimate focuses on hurricanes during the past 100 years, for example, the most destructive hurricane during that period is referred to as a "100-year hurricane." Our estimated total loss, before reinsurance, on our other-than-automobile business for 100 and 250-year hurricanes is approximately $240,000 and $457,000, respectively. Our estimates were derived through the services of Employers Reinsurance Corporation on our December 31, 2003 other-than-automobile exposures, which utilized the RMS (Risk Management Solutions) risk assessment system. We believe that most property and casualty insurance companies establish their catastrophe reinsurance programs between the 100-year and 250-year storm estimates.

      Written premiums ceded in 2004, 2003 and 2002 under the current and prior quota share programs combined were $133,562, $107,313 and $98,017, respectively. The 24.5% increase in written premiums ceded in 2004 versus 2003 in this program was primarily the result of a $18,271, or 17.7% increase in Massachusetts homeowner direct written premium, coupled with an $6,463, or 17.9%, increase in direct homeowner writings in states other than Massachusetts, as previously mentioned. In addition, the increase on the quota share participation rate from 65% to 70% on July 1, 2004 contributed to the increased cessions. Ceding commission income is calculated on a ceded earned premium basis.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note M - Reinsurance (Continued)

Casualty Reinsurance

      Casualty reinsurance, excluding umbrella policies, is written on an excess of loss basis for any one event or occurrence with a maximum recovery of $8,000 over a net retention of $2,000. This coverage is placed with Swiss Reinsurance America Corporation.

      Personal and commercial liability umbrella policies are reinsured on a 95% quota share basis in regard to limits up to $1,000 and 100% quota share basis for limits in excess of $1,000 but not exceeding $5,000 for policies with underlying automobile coverage of $250/$500 or more. We also have personal liability umbrella reinsurance coverage for policies with underlying automobile coverage of $100/$300 on a 65% quota share basis for limits up to $1,000 and 100% quota share basis for limits in excess of $1,000 but not exceeding $3,000. These coverages are placed with Employers Reinsurance Corporation, rated "A" by A.M. Best (its third highest rating).

      Earned premiums and losses and loss adjustment expenses are stated in the accompanying consolidated financial statements after deductions for reinsurance. Those deductions for reinsurance, other than CAR, follow for the years ended December 31:

	2004	2003	2002

Income Statement:
Written premiums	$138,084	$111,119	$101,913
Earned premiums	124,975	108,249	90,075
Losses and loss adjustment expenses	57,199	68,139	47,658
Balance Sheet:
Unpaid losses and loss adjustment expenses	58,608	58,074	43,380
Unearned premiums	72,699	59,712	55,023

We, as primary insurer, would be required to pay losses in their entirety in the event that the reinsurers were unable to discharge their obligations under the reinsurance agreements.

Commonwealth Automobile Reinsurers

      CAR, a state-mandated reinsurance mechanism, enables us and other servicing carriers to reinsure any automobile risk that the insurer perceives to be under-priced at the premium level permitted by the Commissioner of Insurance. Servicing carriers, which are responsible for over 99.0% of total direct premiums written for personal automobile insurance in Massachusetts, are required to offer automobile insurance coverage to all eligible applicants pursuant to "take-all-comers" regulations, but may reinsure business with CAR.

      Since its inception, CAR has annually generated multi-hundred million dollar underwriting losses, primarily in the personal automobile pool. We are required to share in the underwriting results of CAR business for our respective product lines. Under current regulations, our share of the CAR personal or commercial deficit is based upon our market share for automobile risks for the particular pool, adjusted by a "utilization" concept, such that, in general, we are disproportionately and adversely affected if our relative use of CAR reinsurance exceeds that of the industry, and favorably affected if our relative use of CAR reinsurance is less than that of the industry. For personal automobile writers, companies can reduce their participation ratio by writing credit eligible business voluntarily. Companies are provided credits against their participation ratio for writing those classes and territories of business that are purposefully under-priced in the Massachusetts rate setting process. Companies are also penalized for ceding certain business to CAR. Our strategy has been to maintain above average voluntary retention levels, as well as to retain private passenger automobile business voluntarily that receives credits. This favorably affects our participation ratio compared to our market share, but adversely impacts our voluntary loss ratio. During 2004, 2003 and 2002, our net participation in the CAR personal automobile pool approximated 23.2%, 20.2% and 18.2%, respectively, as reported by CAR, compared to our estimated market share in those years of 29.0%, 27.7% and 25.9%, respectively. The values associated with credits and penalties, under existing CAR Rules 11 and 12, are set annually, but have not been established and approved by the Commissioner for 2005.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note M - Reinsurance (Continued)

Reinsurance activity with CAR for fiscal years 2004, 2003 and 2002 follows:

	2004		2003		2002

	Ceded	Assumed	Ceded	Assumed	Ceded	Assumed

Income Statement:
Written premiums	$115,766	$128,152	$104,898	$112,547	$88,198	$ 96,269
Earned premiums	110,833	121,379	96,150	104,297	80,241	90,594
Losses and LAE incurred	101,461	137,822	114,267	144,252	114,578	128,071
Underwriting expenses	-	42,763	-	35,474	-	31,047

Balance Sheet:
Unearned premiums	58,465	62,397	53,532	55,624	52,374	47,374
Unpaid losses and LAE	99,990	144,184	106,936	133,175	93,871	115,566

      We pay to CAR all of the premiums generated by the policies we have ceded and CAR reimburses us for all losses incurred on ceded policies. In addition, we receive a fee for servicing ceded policies based on the expense structure established by CAR. For the years ended December 31, 2004, 2003 and 2002, these servicing fees amounted to $21,160, $18,938 and $18,668, respectively.

      We present assets and liabilities gross of reinsurance. The residual market receivable represents the gross amount of reinsurance recoverable from CAR, including unpaid losses, unearned premiums, paid losses recoverable and unpaid ceded and assumed premiums.

      Through December 31, 2004, the current CAR utilization-based participation ratio has been in place for the personal automobile market since 1994. During 2004, 2003 and 2002, the amount of personal automobile exposures we reinsured through CAR approximated 5.2%, 5.1%, and 4.9%, respectively, as compared to industry averages of 6.8%, 7.0% and 7.5%, respectively. A CAR reform proposal approved by the Commissioner on December 31, 2004 would, if implemented, substantially change the existing CAR utilization allocation. See Note R for additional information. Potential changes to CAR Rules 11 and 12 for 2005, which address credits and penalties, may significantly change our participation ratio if implemented.

      Our two largest reinsurance components, quota share and CAR, settle on a quarterly basis. Quota share settles 45 days after the end of each quarter and CAR settles 90 days after the end of each quarter. There were no balances in dispute for the years ended 2004 and 2003 for either component.

Income consisting of expense reimbursements, which include servicing carrier fees from CAR on policies written for CAR, are deferred and amortized over the term of the related insurance policies.

Note N - Employee Stock Ownership Plan

      We offer an Employee Stock Ownership Plan (ESOP) for the benefit of substantially all employees, including those of our subsidiaries. The ESOP is noncontributory on the part of participants and contributions are made at the discretion of the Board of Directors. We are under no obligation to make contributions or maintain the ESOP for any length of time and may completely discontinue or terminate the ESOP at any time without liability. Contribution expense for the ESOP for the years ended December 31, 2004, 2003 and 2002 were $9,651, $8,850 and $8,070, respectively. In 2005, the 2004 contribution was funded entirely with 143,395 treasury stock shares. ESOP contributions in previous years were made in cash. The increase in the contribution in 2004 over 2003 and in 2003 over 2002 was primarily due to an increase in employees. The ESOP held 2,819,951 and 2,873,856 shares of our common stock at December 31, 2004 and 2003, respectively.

      Contributions are allocated among the participants' accounts in the ratio of each participant's eligible Form W-2 compensation to the total of all participants' covered compensation for the year. Dividends on ESOP shares are fully earned, and participants can elect to either receive cash or apply the dividend to their ESOP account. ESOP shares are treated as outstanding shares for the purpose of our earnings per share calculations. The fair value of the ESOP shares held by participants that are less than 100% vested at December 31, 2004 was $10,638.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note N - Employee Stock Ownership Plan (Continued)

      ESOP participants who are current employees and who are 100% vested in their ESOP accounts can annually elect to transfer out of the ESOP up to 100% of their allocated company stock in the form of an eligible rollover distribution into another eligible retirement plan, such as a qualified individual retirement arrangement. Approximately 2,082,540 shares owned by participants in the ESOP at December 31, 2004 are allocated to the ESOP accounts of these individuals. ESOP accounts vest at a rate of 20% per service year beginning with a participant's third year of service.

      ESOP participants who are former employees of the company may generally elect to withdraw from the ESOP the total amount of shares allocated to their accounts at any time. Approximately 563,126 shares held by the ESOP at December 31, 2004 are allocated to the ESOP accounts of these individuals.

      The remaining approximately 174,285 shares held by the ESOP at December 31, 2004 are allocated to the ESOP accounts of participants who have not yet reached 100% vesting in their account balances. Disposition of these unvested shares is restricted under the ESOP. We pay for administration of the ESOP.

      In 2003, our 401(k) Plan was merged into the ESOP. The ESOP is administered by Fidelity Investments. The 401(k) component of the ESOP enables eligible employees to contribute up to 60% of eligible compensation on a pre-tax basis up to the annual maximum limits under federal tax law. We incur no expenses in the form of matching contributions but we pay for administration of the plan.

Note O - Directors' Retirement Compensation Plan

      During 2000, our directors approved a Directors' Retirement Compensation Plan (the Retirement Plan). The Retirement Plan becomes effective for each director upon terminating service from our Board of Directors (the Board) providing that such termination was not made under conditions adverse to our interest. Effective with the annual meeting wherein the director is not reappointed to the Board, and provided benefits are not paid until such time as the director has attained the age of 65, we will pay an annual retirement benefit equal to 50% of the average annual total compensation of the director for the immediately preceding three full years (the three year average compensation). The annual retirement benefit of 50% of the three year average compensation vests at the rate of 4.0% for each year of Board service up to a maximum of 100% vesting through termination of service. Payments continue for a maximum of ten years over the remaining life of the terminated director, or his or her then spouse, if the director pre-deceases the spouse. No payments are to be made after the death of the director and spouse. Expenses related to the Retirement Plan in 2004, 2003 and 2002 were $273, $286 and $117, respectively. We paid $55, $36 and $36 under the Retirement Plan in 2004, 2003 and 2002, respectively. The liability for the Retirement Plan, as calculated based on discounted cash flows, was $3,093 and $2,875 at December 31, 2004 and 2003, respectively.

Note P - Segment Information

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

      We evaluate performance and allocate resources based primarily on the property and casualty insurance segments, which represents over 99% of our total revenue for the past three years. The accounting policies of the reportable segments are the same as those described in these notes to consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note P - Segment Information (Continued)

Selected segment information for 2004, 2003 and 2002 follows. Earnings are before income taxes and change in accounting principle and include minority interest.

	Revenue	Earnings	Assets

2004:
Property and casualty insurance
Massachusetts	$1,565,990	$318,594	$3,218,090
Other than Massachusetts	240,338	36,322	348,966
Real estate and commercial lending	767	767	15,207
Corporate and other	(524)	(52,249)	28,133

Consolidated	$1,806,571	$303,434	$3,610,396

2003:
Property and casualty insurance
Massachusetts	$1,413,074	$224,092	$2,829,257
Other than Massachusetts	226,978	16,182	334,933
Real estate and commercial lending	1,233	1,233	16,924
Corporate and other	(463)	(22,496)	30,172

Consolidated	$1,640,822	$219,011	$3,211,286

2002:
Property and casualty insurance
Massachusetts	$1,092,396	$ 72,903	$2,106,317
Other than Massachusetts	161,962	(16,479)	273,012
Real estate and commercial lending	2,737	2,737	27,554
Corporate and other	24	(6,580)	12,190

Consolidated	$1,257,119	$ 52,581	$2,419,073

Direct premiums written and earned for the years ended 2004, 2003 and 2002 follow:

	2004	2003	2002

Massachusetts Direct Premiums Written:
Personal automobile	$1,327,375	$1,191,123	$1,032,438
Commercial automobile	96,646	89,862	74,879
Homeowners	121,222	102,951	83,610
Other lines	39,421	35,468	27,593

Massachusetts Direct Premiums Written	1,584,664	1,419,404	1,218,520

Other Than Massachusetts Direct Premiums Written:
Personal automobile	200,700	194,409	155,045
Commercial automobile	9,131	8,067	5,151
Homeowners	42,561	36,098	27,376
Other lines	1,185	991	764

Other Than Massachusetts Direct Premiums Written	253,577	239,565	188,336

Total Direct Premiums Written	$1,838,241	$1,658,969	$1,406,856

Massachusetts Direct Earned Premiums:
Personal automobile	$1,260,307	$1,111,551	$ 947,083
Commercial automobile	93,994	82,382	66,792
Homeowners	111,355	92,459	76,168
Other lines	37,717	31,887	24,226

Massachusetts Direct Earned Premiums	1,503,373	1,318,279	1,114,269

Other Than Massachusetts Direct Earned Premiums:
Personal automobile	200,715	186,123	147,903
Commercial automobile	8,536	6,992	3,322
Homeowners	39,558	31,777	22,328
Other lines	1,079	888	857

Other Than Massachusetts Direct Earned Premiums	249,888	225,780	174,410

Total Direct Earned Premiums	$1,753,261	$1,544,059	$1,288,679

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note Q - Related-Party Transactions

      We have made loans to insurance agencies with which Commerce transacts business on a regular basis. At December 31, 2004, six loans with an aggregate outstanding principal balance of $2,081 were collateralized by the assets of the agencies. There were no loans to insurance agencies collateralized solely by real estate. At December 31, 2003, ten loans with an aggregate outstanding balance of $2,537 were collateralized by the assets of the agencies and one loan with an outstanding balance of $281 was collateralized by real estate as the primary collateral and the assets of the agency as secondary collateral. At December 31, 2002, eleven loans with an aggregate outstanding balance of $2,847 were collateralized by the assets of the agencies and one loan with an outstanding balance of $298 was collateralized by real estate as the primary collateral and the assets of the agency as second collateral.

      The immediate family of Raymond J. Lauring, a director of the company, owns more than a 10% equity interest in Lauring Construction Company. Mr. Lauring has no ownership interest in the construction company. During 2003 and 2002, the construction company provided construction and construction management services in connection with a contract for the estimated $13 million renovation of a 130,000 square foot building we purchased. Terms of the contract provided for a fixed fee of $650 for supervision of management of the project. Total payments on the supervision and management services portion of the contract in 2003 and 2002 were $375 and $275, respectively. Payments to the construction company in 2003 and 2002 for actual materials used and construction work performed on this project were $335 and $2,308, respectively, and payments for other work unrelated to the project were $285 in 2004, $45 in 2003, and $33 in 2002. No payments were made to the construction company in 2004 for the renovation project.

Note R - Contingencies

      As is common with property and casualty insurance companies, we are a defendant in various legal actions arising from the normal course of our business, including claims based on the Massachusetts Unfair Claims Settlement Practices Act, or Chapter 176D and the Massachusetts Consumer Protection Act, or Chapter 93A. Similar provisions exist in other states where we do business. These proceedings are considered ordinary to operations or without foundation in fact. We are of the opinion that these actions will not have a material adverse effect on our consolidated financial position.

Attorney General Challenge to 2004 Rates

      On January 5, 2004, the Massachusetts Attorney General (AG) filed an appeal with the Supreme Judicial Court of Massachusetts arguing that the Massachusetts Division of Insurance (DOI) "wrongly imposed a 2.5% increase" in average personal automobile premiums for 2004. In November 2004, the Supreme Judicial Court of Massachusetts rejected the AG's appeal in part and instructed the DOI to revisit rates for bodily injury coverage. We cannot predict whether the remaining part of the AG's appeal will be successful and, if so, whether it will have a material impact on us.

Potential Liability for CAR Obligation

      Member companies of CAR have joint and several liabilities for the obligations of CAR, the Massachusetts-mandated personal automobile reinsurance mechanism that enables us and other participating insurers to reinsure in CAR any risk. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of December 31, 2004, we were not aware of any CAR member company which has failed to meet its obligations.

CAR Regulatory Reform

      Following a public hearing on December 17, 2004, the Commissioner made clarifications and minor revisions to the Amended Reform Proposal (together, the Final Reform Proposal). On December 31, 2004, the Commissioner adopted the Final Reform Proposal and made it effective January 1, 2005. We filed an action in Massachusetts Superior Court on January 5, 2005 asking the Court to determine whether the Final Reform Proposal is consistent with longstanding Massachusetts laws. On February 1, 2005, based on a request of several Exclusive Representative Producers who intervened in our action, the Court stayed the implementation of the Final Reform Proposal until a court decides whether it is consistent with Massachusetts law.

We cannot predict whether the Commissioner's efforts to reform the residual market system without legislative action will be successful, nor can we predict when this matter will be resolved.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note S - Change in Accounting Principle

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

Note T - Statutory Financial Information

      The insurance subsidiaries, Commerce, Citation, Commerce West and American Commerce, prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners and the Division of Insurance of The Commonwealth of Massachusetts, the State of California, and the State of Ohio. Statutory accounting principles differ in some respects from GAAP.

      Our consolidated net income on a statutory basis for the years ended December 31, 2004, 2003 and 2002 was $241,062, $136,438 and $55,120, respectively. Our statutory policyholders' surplus as reported to various state insurance departments at December 31, 2004 and 2003 was $1,290,075 and $1,075,074, respectively.

Note U - Quarterly Results of Operations (Unaudited)

An unaudited summary of our 2004 and 2003 quarterly performance follows:

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter

Total revenues	$450,886	$430,937	$448,839	$475,909
Net earnings	51,040	37,390	54,314	71,687
Comprehensive income (loss)	58,441	(20,915)	87,923	76,302
Net earnings per common share:
Basic	1.58	1.14	1.65	2.16
Diluted	1.56	1.14	1.64	2.14
Cash dividends paid per share	0.32	0.33	0.33	0.33

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter

Total revenues	$361,177	$446,156	$405,620	$427,869
Net earnings	12,920	71,473	22,864	53,686
Comprehensive income	16,425	75,057	10,842	62,438
Net earnings per common share:
Basic	0.40	2.24	0.72	1.67
Diluted	0.40	2.22	0.71	1.65
Cash dividends paid per share	0.31	0.32	0.32	0.32

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED BALANCE SHEET OF INSURANCE SUBSIDIARIES AND RECONCILIATION TO
CONSOLIDATED FINANCIAL STATEMENTS
December 31,
(Thousands of Dollars)

	2004	2003	2002	2001	2000	1999	1998

ASSETS
Cash and short-term investments	$ 220,245	$ 213,033	$ 205,907	$ 180,930	$ 95,217	$ 42,971	$ 94,921
Bonds, at market (at amortized
cost prior to 1993)	1,692,364	1,497,016	683,811	626,482	669,935	647,338	619,267
Preferred stocks, at market (at
amortized cost prior to 1993)	422,344	298,721	305,057	248,101	200,083	211,049	197,425
Common stocks, at market	81,433	105,523	99,818	107,458	115,827	77,348	111,482
Preferred stock mutual funds (at equity)	61,429	54,274	270,616	309,282	337,733	251,135	177,079
Mortgage loans on real estate	10,536	10,996	17,693	26,237	35,340	42,479	46,573
Other investments	34,281	22,914	21,068	18,743	26,802	14,139	7,825
Premium balances receivable	457,813	408,755	341,858	246,095	230,450	195,047	162,704
Investment income receivable	18,611	19,271	13,903	15,460	18,118	14,531	13,544
Residual market receivable	193,618	192,743	164,476	131,670	134,141	149,620	147,854
Reinsurance receivable	133,328	117,786	98,403	74,359	65,319	51,532	38,984
Deferred acquisition costs	163,645	153,605	138,241	116,557	111,305	98,500	88,759
Current income taxes	-	-	-	-	-	-	2,773
Deferred income taxes	22,781	14,238	24,880	16,550	10,901	37,612	-
Non-compete agreement	-	-	2,129	2,479	2,829	3,179	-
Real estate, furniture and equipment	54,168	53,511	50,182	38,764	33,498	27,321	27,885
Receivable for investments sold	10	6,871	-	-	-	-	-

Total insurance company assets	3,566,606	3,169,257	2,438,042	2,159,167	2,087,498	1,863,801	1,737,075
Total non-insurance company assets	43,790	42,029	25,419	27,976	12,941	34,779	29,774

Total combined assets	$3,610,396	$3,211,286	$2,463,461	$2,187,143	$2,100,439	$1,898,580	$1,766,849

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss expenses	$ 958,578	$ 933,645	$ 804,968	$ 685,725	$ 680,502	$ 670,446	$ 589,105
Unearned premiums	902,566	810,462	687,148	563,456	519,885	457,095	391,424
Excess of book value of subsidiary
interest over cost	-	-	-	5,719	8,431	10,758	-
Notes payable	-	-	-	-	-	-	-
Deferred income	9,798	7,684	8,421	7,015	7,703	7,464	6,948
Accounts payable, accrued and other
liabilities	172,194	122,721	75,361	75,151	72,333	48,505	70,558
Current income taxes	29,135	10,886	769	3,817	15,829	11,821	-
Deferred income taxes	-	-	-	-	-	-	4,955
Payable for securities purchased	11,871	13,610	-	-	-	-	-
Advance premium and commissions
payable	48,343	47,055	44,388	-	-	-	-
Outstanding checks payable	39,356	39,479	36,369	32,512	24,825	20,561	19,266

Total insurance company liabilities	2,171,841	1,985,542	1,657,424	1,373,395	1,329,508	1,226,650	1,082,256
Total non-insurance company liabilities	317,273	309,143	11,879	4,315	(12,018)	2,561	(26,259)

Total combined liabilities	2,489,114	2,294,685	1,669,303	1,377,710	1,317,490	1,229,211	1,055,997

Minority interest (1)	5,126	4,390	4,106	-	1,068	1,364	-

Capital stock	9,621	9,621	3,600	3,600	3,600	3,600	3,620
Paid-in capital	260,966	260,966	45,050	45,050	45,050	45,050	45,050
Retained earnings:
Balance, January 1	913,128	796,447	737,122	708,272	587,137	606,149	563,795
Net earnings	247,406	174,456	49,433	94,358	136,425	85,242	95,661
Sale of subsidiaries	-	7,774	-	-	-	-	-
Other comprehensive income (loss)	(12,466)	603	12,871	560	36,490	(47,948)	(1,669)
Dividends paid	(23,890)	(66,152)	(71,564)	(66,068)	(51,780)	(56,306)	(51,638)

Balance, December 31	1,124,178	913,128	727,862	737,122	708,272	587,137	606,149

Total insurance company equity	1,394,765	1,183,715	776,512	785,772	756,922	635,787	654,819
Total non-insurance company equity	(278,609)	(271,504)	13,540	23,661	24,959	32,218	56,033

Total combined stockholders' equity	1,116,156	912,211	790,052	809,433	781,881	668,005	710,852

Total combined liabilities
and stockholders' equity	$3,610,396	$3,211,286	$2,463,461	$2,187,143	$2,100,439	$1,898,580	$1,766,849

(1)

Due to the internal reorganization in 2003, minority interest is no longer part of our insurance operation. Minority interest is included in 2003 and 2004 for comparative purposes and to reconcile to our consolidated balance sheet.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED BALANCE SHEET OF INSURANCE SUBSIDIARIES AND RECONCILIATION TO
CONSOLIDATED FINANCIAL STATEMENTS
December 31,
(Thousands of Dollars)

	1997	1996	1995	1994	1993	1992	1991	1990

ASSETS
Cash and short-term investments	$ 254,894	$ 154,817	$ 62,209	$ 16,248	$ 22,858	$ 35,938	$ 6,843	$ 38,994
Bonds, at market (at amortized
cost prior to 1993)	590,597	716,702	815,277	745,010	649,491	505,565	329,935	242,735
Preferred stocks, at market (at
amortized cost prior to 1993)	148,499	147,680	111,220	85,574	80,059	2,261	869	1,010
Common stocks, at market	58,652	63,156	40,359	9,656	47,462	43,545	30,055	4,869
Preferred stock mutual funds (at equity)	123,246	22,727	-	-	-	-	-	-
Mortgage loans on real estate	57,425	45,398	31,404	35,715	42,042	60,697	66,122	56,124
Other investments	3,783	127	-	-	-	-	-	-
Premium balances receivable	169,311	157,673	126,090	101,529	94,333	67,876	55,510	57,733
Investment income receivable	12,103	12,655	14,440	13,285	10,205	9,710	6,063	4,235
Residual market receivable	169,267	188,943	193,625	207,003	208,156	258,416	260,409	266,440
Reinsurance receivable	19,899	21,120	23,254	18,198	12,868	365	-	-
Deferred acquisition costs	85,264	82,968	67,160	59,066	53,647	55,442	33,981	27,273
Current income taxes	-	-	-	-	-	-	-	-
Deferred income taxes	-	-	2,100	38,180	-	-	883	1,666
Non-compete agreement	-	-	-	-	-	-	-	-
Real estate, furniture and equipment	29,060	26,011	24,642	25,246	22,371	23,183	24,163	25,046
Receivable for investments sold	-	-	-	-	-	-	-	-

Total insurance company assets	1,722,000	1,639,977	1,511,780	1,354,710	1,243,492	1,062,998	814,833	726,125
Total non-insurance company assets	33,771	38,062	42,865	34,358	56,764	43,581	(245,337)	(269,034)

Total combined assets	$1,755,771	$1,678,039	$1,554,645	$1,389,068	$1,300,256	$1,106,579	$ 569,496	$ 457,091

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss expenses	$ 627,291	$ 653,045	$ 613,649	$ 585,864	$ 555,641	$ 479,790	$ 422,764	$ 379,752
Unearned premiums	379,599	367,991	330,454	314,719	283,526	264,567	192,785	175,334
Excess of book value of subsidiary
interest over cost	-	-	-	-	-	-	-	-
Notes payable	-	-	-	-	-	-	-	1,662
Deferred income	7,271	7,974	8,954	10,451	7,351	8,384	12,918	20,264
Accounts payable, accrued and other
liabilities	60,332	41,368	34,351	43,433	16,564	20,863	7,677	21,065
Current income taxes	9,635	2,726	1,596	10,254	4,867	9,249	5,811	3,542
Deferred income taxes	9,218	2,071	-	-	13,669	4,400	-	-
Payable for securities purchased	-	-	-	-	-	-	-	-
Advance premium and commissions
payable	-	-	-	-	-	-	-	-
Outstanding checks payable	16,209	14,715	9,901	11,688	10,243	10,129	(4,347)	340

Total insurance company liabilities	1,109,555	1,089,890	998,905	976,409	891,861	797,382	637,608	601,959
Total non-insurance company liabilities	(6,608)	1,174	16,026	(930)	25,047	27,264	(249,586)	(273,126)

Total combined liabilities	1,102,947	1,091,064	1,014,931	975,479	916,908	824,646	388,022	328,833

Minority interest (1)	-	-	-	-	-	-	-	-

Capital stock	3,600	3,600	3,450	3,450	3,450	3,450	3,450	3,450
Paid-in capital	45,050	45,050	23,700	23,700	8,700	8,700	8,700	8,700
Retained earnings:
Balance, January 1	501,437	485,725	351,151	339,481	253,466	165,075	112,016	83,138
Net earnings	106,718	74,543	110,450	113,892	79,837	91,980	55,214	32,414
Sale of subsidiaries	-	-	-	-	-	-	-	-
Other comprehensive income (loss)	2,055	6,399	58,919	(77,622)	21,928	9,811	2,545	(86)
Dividends paid	(46,415)	(65,230)	(34,795)	(24,600)	(15,750)	(13,400)	(4,700)	(3,450)

Balance, December 31	563,795	501,437	485,725	351,151	339,481	253,466	165,075	112,016

Total insurance company equity	612,445	550,087	512,875	378,301	351,631	265,616	177,225	124,166
Total non-insurance company equity	40,379	36,888	26,839	35,288	31,717	16,317	4,249	4,092

Total combined stockholders' equity	652,824	586,975	539,714	413,589	383,348	281,933	181,474	128,258

Total combined liabilities
and stockholders' equity	$1,755,771	$1,678,039	$1,554,645	$1,389,068	$1,300,256	$1,106,579	$ 569,496	$ 457,091

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS AND RECONCILIATION TO
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31,
(Thousands of Dollars)

	2004	2003	2002	2001	2000	1999	1998	1997

Underwriting:
Direct premiums written	$1,838,241	$1,658,969	$1,406,856	$1,152,407	$1,071,649	$ 948,149	$ 796,858	$ 768,649
Assumed premiums	128,152	112,547	96,269	79,360	81,659	87,241	74,644	76,531
Ceded premiums	(253,850)	(216,017)	(190,111)	(152,800)	(144,397)	(123,397)	(126,454)	(103,679)

Net premiums written	1,712,543	1,555,499	1,313,014	1,078,967	1,008,911	911,993	745,048	741,501
Increase (decrease) in unearned
premiums	73,710	109,871	102,974	35,315	54,428	40,163	(572)	11,004

Earned premiums	1,638,833	1,445,628	1,210,040	1,043,652	954,483	871,830	745,620	730,497

Expenses:
Losses and loss expenses	1,029,806	1,060,935	908,227	777,828	682,805	628,087	533,523	521,775
Underwriting expenses	434,486	356,579	314,150	264,800	251,697	238,458	200,525	185,146
(Increase) decrease in deferred
acquisition costs	(10,037)	(15,364)	(21,684)	(5,252)	(12,805)	(3,374)	(3,495)	(2,296)

Total expenses	1,454,255	1,402,150	1,200,693	1,037,376	921,697	863,171	730,553	704,625

Underwriting income	184,578	43,478	9,347	6,276	32,786	8,659	15,067	25,872
Net investment income	118,210	94,857	99,611	100,384	96,739	90,028	86,664	81,396
Premium finance fees	28,275	26,902	21,492	17,814	15,221	14,768	13,426	7,056
Amortization of excess of book value
of subsidiary interest over cost	-	-	-	3,389	3,390	3,019	-	-
Net realized investment gains(losses)	24,293	76,418	(82,505)	(10,738)	29,380	(16,325)	7,026	30,102

Earnings before federal income
taxes, withdrawing companies'
settlements and minority interest	355,356	241,655	47,945	117,125	177,516	100,149	122,183	144,426
Other income:
Other income	118	-	9,500	-	-	-	-	-
Withdrawing companies' settlements	-	-	-	-	-	-	-	-

Earnings before Federal income
taxes and minority interest	355,474	241,655	57,445	117,125	177,516	100,149	122,183	144,426
Federal income taxes	108,072	67,199	19,804	23,630	41,411	15,966	26,522	37,708

Earnings before cumulative effect of
change in accounting principle and
minority interest	247,402	174,456	37,641	93,495	136,105	84,183	95,661	106,718
Changes in accounting principle	-	-	11,237	-	-	-	-	-
Minority interest in net (earnings)
losses of subsidiary(1)	-	-	555	863	320	1,059	-	-

Net earnings for insurance companies	247,402	174,456	49,433	94,358	136,425	85,242	95,661	106,718
Net earnings (losses) for non-insurance
companies	(32,971)	(13,513)	(2,678)	(4,105)	(4,345)	3,434	2,604	(5,314)

NET COMBINED EARNINGS	$ 214,431	$ 160,943	$ 46,755	$ 90,253	$ 132,080	$ 88,676	$ 98,265	$ 101,404

Statutory Financial Ratios (Unaudited)
Losses and loss expenses to
premiums earned	62.8%	73.4%	75.1%	74.5%	71.7%	72.0%	71.6%	71.4%
Underwriting expenses to net
premiums written	24.9	22.9	23.6	24.2	25.1	26.5	26.5	25.1

Combined ratio	87.7%	96.3%	98.7%	98.7%	96.8%	98.5%	98.1%	96.5%

Underwriting profit	12.3%	3.7%	1.3%	1.3%	3.2%	1.5%	1.9%	3.5%

(1)	Due to the internal reorganization in 2003, minority interest is not included in our insurance operations. Minority interest of $(294) in 2003 is included in net earnings for non-insurance companies.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS AND RECONCILIATION TO
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31,
(Thousands of Dollars)

	1996	1995	1994	1993	1992	1991	1990

Underwriting:
Direct premiums written	$ 731,823	$ 626,666	$ 625,023	$ 601,289	$525,495	$ 429,780	$ 401,077
Assumed premiums	93,703	92,249	93,785	66,417	83,268	33,581	7,603
Ceded premiums	(113,956)	(115,494)	(129,611)	(104,290)	(99,916)	(152,362)	(188,744)

Net premiums written	711,570	603,421	589,197	563,416	508,847	310,999	219,936
Increase (decrease) in unearned
premiums	42,854	10,831	17,144	14,856	98,353	30,193	34,692

Earned premiums	668,716	592,590	572,053	548,560	410,494	280,806	185,244

Expenses:
Losses and loss expenses	474,173	367,258	369,764	373,243	271,848	173,901	125,219
Underwriting expenses	194,873	171,892	162,446	147,290	138,669	85,655	55,551
(Increase) decrease in deferred
acquisition costs	(15,809)	(5,723)	(5,420)	1,796	(21,462)	(6,708)	(4,571)

Total expenses	653,237	533,427	526,790	522,329	389,055	252,848	176,199

Underwriting income	15,479	59,163	45,263	26,231	21,439	27,958	9,045
Net investment income	76,867	71,007	63,119	52,868	39,685	32,661	25,978
Premium finance fees	9,666	19,246	18,315	16,486	13,734	11,165	10,074
Amortization of excess of book value
of subsidiary interest over cost	-	-	-	-	-	-	-
Net realized investment gains(losses)	(7,752)	720	32,025	13,040	12,368	7,529	74

Earnings before federal income
taxes, withdrawing companies'
settlements and minority interest	94,260	150,136	158,722	108,625	87,226	79,313	45,171
Other income:
Other income	-	-	-	-	-	-	-
Withdrawing companies' settlements	-	-	-	-	43,168	-	-

Earnings before Federal income
taxes and minority interest	94,260	150,136	158,722	108,625	130,394	79,313	45,171
Federal income taxes	19,717	39,686	44,830	28,788	38,414	24,099	12,757

Earnings before cumulative effect of
change in accounting principle and
minority interest	74,543	110,450	113,892	79,837	91,980	55,214	32,414
Changes in accounting principle	-	-	-	-	-	-	-
Minority interest in net (earnings)
losses of subsidiary(1)	-	-	-	-	-	-	-

Net earnings for insurance companies	74,543	110,450	113,892	79,837	91,980	55,214	32,414
Net earnings (losses) for non-insurance
companies	(468)	(249)	8,691	(4,521)	(7,675)	(2,800)	(237)

NET COMBINED EARNINGS	$ 74,075	$ 110,201	$ 122,583	$ 75,316	$ 84,305	$ 52,414	$ 32,177

Statutory Financial Ratios (Unaudited)
Losses and loss expenses to
premiums earned	70.9%	62.0%	64.6%	68.0%	66.2%	61.9%	65.7%
Underwriting expenses to net
premiums written	27.1	29.0	27.1	25.7	28.1	30.0	26.7

Combined ratio	98.0%	91.0%	91.7%	93.7%	94.3%	91.9%	92.4%

Underwriting profit	2.0%	9.0%	8.3%	6.3%	5.7%	8.1%	7.6%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

ITEM 9b. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by this Item and not provided herein will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2004, and such information is incorporated herein by reference.

The Company has adopted a Code of Ethics and posted it on its website (http://www.commerceinsurance.com).

Our executive officers are:

Name	Age	Primary Position with Company

Arthur J. Remillard, Jr.	74	President, Chief Executive Officer, Chairman of the Board and Director

Gerald Fels	62	Executive Vice President, Chief Financial Officer and Director

Arthur J. Remillard, III	49	Senior Vice President--Policyholder Benefits, Assistant Clerk and Director

David H. Cochrane	51	Senior Vice President--Underwriting of Commerce and Citation

Peter J. Dignan	53	Senior Vice President--Marketing and Premium Accounting of Commerce and Citation

James A. Ermilio	42	Senior Vice President and General Counsel

Henry R. Whittier, Jr.	63	Senior Vice President--Management Information Systems of Commerce and Citation

Randall V. Becker	44	Treasurer, Chief Accounting Officer and Director

      Arthur J. Remillard, Jr. has been the President, Chief Executive Officer and Chairman of the Board of the Company since 1976. Mr. Remillard, Jr. has been Chief Executive Officer and Chairman of the Board of Commerce since 1972 and President of Commerce from 1972 to November 2001. Mr. Remillard, Jr. is also a member of the Governing Committee, Actuarial Committee, Governing Committee Review Panel, Budget Committee and Personnel Committee of the Commonwealth Automobile Reinsurers (CAR). Mr. Remillard, Jr. is also Chairman of the Governing Committee and a member of the Budget Committee, Executive Committee, Nominating Committee and Personnel Committee of the Automobile Insurers Bureau of Massachusetts (AIB).

      Gerald Fels, a Certified Public Accountant, was appointed President and Chief Operating Officer of Commerce Insurance in November 2001, and Executive Vice President of Commerce Group in November 1989. From 1981 to November 1989, Mr. Fels was Senior Vice President of Commerce Group. Mr. Fels was the Treasurer of Commerce Group from 1976 to 1994 and of Commerce Insurance from 1975 to 1994. Mr. Fels has also been Chief Financial Officer of Commerce Group since 1976 and of Commerce Insurance since 1975. Mr. Fels became the Chief Executive Officer and President of American Commerce and Commerce West effective November 18, 2003. Additionally, Mr. Fels is Vice Chair and a director of American Nuclear Insurers.


      Arthur J. Remillard, III was appointed Senior Vice President of Policyholder Benefits in 1988 and has been Assistant Clerk of Commerce Group since 1982. In August 2001, Mr. Remillard, III became responsible for the claim operations of American Commerce. From 1981 to 1988, Mr. Remillard, III had been Vice President-Mortgage Operations. In addition, Mr. Remillard, III was elected Vice Chairman of the Board of Governors of the Insurance Fraud Bureau of the AIB in 2002 and he has served on that Board since 1991. Mr. Remillard, III has also served on the CAR Claims Advisory Committee since 1990 and the AIB Claims Committee since 1991.

      David H. Cochrane has been the Senior Vice President of Underwriting for Commerce Insurance and Citation since 1988. For approximately four years prior to that, Mr. Cochrane was the Vice President of Financial Services of CAR. Mr. Cochrane has also served on the CAR Market Review Committee since 1988 and became Chairman of this committee on January 10, 2005.

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

The only family relationship among the executive officers is that Arthur J. Remillard, III is the son of Arthur J. Remillard, Jr.

ITEM 11. EXECUTIVE COMPENSATION

      The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2004 and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by this Item and not provided herein will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2004 and such information is incorporated herein by reference.


      A summary of the total number of shares of our common stock to be issued upon exercise of outstanding stock options, the weighted-average exercise price of these outstanding stock options and the number of shares of our common stock remaining available for future issuance under equity compensation plans at December 31, 2004 follows. This information is presented for equity compensation plans that have and have not been approved by our stockholders.

			Securities Remaining
	Securities to be Issued	Weighted Average	Available for Future
	Upon Exercise of	Exercise Price of	Issuance Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans

Equity compensation plans approved
by security holders(1)	65,509	$30.98	2,557,664

Equity compensation plans not
approved by security holders(2)	2,922,130	$47.54	N/A

Total	2,987,639	$47.18	N/A

(1)

During 2002, our stockholders approved the Incentive Compensation Plan, which provides for the award of incentive stock options, non-qualified stock options, book value awards, stock appreciation rights, restricted stock and performance stock units. At the discretion of the Compensation Committee our directors, officers and other senior management employees, including our subsidiaries, are eligible to participate in this plan.

(2)

On January 29, 1999, we granted stock options (the Initial Options) to insurance agents (the Agents) of American Commerce to purchase 1,872,380 shares of common stock. The exercise price of the Initial Options is $36.32 per share. The Initial Options expire 10 years after the grant date. Each Initial Option vested and became exercisable on January 29, 2004, based on the average annual volume of other-than-Massachusetts private passenger automobile and homeowners direct written premiums (Qualifying Business) that the Agent placed with American Commerce during the five-year period ended December 31, 2003 (the Five-Year Average). The holders of the Initial Options also have the right to require us to purchase the Initial Options at a purchase price per share equal to the difference between $40.00 less the price of $36.32, after the Initial Option is vested, if the Five Year Average is equal to or greater than a specified goal.

We granted additional options (the Growth Options) to Agents who increase the volume of Qualifying Business during the 12-month period ending on June 30 in each year. Pursuant to these agreements, on July 31 in each year, we will grant one Growth Option covering 25,000 shares of common stock for each $1,000,000 increment of additional Qualifying Business. The exercise price of the Growth Options will be equal to 125% of the average of the daily averages of the high and low sale price per share of the common stock for the month of June in that year. The Growth Options expire ten years after the grant date. Each Growth Option vests and becomes exercisable five years after the grant date if, and only if, the Qualifying Business that the Agent places with American Commerce during the five-year period ending on the fifth anniversary of the grant date is not less than the threshold of Qualifying Business that triggered the grant of that Growth Option. We may terminate our obligation to grant future Growth Options under the agreement by giving the Agent written notice at least 90 days prior to the effective date of such termination. Through December 31, 2004, we have granted Growth Options covering 2,550,000 shares of common stock. On February 10, 2005, 700,000 of the Growth Options, included in the above table, were forfeited.

Options cannot be exercised using cash. Options can only be exercised using a net share purchase, such that the dollar value that the option is in the money is divided by the fair market value of the stock at the date of exercise to arrive at the number of shares received by the option holder. During 2004, 1,500,250 Initial Options were exercised resulting in the issuance of 351,888 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2004 and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2004 and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.	(1)	The financial statements and notes to financial statements are filed as part of this report in "Part II Item 8".

	(2)	The financial statement schedules are listed in the Index to Consolidated
		Financial Statement Schedules.

	(3)	The exhibits are listed in the Index to Exhibits.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2005

THE COMMERCE GROUP, INC.

By:	/s/ Arthur J. Remillard, Jr.

(Arthur J. Remillard, Jr.)
(President, Chief Executive Officer, Chairman
of the Board and Director)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, dated March 14, 2005, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Arthur J. Remillard, Jr.	President, Chief Executive Officer, Chairman
of the Board and Director
(Arthur J. Remillard, Jr.)

/s/ Gerald Fels	Executive Vice President, Chief Financial
Officer and Director
(Gerald Fels)

/s/ Arthur J. Remillard, III	Senior Vice President-Policyholder Benefits,
Assistant Clerk and Director
(Arthur J. Remillard, III)

/s/ John W. Spillane	Clerk and Director

(John W. Spillane)

/s/ Randall V. Becker	Treasurer, Chief Accounting Officer
and Director
(Randall V. Becker)

/s/ Joseph A. Borski, Jr.	Director

(Joseph A. Borski, Jr.)

/s/ Eric G. Butler	Director

(Eric G. Butler)

/s/ Henry J. Camosse	Director

(Henry J. Camosse)

/s/ David R. Grenon	Director

(David R. Grenon)

/s/ Robert W. Harris	Director

(Robert W. Harris)

/s/ Robert S. Howland	Director

(Robert S. Howland)

/s/ John J. Kunkel	Director

(John J. Kunkel)

/s/ Raymond J. Lauring	Director

(Raymond J. Lauring)

Signature	Title

/s/ Normand R. Marois	Director

(Normand R. Marois)

/s/ Suryakant M. Patel	Director

(Suryakant M. Patel)

/s/ Regan P. Remillard	Director

(Regan P. Remillard)

/s/ Gurbachan Singh	Director

(Gurbachan Singh)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULES*

		Page

Schedules

II	Condensed Financial Information of the Registrant as of and for the
	years ended December 31, 2004, 2003 and 2002	89

III	Supplementary Insurance Information for the years ended
	December 31, 2004, 2003 and 2002	94

IV	Reinsurance for the years ended December 31, 2004, 2003 and 2002	95

V	Valuation and Qualifying Accounts for the years ended
	December 31, 2004, 2003 and 2002	96

VI	Supplemental Information Concerning Property-Casualty Insurance
	Operations for the years ended December 31, 2004, 2003 and 2002	97

*	Financial statement schedules other than those listed are omitted because they are not required, not applicable or the required information has been included elsewhere.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II
CONDENSED FINANCIAL INFORMATION
THE COMMERCE GROUP, INC.
(Parent Company Only)
BALANCE SHEETS
December 31,
(Thousands of Dollars)

	2004	2003

ASSETS
Investments:
Investment in Commerce Holdings, Inc	$1,395,117	$1,185,881
Investment in Bay Finance Company, Inc	11,180	11,250
Investment in the Clark-Prout Insurance Agency, Inc	671	525

Total investments	1,406,968	1,197,656

Cash and cash equivalents	318	2,081
Property and equipment, net of accumulated depreciation	1,076	1,209
Current income taxes	23,868	3,071
Deferred income taxes	11,991	10,523
Receivable from affiliates	30,967	40,296
Other assets	2,518	2,774

Total assets	$1,477,706	$1,257,610

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses	$ 62,238	$ 45,891
Bonds payable ($300,000 face less discount)	298,186	297,984
Other liabilities	1,126	1,524

Total liabilities	361,550	345,399

Stockholders' equity:
Capital stock:
Common stock	20,364	19,315
Paid-in capital	134,943	52,090
Net accumulated other comprehensive income net of income taxes of
$8,833 and $15,664	16,403	29,083
Retained earnings	1,169,009	997,610

Total stockholders' equity before treasury stock	1,340,719	1,098,098
Treasury stock, 7,405,996 and 6,568,964 shares	(224,563)	(185,887)

Total stockholders' equity	1,116,156	912,211

Total liabilities and stockholders' equity	$1,477,706	$1,257,610

The accompanying notes are an integral part of these condensed financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II
(continued)
CONDENSED FINANCIAL INFORMATION
THE COMMERCE GROUP, INC.
(Parent Company Only)
STATEMENTS OF EARNINGS
Years ended December 31,
(Thousands of Dollars)

	2004	2003	2002

Revenues:
Dividends received from subsidiaries	$ 23,625	$ 66,150	$ 71,505
Rent income	516	510	416
Investment income	47	34	22

Total revenues	24,188	66,694	71,943

Expenses:
Depreciation	267	273	267
Interest expense & amortization of bond fees	18,313	1,120	-
Administrative expenses	31,553	20,752	6,235

Total expenses	50,133	22,145	6,502

Earnings (losses) before income tax benefits and equity in net
earnings of subsidiaries over amounts distributed	(25,945)	44,549	65,441
Income tax benefits	(18,691)	(8,758)	(2,969)

Earnings (losses) before equity in net earnings of subsidiaries
over amounts distributed	(7,254)	53,307	68,410

Equity in net earnings of subsidiaries over (under) amounts distributed	221,685	107,636	(21,655)

Net earnings	$214,431	$160,943	$ 46,755

The accompanying notes are an integral part of these condensed financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II
(continued)
CONDENSED FINANCIAL INFORMATION
THE COMMERCE GROUP, INC.
(Parent Company Only)
STATEMENTS OF CASH FLOWS
Years ended December 31,
(Thousands of Dollars)

	2004	2003	2002

Cash flows from operating activities:
Net earnings	$ 214,431	$ 160,943	$ 46,755
Adjustments to reconcile net earnings to net cash
(used in) provided by operating activities:
Dividends received from consolidated subsidiaries	23,625	66,150	71,505
Equity in earnings of consolidated subsidiaries	(245,310)	(173,786)	(49,850)
Depreciation and amortization	267	273	267
Other assets, other liabilities and accrued expenses	39,481	26,536	3,533
Balances with affiliates	9,022	(324,119)	8,566
Income tax benefits	(22,265)	(6,313)	(883)
Other-net	(201)	(207)	(241)

Net cash (used in) provided by operating activities	19,050	(250,523)	79,652

Cash flows from investing activities:
Purchase of property and equipment for company use	(191)	(326)	(438)
Proceeds from sale of property and equipment	258	297	348

Net cash provided by (used in) investing activities	67	(29)	(90)

Cash flows from financing activities:
Dividends paid to stockholders	(43,032)	(40,641)	(40,277)
Purchase of capital stock	-	(8,058)	(43,979)
Proceeds from bond issuance	-	297,972	-
Bond issue costs	(454)	(2,317)	-
Capital stock issued	22,606	5,586	4,774

Net cash provided by (used in) financing activities	(20,880)	252,542	(79,482)

Increase (decrease) in cash and cash equivalents	(1,763)	1,990	80
Cash and cash equivalents at beginning of year	2,081	91	11

Cash and cash equivalents at end of year	$ 318	$ 2,081	$ 91

The accompanying notes are an integral part of these condensed financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II
(continued)
CONDENSED FINANCIAL INFORMATION
THE COMMERCE GROUP, INC.
(Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Thousands of Dollars)

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto in this annual report.

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

Note A--Dividends

Cash dividends paid to The Commerce Group, Inc. (parent only) follow:

	2004	2003	2002

Consolidated insurance subsidiaries	$23,625	$66,150	$71,505

See Note I to the consolidated financial statements in the annual report for a description of dividend restrictions applicable to the Company's subsidiaries.

Note B--Federal Income Tax Allocation

      As a member of a consolidated group for tax purposes, the Company and its subsidiaries (Affiliated Group) are jointly and severally liable for federal income taxes of the Affiliated Group. The Company and its subsidiaries have entered into an agreement establishing an allocation of tax liability and for compensation of the respective members of the Affiliated Group for use of their tax losses and credits.

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

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II
(continued)
CONDENSED FINANCIAL INFORMATION
THE COMMERCE GROUP, INC.
(Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Thousands of Dollars)

Note C--Consolidated Financial Statements

In preparing the consolidated financial statements of the company and its subsidiaries, the following amounts have been eliminated:

	At December 31,

Balance Sheet	2004	2003	2002

Investment in subsidiaries	$1,406,968	$1,197,656	$790,486
Receivable from affiliates	30,967	40,296	11,892

	Years Ended December 31,

Statement of Earnings	2004	2003	2002

Dividends from subsidiaries	$ 23,625	$ 66,150	$ 71,505
Rent income	516	510	416

Note D--Reclassification of Prior Year Balances

Certain prior year balances have been reclassified to conform to the 2004 presentations.

Note E--Bonds Payable

      On December 9, 2003, we issued $300,000 face value of senior unsecured and unsubordinated debt (the Senior Notes) which matures December 9, 2013. The Senior Notes were issued at 99.3% to yield 6.04% and bear a coupon interest rate of 5.95%, payable semi-annually on June 9 and December 9. Proceeds from the issuance were $297,972. Costs related to the issuance of the Senior Notes have been deferred and recorded in other assets on the balance sheet. The deferred costs and the original issue discount will be amortized into interest expense over the life of the Senior Notes. The fair market value of the Senior Notes at December 31, 2004 was estimated at 307,530.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
Years Ended December 31, 2004, 2003 and 2002
(Thousands of Dollars)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Earned Premium Revenue	Net Investment Income(1)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written

2004:
Massachusetts property and casualty
insurance	$145,706	$873,037	$824,277		$1,416,689	$103,000	$ 897,039	$382,891		$1,490,403
Other states property and casualty
insurance	17,939	117,223	78,289	None	222,144	11,955	147,801	56,341	None	222,140
Real estate and commercial lending	-	-	-		-	705	-	-		-
Corporate and other	-	-	-		-	51	-	-		-

Total	$163,645	$990,260	$902,566		$1,638,833	$115,711	$1,044,840	$439,232		$1,712,543

2003:
Massachusetts property and casualty
insurance	$136,780	$824,401	$736,054		$1,242,502	$ 79,113	$ 908,330	$293,039		$1,339,802
Other states property and casualty
insurance	16,825	132,952	74,408	None	203,126	12,300	161,817	57,211	None	215,697
Real estate and commercial lending	-	-	-		-	762	-	-		-
Corporate and other	-	-	-		-	8	-	-		-

Total	$153,605	$957,353	$810,462		$1,445,628	$ 92,183	$1,070,147	$350,250		$1,555,499

2002:
Massachusetts property and casualty
insurance	$124,135	$727,716	$628,092		$1,053,417	$ 81,195	$ 776,632	$250,153		$1,146,026
Other states property and casualty
insurance	14,106	87,910	59,056	None	156,623	13,944	133,137	45,171	None	166,988
Real estate and commercial lending	-	-	-		-	3,303	-	-		-
Corporate and other	-	-	-		-	24	-	-		-

Total	$138,241	$815,626	$687,148		$1,210,040	$ 98,466	$ 909,769	$295,324		$1,313,014

(1)	The allocation of net investment income is based upon the specific identification of activity within the various segments.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE IV
REINSURANCE
Years Ended December 31, 2004, 2003 and 2002
(Thousands of Dollars)

Insurance Premiums Earned	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net

2004:
Property and casualty insurance	$1,753,262	$235,808	$121,379	$1,638,833	7.5%

2003:
Property and casualty insurance	$1,545,730	$204,399	$104,297	$1,445,628	7.3%

2002:
Property and casualty insurance	$1,289,762	$170,316	$ 90,594	$1,210,040	7.6%

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2003 and 2002
(Thousands of Dollars)

	Balance beginning of year	Net addition (reduction) charged to costs and expenses	Deductions(1)	Balance at end of year

2004:
Allowance for losses on mortgage loans and
collateral notes receivable	$379	$(7)	$-	$372

Allowance for doubtful premium receivables	$2,254	$2,129	$(2,129)	$2,254

Deferred tax asset valuation allowance	$-	$-	$-	$-

2003:
Allowance for losses on mortgage loans and
collateral notes receivable	$418	$(39)	$-	$379

Allowance for doubtful premium receivables	$1,661	$2,922	$(2,329)	$2,254

Deferred tax asset valuation allowance	$3,936	$(3,936)	$-	$-

2002:
Allowance for losses on mortgage loans and
collateral notes receivable	$660	$(242)	$-	$418

Allowance for doubtful premium receivables	$1,565	$1,401	$(1,305)	$1,661

Deferred tax asset valuation allowance	$-	$3,936	$-	$3,936

(1)	Deductions represent net write-offs of amounts determined to be uncollectible.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
Years Ended December 31, 2004, 2003 and 2002
(Thousands of Dollars)

Affiliation With Registrant	Claims and claim adjustment expenses incurred related to		Paid claims and claim adjustment expenses
	Current Year	Prior Years

2004:
Consolidated property-casualty entities	$1,101,871	$(57,031)	$1,007,057

2003:
Consolidated property-casualty entities	$1,095,371	$(25,224)	$ 956,152

2002:
Consolidated property-casualty entities	$ 924,206	$(14,437)	$ 825,577

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS (A)

Exhibit
Number	Title

3.1	Articles of Organization, as amended (B)

3.2	By-Laws (B)

4.1	Stock Certificate (B)

4.2	Form of Indenture between the Registrant and Wachovia Bank (I)

4.3	Form of Officers' Certificate (includes form of Notes) (I)

10.1*	1994 Management Incentive Plan as amended (C)

10.2*	Form of Non-Qualified Stock Option Agreement (D)

10.3*	Form of Incentive Stock Option Agreement (D)

10.4*	Form of Non-Qualified Stock Option Agreement (D)

10.5*	Form of Stock Option Agreement (D)

10.6*	Form of Book Value Award Agreement (E)

10.7	Reinsurance Agreement with Employers Reinsurance Corporation (F)

10.8*	2002 Amended & Restated Incentive Compensation Plan (G)

10.9	ACIC Agent Growth Option Agreement (G)

10.10	Initial ACIC Agent Option Agreement (H)

10.11	Form of AAA Marketing Agreement (J)

10.12	Form of AAA Service Agreement (J)

10.13	Massachusetts Insurance Processing Service Agreement (K)

10.14	Letter Agreement Regarding Growth Options (K)

10.31	Multiple Line Quota Share Reinsurance Agreement (L)

10.32	Form of Director Indemnification Agreement filed herewith

21	Subsidiaries of the Registrant(L)

23.1	Consent of Ernst & Young LLP filed herewith

23.2	Consent of PricewaterhouseCoopers LLP filed herewith

31	Statements under Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith

32	Statements under Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

(A)

Exhibits other than those listed are omitted because they are not required or are not applicable. Copies of exhibits are available without charge by writing to the Assistant to the President at 211 Main Street, Webster, MA 01570.

(B)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-18 (No. 33-12533-B).

(C)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended September 30, 1997.

(D)	Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 1999.

(E)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended June 30, 2002.

(F)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended September 30, 2002.

(G)	Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 2002.

(H)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended March 31, 2003.

(I)	Incorporated herein by reference to the Registrant's Form S-3/A (File No. 333-109255), filed on November 3, 2003.

(J)	Incorporated herein by reference to the Registrant's Form 10-K/A for the year ended December 31, 2002, filed on September 29, 2003.

(K)	Incorporated herein by reference to the Registrant's Form 10-K/A for the year ended December 31, 2002, filed on November 25, 2003.

(L)	Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 2003.

*	Denotes management contract or compensation plan or arrangement.
