Form 10-Q
period 2005-03-31
COMMERCE GROUP INC /MA
filed 2005-05-05
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X     No  ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

As of March 31, 2005, the number of shares outstanding of the Registrant's common stock (excluding Treasury Shares) was 33,588,842.


The Commerce Group, Inc.

Table of Contents

Part I - Financial Information
Page No.
Item 1. Financial Statements

Consolidated Balance Sheet at March 31, 2005 (Unaudited) and December 31, 2004	3
Consolidated Statement of Earnings and Comprehensive Income for the Three
Months Ended March 31, 2005 and 2004 (Unaudited)	4
Consolidated Statement of Cash Flows and Reconciliation of Net Earnings to Cash
From Operating Activities for the Three Months Ended March 31, 2005
and 2004 (Unaudited)	5
Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Results of Operations
and Financial Condition

Business Overview	12
Results of Operations	16
Financial Condition	19
Forward-Looking Statements	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	22

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6. Exhibits	22

Signature	22

Part I - Financial Information

Item 1. Financial Statements

The Commerce Group, Inc. and Subsidiaries
Consolidated Balance Sheet
March 31, 2005 and December 31, 2004
(Thousands of Dollars)

	2005	2004

ASSETS	(Unaudited)
Investments
Fixed maturities, at market (amortized cost: $1,840,287 and $1,674,849)	$1,830,932	$1,692,523
Preferred stocks, at market (cost: $497,903 and $421,247)	494,515	422,344
Common stocks, at market (cost: $62,565 and $74,865)	61,896	81,433
Preferred stock mutual fund, at equity (cost: $59,685 and $54,653)	65,826	61,429
Mortgage loans on real estate and collateral notes receivable (less allowance
for possible loan losses of $368 and $372)	15,285	14,735
Cash and cash equivalents	94,959	220,988
Other investments, at equity (cost: $49,411 and $48,588)	33,954	34,281

Total investments	2,597,367	2,527,733
Accrued investment income	20,256	18,643
Premiums receivable (less allowance for doubtful receivables of $2,254)	474,841	457,928
Deferred policy acquisition costs	174,647	163,645
Property and equipment, net of accumulated depreciation	51,817	53,757
Residual market receivable	204,894	193,618
Due from reinsurers	134,938	133,328
Deferred income taxes	55,595	43,372
Other assets	27,259	18,372

Total assets	$3,741,614	$3,610,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,004,157	$ 990,260
Unearned premiums	962,104	902,566
Bonds payable ($300,000 face less discount)	298,236	298,186
Current income taxes	13,836	5,115
Deferred income	10,814	9,906
Accrued agents' profit sharing	116,826	109,432
Other liabilities and accrued expenses	177,988	173,649

Total liabilities	2,583,961	2,489,114

Minority interest	5,240	5,126

Stockholders' equity:
Preferred stock, authorized 5,000,000 shares at $1.00 par value	-	-
Common stock, authorized 100,000,000 shares at $.50 par value; 40,851,413
and 40,728,715 shares issued	20,426	20,364
Paid-in capital	144,896	134,943
Net accumulated other comprehensive (loss) income, net of income tax
(benefits) expense of $(4,665) and $8,833	(8,665)	16,403
Retained earnings	1,215,972	1,169,009

Total stockholders' equity before treasury stock	1,372,629	1,340,719
Treasury stock, 7,262,571 and 7,405,966 shares, at cost	(220,216)	(224,563)

Total stockholders' equity	1,152,413	1,116,156

Total liabilities, minority interest and stockholders' equity	$3,741,614	$3,610,396

The accompanying notes are an integral part of these consolidated financial statements.

The Commerce Group, Inc. and Subsidiaries
Consolidated Statement of Earnings and Comprehensive Income
Three Months Ended March 31, 2005 and 2004
(Thousands of Dollars, Except Per Share Data)
(Unaudited)

	2005	2004

Revenues:
Direct premiums written	$508,665	$498,587
Assumed premiums	38,018	34,078
Ceded premiums	(64,919)	(54,991)

Net premiums written	481,764	477,674
Increase in unearned premiums	(58,562)	(82,106)

Earned premiums	423,202	395,568
Net investment income	29,087	27,815
Premium finance and service fees	7,203	7,044
Net realized investment gains	8,313	20,459
Other income	4	-

Total revenues	467,809	450,886

Expenses:
Losses and loss adjustment expenses	279,158	282,182
Policy acquisition costs	100,372	92,224
Interest expense & amortization of bond fees	4,519	4,583

Total expenses	384,049	378,989

Earnings before income taxes and minority interest	83,760	71,897
Income taxes	25,488	20,752

Earnings before minority interest	58,272	51,145
Minority interest in net earnings of subsidiary	(234)	(105)

NET EARNINGS	$ 58,038	$ 51,040

Comprehensive income	$ 32,970	$ 58,441

Net earnings per common share:
Basic	$ 1.73	$ 1.58

Diluted	$ 1.72	$ 1.56

Cash dividends paid per common share	$ 0.33	$ 0.32

Weighted average number of common shares outstanding:
Basic	33,462,734	32,337,398

Diluted	33,823,626	32,766,819

The accompanying notes are an integral part of these consolidated financial statements.

The Commerce Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows and Reconciliation
of Net Earnings to Cash From Operating Activities
Three Months Ended March 31, 2005 and 2004
(Thousands of Dollars)
(Unaudited)

	2005	2004

Operating Activities:
Premiums collected	$436,248	$420,791
Net investment income received	27,101	26,565
Premium finance and service fees received	7,203	7,044
Losses and loss adjustment expenses paid	(275,234)	(274,799)
Policy acquisition costs paid	(99,373)	(111,071)
Federal income tax payments	(15,492)	(16,370)
Other income	4	-

Cash from operating activities	80,457	52,160

Investing Activities:
Investment sales, repayments and maturities	445,202	614,064
Mortgage loans and collateral notes receipts	1,037	1,138
Investment purchases	(648,481)	(712,743)
Mortgage loans and collateral notes originated	(1,583)	(520)
Property and equipment purchases	(788)	(3,157)
Other investing activities	1,686	3,902

Cash for investing activities	(202,927)	(97,316)

Financing Activities:
Dividends paid to stockholders	(11,075)	(10,377)
Outstanding checks payable	5,905	(2,248)
Capital stock issued	1,611	6,891
Bond issue costs	-	(454)

Cash for financing activities	(3,559)	(6,188)

Decrease in cash and cash equivalents	(126,029)	(51,344)
Cash and cash equivalents at beginning of period	220,988	215,541

Cash and cash equivalents at the end of period	$ 94,959	$164,197

Reconciliation of net earnings to cash from operating activities:
Net earnings	$ 58,038	$ 51,040
Adjustments to reconcile net earnings to cash from operating activities:
Premiums receivable and commission payable	(37,285)	(59,254)
Deferred policy acquisition costs	(11,002)	(15,005)
Residual market receivable	(11,277)	(12,699)
Due from reinsurers	(1,610)	(3,090)
Unpaid losses and loss adjustment expenses	13,897	19,460
Unearned premiums	59,538	82,566
Current income taxes	8,721	(2,688)
Deferred income taxes	1,275	7,070
Deferred income	908	325
Accrued agents' profit sharing	7,394	3,281
Net realized investment gains	(8,313)	(20,459)
Other - net	173	1,613

Cash from operating activities	$ 80,457	$ 52,160

The accompanying notes are an integral part of these consolidated financial statements.

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)

1. Organization and Interim Financial Statements

      Unless otherwise stated, "we," "our" or "us" means The Commerce Group, Inc. and its subsidiaries. Our consolidated financial statements include the accounts of The Commerce Group, Inc. and its subsidiaries. The Commerce Group, Inc. is a holding company and our operations are conducted through subsidiaries, the principal ones being The Commerce Insurance Company (Commerce), Citation Insurance Company (Citation), American Commerce Insurance Company (American Commerce), and Commerce West Insurance Company (Commerce West). We have eliminated significant intercompany accounts and transactions in consolidating these financial statements. Also, we have reclassified certain amounts for 2004 to conform with 2005 presentations.

      We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at reporting dates and the reported amounts of revenues and expenses during the reporting periods. Actual results will differ from these estimates and assumptions. We employ significant estimates and assumptions in the determination of unpaid losses and loss adjustment expenses (LAE), and the potential impairment of investments for other-than-temporary declines in market value. Our significant accounting policies are presented in the notes to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2004.

      Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim period. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. We usually experience greater claim losses in the first quarter of the year than during the other quarters of the year because automobile insurance is our principal line of business and our primary market is in Massachusetts. These unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2004.

2. Stock-Based Compensation

      Pro forma net earnings and earnings per share as if we had applied the fair value method of accounting for our stock-based compensation plans accounted for under the intrinsic value method for the three months ended March 31, 2005 and 2004 follow:

	2005	2004

Net earnings as reported	$58,038	$51,040
Deduct: Stock-based employee compensation expense
determined under fair value method for awards granted
without expense recognition	-	452

Pro forma net earnings	$58,038	$50,588

Basic earnings per share:
As reported	$ 1.73	$ 1.58

Pro forma	$ 1.73	$ 1.56

Diluted earnings per share:
As reported	$ 1.72	$ 1.56

Pro forma	$ 1.72	$ 1.54

All awards accounted for under the intrinsic value method were earned as of the end of the first quarter of 2004; therefore, no additional expense was required after the first quarter of 2004.

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)
(Continued)

3. Comprehensive Income

Our comprehensive income for the three months ended March 31, 2005 and 2004 follows:

	2005	2004

Net earnings	$ 58,038	$ 51,040

Other comprehensive (losses) income, net of tax expenses (benefits):
Change in unrealized (losses) gains(a)	(21,149)	15,042
Reclassification adjustment(b)	(3,919)	(7,641)

Other comprehensive (loss) income	(25,068)	7,401

Comprehensive income	$ 32,970	$ 58,441

a.	Unrealized gains (losses) are net of income tax (benefits) expenses of $(11,388) and $8,090 for 2005 and 2004, respectively.

b.	Reclassification adjustments are net of income tax benefits of $2,110 and $4,114 for 2005 and 2004, respectively.

4. Earnings Per Share (EPS)

      Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding adjusted by the number of additional common shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of common shares we could have repurchased from the proceeds of the potentially dilutive shares. Our only dilutive instruments are stock options outstanding. We had 2,138,021 and 4,454,278 stock options outstanding at March 31, 2005 and 2004, respectively. Our 2,138,021 outstanding stock options at March 31, 2005 consist of 31,311 stock options which were granted to our employees under our Incentive Compensation Plan; the remainder of the total outstanding stock options at March 31, 2005 consists of ACIC agents' options. Basic and diluted EPS for the three months ended March 31, 2005 and 2004 follow:

	2005	2004

Net earnings for basic and diluted EPS	$ 58,038	$ 51,040

Common share information:
Average shares outstanding for basic EPS	33,462,734	32,337,398
Dilutive effect of stock options	360,892	429,421

Average shares outstanding for dilutive EPS	33,823,626	32,766,819

Basic EPS	$ 1.73	$ 1.58

Diluted EPS	$ 1.72	$ 1.56

      Diluted EPS excludes stock options with exercise prices greater than the average market price of our common stock during the periods, because their inclusion would be anti-dilutive; there were no such options at March 31, 2005. The number of anti-dilutive options was 1,575,000 for the three months ended March 31, 2004.

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)
(Continued)

5. Realized and Unrealized Investment Gains and Losses

Realized Investment Gains and Losses

Net realized investment gains (losses) for the three months ended March 31, 2005 and 2004 follow:

	2005	2004	Change

Other-than-temporary impairment losses:
Fixed maturity securities	$ (9)	$ (1,565)	$ 1,556
Equity securities	(2,015)	(203)	(1,812)

Total other-than-temporary total impairment losses	(2,024)	(1,768)	(256)

Transaction net gains (losses):
Fixed maturity securities	10,368	9,658	710
Equity securities	1,233	8,946	(7,713)
Venture capital fund	(951)	1,699	(2,650)
Other investments	322	(189)	511

Transaction net gains	10,972	20,114	(9,142)

Equity in (losses) earnings of closed-end preferred stock mutual funds	(635)	2,113	(2,748)

Net realized investment gains	$ 8,313	$ 20,459	$(12,146)

Unrealized Investment Gains and Losses

The change in net unrealized gains (losses) on our fixed maturity and equity securities, excluding the impact of minority interest, from December 31, 2004 to March 31, 2005 follows:

	March 31,	Dec. 31,
	2005	2004	Change

Net unrealized gains:
Fixed maturity securities	$ (9,355)	$17,674	$(27,029)
Equity securities	(4,057)	7,665	(11,722)

Net unrealized (loss) gain	$(13,412)	$25,339	$(38,751)

Gross unrealized losses on our equity and fixed maturity securities at March 31, 2005 by duration of unrealized loss follow:

		0 - 6	7 - 12	13 - 24	Over 24
	Total	Months	Months	Months	Months

Total equity and fixed maturity securities:
Number of positions	361	275	50	31	5

Total fair value	$1,524,335	$1,175,538	$226,724	$118,901	$3,172
Total amortized cost	1,559,468	1,200,194	233,719	122,362	3,193

Unrealized loss	$ (35,133)	$ (24,656)	$ (6,995)	$ (3,461)	$ (21)

Unrealized loss percentage to fair value	2.3%	2.1%	3.1%	2.9%	0.7%

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)
(Continued)

		0 - 6	7 - 12	13 - 24	Over 24
	Total	Months	Months	Months	Months

Equity securities:
Number of positions	82	58	12	10	2

Total fair value	$ 310,145	$241,952	$ 52,115	$ 13,892	$2,186
Total cost	320,414	248,546	55,378	14,287	2,203

Unrealized loss	$ (10,269)	$ (6,594)	$ (3,263)	$ (395)	$ (17)

Unrealized loss percentage to fair value	3.3%	2.7%	6.3%	2.8%	0.8%

Fixed maturity securities:
Number of positions	279	217	38	21	3

Total fair value	$1,214,190	$933,586	$174,609	$105,009	$ 986
Total amortized cost	1,239,054	951,648	178,341	108,075	990

Unrealized loss	$ (24,864)	$ (18,062)	$ (3,732)	$ (3,066)	$ (4)

Unrealized loss percentage to fair value	2.0%	1.9%	2.1%	2.9%	0.4%

      We determined that the impairments of the securities represented in the above gross unrealized loss table are temporary. We reviewed the credit quality, duration and severity of the unrealized losses for our impaired securities. Gross unrealized losses for equity and fixed maturity securities have increased from $14,340 at December 31, 2004 primarily due to increases in interest rates. The primary reasons for these temporary impairments are related to interest rates and general market conditions. We currently intend to hold to recovery or maturity all of our temporarily impaired equity and fixed maturity securities, respectively.

6. Unpaid Losses and LAE

Liabilities for unpaid losses and loss adjustment expenses at March 31, 2005 and December 31, 2004 follow:

	March 31,	Dec. 31,
	2005	2004

Net voluntary unpaid losses and LAE	$ 786,218	$783,159
Voluntary salvage and subrogation recoverable	(98,385)	(97,218)
Assumed unpaid loss and LAE reserves from CAR(a)	170,438	167,502
Assumed salvage and subrogation recoverable from CAR	(23,317)	(23,317)

Total voluntary and assumed unpaid loss and LAE reserves	834,954	830,126
Adjustment for ceded unpaid loss and LAE reserves	178,203	169,134
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid losses and LAE	$1,004,157	$990,260

(a) Commonwealth Automobile Reinsurers

7. Bonds Payable

      On December 9, 2003, we issued $300,000 face value of senior unsecured and unsubordinated debt (the Senior Notes) which matures December 9, 2013. The Senior Notes were issued at 99.3% of face value to yield 6.04% and bear a coupon interest of 5.95%, payable semi-annually on June 9 and December 9, beginning 2004. The fair market value of the Senior Notes at March 31, 2005 was estimated at $300,825.

8. Ceded Reinsurance Recoverable

      Ceded reinsurance recoverable amounts, which include amounts ceded to CAR and other unaffiliated reinsurers, are included in unpaid losses and loss adjustment expenses and unearned premiums. At March 31, 2005, $169,203 was included in unpaid losses and loss adjustment expenses, and $160,134 was included at December 31, 2004. At March 31, 2005, $132,614 was included in the unearned premium liability amount and $131,639 was included in the amount at December 31, 2004.

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

Potential Liability for CAR Obligation

      Member companies of CAR have joint and several liabilities for the obligations of CAR, the Massachusetts-mandated personal automobile reinsurance mechanism that enables us and other Servicing Carriers to reinsure in CAR any risk. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of March 31, 2005, we were not aware of any CAR member company which has failed to meet its obligations.

CAR Regulatory Reform

      Following a public hearing on December 17, 2004, the Commissioner made clarifications and minor revisions to an Amended Reform Proposal (together, the Final Reform Proposal). On December 31, 2004, the Commissioner adopted the Final Reform Proposal and made it effective January 1, 2005. We filed an action in Massachusetts Superior Court on January 5, 2005 asking the Court to determine whether the Final Reform Proposal is consistent with longstanding Massachusetts laws. On February 1, 2005, based on a request of several Exclusive Representative Producers who intervened in our action, the Court stayed the implementation of the Final Reform Proposal until a court decides whether it is consistent with Massachusetts law. The hearing on the Final Reform Proposal occurred on May 2, 2005, however no decision has been rendered as of the filing of this Form 10-Q with the SEC.

      While the Final Reform Proposal is stayed, CAR will operate in accordance with the rules that existed immediately prior to the Commissioner's adoption of the Final Reform Proposal or any rule changes that may be permitted under the court imposed stay. While most CAR rules are not date specific, CAR Rule 11, Assessments and Participation, and Rule 12, Credit Provisions, require annual updating; therefore, these rules only define the provisions applicable for CAR policy year 2004. Under the 2004 Rule 11 provision, our share of the CAR personal automobile deficit was based upon our market share adjusted by a "utilization" concept, such that, in general, we were disproportionately and adversely affected if our relative use of CAR reinsurance exceeded that of the industry, and favorably affected if our relative use of CAR reinsurance was less than that of the industry. Under rule 12, companies could reduce their participation ratio by writing credit eligible business voluntarily. Companies were provided credits against their market share to reduce their participation ratio for writing those classes and territories of business that were purposefully under-priced in the Massachusetts rate setting process. Our assumed premiums and losses are impacted by the values associated with Rules 11 and 12, which were established annually by the Commissioner. However, these values have not been established for CAR policy year 2005. As such, we are unable to determine our participation ratio related to CAR policy year 2005 at this time.

      If values are not established for 2005, our market share will equal our participation ratio. We have used our estimated market share of 29.0% to estimate our share of the CAR results for the three months ended March 31, 2005 for CAR policy year 2005. For the comparable 2004 period, we used the participation ratio of 21.6%, as calculated using CAR Rule 11 and 12 values at that period of time. Therefore, we believe that our year end 2004 market share of 29.0% provides the most conservative estimate of our exposure to CAR for the 2005 CAR policy year. In the absence of other data, we are assuming that the CAR deficit for 2005 will be comparable to the 2004 deficit, although we have no assurance of that. The financial impact on our earnings for the first quarter ended 2005, from using this conservative

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)
(Continued)

estimate, is not significantly different from the same period a year ago as very little of the current year premiums have been earned. However, we estimate that the financial impact of utilizing our market share as the participation ratio will grow considerably larger than last year, as premiums are earned and resulting losses are incurred in subsequent 2005 quarters, as well as when 2005 market share data begins to be used. Based upon historical losses from CAR, this will result in higher losses from CAR for the full calendar year 2005, as compared to the losses from CAR for our calendar year 2004, especially if the 2005 CAR deficit is determined to be at or above the 2004 deficit.

      Until CAR reform is resolved by the court, we will continue to use our market share estimate to determine the financial impact of CAR on our financial statements. We cannot predict whether the court will permit the Commissioner to implement the Final Reform Proposal and, if so, whether it would become effective retroactive to January 1, 2005 as proposed, nor can we predict when this matter will be resolved. In addition, we cannot predict whether we will be permitted to revise our 2005 cession decisions, based upon the 2005 Rules 11 and 12 that are ultimately implemented, nor whether the 2005 cession decision being made will be optimal for the final CAR rules. As such, we cannot predict whether the Final Reform Proposal will affect our competitive position or financial performance other than as described above or as previously described in our Form 10-K filed on March 14, 2005.

10. Segments

Selected segment information for the three months ended March 31, 2005 and 2004 follows. Earnings are before income taxes and include minority interest.

	Revenue	Earnings	Assets

2005:
Property and casualty insurance:
Massachusetts	$408,037	$ 84,300	$3,345,516
Other than Massachusetts	59,981	7,974	353,424
Real estate and commercial lending	182	182	15,812
Corporate and other	(391)	(8,930)	26,862

Consolidated	$467,809	$ 83,526	$3,741,614

2004:
Property and casualty insurance:
Massachusetts	$389,980	$ 68,557	$3,067,867
Other than Massachusetts	60,689	17,028	324,109
Real estate and commercial lending	210	210	16,758
Corporate and other	7	(14,003)	25,710

Consolidated	$450,886	$ 71,792	$ 3,434,444

Premium Results

Direct premiums written and earned for the quarters ended 2005 and 2004 follow:

	2005	2004	$ Change	% Change

Massachusetts Direct Premiums Written:
Personal automobile	$384,461	$377,044	$ 7,417	2.0%
Commercial automobile	25,578	26,982	(1,404)	(5.2)%
Homeowners	25,518	21,933	3,585	16.3%
Other lines	9,128	9,068	60	0.7%

Massachusetts Direct Premiums Written	444,685	435,027	9,658	2.2%

Other Than Massachusetts Direct Premiums Written:
Personal automobile	51,420	52,188	(768)	(1.5)%
Commercial automobile	2,639	2,161	478	22.1%
Homeowners	9,624	8,976	648	7.2%
Other lines	297	235	62	26.4%

Other Than Massachusetts Direct Premiums Written	63,980	63,560	420	0.7%

Total Direct Premiums Written	$508,665	$498,587	$10,078	2.0%

Massachusetts Direct Earned Premiums:
Personal automobile	$329,780	$300,149	$29,631	9.9%
Commercial automobile	23,529	22,545	984	4.4%
Homeowners	30,645	26,042	4,603	17.7%

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except Per Share Data)
(Continued)

	2005	2004	$ Change	% Change

Other lines	9,802	9,041	761	8.4%

Massachusetts Direct Earned Premiums	393,756	357,777	35,979	10.1%

Other Than Massachusetts Direct Earned Premiums:
Personal automobile	48,727	49,908	(1,181)	(2.4)%
Commercial automobile	2,266	1,973	293	14.9%
Homeowners	10,600	9,170	1,430	15.6%
Other lines	299	240	59	24.6%

Other Than Massachusetts Direct Earned Premiums	61,892	61,291	601	1.0%

Total Direct Earned Premiums	$455,648	$419,068	$36,580	8.7%

11. Significant Transaction and Change since December 31, 2004

ACIC Agents' Options

      On February 10, 2005, 700,000 of the ACIC agents' options that were outstanding at December 31, 2004 were forfeited as a result of AAA Arizona terminating its relationship with American Commerce. Accrued expenses for these options were $3,487 at December 31, 2004. This accrual was reversed into our earnings for the three months ended March 31, 2005.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Unless otherwise stated, "we," "our" or "us" means The Commerce Group, Inc. and its subsidiaries. "Commerce" refers to The Commerce Insurance Company, "Commerce West" refers to Commerce West Insurance Company, "American Commerce" refers to American Commerce Insurance Company, "Citation" refers to Citation Insurance Company, and "AHC" refers to ACIC Holding Co., Inc. In addition, unless otherwise stated, all references to "quarters ended" are for our fiscal quarter, beginning January 1 and ending March 31, and dollar amounts are in thousands, except per share data.

      The purpose of the following discussion and analysis is to provide you with information that will assist you in understanding our financial condition and results of operations as reported in our consolidated financial statements. Therefore, the following should be read in conjunction with our consolidated financial statements in this Form 10-Q and with our Management's Discussion and Analysis of Results of Operations and Financial Condition in our Form 10-K for the year ended December 31, 2004.

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


Our affinity group marketing programs provide members of participating groups and associations with a convenient means of purchasing discounted private passenger automobile insurance. We would lose a significant avenue for offering our existing affinity group discounts and our sales of personal automobile and homeowner insurance products in Massachusetts would likely decline if our affinity relationship with the AAA Clubs of Massachusetts is substantially changed or terminated and we are unable to devise and implement effective mitigation measures. These AAA arrangements have rolling three-year terms, and a Massachusetts AAA Club may terminate the agreement upon a minimum of two years' written notice. American Commerce has relationships with various AAA Clubs other than Massachusetts, which are not subject to any minimum advance notice to terminate. If American Commerce's relationship with one or more large AAA clubs terminates, then American Commerce could lose a substantial portion of its business, which could have a material adverse effect on our business and results of operations. As further explained in this Form 10-Q, we have been notified by AAA Arizona that it intends to terminate its relationship with American Commerce.

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

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of March 31, 2005, we were not aware of any current CAR member company which has failed to meet its obligations.

CAR Regulatory Reform

      Following a public hearing on December 17, 2004, the Commissioner made clarifications and minor revisions to an Amended Reform Proposal (together, the Final Reform Proposal). On December 31, 2004, the Commissioner adopted the Final Reform Proposal and made it effective January 1, 2005. We filed an action in Massachusetts Superior Court on January 5, 2005 asking the Court to determine whether the Final Reform Proposal is consistent with longstanding Massachusetts laws. On February 1, 2005, based on a request of several Exclusive Representative Producers who intervened in our action, the Court stayed the implementation of the Final Reform Proposal until a court decides whether it is consistent with Massachusetts law. The hearing on the Final Reform Proposal occurred on May 2, 2005, however no decision has been rendered as of the filing of this Form 10-Q with the SEC.

      While the Final Reform Proposal is stayed, CAR will operate in accordance with the rules that existed immediately prior to the Commissioner's adoption of the Final Reform Proposal or any rule changes that may be permitted under the court imposed stay. While most CAR rules are not date specific, CAR Rule 11, Assessments and Participation, and Rule 12, Credit Provision, require annual updating; therefore, these rules only define the provisions applicable for CAR policy year 2004. Under the 2004 Rule 11 provision, our share of the CAR personal automobile deficit was based upon our market share adjusted by a "utilization" concept, such that, in general, we were disproportionately and adversely affected if our relative use of CAR reinsurance exceeded that of the industry, and favorably affected if our relative use of CAR reinsurance was less than that of the industry. Under Rule 12, companies could reduce their market shares to reduce their participation ratio by writing credit eligible business voluntarily. Companies were provided credits against their market share to reduce their participation ratio for writing those classes and territories of business that were purposefully under-priced in the Massachusetts rate setting process. Our assumed premiums and losses are impacted by the values associated with Rules 11 and 12, which were established annually by the Commissioner. However, these values have not been established for CAR policy year 2005. As such, we are unable to determine our participation ratio related to CAR policy year 2005 at this time.

      If values are not established for 2005, our market share will equal our participation ratio. We have used our estimated market share of 29.0% to estimate our share of the CAR results for the three months ended March 31, 2005 for CAR policy year 2005. For the comparable 2004 period, we used the participation ratio of 21.6%, as calculated using CAR Rule 11 and 12 values at that period of time. Therefore, we believe that our year end 2004 market share of 29.0% provides the most conservative estimate of our exposure to CAR for the 2005 CAR policy year. In the absence of other data, we are assuming that the CAR deficit for 2005 will be comparable to the 2004 deficit, although we have no assurance of that. The financial impact on our earnings for the first quarter ended 2005, from using this conservative estimate, is not significantly different from the same period a year ago as very little of the current year premiums have been earned. However, we


estimate that the financial impact of utilizing our market share as the participation ratio will grow considerably larger than last year, as premiums are earned and resulting losses are incurred in subsequent 2005 quarters, as well as when 2005 market share data begins to be used. Based upon historical losses from CAR, this will result in higher losses from CAR for the full calendar year 2005, as compared to the losses from CAR for our calendar year 2004, especially if the 2005 CAR deficit is determined to be at or above the 2004 deficit. Our share of the losses from CAR for 2005 will depend on the amount of losses generated in CAR for the 2005 policy year. We are unable to determine the amount of loss that CAR will experience in 2005. However, if the CAR loss for 2005 equaled the CAR policy year 2004 loss amount at year end 2004, our share of the CAR loss using a 29.0% participation ratio, instead of 23.2%, would have increased by $9,573.

      Until CAR reform is resolved by the court, we will continue to use our market share estimate to determine the financial impact of CAR on our financial statements. We cannot predict whether the court will permit the Commissioner to implement the Final Reform Proposal and, if so, whether it would become effective retroactive to January 1, 2005 as proposed, nor can we predict when this matter will be resolved. In addition, we cannot predict whether we will be permitted to revise our 2005 cession decisions, based upon the 2005 Rules 11 and 12 that are ultimately implemented, nor whether the 2005 cession decision being made will be optimal for the final CAR rules. As such, we cannot predict whether the Final Reform Proposal will affect our competitive position or financial performance other than as described above or as previously described in our Form 10-K filed on March 14, 2005.

Our Business in Arizona

      On February 10, 2005, American Commerce received notification from one of its agents, AAA Arizona, Inc., that it intended to stop writing new business with American Commerce effective immediately and indicated that it intended to transfer all of its existing business from American Commerce. AAA Arizona was American Commerce's largest agent in terms of direct written premium produced, having generated $11,757 in direct written premium in 2005, representing 24.5% of American Commerce's total direct written premium and 2.3% of our consolidated total direct written premium. AAA Arizona generated $12,578 in direct written premium for the quarter ended 2004, or 26.4% of American Commerce's total direct written premium and 2.5% of our consolidated total direct written premium for that quarter. American Commerce will continue to write business in Arizona but will no longer market its products through AAA Arizona. Commerce West began writing business in Arizona through independent agencies in early 2005. At this time, we are not able to estimate the impact of these events on our Arizona writings.

      As a result of its action to discontinue its relationship with us, AAA Arizona forfeited 700,000 stock options we had previously granted to it. Accrued expenses for these options were $3,487 at December 31, 2004. This accrual was reversed into our earnings for the quarter ended 2005.

Our Revenues and Expenses

Our revenue principally reflects:

*	earned premiums, consisting of:

-

premiums that we receive from sales by independent agents of our property and casualty insurance policies, primarily personal automobile, homeowners and commercial automobile, which we refer to as direct premiums written, plus

	-	premiums we receive from insurance policies that we assume, primarily CAR, which we refer to as assumed premiums, less

	-	the portion of our premiums that is ceded to CAR and other reinsurers, which we refer to as ceded premiums, less

	-	the change in the portion of premiums that will not be recognized as income for accounting purposes until a future period, which we refer to as unearned premiums;

*	investment income that we earn on our invested assets;

*	premium finance charges and service fee income that we earn in connection with the billing and deferral of premium payments; and

*	realized investment gains and losses.

Our expenses principally reflect:

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

*

Combined Ratio. The combined ratio is the sum of the loss and LAE ratio and the underwriting expense ratio and measures a company's overall underwriting profit. If the combined ratio is 100% or more, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient. We use the combined ratio in evaluating our overall underwriting profitability and for comparing our profitability to our competitors' profitability.

Quarters Ended March 31, 2005 and 2004 Results of Operations

Consolidated Results

Our key operating measures for the periods ended March 31, 2005 and 2004 follow:

	2005	2004

Diluted earnings per share	$1.72	$1.56
Return on equity	5.2%	5.6%
Direct premiums written	$508,665	$498,587
Direct earned premiums	$455,648	$419,068
Net investment income	$29,087	$27,815

Underwriting and expense ratio	23.1%	22.4%
Loss and LAE ratio	66.0%	71.3%

Combined ratio	89.1%	93.7%

      The increase in diluted earnings per share is primarily due to a decrease in our loss ratio partially offset by a decrease in our net realized investment gains and an increase in our underwriting ratio. Our ROE decreased in a period of increased earnings because the increase in our stockholders' equity from December 31, 2003 to December 31, 2004 was substantial. Growth in our retained earnings from exceptional earnings results during 2004 is the primary cause.

The decrease in our loss ratio is due to:

*	an increase in our average earned premium revenue per automobile;

*	more favorable loss reserve development compared to the first quarter of 2004;

*	improved results from CAR; and

*

a decrease in the current year personal automobile bodily injury claim frequency, partially offset by an increase in physical damage claim frequency primarily from worse winter weather in the northeast.

      The primary reasons for the increase in our underwriting ratio are a significant increase in our agents' profit sharing expense and a slight increase in 2005 policy year mandated personal automobile commission rates in Massachusetts. The increase in agents' profit sharing expense is a result of substantially better underwriting results for the first quarter of 2005 versus the first quarter of 2004.

Premium Results

Direct premiums written and earned for the quarters ended 2005 and 2004 follow:

	2005	2004	$ Change	% Change

Massachusetts Direct Premiums Written:
Personal automobile	$384,461	$377,044	$ 7,417	2.0%
Commercial automobile	25,578	26,982	(1,404)	(5.2)%
Homeowners	25,518	21,933	3,585	16.3%
Other lines	9,128	9,068	60	0.7%

Massachusetts Direct Premiums Written	444,685	435,027	9,658	2.2%

Other Than Massachusetts Direct Premiums Written:
Personal automobile	51,420	52,188	(768)	(1.5)%
Commercial automobile	2,639	2,161	478	22.1%
Homeowners	9,624	8,976	648	7.2%
Other lines	297	235	62	26.4%

Other Than Massachusetts Direct Premiums Written	63,980	63,560	420	0.7%

Total Direct Premiums Written	$508,665	$498,587	$10,078	2.0%

Massachusetts Direct Earned Premiums:
Personal automobile	$329,780	$300,149	$29,631	9.9%
Commercial automobile	23,529	22,545	984	4.4%

	2005	2004	$ Change	% Change

Homeowners	30,645	26,042	4,603	17.7%
Other lines	9,802	9,041	761	8.4%

Massachusetts Direct Earned Premiums	393,756	357,777	35,979	10.1%

Other Than Massachusetts Direct Earned Premiums:
Personal automobile	48,727	49,908	(1,181)	(2.4)%
Commercial automobile	2,266	1,973	293	14.9%
Homeowners	10,600	9,170	1,430	15.6%
Other lines	299	240	59	24.6%

Other Than Massachusetts Direct Earned Premiums	61,892	61,291	601	1.0%

Total Direct Earned Premiums	$455,648	$419,068	$36,580	8.7%

Massachusetts Segment

      Growth in personal automobile direct premiums written accounted for approximately 77% of the total increase in Massachusetts direct premiums written and approximately 74% of the consolidated increase in direct written premiums. Personal automobile business growth was a result of a 0.7% increase in average written premium per written exposure coupled with a 1.3% increase in the number of exposures written for the quarter. The increased number of exposures came from agents assigned to us by CAR. In total, we did not experience any growth in exposures from voluntary agents in the quarter ended 2005. We believe that voluntary agents are not moving books of business between carriers because they are reluctant to do so because of the uncertainties created by the CAR reforms proposed in 2004. Our homeowners growth was from a 13.5% increase in average premium per policy offset by a 2.7% decrease in the number of policies. The decrease in our commercial automobile business was due to a 4.7% decrease in average premium per policy coupled with a slight decrease in the number of policies.

Other than Massachusetts Segment

      The decrease in personal automobile other than Massachusetts direct written premiums is due to a decline in the number of policies partially offset by a slight increase in average premium per policy. In general, we are lowering rates in the states in which we write business in response to competitive pressures. Growth in commercial automobile direct premiums written outside of Massachusetts was almost entirely due to policy count growth. Growth in homeowners direct premiums written was due to additional rate per policy, partially offset by a slight decrease in the number of policies.

Net Investment Income

Key measures of net investment income for the quarters ended 2005 and 2004 follow:

	2005	2004	Change

Average month-end investments (at cost)	$2,581,393	$ 2,208,475	$372,918
Net investment income, before tax	$ 29,087	$ 27,815	$ 1,272
Net investment income, after tax	$ 22,616	$ 22,011	$ 605
Annualized net investment income as a percentage of average
net investments (at cost), before tax	4.5%	5.0%	(10.0)%
Net investment income as a percentage of average net
investments (at cost), after tax	3.5%	4.0%	(12.5)%

      The increase in our net investment income was primarily due to increased invested assets partially offset by lower yields primarily on our municipal and corporate bonds and preferred stocks. The decline in yields corresponds with the duration reduction of our portfolio of fixed maturity securities in January 2005 in which we sold higher yielding securities and replaced them with lower yielding securities. The increase in invested assets is primarily attributable to proceeds from operating cash flows.

Realized Investment Gains and Losses

Net realized investment gains (losses) for the quarters ended 2005 and 2004 follow:

	2005	2004	Change

Other-than-temporary impairment losses:
Fixed maturity securities	$ (9)	$ (1,565)	$ 1,556
Equity securities	(2,015)	(203)	(1,812)

Total other-than-temporary total impairment losses	(2,024)	(1,768)	(256)

Transaction net gains (losses):
Fixed maturity securities	10,368	9,658	710
Equity securities	1,233	8,946	(7,713)
Venture capital fund	(951)	1,699	(2,650)
Other investments	322	(189)	511

Transaction net gains	10,972	20,114	(9,142)

Equity in (losses) earnings of closed-end preferred stock mutual funds	(635)	2,113	(2,748)

Net realized investment gains	$ 8,313	$ 20,459	$(12,146)

      Our realized gains declined in 2005 primarily due to lower realized gains from equity securities and venture capital investments. The decline in equity gains was principally from fewer sales of equity securities (mostly closed end preferred stock mutual funds) with gains. The decline in equity in earnings from our closed end preferred stock mutual fund which we account for under the equity method was mostly related to a 5.3% decline in the net asset values of the fund's underlying securities.

Policy Acquisition Costs

Our premium growth and higher agents' profit sharing expense contributed to the increase in policy acquisition costs in the quarter ended 2005 versus the quarter ended 2004.

      The market price for our common stock and our financial results directly affects our expense related to stock options and book value awards (BVAs), respectively. Our stock option expense in 2005 represents options granted to American Commerce agents. Our stock option expense in 2004 represents options granted to both employees and agents. An increase in the market value of our stock will increase the expense we recognize for options granted to agents. Similarly, an increase in our net income will increase the value of, and therefore the expense we recognize for, outstanding BVAs. We record these expenses in two separate line items on our income statement - losses and loss adjustment expenses and policy acquisition costs. The stock option and BVA expenses recorded in each line item for the period ended March 31, 2005 and 2004 follow:

	2005	2004

Losses and loss adjustment expenses	$2,798	$ 5,960
Policy acquisition costs	2,391	5,018

Total stock option and BVA expenses	$5,189	$10,978

Unrealized Investment Losses

Gross unrealized losses on our equity and fixed maturity securities at March 31, 2005, by duration of unrealized loss, follow:

		0 - 6	7 - 12	13 - 24	Over 24
	Total	Months	Months	Months	Months

Total equity and fixed maturity securities:
Number of positions	361	275	50	31	5

Total fair value	$1,524,335	$1,175,538	$226,724	$118,901	$3,172
Total amortized cost	1,559,468	1,200,194	233,719	122,362	3,193

Unrealized loss	$ (35,133)	$ (24,656)	$ (6,995)	$ (3,461)	$ (21)

Unrealized loss percentage to fair value	2.3%	2.1%	3.1%	2.9%	0.7%

		0 - 6	7 - 12	13 - 24	Over 24
	Total	Months	Months	Months	Months

Equity securities:
Number of positions	82	58	12	10	2

Total fair value	$ 310,145	$241,952	$ 52,115	$ 13,892	$2,186
Total cost	320,414	248,546	55,378	14,287	2,203

Unrealized loss	$ (10,269)	$ (6,594)	$ (3,263)	$ (395)	$ (17)

Unrealized loss percentage to fair value	3.3%	2.7%	6.3%	2.8%	0.8%

Fixed maturity securities:
Number of positions	279	217	38	21	3

Total fair value	$1,214,190	$933,586	$174,609	$105,009	$ 986
Total amortized cost	1,239,054	951,648	178,341	108,075	990

Unrealized loss	$ (24,864)	$ (18,062)	$ (3,732)	$ (3,066)	$ (4)

Unrealized loss percentage to fair value	2.0%	1.9%	2.1%	2.9%	0.4%

      We reviewed all of our investment holdings at March 31, 2005 for other-than-temporary declines in market value in accordance with our critical accounting policy for investments and other-than-temporary impairments as disclosed in our Form 10-K for 2004. Based on this analysis, we determined that the impairments represented in the above gross unrealized loss table are temporary. Gross unrealized losses for equity and fixed maturity securities have increased from $14,340 at December 31, 2004 primarily due to increases in interest rates. These temporary impairments are primarily related to interest rates and general market conditions. We currently intend to hold to recovery or maturity all of our temporarily impaired equity and fixed maturity securities, respectively.

Financial Condition

      Our stockholders' equity per share increased 2.4% from $33.50 at December 31, 2004 to $34.31 at March 31, 2005, after dividends paid of $0.33 and $0.32, respectively. Between December 31, 2004 and March 31, 2005, our stockholders' equity grew at a faster rate than our total liabilities despite the substantial increase in our unrealized losses. The market and equity value of our total investments increased 2.8% due to our investing cash from operating and investing activities, partially offset by unrealized losses.

Liabilities for unpaid losses and loss adjustment expenses at March 31, 2005 and December 31, 2004 follow:

	2005	2004

Net voluntary unpaid loss and LAE reserves	$786,218	$783,159
Voluntary salvage and subrogation recoverable	(98,385)	(97,218)
Assumed unpaid loss and LAE reserves from CAR	170,438	167,502
Assumed salvage and subrogation recoverable from CAR	(23,317)	(23,317)

Total voluntary and assumed unpaid loss and LAE reserves	834,954	830,126
Adjustment for ceded unpaid loss and LAE reserves	178,203	169,134
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid loss and LAE reserves	$1,004,157	$990,260

      We entered into a 70% quota-share agreement for one year with modified terms. The current program became effective July 1, 2004. In the event of a catastrophe, recovery is limited to 70% of the loss with a maximum recovery estimated at $315,000, equating to a total loss to us of $450,000. There are several limitations in the contract regarding losses related to nuclear, chemical, and biological terrorist events. Our maximum loss recovery in case of these types of events is estimated at $28,000. Our estimated total loss, before reinsurance, on our other than automobile business for 100 and 250-year hurricanes is approximately $280,000 and $519,000, respectively. We derived our estimates through the services of Holborn Reinsurance Company on our October 31, 2004 other-than-automobile exposures, which utilized the RMS (Risk Management Solutions) risk assessment system. We believe that most property and casualty insurance companies establish their catastrophe reinsurance programs between the 100-year and 250-year storm estimates.

      Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. Our twelve-month rolling net premiums written to statutory surplus ratio was 1.29 to 1 for the quarter ended 2005 and 1.43 to 1 for the quarter ended 2004.

Liquidity and Capital Resources

      The primary sources of our liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments. The primary uses of our liquidity are payment of policy claims, operating costs, interest on our senior notes, and payment of dividends to our stockholders.

      In April 2005, Commerce Insurance's application to become a member of the Federal Home Loan Bank of Boston was accepted. The FHLB of Boston, which is one of 12 regional FHLBs, serves as a reserve or central bank for its members within its assigned region. The FHLB of Boston makes loans, which are referred to as advances, to members in accordance with policies and procedures established by its board of directors. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB of Boston to Commerce Insurance require Board of Director approval and would be required to be fully secured by sufficient collateral as determined by the FHLB of Boston. If Commerce Insurance had been a member of the FHLB of Boston as of March 31, 2005, we estimate that Commerce Insurance would have had the capacity to borrow approximately $450,000 from the FHLB of Boston. Our borrowing capacity is based on the composition of our investment portfolio and its related market values. Consequently, our borrowing capacity changes as our portfolio changes both in composition and value. We have not borrowed from the FHLB of Boston.

      We paid significantly more for agent profit sharing in 2005 than we paid in 2004. We paid approximately $18,000 for agent profit sharing in 2004. Due to our excellent underwriting results during 2004, we paid approximately $40,000 in the second quarter of 2005, which we had accrued at December 31, 2004. We estimate paying a similar amount for agent profit sharing in 2006, subject to our agents' underwriting results in 2005.

Investment Strategy and Interest Rate Risk

      Our investment strategy emphasizes after-tax investment yield while maintaining overall investment quality. The primary focus of our investment objectives continues to be maximizing after-tax investment income through investing primarily in high-quality diversified fixed income investments structured to maximize after-tax investment income while minimizing risk. We generally invest in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. When the appropriate opportunity arises, we will recognize investment gains to increase after-tax total return. We held no derivatives, emerging market securities or hedge funds at March 31, 2005 and December 31, 2004.

Interest Rate Sensitivity

      Our investments include positions in fixed maturity, equity, short-term and cash equivalents markets. Therefore, we are exposed to the impacts of interest rate changes in the market value of investments. We estimated our exposure to interest rate changes and equity price risk at March 31, 2005 using sensitivity analysis. The interest rate impact is the total of the effects of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of each fixed maturity and preferred stock in our portfolio.

      Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. The following table summarizes our interest rate risk, based on the results of the sensitivity analysis at March 31, 2005.

	Estimated Market
	Value of Fixed	Estimated
	Income and	Increase	Hypothetical Percentage
	Preferred Stock	(Decrease) in	Increase (Decrease) in
Hypothetical Change in Interest Rates	Investments	Market Value	Stockholders' Equity (1)

200 basis point increase	$2,152,453	$(172,994)	(9.8)%
No change	2,325,447	-	-
200 basis point decrease	2,470,032	144,585	8.2%

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


pattern in deriving these averages. As of March 31, 2005, our weighted average duration has declined to 4.4 years primarily as a result of sales of securities during the quarter versus 4.7 years at March 31, 2004.

Forward-Looking Statements

      This quarterly report may contain statements that are not historical fact and constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipates," "estimates," "plans," "projects," "continuing," "ongoing," "expects," "may," "should," "management believes," "we believe," "we intend," and similar words or phrases. These statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. All forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this quarterly report and in our recently filed quarterly and annual reports on Forms 10-Q and 10-K, and other documents filed with the SEC. Among the key factors that could cause actual results to differ materially from forward-looking statements are:

*	the possibility of severe weather and adverse catastrophic experiences;

*	adverse trends in claim severity or frequency;

*	adverse state and federal regulations and legislation;

*	adverse judicial decisions;

*	adverse changes to the laws, regulations and rules governing the residual market system in Massachusetts;

*	interest rate risk;

*	rate making decisions for private passenger automobile policies in Massachusetts;

*	potential rate filings;

*	heightened competition;

*	concentration of business within Massachusetts;

*	termination of Commerce's affinity relationship with AAA Clubs of Massachusetts;

*	market disruption in Massachusetts, if competitors exited the market or become insolvent;

*	termination of American Commerce's relationship with one or more large AAA clubs:

*	dependence on our executive officers; and,

*	the economic, market or regulatory conditions and risks associated with entry into new markets and diversification.

      You should not place undue reliance on any forward-looking statement. The risk factors referred to above and those included in Part I, Item 1 of our Form 10-K for 2004, as well as those elsewhere in this quarterly report, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Refer to "Investment Strategy and Interest Rate Risk" in Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition, for the interim period information required by this Item.

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

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      In November 2001, our Board of Directors authorized a stock buy-back program to purchase up to 2,000,000 shares of our common stock. During the three months ended March 31, 2005, we did not acquire any of our common stock. There are 858,300 shares that may yet be purchased under our repurchase plan.

      In February 2005, we contributed 143,395 shares of treasury stock to our Employee Stock Ownership Plan which had a value of $9,650 (rounded to thousands) based on an intraday market price on the date the stock was contributed to the plan. The issuance of the shares was exempt from registration under the Securities Act of 1933 because the contribution of the shares to the ESOP did not constitute a sale of the shares for purposes of the Act.

Item 6. Exhibits

Exhibits:

31.1	CEO Certification Statement Under Section 302 of The Sarbanes-Oxley Act of 2002

31.2	CFO Certification Statements Under Section 302 of The Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification Statements Under Section 906 of The Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The COMMERCE GROUP, INC.

/s/ Randall V. Becker

Randall V. Becker
Treasurer and Chief Accounting Officer
Dated May 4, 2005.
