Form 10-Q
period 2005-06-30
COMMERCE GROUP INC /MA
filed 2005-08-04
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X     No  ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

As of July 30, 2005, the number of shares outstanding of the Registrant's common stock (excluding Treasury Shares) was 33,605,776.


The Commerce Group, Inc.

Table of Contents

Part I - Financial Information
Page No.
Item 1. Financial Statements

Consolidated Balance Sheet at June 30, 2005 (Unaudited) and December 31, 2004	3
Consolidated Statement of Earnings and Comprehensive Income for the Three
and Six Months ended June 30, 2005 and 2004 (Unaudited)	4
Consolidated Statement of Cash Flows and Reconciliation of Net Earnings to Cash
from Operating Activities for the Six Months Ended June 30, 2005
and 2004 (Unaudited)	5
Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Results of Operations
and Financial Condition

Business Overview	13
Results of Operations	15
Financial Condition	21
Forward-Looking Statements	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. Controls and Procedures	24

Part II - Other Information

Item 1. Legal Proceedings	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	26

Signature	26


Part I - Financial Information

Item 1. Financial Statements

The Commerce Group, Inc. and Subsidiaries
Consolidated Balance Sheet
June 30, 2005 and December 31, 2004
(Thousands of Dollars)

	2005	2004

ASSETS	(Unaudited)
Investments:
Fixed maturities, at market (amortized cost: $1,804,618 and $1,674,849)	$1,820,794	$1,692,523
Preferred stocks, at market (cost: $514,512 and $421,247)	516,673	422,344
Common stocks, at market (cost: $74,340 and $74,865)	76,278	81,433
Preferred stock mutual funds, at equity (cost: $62,698 and $54,653)	72,115	61,429
Mortgage loans on real estate and collateral notes receivable (less allowance
for possible loan losses of $353 and $372)	16,607	14,735
Cash and cash equivalents	79,192	220,988
Other investments, at equity (cost: $48,658 and $48,588)	34,837	34,281

Total investments	2,616,496	2,527,733
Accrued investment income	20,221	18,643
Premiums receivable (less allowance for doubtful receivables of $2,254)	496,327	457,928
Deferred policy acquisition costs	184,979	163,645
Property and equipment, net of accumulated depreciation	56,174	53,757
Residual market receivable	220,576	193,618
Due from reinsurers	138,398	133,328
Deferred income taxes	46,212	43,372
Current income taxes	1,841	-
Other assets	23,504	18,372

Total assets	$3,804,728	$3,610,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,016,042	$ 990,260
Unearned premiums	1,002,638	902,566
Bonds payable ($300,000 face less discount)	298,286	298,186
Current income taxes	-	5,115
Deferred income	10,969	9,906
Accrued agents' profit sharing	102,666	109,432
Other liabilities and accrued expenses	144,002	173,649

Total liabilities	2,574,603	2,489,114

Minority interest	5,555	5,126

Stockholders' equity:
Preferred stock, authorized 5,000,000 shares at $1.00 par value	-	-
Common stock, authorized 100,000,000 shares at $.50 par value, 40,865,276
and 40,728,715 shares issued	20,433	20,364
Paid-in capital	145,460	134,943
Net accumulated other comprehensive income, net of income taxes
of $7,067 and $8,833	13,125	16,403
Retained earnings	1,265,768	1,169,009

Total stockholders' equity before treasury stock	1,444,786	1,340,719
Treasury stock, 7,262,571 and 7,405,966 shares, at cost	(220,216)	(224,563)

Total stockholders' equity	1,224,570	1,116,156

Total liabilities, minority interest and stockholders' equity	$3,804,728	$3,610,396

The accompanying notes are an integral part of these consolidated financial statements.


The Commerce Group, Inc. and Subsidiaries
Consolidated Statement of Earnings and Comprehensive Income
Three and Six Months Ended June 30, 2005 and 2004
(Thousands of Dollars, Except Per Share Data)
(Unaudited)

	Three Months		Six Months

	2005	2004	2005	2004

Revenues:
Direct premiums written	$482,347	$467,986	$ 991,012	$ 966,573
Assumed premiums	51,226	43,492	89,244	77,570
Ceded premiums	(70,344)	(65,719)	(135,263)	(120,710)

Net premiums written	463,229	445,759	944,993	923,433
Increase in unearned premiums	(35,437)	(41,248)	(93,999)	(123,354)

Earned premiums	427,792	404,511	850,994	800,079
Net investment income	31,233	27,894	60,320	55,709
Premium finance and service fees	7,042	7,021	14,245	14,065
Net realized investment gains (losses)	12,291	(8,602)	20,604	11,857
Other income	11	113	15	113

Total revenues	478,369	430,937	946,178	881,823

Expenses:
Losses and loss adjustment expenses	270,737	276,506	549,895	558,688
Policy acquisition costs	111,679	98,200	212,051	190,424
Interest expense and amortization of bond fees	4,608	4,512	9,127	9,095

Total expenses	387,024	379,218	771,073	758,207

Earnings before income taxes and minority interest	91,345	51,719	175,105	123,616
Income taxes	28,574	14,152	54,062	34,904

Earnings before minority interest	62,771	37,567	121,043	88,712
Minority interest in net earnings of subsidiary	(209)	(177)	(443)	(282)

NET EARNINGS	$ 62,562	$ 37,390	$ 120,600	$ 88,430

Comprehensive income (loss)	$ 84,352	$ (20,915)	$ 117,322	$ 37,526

Net earnings per common share:
Basic	$ 1.86	$ 1.14	$ 3.60	$ 2.72

Diluted	$ 1.85	$ 1.14	$ 3.56	$ 2.70

Cash dividends paid per common share	$ 0.38	$ 0.33	$ 0.71	$ 0.65

Weighted average number of common shares
outstanding:
Basic	33,593,815	32,684,245	33,528,637	32,484,585

Diluted	33,895,166	32,906,206	33,857,269	32,692,519

The accompanying notes are an integral part of these consolidated financial statements.


The Commerce Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows and Reconciliation
of Net Earnings to Cash from Operating Activities
Six Months Ended June 30, 2005 and 2004
(Thousands of Dollars)
(Unaudited)

	2005	2004

Operating activities:
Premiums collected	$ 875,863	$ 835,721
Net investment income received	57,906	52,878
Premium finance and service fees received	14,245	14,065
Losses and loss adjustment expenses paid	(535,697)	(508,497)
Policy acquisition costs paid	(235,059)	(216,526)
Federal income tax payments	(62,256)	(55,553)
Interest paid	(8,925)	(8,925)
Other income	15	113

Cash from operating activities	106,092	113,276

Investing activities:
Investment sales, repayments and maturities	959,499	1,249,518
Mortgage loans and collateral notes receipts	1,925	2,418
Investment purchases	(1,183,990)	(1,494,175)
Mortgage loans and collateral notes originated	(3,778)	(800)
Property and equipment purchases	(6,676)	(4,211)
Other investing activities	2,632	4,104

Cash for investing activities	(230,388)	(243,146)

Financing activities:
Dividends paid to stockholders	(23,841)	(21,164)
Capital stock issued	2,182	11,699
Outstanding checks payable	4,159	(1,958)
Bond issue costs	-	(454)

Cash for financing activities	(17,500)	(11,877)

Decrease in cash and cash equivalents	(141,796)	(141,747)
Cash and cash equivalents at beginning of period	220,988	215,541

Cash and cash equivalents at end of period	$ 79,192	$ 73,794

Reconciliation of net earnings to cash from operating activities:
Net earnings	$ 120,600	$ 88,430
Adjustments to reconcile net earnings to cash from operating activities:
Premiums receivable	(55,087)	(84,579)
Deferred policy acquisition costs	(21,334)	(20,770)
Residual market receivable	(26,959)	(29,649)
Due from reinsurers	(5,070)	(6,870)
Unpaid losses and loss adjustment expenses	25,782	57,911
Unearned premiums	100,072	132,695
Current income taxes	(10,605)	(21,881)
Deferred income taxes	2,411	1,232
Deferred income	1,063	1,186
Accrued agents' profit sharing	(6,766)	(4,097)
Net realized investment gains	(20,604)	(11,857)
Stock option exercises	12,751	18,952
Other - net	(10,162)	(7,427)

Cash from operating activities	$ 106,092	$ 113,276

The accompanying notes are an integral part of these consolidated financial statements


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

      We have prepared these financial statements in accordance with accounting principles generally accepted in the United State of America (GAAP). In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at reporting dates and the reported amounts of revenues and expenses during the reporting periods. Actual results will differ from these estimates and assumptions. We employ significant estimates and assumptions in the determination of unpaid losses and loss adjustment expenses (LAE), the potential impairment of investments for other-than-temporary declines in market value and accrued agents' profit sharing. Our significant accounting policies are presented in the notes to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2004.

      Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim period. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. We usually experience greater claim losses in the first quarter of the year than during the other quarters of the year due to the winter weather. These unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2004.

2. Stock-Based Compensation

      Pro forma net earnings as if we had applied the fair value method of accounting for our stock-based compensation plans accounted for under the intrinsic value method for the six months ended June 30, 2004 is $87,978. Pro forma diluted and basic earnings per share under this assumption are $2.71 and $2.69, respectively, for the six months ended June 30, 2004. There is no related pro forma effect for the three and six month periods ended June 30, 2005 and for the three months ended June 30, 2004. All awards accounted for under the intrinsic value method were earned as of the end of the first quarter of 2004; therefore, no additional expense was required after the first quarter of 2004.

3. Comprehensive Income

Our comprehensive income for the three and six months ended June 30, 2005 and 2004 follows:

	Three Months		Six Months

	2005	2004	2005	2004

Net earnings	$62,562	$ 37,390	$120,600	$ 88,430

Other comprehensive income, net of taxes:
Change in unrealized gains (losses)(a)	24,671	(51,706)	3,522	(36,664)
Reclassification adjustment(b)	(2,881)	(6,599)	(6,800)	(14,240)

Other comprehensive income (loss)	21,790	(58,305)	(3,278)	(50,904)

Comprehensive income (loss)	$84,352	$(20,915)	$117,322	$ 37,526

_________________________
a.

Unrealized gains (losses) are net of income tax expenses (benefits) of $13,284 and $(27,790) for the three months ended 2005 and 2004, respectively, and $1,896 and $(19,699) for the six months ended 2005 and 2004, respectively.

b.

Reclassification adjustments are net of income tax benefits of $(1,552) and $(3,553) for the three months ended 2005 and 2004, respectively, and $(3,662) and $(7,668) for the six months ended 2005 and 2004, respectively.


4. Earnings Per Share (EPS)

      Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding adjusted by the number of additional common shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of common shares we could have purchased from the proceeds of the potentially dilutive shares. Our only dilutive instruments are stock options outstanding. We had 2,124,158 and 3,050,259 stock options outstanding at June 30, 2005 and 2004, respectively. Our outstanding stock options at June 30, 2005 consisted of 17,448 stock options which were granted to our employees under our Incentive Compensation Plan; the remainder of the total outstanding stock options at June 30, 2005 consisted of American Commerce agents' options. Basic and diluted EPS for the three and six months ended June 30, 2005 and 2004 follow:

	Three Months		Six Months

	2005	2004	2005	2004

Net earnings for basic and diluted EPS	$ 62,562	$ 37,390	$120,600	$ 88,430

Common share information:
Average shares outstanding for basic EPS	33,593,815	32,684,245	33,528,637	32,484,585
Dilutive effect of stock options	301,351	221,961	328,632	207,934

Average shares outstanding for dilutive EPS	33,895,166	32,906,206	33,857,269	32,692,519

Basic EPS	$ 1.86	$ 1.14	$ 3.60	$ 2.72

Diluted EPS	$ 1.85	$ 1.14	$ 3.56	$ 2.70

      Diluted EPS excludes stock options with exercise prices greater than the average market price of our common stock during the periods, because their inclusion would be anti-dilutive; there were no such options for the three and six months ended June 30, 2005. There were 1,575,000 anti-dilutive options for the three and six months ended June 30, 2004.

5. Realized and Unrealized Investment Gains and Losses

Realized Investment Gains and Losses

Net realized investment gains (losses) for the three and six months ended June 30, 2005 and 2004 follow:

	Three Months		Six Months

	2005	2004	2005	2004

Other-than-temporary impairment losses:
Fixed maturity securities	$ (150)	$ -	$ (159)	$ (1,565)
Equity securities	(1,789)	-	(3,804)	(203)

Total other-than-temporary impairment losses	(1,939)	-	(3,963)	(1,768)

Transaction net gains (losses):
Fixed maturity securities	7,648	(6,387)	18,016	3,270
Equity securities	738	3,236	1,971	12,182
Venture capital funds	894	696	1,122	696
Other investments	8	(8)	330	(196)

Transaction net gains (losses)	9,288	(2,463)	21,439	15,952

Equity in earnings (losses) of closed-end
preferred stock mutual funds	3,276	(5,259)	2,641	(3,146)
Equity in venture capital funds	1,666	(880)	487	819

Net realized investment gains (losses)	$ 12,291	$(8,602)	$ 20,604	$ 11,857


Unrealized Investment Gains and Losses

The change in net unrealized gains on our fixed maturity and equity securities, excluding the impact of minority interest, from December 31, 2004 to June 30, 2005 follows:

	June 30,	December 31,
	2005	2004	Change

Net unrealized gains:
Fixed maturity securities	$16,175	$17,674	$(1,499)
Equity securities	4,099	7,665	(3,566)

Net unrealized gains	$20,274	$25,339	$(5,065)

Gross unrealized losses on our equity and fixed maturity securities at June 30, 2005 by duration of unrealized loss follow:

		0-6	7-12	13-24	Over 24
	Total	Months	Months	Months	Months

Total equity and fixed maturity securities:
Number of positions	268	136	95	30	7

Total fair value	$1,183,413	$680,243	$372,146	$125,938	$5,086
Total amortized cost	1,200,637	688,822	378,356	128,345	5,114

Unrealized loss	$ (17,224)	$ (8,579)	$ (6,210)	$ (2,407)	$ (28)

Unrealized loss percentage to fair value	1.5%	1.3%	1.7%	1.9%	0.6%

Equity securities:
Number of positions	64	44	13	3	4

Total fair value	$ 251,310	$202,750	$ 43,770	$ 628	$4,162
Total cost	256,017	206,101	45,046	684	4,186

Unrealized loss	$ (4,707)	$ (3,351)	$ (1,276)	$ (56)	$ (24)

Unrealized loss percentage to fair value	1.9%	1.7%	2.9%	8.9%	0.6%

Total fixed maturity securities:
Number of positions	204	92	82	27	3

Total fair value	$ 932,103	$477,493	$328,376	$125,310	$ 924
Total amortized cost	944,620	482,721	333,310	127,661	928

Unrealized loss	$ (12,517)	$ (5,228)	$ (4,934)	$ (2,351)	$ (4)

Unrealized loss percentage to fair value	1.3%	1.1%	1.5%	1.9%	0.4%

      We determined that the impairments of the securities represented in the above gross unrealized loss table are temporary, based on a review of the credit quality, duration and severity of the unrealized losses for our impaired securities. Gross unrealized losses for equity and fixed maturity securities have increased from $14,340 at December 31, 2004 primarily due to general market conditions. We currently intend to hold to recovery or maturity all of our temporarily impaired equity and fixed maturity securities, respectively.


6. Unpaid Losses and LAE

Liabilities for unpaid losses and loss adjustment expenses at June 30, 2005 and December 31, 2004 follow:

	June 30,	December 31,
	2005	2004

Net voluntary unpaid losses and LAE	$ 793,661	$783,159
Voluntary salvage and subrogation recoverable	(97,080)	(97,218)
Assumed unpaid loss and LAE reserves from CAR(a)	174,081	167,502
Assumed salvage and subrogation recoverable from CAR	(23,317)	(23,317)

Total voluntary and assumed unpaid loss and LAE reserves	847,345	830,126
Adjustment for ceded unpaid loss and LAE reserves	177,697	169,134
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid losses and LAE	$1,016,042	$990,260

(a) Commonwealth Automobile Reinsurers

7. Bonds Payable

      On December 9, 2003, we issued $300,000 face value of senior unsecured and unsubordinated debt (the Senior Notes) which matures December 9, 2013. The Senior Notes were issued at 99.3% to yield 6.04%, and bear a coupon interest rate of 5.95%, payable semi-annually on June 9 and December 9 beginning 2004. The fair market value of the Senior Notes at June 30, 2005 was estimated to be $314,370.

8. Ceded Reinsurance Recoverable

      Ceded reinsurance recoverable amounts, which include amounts ceded to CAR and other unaffiliated reinsurers, are included in unpaid losses and loss adjustment expenses and unearned premiums. At June 30, 2005 and December 31, 2004, $168,697 and $160,134 were included in unpaid losses and loss adjustment expense amounts, respectively. At June 30, 2005 and December 31, 2004, $137,713 and $131,639 were included in the unearned premium liability amounts, respectively.

9. Reinsurance

Quota Share Reinsurance

      On June 30, 2005, our 70% one-year quota share reinsurance program expired. This program was extended another year, effective July 1, 2005, with the primary change in terms being an increase in the quota share rate to 75%.

FAIR Plan

      Our insurance subsidiaries are required to participate in various Property Insurance Underwriting Associations, the most significant of which is the Fair Access to Insurance Requirements Plan (FAIR Plan) in Massachusetts. The federal government reinsures those insurers participating in FAIR Plans against losses sustained from riots and civil disorders. The Massachusetts FAIR Plan has coastal exposures which could be significant and could result in losses which could be material to the FAIR Plan and participating insurance companies. The Massachusetts FAIR Plan does not purchase catastrophe reinsurance; consequently, we have exposure from our proportionate share of catastrophic events.

      Effective July 1, 2005, we have a one-year Catastrophe Treaty for our exposure to FAIR Plan losses in excess of $100,000 up to a total FAIR Plan loss of $1,000,000 (gross). We have purchased 6% of this treaty, which will afford us recovery of $54,000 excess of a $6,000 retention, if the FAIR Plan should suffer a $1,000,000 or greater loss. The estimated 250-year probable maximum loss for the FAIR Plan is approximately $1,000,000.

10. Contingencies Related to Our Business in Massachusetts

      Member companies of CAR have joint and several liabilities for the obligations of CAR, the Massachusetts-mandated personal automobile reinsurance mechanism that enables us and other Servicing Carriers to reinsure in CAR any risk. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata


share of the member who fails to pay its obligations. As of June 30, 2005, we were not aware of any CAR member company which has failed to meet its obligations.

11. Legal Proceedings

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

Attorney General Challenge to 2004 Rates

      On January 5, 2004, the Massachusetts Attorney General (AG) filed an appeal with the Supreme Judicial Court of Massachusetts arguing that the Massachusetts Division of Insurance (DOI) "wrongly imposed a 2.5% increase" in average personal automobile premiums for 2004. In November 2004, the Supreme Judicial Court of Massachusetts (SJC) rejected the AG's appeal in part and instructed the DOI to revisit rates for bodily injury coverage. The DOI reviewed the bodily injury rate issue as remanded by the SJC and affirmed its original conclusion as stated in the 2004 rate decision. As a result, the appeal of the 2004 rate decision is concluded.

CAR Regulatory Reform

      As disclosed in our Form 10-Q filed for the period ended March 31, 2005, we had previously filed an action in Suffolk Superior Court asking the Court to determine whether the Final Reform Proposal approved by the Massachusetts Commissioner of Insurance on December 31, 2004, was consistent with Massachusetts law.

      On June 20, 2005, the Court ruled that the Commissioner did not have the statutory authority to issue the Final Reform Proposal. The Court's ruling annuls the Commissioner's order, vacates the Final Reform Proposal, and establishes that an assigned risk plan cannot be created without the approval of the Massachusetts Legislature. We cannot determine if the Commissioner will appeal within the allowed 60-day period.

      Also as disclosed in our March 31, 2005 Form 10-Q, the Commissioner has not yet established 2005 values for CAR Rules 11 and 12, which adjust a company's market share to determine its ultimate participation in the results of the 2005 CAR deficit. In light of the Court's decision, the Massachusetts Division of Insurance set July 29, 2005 as the deadline for submission of briefs and additional testimony on the values for CAR Rules 11 and 12. The final 2005 Rules 11 and 12 values will impact the size of our participation ratio, the financial costs and benefits of retaining and ceding risks, and the size of the 2005 CAR deficit, especially if carriers are permitted to retroactively reverse their previously made 2005 voluntary versus cede decisions. As such, and until such time as these values are determined, we will continue to utilize our market share as the estimate of our participation in the 2005 CAR deficit.

Governor's Reform Proposal

      The Massachusetts Governor has introduced legislation intended to reform the Massachusetts automobile insurance system. Among other things, this proposed legislation would give the Commissioner the authority to create an assigned risk plan and allow for the gradual phase-in of competitively set personal automobile rates. We cannot determine at this time whether the Governor's reform proposal will be acted on by the Legislature or, if passed, how it may affect our financial condition and results of operations.

AAA Arizona

      In AAA Arizona, Inc. v. American Commerce Insurance Company (United States District Court for the District of Arizona), originally filed on May 16, 2005, AAA Arizona alleges, among other claims, that American Commerce has violated its contract with AAA Arizona by failing to pay approximately $1.7 million in profit sharing that AAA Arizona claims to have earned during 2004. AAA Arizona also alleges that American Commerce is interfering with AAA Arizona's relationship with policyholders. AAA Arizona seeks an order from the court and an award of actual and consequential damages. American Commerce intends to vigorously defend this action, unless a reasonable settlement appears appropriate.

12. Segments

Selected segment information for the three and six months ended June 30, 2005 and 2004 follows. Earnings are before income taxes and include minority interest.


	Revenue	Earnings	Assets

Three Months Ended 2005:
Property and casualty insurance:
Massachusetts	$420,459	$ 99,487	$3,395,260
Other than Massachusetts	58,219	4,083	355,152
Real estate and commercial lending	109	109	17,049
Corporate and other	(418)	(12,543)	37,267

Consolidated	$478,369	$ 91,136	$3,804,728

Three Months Ended 2004:
Property and casualty insurance:
Massachusetts	$370,814	$ 66,252	$2,995,465
Other than Massachusetts	59,910	(2,687)	310,829
Real estate and commercial lending	190	190	15,482
Corporate and other	23	(12,213)	42,745

Consolidated	$430,937	$ 51,542	$3,364,521

Six Months Ended 2005:
Property and casualty insurance:
Massachusetts	$828,496	$183,768	$3,395,260
Other than Massachusetts	118,200	12,076	355,152
Real estate and commercial lending	291	291	17,049
Corporate and other	(809)	(21,473)	37,267

Consolidated	$946,178	$174,662	$3,804,728

Six Months Ended 2004:
Property and casualty insurance:
Massachusetts	$760,794	$134,809	$2,995,465
Other than Massachusetts	120,599	14,341	310,829
Real estate and commercial lending	400	400	15,482
Corporate and other	30	(26,216)	42,745

Consolidated	$881,823	$123,334	$3,364,521

Premium Results

Direct premiums written and earned for the three months ended June 30, 2005 and 2004 follow:

	2005	2004	$ Change	% Change

Massachusetts Direct Premiums Written:
Personal automobile	$350,346	$337,177	$13,169	3.9%
Commercial automobile	25,217	25,255	(38)	(0.2)%
Homeowners	34,760	30,985	3,775	12.2%
Other lines	10,572	10,989	(417)	(3.8)%

Massachusetts direct premiums written	420,895	404,406	16,489	4.1%

Other than Massachusetts Direct Premiums Written:
Personal automobile	46,579	48,905	(2,326)	(4.8)%
Commercial automobile	2,467	2,545	(78)	(3.1)%
Homeowners	12,059	11,816	243	2.1%
Other lines	347	314	33	10.5%

Other than Massachusetts direct premiums written	61,452	63,580	(2,128)	(3.3)%

Total direct premiums written	$482,347	$467,986	$14,361	3.1%

Massachusetts Direct Earned Premiums:
Personal automobile	$331,816	$308,054	$23,762	7.7%
Commercial automobile	23,523	23,123	400	1.7%
Homeowners	31,173	26,799	4,374	16.3%
Other lines	9,676	9,302	374	4.0%

Massachusetts direct earned premiums	396,188	367,278	28,910	7.9%

Other than Massachusetts Direct Earned Premiums:
Personal automobile	48,776	50,136	(1,360)	(2.7)%
Commercial automobile	2,347	2,082	265	12.7%
Homeowners	10,682	9,607	1,075	11.2%
Other lines	313	272	41	15.1%

Other than Massachusetts direct earned premiums	62,118	62,097	21	0.03%

Total direct earned premiums	$458,306	$429,375	$28,931	6.7%


Direct premiums written and earned for the six months ended 2005 and 2004 follow:

	2005	2004	$ Change	% Change

Massachusetts Direct Premiums Written:
Personal automobile	$734,807	$714,221	$20,586	2.9%
Commercial automobile	50,795	52,237	(1,442)	(2.8)%
Homeowners	60,278	52,918	7,360	13.9%
Other lines	19,700	20,057	(357)	(1.8)%

Massachusetts direct premiums written	865,580	839,433	26,147	3.1%

Other than Massachusetts Direct Premiums Written:
Personal automobile	97,999	101,093	(3,094)	(3.1)%
Commercial automobile	5,106	4,706	400	8.5%
Homeowners	21,683	20,792	891	4.3%
Other lines	644	549	95	17.3%

Other than Massachusetts direct premiums written	125,432	127,140	(1,708)	(1.3)%

Total direct premiums written	$991,012	$966,573	24,439	2.5%

Massachusetts Direct Earned Premiums:
Personal automobile	$661,596	$608,203	$53,393	8.8%
Commercial automobile	47,052	45,668	1,384	3.0%
Homeowners	61,818	52,841	8,977	17.0%
Other lines	19,478	18,343	1,135	6.2%

Massachusetts direct earned premiums	789,944	725,055	64,889	8.9%

Other than Massachusetts Direct Earned Premiums:
Personal automobile	97,503	100,044	(2,541)	(2.5)%
Commercial automobile	4,613	4,055	558	13.8%
Homeowners	21,282	18,777	2,505	13.3%
Other lines	612	512	100	19.5%

Other than Massachusetts direct earned premiums	124,010	123,388	622	0.5%

Total direct earned premiums	$913,954	$848,443	$65,511	7.7%

13. Incentive Awards

      In May 2005, the Compensation Committee of the Board of Directors authorized, under the 2002 Incentive Compensation Plan, the grant of Incentive Awards to officers and directors in lieu of book value awards which were granted in the past. Incentive Awards entitle officers and directors to cash payments at a specified settlement date, subject to certain specified conditions. The 2005 Incentive Award Agreement is substantially the same as the previously granted Book Value Award Agreement. The cash payment is based on cumulative net earnings per basic share of common stock over a three-year period, except for certain early retirement and change in control circumstances. In May 2005, 1,075,948 Incentive Awards were issued to officers and 90,593 awards were issued to directors. For the three months ended June 30, 2005, we recorded $3,465 expense for all Incentive Awards issued in the quarter. Expenses related to book value awards granted in May 2004 and recorded for the three months ended June 30, 2004 were $3,604.

14. Significant Changes Since December 31, 2004

Unearned Premiums

      Unearned premiums increased $100,072, or 11.1%, since December 31, 2004. This was primarily due to an increase in personal automobile written premiums coupled with the seasonality of the policy effective dates. The total amount of a policy's premium is recorded as written premium on the first day the policy is effective; however, the policy premium is earned ratably over the ensuing year.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Unless otherwise stated, "we," "our" or "us" means The Commerce Group, Inc. and its subsidiaries. "Commerce" refers to The Commerce Insurance Company, "Commerce West" refers to Commerce West Insurance Company, "American Commerce" refers to American Commerce Insurance Company, "Citation" refers to Citation Insurance Company, and "AHC" refers to ACIC Holding Co., Inc. In addition, unless otherwise stated, all references to "quarters ended" are for our fiscal quarter, beginning April 1 and ending June 30, and dollar amounts are in thousands, except per share data.


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

      Our ability to capitalize on our business strengths and implement our strategies is subject to particular risks. For example, because we are primarily a personal automobile insurance carrier, adverse developments in this industry could negatively affect us more than insurers that are more diversified across multiple business lines. Additionally, the concentration of our business in Massachusetts makes us more susceptible to any adverse development in the prevailing legislative, regulatory, economic, demographic, competitive and other conditions, including weather-related events, and adverse judicial decisions in Massachusetts, and could make it more costly or difficult for us to conduct our business. Our affinity group marketing programs provide members of participating groups and associations with a convenient means of purchasing discounted private passenger automobile insurance. We would lose a significant avenue for offering our existing affinity group discounts and our sales of personal automobile and homeowner insurance products in Massachusetts would likely decline if our affinity relationship with the AAA Clubs of Massachusetts is substantially changed or terminated and we are unable to devise and implement effective mitigation measures. These AAA arrangements have rolling three-year terms, and a Massachusetts AAA Club may terminate the agreement upon a minimum of two years' written notice. American Commerce has relationships with various AAA Clubs outside of Massachusetts, which are not subject to any minimum advance notice to terminate. As further explained in this Form 10-Q, we have been notified by AAA Arizona that it has terminated its relationship with American Commerce. If American Commerce's relationship with one or more other large AAA clubs terminates, then American Commerce could lose a substantial portion of its business, which could have a material adverse effect on our business and results of operations.

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

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of June 30, 2005, we were not aware of any current CAR member company which has failed to meet its obligations.

CAR Regulatory Reform

      As disclosed in our Form 10-Q filed for the period ended March 31, 2005, we had previously filed an action in Suffolk Superior Court asking the Court to determine whether the Final Reform Proposal approved by the Massachusetts Commissioner of Insurance on December 31, 2004, was consistent with Massachusetts law.

      On June 20, 2005, the Court ruled that the Commissioner did not have the statutory authority to issue the Final Reform Proposal. The Court's ruling annuls the Commissioner's order, vacates the Final Reform Proposal, and establishes


that an assigned risk plan cannot be created without the approval of the Massachusetts Legislature. We cannot determine if the Commissioner will appeal within the allowed 60-day period.

      Also as disclosed in our March 31, 2005 Form 10-Q, the Commissioner has not yet established 2005 values for CAR Rules 11 and 12, which adjust a company's market share to determine its ultimate participation in the results of the 2005 CAR deficit. In light of the Court's decision, the Massachusetts Division of Insurance kept the record open for submission of briefs and additional testimony on the values for CAR Rules 11 and 12 until July 29, 2005. The Commissioner will determine the values for CAR Rules 11 and 12. The CAR Governing Committee previously recommended values for Rules 11 and 12 to the Commissioner and a hearing was held thereon. If the recommended values had been used, we estimate that our private passenger participation percentage for policy year 2005 would have been approximately 26.3%. The final 2005 Rules 11 and 12 values will impact the size of our participation ratio, the financial costs and benefits of retaining and ceding risks, and the size of the 2005 CAR deficit, especially if carriers are permitted to retroactively reverse their previously made 2005 voluntary versus cede decisions. As such, and until such time as these values are determined, we will continue to utilize our market share as the estimate of our participation in the 2005 CAR deficit.

      Our share of the losses from CAR for 2005 will depend on the amount of losses generated in CAR for the 2005 policy year. We are unable to determine the amount of loss that CAR will experience in 2005. However, if the CAR loss for policy year 2005 equaled the CAR policy year 2004 loss amount developed through June 30, 2005, our share of the CAR loss using our year-end market share of 29.0% as our participation ratio, instead of our 2004 policy year participation ratio of 23.2%, would have increased by $14,958.

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

Our expenses principally reflect:

*

incurred losses and loss adjustment expenses (which we sometimes refer to as LAE) plus losses and LAE assumed from CAR, including estimates for losses incurred during the period but not yet reported to us and changes in estimates from prior periods related to direct and assumed business, less the portion of those incurred losses and loss adjustment expenses that are ceded to CAR and other insurers; and

*

policy acquisition costs, including agent compensation and general and administrative costs, such as salaries and benefits, and advertising that are not deferred for accounting purposes to a future period, along with expenses assumed from CAR less expense allowances received from CAR.


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

Results of Operations for the Periods Ended June 30, 2005 and 2004

Consolidated Results

Our key operating measures for the three and six months ended June 30, 2005 and 2004 follow:

	Three Months		Six Months

	2005	2004	2005	2004

Diluted earnings per share	$1.85	$1.14	$3.56	$2.70
Return on equity	5.4%	3.8%	10.8%	9.7%
Direct premiums written	$482,347	$467,986	$991,012	$966,573
Direct earned premiums	$458,306	$429,375	$913,954	$848,443
Net investment income	$31,233	$27,894	$60,320	$55,709

Loss and LAE ratio	63.3%	68.4%	64.6%	69.8%
Underwriting expense ratio	26.3%	23.3%	24.7%	22.9%

Combined ratio	89.6%	91.7%	89.3%	92.7%


      The increase in diluted earnings per share is primarily due to a decrease in our loss ratio partially offset by an increase in our underwriting expense ratio. Diluted EPS also benefited in 2005 from increases in net realized investment gains of $20,893 for the quarter and $8,747 year-to-date over the comparable 2004 periods. The primary reasons for the increase in our underwriting expense ratio are a significant increase in our agents' profit sharing expense and a slight increase in 2005 policy year mandated personal automobile commission rates in Massachusetts. The increase in agents' profit sharing expense is a result of substantially better underwriting results for the first six months of 2005 versus the first six months of 2004. The quarterly and year-to-date decrease in our loss and LAE ratio is due to:

*	an increase in average earned premium revenue per automobile;
*	a decrease in the current year personal automobile bodily injury claim frequency;
*	more favorable loss reserve development compared to 2004; and
*	improved current year results and continued favorable prior years' loss development from CAR.

The year-to-date decrease in our loss and LAE ratio was partially offset by an increase in the physical damage claim frequency which primarily occurred during the first quarter of 2005.

      The improved results from CAR over the past few quarters have resulted from favorable loss development on the business assumed from CAR. Favorable loss development occurs when actual loss payments are less than the estimated payments that are built into the loss reserves. Actuarial data provided by CAR indicates that this favorable development should continue for the next several quarters.

Premium Results

      We evaluate our performance and allocate resources based primarily on our property and casualty insurance segments, which represent nearly all of our total revenues. Direct premiums written and earned for the quarters ended June 30, 2005 and 2004 follow:

	2005	2004	$ Change	% Change

Massachusetts Direct Premiums Written:
Personal automobile	$350,346	$337,177	$13,169	3.9%
Commercial automobile	25,217	25,255	(38)	(0.2)%
Homeowners	34,760	30,985	3,775	12.2%
Other lines	10,572	10,989	(417)	(3.8)%

Massachusetts direct premiums written	420,895	404,406	16,489	4.1%

Other than Massachusetts Direct Premiums Written:
Personal automobile	46,579	48,905	(2,326)	(4.8)%
Commercial automobile	2,467	2,545	(78)	(3.1)%
Homeowners	12,059	11,816	243	2.1%
Other lines	347	314	33	10.5%

Other than Massachusetts direct premiums written	61,452	63,580	(2,128)	(3.3)%

Total direct premiums written	$482,347	$467,986	$14,361	3.1%

Massachusetts Direct Earned Premiums:
Personal automobile	$331,816	$308,054	$23,762	7.7%
Commercial automobile	23,523	23,123	400	1.7%
Homeowners	31,173	26,799	4,374	16.3%
Other lines	9,676	9,302	374	4.0%

Massachusetts direct earned premiums	396,188	367,278	28,910	7.9%

Other than Massachusetts Direct Earned Premiums:
Personal automobile	48,776	50,136	(1,360)	(2.7)%
Commercial automobile	2,347	2,082	265	12.7%
Homeowners	10,682	9,607	1,075	11.2%
Other lines	313	272	41	15.1%

Other than Massachusetts direct earned premiums	62,118	62,097	21	0.03%

Total direct earned premiums	$458,306	$429,375	$28,931	6.7%


Direct premiums written and earned for the six months ended June 30, 2005 and 2004 follow:

	2005	2004	$ Change	% Change

Massachusetts Direct Premiums Written:
Personal automobile	$734,807	$714,221	$20,586	2.9%
Commercial automobile	50,795	52,237	(1,442)	(2.8)%
Homeowners	60,278	52,918	7,360	13.9%
Other lines	19,700	20,057	(357)	(1.8)%

Massachusetts direct premiums written	865,580	839,433	26,147	3.1%

Other than Massachusetts Direct Premiums Written:
Personal automobile	97,999	101,093	(3,094)	(3.1)%
Commercial automobile	5,106	4,706	400	8.5%
Homeowners	21,683	20,792	891	4.3%
Other lines	644	549	95	17.3%

Other than Massachusetts direct premiums written	125,432	127,140	(1,708)	(1.3)%

Total direct premiums written	$991,012	$966,573	24,439	2.5%

Massachusetts Direct Earned Premiums:
Personal automobile	$661,596	$608,203	$53,393	8.8%
Commercial automobile	47,052	45,668	1,384	3.0%
Homeowners	61,818	52,841	8,977	17.0%
Other lines	19,478	18,343	1,135	6.2%

Massachusetts direct earned premiums	789,944	725,055	64,889	8.9%

Other than Massachusetts Direct Earned Premiums:
Personal automobile	97,503	100,044	(2,541)	(2.5)%
Commercial automobile	4,613	4,055	558	13.8%
Homeowners	21,282	18,777	2,505	13.3%
Other lines	612	512	100	19.5%

Other than Massachusetts direct earned premiums	124,010	123,388	622	0.5%

Total direct earned premiums	$913,954	$848,443	$65,511	7.7%

Massachusetts Segment

      Growth in personal automobile direct premiums written was the primary factor in the 2005 quarterly and year-to-date increases. For the quarter ended 2005, it accounted for approximately 80%, and year-to-date it accounted for approximately 79% of the total increase in Massachusetts direct premiums written. Personal automobile business growth for the quarter ended 2005 was the result of a 0.6% increase in average written premium per written exposure coupled with a 3.1% increase in the number of exposures written. Personal automobile growth year-to-date was the result of a 0.7% increase in average written premium per written exposure coupled with a 2.1% increase in the number of exposures written in 2005. The agents assigned to us by CAR accounted for 62.0% of the year-to-date increase and 43.3% of the quarterly increase in the number of exposures written in 2005. We believe that voluntary agents are currently very cautious regarding moving books of business between carriers at this point in time due to the uncertainties created by CAR reforms proposed in 2004 and 2005.

      The 2005 decrease in commercial auto year-to-date direct premiums written was due to a 2.3% decrease in average premium per policy coupled with a slight decrease in the number of policies. Average premium per policy has declined due to more competitive pricing in a softening market. Our homeowners growth for the quarter ended 2005 was from a 10.4% increase in average premium per policy, partially offset by a 1.2% decrease in the number of policies. Year-to-date homeowners growth in 2005 resulted from an 11.7% increase in average premium per policy, partially offset by a 1.8% decrease in the number of policies.

2006 Massachusetts Premium Rates

      In fixing the classifications of risks and establishing personal automobile rates in Massachusetts, the Commissioner of Insurance must consider numerous factors, including driver and automobile characteristics, the claim rate in the state's designated geographical territories, and the industry's loss ratio. These factors are based upon data primarily for the 2004 calendar year supplemented by trending data from previous years. We expect the Commissioner to reduce personal automobile premium rates for calendar year 2006 policies, based on the industry's profitable underwriting results for calendar year 2004.


Other than Massachusetts Segment

      The overall decrease in personal automobile direct written premiums for the quarter and year-to-date periods in 2005 is primarily due to a decline in the number of policies, partially offset by a slight increase in average premium per policy. In general, we are lowering rates in the states in which we write business in response to competitive pressures. Quarterly and year-to-date growth in homeowners in 2005 was due to additional rate per policy, partially offset by a slight decrease in the number of policies.

Our Business in Arizona

      AAA Arizona, Inc. has stopped writing new business with American Commerce. AAA Arizona was American Commerce's largest agent in terms of direct written premium produced, having generated $22,544 in direct written premium in the first six months of 2005, representing 23.9% of American Commerce's total direct written premium and 2.3% of our consolidated total direct written premium. AAA Arizona generated $25,041 in direct written premium for the comparable 2004 period, or 26.1% of American Commerce's total direct written premium and 2.6% of our consolidated total direct written premium. American Commerce will continue to write business in Arizona through independent agents but will no longer market its products through AAA Arizona. Commerce West began writing business in Arizona through independent agencies in early 2005. Through June 30, 2005, American Commerce continued to provide renewal policies through AAA Arizona. Beginning in July 2005, for renewals effective in August 2005, American Commerce is offering renewal quotes directly to insureds as required by Arizona law. We are uncertain about the number of policies that will remain with American Commerce. At this time, we are not able to estimate the impact of these events on our Arizona writings.

Net Investment Income

Key measures of net investment income for the quarters ended June 30, 2005 and 2004 follow:

	2005	2004	Change

Average month-end investments (at cost)	$2,611,000	$2,263,706	$347,294
Net investment income, before tax	31,233	27,894	3,339
Net investment income, after tax	24,004	21,991	2,013
Net investment income as an annualized percentage of average
net investments (at cost), before tax	4.8%	4.9%	(2.0)%
Net investment income as an annualized percentage of average
net investments (at cost), after tax	3.7%	3.9%	(5.1)%

Key measures of net investment income for the six months ended June 30, 2005 and 2004 follow:

	2005	2004	Change

Average month-end investments (at cost)	$2,601,626	$2,236,460	$365,166
Net investment income, before tax	60,320	55,709	4,611
Net investment income, after tax	46,620	44,002	2,618
Net investment income as an annualized percentage of average
net investments (at cost), before tax	4.6%	5.0%	(8.0)%
Net investment income as an annualized percentage of average
net investments (at cost), after tax	3.6%	3.9%	(7.7)%

      The increases in our net investment income were primarily due to increased invested assets partially offset by lower yields on our municipal and corporate bonds and preferred stock. The decline in yields corresponds with the duration reduction of our portfolio of fixed maturity securities in 2005 in which we sold higher yielding securities and replaced them with lower yielding securities. Our duration at June 30, 2005 was 4.1 years compared to 5.6 years at year-end 2004. The increase in invested assets is primarily attributable to proceeds from operating cash flows.


Realized Investment Gains and Losses

Net realized investment gains (losses) for the quarters ended 2005 and 2004 follow:

	2005	2004	Change

Other-than-temporary impairment losses:
Fixed maturity securities	$ (150)	$ -	$ (150)
Equity securities	(1,789)	-	(1,789)

Total other-than-temporary impairment losses	(1,939)	-	(1,939)

Transaction net gains (losses):
Fixed maturity securities	7,648	(6,387)	14,035
Equity securities	738	3,236	(2,498)
Venture capital funds	894	696	198
Other investments	8	(8)	16

Transaction net gains (losses)	9,288	(2,463)	11,751

Equity in earnings (losses) of closed-end preferred stock mutual funds	3,276	(5,259)	8,535
Equity in venture capital funds	1,666	(880)	2,546

Net realized investment gains (losses)	$12,291	$(8,602)	$20,893

      The increase in net realized gains in the quarter ended 2005 versus the quarter ended 2004 was due in great part to the strong performance of the bond market as 10-year yields fell from 4.5% on March 31 of 2005 to 3.9% on June 30 of 2005. During the same period in 2004, 10-year yields rose from 4.6% to 4.9%. This year we used the significant rally in long term bonds to realize gains while shortening overall portfolio duration.

Net realized investment gains (losses) for the six months ended June 30, 2005 and 2004 follow:

	2005	2004	Change

Other-than-temporary impairment losses:
Fixed maturity securities	$ (159)	$ (1,565)	$ 1,406
Equity securities	(3,804)	(203)	(3,601)

Total other-than-temporary impairment losses	(3,963)	(1,768)	(2,195)

Transaction net gains (losses):
Fixed maturity securities	18,016	3,270	14,746
Equity securities	1,971	12,182	(10,211)
Venture capital funds	1,122	696	426
Other investments	330	(196)	526

Transaction net gains	21,439	15,952	5,487

Equity in earnings (losses) of closed-end preferred stock mutual funds	2,641	(3,146)	5,787
Equity in venture capital funds	487	819	(332)

Net realized investment gains	$20,604	$11,857	$ 8,747

      The improvement in net realized investment gains during the six months ended June 30, 2005 was principally due to strong bond market performance and stronger performance in our closed-end preferred stock mutual fund which we account for under the equity method of accounting. Our bond market realized gains came from a number of different sectors and were a result of both favorable interest rates during certain parts of the period as well as strong performance in certain industry specific and security specific investments.


Unrealized Investment Losses

Gross unrealized losses on our equity and fixed maturity securities at June 30, 2005 by duration of unrealized loss follow:

		0-6	7-12	13-24	Over 24
	Total	Months	Months	Months	Months

Total equity and fixed maturity securities:
Number of positions	268	136	95	30	7

Total fair value	$1,183,413	$680,243	$372,146	$125,938	$5,086
Total amortized cost	1,200,637	688,822	378,356	128,345	5,114

Unrealized loss	$ (17,224)	$ (8,579)	$ (6,210)	$ (2,407)	$ (28)

Unrealized loss percentage to fair value	1.5%	1.3%	1.7%	1.9%	0.6%

Equity securities:
Number of positions	64	44	13	3	4

Total fair value	$ 251,310	$202,750	$ 43,770	$ 628	$4,162
Total cost	256,017	206,101	45,046	684	4,186

Unrealized loss	$ (4,707)	$ (3,351)	$ (1,276)	$ (56)	$ (24)

Unrealized loss percentage to fair value	1.9%	1.7%	2.9%	8.9%	0.6%

Total fixed maturity securities:
Number of positions	204	92	82	27	3

Total fair value	$ 932,103	$477,493	$328,376	$125,310	$ 924
Total amortized cost	944,620	482,721	333,310	127,661	928

Unrealized loss	$ (12,517)	$ (5,228)	$ (4,934)	$ (2,351)	$ (4)

Unrealized loss percentage to fair value	1.3%	1.1%	1.5%	1.9%	0.4%

      We determined that the impairments of the securities represented in the above gross unrealized loss table are temporary, based on a review of the credit quality, duration and severity of the unrealized losses for our impaired securities. Gross unrealized losses for equity and fixed maturity securities have increased from $14,340 at December 31, 2004 primarily due to general market conditions. We currently intend to hold to recovery or maturity all of our temporarily impaired equity and fixed maturity securities, respectively.

Policy Acquisition Costs

      Year-to-date policy acquisition costs increased $21,627, or 11.4%, over the same period a year ago. The increase is primarily due to increases in commissions and agents' profit sharing, offset by an increase in ceded reinsurance commissions. Year-to-date 2005 commissions increased $8,053, or 6.6%, over the same period last year. This increase was due to an increase in direct written premium coupled with a slight increase in the Massachusetts 2005 policy year mandated personal automobile commission rates. Year-to-date 2005 agents' profit sharing increased $22,139, or 135.4%, over the same period last year. This increase resulted from substantially better underwriting results for the first six months of 2005 versus the first six months of 2004. These increases were offset by an increase in ceded reinsurance commissions of $9,880, or 30.0%, for the first six months of 2005 as compared to the same period in 2004. This change resulted primarily from a $7,114, or 35.5%, increase in ceded commissions related to the quota share agreement. The primary reasons for the increase were an increase in homeowners direct written premium, coupled with an increase in the participation percentage of the quota share agreement at July 1, 2004 from 65% to 70%, and significantly better other-than-automobile loss results, which had a favorable impact on the sliding scale commission percentage due the company as compared to the same period last year.


Financial Condition

      Our stockholders' equity per share increased 8.8% from $33.50 at December 31, 2004 to $36.44 at June 30, 2005, after dividends paid of $0.71 per share. The market and equity value of our total investments increased 3.5% due to our investing cash from operating and investing activities, partially offset by unrealized losses. Since December 31, 2004, the ratio of our total liabilities to stockholders' equity improved 12.8 percentage points primarily due to net earnings for the six months ended June 30, 2005, partially offset by an 11.1% increase in unearned premiums.

      The increase in unearned premiums was primarily due to an increase in personal automobile written premiums coupled with the seasonality of the policy effective dates. The total amount of a policy's premium is recorded as written premium on the first day on which the policy is effective; however, the policy premium is earned ratably over the ensuing year.

Liabilities for unpaid losses and loss adjustment expenses at June 30, 2005 and December 31, 2004 follow:

	June 30,	December 31,
	2005	2004

Net voluntary unpaid losses and LAE	$ 793,661	$783,159
Voluntary salvage and subrogation recoverable	(97,080)	(97,218)
Assumed unpaid loss and LAE reserves from CAR	174,081	167,502
Assumed salvage and subrogation recoverable from CAR	(23,317)	(23,317)

Total voluntary and assumed unpaid loss and LAE reserves	847,345	830,126
Adjustment for ceded unpaid loss and LAE reserves	177,697	169,134
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid losses and LAE	$1,016,042	$990,260

      Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. Our twelve-month rolling net premiums written to statutory surplus ratio was 1.26 to 1.00 for the period ended June 30, 2005 and 1.46 to 1.00 for the period ended June 30, 2004.

      Effective July 1, 2004, we entered into a 70% quota-share agreement for one year with modified terms. This program covers all non-automobile property and liability business, except umbrella policies. This program was extended another year, effective July 1, 2005, with the primary change in terms being an increase in the quota share rate to 75%. Under the terms of the 75% agreement effective July 1, 2005, in the event of a catastrophe, recovery is limited to 75% of the loss with a maximum recovery estimated at $337,500, equating to a total loss to us of $450,000. There are several limitations in the contract regarding losses related to nuclear, chemical, and biological terrorist events. Our maximum loss recovery in case of these types of events is estimated at $28,000. Our estimated total probable maximum loss, before reinsurance, on our other than automobile business for 100 and 250-year hurricanes is approximately $280,000 and $519,000, respectively. We derived our estimates through the services of Holborn Reinsurance Company on our October 31, 2004 other-than-automobile exposures, which utilized the RMS (Risk Management Solutions) risk assessment system. We believe that most property and casualty insurance companies establish their catastrophe reinsurance programs between the 100-year and 250-year storm estimates.

      Our insurance subsidiaries are required to participate in various Property Insurance Underwriting Associations, the most significant of which is the Fair Access to Insurance Requirements Plan (FAIR Plan) in Massachusetts. The federal government reinsures those insurers participating in FAIR Plans against losses sustained from riots and civil disorders. The Massachusetts FAIR Plan has coastal exposures which could be significant and could result in losses which could be material to the FAIR Plan and participating insurance companies. The Massachusetts FAIR Plan does not purchase catastrophe reinsurance; consequently, we have exposure from our proportionate share of catastrophic events.

      Effective July 1, 2005, we have a one-year Catastrophe Treaty for our exposure to FAIR Plan losses in excess of $100,000 up to a total FAIR Plan loss of $1,000,000 (gross). We have purchased 6% of this treaty, which will afford us recovery of $54,000 excess of a $6,000 retention, if the FAIR Plan should suffer a $1,000,000 or greater loss. The estimated 250-year probable maximum loss for the FAIR plan is approximately $1,000,000.


Liquidity and Capital Resources

      The primary sources of our liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments. The primary uses of our liquidity are payment of policy claims, operating costs, interest on our senior notes, and payment of dividends to our stockholders.

      In April 2005, Commerce's application to become a member of the Federal Home Loan Bank of Boston was accepted. The FHLB of Boston, which is one of 12 regional FHLBs, serves as a reserve or central bank for its members within its assigned region. The FHLB of Boston makes loans, which are referred to as advances, to members in accordance with policies and procedures established by its board of directors. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB of Boston to Commerce require Board of Director approval and would be required to be fully secured by sufficient collateral as determined by the FHLB of Boston. Our borrowing capacity is based on the composition of our investment portfolio and its related market values. Consequently, our borrowing capacity changes as our portfolio changes both in composition and value. We have not borrowed from the FHLB of Boston and have no current plans to do so.

      We have several technology based projects either in development or expected to be in development within the next 18 months. We anticipate expending for these projects approximately $5,400 during the second and third quarters of 2005 and approximately $1,100 after this year.

      We paid significantly more for agent profit sharing in 2005 than we paid in 2004. We paid approximately $18,000 for agent profit sharing in 2004. Due to our excellent underwriting results during 2004, we paid approximately $40,000 in the second quarter of 2005, which we had accrued at December 31, 2004. We estimate paying at least the same amount for agent profit sharing in 2006 as we paid in 2005, subject to our agents' underwriting results in 2005.

Investment Strategy and Interest Rate Risk

      Our investment strategy emphasizes after-tax investment yield while maintaining overall investment quality. The primary focus of our investment objectives continues to be maximizing after-tax investment income through investing primarily in high-quality diversified fixed income investments structured to maximize after-tax investment income while minimizing risk. We generally invest in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. When the appropriate opportunity arises, we will recognize investment gains to increase after-tax total return. We held no derivatives, emerging market securities or hedge funds at June 30, 2005 and December 31, 2004.

Interest Rate Sensitivity

      Our investments include positions in fixed maturity, equity, short-term and cash equivalents markets. Therefore, we are exposed to the impacts of interest rate changes in the market value of investments. We estimated our exposure to interest rate changes and equity price risk at June 30, 2005 using sensitivity analysis. The interest rate impact is the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks.

      Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. The following table summarized our interest rate risk, based on the results of the sensitivity analysis at June 30, 2005.

	Estimated Market
	Value of Fixed	Estimated
	Income and	Increase	Hypothetical Percentage
	Preferred Stock	(Decrease) in	Increase (Decrease) in
Hypothetical Change in Interest Rates	Investments	Market Value	Stockholders' Equity (1)

200 basis point increase	$2,151,788	$(185,679)	(9.9)%
100 basis point increase	2,247,023	(90,444)	(4.8)%
No change	2,337,467	-	-
100 basis point decrease	2,422,148	84,681	4.5%
200 basis point decrease	2,502,208	164,741	8.7%

________________
(1) Net of income taxes at an assumed rate of 35%.


      Our fixed income portfolio's weighted average duration (which includes all fixed maturities and preferred stocks) as of December 31, 2004 was 5.6 years. The "duration" of a security is the time-weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates. The duration reflects industry prepayment assumptions. The analytic systems we used to calculate the above duration data utilize optional call dates, sinking fund requirements and assume a non-static prepayment pattern in deriving these averages. As of June 30, 2005, our weighted average duration has declined to 4.1 years from 5.8 years at June 30, 2004 primarily as a result of sales of securities during the quarter with proceeds invested in shorter duration securities.

Forward-Looking Statements

      This quarterly report may contain statements that are not historical fact and constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipates," "estimates," "plans," "projects," "continuing," "ongoing," "expects," "may," "should," "management believes," "we believe," "we intend," and similar words or phrases. These statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. All forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this quarterly report and in our recently filed quarterly and annual reports on Forms 10-Q and 10-K, and other documents filed with the SEC. Among the key factors that could cause actual results to differ materially from forward-looking statements are:

*	the possibility of severe weather and adverse catastrophic experiences;

*	adverse trends in claim severity or frequency;

*	adverse state and federal regulations and legislation;

*	adverse judicial decisions;

*	adverse changes to the laws, regulations and rules governing the residual market system in Massachusetts;

*	interest rate risk;

*	rate making decisions for private passenger automobile policies in Massachusetts;

*	potential rate filings;

*	heightened competition;

*	concentration of business within Massachusetts;

*	termination of Commerce's affinity relationship with AAA Clubs of Massachusetts;

*	market disruption in Massachusetts, if competitors exited the market or become insolvent;

*	termination of American Commerce's relationship with one or more large AAA clubs;

*	dependence on our executive officers; and,

*	the economic, market or regulatory conditions and risks associated with entry into new markets and diversification.

      You should not place undue reliance on any forward-looking statement. The risk factors referred to above and those included in Part I, Item I of our Form 10-K for 2004, as well as those elsewhere in this quarterly report, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict


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

Part II - Other Information

Item 1. Legal Procedings

CAR Regulatory Reform

      As disclosed in our Form 10-Q filed for the period ended March 31, 2005, we had previously filed an action in Suffolk Superior Court asking the Court to determine whether the Final Reform Proposal approved by the Massachusetts Commissioner of Insurance on December 31, 2004, was consistent with Massachusetts law.

      On June 20, 2005, the Court ruled that the Commissioner did not have the statutory authority to issue the Final Reform Proposal. The Court's ruling annuls the Commissioner's order, vacates the Final Reform Proposal, and establishes that an assigned risk plan cannot be created without the approval of the Massachusetts Legislature. We cannot determine if the Commissioner will appeal within the allowed 60-day period.

      Also as disclosed in our March 31, 2005 Form 10-Q, the Commissioner has not yet established 2005 values for CAR Rules 11 and 12, which adjust a company's market share to determine its ultimate participation in the results of the 2005 CAR deficit. In light of the Court's decision, the Massachusetts Division of Insurance set July 29, 2005 as the deadline for submission of briefs and additional testimony on the values for CAR Rules 11 and 12. The final 2005 Rules 11 and 12 values will impact the size of our participation ratio, the financial costs and benefits of retaining and ceding risks, and the size of the 2005 CAR deficit, especially if carriers are permitted to retroactively reverse their previously made 2005 voluntary versus cede decisions. As such, and until such time as these values are determined, we will continue to utilize our market share as the estimate of our participation in the 2005 CAR deficit.

AAA Arizona

      In AAA Arizona, Inc. v. American Commerce Insurance Company (United States District Court for the District of Arizona), originally filed on May 16, 2005, AAA Arizona alleges, among other claims, that American Commerce has violated its contract with AAA Arizona by failing to pay approximately $1.7 million in profit sharing that AAA Arizona claims to have earned during 2004. AAA Arizona also alleges that American Commerce is interfering with AAA Arizona's


relationship with policyholders. AAA Arizona seeks an order from the court and an award of actual and consequential damages. American Commerce intends to vigorously defend this action, unless a reasonable settlement appears appropriate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      In November 2001, our Board of Directors authorized a stock buy-back program to purchase up to 2,000,000 shares of our common stock. During the three months ended June 30, 2005, we did not acquire any of our common stock. There are 858,300 shares that may yet be purchased under our repurchase plan.

Item 4. Submission of Matters to a Vote of Security Holders

      On May 20, 2005, at our Annual Meeting of stockholders, the number of directors was reduced from 17 to 16 due to the death of an incumbent director. The slate of directors, as presented in the Proxy Statement for the Annual Meeting, except for Mr. Howland, was approved. The votes as tabulated by EquiServe Trust Company follow:

		Total Vote
	Total Vote for	Withheld from
	Each Director	Each Director

Randall V. Becker	29,539,194	972,905
Joseph A. Borski, Jr.	28,269,973	2,242,126
Eric G. Butler	28,396,657	2,115,442
Henry J. Camosse	28,620,792	1,891,307
Gerald Fels	28,026,555	2,485,544
David R. Grenon	28,572,126	1,939,973
Robert W. Harris	28,618,691	1,893,408
Robert S. Howland(a)	28,623,315	1,888,784
John J. Kunkel	28,619,416	1,892,683
Raymond J. Lauring	28,384,300	2,127,799
Normand R. Marois	28,626,617	1,885,482
Suryakant M. Patel	28,033,521	2,478,578
Arthur J. Remillard, Jr.	28,335,659	2,176,440
Arthur J. Remillard, III	28,308,639	2,203,460
Regan P. Remillard	28,305,519	2,206,580
Gurbachan Singh	28,591,739	1,920,360
John W. Spillane	28,380,616	2,131,483

(a) Robert S. Howland passed away on May 1, 2005, subsequent to the distribution of the Proxy Statement for the Annual Meeting.

Item 5. Other Information.

      A summary of the compensation of our directors and the directors of our subsidiaries for their applicable service as directors for 2004 was disclosed in our Proxy Statement which was filed with the SEC on April 15, 2005. Exhibit 10.34 of this Form 10-Q sets forth the new compensation that the Company has agreed to pay the directors for their service as directors for 2005.

      A summary of the annual, long-term and other compensation of our Chief Executive Officer and our other four most highly compensated executive officers (the named executive officers) who were serving as executive officers at December 31, 2004 was disclosed in our Proxy Statement which was filed with the SEC on April 15, 2005. Exhibit 10.35 of this Form 10-Q sets forth the new salaries that the Company has agreed to pay the named executive officers and the new bonuses that the named executive officers are eligible to receive beginning in 2005.

      In May 2005, the Compensation Committee of the Board of Directors authorized, under the 2002 Incentive Compensation Plan, the grant of Incentive Awards to officers and directors in lieu of book value awards which were granted in the past. The 2005 Incentive Award Agreement is substantially the same as the previously granted Book Value Award Agreement. Exhibit 10.36 of this Form 10-Q sets forth a form of this Incentive Award Agreement.


Item 6. Exhibits

Exhibits:

10.34	The Commerce Group, Inc. Summary of Director Compensation

10.35	The Commerce Group, Inc. Named Executive Officer Salaries and Bonuses

10.36	Form of 2005 Incentive Award Agreement

31.1	CEO Certification Statements under Section 302 of The Sarbanes-Oxley Act of 2002

31.2	CFO Certification Statements under Section 302 of The Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification Statements under Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMERCE GROUP, INC.

/s/ Randall V. Becker

Randall V. Becker
Treasurer and Chief Accounting Officer
Dated: August 2, 2005
