Form 10-Q
period 2005-09-30
COMMERCE GROUP INC /MA
filed 2005-11-03
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) . Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) . Yes No X

As of September 30, 2005, the number of shares outstanding of the Registrant's common stock (excluding Treasury Shares) was 33,653,202.


The Commerce Group, Inc.

Table of Contents

Part I - Financial Information

Item 1.	Financial Statements	Page No.

Consolidated Balance Sheet at September 30, 2005 (Unaudited) and December 31, 2004		3

Consolidated Statement of Earnings and Comprehensive Income for the Three and Nine
Months ended September 30, 2005 and 2004 (Unaudited)		4
Consolidated Statement of Cash Flows and Reconciliation of Net Earnings to Cash from
Operating Activities for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)		5
Notes to Unaudited Consolidated Financial Statements		6

Item 2.	Management's Discussion and Analysis of Results of Operations and
	Financial Condition

Business Overview		13
Results of Operations		16
Financial Condition		21
Forward-Looking Statements		23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

Part II - Other Information

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	25

Signature		26


Part I - Financial Information

Item 1. Financial Statements

The Commerce Group, Inc. and Subsidiaries
Consolidated Balance Sheet
September 30, 2005 and December 31, 2004
(Thousands of Dollars)

	2005	2004

ASSETS	(Unaudited)

Investments:
Fixed maturities, at market (amortized cost: $1,996,018 and $1,674,849)	$1,991,574	$1,692,523
Preferred stocks, at market (cost: $446,263 and $421,247)	446,036	422,344
Common stocks, at market (cost: $115,374 and $74,865)	116,776	81,433
Preferred stock mutual funds, at equity (cost: $63,324 and $54,653)	71,330	61,429
Mortgage loans on real estate and collateral notes receivable (less allowance
for possible loan losses of $388 and $372)	17,296	14,735
Cash and cash equivalents	27,662	220,988
Other investments, at equity (cost: $46,264 and $48,588)	29,090	34,281

Total investments	2,699,764	2,527,733
Accrued investment income	22,076	18,643
Premiums receivable (less allowance for doubtful receivables of $2,254)	508,192	457,928
Deferred policy acquisition costs	185,195	163,645
Property and equipment, net of accumulated depreciation	59,397	53,757
Residual market receivable	202,865	193,618
Due from reinsurers	145,832	133,328
Deferred income taxes	51,431	43,372
Current income taxes	6,517	--
Other assets	20,068	18,372

Total assets	$3,901,337	$3,610,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,000,997	$ 990,260
Unearned premiums	1,002,710	902,566
Bonds payable ($300,000 face less discount)	298,337	298,186
Current income taxes	-	5,115
Deferred income	9,845	9,906
Accrued agents' profit sharing	153,561	109,432
Other liabilities and accrued expenses	170,635	173,649

Total liabilities	2,636,085	2,489,114

Minority interest	5,742	5,126

Stockholders' equity:
Preferred stock, authorized 5,000,000 shares at $1.00 par value	--	--
Common stock, authorized 100,000,000 shares at $.50 par value, 40,915,773 and
40,728,715 shares issued	20,458	20,364
Paid-in capital	148,130	134,943
Net accumulated other comprehensive income (loss), net of income tax (benefit)
expense of $(902) and $8,833	(1,676)	16,403
Retained earnings	1,312,814	1,169,009

Total stockholders' equity before treasury stock	1,479,726	1,340,719
Treasury stock, 7,262,571 and 7,405,966 shares, at cost	(220,216)	(224,563)

Total stockholders' equity	1,259,510	1,116,156

Total liabilities, minority interest and stockholders' equity	$3,901,337	$3,610,396

The accompanying notes are an integral part of these consolidated financial statements.


The Commerce Group, Inc. and Subsidiaries
Consolidated Statement of Earnings and Comprehensive Income
Three and Nine Months Ended September 30, 2005 and 2004
(Thousands of Dollars, Except Per Share Data)
(Unaudited)

	Three Months		Nine Months

	2005	2004	2005	2004

Revenues:
Direct premiums written	$479,076	$466,612	$1,470,088	$1,433,185
Assumed premiums	18,435	24,799	107,679	102,369
Ceded premiums	(76,084)	(75,239)	(211,347)	(195,949)

Net premiums written	421,427	416,172	1,366,420	1,339,605
Decrease (increase) in unearned premiums	6,870	(2,421)	(87,129)	(125,775)

Earned premiums	428,297	413,751	1,279,291	1,213,830
Net investment income	30,040	30,021	90,360	85,730
Premium finance and service fees	7,210	7,312	21,455	21,377
Net realized investment gains (losses)	196	(2,247)	20,800	9,610
Other income (loss)	(11)	2	4	115

Total revenues	465,732	448,839	1,411,910	1,330,662

Expenses:
Losses and loss adjustment expenses	240,279	237,918	790,174	796,606
Policy acquisition costs	134,715	128,457	346,766	318,881
Interest expense and amortization of bond fees	4,584	4,608	13,711	13,703

Total expenses	379,578	370,983	1,150,651	1,129,190

Earnings before income taxes and minority interest	86,154	77,856	261,259	201,472
Income taxes	26,084	23,329	80,146	58,233

Earnings before minority interest	60,070	54,527	181,113	143,239
Minority interest in net earnings of subsidiary	(240)	(213)	(683)	(495)

Net earnings	$ 59,830	$ 54,314	$ 180,430	$ 142,744

Comprehensive income	$ 45,029	$ 87,923	$ 162,351	$ 125,449

Net earnings per common share:
Basic	$ 1.78	$ 1.65	$ 5.38	$ 4.37

Diluted	$ 1.77	$ 1.64	$ 5.33	$ 4.35

Cash dividends paid per common share	$ 0.38	$ 0.33	$ 1.09	$ 0.98

Weighted average number of common shares
outstanding:
Basic	33,631,090	32,984,958	33,563,163	32,652,594

Diluted	33,875,796	33,196,077	33,843,042	32,808,858

The accompanying notes are an integral part of these consolidated financial statements.


The Commerce Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows and Reconciliation
of Net Earnings to Cash from Operating Activities
Nine Months Ended September 30, 2005 and 2004
(Thousands of Dollars)
(Unaudited)

	2005	2004

Operating activities:
Premiums collected	$ 1,291,764	$ 1,239,265
Net investment income received	87,809	81,498
Premium finance and service fees received	21,455	21,376
Losses and loss adjustment expenses paid	(770,488)	(736,973)
Policy acquisition costs paid	(312,555)	(302,675)
Federal income tax payments	(89,309)	(66,739)
Interest paid	(8,925)	(8,925)
Other income	4	115

Cash from operating activities	219,755	226,942

Investing activities:
Investment sales, repayments and maturities	1,449,859	1,624,655
Mortgage loans and collateral notes receipts	3,472	3,304
Investment purchases	(1,820,554)	(1,947,659)
Mortgage loans and collateral notes originated	(6,049)	(1,288)
Property and equipment purchases	(11,306)	(5,408)
Other investing activities	2,924	5,060

Cash for investing activities	(381,654)	(321,336)

Financing activities:
Dividends paid to stockholders	(36,625)	(32,056)
Capital stock issued	2,437	19,269
Outstanding checks payable	2,761	(679)
Bond issue costs	-	(457)

Cash for financing activities	(31,427)	(13,923)

Decrease in cash and cash equivalents	(193,326)	(108,317)
Cash and cash equivalents at beginning of period	220,988	215,541

Cash and cash equivalents at end of period	$ 27,662	$ 107,224

Reconciliation of net earnings to cash from operating activities:
Net earnings	$ 180,430	$ 142,744
Adjustments to reconcile net earnings to cash from operating activities:
Premiums receivable	(69,200)	(96,766)
Deferred policy acquisition costs	(21,550)	(21,950)
Residual market receivable	(9,248)	(21,326)
Due from reinsurers	(12,504)	(17,901)
Unpaid losses and loss adjustment expenses	10,737	55,518
Unearned premiums	100,144	148,517
Current income taxes	(11,632)	(18,246)
Deferred income taxes	2,469	2,355
Deferred income	(61)	2,591
Accrued agents' profit sharing	44,129	39,377
Net realized investment gains	(20,800)	(9,610)
Stock option exercises	15,191	20,539
Other - net	11,650	1,100

Cash from operating activities	$ 219,755	$ 226,942

The accompanying notes are an integral part of these consolidated financial statements.


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

      Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim period. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. We usually experience greater claim losses in the first quarter of the year than during the other quarters of the year due to the winter weather. These unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2004.

2. Stock-Based Compensation

      Pro forma net earnings as if we had applied the fair value method of accounting for our stock-based compensation plans accounted for under the intrinsic value method for the nine months ended September 30, 2004 is $142,292. Pro forma diluted and basic earnings per share under this assumption are $4.34 and $4.36, respectively, for the nine months ended September 30, 2004. There is no related pro forma effect for the three and nine month periods ended September 30, 2005. All awards accounted for under the intrinsic value method were earned as of the end of the first quarter of 2004; therefore, no additional expense was required after the first quarter of 2004.

3. Comprehensive Income

Our comprehensive income for the three and nine months ended September 30, 2005 and 2004 follows:

	Three Months		Nine Months

	2005	2004	2005	2004

Net earnings
Other comprehensive income, net of taxes:	$ 59,830	$54,314	$180,430	$142,744

Change in unrealized gains (losses)(a)	(14,263)	39,129	(10,741)	2,465
Reclassification adjustment(b)	(538)	(5,520)	(7,338)	(19,760)

Other comprehensive income (loss)	(14,801)	33,609	(18,079)	(17,295)

Comprehensive income	$ 45,029	$87,923	$162,351	$125,449

___________________
a.

Unrealized gains (losses) are net of income tax expenses (benefits) of $(7,680) and $21,024 for the three months ended 2005 and 2004, respectively, and $(5,784) and $1,325 for the nine months ended 2005 and 2004, respectively.

b.

Reclassification adjustments are net of income tax benefits of $(289) and $(2,972) for the three months ended 2005 and 2004, respectively, and $(3,951) and $(10,640) for the nine months ended 2005 and 2004, respectively


4. Earnings Per Share (EPS)

      Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding adjusted by the number of additional common shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of common shares we could have purchased from the proceeds of the potentially dilutive shares. Our only dilutive instruments are stock options outstanding. We had 2,415,463 and 3,302,578 stock options outstanding at September 30, 2005 and 2004, respectively. Our outstanding stock options at September 30, 2005 consisted of 11,288 stock options which were granted to our employees under our Incentive Compensation Plan; the remainder of the total outstanding stock options at September 30, 2005 consisted of American Commerce agents' options. Basic and diluted EPS for the three and nine months ended September 30, 2005 and 2004 follow:

	Three Months		Nine Months

	2005	2004	2005	2004

Net earnings for basic and diluted EPS	$59,830	$54,314	$180,430	$142,744

Common share information:
Average shares outstanding for basic EPS	33,631,090	32,984,958	33,563,163	32,652,594
Dilutive effect of stock options	244,706	211,119	279,879	156,264

Average shares outstanding for dilutive EPS	33,875,796	33,196,077	33,843,042	32,808,858

Basic EPS	$ 1.78	$ 1.65	$ 5.38	$ 4.37

Diluted EPS	$ 1.77	$ 1.64	$ 5.33	$ 4.35

      Diluted EPS excludes stock options with exercise prices greater than the average market price of our common stock during the periods, because their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2005, there were 400,000 anti-dilutive options. There were 1,100,000 anti-dilutive options for the three and nine months ended September 30, 2004.

5. Realized and Unrealized Investment Gains and Losses

Realized Investment Gains and Losses

Net realized investment gains (losses) for the three and nine months ended September 30, 2005 and 2004 follow:

	Three Months		Nine Months

	2005	2004	2005	2004

Other-than-temporary impairment losses:
Fixed maturity securities	$ (146)	$(12,399)	$ (305)	$(13,964)
Equity securities	(743)	--	(4,547)	(203)

Total other-than-temporary impairment losses	(889)	(12,399)	(4,852)	(14,167)

Transaction net gains (losses):
Fixed maturity securities	1,882	(635)	19,899	2,636
Equity securities	1,123	4,383	3,093	16,565
Venture capital funds	3,445	-	4,567	696
Other investments	(726)	(7)	(396)	(204)

Transaction net gains	5,724	3,741	27,163	19,693

Equity in earnings (losses) of closed-end
preferred stock mutual fund	(1,411)	3,153	1,230	7
Equity in venture capital funds	(3,228)	3,258	(2,741)	4,077

Net realized investment gains (losses)	$ 196	$ (2,247)	$20,800	$ 9,610


Unrealized Investment Gains and Losses

The change in net unrealized gain (loss) on our fixed maturity and equity securities, excluding the impact of minority interest, from December 31, 2004 to September 30, 2005 follows:

	September 30,	December 31,
	2005	2004	Change

Net unrealized gain (loss):
Fixed maturity securities	$(3,751)	$17,674	$(21,425)
Equity securities	1,174	7,665	(6,491)

Net unrealized gain (loss)	$(2,577)	$25,339	$(27,916)

Gross unrealized losses on our equity and fixed maturity securities at September 30, 2005 by duration of unrealized loss follow:

		0-6	7-12	13-24	Over 24
	Total	Months	Months	Months	Months

Total equity and fixed maturity securities:
Number of positions	400	236	122	38	4

Total fair value	$1,735,811	$1,117,247	$481,658	$130,391	$6,515
Total amortized cost	1,762,819	1,131,004	491,627	133,570	6,618

Unrealized loss	$ (27,008)	$ (13,757)	$ (9,969)	$ (3,179)	$ (103)

Unrealized loss percentage to fair value	1.6%	1.2%	2.1%	2.4%	1.6%

Equity securities:
Number of positions	56	37	16	2	1

Total fair value	$ 261,971	$ 214,664	$ 46,437	$ 4	$ 866
Total cost	267,609	219,256	47,473	5	875

Unrealized loss	$ (5,638)	$ (4,592)	$ (1,036)	$ (1)	$ (9)

Unrealized loss percentage to fair value	2.2%	2.1%	2.2%	2.5%	1.0%

Total fixed maturity securities:
Number of positions	344	199	106	36	3

Total fair value	$1,473,840	$ 902,583	$435,221	$130,387	$5,649
Total amortized cost	1,495,210	911,748	444,154	133,565	5,743

Unrealized loss	$ (21,370)	$ (9,165)	$ (8,933)	$ (3,178)	$ (94)

Unrealized loss percentage to fair value	1.4%	1.0%	2.1%	2.4%	1.7%

      We determined that the impairments of the securities represented in the above gross unrealized loss table are temporary, based on a review of the credit quality, duration and severity of the unrealized losses for our impaired securities. Gross unrealized losses for equity and fixed maturity securities have increased from $14,340 at December 31, 2004 primarily due to general market conditions in a rising interest rate environment. We currently intend to hold to recovery or maturity all of our temporarily impaired equity and fixed maturity securities, respectively.


6. Unpaid Losses and LAE

Liabilities for unpaid losses and loss adjustment expenses at September 30, 2005 and December 31, 2004 follow:

	September 30,	December 31,
	2005	2004

Net voluntary unpaid losses and LAE	$ 795,569	$783,159
Voluntary salvage and subrogation recoverable	(95,381)	(97,218)
Assumed unpaid losses and LAE reserves from CAR(a)	161,319	167,502
Assumed salvage and subrogation recoverable from CAR	(23,317)	(23,317)

Total voluntary and assumed unpaid losses and LAE reserves	838,190	830,126
Adjustment for ceded unpaid losses and LAE reserves	171,807	169,134
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid losses and LAE	$1,000,997	$990,260

___________________
(a)	Commonwealth Automobile Reinsurers

7. Bonds Payable

      On December 9, 2003, we issued $300,000 face value of senior unsecured and unsubordinated debt (the Senior Notes) which matures December 9, 2013. The Senior Notes were issued at 99.3% to yield 6.04%, and bear a coupon interest rate of 5.95%, payable semi-annually on June 9 and December 9 beginning 2004. The fair market value of the Senior Notes at September 30, 2005 was estimated to be $304,317.

8. Ceded Reinsurance Recoverable

      Ceded reinsurance recoverable amounts, which include amounts ceded to CAR and other unaffiliated reinsurers, are included in unpaid losses and loss adjustment expenses and unearned premiums. At September 30, 2005 and December 31, 2004, $162,807 and $160,134 were included in unpaid losses and loss adjustment expense amounts, respectively. At September 30, 2005 and December 31, 2004, $144,655 and $131,639 were included in the unearned premium liability amounts, respectively.

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

10. Contingencies Related to Our Business in Massachusetts

      Member companies of CAR have joint and several liabilities for the obligations of CAR, the Massachusetts-mandated personal automobile reinsurance mechanism that enables us and other Servicing Carriers to reinsure in CAR any risk. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of September 30, 2005, we were not aware of any CAR member company which has failed to meet its obligations.


CAR Regulatory Reform

      As disclosed in our Form 10-Q filed for the period ended June 30, 2005, we had previously filed an action in Suffolk Superior Court asking the Court to determine whether the Final Reform Proposal approved by the Massachusetts Commissioner of Insurance on December 31, 2004 was consistent with Massachusetts law. On June 20, 2005, the Court ruled that the Commissioner did not have the statutory authority to issue the Final Reform Proposal. The Court's ruling annuls the Commissioner's order, vacates the Final Reform Proposal, and establishes that an assigned risk plan cannot be created without the approval of the Massachusetts Legislature. The Commissioner filed a Notice of Appeal with the Court on August 19, 2005. On October 26, 2005, this case was accepted for Direct Appellate Review by the Supreme Judicial Court. Neither a briefing schedule nor a hearing date has been established for the appeal. We cannot predict the result of the Commissioner's appeal.

      Also as previously disclosed, the Commissioner had not established 2005 values for CAR Rules 11 and 12 as of the filing of our Form 10-Q for June 30, 2005. The values adjust a company's market share to determine its ultimate participation in the results of the 2005 CAR deficit. We used our market share of 29.6% as the estimate of our participation in the 2005 CAR deficit for the six months ended June 30, 2005. On October 5, 2005, CAR sent out a correspondence relating to CAR Rules of Operations 11 and 12. The correspondence stated that the proposed amendment to Rule 11 would provide that the existing private passenger K-factor value of 4.0 for all ceded business be extended to policy year 2005. The correspondence also provided the Rule 12 Credit Matrix indications. These proposed values for Rules 11 and 12 must be acted upon by the Commissioner within 30 days. If the Commissioner does not act, the proposed values will become final. With this information, we were able to estimate our 2005 participation ratio for CAR to be 25.4%. The utilization of the 25.4% participation ratio in place of our previously utilized market share percentage of 29.6% resulted in an approximately $3,201 pre-tax positive impact related to our financial results reported for the six months ended June 30, 2005. This impact is included in our results for the three and nine months ended September 30, 2005.

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

AAA Arizona

      As disclosed in our Form 10-Q for the period ended June 30, 2005, in AAA Arizona, Inc. v. American Commerce Insurance Company (United States District Court for the District of Arizona), originally filed on May 16, 2005, AAA Arizona alleges, among other claims, that American Commerce has violated its contract with AAA Arizona by failing to pay approximately $1.7 million in profit sharing that AAA Arizona claims to have earned during 2004. AAA Arizona also alleges that American Commerce is interfering with AAA Arizona's relationship with its members. AAA Arizona seeks an order from the court and an award of actual and consequential damages. We cannot estimate the amount of consequential damages as of September 30, 2005. American Commerce intends to vigorously defend this action, unless a reasonable settlement appears appropriate.

      In the third quarter of 2005, American Commerce filed a counterclaim against AAA Arizona, Inc. and a complaint against the President and Chief Executive Officer of AAA Arizona, Inc., who formerly served as a Director of American Commerce, alleging breach of fiduciary duties, civil conspiracy, breach of duty of good faith and fair dealing, and other claims relating to the business relationship between AAA Arizona, Inc. and a competitor of American Commerce.


12. Segments

Selected segment information for the three and nine months ended September 30, 2005 and 2004 follows. Earnings are before income taxes and include minority interest.

		Three Months		Nine Months

	Assets	Revenue	Earnings	Revenue	Earnings

2005:
Property and casualty insurance:
Massachusetts	$3,481,472	$410,399	$82,231	$1,238,895	$265,999
Other than Massachusetts	360,999	56,819	15,050	175,019	27,126
Real estate and commercial lending	17,726	674	674	965	965
Corporate and other	41,140	(2,160)	(12,041)	(2,969)	(33,514)

Consolidated	$3,901,337	$465,732	$85,914	$1,411,910	$260,576

2004:
Property and casualty insurance:
Massachusetts	$3,132,728	$388,620	$73,980	$1,149,414	$208,789
Other than Massachusetts	335,746	60,307	11,189	180,906	25,530
Real estate and commercial lending	29,461	202	202	602	602
Corporate and other	52,431	(290)	(7,728)	(260)	(33,944)

Consolidated	$3,550,366	$448,839	$77,643	$1,330,662	$200,977

Premium Results

Direct premiums written and earned for the three months ended September 30, 2005 and 2004 follow:

	2005	2004	$ Change	% Change

Massachusetts Direct Premiums Written:
Personal automobile	$345,100	$332,805	$12,295	3.7%
Commercial automobile	21,305	21,276	29	0.1%
Homeowners	40,551	36,349	4,202	11.6%
Other lines	10,382	10,266	116	1.1%

Massachusetts direct premiums written	417,338	400,696	16,642	4.2%

Other than Massachusetts Direct Premiums Written:
Personal automobile	46,946	51,390	(4,444)	(8.6)%
Commercial automobile	2,631	2,232	399	17.9%
Homeowners	11,841	11,991	(150)	(1.3)%
Other lines	320	303	17	5.6%

Other than Massachusetts direct premiums written	61,738	65,916	(4,178)	(6.3)%

Total direct premiums written	$479,076	$466,612	$12,464	2.7%

Massachusetts Direct Earned Premiums:
Personal automobile	$339,838	$321,693	$18,145	5.6%
Commercial automobile	23,978	23,905	73	0.3%
Homeowners	32,784	28,547	4,237	14.8%
Other lines	9,667	9,584	83	0.9%

Massachusetts direct earned premiums	406,267	383,729	22,538	5.9%

Other than Massachusetts Direct Earned Premiums:
Personal automobile	48,027	50,576	(2,549)	(5.0)%
Commercial automobile	2,473	2,240	233	10.4%
Homeowners	11,015	10,251	764	7.5%
Other lines	321	275	46	16.7%

Other than Massachusetts direct earned premiums	61,836	63,342	(1,506)	(2.4)%

Total direct earned premiums	$468,103	$447,071	$21,032	4.7%


Direct premiums written and earned for the nine months ended 2005 and 2004 follow:

	2005	2004	$ Change	% Change

Massachusetts Direct Premiums Written:
Personal automobile	$1,079,907	$1,047,026	$32,881	3.1%
Commercial automobile	72,100	73,513	(1,413)	(1.9)%
Homeowners	100,829	89,267	11,562	13.0%
Other lines	30,082	30,323	(241)	(0.8)%

Massachusetts direct premiums written	1,282,918	1,240,129	42,789	3.5%

Other than Massachusetts Direct Premiums Written:
Personal automobile	144,945	152,483	(7,538)	(4.9)%
Commercial automobile	7,737	6,938	799	11.5%
Homeowners	33,524	32,783	741	2.3%
Other lines	964	852	112	13.1%

Other than Massachusetts direct premiums written	187,170	193,056	(5,886)	(3.0)%

Total direct premiums written	$1,470,088	$1,433,185	$36,903	2.6%

Massachusetts Direct Earned Premiums:
Personal automobile	$1,001,434	$ 929,896	$71,538	7.7%
Commercial automobile	71,030	69,573	1,457	2.1%
Homeowners	94,602	81,388	13,214	16.2%
Other lines	29,145	27,927	1,218	4.4%

Massachusetts direct earned premiums	1,196,211	1,108,784	87,427	7.9%

Other than Massachusetts Direct Earned Premiums:
Personal automobile	145,530	150,620	(5,090)	(3.4)%
Commercial automobile	7,086	6,295	791	12.6%
Homeowners	32,297	29,028	3,269	11.3%
Other lines	933	787	146	18.6%

Other than Massachusetts direct earned premiums	185,846	186,730	(884)	(0.5)%

Total direct earned premiums	$1,382,057	$1,295,514	$86,543	6.7%

13. Significant Changes since December 31, 2004

Investments

Total investments increased $172,031, or 6.8%, since December 31, 2004. This was due to our investing proceeds from operating and investing activities, partially offset by unrealized losses.

Premiums Receivable

      Premiums receivable increased $50,264, or 11.0%, since December 31, 2004. The increase is primarily due to our premium growth and the timing of the payments received by December 31, 2004 for business with effective dates of 2005.

Unearned Premiums

      Unearned premiums increased $100,144, or 11.1%, since December 31, 2004. This was primarily due to an increase in personal automobile written premiums coupled with the seasonality of the policy effective dates. The total amount of a policy's premium is recorded as written premium on the first day the policy is effective; however, the policy premium is earned ratably over the ensuing year.

Accrued Agents' Profit Sharing

Accrued agents' profit sharing increased $44,129, or 40.3%, since December 31, 2004. The increase is a result of substantially better underwriting results in 2005.

14. Accounting Pronouncement

      In September 2005, the AICPA issued a new accounting pronouncement, Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This SOP provides guidance on accounting for deferred acquisition costs on internal replacements of


insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97. Internal replacements are modifications in product benefits, features, rights, or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The provisions of this SOP are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Financial statement application of this SOP is prospective and initial application would generally occur as of the beginning of the fiscal year. The impact that adoption of this SOP is expected to have on our future financial statements is not yet known or reasonably estimable. We are reviewing the provisions of this SOP to determine the expected impact.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Unless otherwise stated, "we," "our" or "us" means The Commerce Group, Inc. and its subsidiaries. "Commerce" refers to The Commerce Insurance Company, "Commerce West" refers to Commerce West Insurance Company, "American Commerce" refers to American Commerce Insurance Company, "Citation" refers to Citation Insurance Company, and "AHC" refers to ACIC Holding Co., Inc. In addition, unless otherwise stated, all references to "quarters ended" are for our fiscal quarter, beginning July 1 and ending September 30, and dollar amounts are in thousands, except per share data.

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

Business Overview

      We provide personal and commercial property and casualty insurance primarily in Massachusetts and in other states. Our core product lines are personal automobile, homeowners, and commercial automobile. We market our products exclusively through our network of independent agents in all states, except California where we use agents and brokers, and except Arizona as discussed in this report under "Other than Massachusetts Segment." Our primary business strategy is to focus on the personal automobile insurance market in Massachusetts and to grow and diversify by increasing the proportion of our business written in other states in which we currently have a significant presence, primarily from Commerce West and American Commerce.

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

      Massachusetts personal automobile insurance rates are set annually by the Commissioner. All companies writing personal automobile policies are required to use such mandated rates, unless they have received prior approval from the Commissioner to offer a lower rate. In establishing the classifications of risks and personal automobile rates for 2006, the Commissioner must consider numerous factors that are based upon data primarily for the 2004 calendar year supplemented by trending data from previous years. In addition, the Commissioner considers rates proposed by the Automobile Insurance


Bureau of Massachusetts (AIB), the State Rating Bureau of Massachusetts (SRB), and the Massachusetts Attorney General (AG). Each of these organizations has submitted its proposal for the 2006 rate. The Commissioner has not established the rate for 2006 personal automobile policies; however, we expect the Commissioner will reduce the rate from its current level, based on the industry's profitable underwriting results for calendar year 2004. The rate for 2006 will be effective for policies written from January 1, 2006 through March 31, 2007. The personal automobile policy rate changes proposed for policy years 2003 - 2006 contrasted with the state mandated average rate change for each year follows:

	2006	2005	2004	2003

Proposed rate changes by:
AIB	(0.1)%	9.2%	12.4%	7.0%
SRB	(7.6)%	1.0%	3 to 4%	2.0%
AG	(18.0)%	(6.2)%	0%	(5.7)%

Actual state mandated average rate change	Unknown	(1.7)%	2.5%	2.7%

The Commissioner is required by statute to announce the 2006 rate by December 15, 2005.

      In our Form 10-Q for the quarter ended June 30, 2005, we disclosed our anticipated liquidity needs for technology-based initiatives. One of our major initiatives will significantly improve the way in which we serve our agents and insureds at American Commerce, Commerce and Citation. American Commerce licensed and is implementing the Agency Port web portal for use by its club and agent partners. The implementation will provide automated underwriting and an easy-to-use web-enabled interface for quoting and servicing American Commerce products. We anticipate implementation in the first half of 2006.

Commonwealth Automobile Reinsurers

      A significant aspect of our automobile insurance business relates to our interaction with Commonwealth Automobile Reinsurers (CAR). CAR is a reinsurance mechanism mandated in Massachusetts, which enables us and the other participating servicing carriers to reinsure any automobile risk that the carriers perceive to be under-priced. Since its inception, CAR has annually generated significant underwriting losses, primarily in the personal automobile pool. All companies writing automobile insurance in Massachusetts share in the underwriting results of CAR business for their respective product line or lines.

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of September 30, 2005, we were not aware of any current CAR member company which failed to meet its obligations.

CAR Regulatory Reform

      As disclosed in our Form 10-Q filed for the period ended June 30, 2005, we had previously filed an action in Suffolk Superior Court asking the Court to determine whether the Final Reform Proposal approved by the Massachusetts Commissioner of Insurance on December 31, 2004, was consistent with Massachusetts law. On June 20, 2005, the Court ruled that the Commissioner did not have the statutory authority to issue the Final Reform Proposal. The Court's ruling annuls the Commissioner's order, vacates the Final Reform Proposal, and establishes that an assigned risk plan cannot be created without the approval of the Massachusetts Legislature. The Commissioner filed a Notice of Appeal with the Court on August 19, 2005. On October 26, 2005, this case was accepted for Direct Appellate Review by the Supreme Judicial Court. We cannot predict the result of the Commissioner's appeal.

      Also as previously disclosed, the Commissioner had not established 2005 values for CAR Rules 11 and 12 as of the filing of our Form 10-Q for June 30, 2005. The values adjust a company's market share to determine its ultimate participation in the results of the 2005 CAR deficit. We used our market share of 29.6% as the estimate of our participation in the 2005 CAR deficit for the six months ended June 30, 2005. On October 5, 2005, CAR sent out a correspondence relating to CAR Rules of Operations 11 and 12. The correspondence stated that the proposed amendment to Rule 11 would provide that the existing private passenger K-factor value of 4.0 for all ceded business be extended to policy year 2005. The correspondence also provided the Rule 12 Credit Matrix indications. These proposed values for Rules 11 and 12 must be acted upon by the Commissioner within 30 days. If the Commissioner does not act, the proposed values will become final. With this information, we were able to estimate our 2005 participation ratio for CAR to be 25.4%. The utilization of the 25.4% participation ratio in place of our previously utilized market share percentage of 29.6% resulted in an approximately


$3,201 pre-tax positive impact related to our financial results reported for the six months ended June 30, 2005. This impact is included in our results for the three and nine months ended September 30, 2005.

      On September 30, 2005, the Commissioner directed CAR to complete, within 60 days, a physical redistribution of Exclusive Representative Producers (ERPs) for the purpose of establishing parity in the quantity and quality of ERP exposures for all servicing carriers in Massachusetts. In addition, the Commissioner's order calls for CAR to expand its random selection methodology, as used to select the ERPs that will be redistributed when a Servicing Carrier secures ERP subscription relief, to assure that the redistribution process addresses both the quality and the quantity of the ERP exposures. ERPs are automobile insurance agencies in Massachusetts which are assigned by CAR to companies writing automobile insurance in Massachusetts, because they have not been able to receive a voluntary contract. We expect the redistribution of ERPs to result in a prospective increase in our overall direct loss ratio from ERPs. CAR is presently preparing to perform the loss ratio calculations that will be the basis for the redistribution of ERPs, which are to be announced by November 29, 2005. The redistribution is expected to become effective on January 1, 2006 for new business and March 1, 2006 for renewal business. We cannot reasonably estimate the degree to which our ERP loss ratio may change, as noted above, although the change could be material to our future financial results. We are closely monitoring the redistribution plan as it develops.

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


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

*

Investment Income. Investment income represents earnings on our investment portfolio. We rely on after-tax investment income as a significant source of net earnings since we generally seek to achieve a combined ratio (see below) of slightly less than 100%.

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

Results of Operations for the Periods Ended September 30, 2005 and 2004

Consolidated Results

Our key operating measures for the three and nine months ended September 30, 2005 and 2004 follow:

	Three Months		Nine Months

	2005	2004	2005	2004

Diluted earnings per share	$1.77	$1.64	$5.33	$4.35
Return on equity	4.9%	5.7%	16.2%	15.6%
Direct premiums written	$479.1	$466.6	$1,470.1	$1,433.2
Direct earned premiums	$468.1	$447.1	$1,382.1	$1,295.5
Net investment income	$30.0	$30.0	$90.4	$85.7

Loss and LAE ratio	56.1%	57.5%	61.8%	65.6%
Underwriting expense ratio	32.0%	31.1%	27.0%	25.4%

Combined ratio	88.1%	88.6%	88.8%	91.0%

      The increase in diluted earnings per share is primarily due to a decrease in our loss ratio partially offset by an increase in our underwriting expense ratio. Diluted EPS also benefited in 2005 from increases in net realized investment gains of $2,443 for the quarter and $11,190 year-to-date over the comparable 2004 periods. The primary reasons for the increase in our underwriting expense ratio are a significant increase in our agents' profit sharing expense, a slight increase


in 2005 policy year mandated personal automobile commission rates in Massachusetts, partially offset by an increase in reinsurance commissions on ceded business. The increase in agents' profit sharing expense is a result of substantially better underwriting results for the first nine months of 2005 versus the first nine months of 2004. The quarterly and year-to-date decrease in our loss and LAE ratio is due to:

1.	improved current year results and continued favorable prior years' loss development from CAR;

2.	an increase in average earned premium revenue per automobile;

3.	a decrease in the current year personal and commercial automobile bodily injury claim frequency, offset by less favorable voluntary loss reserve development.

The year-to-date decrease in our loss and LAE ratio was partially offset by an increase in the personal and commercial automobile physical damage claim frequency. The quarterly decrease in our loss and LAE ratio includes a decrease in the personal and commercial automobile physical damage claim frequency.

      The improved results from CAR since the third quarter of 2004 have primarily resulted from favorable loss development on the business assumed from CAR, coupled with better current year results. Favorable loss development occurs when actual loss payments are less than the estimated payments that are built into the loss reserves. Actuarial data provided by CAR indicates that this favorable development should continue through year end.

Premium Results

      We evaluate our performance and allocate resources based primarily on our property and casualty insurance segments, which represent nearly all of our total revenues. Direct premiums written and earned for the quarters ended September 30, 2005 and 2004 follow:

	2005	2004	$ Change	% Change

Massachusetts Direct Premiums Written:
Personal automobile	$345,100	$332,805	$12,295	3.7%
Commercial automobile	21,305	21,276	29	0.1%
Homeowners	40,551	36,349	4,202	11.6%
Other lines	10,382	10,266	116	1.1%

Massachusetts direct premiums written	417,338	400,696	16,642	4.2%

Other than Massachusetts Direct Premiums Written:
Personal automobile	46,946	51,390	(4,444)	(8.6)%
Commercial automobile	2,631	2,232	399	17.9%
Homeowners	11,841	11,991	(150)	(1.3)%
Other lines	320	303	17	5.6%

Other than Massachusetts direct premiums written	61,738	65,916	(4,178)	(6.3)%

Total direct premiums written	$479,076	$466,612	$12,464	2.7%

Massachusetts Direct Earned Premiums:
Personal automobile	$339,838	$321,693	$18,145	5.6%
Commercial automobile	23,978	23,905	73	0.3%
Homeowners	32,784	28,547	4,237	14.8%
Other lines	9,667	9,584	83	0.9%

Massachusetts direct earned premiums	406,267	383,729	22,538	5.9%

Other than Massachusetts Direct Earned Premiums:
Personal automobile	48,027	50,576	(2,549)	(5.0)%
Commercial automobile	2,473	2,240	233	10.4%
Homeowners	11,015	10,251	764	7.5%
Other lines	321	275	46	16.7%

Other than Massachusetts direct earned premiums	61,836	63,342	(1,506)	(2.4)%

Total direct earned premiums	$468,103	$447,071	$21,032	4.7%

Direct premiums written and earned for the nine months ended September 30, 2005 and 2004 follow:


	2005	2004	$ Change	% Change

Massachusetts Direct Premiums Written:
Personal automobile	$1,079,907	$1,047,026	$32,881	3.1%
Commercial automobile	72,100	73,513	(1,413)	(1.9)%
Homeowners	100,829	89,267	11,562	13.0%
Other lines	30,082	30,323	(241)	(0.8)%

Massachusetts direct premiums written	1,282,918	1,240,129	42,789	3.5%

Other than Massachusetts Direct Premiums Written:
Personal automobile	144,945	152,483	(7,538)	(4.9)%
Commercial automobile	7,737	6,938	799	11.5%
Homeowners	33,524	32,783	741	2.3%
Other lines	964	852	112	13.1%

Other than Massachusetts direct premiums written	187,170	193,056	(5,886)	(3.0)%

Total direct premiums written	$1,470,088	$1,433,185	$36,903	2.6%

Massachusetts Direct Earned Premiums:
Personal automobile	$1,001,434	$ 929,896	$71,538	7.7%
Commercial automobile	71,030	69,573	1,457	2.1%
Homeowners	94,602	81,388	13,214	16.2%
Other lines	29,145	27,927	1,218	4.4%
Massachusetts direct earned premiums	1,196,211	1,108,784	87,427	7.9%
Other than Massachusetts Direct Earned Premiums:
Personal automobile	145,530	150,620	(5,090)	(3.4)%
Commercial automobile	7,086	6,295	791	12.6%
Homeowners	32,297	29,028	3,269	11.3%
Other lines	933	787	146	18.6%

Other than Massachusetts direct earned premiums	185,846	186,730	(884)	(0.5)%

Total direct earned premiums	$1,382,057	$1,295,514	$86,543	6.7%

Massachusetts Segment

      Growth in personal automobile direct premiums written was the primary factor in the 2005 quarterly and year-to-date increases in our Massachusetts segment. For the quarter ended 2005, it accounted for approximately 74%, and year-to-date it accounted for approximately 77% of the total increase in Massachusetts direct premiums written. Personal automobile business growth for the quarter ended 2005 was the result of a 0.2% increase in average written premium per written exposure coupled with a 3.4% increase in the number of exposures written. Personal automobile growth year-to-date was the result of a 0.6% increase in average written premium per written exposure coupled with a 2.5% increase in the number of exposures written in 2005. The agents assigned to us by CAR accounted for 54.6% of the year-to-date increase and 44.8% of the quarterly increase in the number of exposures written in 2005. We believe that voluntary agents are currently very cautious regarding moving books of business between carriers due to the uncertainties created by CAR reforms proposed in 2004 and 2005.

      The 2005 decrease in commercial auto year-to-date direct premiums written was due to a 1.6% decrease in average premium per policy coupled with a slight decrease in the number of policies. Average premium per policy has declined due to more competitive pricing in a softening market. Our homeowners growth for the quarter ended 2005 was from a 9.8% increase in average premium per policy, partially offset by a 1.0% decrease in the number of policies. Year-to-date homeowners growth in 2005 resulted from an 11.0% increase in average premium per policy, partially offset by a 1.5% decrease in the number of policies.

Other than Massachusetts Segment

      The overall decrease in personal automobile direct written premiums for the quarter and year-to-date periods in 2005 is primarily due to a decline in the number of policies, partially offset by a slight increase in average premium per policy. The decline in the number of policies is largely attributable to the loss of American Commerce's former largest agent, AAA Arizona, Inc., as discussed in the following paragraph. In general, we are lowering rates in the states in which we write business in response to competitive pressures. Quarterly and year-to-date growth in homeowners in 2005 was due to additional rate per policy, partially offset by a slight decrease in the number of policies.


      AAA Arizona, Inc. stopped writing new business for the segment in the first quarter of 2005. Our wholly-owned subsidiaries, American Commerce and Commerce West, continue to write business in Arizona; however, American Commerce no longer markets its products through AAA Arizona, Inc. American Commerce continued to provide renewal policies for personal automobile through AAA Arizona, Inc. through mid-August of 2005 and through mid-September for homeowners. For renewals effective after this, American Commerce offered renewal quotes directly to insureds as required by Arizona law. Additionally, we began writing business through independent agents in Arizona in the third quarter. The loss of new and renewal business from AAA Arizona, Inc. significantly reduced our segment's direct premiums written and policies in-force for the quarter and nine months ended September 30, 2005. Our total direct premiums written in the state of Arizona decreased $8,359 during the nine months ended September 30, 2005 from the comparable period in 2004. We expect direct written premiums in the state of Arizona to decrease from approximately $49,000 for the year ended 2004 to approximately $32,000 for the year ending 2005.

Net Investment Income

Key measures of net investment income for the quarters ended September 30, 2005 and 2004 follow:

	2005	2004	Change

Average month-end investments (at cost)	$2,666,468	$2,343,915	$322,553
Net investment income, before tax	30,040	30,021	19
Net investment income, after tax	23,795	23,325	470
Net investment income as an annualized percentage of average
net investments (at cost), before tax	4.5%	5.1%	(11.8)%
Net investment income as an annualized percentage of average
net investments (at cost), after tax	3.6%	4.0%	(10.0)%

Key measures of net investment income for the nine months ended September 30, 2005 and 2004 follow:

	2005	2004	Change

Average month-end investments (at cost)	$2,627,629	$2,274,511	$353,118
Net investment income, before tax	90,360	85,730	4,630
Net investment income, after tax	70,415	67,327	3,088
Net investment income as an annualized percentage of average
net investments (at cost), before tax	4.6%	5.0%	(8.0)%
Net investment income as an annualized percentage of average
net investments (at cost), after tax	3.6%	4.0%	(10.0)%

      The increases in our net investment income were primarily due to increased invested assets partially offset by lower yields on our municipal and corporate bonds and preferred stock. The decline in yields corresponds with the duration reduction of our portfolio of fixed maturity securities in 2005 in which we sold higher yielding securities and replaced them with lower yielding securities coupled with our decision to begin amortizing to worst call the premiums paid on perpetual preferred securities. Our duration at September 30, 2005 was 4.5 years compared to 5.6 years at year-end 2004. The increase in invested assets is primarily attributable to cash generated from operating activities.

Realized Investment Gains and Losses

Net realized investment gains (losses) for the quarters ended 2005 and 2004 follow:

	2005	2004	Change

Other-than-temporary impairment losses:
Fixed maturity securities	$ (146)	$(12,399)	$12,253
Equity securities	(743)	-	(743)

Total other-than-temporary impairment losses	(889)	(12,399)	11,510

Transaction net gains (losses):
Fixed maturity securities	1,882	(635)	2,517
Equity securities	1,123	4,383	(3,260)
Venture capital funds	3,445	-	3,445
Other investments	(726)	(7)	(719)

Transaction net gains	5,724	3,741	1,983

Equity in earnings (losses) of closed-end preferred stock mutual funds	(1,411)	3,153	(4,564)
Equity in venture capital funds	(3,228)	3,258	(6,486)

Net realized investment gains (losses)	$ 196	$ (2,247)	$ 2,443


Net realized investment gains (losses) for the nine months ended September 30, 2005 and 2004 follow:

	2005	2004	Change

Other-than-temporary impairment losses:
Fixed maturity securities	$ (305)	$(13,964)	$ 13,659
Equity securities	(4,547)	(203)	(4,344)

Total other-than-temporary impairment losses	(4,852)	(14,167)	9,315

Transaction net gains:
Fixed maturity securities	19,899	2,636	17,263
Equity securities	3,093	16,565	(13,472)
Venture capital funds	4,567	696	3,871
Other investments	(396)	(204)	(192)

Transaction net gains	27,163	19,693	7,470

Equity in earnings (losses) of closed-end preferred stock mutual funds	1,230	7	1,223
Equity in venture capital funds	(2,741)	4,077	(6,818)

Net realized investment gains	$20,800	$ 9,610	$ 11,190

      Our bond market realized gains came from a number of different sectors and were a result of both favorable interest rates during certain parts of the period as well as strong performance in certain industry specific and security specific investments.

Unrealized Investment Losses

Gross unrealized losses on our equity and fixed maturity securities at September 30, 2005 by duration of unrealized loss follow:

		0-6	7-12	13-24	Over 24
	Total	Months	Months	Months	Months

Total equity and fixed maturity securities:
Number of positions	400	236	122	38	4

Total fair value	$1,735,811	$1,117,247	$481,658	$130,391	$6,515
Total amortized cost	1,762,819	1,131,004	491,627	133,570	6,618

Unrealized loss	$ (27,008)	$ (13,757)	$ (9,969)	$ (3,179)	$ (103)

Unrealized loss percentage to fair value	1.6%	1.2%	2.1%	2.4%	1.6%

Equity securities:
Number of positions	56	37	16	2	1

Total fair value	$ 261,971	$ 214,664	$ 46,437	$ 4	$ 866
Total cost	267,609	219,256	47,473	5	875

Unrealized loss	$ (5,638)	$(4,592)	$(1,036)	$ (1)	$ (9)

Unrealized loss percentage to fair value	2.2%	2.1%	2.2%	2.5%	1.0%

Total fixed maturity securities:
Number of positions	344	199	106	36	3

Total fair value	$1,473,840	$ 902,583	$435,221	$130,387	$5,649
Total amortized cost	1,495,210	911,748	444,154	133,565	5,743

Unrealized loss	$ (21,370)	$ (9,165)	$ (8,933)	$ (3,178)	$ (94)

Unrealized loss percentage to fair value	1.4%	1.0%	2.1%	2.4%	1.7%

      We determined that the impairments of the securities represented in the above gross unrealized loss table are temporary, based on a review of the credit quality, duration and severity of the unrealized losses for our impaired securities. Gross unrealized losses for equity and fixed maturity securities have increased from $14,340 at December 31, 2004 primarily


due to general market conditions. We currently intend to hold to recovery or maturity all of our temporarily impaired equity and fixed maturity securities, respectively.

Policy Acquisition Costs

      Year-to-date policy acquisition costs increased $27,885, or 8.7%, over the same period a year ago. The increase is primarily due to increases in agents' profit sharing and commissions, offset by an increase in ceded reinsurance commissions. Year-to-date 2005 commissions increased $11,721, or 6.4%, over the same period last year. This increase was due to an increase in direct written premium coupled with a slight increase in the Massachusetts 2005 policy year mandated personal automobile commission rates. Year-to-date 2005 agents' profit sharing increased $29,882, or 50.0%, over the same period last year. This increase resulted from substantially better underwriting results for the first nine months of 2005 versus the first nine months of 2004. The increase in commissions was partially offset by an increase in reinsurance commissions on ceded business of $13,863, or 25.5%, for the first nine months of 2005 as compared to the same period in 2004. This change resulted primarily from a $13,257, or 36.6%, increase in ceded commissions related to the quota share agreement. The primary reasons for the increase were an increase in homeowners direct written premium, coupled with an increase in the participation percentage of the quota share agreement at July 1, 2005 from 70% to 75%, and significantly better other-than-automobile loss results, which had a favorable impact on the sliding scale commission percentage due the company as compared to the same period last year. Policy acquisition costs for the quarter ended September 30, 2005 increased 5.0% over the comparable 2004 period.

Financial Condition

      Our stockholders' equity per share increased 11.7% from $33.50 at December 31, 2004 to $37.43 at September 30, 2005, after dividends paid of $1.09 per share. The market and equity value of our total investments increased 6.8% primarily due to cash generated from operating activities, partially offset by unrealized losses. Since December 31, 2004, our premiums receivable increased $50,264, or 11.0%, due to premium growth and the timing of the payments received by December 31, 2004 for business with 2005 effective dates. Since December 31, 2004, the ratio of our total liabilities to stockholders' equity improved 13.7 percentage points primarily due to net earnings for the nine months ended September 30, 2005, partially offset by increases in unearned premiums and accrued agents' profit sharing.

      The increase in unearned premiums was primarily due to an increase in personal automobile written premiums coupled with the seasonality of the policy effective dates. The total amount of a policy's premium is recorded as written premium on the first day on which the policy is effective; however, the policy premium is earned ratably over the ensuing year.

Liabilities for unpaid losses and loss adjustment expenses at September 30, 2005 and December 31, 2004 follow:

	September 30,	December 31,
	2005	2004

Net voluntary unpaid losses and LAE	$ 795,569	$783,159
Voluntary salvage and subrogation recoverable	(95,381)	(97,218)
Assumed unpaid losses and LAE reserves from CAR	161,319	167,502
Assumed salvage and subrogation recoverable from CAR	(23,317)	(23,317)

Total voluntary and assumed unpaid losses and LAE reserves	838,190	830,126
Adjustment for ceded unpaid losses and LAE reserves	171,807	169,134
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid losses and LAE	$1,000,997	$990,260

      Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. Our twelve-month rolling net premiums written to statutory surplus ratio was 1.22 to 1.00 for the period ended September 30, 2005 and 1.38 to 1.00 for the period ended September 30, 2004.

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


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

      We paid significantly more for agent profit sharing in 2005 than we paid in 2004. We paid approximately $18,000 for agent profit sharing in 2004. Due to our excellent underwriting results during 2004, we paid approximately $40,000 in the second quarter of 2005, which we had accrued at December 31, 2004. We estimate paying about $82,000 for agent profit sharing in 2006, subject to our agents' underwriting results in 2005.

Investment Strategy and Interest Rate Risk

      Our investment strategy emphasizes after-tax investment yield while maintaining overall investment quality. The primary focus of our investment objectives continues to be maximizing after-tax investment income through investing primarily in high-quality diversified fixed income investments structured to maximize after-tax investment income while minimizing risk. We generally invest in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. When the appropriate opportunity arises, we will recognize investment gains to increase after-tax total return. We held no derivatives, emerging market securities or hedge funds at September 30, 2005 and December 31, 2004.

Interest Rate Sensitivity

      Our investments include positions in fixed maturity, equity, short-term and cash equivalents markets. Therefore, we are exposed to the impacts of interest rate changes in the market value of investments. We estimated our exposure to interest rate changes and equity price risk at September 30, 2005 using sensitivity analysis. The interest rate impact is the effect of a hypothetical interest rate change of plus-or-minus 100 and 200 basis points on the market value of fixed maturities and preferred stocks.


      Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. The following table summarized our interest rate risk, based on the results of the sensitivity analysis at September 30, 2005.

	Estimated Market
	Value of Fixed	Estimated
	Income and	Increase	Hypothetical Percentage
	Preferred Stock	(Decrease) in	Increase (Decrease) in
Hypothetical Change in Interest Rates	Investments	Market Value	Stockholders' Equity(1)

200 basis point increase	$2,218,029	$(219,581)	(11.3)%
100 basis point increase	2,326,699	(110,911)	(5.7)%
No change	2,437,610	-	-
100 basis point decrease	2,538,905	101,295	5.2%
200 basis point decrease	2,650,752	213,142	11.0%
___________________
(1)	Net of income taxes at an assumed rate of 35%.

      Our fixed income portfolio's weighted average duration (which includes all fixed maturities and preferred stocks) as of December 31, 2004 was 5.6 years. The "duration" of a security is the time-weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates. The duration reflects industry prepayment assumptions. The analytic systems we used to calculate the above duration data utilize optional call dates, sinking fund requirements and assume a non-static prepayment pattern in deriving these averages. As of September 30, 2005, our weighted average duration has declined to 4.5 years from 5.3 years at September 30, 2004 primarily as a result of sales of securities during the year with proceeds invested in shorter duration securities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Refer to "Investment Strategy and Interest Rate Risk" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for the interim period information required by this item. Such disclosure is incorporated by reference into this Item 3.

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

Part II - Other Information

Item 1. Legal Procedings

AAA Arizona

      As disclosed in our Form 10-Q for the period ended June 30, 2005, in AAA Arizona, Inc. v. American Commerce Insurance Company (United States District Court for the District of Arizona), originally filed on May 16, 2005, AAA Arizona alleges, among other claims, that American Commerce has violated its contract with AAA Arizona by failing to pay approximately $1.7 million in profit sharing that AAA Arizona claims to have earned during 2004. AAA Arizona also alleges that American Commerce is interfering with AAA Arizona's relationship with its members. AAA Arizona seeks an order from the court and an award of actual and consequential damages. We cannot estimate the amount of consequential damages as of September 30, 2005. American Commerce intends to vigorously defend this action, unless a reasonable settlement appears appropriate.


      In the third quarter of 2005, American Commerce filed a counterclaim against AAA Arizona, Inc. and a complaint against the President and Chief Executive Officer of AAA Arizona, Inc., who formerly served as a Director of American Commerce, alleging breach of fiduciary duties, civil conspiracy, breach of duty of good faith and fair dealing, and other claims relating to the business relationship between AAA Arizona, Inc. and a competitor of American Commerce.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      In November 2001, our Board of Directors authorized a stock buy-back program to purchase up to 2,000,000 shares of our common stock. During the three months ended September 30, 2005, we did not acquire any of our common stock. There are 858,300 shares that may yet be purchased under our repurchase plan.

On July 31, 2005, we granted 400,000 stock options to eligible agents of American Commerce pursuant to a Letter Agreement dated January 29, 1999.

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

      The right of the recipient to exercise these options is contingent upon the average volume of other-than-Massachusetts private passenger automobile and homeowners direct written premiums placed and maintained with American Commerce for a five-year period specified in each option agreement. If qualified, the recipient may purchase our common stock at $76.90 for a period of five years beginning July 31, 2010. Unexercised options will terminate not later than July 31, 2015. The options may be exercised only by withholding option shares to pay the exercise price.

Item 6. Exhibits

Exhibits:

31.1	CEO Certification Statements under Section 302 of The Sarbanes-Oxley Act of 2002

31.2	CFO Certification Statements under Section 302 of The Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification Statements under Section 906 of the Sarbanes-Oxley Act of 2002

10.37	Addendum No. 1 to the Combined Property and Liability Quota Share Reinsurance Agreement filed as Exhibit 10.33 to our Form 10-Q filed August 5, 2004 with the SEC

10.38	Property Catastrophe (1st through 3rd) Excess of Loss Reinsurance Contract


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMERCE GROUP, INC.

/s/ Randall V. Becker

Randall V. Becker
Treasurer and Chief Accounting Officer

Dated: November 2, 2005
