Form 10-K
period 2005-12-31
COMMERCE GROUP INC /MA
filed 2006-03-15
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2005 was $1,668,943,711.

As of February 28, 2006, the number of shares outstanding of the registrant's common stock (exclusive of treasury shares) was 33,844,699.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement for its annual meeting of stockholders, which the registrant intends to file within 120 days after the end of the registrant's fiscal year ended December 31, 2005, are incorporated by reference into Part III hereof as provided therein.

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

Combined ratio

A combination of the underwriting expense ratio and the loss and loss adjustment expense ratio. The underwriting expense ratio measures the ratio of underwriting expenses (including corporate expenses) to net premiums written. The loss and LAE ratio measures the ratio of incurred losses and LAE to earned premiums (including corporate expenses).

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

Deficiency

The shortfall between (1) the current estimated cost of all claim payments and related expenses that an insurer ultimately will be required to pay and (2) the reserves previously established by the insurer for those future payments.

Direct	Refers to premiums, losses, LAE and underwriting expenses on policies which a company writes before accounting for business ceded and assumed through reinsurance.

Direct written premiums	Total premiums for insurance sold to insureds, as opposed to, and not including, assumed reinsurance premiums.

Domestic insurer	An insurance company that operates in the state in which it is incorporated.

Earned premiums	The portion of net premiums written that is equal to the expired portion of policies recognized for accounting purposes as income during a period. Also known as premiums earned.

Exclusive representative producer (ERP)

A Massachusetts automobile insurance agency which does not have a voluntary agency automobile insurance relationship with an insurer and which is assigned by CAR to an insurer who is a Servicing Carrier.

Exposure	An insurable unit defined as one automobile for a one-year term.

Frequency	The relative incidence of number of claims in relation to an exposure or group of exposures.

Hard market	An insurance market in which the demand for insurance exceeds the readily available supply and premiums are relatively high or increasing.

Incurred losses	The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses include a provision for losses not yet reported and salvage and subrogation.

Limited servicing carrier

An insurer designated by CAR to write and service commercial automobile policies which are reinsured through CAR. Limited servicing carriers provide a market for commercial automobile policies that no carrier will write voluntarily.

Loss adjustment expenses (LAE)	The expenses relating to settling claims, including legal and other fees and the portion of general company expenses allocated to claim settlement costs.

Loss and LAE ratio	The ratio of incurred losses plus LAE (including corporate expenses), net of reinsurance recoveries, to earned premiums.

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

Redundancy

The excess between (1) the reserves previously established by an insurer and (2) the current estimated cost of all claim payments and related expenses that the insurer ultimately will be required to pay.

Reinsurance

The acceptance by one or more insurers, called reinsurers, of all or a portion of the risk underwritten by another insurer who has directly written the coverage. However, the legal rights of the insured generally are not affected by the reinsurance transaction and the insurance company issuing the insurance policy remains liable to the insured for payment of policy benefits.

Salvage	The sale of damaged goods for which the insured has been indemnified by the insurance company.

Servicing carrier	An automobile insurer writing business in Massachusetts which can

reinsure risks through CAR while remaining responsible for servicing the related private passenger automobile policies and which must provide a market for ERPs assigned to it by CAR.

Severity	The relative magnitude of the dollar amount of a claim or group of claims.

Soft market	An insurance market in which the supply of insurance exceeds the current demand and premiums are relatively low or decreasing.

Statutory surplus	The excess of admitted assets over total liabilities (including loss reserves), determined in accordance with statutory accounting practices.

Subrogation	The substitution of the insurer's right to recover in place of the insured's right to recover from a third party responsible for a loss paid by the insurer.

Take-all-comers	A phrase used to characterize the Massachusetts personal automobile insurance system under which all servicing carriers are required to underwrite and accept virtually all risks submitted to them.

Underwriting	The insurer's process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested, and determining the applicable premiums.

Underwriting expenses	The aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations.

Underwriting expense ratio	The ratio of underwriting expenses (including corporate expenses), adjusted for the change in deferred acquisition costs, to net premiums written.

Unearned premiums	The portion of written premium representing the unexpired amount of the contract term as of a certain date.


Unless otherwise stated, "we," "our," "us" or "the Company" means The Commerce Group, Inc. and its subsidiaries. "Commerce" refers to The Commerce Insurance Company, "Commerce West" refers to Commerce West Insurance Company, "American Commerce" or "ACIC" refers to American Commerce Insurance Company, "Citation" refers to Citation Insurance Company, and "AHC" refers to ACIC Holding Co., Inc. In addition, unless otherwise stated, all references to "year ended" are for our fiscal year which ends December 31. Dollar amounts are in thousands, except per share data and as otherwise noted.

PART I
(Dollars in thousands, except for ratios and per share data, unless noted otherwise)

ITEM 1. BUSINESS

      Our principal line of business is writing personal automobile insurance. We were incorporated in 1976. We write insurance through our principal subsidiary, Commerce, which was incorporated in 1971 and began writing business in Massachusetts in 1972. We also write insurance through three other subsidiaries - Citation, Commerce West and American Commerce. Citation was incorporated in Massachusetts on September 24, 1981. We acquired Commerce West on August 31, 1995 and we acquired American Commerce on January 29, 1999. Citation writes insurance in Massachusetts. Commerce West writes insurance in California, Oregon and Arizona. American Commerce, a wholly-owned subsidiary of AHC, is located in Columbus, Ohio and actively writes insurance in 11 states. We own 95% of AHC's common stock; 5% is owned by AAA Southern New England.

      We provide personal and commercial property and casualty insurance in Massachusetts and, to a lesser extent, in other states. We market our products primarily through our network of independent agents. Our core product line is personal automobile insurance. We also write commercial automobile and homeowners insurance. We have been the largest writer of personal property and casualty insurance in Massachusetts in terms of direct premiums written since 1990. At the end of 2005, our estimated share of the Massachusetts personal automobile market was 29.9%, up from 29.1% at the end of 2004. Beginning with year end 2003, we became the largest writer of homeowners insurance in Massachusetts. In 2005, we were the second largest writer of commercial automobile insurance in Massachusetts. On a consolidated basis, we were ranked the 19th largest personal automobile insurance group in the country by A.M. Best, based on 2004 direct written premium information.

      We manage our business in four reporting segments. Our primary business strategy is to focus on the personal automobile market in Massachusetts and the other states where we write business, which comprise our first two reporting segments. An overview of our business is summarized in the table which follows for our two primary segments. Our other segments are "Real Estate and Commercial Lending" and "Corporate and Other." We originate and service residential and commercial mortgages in Massachusetts and Connecticut through Bay Finance Company, Inc., our wholly-owned real estate and commercial lending subsidiary. Our Corporate and Other segment captures activities which are not related to our other segments, including activities of the parent company. For the information about our reportable segments required by this Item and not provided here, please refer to Note P of Notes to Consolidated Financial Statements.

Insurance Business Overview

Property and Casualty Insurance - Massachusetts	Property and Casualty Insurance - Other Than Massachusetts

Subsidiaries (A.M. Best's rating*)	* Commerce (A+ Superior) * Citation (A+ Superior)	* American Commerce (A+ Superior) * Commerce West (A+ Superior) * Commerce (New Hampshire only)
Insurance Products	* Personal Automobile * Commercial Automobile * Homeowners * Other	* Personal Automobile * Commercial Automobile * Homeowners * Other
Principal Markets	* Massachusetts	* California * Washington * Rhode Island * Oklahoma	* Oregon * Ohio * Kentucky * Arizona
Market Position	Commerce: * Largest writer of personal automobile insurance * Largest writer of homeowners insurance * Second largest writer of commercial automobile insurance	American Commerce: * Less than 3% of personal automobile market in several states Commerce West: * Less than 1% of personal automobile market in California
Principal Competitors (personal automobile market share)(a)	* Safety Insurance Companies (11.3%) * Arbella Insurance Co. (9.1%) * Liberty Mutual (7.7%) * The Premier Insurance Company of Massachusetts (7.1%)	American Commerce: * State Farm (18.2% of U.S. market) * Allstate (10.4% of U.S. market) Commerce West: * Mercury Insurance (9.2% of California market) * Unitrin (1.0% of California market)
In-force Policies at December 31, 2005	* 1,113,657	American Commerce: * 159,282 Commerce West: * 37,438 Commerce (New Hampshire Only): * 8,789

*	Consolidated rating is based on our Inter-affiliate Pooling Agreement.
(a)

The market share measures for competitors of our Massachusetts segment represent the Massachusetts market at December 31, 2005 as reported by CAR. The market share measures for competitors of our Other Than Massachusetts segment were reported by A.M. Best and represent the market share at December 31, 2004.

Our direct premiums written for the years ended December 31, 2005 and 2004 follows (dollars in millions):

	Massachusetts		All Other States		Total		% of Total

	2005	2004	2005	2004	2005	2004	2005	2004

Personal Automobile	$1,366	$1,327	$185	$201	$1,551	$1,528	82.8%	83.1%
Homeowners	136	121	42	43	178	164	9.5	8.9
Commercial Automobile	95	97	10	9	105	106	5.6	5.8
Other Lines	39	39	1	1	40	40	2.1	2.2

Total	$1,636	$1,584	$238	$254	$1,874	$1,838	100.0%	100.0%

Percentage of Total	87.3%	86.2%	12.7%	13.8%	100.0%	100.0%

We attribute our success primarily to the following factors:

*	our strong relationships with independent insurance agencies that provide us with quality business;

*	a highly experienced management team with a proven track record;

*	our in-depth understanding of the Massachusetts regulatory and underwriting environments;

*	our ability to operate efficiently with significant economies of scale;

*	our strong relationships with various AAA organizations;

*	our ability to compete in an affinity group marketing environment;

*	our advanced information systems with an extensive underwriting database; and

*	our history of maintaining a strong financial condition.

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

      Based on agency surveys that we conduct several times a year, we believe that we are attentive to the needs of our agencies and insureds. We emphasize our commitment to the Massachusetts insurance market by our responsiveness in servicing claims and our internal support for agency operations, including direct billing of insureds, direct claim reporting, agency upload and download systems, on-line inquiry systems for our agents and insureds, and by providing competitively priced automobile and property insurance programs and products.

      Massachusetts Business. We believe that a significant factor in our success is our focus on the personal automobile insurance market in Massachusetts, which accounted for 72.9% of our total direct premiums written for the year ended December 31, 2005. The terms, conditions, and rates of personal automobile insurance are subject to extensive regulation in Massachusetts. As a consequence of our focus on the Massachusetts market, we have both an in-depth understanding of this market and the ability to respond effectively to shifts in the state's regulatory and underwriting environments. Currently, we are required by law to accept virtually all private passenger automobile insurance business submitted to us by our agencies in Massachusetts. Our ability to underwrite this business profitably, however, depends on our understanding of the risks in the business as well as our management of reinsurance through CAR.

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

      Business in Other States. American Commerce predominantly writes private passenger automobile and homeowners insurance in 11 states through 158 independent insurance agencies, 21 of which are owned and operated by AAA clubs. This is an increase from 21 agencies a year ago, all of which owned and operated by AAA clubs. During 2005, American Commerce began using independent agents in Arizona and Indiana, most principally due to the cessation of


business with AAA Arizona. Products are similar to those offered by us in Massachusetts, although pricing of products is determined on a state-by-state basis. All of ACIC's business is underwritten at its headquarters in Columbus, Ohio. American Commerce primarily targets preferred insurance risks.

      In February 2005, AAA Arizona, Inc. stopped writing new business with American Commerce. As indicated in the following table, AAA Arizona was American Commerce's largest agent in 2004 in terms of direct written premiums. American Commerce wrote renewal business with AAA Arizona, Inc. through mid-August 2005 for personal automobiles and mid-September 2005 for homeowners. American Commerce now writes business in Arizona through independent agents but no longer markets its products through AAA Arizona. Commerce West began writing business in Arizona through independent agencies in early 2005.

      Commerce West predominantly writes preferred private passenger automobile insurance in California. All of Commerce West's business is underwritten at its headquarters in Pleasanton, California. Commerce West also writes standard and non-standard private passenger and commercial automobile business in California and non-standard business in Oregon. Commerce West writes its business through 1,231 independent insurance agencies and brokers in California, Oregon and Arizona.

      A listing of direct written premiums for those states in which American Commerce and Commerce West write insurance, and the one state other than Massachusetts in which Commerce writes insurance, for the years ended December 31 follow:

Company	State	2005	2004	2003

American Commerce:	Washington	$ 36,919	$ 30,583	$ 21,592
	Arizona(a)	31,790	49,494	47,740
	Oklahoma	25,814	23,467	18,536
	Rhode Island	25,299	24,126	21,138
	Oregon	17,026	15,338	14,861
	Ohio	13,458	18,295	20,375
	Kentucky	9,625	10,166	9,861
	Indiana	4,330	5,364	6,268
	Tennessee	4,299	4,939	4,526
	Idaho	3,283	3,392	3,326
	South Dakota	1,164	1,110	1,032
	Other states(b)	1,959	5,538	11,234

	Total	$174,966	$191,812	$180,489

Commerce West:	California	$ 51,500	$ 49,327	$ 47,648
	Oregon	3,399	4,769	5,518
	Arizona	805	-	-

	Total	$ 55,704	$ 54,096	$ 53,166

Commerce:	New Hampshire	$ 7,610	$ 7,654	$ 5,907

(a)	As noted above, AAA Arizona stopped writing business with American Commerce in 2005.
(b)	Represents states from which American Commerce is discontinuing writing.

      Inter-Affiliate Pooling Agreement. We implemented an inter-affiliate reinsurance pooling agreement, which we refer to as a "pool" or "pooling agreement," that was effective January 1, 2004. The pool consists solely of our four insurance subsidiary companies. The pool permits each insurance subsidiary to rely on the capacity of the entire pool, rather than its own capital and surplus, and it prevents any one insurance subsidiary from suffering any undue losses, as all insurance subsidiaries will share underwriting profits and losses in proportion to their pool participation percentages. It produces a more uniform and stable underwriting result than the companies would otherwise experience individually, and, we believe, permits a more efficient use of our surplus. We expect the pool to provide greater diversification for each subsidiary, both geographic and, to a lesser extent, by product mix. The pool has permitted all of our insurance subsidiaries to obtain a group rating from each of A.M. Best, Moody's Investors Service and Standard & Poor's.


      The pool participation percentage of each insurance subsidiary reflects the ratio of that subsidiary's year end 2003 policyholders' surplus to our aggregate policyholders' surplus. We have used the same pooling percentages in 2004 and 2005 as follows:

Commerce Insurance	79.6%
Citation Insurance	10.0%
American Commerce	7.2%
Commerce West	3.2%

      Through the pooling agreement, Commerce assumed from all the other insurance subsidiaries all of their combined premiums, losses, loss expenses and underwriting expenses. In addition, Commerce combined this business with its own direct business, and then ceded back to the other insurance subsidiaries, net of applicable reinsurance, their respective percentage of the combined premiums, losses, loss expenses and underwriting expenses of all of our insurance subsidiaries, including Commerce. Accounts are rendered quarterly with inter-company balances settled within the next quarter. The pool may be terminated in the event of an uncured breach or by mutual agreement of all of the parties.

Our Products

      Automobile Insurance Lines. Our principal insurance line is personal automobile insurance. We offer automobile policyholders the following types of coverage: bodily injury liability coverage, including underinsured and uninsured motorist coverage, personal injury protection coverage, property damage liability coverage, collision and comprehensive coverage, including fire, theft and other hazards specified in the policy. In Massachusetts and New Hampshire, our policies have one-year terms. Personal automobile insurance policies written by Commerce West and American Commerce usually have policy terms of six months.

Our published maximum automobile liability limits by state follow (in thousands):

	Maximum Liability Limits			Most Commonly Purchased Limits

	Per Person	Per Accident	Property Damage	Per Person	Per Accident	Property Damage

Commerce and Citation:
Massachusetts personal	$ 500	$1,000	$ 250	$100	$300	$100
New Hampshire personal	250	500	250	100	300	100
Massachusetts voluntary
commercial(a)	1,000	1,000	500	($1,000 combined single limit)
Commerce West:
California personal	500	500	100	15	30	10
Oregon personal	250	500	100	25	50	10
Arizona personal	250	500	100	15	30	10
California commercial	($1,000 combined single limit)			($1,000 combined single limit)
American Commerce:
Majority of states	1,000	1,000	1,000	100	300	50

___________________
(a)	Our Massachusetts voluntary commercial accounts have a choice between the separate limits indicated and a maximum liability limit of $1,000 for combined single limit, which is the most common choice.

      Citation also provides a separate rating tier for preferred commercial automobile business. Citation wrote approximately 10% of our Massachusetts commercial automobile premium produced during 2005. We expect that these secondary rating tiers will continue to assist us in retaining better commercial automobile and homeowner accounts. Although we were the second largest writer of commercial automobile insurance in Massachusetts, we were the largest writer of voluntary commercial automobile insurance, as reported by CAR through October 2005.

      Homeowners Insurance. We also offer homeowners insurance in Massachusetts, including policies in company-designated coastal areas, which were less than 3.0% of our total Massachusetts homeowners policies at year end. Our average homeowners policy is an all risk, replacement cost insurance policy covering a dwelling and its contents. Our published limits of liability for property damage to a dwelling in Massachusetts are a minimum coverage of $100, a maximum coverage of $1,000, and the most commonly purchased amounts per policy are between $150 and $250. Some policies over this amount are written after underwriting review. For personal liability, the minimum coverage is $100, the maximum coverage is $1,000 and the most commonly purchased amount per policy in Massachusetts written by Commerce


and Citation is $500. Generally, the average amount of contents coverage is 70% of the amount of coverage for the dwelling, with limitations on the amount of coverage per item placed on securities, cash, jewelry, furs, silverware, computer equipment, and firearms. However, additional coverage for such items can be purchased. We also offer personal liability umbrella coverage of $1,000, $2,000, and $3,000, which is reinsured through Swiss Re America.

      We offer a preferred risk homeowners product through Citation, which has an alternative pricing schedule for selected insureds meeting more restrictive underwriting guidelines. Citation produced approximately 54% of our Massachusetts homeowner business during 2005, calculated based on direct premiums written.

      American Commerce writes homeowners insurance as well. The maximum liability limit for homeowners insurance written by American Commerce is $750, and the most commonly purchased coverages are between $100 and $200. Commerce West does not write homeowners insurance.

Homeowners business is reinsured through a 75% quota share agreement. Refer to Note M to the audited consolidated financial statements in this Form 10-K.

Massachusetts Automobile Business

      Massachusetts automobile business is the principal component of our Massachusetts property and casualty operations. For the two-year period of 2003 and 2004, average mandated Massachusetts personal automobile insurance premium rates increased an average of 2.6% per year. However, the Commissioner approved average decreases of 8.7% in personal automobile premiums for 2006 and 1.7% for 2005. Coinciding with the 2006 and 2005 rate decisions, the Commissioner also approved a 1.5% and 4.8% increase, respectively, in the commission agents receive for selling private passenger automobile insurance. The following table shows the state-mandated average rate change, the actual average revenue change per exposure and our average revenue change per exposure as estimated for 2006 and for the three previous years in Massachusetts.

Year	State Mandated Average Rate Change (2)	Actual State Average Revenue Change Per Exposure (2)	Commerce Average Revenue Change Per Exposure

2006 (1)	(8.7)%	(5.5)%	(5.8)%
2005	(1.7)%	1.5%	0.4%
2004	2.5%	7.0%	5.8%
2003	2.7%	8.1%	7.9%

___________________
(1)	Estimated for actual state and Commerce average revenue change per exposure.
(2)	Based on Massachusetts Division of Insurance filings.

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

      The Commissioner approved an 8.7% decrease in the state mandated average personal automobile insurance premium rate for 2006. Management estimates that this will translate into a 5.8% decline in the average revenue per exposure for the upcoming year. We estimate the 2006 net pre-tax impact of the 5.8% decrease in our 2006 average revenue per exposure partially offset by the remaining effects of the 2005 0.4% increase in average revenue per exposure to be approximately $27,000. The majority of the impact will occur during the last two quarters of 2006 as premiums for policies with 2006 effective dates become earned.

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


      CAR maintains separate pools for personal and commercial automobile risks. All companies writing automobile insurance in Massachusetts share in the underwriting results of CAR business for their respective product line or lines, whether or not they are servicing carriers. CAR has annually generated underwriting losses, primarily in the personal automobile pool. Accordingly, each automobile insurer attempts to develop and implement underwriting strategies that will minimize its relative share of the CAR deficit while maintaining acceptable loss ratios on risks not reinsured through CAR. In 2005 and continuing into 2006, CAR began using a credit matrix which had the effect of moving our participation ratio closer to our market share. The gap between our market share and participation ratio has therefore decreased from 5.9% for 2004 to 3.7% for 2005.

      Effective for January 1, 2006, the Commissioner approved the CAR plan to implement a limited servicing carrier (LSC) program for the commercial automobile residual market. The program is an attempt to streamline the handling of commercial automobile risks by reducing the number of servicing carriers while equalizing access for agents to the residual market. The plan calls for six companies, including Commerce, to be appointed LSCs. All agents were assigned to one of the LSCs for processing ceded policies, after unsuccessful attempts to place the policy in the voluntary market. While only six carriers were appointed LSCs, CAR deficits will be distributed to the industry based upon retained voluntary market share. We expect to write up to an additional $8,000 of commercial automobile business in 2006 through the LSC program.

      On September 30, 2005, the Commissioner directed that CAR implement a plan to redistribute personal automobile ERPs in an attempt to establish, for all Servicing Carriers, overall parity in the quantity and quality of ERP exposures. The redistribution plan sought to achieve parity in average loss ratio by giving each Servicing Carrier a proportionate mix of the ERPs with high and low loss ratios commensurate with the Servicing Carrier's voluntary Massachusetts business. The final plan called for about 133 ERPs statewide, who are writing business only with CAR, to be redistributed among different carriers. The redistribution plan for ERPs, as adopted by the CAR Governing Committee on November 16 and December 14, 2005, was approved by the Commissioner on January 27, 2006. The plan is effective March 1, 2006 for all new business and May 1, 2006 for all renewal business with all market activity through the close of business January 26, 2006 being reflected in the redistribution. The redistribution plan called for 58 ERPs to be re-assigned from us to other carriers. These ERPs collectively had 61,674 written exposures, with loss ratios lower than the three-year average loss ratio for all ERPs statewide. Of these 58 ERPs, we offered 51 voluntary contracts, and 49 of the ERPs accepted the offer. These 49 ERPs, who are now our voluntary agents, have 52,796 written exposures. Also resulting from the redistribution plan, 27 new ERPs with loss ratios greater than the three-year average loss ratio for all ERPs, whose written exposures totaled 56,888, were re-assigned from other carriers to us.

      While we believe it is premature to estimate the impact of the redistribution plan on our future financial results, we have estimated the pro-forma impact of the distribution plan on our 2005 results utilizing currently available information as if the redistribution plan became effective on January 1, 2005. Based on our analysis of the impact of the redistribution, we estimate that Commerce would have incurred additional pre-tax expense ranging between $7,600 and $10,300, depending upon the level of exposures that would be ceded to CAR. These amounts are significantly affected by the loss ratios of the ERPs assigned to us and the size of the CAR deficit, which CAR currently estimates at $155,000 for CAR policy year 2005, and we do not include the financial impact of future assignment of additional ERPs that we may have received due to providing voluntary contracts to certain low loss ratio ERPs as noted above. Lastly, offsetting the estimated increased pre-tax expense, we expect that our agent profit sharing expenses would have declined between $2,800 and $3,800, resulting in a net estimated pro-forma impact of between $4,800 and $6,500 additional pre-tax expense for the redistribution plan.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K has additional information about CAR.

Marketing

      We market our insurance products exclusively through a network of licensed independent agents in all states, except in California where we also utilize some brokers. As of December 31, 2005, we had 607 agents throughout Massachusetts (of which 207 are ERPs), 51 agents writing business in New Hampshire, 1,231 agents and brokers in California, Oregon and Arizona for Commerce West, and 738 agents in 11 states for American Commerce. Our voluntary, non-ERP independent agencies may also represent other insurance companies, some of which may compete directly with us. The ERPs may represent other companies for lines of business other than personal or commercial automobile and, for these other lines, the ERPs may represent companies that compete with us. The independent insurance agencies are under contract with our subsidiaries and must conduct their business according to the provisions of their contracts. Voluntary contracts for Massachusetts agencies may be terminated by us upon 180 days notice to the agency or at will by the agency. Commerce and Citation may extend the termination date for renewal business to 13 months. ERP contracts may be terminated by us with 30 days notice if the ERP violates CAR rules and our actions are upheld by the CAR Governing Committee.

      Massachusetts Business. We seek to establish long-term relationships with voluntary agencies that can generate a sizable volume of business with profitable underwriting characteristics and for which we will be among the top one or two preferred writers of private passenger automobile policies. Of the 607 licensed independent agencies currently in our Massachusetts network, 223 agencies have been licensed with us for less than five years. This is primarily the result of 143 new appointments in 2002, most of whom came from our acquisition of the Massachusetts personal automobile business written by Berkshire Mutual Insurance Company and MassWest Insurance Company. We also have 47 agencies with licenses from six to ten years and 337 licensed agencies that have been writing business with us for over ten years, of which 217 have been associated with us for over 15 years.


      We also assess whether the mix of a prospective agency's business will expand our presence in one or more of our core product lines. In 2005, the agencies representing us in Massachusetts produced an average of approximately $2,627 of our direct written premiums per agency, a 5.4% increase as compared to 2004. Direct premiums written in 2005 and 2004 by our Massachusetts agencies follow:

	No. of Agencies

Premium Range	2005	2004

Under $1,000	158	183
$1,000 to $2,000	206	200
$2,000 to $3,000	104	102
$3,000 to $4,000	46	47
Over $4,000	93	90

Our three largest agencies produced $108,606, $24,271 and $20,224 of our Massachusetts direct premiums written, or approximately 6.6%, 1.5% and 1.3% of total Massachusetts direct premiums written, respectively.

      Included in the increase for Massachusetts personal automobile direct premiums written are premiums that were the result of appointments of new agents. During 2005, Commerce had 19 new appointments. Of these new appointments, 10 were voluntary agents resulting in an additional $2,513 in premiums. The remainder of the new appointments were ERPs assigned to Commerce by CAR. Business obtained from these new ERPs amounted to $5,197 during 2005.

      We carefully monitor an agency's performance. An Agency Evaluation Committee, composed of representatives of our Marketing, Underwriting, and Premium Accounting departments, uses a host of pre-established criteria (loss ratio, premium volume, business distributions, etc.) to continuously evaluate agencies. Generally, we will counsel an agency on how to improve its underwriting and profitability before we consider terminating the agency. During 2005, we terminated 34 non-ERP agencies, primarily due to low premium volume, from former agents of Berkshire Mutual. These terminated agencies wrote $12,600 in premiums during 2005.

      Our agencies receive commissions on policies written for us and are eligible to receive additional compensation through a profit sharing arrangement. The Commissioner annually establishes a minimum average direct commission for personal automobile insurance, which in 2005 was 10.9%. For qualified agents, we pay a bonus to increase compensation paid on an agent-by-agent basis, varying the amount based on premium volume, risk distribution, length of time with us, and historical profitability. Our agents' profit sharing is tied to the underwriting profit on policies written by an agency. We generally pay a qualifying agency up to 45% of the rolling three-year underwriting profit attributable to the agency's business. The arrangement for profit sharing on Massachusetts policies utilizes a three-year rolling plan, with one-third of each of the current and the two prior years' profit or loss calculations, summed to a single amount. This amount, if positive, is multiplied by the profit sharing rate and paid to the agent. To qualify for profit sharing, an agent generally must have a three-year average loss ratio of 60% or better. CAR credits for voluntary business written in under-priced territories and credits for writing youthful operators on a voluntary basis can increase the loss ratio eligibility for profit sharing. Books of business with limited credits must achieve a lower loss ratio, generally around 55%, to qualify. In 2005, our total commissions to our agencies were 19.1% of direct premiums written, of which direct commissions and profit sharing were 12.1% and 7.0%, respectively, versus total compensation expensed of 17.7%, of which 12.2% was direct commissions and 5.5% was profit sharing in 2004. Direct commissions are higher than the personal automobile minimum commission rates primarily due to negotiated commissions in 2005 to agencies with better performing private passenger automobile books of business, coupled with higher commissions on non-automobile lines of business.

      We also occasionally sponsor incentive award trips to encourage and reward agency profitability and growth. Expenses in 2005 related to sales incentive contests were $637. No award trips are currently planned.

      We devote substantial time and resources to the development of our information systems, which we believe have enhanced both our underwriting and our agency support. Through the use of several customized software programs, we have the ability to analyze our internal historical underwriting data and use such information in making, in our belief, more informed underwriting decisions. Our information systems also enable us to provide extensive support to our agencies. This support includes a direct billing system, which covers approximately 99% of our policyholders, and an on-line inquiry system, which allows agencies to ascertain the status of pending claims and direct bill information via the Internet. We also have over 200,000 policyholders utilizing Electronic Funds Transfer (EFT) which carry no billing service fees. The system also allows agents on-line access to manuals, reports and forms. We also offer an agency upload for personal and commercial automobile and an agency download product for personal and commercial automobile, as well as homeowners. We expect to expand these offerings from time to time. During 2005, approximately 99% of our agents had access to one or

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

      Affinity Programs in Massachusetts. Since 1995, we have been a leader in affinity group marketing in Massachusetts by providing discounts to members of the AAA clubs. Based on information provided to us by the AAA clubs operating in Massachusetts, we believe that membership in these clubs represents approximately one-third of the Massachusetts motoring public. In 2005, we increased our total Massachusetts private passenger automobile written insurance exposures by 2.9%, ending 2005 with approximately 29.9% of the Massachusetts private passenger automobile market, up from 29.1% at the end of 2004. We estimate a 42% penetration of AAA members in Massachusetts. The AAA Affinity group discount has been established at 5% for 2006. The rate for 2005, 2004 and 2003 was also 5%.

      Programs in Other States. Both American Commerce and Commerce West file and seek approval for premium rates with the respective divisions of insurance in the states where they do business. American Commerce competes for business primarily by using AAA-owned and operated independent agencies that offer competitively priced products and provide quality service. The independent agencies are offered compensation in the form of commission and profit sharing, based primarily on loss ratios. In addition, the AAA-owned agencies are also offered stock options and bonuses based on the year-over-year increase in the volume of agency business written with American Commerce. Commerce West competes for business by using independent insurance agencies and brokers that offer competitively priced products and provide quality service. Commerce West offers compensation to agents and brokers in the form of commissions and profit sharing, which are based in part on the underwriting profits and losses of the agency business written with us. Commerce offers competitively priced products and commissions to agents in New Hampshire. Profit sharing, based on loss experience, is also offered as an inducement for exceptional business.

      During 2005, we invested approximately $7,500 in several software implementation projects for the primary purpose of strengthening our business in states other than Massachusetts. Our largest initiative toward achieving this goal involves a comprehensive upgrade of our information systems. The specific objectives of this upgrade are to:

*	provide flexibility to support independent business decisions and processing needs of American Commerce and New Hampshire business users;
*	consolidate processing of our other-than-Massachusetts, multi-state business written through American Commerce, Commerce, and Citation on one system;
*	enhance data integrity and control mechanisms; and
*	enhance functionality.

Another major initiative, Agency Port, will significantly improve, we believe, the way in which we serve our agents and insureds at American Commerce, Commerce and Citation. American Commerce licensed and is implementing the Agency Port web portal for use by its club and agent partners. Commerce and Citation plan to use this product for Massachusetts homeowners as well as New Hampshire business. We believe the implementation will provide automated underwriting and an easy-to-use web-enabled interface for quoting and servicing American Commerce products. We anticipate implementing these initiatives beginning 2006 and into 2007.

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


      In Massachusetts, we and each of the other servicing carriers of CAR must write virtually all private passenger automobile risks submitted to us. Massachusetts personal automobile insurance rates are fixed annually by the Commissioner. All companies writing personal automobile policies are required to use such mandated rates, unless they have received prior approval from the Commissioner to offer a lower rate such as what we have done with our AAA affinity program. The actual premium paid by a particular policyholder, however, is adjusted, either up or down, based upon the driving record of the insured operator. Moving violations and accidents for which the insured was at fault within the most recent six year period are used to determine each operator's safe driver surcharge or credit. In 2006, the Massachusetts Safe Driver Insurance Plan (SDIP) has changed to a point-based system, the impact of which is not currently known or estimable.

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

      For our business written outside of Massachusetts and other product lines within Massachusetts, including homeowners and commercial lines of general liability and property insurance, rates are based in part on loss cost data from the Insurance Services Office, or ISO, which is an industry bureau providing policy forms and rate making data, and in part, on our own experience and other companies' price levels. We are not obligated by statute to accept every homeowners risk submitted to us. Accordingly, risks meeting our underwriting guidelines are accepted, and all other risks are declined or not renewed. We use ISO policy forms and have added special coverage features to meet our product needs. Rates and forms must be filed with and approved or not disapproved by the insurance commissioner in each state where we do business.

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

Involuntary Pool

      Our insurance subsidiaries are required to participate in various Property Insurance Underwriting Associations, the most significant of which is the Fair Access to Insurance Requirements Plan (FAIR Plan) in Massachusetts. The federal government reinsures those insurers participating in FAIR Plans against excess losses sustained from riots and civil disorders. The Massachusetts FAIR Plan has coastal policies which could result in losses which could be material to the FAIR Plan and participating insurance companies. The Massachusetts FAIR Plan does not purchase catastrophe reinsurance; consequently, we have exposure for our proportionate share of catastrophic events occurring in the FAIR Plan. Effective July 1, 2005, we purchased a one-year Catastrophe Treaty for our exposure to FAIR Plan losses in excess of $100,000 up to a total FAIR Plan loss of $1,000,000. We purchased 6% of this treaty which will afford us a recovery of $54,000 excess of a $6,000 retention if the FAIR Plan should suffer a $1,000,000 or greater loss. The estimated 250-year probable maximum loss for the FAIR Plan is approximately $1,000,000. This loss estimate is the average of the two catastrophe models utilized by the FAIR Plan.

Settlement of Claims

      Claims under insurance policies written by us are investigated and settled primarily by our claims adjusters at our Webster, Massachusetts headquarters. Commerce also employs investigators to address suspected insurance fraud and abuse. American Commerce settles claims at its home office in Ohio, the Webster, Massachusetts headquarters and three regional claims offices located around the country. In addition to these individuals, American Commerce uses the services of independent appraisal firms and independent property adjusting companies, which are also located around the country. Commerce West settles claims at its home office. In addition, Commerce West uses the services of independent appraisal firms located in California, Oregon and Arizona. If a claim or loss cannot be settled and results in litigation, we retain outside counsel to represent us.

      We believe that, based on surveys of our agency force and insureds, through our claims staff of experienced adjusters, appraisers, managers, and administrative staff, we have higher customer satisfaction than many of our competitors.

All claims office staff members work closely with agents, insureds and claimants with a goal of settling claims fairly, rapidly and cost effectively.

      Commerce has a 24-hour claim reporting service in Massachusetts to third-party claimants and insureds of interested agencies. This service allows customers to report their first notice of a loss at any time of the day, 365 days a year. This reporting methodology allows us to improve customer satisfaction by making the initial claim handling much faster and ultimately reducing indemnity payments such as rental and storage.

Loss and Loss Adjustment Expense (LAE) Reserves

      The following table represents the development of reserves, net of reinsurance, for 1995 through 2005. The top line of the table shows the reserves at the balance sheet date for each of the indicated years, representing the estimated losses and LAE for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of successive years expressed as a percentage with respect to that year's ending reserve liability. The lower portion of the table shows the re-estimated amount as a percentage of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments and the frequency and severity of claims for individual years. Favorable loss development exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2005. Favorable development is depicted as a positive number in the line "Redundancy expressed as a percentage of year end reserves." The table shows that we have redundancies in each of the last ten years.

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

Loss and LAE Reserve Development (dollars in millions)

	2005	2004	2003	2002	2001	2000	1999	1998(1)	1997	1996	1995

	(Dollars stated in millions)

Reserves for losses and loss
adjustment expenses	$834.7	$830.1	$792.3	$678.3	$594.2	$585.9	$558.8	$561.2	$529.8	$534.0	$493.9

Paid (cumulative) as a percentage
of current reserves as of:
One year later		48.5%	51.4%	52.6%	52.6%	53.8%	52.4%	49.3%	53.6%	52.5%	49.9%
Two years later			71.4	72.8	73.4	73.9	74.5	72.8	78.0	75.3	72.3
Three years later				85.8	85.7	85.5	85.7	84.3	93.0	88.1	86.5
Four years later					92.2	92.7	91.9	89.8	99.3	96.7	93.3
Five years later						96.2	96.2	92.9	102.3	99.7	98.6
Six years later							98.1	94.8	103.6	100.9	99.5
Seven years later								95.6	104.6	101.5	100.3
Eight years later									105.1	102.2	100.7
Nine years later										102.6	100.9
Ten years later											101.2
Reserves re-estimated as a
percentage of initial reserves as of:
One year later		92.6%	92.8%	96.3%	97.6%	94.0%	92.4%	92.9%	88.4%	84.3%	82.2%
Two years later			90.7	93.8	93.9	93.7	90.3	91.9	85.6	79.3	74.1
Three years later				92.7	92.7	91.8	90.3	91.3	85.1	77.4	71.5
Four years later					91.6	91.4	89.3	91.3	84.7	77.3	69.7
Five years later						90.6	89.1	88.8	84.4	77.1	70.4
Six years later							87.8	88.8	81.0	76.8	70.1
Seven years later								88.0	80.7	74.5	69.9
Eight years later									80.1	74.2	68.3
Nine years later										73.9	68.3
Ten years later											68.0
Redundancy expressed as a
percent of year end reserves		7.4%	9.3%	7.3%	8.4%	9.4%	12.2%	12.0%	19.9%	26.1%	32.0%

Gross liability, end of year	$989.2	$990.3	$957.4	$815.6	$695.2	$684.8	$671.0	$657.0	$639.7	$658.0	$620.9
Reinsurance recoverables	154.5	160.2	165.1	137.3	101.0	98.9	112.2	95.8	109.9	124.0	127.0

Net liability, end of year	$834.7	$830.1	$792.3	$678.3	$594.2	$585.9	$558.8	$561.2	$529.8	$534.0	$493.9

Gross re-estimated liability - latest	$ -	$912.1	$847.8	$787.4	$682.8	$667.6	$619.0	$619.1	$563.2	$576.5	$519.3
Re-estimated recoverable - latest	-	143.4	128.8	158.9	138.7	137.1	128.2	124.9	138.9	182.0	183.4

Net re-estimated liability - latest	$ -	$768.7	$719.0	$628.5	$544.1	$530.5	$490.8	$494.2	$424.3	$394.5	$335.9

___________________
(1)

The 1998 amount includes an adjustment to add $63.1 million in loss and LAE reserves related to the purchase of American Commerce at January 29, 1999. For additional information about losses and LAE, gross and net of reinsurance, see Note F to the audited consolidated financial statements included in this Form 10-K.


      Included in our loss reserves are liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as lead paint, oil spills and mold. We held reserves in the amount of $3,665 for lead paint related claims at December 31, 2005. Our reserves for environmental claims such as oil spills and mold were $3,552 and $555 respectively, at December 31, 2005. These reserves have been established to cover claims for known losses. Because of our limited exposure to these types of claims, we believe they will not have a material impact on our financial position.

Operating Ratios

      Loss and Underwriting Expense Ratios. Loss and underwriting expense ratios are used to interpret the underwriting experience of property and casualty insurance companies on a statutory basis. Certain corporate expenses included in our loss adjustment expenses and policy acquisition costs do not impact the statutory loss and LAE ratio or the statutory underwriting ratio because they are not expenses borne by our insurance subsidiaries. Underwriting profit margins are reflected by the extent to which the sum of the loss and underwriting expense ratios, which we refer to as the combined ratio, is less than 100%. The combined ratio is considered the best simple index of current underwriting performance of an insurer. The ratios which follow include lines of insurance other than automobile. Data for the property and casualty industry generally may not be directly comparable to our data. This is because we conduct our business primarily in Massachusetts, where approximately 87.3% of our direct premiums were written for the year ended December 31, 2005, and, secondly, we primarily write personal automobile insurance.

	Year Ended December 31,

	2005	2004	2003	2002	2001

Company group statutory ratios (unaudited)
Loss and LAE ratio	60.8%	62.8%	73.4%	75.1%	74.5%
Underwriting expense ratio	26.5%	24.9%	22.9%	23.6%	24.2%

Combined ratio	87.3%	87.7%	96.3%	98.7%	98.7%

Industry combined ratio (all writers) (1)	96.0%	94.4%	94.4%	104.5%	109.5%

___________________
(1)

Source: A.M. Best's Review/Preview (January 2006), as reported by A.M. Best for all property and casualty insurance companies and adjusted to reflect our relative product mix. The 2005 industry information is estimated by A.M. Best.

      Premiums-to-Surplus Ratio. While there is no regulatory requirement applicable to us which establishes a permissible statutory net premiums-to-surplus ratio, guidelines established by the NAIC provide that this ratio should be no greater than 300%.

The premium-to-surplus ratios for the five years ended 2005 for our industry and us follow (in millions of dollars):

	2005	2004	2003	2002	2001

Net premiums written by us	$1,736.2	$1,712.5	$1,555.5	$1,313.0	$1,079.0
Policyholders' surplus of our
insurance subsidiaries(1)	$1,477.3	$1,290.1	$1,075.1	$ 662.0	$ 715.9
Our ratio	117.5%	132.8%	144.7%	198.3%	150.7%
Industry ratio(2)	102.9%	108.5%	117.4%	130.5%	112.0%

___________________
(1)

The increase in policyholders' surplus from 2002 to 2003 was primarily the result of our $300 million debt offering. The proceeds from the offering were used as additional paid-in capital for Commerce.

(2) Source: A.M. Best's Review/Preview (January 2006), for all property and casualty insurance companies. The 2005 industry information is estimated by A.M. Best.

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


      For additional information on our investment income and investment portfolio, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note C to the audited consolidated financial statements included in this Form 10-K.

Regulation

      Our business is subject to extensive regulation. In Massachusetts, the Commissioner of Insurance is appointed by the Governor and has broad authority. The Commissioner sets maximum policy rates and establishes minimum agent commission levels on personal automobile insurance. In addition, the Commissioner grants and revokes licenses to write insurance, approves policy forms, sets reserve requirements, determines the form and content of statutory financial statements and establishes the type and character of portfolio investments. The Commissioner also approves company submissions regarding affinity group insurance programs and corresponding discounts along with safe driver deviations. Consequently, the policies and regulations set by the Commissioner are an important element of writing insurance in Massachusetts. In states other than Massachusetts, premium rates generally must be filed with, and approved or not disapproved by the Commissioner of Insurance in that particular state. In general, minimum commissions to agents are not set by the other state commissioners.

      State insurance regulators are responsible for conducting periodic examinations of insurance companies. Massachusetts Division of Insurance regulations provide that insurance companies will be examined every five years or more frequently as deemed prudent by the Commissioner. California Department of Insurance regulations provide that insurance companies will be examined every three years. Ohio Department of Insurance regulations provide that insurance companies will be examined at least every five years. Both Commerce and Citation were examined for the five-year period ended December 31, 2003. Commerce West was last examined in 2004 by the California Department of Insurance for the four-year period ended December 31, 2003. American Commerce was examined in 2004 by the Ohio Department of Insurance for the five-year period ended December 31, 2002. These examinations produced no material findings.

      At the state level, various forms of automobile insurance reform are continuously debated. In Massachusetts, for example, new regulations and legislation are often proposed with the goal of reducing the need for premium increases or to alter CAR deficit sharing. See Massachusetts Automobile Business section of Item 1, Business, and Commonwealth Automobile Reinsurers section of Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, for further discussion.

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

      New York Attorney General Eliot Spitzer and his staff have been challenging two separate but related insurance industry practices - fraudulent bid fixing and certain contingent commission payments. Mr. Spitzer and his staff have taken legal action against several companies as a result of these challenges. No such action has been taken against us or any of our subsidiaries by any regulator in regards to these practices, nor do we expect any such action to occur.

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


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

Rates and commissions in states other than Massachusetts are set competitively on a company-by-company and state-by-state basis.

      Mandatory Underwriting. With minimal exception, Massachusetts law specifies that all individuals holding a valid driver's license be entitled to purchase the mandatory automobile insurance coverages regardless of their driving experience or accident record. Massachusetts law also places certain restraints on insurers' discretion to refuse to renew automobile insurance policies. Policyholders are generally entitled to renew except in cases of fraud, material misrepresentation, revocation or suspension of an operator's license or nonpayment of premiums. With very limited exceptions, servicing carriers that participate in CAR in Massachusetts must accept every automobile risk submitted to them.

      Under the Massachusetts system of rate regulation, some personal automobile insurance risks are purposefully under-priced by the Commissioner, and therefore, absent state-intervention, insurers would not ordinarily choose to write those risks. The CAR reinsurance program described below is intended to mitigate the burden imposed by under-pricing and the Massachusetts take-all-comers system, by allowing insurers to transfer the exposure for under-priced risks to an industry pool, and by granting participation credits for certain under-priced risks. These credits are required by statute.

      Commonwealth Automobile Reinsurers. CAR is a Massachusetts state-mandated reinsurance mechanism, under which all premiums, expenses and losses on ceded business are pooled and shared by all insurers. It is similar to a joint underwriting association because a limited number of insurers participate in the program as servicing carriers. At December 31, 2005, there were a total of 19 companies, including Commerce, that were servicing carriers for the personal automobile pool. Effective January 1, 2006, six insurers, including Commerce, were limited servicing carriers for the commercial automobile market. See the previous discussion of CAR's new commercial program in the Massachusetts Automobile Business section.

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

      An insurer may terminate its participation in CAR by surrendering its license to write automobile policies in Massachusetts. Termination does not discharge or otherwise affect liability of an insurer incurred prior to termination. A withdrawing insurer is assessed a share of CAR's projected deficits for future years based on the insurer's prior years' participation in CAR. The assessment paid by the withdrawing insurer is redistributed to the remaining insurers based on their participation ratios.

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

      Insurance Holding Company Structure. As an insurance holding company, we are subject to regulation under the insurance holding company statutes of the states in which our subsidiary insurance companies are incorporated. Because our subsidiaries are members of an insurance holding company system, they are required to register with their respective Divisions of Insurance and to submit reports describing:

*	the capital structure;

*	general financial condition;

*	ownership and management of each insurer and any person or entity controlling the insurer;

*	the identity of every member of the insurance holding company system; and

*	the material outstanding transactions between the insurer and its affiliates.

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

      The aggregate amount of dividends calculated in accordance with regulations in Massachusetts, California and Ohio that could have been paid in 2005 from all of our insurance subsidiaries without prior regulatory approval was approximately $241,062, of which $68,410 was declared and paid during 2005.

      Protection Against Insurer Insolvency. All insurance companies are required to participate in insurance insolvency fund programs in the states in which they write. For further information, please refer to Note L to the audited consolidated financial statements included in this Form 10-K.

      National Association of Insurance Commissioners Guidelines. The NAIC Insurance Regulatory Information System, or IRIS, was developed by a committee of state insurance regulators and is intended primarily to assist state insurance regulators in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the "usual values" on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the year ended December 31, 2005, our consolidated property and casualty operations had no ratios outside the "usual values."

      In order to enhance the regulation of insurer insolvency, the NAIC developed a formula and model law to provide for risk-based capital, or RBC, requirements for property and casualty insurance companies. The model law has since been adopted in all states. RBC requirements are designed to assess capital adequacy and to raise the level of protection that

statutory surplus provides for policyholder obligations. The RBC model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers:

(1)	underwriting, which encompasses the risk of adverse loss development and inadequate pricing;

(2)	declines in asset values arising from credit risk; and

(3)	other business risks from investments.

      Insurers having less statutory surplus than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC model formula has four levels of regulatory action. The extent of regulatory intervention and action increases as the percentage of surplus to RBC falls. The first level, defined by the NAIC as the "Company Action Level," requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. As indicated in the following table, the RBC level of each of our insurance subsidiaries at December 31, 2005 significantly exceeded the 200% RBC level requirements.

	Commerce	Citation	American Commerce	Commerce West

Statutory surplus	$1,172,986	$140,578	$112,073	$51,671
200% RBC Company Action Level	193,025	22,452	16,225	7,214

Statutory surplus in excess of RBC
Company Action Level	$ 979,961	$118,126	$ 95,848	$44,457

RBC amounts	$ 96,513	$ 11,226	$ 8,112	$ 3,607

Percent of surplus to RBC amounts	1,215%	1,252%	1,382%	1,433%

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

      We believe that the Massachusetts regulatory environment has discouraged certain companies with more traditional underwriting and pricing approaches from establishing a presence or expanding their market share in Massachusetts. We believe that proposed changes to CAR rules and the Massachusetts personal auto system reflect a desire expressed by the Commissioner and the Massachusetts Governor to change the Massachusetts system for regulating automobile insurance to one that is comparable to the regulatory framework in most other states. Any material change to the regulatory environment in Massachusetts could adversely affect our business. For additional information, see "Massachusetts Personal Automobile Insurance" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

      Other States. We compete with various regional and domestic insurers, national agency companies and direct writers. Any of these competitors could undertake actions that could adversely affect our profitability, such as pricing automobile insurance premiums more aggressively or offering greater compensation to independent agencies.

Our Employees

      As of December 31, 2005, we employed 2,166 people. Commerce employed 1,842 people; American Commerce employed 239 people; Commerce West employed 85 people; and Citation had no employees. We are not a party to any collective bargaining agreements, and we believe our relationships with our employees are very good.

Information Available on Our Website

      We make available, free of charge, on our website (http://www.commerceinsurance.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the United States Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The following are also posted on our website and are available in print to any stockholder upon request:

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

ITEM 1A. RISK FACTORS

      There are various risks involved in investing in the Company, some of which are described below. Investors should carefully consider each of the following factors and all of the other financial information in this annual report, including the information incorporated by reference.

Regulatory or legislative changes to enhance competition in Massachusetts are being considered and, if enacted, could adversely affect our market share and profitability.

      From time to time, the Massachusetts Division of Insurance considers potential changes and reforms to the Massachusetts personal automobile insurance system that would have the goal of enhancing competition. Massachusetts is currently the only state that we write business in where personal automobile insurance rates are set by state regulators. The Massachusetts Governor has proposed changes to the state laws that include allowing companies to set their own premiums subject to state oversight. Insurers would have flexibility in their rates but would be subject to a 15% maximum annual increase in premiums.

The Massachusetts regulatory environment currently:

*	requires personal automobile insurers to issue a policy to any eligible applicant who seeks one, known as the "take all comers" law,

*

fixes maximum personal automobile rates, which has the effect of keeping premiums artificially low on specific high risk segments of the market, such as urban and youthful drivers, effectively imposing higher premiums on lower risk segments,

*	fixes the SDIP point assignment criteria and rating factors,

*

assigns certain agents that have not been able to obtain a voluntary contract with another insurer, known as Exclusive Representative Producers, or ERPs, to servicing carriers on the basis of market share,

*	apportions losses incurred by the state-mandated residual market run by Commonwealth Automobile Reinsurers, known as CAR,

*	mandates that higher compulsory and optional coverages be offered to all eligible drivers, and

*	establishes minimum agency commissions.

      Our marketing and underwriting strategies are limited by maximum premium rates and minimum agency commission levels for personal automobile insurance, which are mandated by the Commissioner. Rate decisions by the Commissioner are based upon claims experience and other data which are several years old and may not reflect current conditions. If the Commissioner sets inadequate premium rates, our results of operations could be adversely affected. Future increases in commission rates would also adversely affect our results of operations unless there were corresponding increases in premiums.

      Changes in the prevailing regulatory environment could adversely affect our competitive position. We are unable to predict what, if any, changes to the regulatory system the Division may implement and, therefore are unable to determine whether the impact would be favorable or unfavorable to us, and the effect, if any, that it would have on competition, nor can we predict when any changes would take effect.

We are primarily a personal automobile insurance carrier, and therefore our business may be affected by conditions in the industry.

      Approximately 82.8% of our direct premiums written for the year ended December 31, 2005 were generated from personal automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the personal automobile insurance industry could have a material adverse effect on our results of operations and financial condition. Factors that negatively affect cost trends and our profitability include inflation in automobile repair costs, automobile parts costs, used car prices and medical care. Increased litigation of claims may also adversely affect loss costs. In addition, these developments in the personal automobile insurance industry would have a disproportionate effect on us, compared to insurers that are more diversified across multiple business lines.

We write a substantial portion of our business in Massachusetts, and therefore our business may be adversely affected by changing conditions and adverse legislative, regulatory and judicial decisions in Massachusetts.

      Approximately 87.3% of our direct premiums written for the year ended December 31, 2005 were generated in Massachusetts. Therefore, our revenues and profitability are subject to prevailing regulatory, economic, demographic, competitive and other conditions, including weather-related events as described below, and regulatory and judicial decisions in Massachusetts. Changes in any of these conditions or the rendering of an adverse regulatory and judicial decision could make it more costly or difficult for us to conduct our business. In addition, these developments would have a disproportionate effect on us, compared to insurers that do not have such a geographic concentration.

Our financial performance may be materially adversely affected by severe weather conditions or other catastrophic losses.

      We are exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by natural events, such as hurricanes, coastal storms, severe ice or snow storms, tornadoes, windstorms, earthquakes, hailstorms and fires, and man-made events, such as explosions, terrorist attacks or riots. The incidence and severity of such catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. The occurrence of claims from catastrophic events is likely to result in substantial volatility in our financial condition or results of operations and our ability to write new business. This volatility is compounded by accounting regulations that do not permit reinsurers to reserve for such catastrophic events until they occur.

      The occurrence of severe weather conditions is inherently unpredictable. There is generally an increase in claims frequency and severity under the personal automobile insurance we write when severe weather occurs because of a higher incidence of vehicular accidents and other insured losses tend to occur as a result of severe weather conditions. Except for policies that are covered under the Fair Access to Insurance Requirements Plan in Massachusetts, we do not carry reinsurance for physical damage or comprehensive catastrophic-related losses for our personal or commercial automobile product lines.

      In addition, we have exposure to an increase in claims frequency and severity under the homeowners and other property insurance we write because property damage may result from severe weather conditions. Some catastrophes are restricted to small geographic areas; however, hurricanes, coastal storms, tornadoes, winter storms, windstorms, earthquakes, terrorist attacks and other man-made catastrophes may produce significant damage over large, heavily populated areas.


Although we participate in a quota share reinsurance program to limit our exposure to these types of natural catastrophes, we would have no reinsurance recoveries for a single event catastrophe to the extent that the total loss exceeds $484,000. This calculation is based on the annual estimated amount of premiums subject to 75% quota share reinsurance program effective July 1, 2005. Several limitations are included in this program specific to losses related to nuclear, chemical and biological terrorist events. Our maximum loss recovery in case of these types of events is estimated at $30,000. Although we attempt to manage our exposure to such events, a single catastrophic event could affect multiple geographic zones or the frequency or severity of catastrophic events could exceed our estimates. As a result, the occurrence of one more catastrophic events could have a material adverse effect on our financial condition or results of operations.

      We are part of a joint underwriting association that provides excess loss coverage to nuclear power plants and related facilities. Our maximum exposure in the event of a catastrophic loss at an insured nuclear facility is $5,000.

If we are not able to attract and retain independent agents, our business could be adversely affected.

      We market our insurance primarily through independent agents. We must compete with other insurance carriers for the business of these independent agents. Additionally, most agents represent more than one company, which means we face competition within each agency. Some of our competitors offer a larger variety of products, lower prices for insurance coverage or higher compensation. While we believe that the compensation and services we provide to our agents are competitive with other insurers, changes in compensation, services or products offered by our competitors could make it harder for us to attract and retain independent agents to sell our insurance products.

If our affinity relationship with one or more AAA clubs, especially in Massachusetts, were to be terminated, we would lose a significant avenue for our affinity programs, which would likely lead to a decline in our sales of personal automobile insurance products, that would then adversely affect our business and results of operations.

      Since 1995, we have actively pursued affinity group marketing programs, which provide participating groups with a means of purchasing discounted private passenger automobile insurance through associations and employer groups. The AAA affinity program is the largest of these affinity programs. This is especially true in Massachusetts.

      In Massachusetts, we are the exclusive underwriter of personal automobile group programs for three AAA clubs. We have a rolling three-year contract with each of these AAA clubs that may be terminated by them upon a minimum of two years' written notice. A significant portion of our Massachusetts premiums written is derived through the AAA affinity program. Direct written premiums written through the AAA affinity program during 2005 totaled $727,200, or 38.8% of total direct written premiums or 44.5% of Massachusetts direct written premiums.

      Direct premiums written by American Commerce in the top five states in which American Commerce does business, excluding Arizona, represented $118,500, or 67.7% of American Commerce's direct premiums written and 6.3% of our total direct premiums written in 2005. Furthermore, all of American Commerce's business in each of these states is generated by one or more insurance agencies owned by a single AAA club in that state, with limited exceptions.

      We have particularly significant relationships with AAA Southern New England that are important to various aspects of our business. Since 1995 we have maintained an exclusive affinity group marketing relationship with a Massachusetts agency controlled by AAA Southern New England. In 2005, that agency wrote the greatest amount of our Massachusetts personal automobile business, accounting for $108,600, or 5.8% of our total direct premiums written. AAA Southern New England also controls a Rhode Island insurance agency that in 2005 produced $25,200 of direct premiums written for our subsidiary American Commerce, representing 1.3% of our total direct premiums written for that year. In addition, AAA Southern New England owns a 5% equity interest in ACIC Holding, the holding company of American Commerce that is 95% owned by us.

      Should one or more of the significant AAA clubs elect to terminate its exclusive agreement, we would lose a significant avenue for offering affinity discounts, and we may not be able to achieve comparable sales through different affinity programs or otherwise. We also expect that we would lose the business written through any insurance agency owned by an AAA club that elects to terminate its exclusive arrangement with us. A termination of relationships with AAA Southern New England agencies could also adversely affect our ability to develop or maintain relationships with other AAA clubs. For these reasons, the termination of our exclusive arrangement with one or more of the AAA clubs may have an adverse effect on our business and results of operations.

Established competitors with greater resources may make it difficult for us to market our products effectively and offer our products at a profit.


      We compete with various regional and domestic insurers, national agency companies and direct writers. Some of these competitors have financial resources greater than ours. Any of these competitors could undertake actions that could adversely affect our profitability, such as pricing automobile insurance premiums more aggressively or offering greater compensation to independent agencies. Our present soft market augments the risk of these competitive actions.

We may not be able to preclude other companies from engaging in insurance-related business in Massachusetts using the words "Commerce" and "Insurance" in its name or service marks; and we believe that our business will be harmed if any other company in fact conducts insurance-related business in Massachusetts using the words "Commerce" and "Insurance" in its name or service marks.

      Commerce Insurance, which has been writing business in Massachusetts for more than 33 years under the names and marks The Commerce Insurance Company and Commerce Insurance Company, holds Massachusetts state registrations for those marks, but no federal registrations. We have reason to believe that Commerce Bancorp, Inc. a New York Stock Exchange-listed financial services company, and its subsidiary Commerce Insurance Services, Inc. d/b/a Commerce Insurance Brokerage Services, both of Cherry Hill, New Jersey, are now in, or are on the verge of entering, Massachusetts to provide a variety of insurance services under variants of the mark Commerce Insurance. Commerce Bancorp has acquired or is seeking to acquire federal registrations for marks including the words "Commerce" and "Insurance." In August 2003, Commerce Bancorp filed applications in the United States Patent and Trademark Office to register the mark Commerce Insurance Services and the mark Commerce C Insurance Services and related design. Moreover, we understand that Commerce Bancorp acquired by assignment from the original owner of a federal registration for the mark Commerce for use in connection with "insurance agencies featuring home, accident, life, property, casualty and business insurance" that was issued in 1997.

      We are opposing Commerce Bancorp in two separate proceedings, one now pending in Federal District Court, and the other before the Trademark Trial and Appeal Board of the United States Patent and Trademark Office. On February 22, 2006, our subsidiary Commerce Insurance filed a complaint in the Federal District Court for the District of Massachusetts, seeking preliminary and permanent injunctions and damages against Commerce Bancorp and Commerce Insurance Services for trade name and service mark infringement and unfair competition under federal statutory law and for trade name and service mark infringement and unfair competition under federal statutory law and for trade name and service mark infringement, unfair competition, and dilution under Massachusetts statutory and common law. The Commerce Insurance complaint alleges, among other things, that the use in Massachusetts by Commerce Bancorp and Commerce Insurance Services of marks including the words "Commerce" and "Insurance" will create the likelihood of dilution of our Commerce Insurance marks, because our marks (1) are either inherently distinctive or have acquired secondary meaning, and (2) are likely to be confused with the Commerce Bancorp and Commerce Insurance Services use of their marks. A hearing is scheduled for March 20, 2006 on our motion for a preliminary injunction. In May, 2005, we began opposing both of the applications filed by Commerce Bancorp in a proceeding before the Trademark Trial and Appeal Board. We have asked the Trademark Trial and Appeal Board to suspend the proceeding before it, pending resolution of the Federal District Court case. We cannot predict whether we will be successful in opposing Commerce Bancorp and Commerce Insurance Services either in Federal District Court or before the Trademark Trial and Appeal Board.

      If our opposition is unsuccessful, we believe that we will continue to be able to use the marks Commerce Insurance, The Commerce Insurance Company and Commerce Insurance Company in Massachusetts, but that our business will be harmed if Commerce Bancorp and Commerce Insurance Services in fact conduct insurance-related business in Massachusetts using the words "Commerce" and "Insurance".

We are subject to comprehensive regulation by Massachusetts as well as the other states in which we operate, and our ability to earn profits may be restricted by changes to these regulations.

      General Regulation. We are subject to regulation by government agencies in Massachusetts, as well as in the other states in which we operate, and we must obtain prior approval for certain corporate actions. In Massachusetts, for example, we must comply with regulations involving:

*	mandatory underwriting, commonly known as take-all comers regulations;

*	transactions between an insurance company and any of its affiliates;

*	the payment of dividends;

*	the acquisition of an insurance company or of any company controlling an insurance company;

*	approval or filing of premium rates and policy forms;

*	approval of the SDIP and rating factors;

*	solvency standards;

*	minimum amounts of capital and surplus that must be maintained;

*	limitations on types and amounts of investments;

*	restrictions on the size of risks that may be insured by a single company;

*	limitations on the right to cancel or choose not to renew policies in some lines;

*	regulation of the right to withdraw from markets or terminate involvement with agencies;

*	requirements to participate in residual markets, such as CAR, or other state-mandated insurance pools;

*	licensing of insurers and agents;

*	deposits of securities for the benefit of policyholders; and

*	reporting with respect to financial condition.

      The other states in which we operate have similar regulations. In addition, insurance department examiners from Massachusetts, California and Ohio perform periodic financial and market conduct examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than security holders.

      Massachusetts requires that all licensed property and casualty insurers bear a portion of the losses suffered by some insureds as a result of impaired or insolvent insurance companies. In 2005, 2004 and 2003, we were assessed $128, $6,304 and $8,106, respectively, by the Massachusetts Insurance Insolvency Fund (MIIF) as our portion of these losses. In addition, Massachusetts has established an underwriting association in order to ensure that property insurance is available for owners of high risk property who are not able to obtain insurance from private insurers. The losses of this underwriting association are shared by all insurers that write property and casualty insurance in Massachusetts. We are assessed from time to time to pay those losses. The effect of these assessments could reduce our profitability in any given period and limit our ability to grow our business. Additionally, Commerce West and American Commerce are domiciled in California and Ohio, respectively, and are both covered by similar associations in the states in which they do business. These associations operate similarly to the Massachusetts association described above. In 2005, 2004 and 2003, we were assessed $76, $126 and $190, respectively, by these associations.


      We are unable to predict future changes in the political, economic or regulatory environments in Massachusetts and other states. We cannot assure you that existing insurance-related laws and regulations will not become more restrictive in the future or that new restrictive laws will not be enacted, and we cannot predict the potential effects on us of any such laws and regulations.

      Commonwealth Automobile Reinsurers Program. We are subject to the extensive regulation of the private passenger automobile insurance industry in Massachusetts, and our ability to earn profits may be restricted by these requirements. Owners of automobiles are required to demonstrate minimum automobile insurance coverage prior to registration. Generally, we are required by law to issue a policy to any applicant who seeks it. On the basis of our market share, we are assigned ERPs. In addition, we are required to participate in the state-mandated reinsurance program run by CAR, to which we may cede risks that we believe are underpriced and from which we are allocated a portion of the program's overall losses. Since its inception, CAR has annually generated underwriting losses, primarily in the personal automobile pool. All companies underwriting automobile insurance in Massachusetts share in the underwriting results of the CAR business for their respective product line or lines. A company's proportionate share of the CAR personal automobile deficit is based on its market share, adjusted by a utilization formula such that, in general, a company's participation ratio is disproportionately and adversely affected if its relative use of CAR reinsurance exceeds that of the industry, and favorably affected if its relative use of CAR reinsurance is less than that of the industry. Participation in the CAR commercial automobile deficit is based on a company's voluntary market share. Finally, for the personal automobile CAR pool, an insurer's participation ratio may be affected by credits received for not reinsuring through CAR automobile risks in selected underpriced classes and territories. An insurer's participation ratio will be favorably affected if its relative use of credits exceeds that of the Massachusetts industry. Credit values are set annually by CAR, and we cannot forecast whether the yearly changes will be beneficial or detrimental to the results of our personal automobile insurance business.

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, each of the remaining members of CAR will be required to pay its pro-rata share of the member who fails to pay its obligations. As a result of the concentration of the Massachusetts market for personal automobile insurance, the assessment could have a material adverse effect on our results of operations if one of the leading companies were to fail. At the present time, we are not aware of any CAR member company who has failed to meet its obligation.

      Proposals to change certain of CAR's rules are under consideration. For further discussion, see the CAR Regulatory Reform section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

If we unexpectedly lose certain key personnel, or are unable to attract and retain talented employees and executives, our ability to conduct business successfully could be hindered.

       Our future success depends significantly upon the continued contributions of certain key management personnel. We do not have employment agreements with any of our executive officers, nor do we have key man life insurance policies covering them. The unexpected loss of the services and the institutional knowledge of any one of these officers could adversely affect our business and harm our results of operations and financial condition. Additionally, our ability to continue profitable growth and to remain a competitive force in the marketplace depends, in part, on our ability to hire and retain talented employees. Arthur J. Remillard, Jr., our Chairman, President and Chief Executive Officer, has announced his intention to retire effective July 28, 2006. The Board of Directors has appointed Gerald Fels, our current Executive Vice President, as President, Chief Executive Officer and Chairman of the Board effective upon Mr. Remillard, Jr.'s retirement. We have employed Mr. Remillard, Jr. and Gerald Fels for approximately 30 years. Randall V. Becker, employed at Commerce since 1986, has been elected to succeed Mr. Fels as Chief Financial Officer, effective February 17, 2006. We have employed our other executive officers for an average of approximately 16 years each.

New claim, coverage and regulatory issues in the insurance industry may adversely affect us.

      As insurance industry practices and regulatory, judicial, and consumer conditions change, unexpected and unintended issues related to claims, coverage and underwriting may emerge. The issues can have a negative effect on our business by either extending coverage beyond our underwriting intent or by increasing the size of claims. Recent examples of emerging claims, coverage and underwriting issues include:

*

a growing trend of plaintiffs targeting automobile insurers in purported class action litigation relating to claims-handling practices such as total loss evaluation methodology and cases outside of Massachusetts alleging that insureds are entitled to recover the inherent diminution in the value of their vehicles involved in accidents;

*	increases in the number and size of water damage claims, including those related to expenses for testing and remediation of mold conditions;

*	the use of an applicant's credit rating as a factor in making risk selection and pricing decisions; and

*	the availability of coverages that pay different commission levels to agents depending upon premium level.

These and other unforeseen emerging claim, coverage and underwriting issues could negatively affect our results of operations or our methods of doing business.

We cannot assure you that our diversification strategy will be effective.

      We expect that our primary focus will continue to be our core business in Massachusetts and on enhancing our geographic diversity by increasing the proportion of business that we originate from the other states where we now have a significant presence. In addition, we have sought and may continue to seek to take advantage of opportunities that may arise to expand our core business into other states where we believe the independent agent distribution channel is strong or where American Commerce is able to establish new relationships with AAA clubs. We do not have expansion plans, other than in the states in which we currently write business. As a result of a number of factors, including the difficulties of finding appropriate expansion opportunities and the challenges of operating in an unfamiliar market, we may not be successful in finding opportunities to expand into other states or in taking advantage of opportunities that we may identify. We have not dedicated a specific amount of resources toward any of those diversification strategies for states in which we do not have a presence. There can be no assurance that any of the aforementioned strategies will ultimately be successful.

Our failure to maintain a commercially acceptable financial strength rating would significantly and negatively affect our ability to implement our business strategy successfully.

      An important factor in an insurer's ability to compete effectively is its financial strength rating. A.M. Best generally is considered to be a leading authority on insurance company ratings and information. A.M. Best assigns 15 ratings to insurance companies, which currently range from "A++ Superior" to "F in liquidation." A.M. Best has currently assigned each of our insurance subsidiaries a combined "A+ Superior" rating, which is the second highest rating issued by A.M. Best. According to A.M. Best, an insurer with a Superior rating has, in A.M. Best's opinion, a superior ability to meet its ongoing obligations to policyholders. Each of the insurance subsidiaries has also been assigned a stable outlook by A.M. Best, which indicates a company is experiencing stable financial/market trends, and there is a low likelihood that its rating will change in the near term.

      Moody's Investor Services also rates the financial strength of insurance companies, and has assigned an A2 ("Good") rating to Commerce, which is Moody's third highest rating. According to Moody's an insurer with an A2 ("Good") rating offers good financial security, with elements present which suggest a susceptibility to impairment sometime in the future. Moody's assigns nine ratings to insurance companies, which currently range from Aaa to C, with a numerical modifier in each generic rating classification to refer to the ranking in the group, with 1 being the highest and 3 being the lowest. Moody's divides their ratings into "strong" and "weak" companies, with companies in one of the top four rating categories being considered "strong" companies.

      Additionally, Standard & Poor's rates the financial strength of insurance companies and assigns eight ratings, which currently range from AAA to CC, and may further modify that rating with a "+" or a "-" to show relative standing within the category. S&P has assigned an "A" rating, its third highest rating, to Commerce and Citation. According to S&P, an insurer with an "A" rating has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.

      A.M. Best, Moody's and S&P base their ratings on factors that concern policyholders and not upon factors concerning investor protection. Such ratings are subject to change and are not recommendations to buy, sell or hold securities. Any future decrease in the ratings of one of our subsidiaries could adversely affect our competitive position.

      In addition, reinsurance companies and financial institutions use A.M. Best and other insurance ratings to help assess the financial strength and quality of insurance companies. A decline in the ratings of our property and casualty insurance subsidiaries may dissuade a reinsurance company or financial institution from conducting business with us or increase our reinsurance or interest costs.

Our losses and loss adjustment expenses may exceed our reserves, which could adversely affect our results of operations and financial condition.


      The reserves for losses and loss adjustment expenses, or LAE, that we have established are estimates of amounts needed to pay reported and unreported claims and related expenses based on facts and circumstances known to us as of the time we establish the reserves. Reserves are based on historical claims information, industry statistics and other factors. The establishment of appropriate reserves is an inherently uncertain process. This uncertainty arises from a number of factors, including the difficulty in predicting the rate of inflation and the rate and direction of changes in trends, interpretation of insurance policy provisions by courts, inconsistent decisions in lawsuits regarding coverage and expanded theories of liability. In addition, changes in claims settlement practices can lead to changes in loss payment patterns, which are used to estimate reserve levels. There can be no assurance that our ultimate liability will not materially exceed our reserves.

      Due to the inherent uncertainty of estimating reserves, it has been necessary, and will over time continue to be necessary, to revise estimated future liabilities as reflected in our reserves for claims and policy expenses. If our reserves subsequently are found to be inadequate and therefore must be strengthened, we would be required to treat the amount of such increase as a charge to our earnings in the period that the deficiency is recognized, which would have an adverse effect on our results of operations and financial condition.

      The historical development of reserves for losses and loss adjustment expenses may not necessarily reflect future trends in the development of these amounts. Accordingly, it is not appropriate to extrapolate redundancies or deficiencies based on historical information.

Market fluctuations and changes in interest rates have had, and may continue to have, significant and negative effects on our investment portfolio.

      Our results of operations depend in part on the performance of our invested assets. We had fixed income, preferred stock and preferred stock mutual fund investments with a market value of $2.5 billion at December 31, 2005 that are subject to:

*

market value risk, which is the risk that our invested assets will decrease in value, due to a change in the prevailing market yields on our investments, an unfavorable change in the liquidity of an investment or an unfavorable change in the financial prospects or a downgrade in the credit rating of the issuer of an investment or one or more other factors;

*

reinvestment risk, which is the risk that interest rates will decline, an investment will be redeemed and we will not be able to reinvest the proceeds in a comparable investment that provides a yield equal to or greater than the investment which was redeemed; and

*	liquidity risk, which is the risk that we may have to sell assets at an undesirable time and/or price to provide for payment of claims.

      In addition, our investment portfolio is subject to risks inherent in the domestic and international capital markets. The functioning of those markets, the value of our investments and our ability to liquidate investments on short notice may be adversely affected if those markets are disrupted by national or international events including, without limitation, wars, terrorist attacks, recessions or depressions, high inflation or a deflationary environment, the collapse of governments or financial markets, and other factors or events.

      Our fixed-income investment portfolio includes mortgage-backed and other asset-backed securities. As of December 31, 2005, mortgage-backed securities and other asset-backed securities constituted approximately 17.1% of our cash and invested assets. As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities and other asset-backed securities are paid more quickly, requiring us to reinvest the proceeds at the then current market rates.

      We seek to maintain a proper amount of diversity and liquidity in our portfolio; however, there can be no assurance that we will be successful in this regard. If our portfolio were to be impaired by market or issuer-specific conditions to a substantial degree, our liquidity, financial position and financial results could be materially adversely affected. Further, our income from these investments could be materially reduced, and write-downs of the value of certain securities could further reduce our profitability. In addition, a decrease in value of our investment portfolio could put our subsidiaries at risk of failing to satisfy regulatory capital requirements. If we were not at that time able to supplement our capital by issuing debt or equity securities on acceptable terms, our ability to continue growing could be adversely affected.


      We continue to monitor the effects of changing interest rates on the value of our fixed income and preferred stock investments. We estimate that a 200 basis point immediate increase in market interest rates would decrease the fair value of those investments at December 31, 2005 by 11.7%, or $283,888.

Our ownership interests in closed-end preferred stock mutual funds may cause our capital gains (losses) and corresponding net earnings to be more volatile than many other similar companies.

      Our net earnings has been significantly affected by our ownership interests in closed-end preferred stock mutual funds that we account for using the equity method of accounting. For our investment in any fund in which we own 20% or more of the fund's share, the equity method of accounting requires us to categorize as a realized investment gain or loss the change in the net asset value of that fund as compared to the end of the immediately preceding fiscal quarter. Those funds primarily invest in preferred stock and, therefore, an increase in interest rates would cause a significant decrease in the respective net asset values of those funds and, as a direct consequence, a significant increase in the net realized investment losses that we would recognize for those investments. As of December 31, 2005, we had investments in two funds, with a carrying value of $96,332, in which we own more than 20% of the funds' shares and therefore account for them under the equity method of accounting.

We may not be able to successfully alleviate risk through reinsurance arrangements, which could cause us to reduce our premiums written in certain lines or could result in losses.

      In order to reduce risk and increase our underwriting capacity, we purchase reinsurance. The availability and the cost of reinsurance protection is subject to market conditions, which are outside of our control. A catastrophe, even if it primarily affects a geographic area outside of our markets, could significantly limit the availability of reinsurance, which would adversely affect our ability to obtain reinsurance. As a result, we may not be able to successfully alleviate risk through these arrangements. In addition, we are subject to credit risk with respect to our reinsurance because the ceding of risk to reinsurers does not relieve us of our liability to our policyholders. A significant reinsurer's insolvency or inability to make payments under the terms of a reinsurance treaty could have a material adverse affect on our results of operations and financial condition.

Our results may fluctuate due to the highly cyclical nature of the insurance industry.

      Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns of soft markets followed by hard markets. Although an individual insurance company's financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. We cannot predict with certainty how long any soft or hard market will last.

The failure of a key third party service vendor would adversely affect our ability to timely write Massachusetts automobile policies, which would adversely affect our results of operations.

      We use an unrelated third party service vendor, CGI Information Systems & Management Consultants, Inc., to provide rating and policy production data to us for use in underwriting our Massachusetts personal and commercial automobile policies. CGI Information Systems is a wholly-owned subsidiary of CGI Group, Inc., a provider of information technology services with which we have done business since the 1970s. On November 20, 2003, we renewed our service agreement with CGI Information Systems; the term of the agreement now runs until December 31, 2009. CGI Information Systems may terminate the service agreement only in the event of a material breach of the agreement by us or upon our insolvency. The agreement also provides that if CGI Information Systems is no longer able to make the service available, we have the option to license immediately the software used by CGI Information Systems for a fee of $250.

      In the event that CGI Information Systems becomes unable to provide us these services and we were to exercise the option to license the software, we would have to transition either to our own mainframe or to leased computer facilities, which we believe could take up to 30 days and possibly longer, depending primarily on availability of computer hardware and information technology personnel. During this period, we would have to process manually renewals and new applications in-house, which would significantly slow our processing time. Due to the variables involved, we are unable to estimate the length of the interruption or the expense we would incur in such a case, but we expect that such a disruption would adversely affect our future customer and agency relations and may materially and adversely affect our results of operations.


      If we were to lose the services of CGI Information Systems and determine that licensing their software was not practicable, we do believe that alternative sources for these services would be available. We are unable to estimate whether the annual cost for these services would be higher or lower than our costs under the current agreement, though we do not believe that the difference for these services would materially affect our results of operations in future period. We expect, however, that a transition to an alternate vendor would take a significant amount of time and expense. Due to the variables involved, we are unable to estimate the length of the interruption or the expense we would incur in such a case, but we expect that such an interruption could adversely affect our customer and agency relations, and may materially and adversely affect our results of operations.

We rely on our information technology and telecommunication systems, and the failure of these systems could materially and adversely affect our business.

      Increasingly, our businesses are dependent on computer and Internet-enabled technology. Although we have and test various disaster recovery plans, a sustained shutdown on one or more of our facilities, or a failure of one or more of our information technology, telecommunications or other business systems, could significantly impair our ability to perform our normal functions on a timely basis. In addition, because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such service exceeds capacity or third party systems fail or experience interruptions. If sustained or repeated, such a business interruption, systems failure or service denial could result in a deterioration of our ability to write and process new or renewal business, provide customer service, pay claims in a timely manner or perform other necessary corporate functions. This could materially and adversely affect our results of operations and future customer relations.

      We maintain insurance on our real property and other physical assets. This insurance will not fully compensate us for losses that may occur due to disruptions in service as a result of a computer, data processing or telecommunications system failure that is unrelated to covered property damage, nor will such insurance necessarily compensate us adequately for all losses resulting from covered events. Although we have an agreement that provides us with off-site disaster recovery back-up systems, we do not have a contingency plan to relocate employees to an alternate location.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      We do not have any unresolved written comments regarding our periodic or current reports that were received from the staff of the United States Securities and Exchange Commission not less than 180 days before December 31, 2005.

ITEM 2. PROPERTIES

      We conduct our operations for our property and casualty - Massachusetts segment from approximately 436,000 square feet of space in several buildings that we own in Webster, Massachusetts, which is located approximately 50 miles southwest of Boston. Our data processing and operational departments are housed in modern office buildings. Our property and casualty - Other than Massachusetts segment consists primarily of the operations of Commerce West and American Commerce. Commerce West currently leases approximately 22,000 square feet of office space in Pleasanton, California. American Commerce conducts its operations from approximately 40,000 square feet of space in a building it owns located on a two acre site in Columbus, Ohio. American Commerce also leases property at three district claims offices.

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

      On January 5, 2005, Commerce filed an action against the Commissioner in Massachusetts Superior Court appealing an order by the Commissioner adopting new rules that, among other things, replace the current loss-pooling residual market entity, CAR, with an assigned risk plan. Commerce contends that the new rules implemented by the Commissioner's order are inconsistent with existing Massachusetts insurance laws. Following a hearing on May 2, 2005, the Superior Court ruled, on June 20, 2005, that the Commissioner did not have the statutory authority to implement an assigned risk plan. The court's ruling annulled the Commissioner's order and vacated the new rules adopted pursuant to the order. The Commissioner appealed the Superior Court's decision to the Massachusetts Appeals Court. Commerce and the Commissioner then both petitioned for direct appellate review by the Massachusetts Supreme Judicial Court (the SJC). The SJC agreed on October


26, 2005 to hear the appeal directly. The parties have submitted briefs to the SJC, and the SJC is expected to hear oral arguments in April or May, 2006. We cannot predict how the SJC will rule on the appeal, nor can we predict when this matter will be resolved.

AAA Arizona

      As previously disclosed, in AAA Arizona, Inc. v. American Commerce Insurance Company (United States District Court for the District of Arizona), originally filed on May 16, 2005, AAA Arizona alleges, among other claims, that American Commerce has violated its contract with AAA Arizona by failing to pay approximately $1,700 in profit sharing that AAA Arizona claims to have earned during 2004. AAA Arizona also alleges that American Commerce is interfering with AAA Arizona's relationship with its members. AAA Arizona seeks an order from the court and an award of actual and consequential damages. We cannot estimate, as of the date of this Form 10-K, the amount of consequential damages that may be awarded to AAA Arizona if it is successful. American Commerce intends to vigorously defend this action, unless a reasonable settlement appears appropriate.

      In the third quarter of 2005, American Commerce filed a counterclaim against AAA Arizona and a complaint against the President and Chief Executive Officer of AAA Arizona, who formerly served as a Director of American Commerce, alleging breach of fiduciary duties, civil conspiracy, breach of duty of good faith and fair dealing, and other claims relating to the business relationship between AAA Arizona and a competitor of American Commerce. We cannot predict how the court will rule on this counterclaim nor can we predict when this matter will be resolved.

Commerce Bancorp

      Commerce Insurance, which has been writing business in Massachusetts for more than 33 years under the names and marks The Commerce Insurance Company and Commerce Insurance Company, holds Massachusetts state registrations for those marks, but no federal registrations. We have reason to believe that Commerce Bancorp, Inc., a New York Stock Exchange-listed financial services company, and its subsidiary Commerce Insurance Services, Inc. d/b/a Commerce Insurance Brokerage Services, both of Cherry Hill, New Jersey, are now in, or are on the verge of entering, Massachusetts to provide a variety of insurance services under variants of the mark Commerce Insurance. Commerce Bancorp has acquired or is seeking to acquire federal registrations for marks including the words "Commerce" and "Insurance." In August 2003, Commerce Bancorp filed applications in the United States Patent and Trademark Office to register the mark Commerce Insurance Services and the mark Commerce C Insurance Services and related design. Moreover, we understand that Commerce Bancorp acquired by assignment from the original owner of a federal registration for the mark Commerce for use in connection with "insurance agencies featuring home, accident, life, property, casualty and business insurance" that was issued in 1997.

      We are opposing Commerce Bancorp in two separate proceedings, one now pending in Federal District Court, and the other before the Trademark Trial and Appeal Board of the United States Patent and Trademark Office. On February 22, 2006, our subsidiary Commerce Insurance filed a complaint in the Federal District Court for the District of Massachusetts, seeking preliminary and permanent injunctions and damages against Commerce Bancorp and Commerce Insurance Services for trade name and service mark infringement and unfair competition under federal statutory law and for trade name and service mark infringement and unfair competition under federal statutory law and for trade name and service mark infringement, unfair competition, and dilution under Massachusetts statutory and common law. The Commerce Insurance complaint alleges, among other things, that the use in Massachusetts by Commerce Bancorp and Commerce Insurance Services of marks including the words "Commerce" and "Insurance" will create the likelihood of dilution of our Commerce Insurance marks, because our marks (1) are either inherently distinctive or have acquired secondary meaning, and (2) are likely to be confused with the Commerce Bancorp and Commerce Insurance Services use of their marks. A hearing is scheduled for March 20, 2006 on our motion for a preliminary injunction. In May 2005, we began opposing both of the applications filed by Commerce Bancorp in a proceeding before the Trademark Trial and Appeal Board. We have asked the Trademark Trial and Appeal Board to suspend the proceeding before it, pending resolution of the Federal District Court case. We cannot predict whether we will be successful in opposing Commerce Bancorp and Commerce Insurance Services either in Federal District Court or before the Trademark Trial and Appeal Board.

      If our opposition is unsuccessful, we believe that we will continue to be able to use the marks Commerce Insurance, The Commerce Insurance Company and Commerce Insurance Company in Massachusetts, but that our business will be harmed if Commerce Bancorp and Commerce Insurance Services in fact conduct insurance-related business in Massachusetts using the words "Commerce" and "Insurance".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol "CGI." The high, low and close prices for shares, as quoted on Bloomberg.com, of our common stock for 2005 and 2004 follow:

	2005			2004

	High	Low	Close	High	Low	Close

First Quarter	$70.00	$57.75	$61.98	$48.54	$39.27	$48.00
Second Quarter	64.34	57.50	62.11	49.95	42.98	49.37
Third Quarter	64.23	53.25	58.02	50.94	46.84	48.40
Fourth Quarter	59.52	53.63	57.28	62.68	46.98	61.04

      As of February 28, 2006, there were approximately 900 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in "street name" or held in accounts for approximately 2,400 participants of our Employee Stock Ownership Plan.

      Our Board of Directors voted to declare four quarterly dividends to stockholders of record totaling $1.47 per share and $1.31 per share in 2005 and 2004, respectively. On May 20, 2005, the Board voted to increase the quarterly stockholder dividend from $0.33 to $0.38 per share to stockholders of record as of May 31, 2005. Prior to that declaration, we had paid quarterly dividends of $0.33 per share dating back to May 21, 2004 when the Board voted to increase the dividend from $0.32 to $0.33 per share. On February 17, 2006, the Board approved an increase in the quarterly dividend from $0.38 per share to $0.45 per share to stockholders of record as of February 27, 2006. We have paid dividends on our common stock each year since 1994, but there can be no assurance that we will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to dividends that we have paid in recent periods.

      In November 2001, the Board of Directors authorized a stock buy-back program to purchase 2,000,000 shares of our common stock of which 1,141,700 shares have been purchased. During the period from January 1, 2005 through December 31, 2005, we did not purchase any of our common stock under this authorization.

      At times, we acquire shares of our common stock through transactions which involved the exercise of stock options by our officers. Instead of paying us cash to exercise their stock options, some officers tendered their previously owned shares of common stock in our Company, in accordance with the stock option agreement. The average price paid per share is calculated in accordance with the stock option agreement, and represents the five-day average of our common stock's daily high and low trading prices prior to exercise. The maximum number of shares that may yet be purchased under publicly announced plans are not affected by these transactions as our Board of Directors determined that such transactions do not apply to its stock buy-back authorization. A summary of all treasury stock transactions for the fourth quarter of 2005 follows:

2005 Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

October	--	--	--	858,300
November	--	--	--	858,300
December	--	--	--	858,300

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

We will provide, upon written request and without charge, a copy of this Form 10-K. Requests must be directed to:

Name:	Randall V. Becker
Title:	Chief Financial Officer and Treasurer
Address:	211 Main Street
Webster, MA 01570

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The data below should be read in conjunction with the consolidated financial statements, related footnotes, and other financial information included herein. All dollar amounts in the following tables are in thousands, except per share data.

	2005	2004	2003	2002	2001

Statement of Earnings Data:
Net premiums written	$1,736,191	$1,712,543	$1,555,499	$1,313,014	$1,078,967
Increase in unearned premiums	(26,267)	(73,710)	(109,871)	(102,974)	(35,315)

Earned premiums	1,709,924	1,638,833	1,445,628	1,210,040	1,043,652
Net investment income	123,211	115,711	92,183	98,466	99,563
Premium finance and service fees	28,298	28,281	26,908	21,498	17,819
Amortization of excess of book value of
subsidiary interest over cost	-	-	-	-	3,389
Net realized investment gains (losses)	22,907	23,628	76,103	(82,385)	(10,633)
Other income	41	118	-	9,500	-

Total revenues	1,884,381	1,806,571	1,640,822	1,257,119	1,153,790

Losses and loss adjustment expenses	1,050,186	1,044,840	1,070,147	909,769	781,631
Policy acquisition costs	463,297	439,232	350,250	295,324	264,377
Interest expense and amortization of bond fees	18,293	18,313	1,120	-	-

Total expenses	1,531,776	1,502,385	1,421,517	1,205,093	1,046,008

Earnings before income taxes, minority interest
and change in accounting principle	352,605	304,186	219,305	52,026	107,782
Income taxes	107,768	89,003	58,068	17,063	18,392

Earnings before minority interest and
change in accounting principle	244,837	215,183	161,237	34,963	89,390
Minority interest in net (earnings) loss of subsidiary	(925)	(752)	(294)	555	863

Earnings before change in accounting principle	243,912	214,431	160,943	35,518	90,253
Change in accounting principle, net of taxes	-	-	-	11,237	-

Net earnings	$243,912	$214,431	$160,943	$46,755	$90,253

Comprehensive income	$220,699	$201,751	$164,762	$59,625	$90,814

Basic earnings per share:
Before change in accounting principle	$7.26	$6.54	$5.03	$1.09	$2.69
Change in accounting principle	-	-	-	0.34	-

Net earnings	$7.26	$6.54	$5.03	$1.43	$2.69

Diluted earnings per share:
Before change in accounting principle	$7.21	$6.51	$4.99	$1.08	$2.67
Change in accounting principle	-	-	-	0.34	-

Net earnings	$7.21	$6.51	$4.99	$1.42	$2.67

Cash dividends paid per share	$1.47	$1.31	$1.27	$1.23	$1.19

	2005	2004	2003	2002	2001

Balance Sheet Data:
Total investments	$2,765,329	$2,527,733	$2,211,099	$1,613,439	$1,530,713
Premiums receivable	475,112	459,775	408,894	297,610	246,221
Total assets	3,927,010	3,612,243	3,211,286	2,419,073	2,187,143
Unpaid losses and loss adjustment expenses	989,196	990,260	957,353	815,626	695,192
Unearned premiums	933,160	902,566	810,462	687,148	563,456
Bonds payable	298,388	298,186	297,984	-	-
Stockholders' equity	1,305,069	1,116,156	912,211	790,052	809,433
Stockholders' equity per share	38.78	33.50	28.45	24.60	24.43

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

      We manage our business in four reportable segments: property and casualty insurance - Massachusetts; property and casualty insurance - other than Massachusetts; real estate and commercial lending; and, corporate and other.

      Our ability to capitalize on our business strengths and implement our strategies is subject to particular risks. For a discussion of these risks, see Item 1A, Risk Factors, contained elsewhere in this Form 10-K.

Massachusetts Regulatory Environment and Commonwealth Automobile Reinsurers (CAR)

Overview

The Massachusetts regulatory environment for personal automobile insurance is characterized by the following key principles:

* requiring personal automobile insurers to issue a policy to any eligible applicant who seeks one, known as the "take all comers" law,

*

fixing maximum personal automobile rates, which has the effect of keeping premiums artificially low on specific high risk segments of the market, such as urban and youthful drivers, effectively imposing higher premiums on lower risk segments,

*

assigning certain agents that have not been able to obtain a voluntary contract with another insurer, known as Exclusive Representative Producers, or ERPs, to servicing carriers on the basis of market share,

* apportioning losses incurred by the state-mandated residual market run by Commonwealth Automobile Reinsurers, known as CAR,

* mandating that higher compulsory and optional coverages be offered to all eligible drivers, and

* establishes minimum agency commissions.

      A significant aspect of our automobile insurance business relates to our interaction with CAR, which enables us and the other participating servicing carriers to reinsure any automobile risk which is perceived to be under-priced. Since its inception, CAR has annually generated significant underwriting losses, primarily in the personal automobile pool. All companies writing automobile insurance in Massachusetts share in the underwriting results of CAR business for their respective product line or lines.

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members will be required to pay the pro-rata share of the member who fails to pay its obligations. As of December 31, 2005, we were not aware of any current CAR member company which has failed to meet its obligations.

CAR Regulatory Reform

      There have been three related initiatives in recent periods to change significantly the manner in which the Massachusetts regulation of personal automobile insurance addresses risks which the industry perceives to be under-priced in the current regulatory environment. In December 2004, the Massachusetts Insurance Commissioner adopted new regulations that, among other things, would have replaced the CAR loss-pooling residual market structure with an assigned risk plan. We appealed the Commissioner's order in January 2005, contending that the new regulations are inconsistent with existing Massachusetts insurance laws. The Superior Court ruled in June 2005 that the Commissioner did not have the statutory authority to implement an assigned risk plan. The court's ruling annulled the Commissioner's order and vacated the new regulations adopted pursuant to the order. The Commissioner appealed the Superior Court's decision to the Massachusetts Appeals Court. We and the Commissioner both petitioned for direct appellate review by the Massachusetts Supreme Judicial Court (the SJC). The SJC agreed on October 26, 2005 to hear the appeal directly. The parties have submitted briefs to the SJC and the SJC is expected to hear oral arguments in April or May, 2006. We cannot predict how the SJC will rule on the appeal, nor can we predict when this matter will be resolved. However, we believe that even if the Commissioner's appeal is upheld by the SJC, it is unlikely that the new regulations in the Commissioner's order will be implemented retroactive to January 1, 2005 in light of the recent ERP redistribution discussed below. In our 2004 Form 10-K, we provided an estimate of the impact of the December 31, 2004 Commissioner's order. However, based on the uncertainty of the resolution of the court case and the impact of the redistribution, the prior estimate is no longer valid and we are unable to provide a new estimate of the impact of the Commissioner's order.

      In addition to the Commissioner's order under appeal, the Massachusetts Governor has introduced legislation intended to reform CAR. Among other things, this proposed legislation would give the Commissioner the authority to create an assigned risk plan and allow for the gradual phase-in of competitively set personal automobile rates. We cannot determine at this time whether the Governor's reform proposal will be acted on by the Legislature or, if passed, how it may affect our financial condition and results of operations.

      On September 30, 2005, the Commissioner directed that CAR implement a plan to redistribute personal automobile ERPs in an attempt to establish, for all Servicing Carriers, overall parity in the quantity and quality of ERP exposures. The redistribution plan sought to achieve parity in average loss ratio by giving each Servicing Carrier a proportionate mix of the ERPs with high and low loss ratios commensurate with the Servicing Carrier's voluntary Massachusetts business. The final plan called for about 133 ERPs statewide, who are writing business only with CAR, to be redistributed among different carriers. The redistribution plan for ERPs, as adopted by the CAR Governing Committee on November 16 and December 14, 2005, was approved by the Commissioner on January 27, 2006. The plan is effective March 1, 2006 for all new business and May 1, 2006 for all renewal business with all market activity through the close of business January 26, 2006 being reflected in the redistribution. The redistribution plan called for 58 ERPs to be re-assigned from us to other carriers. These ERPs collectively had 61,674 written exposures, with loss ratios lower than the three-year average loss ratio for all ERPs statewide. Of these 58 ERPs, we offered 51 voluntary contracts, and 49 of the ERPs accepted the offer. These 49 ERPs, who are now our voluntary agents, have 52,796 written exposures. Also resulting from the redistribution plan, 27 new ERPs with loss ratios greater than the three-year average loss ratio for all ERPs, whose written exposures totaled 56,888, were re-assigned from other carriers to us.

      While we believe it is premature to estimate the impact of the redistribution plan on our future financial results, we have estimated the pro-forma impact of the distribution plan on our 2005 results utilizing currently available information as if the redistribution plan became effective on January 1, 2005. Based on our analysis of the impact of the redistribution, we estimate that Commerce would have incurred additional pre-tax expense ranging between $7,600 and $10,300, depending upon the level of exposures that would be ceded to CAR. These amounts are significantly affected by the loss ratios of the ERPs assigned to us and the size of the CAR deficit, which CAR currently estimates at $155,000 for CAR policy year 2005, and we do not include the financial impact of future assignment of additional ERPs that we may have received due to providing voluntary contracts to certain low loss ratio ERPs as noted above. Lastly, offsetting the estimated increased pre-tax expense, we expect that our agent profit sharing expenses would have declined between $2,800 and $3,800, resulting in a net estimated pro-forma impact of between $4,800 and $6,500 additional pre-tax expense for the redistribution plan.

Our Revenues and Expenses

Our revenue principally reflects:

*	earned premiums, consisting of:

-

premiums that we receive from sales by our agents of property and casualty insurance policies, primarily personal automobile, homeowners and commercial automobile, which we refer to as direct premiums written, plus

	-	premiums we receive from insurance policies that we assume, primarily from CAR, which we refer to as assumed premiums, less


	-	the portion of our premiums that is ceded to CAR and other reinsurers, which we refer to as ceded premiums, less

	-	the change in the portion of premiums that will not be recognized as income for accounting purposes until a future period, which we refer to as unearned premiums;

*	investment income that we earn on our invested assets;

*	premium finance charges and service fee income that we earn in connection with the billing and deferral of premium payments; and

*	realized investment gains and losses.

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

      Unpaid Losses and Loss Adjustment Expenses. The liability for loss and loss adjustment expenses represents our best estimate of the ultimate net cost of all loss and loss adjustment expenses incurred after reinsurance and amounts estimated to be recoverable through salvage and subrogation. The estimate for the ultimate net cost of all losses incurred through the balance sheet date includes the adjusted case estimates for losses, incurred but not reported (IBNR) losses, salvage and subrogation recoverable and a reserve for LAE. In arriving at our best estimate, we begin with the aggregate of individual case reserves and then make adjustments to these amounts on a line of business basis. These adjustments to the aggregate case reserves by line of business are made based on analyses performed by us. The entire liability for unpaid losses and LAE is also separately reviewed quarterly and annually by our actuarial department. Liability estimates are continually analyzed and updated, and therefore, the ultimate liability may be more or less than the current estimate. The effects of changes in the estimates are included in the results of operations in the period in which the estimates are revised.

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

When reviewing the liability for unpaid losses and LAE, we analyze historical data and estimate the impact of various factors such as:

*	payment trends;

*	loss expense per exposure;

*	our historical loss experience and that of the industry;

*	frequency and severity trends; and

*	legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes and trends in general economic conditions, including the effects of inflation and recession.

      This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors, as noted above.

      We determine our net liability estimate for losses and LAE by using individual estimates of reported claims adjusted for our best estimate by line of business and a review of these results by our actuarial area using generally accepted actuarial reserving techniques. After taking into account all relevant factors, we believe that, based on existing information, the provision for losses and LAE at December 31, 2005 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability, however, may be greater or lower than established reserves. If the ultimate payment is greater than or less than our estimated liability for losses and LAE, we will incur additional expense or income, as appropriate, which may have a material impact on our results of operations.

      Our financial management personnel calculate our estimate independently from those amounts calculated by our actuaries, and therefore, the final results are usually different. We estimate our amounts primarily by reviewing historical loss and LAE data, focusing mainly on payment data. We also review and compare the most recent loss frequency, severity, and payment data to historical trends in an attempt to determine if patterns are remaining consistent or not. We attempt to establish our reserve estimate as close as possible to the amount required for the ultimate future payments necessary to settle all losses. Our aggregate actuarial estimate for the loss and LAE reserves, on a consolidated basis and net of reinsurance recoverable, ranges from a low of $764,600 to a high of $877,900, as of December 31, 2005. Our financial statement loss and LAE reserves net of reinsurance, based on our best estimate, were established at $834,699 for that date.

      Investments and Other-than-Temporary Impairments. The carrying values of investments in fixed maturities, which include taxable and non-taxable bonds, and investments in common and preferred stocks, are derived from market prices supplied by our investment custodian or, when no price is provided by the custodian, from a third party valuation. Fair market value of fixed maturities and equity securities is based on quoted market prices. Unrealized investment gains and losses on common and preferred stocks and fixed maturities, to the extent that there is no other-than-temporary impairment of value, are credited or charged, net of any tax effect, to a separate component of stockholders' equity, known as "net accumulated other comprehensive income (loss)," until realized.

      We review all security holdings on a quarterly basis for potential other-than-temporary impairments due to declines in market value in accordance with GAAP. In general, unrealized losses resulting from an increase in interest rates will not necessarily lead to an other-than-temporary write-down. As part of this process, we consider any significant market declines in the context of the overall market and also in relation to the outlook for the specific issuer of the security and the issuer's industry. Each quarter, we review all securities whose market values have declined below book price. From a quantitative standpoint, we review all securities that have declined more than 20% below book price and have remained so for two consecutive quarters as potentially in need of a write-down. Any other security that we view as impaired for a significant period of time is also a candidate for a write-down, even if the percentage decline is less than 20%. In addition, we perform the following quarterly impairment review of our portfolio:

*	We review all holdings with an unrealized loss of over $250, or a fair market value that is more than 20% below cost.

*	We review all holdings with unrealized losses over $100, or a fair market value that is more than 10% below cost, for securities at a continuous loss position period of 12 to 36 months.

*	We review all securities that have been at a continuous loss position for 36 months or more.

*	We review both issue specific data and general market data for all perpetual preferred stocks that have been at a continuous loss position for over 12 months.

*	Generally, we consider all AAA/AA rated U.S. Government securities with market values less than cost as temporarily impaired due to our intent and ability to hold these securities to recovery.

*	We consider market activity between our quarter-end date and earnings release date in our evaluation.

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

      For our investment in any closed-end preferred stock mutual fund in which we own 20% or more of the fund's shares, the equity method of accounting requires us to categorize as a realized investment gain or loss the change in the net asset value of that fund from the beginning of the current fiscal year. Our investment in these funds has had a material effect on our realized gains and losses in recent years and may have caused our net earnings to be more volatile than those of similar companies. During 2004, we decreased our ownership below 20% in all but one closed-end preferred stock mutual fund. During 2005, one additional mutual fund exceeded the 20% threshold. At December 31, 2005, we had two closed-end preferred stock mutual funds in which we owned more than 20%.

Massachusetts Personal Automobile Insurance

      Overview. We have been the largest writer of personal property and casualty insurance in Massachusetts in terms of market share of direct premiums written since 1990. Our estimated share of the Massachusetts personal automobile market increased to 29.9% for the year ended December 31, 2005, significantly exceeding our two nearest competitors, Safety Insurance Group, Inc. and Arbella Insurance Group, who maintained an estimated 11.3% and 9.1% market shares, respectively.

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

      Changes in Premium Rates. For the two-year period of 2003 and 2004, average mandated Massachusetts personal automobile insurance premium rates increased an average of 2.6% per year. However, the Commissioner approved average decreases of 8.7% for 2006 and 1.7% for 2005. Coinciding with the 2006 and 2005 rate decisions, the Commissioner also approved a 1.5% and 4.8% increase, respectively, in the commission agents receive for selling private passenger automobile insurance. The following table shows the state-mandated average rate change, the actual average revenue change per exposure and our average revenue change per exposure as estimated for 2006 and for the three previous years in Massachusetts.

Year	State Mandated Average Rate Change (2)	Actual State Average Revenue Change Per Exposure (2)	Commerce Average Revenue Change Per Exposure

2006(1)	(8.7)%	(5.5)%	(5.8)%
2005	(1.7)%	1.5%	0.4%
2004	2.5%	7.0%	5.8%
2003	2.7%	8.1%	7.9%

___________________
(1)	Estimated for actual state and Commerce average revenue change per exposure.
(2)	Based on Massachusetts Division of Insurance filings.


      Although mandated average personal automobile premium rates decreased 1.7% in 2005, our average revenue per exposure increased 0.4%. We believe that the relative increase for 2005 as compared to the Commissioner's state mandated average rate resulted primarily from:

*	the fact that our mix of personal automobile coverage differs from that of the industry; and

*

changes to our distribution of risks by class, territory and coverage, including changes resulting from the purchase of new, more expensive automobiles, which were not factored into the Commissioner's rate increase.

The actual state average revenue change per exposure represents the change in the average premium paid by drivers in Massachusetts, as opposed to the state mandated average rate change. As can be seen above, our 2006 average revenue change per exposure corresponds more closely to the actual state average revenue change. The primary reason for this is that both take into account newer vehicles, as compared to the state mandated average rate change, which does not.

      The Commissioner approved an 8.7% decrease in state mandated average personal automobile insurance premium rate for 2006. Management estimates that this will translate into a 5.8% decline in the average revenue per exposure for the upcoming year. We estimate the 2006 net pre-tax impact of the 5.8% decrease in our 2006 average revenue per exposure, partially offset by the remaining effects of the 2005 0.4% increase in average revenue per exposure, to be approximately $27,000. The majority of the impact will occur during the last two quarters of 2006 as premiums for policies with 2006 effective dates become earned.

      Affinity Group Marketing. Since 1995, we have been a leader in affinity group marketing in Massachusetts, through agreements with the three American Automobile Association Clubs operating in Massachusetts, offering discounts on private passenger automobile insurance to the clubs' members who reside in the state. A 5% discount was approved by the Commissioner for policies effective January 1, 2006. This same discount existed in 2005. Based on information provided to us by the AAA clubs operating in Massachusetts, we believe that membership in these clubs represents approximately one-third of the Massachusetts motoring public. The following table presents total direct premiums written attributable to the AAA clubs' group business in Massachusetts for the years ended December 31:

	2005	2004	2003

Total AAA-Massachusetts direct premiums written	$727,200	$725,600	$691,700
Percentage of total direct premiums written	38.8%	39.5%	41.7%
Percentage of Massachusetts direct personal automobile premiums written	53.2%	54.7%	58.0%
Total AAA-Massachusetts exposures	647,000	645,000	649,000
Percentage of Massachusetts exposures	53.9%	55.0%	58.1%

      The decreasing percentages since 2003 are attributed to a higher rate of increase in non-affinity group business. Of the total Massachusetts automobile exposures written through the AAA affinity group program by us in 2005, approximately 14.8% were written through insurance agencies owned by the AAA clubs (8.0% of our total Massachusetts automobile exposures). The remaining 85.2% of the AAA group program was written through our network of independent agents.

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

*

Direct Earned Premiums. Direct earned premiums are the portion of direct premiums written over the preceding twelve-month period equal to the expired portion of policies and recognized as income during an accounting period.

*

Net Investment Income. Net investment income represents earnings on our investment portfolio less expenses. We rely on after-tax investment income as a significant source of net earnings since we generally achieve a combined ratio (see below) of slightly less than 100%.

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

*

Combined Ratio. The combined ratio is the sum of the loss and LAE ratio and the underwriting expense ratio and measures a company's overall underwriting profit. If the combined ratio is at or above 100%, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient. We use the combined ratio in evaluating our overall underwriting profitability and for comparing our profitability to that of our competitors.

Results of Operations

Our key operating measures for the years ended December 31 follow (dollars in millions, except earnings per share):

	2005	2004	2003

Diluted earnings per share	$ 7.21	$ 6.51	$ 4.99
Return on equity	21.9%	23.5%	20.4%
Direct premiums written	$1,874.2	$1,838.2	$1,659.0
Direct earned premiums	1,849.8	1,753.3	1,544.1
Net investment income	123.2	115.7	92.2
Underwriting expense ratio	27.3%	26.2%	23.5%
Loss and LAE ratio	61.4%	63.8%	74.0%
Combined ratio	88.7%	90.0%	97.5%

Year Ended 2005 Compared to Year Ended 2004

The significant increase in earnings in 2005 over 2004 was primarily due to the decrease in our loss ratio. We attribute the improvement in our loss ratio to several factors:

*	improved current year results and continued favorable prior years' loss development from CAR,

*	an increase in average earned premium revenue per automobile (see discussion regarding premium results), and

*	a decrease in the current year personal and commercial automobile bodily injury claim frequency.

These items were partially offset by reduced favorable voluntary loss reserve development compared to 2004.

      The effect of our improved loss ratio on 2005 earnings was partially offset by the increase in our underwriting ratio. This increase was driven by a significant increase in our agents' profit sharing expense in 2005 and slightly higher 2005 policy year mandated Massachusetts personal automobile commission rates, both partially offset by a decrease in our assessment from the Massachusetts Insurance Insolvency Fund. The increase in agents' profit sharing expense is the result of improved underwriting results in 2005 versus 2004.


      The market price for our common stock and our financial results directly affects our expense related to stock options, book value awards (BVAs) and incentive awards (IAs), respectively. Our stock option expense primarily represents options granted to both employees and American Commerce agents. The majority of this expense is related to options granted to American Commerce agents. See Note I of Notes to Consolidated Financial Statements for further information. An increase in the market value of our stock will increase the expense we recognize for options subject to variable accounting. Similarly, an increase in our net income will increase the value of, and therefore the expense we recognize for, outstanding BVAs and IAs. We record these expenses in three separate line items on our income statement - losses and loss adjustment expenses, policy acquisition costs and net investment income. The stock option, BVA and IA expenses recorded in each line item for the years ended December 31 follow:

	2005	2004

Losses and loss adjustment expenses	$16,303	$20,383
Policy acquisition costs	13,963	17,161
Net investment income	187	185

Total stock option, BVA and IA expenses	$30,453	$37,729

Premium Results

For a detailed breakdown on direct premiums written and earned, see Note P - Segment Information in Notes to Consolidated Financial Statements.

Massachusetts Segment

      We experienced growth in direct premiums written in the Massachusetts segment of 3.2%, with increases in our personal automobile and homeowners lines of business. Growth in personal automobile business accounted for approximately 75% of the segment's increase. Personal automobile business growth was a result of a 2.2% increase in the number of written exposures coupled with a 0.4% increase in average written premium per written exposure. The agents assigned to us by CAR accounted for 54.4% of the written exposure increase. We believe that voluntary agents are currently very cautious in moving books of business between carriers due to the uncertainties created by CAR reform proposals.

      Our year-to-date homeowners growth was from a 10.5% increase in average premium per policy partially offset by a 0.6% decrease in the number of policies written. Our year-to-date commercial automobile decline was from a 2.0% decrease in average premium per policy partially offset by a 0.7% increase in policies written. Average premium per policy has declined due to more competitive pricing in a softening market.

Other Than Massachusetts Segment

      Total direct written premiums for the other-than-Massachusetts segment declined $15,297, or 6.0%. The personal automobile decline accounted for the majority of this decrease, primarily as the result of the decline in premiums in Arizona due to the loss of AAA Arizona's affinity business. Direct written premiums from personal automobile policies in Arizona declined $14,400, or 36.6%, and policies in force declined 65.5%.We project an additional decline of $14,000, or 56.5%, during 2006. American Commerce and Commerce West will continue to write business in Arizona; however, ACIC will no longer market its products through AAA Arizona. In general, we are lowering rates in states in which we write business in response to competitive pressures. Commercial automobile premiums increased over 9.0% while homeowners and other lines were basically unchanged. The increase in the commercial automobile category primarily resulted from an 11.9% increase in the number of policies in force at Commerce West.

Net Investment Income

      Our net investment income for the year ended 2005 increased $7,500, or 6.5% compared to 2004. Net investment income is affected by the composition of our investment portfolio and yields on those investments.

The composition of our investment portfolio, at cost, at December 31 follows:

	2005	% of Total	2004	% of Total

Fixed maturities(a)	$2,037,127	73.6%	$1,674,849	66.7%
Preferred stocks	395,099	14.3	421,247	16.9
Common stocks	103,472	3.8	74,865	3.0
Preferred stock mutual funds	88,859	3.2	54,653	2.2
Mortgages and collateral notes	17,801	0.6	15,107	0.6
Cash and cash equivalents	97,942	3.5	220,988	8.9
Other investments	28,976	1.0	32,277	1.3

Total investments	$2,769,276	100.0%	$ 2,493,986	100.0%

___________________
(a) Fixed maturities include mortgage-backed bonds, corporate bonds, U.S. Treasury bonds and notes and tax-exempt state and municipal bonds.

Key measures of net investment income for the years ended December 31 follow:

	Years Ended

	2005	2004

Investment Return:
Average month-end investments (at cost)	$2,661,190	$2,319,170
Net investment income before tax	123,211	115,711
Net investment income after-tax	95,359	90,756
Net investment income as a percentage of average net investments (at cost)	4.6%	5.0%
Net investment income after-tax as a percentage of average net investments (at cost)	3.6%	3.9%

      The increase in our net investment income in 2005 was primarily due to increased invested assets partially offset by lower overall yields. The increase in invested assets is primarily attributable to increased operating cash flows. The decrease in yields corresponds with the decline in duration of our fixed maturity portfolio in which we sold higher yielding investment securities. This is particularly true in the corporate and municipal bonds segments, where pre-tax yields declined 120 to 70 basis points, respectively.

Realized Investment Gains and Losses

Net realized investment gains (losses) for the years ended December 31 follow:

	2005	2004	Change

Transaction net gains (losses):
Fixed maturity securities	$ 21,135	$ 12,733	$ 8,402
Equity securities	4,464	19,085	(14,621)
Venture capital funds	837	3,668	(2,831)
Other investments	627	(205)	832

Transaction net gains	27,063	35,281	(8,218)

Other-than-temporary impairment losses:
Fixed maturity securities	(305)	(14,189)	13,884
Equity securities	(4,547)	(760)	(3,787)

Total other-than-temporary impairment losses	(4,852)	(14,949)	10,097

Equity in earnings of closed-end preferred stock mutual funds	696	3,296	(2,600)

Net realized investment gains included in net earnings	$ 22,907	$ 23,628	$ (721)

      Total realized gains were relatively flat from 2005 as compared to 2004. Impairment losses decreased by $10,097 but were offset by a $8,218 decline in transaction gains and a $2,600 decline in the equity in earnings of the closed-end preferred stock mutual funds. Once again in 2005, we were able to realize significant investment gains in long duration municipal bonds and asset-backed investments. We maintain the flexibility to realize capital gains when we feel it is a benefit for our long-term, after-tax return.

Losses and Loss Adjustment Expenses

Our loss ratio declined to 61.4% for 2005 from 63.8% the prior year. The improvement was the result of several factors, including:

*	improved current year results and continued favorable prior years' loss development from CAR,

*	an increase in average earned premium revenue per automobile, and

*	a decrease in the current year personal and commercial automobile bodily injury claim frequency.

Redundancies related to prior years for CAR Private Passenger Auto Liability accounted for approximately one-half of the 2.4% decrease in the loss ratio from 2004. These items were partially offset by reduced favorable voluntary loss reserve development compared to 2004.

A reconciliation of beginning and ending reserves for losses and loss adjustment expenses for the years ended December 31, net of reinsurance deductions from all reinsurers including CAR, follows:

	2005	2004	2003

Incurred losses and LAE:
Provision for insured events of the current year	$1,111,583	$1,101,871	$1,095,371
Decrease in provision for insured events of prior years	(61,397)	(57,031)	(25,224)

Total incurred losses and LAE	1,050,186	1,044,840	1,070,147

Payments:
Losses and LAE attributable to insured events of the current year	672,894	637,373	625,803
Losses and LAE attributable to insured events of prior years	372,719	369,684	330,349

Total payments	1,045,613	1,007,057	956,152

Change in loss and LAE reserves during the year	4,573	37,783	113,995
Loss and LAE reserves prior to the effect of ceded reinsurance
recoverable, beginning of year	830,126	792,343	678,348

Loss and LAE reserves prior to the effect of ceded reinsurance
recoverable, end of year	834,699	830,126	792,343
Ceded reinsurance recoverable	154,497	160,134	165,010

Loss and LAE reserves, end of year	$ 989,196	$ 990,260	$ 957,353

      As a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased $61,397 for the year ended 2005 and $57,031 for the year ended 2004. The favorable development is due primarily to lower than anticipated losses related to the personal automobile liability, the automobile physical damage and the commercial multiple peril lines of business. Conditions and trends that have affected development in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based upon these developments. The amounts we will ultimately incur from loss and loss adjustment expenses could differ materially in the near term from the amounts recorded.

      Approximately $54,370 in personal automobile liability redundancies developed for the year ended 2005, with 92% of this amount coming from the 2004, 2003 and 2002 accident years. The primary reason for the redundancies in this area is that claim severity came in better than we anticipated, coupled with significant redundancies from CAR, which accounted for approximately 37% of the total automobile liability redundancy. Automobile physical damage had approximately $7,447 in redundancies chiefly related to the 2004 accident year, approximately 60% of which was related to CAR. In 2005, we also experienced redundancies of $1,733 for the commercial multiple peril line of business, 62% of which related to the 2004 accident year. Partially offsetting these redundancies was a $3,467 deficiency in commercial automobile business, primarily related to CAR for the 2004 accident year. Various redundancies and deficiencies for the other lines of business and accident years combined for the remaining approximately $1,314 net redundancy.

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

      Approximately $51,027 in personal automobile liability redundancies developed for the year ended 2004, with 98.0% of this amount coming from the 2003, 2002 and 2001 accident years. The primary reason for the redundancies in this area is that claim severity came in better than we anticipated. The redundancy for personal automobile liability that related to CAR accounted for approximately 2.5% of the total. Automobile physical damage had approximately $2,334 in redundancies related to the 2003 accident year approximately 98% of which was related to CAR. In 2004, we also experienced redundancies of $2,222 for the commercial multiple peril line of business, half of which related to the 1996 accident year. Various redundancies and deficiencies for the other lines of business and accident years combined for the remaining approximately $1,448 net redundancy.

      The following sensitivity analysis presents the pro forma effect of a one percentage point change in our loss and LAE reserves (prior to the effect of ceded reinsurance recoverable) at December 31, 2005:

	Loss and LAE	Pro forma	Pro forma Percentage
Hypothetical Change in Loss	Reserve	Increase (Decrease)	Increase (Decrease) in
and LAE Reserve Estimate	Estimate, Net	in Net Earnings(1)	Stockholders' Equity(1)

1% increase	$843,046	$(5,426)	(0.4)%
No change	834,699	-	-
1% decrease	826,352	5,426	0.4%

___________________
(1) Net of income taxes at an assumed rate of 35%.

Management considers many factors, as disclosed in the Critical Accounting Policies section of this report, in establishing its best estimate for loss and LAE reserves. We believe that our loss and LAE reserve estimate is a true and reasonable representation of the ultimate future payment amounts necessary to settle all of our insured losses incurred as of December 31, 2005. In addition, we believe this pro forma analysis is a reasonable depiction of our sensitivity related to our estimate, based on our reserving methodology and the short-tail nature of the business that we write. However, the ultimate liability may be greater or lower than the established reserves for losses and LAE. If the ultimate payments are greater or less than our estimated liability for losses and LAE, we will either incur additional or less expenses, respectively, in future periods which may have a material effect on our future results of operations.

Policy Acquisition Costs

      Our underwriting ratio increased to 27.3% for 2005 from 26.2% in the prior year, primarily as a result of significantly higher accrued agents' profit sharing and slightly higher 2005 policy year mandated Massachusetts personal automobile commission rates, both partially offset by a decrease in our assessment from the Massachusetts Insurance Insolvency Fund. In addition to the increase in agents' profit sharing expense in 2005, policy acquisition cost increases are also due to our premium growth. The increase in agents' profit sharing is due to improved underwriting results versus the previous year. Premium growth results in additional expense in commission, premium tax, and other variable costs. Partially offsetting these increases was a decline in stock option, BVA and IA expense.

Income Taxes

      Our overall effective tax rate for the year ended 2005 was 30.6% as compared to 29.3% for 2004. In both years, our effective rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest and the corporate dividends received deduction. Our effective tax rate increased in 2005 due to improved underwriting results which are taxed at 35%.

New Accounting Pronouncements

      The Financial Accounting Standards Board issued in December 2004 revised rules for accounting for stock options and other equity-based remuneration, SFAS No. 123R, Share-Based Payment. SFAS No. 123R is applicable for employee options and not for non-employee options, such as ACIC agents' options. We will adopt these revised rules in the first quarter of 2006 when they become effective. This change will not impact our results of operations and financial condition for the stock options we awarded through 2001 under the Plan because application of the revised rules is on a prospective basis. The revised rules will not change our accounting for BVAs, IAs and the stock options we award under the ACIC Plan.

      In September 2005, the AICPA issued a new accounting pronouncement, Statement of Position (SOP) 05-01, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. This SOP provides guidance on accounting for deferred acquisition costs on internal replacements of


insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97. Internal replacements are modifications in product benefits, features, rights, or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The provisions of this SOP are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We will adopt this SOP during the first quarter of 2007. Financial statement application of this SOP is prospective and initial application would generally occur as of the beginning of the fiscal year. We believe the adoption of this SOP will not have a material impact on our future financial statements.

      In November 2005, the FASB issued Staff Position (FSP) 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005; however, early application is permitted. We will adopt this FSP during the first quarter of 2006. We believe the application of the provisions of this FSP will not have a material impact on our financial statements.

Year Ended 2004 Compared to Year Ended 2003

The significant increase in earnings and ROE in 2004 over 2003 was primarily due to the decrease in our loss ratio. We attribute the improvement in our loss ratio primarily to several factors:

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

      The market price for our common stock and our financial results directly affects our expense related to stock options and BVAs, respectively. Our stock option expense represents options granted to both employees and American Commerce agents. An increase in the market value of our stock will increase the expense we recognize for options subject to variable accounting. Similarly, an increase in our net income will increase the value of, and therefore the expense we recognize for, outstanding BVAs. We record these expenses in three separate line items on our income statement - losses and loss adjustment expenses, policy acquisition costs and net investment income. The stock option and BVA expenses recorded in each line item for the years ended 2004 and 2003 follow:

	2004	2003

Losses and loss adjustment expenses	$20,383	$12,306
Policy acquisition costs	17,161	10,364
Net investment income	185	92

Total stock option and BVA expenses	$37,729	$22,762

Premium Results

Direct premiums written and earned for the years ended 2004 and 2003 can be found in Note P - Segment Information in Notes to Consolidated Financial Statements.

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

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

The composition of our investment portfolio, at cost, at December 31, 2004 and 2003 follows:

	2004	% of Total	2003	% of Total

Fixed maturities(a)	$1,674,849	67.1%	$1,478,737	67.8%
Preferred stocks	421,247	16.9	283,423	13.0
Common stocks	74,865	3.0	95,412	4.4
Preferred stock mutual funds	54,653	2.2	50,795	2.3
Mortgages and collateral notes	15,107	0.6	16,774	0.8
Cash and cash equivalents	220,988	8.9	215,541	9.9
Other investments	32,277	1.3	38,826	1.8

Total investments	$2,493,986	100.0%	$2,179,508	100.0%

___________________
(a) Fixed maturities include mortgage-backed bonds, corporate bonds, U.S. Treasury bonds and notes and tax-exempt state and municipal bonds.

Key measures of net investment income for the years ended 2004 and 2003 follow:

	Years Ended

	2004	2003

Investment Return:
Average month-end investments (at cost)	$2,319,170	$1,742,869
Net investment income before tax	115,711	92,183
Net investment income after-tax	90,756	73,210
Net investment income as a percentage of average net investments (at cost)	5.0%	5.3%
Net investment income after-tax as a percentage of average net investments (at cost)	3.9%	4.2%

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

Realized Investment Gains and Losses

Net realized investment gains (losses) for the years ended 2004 and 2003 follow:

	2004	2003	Change

Transaction net gains (losses):
Fixed maturity securities	$ 12,733	$ 22,800	$(10,067)
Equity securities	19,085	33,525	(14,440)
Venture capital funds	3,668	32	3,636
Other investments	(205)	(333)	128

Transaction net gains	35,281	56,024	(20,743)

Other-than-temporary impairment losses:
Fixed maturity securities	(14,189)	(9,566)	(4,623)
Equity securities	(760)	(8,050)	7,290

Total other-than-temporary impairment losses	(14,949)	(17,616)	2,667

Equity in earnings of closed-end preferred stock mutual funds	3,296	37,695	(34,399)

Net realized investment gains included in net earnings	$ 23,628	$ 76,103	$(52,475)

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

developments. The amounts we will ultimately incur from loss and loss adjustment expenses could differ materially in the near term from the amounts recorded.

      Approximately $51,027 in personal automobile liability redundancies developed for the year ended 2004, with 98.0% of this amount coming from the 2003, 2002 and 2001 accident years. The primary reason for the redundancies in this area is that claim severity came in better than we anticipated. The redundancy for personal automobile liability that related to CAR accounted for approximately 2.5% of the total. Automobile physical damage had approximately $2,334 in redundancies related to the 2003 accident year, approximately 98% of which was related to CAR. In 2004, we also experienced redundancies of $2,222 for the commercial multiple peril line of business, half of which related to the 1996 accident year. Various redundancies and deficiencies for the other lines of business and accident years combined for the remaining approximately $1,448 net redundancy.

Total unpaid losses and LAE by line of business at December 31, 2004 and 2003 follow (in millions):

	2004	2003

Private passenger automobile	$595.3	$575.3
Commercial automobile	51.8	47.0
CAR	244.2	240.3
Homeowners	57.4	58.4
Other	41.6	36.4

Total	$990.3	$957.4

Ceded unpaid losses and LAE recoverable by line of business at December 31, 2004 and 2003 follow (in millions):

	2004	2003

CAR	$100.1	$107.1
Homeowners	32.7	34.4
Other	27.4	23.6

Total	$160.2	$165.1

      Unpaid losses and LAE reserves prior to the effect of ceded reinsurance recoverable, by line of business, at December 31, 2004 and 2003, and the actuarial low and high range estimates at December 31, 2004 follow (in millions):

			2004
			Actuarial Estimate

	2004	2003	Low	High

Private passenger automobile	$595.3	$575.3	$540.5	$620.7
Commercial automobile	51.8	47.0	48.5	55.7
CAR	144.1	133.2	136.7	158.3
Homeowners	24.7	24.0	19.1	22.0
Other	14.2	12.8	16.1	18.4

Total	$830.1	$792.3	$760.9	$875.1

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


received deduction. Our effective tax rate increased in 2004 due to improved underwriting results which are taxed at 35%. Our income tax rate for 2003 was benefited 1.8% by the reversal of a $3,936 tax valuation allowance related to investments which we established in 2002.

Financial Condition

      Our financial condition improved significantly in 2005. Our stockholders' equity per share increased 15.8% from $33.50 at December 31, 2004 to $38.78 at December 31, 2005. Our ratio of total liabilities to stockholders' equity decreased nearly 23 percentage points at December 31, 2005 from the prior year end, despite total liability growth of 5.0%. This decrease is primarily due to the 16.9% increase in equity from current year earnings and growth in paid-in capital from stock option exercises, partially offset by dividends paid and the change in net accumulated other comprehensive income.

      Total assets increased $314,767, or 8.7%, versus the prior year end. Predictably, as they comprise 70% of total assets, investment growth presented the majority, or 75%, of the increase. Investments increased $237,596, or 9.4%, from increased operating cash flows from premium growth and retained net earnings. We continue to maintain our cash and fixed maturity investments at levels to both service our liabilities and optimize after-tax returns. Increases in premiums receivable and deferred policy acquisition costs correspond to the growth in direct written premiums, with deferred policy acquisition costs also being impacted by increased profit sharing expenses in 2005. Deferred income taxes increased primarily due to the resulting deferred tax benefit of the decline in value of available for sale securities and the application for a change in tax accounting method on file with the IRS for deferred profit sharing.

Total unpaid losses and LAE by line of business at December 31, 2005 and 2004 follow (in millions):

2005	Case	IBNR	LAE	Total

Private passenger automobile	$367.9	$131.7	$109.4	$609.0
Commercial automobile	39.2	9.9	8.9	58.0
CAR	174.5	40.6	9.5	224.6
Homeowners	40.0	9.8	8.9	58.7
Other	25.3	8.9	4.7	38.9

Total	$646.9	$200.9	$141.4	$989.2

2004	Case	IBNR	LAE	Total

Private passenger automobile	$360.7	$132.3	$102.3	$595.3
Commercial automobile	34.4	9.5	7.9	51.8
CAR	188.6	46.4	9.2	244.2
Homeowners	39.1	9.3	9.0	57.4
Other	26.2	10.3	5.1	41.6

Total	$649.0	$207.8	$133.5	$990.3

Ceded unpaid losses and LAE recoverable by line of business at December 31, 2005 and 2004 follow (in millions):

	2005	2004

Commercial automobile	$ 0.4	$ -
CAR	93.5	100.1
Homeowners	34.7	32.7
Other	25.9	27.4

Total	$154.5	$160.2


      Unpaid losses and LAE reserves net of ceded reinsurance recoverable, by line of business, at December 31, 2005 and 2004, and the actuarial low and high range estimates at December 31, 2005 follow (in millions):

			2005
			Actuarial Estimate

	2005	2004	Low	High

Private passenger automobile	$609.0	$595.3	$553.7	$634.7
Commercial automobile	57.6	51.8	50.3	57.7
CAR	131.1	144.1	124.5	144.1
Homeowners	24.0	24.7	22.7	26.0
Other	13.0	14.2	13.4	15.4

Total	$834.7	$830.1	$764.6	$877.9

      Unearned premiums rose due to the increase in direct written premiums. The total amount of a policy's premium is recorded as written premium on the first day on which the policy is effective; however, the policy's premium is earned ratably over the ensuing year. Accrued agents' profit sharing liability increased $78,328, or 71.6%, due to the combination of increased premiums and improved underwriting results as compared to the prior year.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of December 31, 2005 by maturity follow:

		Payments Due by Fiscal Period

Contractual Obligations	Total	2006	2007-08	2009-10	Thereafter

Bond indebtedness principal	$ 300,000	$ -	$ -	$ -	$300,000
Bond indebtedness interest	142,800	17,850	35,700	35,700	53,550
Unpaid losses and LAE (a)	989,196	479,760	368,970	102,876	37,590
Accrued agents' profit sharing	187,760	87,486	100,274	-	-

Total contractual obligations	$1,619,756	$585,096	$504,944	$138,576	$391,140

		Commitment Expiration

Commercial Commitments	Total	2006	2007-08	2009-10	Thereafter

Venture capital partnerships	$ 16,636	$ --	$ 945	$ --	$ 15,691

___________________
(a)

The liability for unpaid losses and LAE represents the accumulation of individual case estimates for reported losses, adjustments to this amount on a line of business basis and estimates for incurred but not reported losses and LAE, net of salvage and subrogation recoverable. The liability is intended to cover the ultimate net cost of all losses and LAE incurred through the balance sheet date. Payment amounts are estimated, based on payment patterns experienced through 2005.

      We have commitments in two venture capital fund investments. These investments are made in limited partnerships and our exposure to loss is limited to our actual investment. One limited partnership investment required a commitment by us to invest up to $50,000 into the partnership. As of December 31, 2005, we invested $34,309 into the partnership. The partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity, equity-related and other securities issued in expansion financing, start-ups, buy-outs and recapitalization transactions relating to companies in the areas of insurance, financial services, e-commerce, healthcare, and related businesses, including, without limitation, service and technology enterprises supporting such businesses.

      The other limited partnership interest required a commitment by us to invest up to $3,500 into the partnership. As of December 31, 2005, we invested $2,555 into the partnership. The partnership was formed to operate as an investment fund principally for the purpose of making investments in equity and equity related securities of companies operating in the area of insurance distribution and distribution related activities.

      On June 30, 2005, our 70% one-year quota share reinsurance program expired. This program covered all non-automobile property and liability business, except umbrella policies. This program was extended another year, effective July 1, 2005, with the primary change in terms being an increase in the quota share rate to 75%. In the event of a catastrophe, recovery is limited to 75% of the loss with a maximum recovery estimated at $363,000, equating to a total loss to us of


$484,000. There are several limitations in the contract regarding losses related to nuclear, chemical, and biological terrorist events. Our maximum loss recovery in case of these types of events is estimated at $30,000. Our estimated total loss, before reinsurance, on our other than automobile business for 100 and 250-year hurricanes is approximately $340,000 and $640,000, respectively. We derived our estimates through the services of Holborn Corporation on our December 31, 2005 other-than-automobile exposures, which utilized the RMS (Risk Management Solutions) risk assessment system. We believe that most property and casualty insurance companies establish their catastrophe reinsurance programs between the 100-year and 250-year storm estimates. Note M to our consolidated financial statements provides additional information about our reinsurance.

Liquidity and Capital Resources

      The primary sources of our liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments. The primary uses of our liquidity are payment of policy claims, operating costs, interest on our senior notes, and payment of dividends to our stockholders. We believe our capital resources are sufficient toward meeting our short and long-term liquidity needs.

      In April 2005, Commerce Insurance became a member of the Federal Home Loan Bank (FHLB) of Boston, providing Commerce Insurance with a significant new source of liquidity. The FHLB of Boston, which is one of 12 regional FHLBs, serves as a reserve or central bank for its members within its assigned region. The FHLB of Boston makes loans, which are referred to as advances, to members in accordance with policies and procedures established by its board of directors. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB of Boston to Commerce Insurance are required to be fully secured by sufficient collateral as determined by the FHLB. We estimate that FHLB membership provides Commerce Insurance with the capacity to borrow approximately $400,000 from the FHLB of Boston. We have not borrowed from the FHLB and have no current plans to do so.

      We expect to pay significantly more for agent profit sharing in 2006 than we paid in 2005. We paid approximately $47,134 for agent profit sharing in 2005. Due to our improved underwriting results during 2005, we estimate paying $87,486 in the second quarter of 2006.

      Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. The following table presents, on a consolidated basis, our net premiums written to statutory surplus ratio:

	For the Year Ended

	2005	2004	2003

Net premiums written to statutory surplus ratio	1.18:1.00	1.33:1.00	1.45:1.00

Market Risk: Interest Rate Sensitivity and Equity Price Risk

      The primary focus of our investment objectives continues to be maximizing after-tax investment income through investing primarily in high-quality diversified fixed income investments structured to maximize after-tax investment income while minimizing risk. We generally invest in securities with maturities intended to provide adequate cash flow to pay claims and meet other operating needs without the forced sale of investments. When the appropriate opportunity arises, we will recognize investment gains to increase after-tax total return. We held no derivatives, emerging market securities or hedge funds at December 31, 2005 and 2004.

      In conducting investing activities, we are subject to, and assume, market risk. Market risk is the risk of an adverse financial impact from changes in interest rates and market prices. The level of risk assumed by us is a function of our overall objectives, liquidity needs and market volatility.

      We manage our market risk by focusing on higher quality equity and fixed income investments, by periodically monitoring the credit strength of companies in which investments are made, by limiting exposure in any one investment and by monitoring the quality of the investment portfolio taking into account, among other factors, credit ratings assigned by recognized rating organizations. Our portfolio included three corporate bonds in default with a total carrying value of $117 at December 31, 2005. Of our bonds and preferred stocks, 91% of the market value was rated in either of the two highest quality categories provided by the NAIC as of December 31, 2005, as compared to 94% at December 31, 2004. Although we have significant holdings of various closed-end preferred stock mutual funds, these funds are comprised primarily of preferred and common stocks traded on national stock exchanges, thus limiting exposure to any one obligor.


      Interest Rate Sensitivity. As part of our investing activities, we assume positions in fixed maturity, equity, short-term and cash equivalents markets. Therefore, we are exposed to the impacts of interest rate changes in the market value of investments. We estimate our exposure to interest rate changes and equity price risk using sensitivity analysis. The interest rate impact is defined as the effect of a hypothetical interest rate change of plus-or-minus 200 basis points on the market value of fixed maturities and preferred stocks.

      Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. The following table summarizes our interest rate risk, based on the results of the sensitivity analysis at December 31, 2005. The table also reflects the changes in market value and stockholders' equity that would be attributable to realized investment gains (losses) that we would recognize under the equity method of accounting with respect to the change in the net asset value of the mutual funds in which we own 20% or more of the shares outstanding. See "Critical Accounting Policies - Investments and Other-than-Temporary Impairments."

Hypothetical Change in Interest Rates	Estimated Market Value of Fixed Income and Preferred Stock Investments	Estimated Increase (Decrease) in Market Value	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity (1)

December 31, 2005:
200 basis point increase	$2,138,966	$(283,888)	(14.1)%
100 basis point increase	2,285,278	(137,576)	(6.9)%
No change	2,422,854	-	-
100 basis point decrease	2,548,494	125,640	6.3%
200 basis point decrease	2,684,096	261,242	13.0%
December 31, 2004:
200 basis point increase	1,925,625	(189,242)	(11.0)%
No change	2,114,867	-	-
200 basis point decrease	2,308,995	194,128	11.3%

___________________
(1)	Net of income taxes at an assumed rate of 35%.

      Our fixed income portfolio's weighted average duration (which includes all fixed maturities and preferred stocks) as of December 31, 2005 and 2004 was 4.9 years and 5.6 years, respectively. The "duration" of a security is the time-weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates. The duration reflects industry prepayment assumptions. The analytic systems we used to calculate the above duration data utilize optional call dates and sinking fund requirements and assume a non-static prepayment pattern in deriving these averages.

      Equity Price Risk. The equity price risk is defined as a hypothetical change of plus-or-minus 10% in the carrying value of common stocks. This total includes common stocks at market value and two closed-end preferred stock mutual funds at equity value. The following table summarizes our equity price risk, based on the results of the sensitivity analysis at December 31, 2005:

Hypothetical Change in Market Price	Carrying Value of Common Equity Investments	Increase (Decrease) in Carrying Value	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity (1)

December 31, 2005:
20% price increase	$238,411	$ 39,735	2.0%
10% price increase	218,544	19,868	1.0%
No change	198,676	-	-
10% price decrease	178,808	(19,868)	(1.0)%
20% price decrease	158,941	(39,735)	(2.0)%
December 31, 2004:
20% price increase	171,434	28,572	1.7%
10% price increase	157,148	14,286	0.8%
No change	142,862	-	-
10% price decrease	128,576	(14,286)	(0.8)%
20% price decrease	114,290	(28,572)	(1.7)%

___________________
(1)	Net of income taxes at an assumed rate of 35%.


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

Forward-Looking Statements

      This annual report and Form 10-K may contain statements that are not historical fact and constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipates," "estimates," "plans," "projects," "continuing," "ongoing," "expects," "may," "will," "could," "likely," "should," "management believes," "we believe," "we intend," and similar words or phrases. These statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. All forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this annual report on Form 10-K and in our Forms 10-Q and other documents filed with the SEC. Among the key factors that could cause actual results to differ materially from forward-looking statements:

*	the possibility of severe weather, terrorism and other adverse catastrophic experiences;

*	adverse trends in claim severity or frequency and uncertainties in estimating property and casualty losses;

*	adverse state and federal regulations and legislation;

*	adverse judicial decisions;

*	adverse changes to the laws, regulations and rules governing CAR in Massachusetts;

*	fluctuations in interest rates and the performance of the financial markets in relation to the composition of our investment portfolio;

*	premium rate making decisions for private passenger automobile policies in Massachusetts;

*	potential rate filings;

*	heightened competition;

*	our concentration of business within Massachusetts and within the personal automobile line of business;

*	market disruption in Massachusetts, if competitors exited the market or become insolvent;

*	the cost and availability of reinsurance;

*	our ability to collect on reinsurance and the solvency of our reinsurers;

*	the effectiveness of our reinsurance strategies;

*	telecommunication and information system problems, including failures to implement information technology projects timely and within budget;

*	our ability to maintain favorable ratings from rating agencies, including A.M. Best, S&P, Moody's and Fitch;

*	our ability to attract and retain independent agents;

*	our ability to retain our affinity relationships with AAA clubs, especially in Massachusetts;

*	our dependence on a key third party service vendor for other business in Massachusetts;

*	our dependence on our executive officers; and

*	the economic, market or regulatory conditions and risks associated with entry into new markets and diversification.

      You should not place undue reliance on any forward-looking statement. The risk factors referred to above, as well as those elsewhere in the Annual Report on Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf (see Part I, Item 1, "Risks Related to Our Business" of this Form 10-K). Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Management's Report on Internal Control Over Financial Reporting

      Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -

Integrated Framework. Based on this assessment, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2005.

      Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
The Commerce Group, Inc.:

We have completed integrated audits of The Commerce Group, Inc.'s December 31, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Commerce Group, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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


Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, MA
March 14, 2006

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
December 31,
(Thousands of Dollars)

	2005	2004

ASSETS
Investments (Note C):
Fixed maturities, at market (amortized cost: $2,037,127 and $1,674,849)	$2,029,173	$1,692,523
Preferred stocks, at market (cost: $395,099 and $421,247)	393,681	422,344
Common stocks, at market (cost: $103,472 and $74,865)	102,344	81,433
Preferred stock mutual funds, at equity (cost: $88,859 and $54,653)	96,332	61,429
Mortgage loans on real estate and collateral notes receivable (less
allowance for possible loan losses of $55 and $372)	17,746	14,735
Cash and cash equivalents	97,942	220,988
Other investments, at equity (cost: $28,976 and $32,277)	28,111	34,281

Total cash and investments	2,765,329	2,527,733
Accrued investment income	22,267	18,643
Premiums receivable (less allowance for doubtful receivables of
$2,254 and $2,254)	475,112	459,775
Deferred policy acquisition costs (Note D)	174,415	163,645
Property and equipment, net of accumulated depreciation (Note E)	61,625	53,757
Residual market receivable (Note M)	191,309	193,618
Due from reinsurers (Note M)	142,923	133,328
Deferred income taxes (Note K)	68,926	43,372
Other assets	25,104	18,372

Total assets	$3,927,010	$3,612,243

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses (Note F)	$ 989,196	$ 990,260
Unearned premiums (Note J)	933,160	902,566
Bonds payable ($300,000 face less discounts of $1,612 and $1,814) (Note G)	298,388	298,186
Current income taxes (Note K)	9,601	5,115
Deferred income (Note M)	8,757	9,906
Accrued agents' profit sharing (Note H)	187,760	109,432
Other liabilities and accrued expenses	189,122	175,496

Total liabilities	2,615,984	2,490,961

Minority interest (Note A)	5,957	5,126

Stockholders' equity (Note I):
Preferred stock, authorized 5,000,000 shares at $1.00 par value	-	-
Common stock, authorized 100,000,000 shares at $0.50 par value;
40,915,773 and 40,728,715 shares issued	20,458	20,364
Paid-in capital	148,130	134,943
Net accumulated other comprehensive (loss) income, net of income
taxes (benefits) of $(3,649) and $8,833	(6,810)	16,403
Retained earnings	1,363,507	1,169,009

Total stockholders' equity before treasury stock	1,525,285	1,340,719
Treasury stock, 7,262,571 and 7,405,966 shares, at cost	(220,216)	(224,563)

Total stockholders' equity	1,305,069	1,116,156

Total liabilities, minority interest and stockholders' equity	$3,927,010	$3,612,243

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Earnings
For the years ended December 31,
(Thousands of Dollars, Except Share and Per Share Data)

	2005	2004	2003

Revenues:
Earned premiums (Note J)	$1,709,924	$1,638,833	$1,445,628
Net investment income (Note C)	123,211	115,711	92,183
Premium finance and service fees	28,298	28,281	26,908
Net realized investment gains (Note C)	22,907	23,628	76,103
Other income	41	118	-

Total revenues	1,884,381	1,806,571	1,640,822

Expenses:
Losses and loss adjustment expenses (Notes F and M)	1,050,186	1,044,840	1,070,147
Policy acquisition costs (Note D)	463,297	439,232	350,250
Interest expense and amortization of bond fees (Note G)	18,293	18,313	1,120

Total expenses	1,531,776	1,502,385	1,421,517

Earnings before income taxes and minority interest	352,605	304,186	219,305
Income taxes (Note K)	107,768	89,003	58,068

Earnings before minority interest	244,837	215,183	161,237
Minority interest in net earnings of subsidiary (Note A)	(925)	(752)	(294)

NET EARNINGS	$ 243,912	$ 214,431	$ 160,943

Net earnings per common share (Note I):
Basic	$ 7.26	$ 6.54	$ 5.03

Diluted	$ 7.21	$ 6.51	$ 4.99

Cash dividends paid per share	$ 1.47	$ 1.31	$ 1.27

Weighted average number of common shares outstanding:
Basic	33,585,858	32,802,023	32,000,220

Diluted	33,847,665	32,952,714	32,254,663

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the years ended December 31,
(Thousands of Dollars, except share and per share amounts)

	Common Stock	Paid-In Capital	Net Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Treasury Stock	Total

Balance, January 1, 2003	$19,141	$ 39,570	$ 25,264	$ 877,308	$(171,231)	$ 790,052

Net earnings				160,943		160,943

Other comprehensive income:
Unrealized holding gains
arising during the year,
net of tax of $5,441			10,097			10,097
Reclassification adjustment,
net of tax benefit
of $(3,380)			(6,278)			(6,278)

Other comprehensive income			3,819			3,819

Comprehensive income						164,762
Stockholder dividends				(40,641)		(40,641)
Capital stock issued (1)	174	12,520				12,694
Treasury stock purchased					(14,656)	(14,656)

Balance, December 31, 2003	19,315	52,090	29,083	997,610	(185,887)	912,211

Net earnings				214,431		214,431

Other comprehensive loss:
Unrealized holding gains
arising during the year,
net of tax of $7,012			13,028			13,028
Reclassification adjustment,
net of tax benefit of $(13,843)			(25,708)			(25,708)

Other comprehensive loss			(12,680)			(12,680)

Comprehensive income						201,751
Stockholder dividends				(43,032)		(43,032)
Capital stock issued (2)	1,049	82,853				83,902
Treasury stock purchased					(38,676)	(38,676)

Balance, December 31, 2004	20,364	134,943	16,403	1,169,009	(224,563)	1,116,156

Net earnings				243,912		243,912

Other comprehensive loss:
Unrealized holding losses
arising during the year,
net of tax benefit
of $(7,091)			(13,201)			(13,201)
Reclassification adjustment,
net of tax benefit
of $(5,391)			(10,012)			(10,012)

Other comprehensive loss			(23,213)			(23,213)

Comprehensive income						220,699
Stockholder dividends				(49,414)		(49,414)
Capital stock issued (3)	94	7,884				7,978
Treasury stock reissued		5,303			4,347	9,650

Balance, December 31, 2005	$20,458	$148,130	$ (6,810)	$1,363,507	$(220,216)	$1,305,069

(1)	Due to the exercise of 348,037 employee stock options.
(2)	Due to the exercise of 1,747,163 employee stock options and 1,500,250 American Commerce agents' options (351,888 shares).
(3)	Due to the exercise of 54,221 employee stock options and 292,955 American Commerce agents' options (132,797 shares).

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows and Reconciliation
of Net Earnings to Cash From Operating Activities
For the years ended December 31,
(Thousands of Dollars)

	2005	2004	2003

Operating Activities:
Premiums collected	$1,709,573	$1,678,313	$1,494,514
Net investment income received	121,279	110,643	87,081
Premium finance and service fees received	28,298	28,281	26,908
Losses and loss adjustment expenses paid	(1,031,567)	(996,493)	(957,763)
Policy acquisition costs paid	(381,923)	(375,757)	(346,320)
Federal income taxes	(116,354)	(102,756)	(46,882)
Interest paid	(17,850)	(17,850)	-
Other receipts	41	118	-

Cash from operating activities	311,497	324,499	257,538

Investing Activities:
Investment sales, repayments and maturities	2,036,214	2,120,964	1,364,376
Investment purchases	(2,412,949)	(2,418,402)	(1,874,119)
Mortgage loans and collateral notes receipts	3,984	4,087	13,471
Mortgage loans and collateral notes originated	(6,978)	(2,319)	(3,072)
Property and equipment purchases	(15,064)	(6,540)	(7,528)
Other investing activities	4,300	4,161	2,908

Cash for investing activities	(390,493)	(298,049)	(503,964)

Financing Activities:
Dividends paid to stockholders	(49,414)	(43,032)	(40,641)
Capital stock purchases	-	-	(8,058)
Capital stock issued	2,437	22,606	5,586
Proceeds from bond issuance	-	-	297,972
Bond issue costs	-	(454)	(2,317)
Outstanding checks payable	2,927	(123)	3,110

Cash (for) from financing activities	(44,050)	(21,003)	255,652

(Decrease) increase in cash and cash equivalents	(123,046)	5,447	9,226
Cash and cash equivalents at beginning of year	220,988	215,541	206,315

Cash and cash equivalents at end of year	$ 97,942	$ 220,988	$ 215,541

Reconciliation of net earnings to cash from operating activities:
Net earnings	$ 243,912	$ 214,431	$ 160,943
Adjustments to reconcile net earnings to cash from operating activities:
Premiums receivable	(15,404)	(47,746)	(64,229)
Deferred policy acquisition costs	(10,770)	(10,040)	(15,364)
Residual market receivable	2,309	(874)	(28,267)
Due from reinsurers	(9,595)	(15,542)	(19,383)
Unpaid losses and loss adjustment expenses	(1,064)	32,907	142,217
Unearned premiums	30,594	92,104	123,314
Current income taxes	4,486	(9,976)	15,753
Deferred income taxes	(13,072)	(3,777)	(4,567)
Deferred income	(1,149)	1,960	(475)
Accrued agents' profit sharing	78,328	71,545	5,337
Net realized investment gains	(22,907)	(23,628)	(76,103)
Stock option exercises	15,191	22,620	510
Other - net	10,638	515	17,852

Cash from operating activities	$ 311,497	$ 324,499	$ 257,538

The accompanying notes are an integral part of these consolidated financial statements.

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

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our consolidated financial statements include the accounts of The Commerce Group, Inc. and its subsidiaries, Bay Finance Company, Inc., Clark-Prout Insurance Agency, Inc. and Commerce Holdings, Inc. (CHI). The Commerce Insurance Company (Commerce), Commerce West Insurance Company (Commerce West) and Citation Insurance Company (Citation) are wholly-owned subsidiaries of CHI. American Commerce Insurance Company (American Commerce) is a wholly-owned subsidiary of ACIC Holding Co., Inc. (AHC). AHC is owned jointly with AAA Southern New England (AAA SNE) with CHI maintaining a 95% common stock interest and AAA SNE maintaining a 5% common stock interest. All inter-company transactions and balances have been eliminated in consolidation. Certain prior year account balances have been reclassified to conform to the 2005 presentations.

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

Note B - Pro Forma Net Earnings

      Pro forma net earnings and earnings per share as if we had applied the fair value method of accounting for our stock-based compensation plans accounted for under the intrinsic value method for the years ended December 31 follow:

	2005	2004	2003

Net earnings, as reported	$243,912	$214,431	$160,943
Deduct: Stock-based employee compensation expense determined
under fair value method for awards granted in 2001, net of taxes	-	452	1,807

Pro forma net earnings under fair value accounting	$243,912	$213,979	$159,136

Basic earnings per share:
As reported	$ 7.26	$ 6.54	$ 5.03

Pro forma	$ 7.26	$ 6.52	$ 4.97

Diluted earnings per share:
As reported	$ 7.21	$ 6.51	$ 4.99

Pro forma	$ 7.21	$ 6.49	$ 4.93

All stock option based awards accounted for under the intrinsic value method were earned as of the first quarter of 2004; therefore, no additional expense was required after that date.

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

      Carrying values of investments in fixed maturities, which include taxable and non-taxable bonds and investments in common and preferred stocks, are derived from market prices supplied by our investment custodian, or in the few cases where no price is provided by the custodian, we obtain a third party valuation.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note C - Investments (Continued)

      We account for venture capital fund investments, which is included in other investments, in which we own more than a 5% interest on the equity method. The operating results of these venture capital fund investments have been reflected in realized gains and losses.

      All of our investments in fixed maturity and equity securities at December 31, 2005 and 2004 were classified as available-for-sale. Realized gains and losses on available-for-sale securities were determined by using the specific identification method. We have not invested more than 5% of fixed maturities in any one state or political subdivision.

Cash and Cash Equivalents

      Cash equivalents include short-term, liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

      The cash and cash equivalent balances at December 31, 2005 and 2004 are grossed up by $42,283 and $39,356, respectively, which represents outstanding checks for which there was no right of offset. These amounts are included in other liabilities and accrued expenses for the respective years.

Fixed Maturity Securities

Fair market value and amortized cost of our fixed maturity securities at December 31 follow:

	2005		2004

	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost

U.S. government and agency	$ 273,820	$ 276,386	$ 52,817	$ 53,060
State and political subdivision	732,617	725,556	720,575	705,272
Corporate	550,654	558,191	333,166	327,871
Mortgage-backed	472,082	476,994	585,965	588,646

Total fixed maturity securities	$2,029,173	$2,037,127	$1,692,523	$1,674,849

The fair market value and amortized cost of fixed maturities, by contractual maturity, at December 31 follow:

	2005		2004

	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost

Due in one year or less	$ 19,521	$ 19,719	$ 9,843	$ 9,843
Due after one year through five years	394,358	400,456	131,624	130,276
Due after five years through ten years	275,194	278,937	233,996	233,682
Due after ten years	868,018	861,021	731,095	712,402

	1,557,091	1,560,133	1,106,558	1,086,203
Mortgage-backed	472,082	476,994	585,965	588,646

Total fixed maturities	$2,029,173	$2,037,127	$1,692,523	$1,674,849

      Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The carrying value of fixed maturities on deposit for state regulating authorities at December 31, 2005 was $8,026.

Closed-end Preferred Stock Mutual Funds

      We record our equity in the change in net assets of closed-end preferred stock mutual funds for which our ownership is greater than 20% as a component of realized gains and losses. These investments are valued at original cost plus the cumulative undistributed equity in earnings and losses of the fund.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note C - Investments (Continued)

Our closed-end preferred stock mutual fund holdings at December 31, 2005 and 2004 accounted for under the equity method follow:

	Fund Shares Held	% of Ownership	Carrying Value at Equity	Cost	Quoted Market Value

December 31,2005
PDT(1)	6,075,000	40.4%	$72,232	$66,553	$61,661
PGD(1)	1,768,200	21.2%	24,100	22,306	21,219

			$96,332	$88,859	$82,880

December 31, 2004
PDT(1)	5,043,400	33.5%	$61,429	$54,653	$58,050

(1)

John Hancock Patriot Premium Dividend II Fund (PDT) and John Hancock Patriot Global Dividend Fund (PGD). The quoted market values of these investments are less than carrying value at year end 2005 and 2004. The carrying value is the net asset value of the underlying securities, which would be the value we would receive if the fund liquidates. We intend to hold these investments to recovery.

Mortgage Loans on Real Estate and Collateral Notes Receivable

      We originate and hold real estate mortgage loans on properties located in Massachusetts and Connecticut. Mortgage loans are collateralized by the related real estate. Agency loans are generally collateralized by the assets of the agency. We control credit risk through credit approvals, credit limits and monitoring procedures. We perform in-depth credit evaluations on all new mortgage customers. We have not incurred any bad debt expense on mortgage loans during the three years ended 2005.

      Our exposure is generally 80% or less of the appraised value of any collateralized real property at the time of the loan origination. The ability and willingness of residential and commercial borrowers to honor their repayment commitments is generally dependent upon the level of overall economic activity and real estate values. During the three years ended 2005, we did not acquire any property through foreclosure of mortgages.

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

      Interest on mortgage loans is included in income as earned based upon rates applied to principal amounts outstanding. Accrual of interest on mortgage loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal, or when a loan becomes contractually past due more than 90 days. When a loan is placed on non-accrual status, all unpaid interest previously accrued is reversed against current period earnings.

Mortgage loans on real estate and collateral notes receivable at December 31 follows:

	2005	2004

Residential (1st Mortgages)	$10,995	$ 7,456
Residential (2nd Mortgages)	106	117
Commercial (1st Mortgages)	4,888	5,453

	15,989	13,026
Collateral notes receivable	1,812	2,081

	17,801	15,107
Allowance for possible loan losses	(55)	(372)

Mortgage loans on real estate and collateral notes receivable	$17,746	$14,735

      Fair value of our mortgage loans on real estate and collateral notes receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit and for the same remaining maturities. The future cash flows associated with certain non-performing loans are estimated based on expected payments from borrowers either through work out arrangements or the disposition of collateral. The estimated fair value of mortgage loans on real estate and collateral notes receivable at December 31, 2005 and 2004, prior to the allowance for possible loan losses, was $19,029 and $16,044, respectively.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note C - Investments (Continued)

      At December 31, 2005 and 2004, mortgage loans on non-accrual status totaled $149 and $357, respectively. Allowances of $13 and $37 were established in 2005 and 2004, respectively, for these non-accrual status loans. The reduction in interest income associated with non-accrual loans was $8, $15 and $36 for the years ended December 31, 2005, 2004 and 2003, respectively.

Changes in the allowance for possible loan losses for the years ended December 31 follows:

	2005	2004	2003

Balance, beginning of year	$372	$379	$418
Decrease in allowance for possible loan losses credited to earnings	(317)	(7)	(39)

Balance, end of year	$ 55	$372	$379

Mortgage principal and collateral notes receivable balances at December 31 follow:

	2005	2004

Fixed rate mortgages and collateral notes maturing:
One year or less	$ 18	$ 36
More than one year to five years	810	924
More than five years to ten years	679	763
Over ten years	9,750	6,329

Total fixed mortgages	11,257	8,052

Adjustable rate mortgages and collateral notes maturing:
One year or less	2	-
More than one year to five years	723	352
More than five years to ten years	435	1,506
Over ten years	5,384	5,197

Total adjustable mortgages	6,544	7,055

Total mortgages	$17,801	$15,107

Past due over 90 days	$ 149	$ 357

Mortgages in foreclosure, included in past due over 90 days	$ -	$ 105

Net Investment Income

The components of net investment income for the years ended December 31 follow:

	2005	2004	2003

Interest on fixed maturities	$ 87,409	$ 82,052	$49,909
Dividends on common and preferred stocks	26,387	25,278	23,393
Dividends on preferred stock mutual funds	8,187	8,342	18,199
Interest on cash and cash equivalents	2,511	1,510	1,563
Interest on mortgage loans	1,306	1,386	1,767
Other	512	126	640

Total investment income	126,312	118,694	95,471
Investment expenses	3,101	2,983	3,288

Net investment income	$123,211	$115,711	$92,183

The carrying value of our fixed maturity investments which have not produced any income during 2005 was $118 at December 31, 2005.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note C - Investments (Continued)

Net Realized Investment Gains

Net realized investment gains for the years ended December 31 follow:

	2005	2004	2003

Transaction gains (losses):
Fixed maturity securities gains	$ 31,652	$ 40,308	$ 28,701
Fixed maturity securities losses	(10,517)	(27,575)	(5,901)
Equity securities gains	9,320	23,134	49,485
Equity securities losses	(4,856)	(4,049)	(15,960)
Venture capital fund gains	1,013	3,668	428
Venture capital fund losses	(176)	-	(396)
Other investments gains	740	8	76
Other investments losses	(113)	(213)	(409)

Net transaction gains	27,063	35,281	56,024

Impairment losses:
Fixed maturity securities	(305)	(14,189)	(9,566)
Equity securities	(4,547)	(760)	(8,050)

Total impairment losses	(4,852)	(14,949)	(17,616)

Equity in earnings of closed-end preferred stock mutual funds	696	3,296	37,695

Net realized investment gains included in net earnings	$ 22,907	$ 23,628	$ 76,103

Proceeds from investment sales, calls, maturities and paydowns for the years ended December 31 follow:

	2005	2004	2003

Sales:
Closed-end preferred stock mutual funds	$ 244	$ -	$ 172,378
Equity securities	457,496	267,624	345,535
Fixed maturity securities	1,239,329	1,231,136	488,750

Total sales	1,697,069	1,498,760	1,006,663

Calls, maturities and paydowns:
Fixed maturity securities	282,581	581,246	291,460
Equity securities	46,533	38,895	62,817

Total calls, maturities and paydowns	329,114	620,141	354,277

Other:
Venture capital fund investments	10,031	2,063	3,436
Mortgage loans and collateral notes	3,984	4,087	13,471

Total other	14,015	6,150	16,907

Proceeds from sales, calls, maturities and paydowns	$2,040,198	$2,125,051	$1,377,847

Unrealized Investment Gains (Losses)

Gross and net unrealized investment gains and losses, excluding minority interest, from fixed maturity and equity securities at December 31 follow:

	2005		2004

	Gains	Losses	Gains	Losses

Fixed maturity securities:
U.S. government and agency	$ 155	$ (2,721)	$ 46	$ (289)
State and political subdivision	12,618	(5,557)	17,069	(1,766)
Corporate	1,634	(9,171)	6,734	(1,439)
Mortgage-backed	1,079	(5,991)	1,682	(4,363)

Fixed maturity securities unrealized gains (losses)	$15,486	$(23,440)	$25,531	$(7,857)

Equity securities unrealized gains (losses)	$ 5,029	$ (7,575)	$14,148	$(6,483)

Net unrealized gains (losses)	$(10,500)		$25,339

      We review all security holdings on a quarterly basis for potential other-than-temporary declines in market value in accordance with GAAP. In general, unrealized losses resulting from an increase in interest rates will not necessarily lead to an other-than-temporary impairment write-down. As part of this process, we consider any significant market declines in the context of the overall market and also in relation to the outlook for the specific issuer of the security and the issuer's industry. Each quarter, we review all securities whose market values have declined below book price. From a quantitative standpoint,

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

*	We review all holdings with an unrealized loss of over $250, or a fair market value that is more than 20% below cost.

*	We review all holdings with unrealized losses over $100, or a fair market value that is more than 10% below cost, for securities at a continuous loss position period of 12 to 36 months.

*	We review all securities that have been at a continuous loss position for 36 months or more.

*	We review both issue specific data and general market data for all perpetual preferred stocks that have been at a continuous loss position for over 12 months.

*	Generally, we consider all AAA/AA rated U.S. Government securities with market values less than cost as temporarily impaired due to our intent and ability to hold these securities to recovery.

*	We consider market activity between our quarter-end date and earnings release date in our evaluation.

      If a security is deemed other-than-temporarily impaired, we adjust the security's cost basis to market value through realized loss based on publicly available prices or, in the absence of such information, on a price supplied by a broker. During 2005, our other-than-temporary impairment charge for our bond and preferred and common stock holdings was $4,852.

Gross unrealized losses on our fixed maturity and equity securities at December 31, 2005 by duration of unrealized loss and by credit quality (for fixed maturity securities) follow:

	Total	0 - 6 Months	7 - 12 Months	13 - 24 Months	Over 24 Months

Total equity and fixed maturity securities:
Number of positions	408	198	135	70	5

Total fair market value	$1,605,321	$846,546	$522,189	$230,542	$6,044
Total amortized cost	1,636,336	860,721	532,839	236,592	6,184

Unrealized loss	$ (31,015)	$ (14,175)	$ (10,650)	$ (6,050)	$ (140)

Unrealized loss percentage to
fair market value	1.9%	1.7%	2.0%	2.6%	2.3%

Equity securities:
Number of positions	59	41	14	3	1

Total fair market value	$ 228,828	$182,722	$ 41,689	$ 3,568	$ 849
Total amortized cost	236,403	189,088	42,823	3,617	875

Unrealized loss	$ (7,575)	$ (6,366)	$ (1,134)	$ (49)	$ (26)

Unrealized loss percentage to
fair market value	3.3%	3.5%	2.7%	1.4%	3.1%

Total fixed maturity securities:
Number of positions	349	157	121	67	4

Total fair market value	$1,376,493	$663,824	$480,500	$226,974	$5,195
Total amortized cost	1,399,933	671,633	490,016	232,975	5,309

Unrealized loss	$ (23,440)	$ (7,809)	$ (9,516)	$ (6,001)	$ (114)

Unrealized loss percentage to
fair market value	1.7%	1.2%	2.0%	2.6%	2.2%

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note C - Investments (Continued)

Investment grade fixed maturity securities:
Number of positions	327	142	115	66	4

Total fair market value	$1,290,285	$599,150	$461,041	$224,899	$5,195
Total amortized cost	1,311,280	605,920	469,268	230,783	5,309

Unrealized loss	$ (20,995)	$ (6,770)	$ (8,227)	$ (5,884)	$ (114)

Unrealized loss percentage to
fair market value	1.6%	1.1%	1.8%	2.6%	2.2%

Below investment grade fixed maturity securities:
Number of positions	22	15	6	1	-

Total fair market value	$ 86,208	$ 64,674	$ 19,459	$ 2,075	$ -
Total amortized cost	88,653	65,713	20,748	2,192	-

Unrealized loss	$ (2,445)	$ (1,039)	$ (1,289)	$ (117)	$ -

Unrealized loss percentage to
fair market value	2.8%	1.6%	6.6%	5.6%	-

Our unrealized losses from below investment grade fixed maturity securities at December 31, 2005 were from corporate securities with a credit quality of BB.

      We reviewed our investment holdings at December 31, 2005 for other-than-temporary declines in market value, in accordance with our previously stated accounting policy. Based on this analysis, we determined that the impairments represented in the above gross unrealized loss table are temporary. These temporary impairments are primarily due to interest rates and general market conditions. We have the intent and ability to hold to recovery or maturity our temporarily impaired equity or fixed maturity securities, respectively.

      In November 2005, the FASB issued Staff Position (FSP) 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005; however, early application is permitted. We will adopt this FSP during the first quarter of 2006. We believe the application of the provisions of this FSP will not have a material impact on our financial statements.

Gross unrealized losses on our equity and fixed maturity securities at December 31, 2004, by duration of unrealized loss, follow:

	Total	0 - 6 Months	7 - 12 Months	13 - 24 Months	Over 24 Months

Total equity and fixed maturity securities:
Number of positions	231	141	66	20	4

Total fair market value	$1,007,625	$584,494	$345,751	$74,509	$2,871
Total amortized cost	1,021,965	588,678	353,367	77,028	2,892

Unrealized loss	$ (14,340)	$ (4,184)	$ (7,616)	$ (2,519)	$ (21)

Unrealized loss percentage to
fair market value	1.4%	0.7%	2.2%	3.4%	0.7%

Equity securities:
Number of positions	57	26	23	6	2

Total fair market value	$ 220,106	$115,395	$ 86,234	$16,290	$2,187
Total amortized cost	226,589	116,732	90,285	17,368	2,204

Unrealized loss	$ (6,483)	$ (1,337)	$ (4,051)	$ (1,078)	$ (17)

Unrealized loss percentage to
fair market value	2.9%	1.2%	4.7%	6.6%	0.8%

Fixed maturity securities:
Number of positions	174	115	43	14	2

Total fair market value	$ 787,519	$469,099	$259,517	$58,219	$ 684
Total amortized cost	795,376	471,946	263,082	59,660	688

Unrealized loss	$ (7,857)	$ (2,847)	$ (3,565)	$ (1,441)	$ (4)

Unrealized loss percentage to
fair market value	1.0%	0.6%	1.4%	2.5%	0.6%

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note C - Investments (Continued)

Investment grade fixed maturity securities:
Number of positions	171	113	42	14	2

Total fair market value	$ 770,033	$461,363	$249,767	$58,219	$ 684
Total amortized cost	777,547	464,117	253,082	59,660	688

Unrealized loss	$ (7,514)	$ (2,754)	$ (3,315)	$ (1,441)	$ (4)

Unrealized loss percentage to
fair market value	1.0%	0.6%	1.3%	2.5%	0.6%

Below investment grade fixed maturity securities:
Number of positions	3	2	1	-	-

Total fair market value	$ 17,486	$ 7,736	$9,750	$ -	$ -
Total amortized cost	17,829	7,829	10,000	-	-

Unrealized loss	$ (343)	$ (93)	$ (250)	$ -	$ -

Unrealized loss percentage to
fair market value	2.0%	1.2%	2.6%	-	-

Other Comprehensive Income (Loss)

Other comprehensive income (loss), less applicable income tax expense, for the years ended December 31 follow:

	2005	2004	2003

Other comprehensive income (loss):
Fixed maturities	$(25,629)	$ (1,321)	$ 2,093
Preferred stocks	(2,514)	(14,673)	11,854
Common stocks	(7,696)	(3,543)	(8,104)
Impact of minority interest	144	26	37

Total	(35,695)	(19,511)	5,880

Tax benefit (expense)	12,532	6,840	(2,048)
Tax impact of minority interest	(50)	(9)	(13)

Total tax benefit (expense)	12,482	6,831	(2,061)

Total other comprehensive (loss) income	$(23,213)	$(12,680)	$ 3,819

Net Accumulated Other Comprehensive Income (Loss)

      Unrealized investment gains and losses on common and preferred stocks and fixed maturities, to the extent that there is no other-than-temporary impairment of value, are credited or charged, net of any tax effect, to a separate component of stockholders' equity, known as "net accumulated other comprehensive (loss) income," until realized.

Net accumulated other comprehensive income (loss) on stocks and fixed maturity investments follows:

	2005	2004	2003

Accumulated other comprehensive income	$ 20,515	$ 39,679	$ 59,876
Accumulated other comprehensive losses	(31,015)	(14,340)	(15,000)
Impact of minority interest	41	(103)	(129)

Net accumulated other comprehensive income (loss)	(10,459)	25,236	44,747

Tax benefit (expense)	3,663	(8,869)	(15,709)
Tax impact of minority interest	(14)	36	45

Net tax benefit (expense)	3,649	(8,833)	(15,664)

Total	$ (6,810)	$ 16,403	$ 29,083

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
THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note D - Deferred Policy Acquisition Costs (Continued)

related unearned premiums. There was no premium deficiency in 2005, 2004 and 2003. In determining whether a premium deficiency exists, we consider anticipated investment income on the unearned premium reserve.

Policy acquisition costs incurred and amortized to income follow:

	2005	2004	2003

Balance, January 1	$ 163,645	$ 153,605	$ 138,241
Costs deferred during the year	474,067	449,272	365,614
Amortization charged to expense	(463,297)	(439,232)	(350,250)

Balance, December 31	$ 174,415	$ 163,645	$ 153,605

      In September 2005, the AICPA issued a new accounting pronouncement, Statement of Position (SOP) 05-01, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. This SOP provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97. Internal replacements are modifications in product benefits, features, rights, or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The provisions of this SOP are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We will adopt this SOP during the first quarter of 2007. Financial statement application of this SOP is prospective and initial application would generally occur as of the beginning of the fiscal year. We believe the adoption of this SOP will not have a material impact on our future financial statements.

Note E - Property and Equipment

Our property and equipment at December 31 follows:

	2005	2004

Buildings	$ 56,133	$ 55,701
EDP equipment and copiers	34,247	33,584
Equipment and office furniture	13,481	13,337
Software	9,085	-
Automobiles	1,781	1,589
Building improvements	1,080	1,019

	115,807	105,230
Less accumulated depreciation	(59,473)	(55,358)

	56,334	49,872
Land	5,291	3,885

	$ 61,625	$ 53,757

Property and equipment are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the assets using the following rates and lives:

	Percent Per Annum	Useful Life (Years)

Buildings	2.5	40
Building improvements (prior to 1992)	2.5	40
Building improvements (1992 and subsequent)	5.0	20
Equipment and office furniture	10.0	10
EDP equipment and copiers	20.0	5
Automobiles	20.0	5
Software	33.3	3

      Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed and the accumulated depreciation thereon is eliminated from the related property and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. We capitalize tangible property and equipment having an economic life of more than one year with a dollar value of $2.5 or greater.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note E - Property and Equipment (Continued)

      The cost of computer software developed or obtained for internal use in excess of $150 is capitalized in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Amounts below the $150 threshold are expensed in the period the costs are incurred. Capitalized costs are generally amortized on a straight-line basis over a three-year period, unless another rational basis is more representative of the software's use.

      Depreciation expense was $6,091, $5,975 and $5,893 for the years ended December 31, 2005, 2004 and 2003, respectively. Depreciation expense is allocated evenly between loss adjustment expenses and policy acquisition costs.

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
THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note F - Unpaid Losses and Loss Adjustment Expenses (LAE) (Continued)

      By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, we estimate the ultimate net liability for losses and LAE. After taking into account all relevant factors, we believe that, based on existing information, the provision for losses and LAE at December 31, 2005 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability, however, may be greater or lower than established reserves. If the ultimate exposure is greater than (or less than) our estimated liability for losses and LAE, we will incur additional expense (income) which may have a material impact on our consolidated financial position. We do not discount to present value that portion of our loss reserves expected to be paid in future periods.

      Liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as oil spills, mold and lead paint are included in the loss reserve methodologies described above. Reserves have been established to cover these claims for known losses. Because of our limited exposure to these types of claims, we believe they will not have a material impact on our consolidated financial position in the future. Loss reserves on environmental related claims amounted to $7,772 and $6,646 at December 31, 2005 and 2004, respectively.

Liabilities for unpaid losses and LAE at December 31 follow:

	2005	2004

Net voluntary unpaid loss and LAE reserves	$ 806,552	$ 783,159
Voluntary salvage and subrogation recoverable	(102,878)	(97,218)
Assumed unpaid loss and LAE reserves from Commonwealth Automobile
Reinsurers (CAR)	152,506	167,502
Assumed salvage and subrogation recoverable from CAR	(21,481)	(23,317)

Total voluntary and assumed unpaid loss and LAE reserves	834,699	830,126
Adjustment for ceded unpaid loss and LAE reserves	163,497	169,134
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid loss and LAE reserves	$ 989,196	$ 990,260

The change in reserves for unpaid losses and LAE, net of reinsurance deductions from all reinsurers, including CAR, for the years ended December 31 follow:

	2005	2004	2003

Incurred losses and LAE:
Provision for insured events of the current year	$1,111,583	$1,101,871	$1,095,371
Decrease in provision for insured events of prior years	(61,397)	(57,031)	(25,224)

Total incurred losses and LAE	1,050,186	1,044,840	1,070,147

Payments:
Losses and LAE attributable to insured events of the current year	672,894	637,373	625,803
Losses and LAE attributable to insured events of prior years	372,719	369,684	330,349

Total payments	1,045,613	1,007,057	956,152

Change in loss and LAE reserves during the year	4,573	37,783	113,995
Loss and LAE reserves prior to the effect of ceded reinsurance
recoverable, beginning of year	830,126	792,343	678,348

Loss and LAE reserves prior to the effect of ceded reinsurance
recoverable, end of year	834,699	830,126	792,343
Ceded reinsurance recoverable	154,497	160,134	165,010

Loss and LAE reserves, end of year	$ 989,196	$ 990,260	$ 957,353

      As a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased $61,397 for the year ended 2005 and $57,031 for the year ended 2004. The favorable development is due primarily to lower than anticipated losses related to the personal automobile liability, the automobile physical damage and the commercial multiple peril lines of business. Conditions and trends that have affected development in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based upon these developments. The amounts we will ultimately incur from loss and loss adjustment expenses could differ materially in the near term from the amounts recorded.

      Approximately $54,370 in personal automobile liability redundancies developed for the year ended 2005, with 92% of this amount coming from the 2004, 2003 and 2002 accident years. The primary reason for the redundancies in this area is that claim severity came in better than we anticipated, coupled with significant redundancies from CAR. Automobile physical damage had approximately $7,447 in redundancies chiefly related to the 2004 accident year, approximately 60% of which related to CAR. In 2005, we also experienced redundancies of $1,733 for the commercial multiple peril line of business, 62% of which related to the 2004 accident year. Partially offsetting these redundancies was a $3,467 deficiency in

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note F - Unpaid Losses and Loss Adjustment Expenses (LAE) (Continued)

commercial automobile business, primarily related to CAR for the 2004 accident year. Various redundancies and deficiencies for the other lines of business and accident years combined for the remaining approximately $1,314 net redundancy.

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

      Approximately $51,027 in personal automobile liability redundancies developed for the year ended 2004, with 98% of this amount coming from the 2003, 2002 and 2001 accident years. The primary reason for the redundancies in this area is that claim severity came in better than we anticipated. The redundancy for personal automobile liability that related to CAR accounted for approximately 2.5% of the total. Automobile physical damage had approximately $2,334 in redundancies related to the 2003 accident year approximately 98% of which was related to CAR. In 2004, we also experienced redundancies of $2,222 for the commercial multiple peril line of business, half of which related to the 1996 accident year. Various redundancies and deficiencies for the other lines of business and accident years combined for the remaining approximately $1,448 net redundancy.

      Our aggregate actuarial estimate for the loss and LAE reserves, on a consolidated basis and net of reinsurance recoverable, ranges from a low of $764,600 to a high of $877,900, as of December 31, 2005. Our financial statement loss and LAE reserves net of reinsurance, based on our best estimate, was established at $834,699 for that date. We calculate our estimate independently from those amounts as calculated by our actuaries and, therefore, the final results are most often not the same. We estimate amounts primarily by reviewing historical loss and LAE data, focusing mainly on payment data. We also review and compare most recent loss frequency, severity and payment data to historical trends in an attempt to determine if patterns are remaining consistent or not. We attempt to establish our reserve estimate as close to the amount required for the ultimate future payments necessary to settle all losses. The accuracy of this estimate is reflected by the line noted in the above table entitled "decrease in provision for insured events of prior years."

      Our loss and LAE reserves reflect our share of the aggregate loss from CAR and our LAE reserves and the other writers of automobile insurance in Massachusetts that participate in CAR (Servicing Carriers).

Note G - Bonds Payable

      On December 9, 2003, we issued $300,000 face value of senior unsecured and unsubordinated debt (the Senior Notes) which matures December 9, 2013. The Senior Notes were issued at 99.3% to yield 6.04% and bear a coupon interest rate of 5.95%, payable semi-annually on June 9 and December 9. Proceeds from the issuance were $298,000. Costs related to the issuance of the Senior Notes have been deferred and recorded in other assets on the balance sheet. The deferred costs and the original issue discount will be amortized into interest expense over the life of the Senior Notes. The fair market value of the Senior Notes at December 31, 2005 was estimated at $303,900.

Note H - Commitments

      In 2000, Commerce entered into a Limited Partnership Agreement with Conning Partners VI, L.P., a Delaware Limited Partnership. This partnership agreement required our commitment to invest up to $50,000 into the partnership. In 2005, we received $1,245 of our principal from the partnership. In 2004 and 2003, we invested $10,688 and $5,250, respectively, into the partnership. As of December 31, 2005, we have invested $34,309 into the partnership, leaving a commitment balance to the partnership of $15,691. The partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity, equity-related and other securities issued in expansion financing, start-ups, buy-outs and recapitalization transactions. The fund targets companies in the areas of insurance, financial services, e-commerce, healthcare, and related businesses, including, without limitation, service and technology enterprises supporting such businesses, in order to realize long-term capital returns, all as determined and managed by the General Partner for the benefit of the Partners.

      Also in 2000, Commerce entered into a Limited Partnership Agreement with Distribution Partners Investment Capital, L.P. a Delaware Limited Partnership. This partnership agreement required our commitment to invest up to $3,500 into the partnership. We have not invested in the partnership since 2002. As of December 31, 2005, we have invested $2,555 into the partnership leaving a balance of $945 for funds still committed. The partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity and equity-related securities of

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note H - Commitments (Continued)

companies operating in the area of insurance distribution and distribution related activities, all as determined and managed by the General Partner for the benefit of the Partners.

      In addition to state mandated minimum and other commissions on policies written, we pay certain of our agencies compensation in the form of profit sharing. This is based primarily on the underwriting profits of an individual agents' business written with us. The arrangement for Massachusetts and New Hampshire business utilizes a three-year rolling plan, with one third of the agents' profit or loss for each of the current and the two prior years' calculations summed to a single amount. This amount, if positive, is multiplied by the profit sharing commission rate and paid to the agent. Outside of Massachusetts and New Hampshire, Commerce West and American Commerce each have profit sharing plans tailored to their specific markets.

Note I - Stockholders' Equity

The amount of consolidated retained earnings at December 31, 2005 represented by undistributed earnings of 50% or less owned investments that are accounted for using the equity method follows:

	Carrying Value	Cost	Undistributed Earnings (Loss)

Preferred stock mutual fund	$ 96,332	$ 88,859	$ 7,473
Other investments in venture capital partnerships	28,111	28,976	(865)

	$124,443	$117,835	6,608

Income tax benefit (at 35%)			(2,313)

Undistributed equity method earnings included in consolidated
retained earnings			$ 4,295

Book Value Awards, Incentive Awards and Stock Option Programs

      The Incentive Compensation Plan. During 2002, our stockholders approved the Incentive Compensation Plan (the Plan) which provides for the award of incentive stock options, non-qualified stock options, book value awards (BVAs), stock appreciation rights, restricted stock and performance stock units. Up to 5,000,000 shares of common stock (subject to increase for anti-dilution adjustments) may be issued under the Plan, including awards of restricted stock or upon the exercise of common stock equivalent awards such as stock options and stock appreciation rights payable in the form of common stock (not in the form of cash). At the discretion of the Compensation Committee, all of our directors, officers and other senior management employees, including those of our subsidiaries, are eligible to participate in the Plan.

      In May 2005, the Compensation Committee of the Board of Directors authorized, under the 2002 Incentive Compensation Plan, the grant of Incentive Awards (IAs) to officers and directors in lieu of BVAs which were granted in the past. IAs entitle officers and directors to cash payments at a specified settlement date, subject to certain specified conditions. The 2005 Incentive Award Agreement is substantially the same as the previously granted Book Value Award Agreement. The cash payment is based on cumulative net earnings per basic share of common stock over a three-year period, except for certain early retirement and change in control circumstances.

      IAs issued relating to the Plan totaled 1,208,631 in 2005. BVAs issued related to the Plan totaled 1,489,111 in 2004 and 1,408,675 in 2003. Expenses relating to BVAs and IAs were $29,043, $18,904 and $11,162 in 2005, 2004 and 2003, respectively. The outstanding BVAs entitle the holders to cash payments based upon the extent to which, if at all, the per share book value exceeds certain thresholds set at the time the award was granted.

      Employee stock options (options) granted from 1999 through 2001 relating to a previously approved plan totaled 2,529,042, including the issuance of options previously terminated. No employee stock options were granted after 2001 under the Plan. The outstanding options entitle the recipient to purchase our common stock based upon the extent to which, if at all, the per share market value of the common stock exceeds certain thresholds set at the time the option was granted. Unexercised options terminate not later than eight years after the date of grant. The average contractual life of the remaining 11,288 options outstanding at December 31, 2005 was 3.3 years.

      The market price for our common stock and our financial results directly affect our expense related to stock options, BVAs and IAs, respectively. Our stock option expense represents options granted to both employees and American Commerce agents. An increase in the market value of our stock will increase the expense we recognize for options subject to variable accounting. Similarly, an increase in our net income will increase the value of, and therefore the expense we recognize for, outstanding BVAs and IAs.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note I - Stockholders' Equity (Continued)

      We record our expenses related to stock options, BVAs and IAs in three separate line items on our income statement - losses and loss adjustment expenses, policy acquisition costs and net investment income. The stock option, BVA and IA expenses recorded in each line item for the years ended December 31 follow:

	2005	2004	2003

Losses and loss adjustment expenses - BVA/IA	$15,528	$10,086	$ 5,958
Policy acquisition costs - BVA/IA	13,328	8,652	5,125
Net investment income - BVA/IA	187	166	79

Total BVA/IA expense	29,043	18,904	11,162

Losses and loss adjustment expenses - employee options	8	1,888	1,382
Policy acquisition costs - employee options	7	1,627	1,175
Net investment income - employee options	-	19	13

Total employee option expense	15	3,534	2,570

Losses and loss adjustment expenses - agents' options	767	8,410	4,966
Policy acquisition costs - agents' options	628	6,881	4,064

Total agents' options expenses	1,395	15,291	9,030

Total stock option BVA and IA expenses	$30,453	$37,729	$22,762

      Liabilities for the BVAs, IAs and employee stock option programs were $48,193 and $29,654 at December 31, 2005 and 2004, respectively. Plan activity, related to employee options, for the three years ended 2005 follows:

	Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2003	2,160,709	$31.35
Exercised	(348,037)	31.79

Options outstanding at December 31, 2003	1,812,672	31.27
Exercised	(1,747,163)	31.28

Options outstanding at December 31, 2004	65,509	30.98
Exercised	(54,221)	31.01

Options outstanding at December 31, 2005	11,288	30.80

Options exercisable at December 31, 2003	628,329	32.15

Options exercisable at December 31, 2004	65,509	30.98

Options exercisable at December 31, 2005	11,288	30.80

      At December 31, 2005, 2,557,664 shares of common stock may be awarded in the future under the Plan. Our Compensation Committee has not granted stock options to employees under the plan since 2001. We follow variable accounting treatment for options granted in 1999 and 2000 in accordance with APB Opinion 25 and related interpretations.

      The American Commerce Agents' Plan. Additionally, we grant options to certain agents (ACIC agents' options) of American Commerce (the ACIC Plan). The right of the recipient to exercise these ACIC agents' options is contingent upon the average volume of other-than-Massachusetts private passenger automobile and homeowners direct written premiums placed and maintained with American Commerce for a five year period specified in the ACIC agents' option agreement. If qualified, the recipient may purchase our common stock at the exercise price for a period of five years beginning five years after the date of the grant (the confirmation date). Unexercised ACIC agents' options terminate not later than ten years after the date of the grant (the expiration date). In conjunction with meeting specified premium growth levels over the term of the ACIC agents' options, we provided "put rights" to the holders of the ACIC agents' options granted in 1999. These put rights permit the agents' option holders to require us to purchase the ACIC agents' options at the difference between $40.00 less the exercise price, at any time from and after the confirmation date through and including the expiration date. Approximately 150,000 options remain outstanding from the 1999 grant. Options cannot be exercised using cash. Options can only be exercised using a net share purchase such that the dollar value that the option is in the money is divided by the fair market value of the stock at the date of exercise to arrive at the number of shares received by the option holder. We record our expenses associated with the ACIC Plan over each award's vesting period, based on our estimate of the fair value of each award. Expenses related to these options were $1,395 in 2005, $15,291 in 2004 and $9,030 in 2003. The ACIC Plan has not been, and is not required to be, approved by our stockholders.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note I - Stockholders' Equity (Continued)

The ACIC Plan activity for the three years ended 2005 follows:

	Shares	Weighted Average Exercise Price

Agents' options outstanding at January 1, 2003	2,697,380	$39.24
Granted	1,100,000	46.27

Agents' options outstanding at December 31, 2003	3,797,380	41.28
Granted	625,000	58.63
Exercised	(1,500,250)	36.32

Agents' options outstanding at December 31, 2004	2,922,130	47.54
Granted	475,000	72.53
Exercised	(292,955)	35.74
Forfeited	(700,000)	49.82

Agents' options outstanding at December 31, 2005	2,404,175	53.25

      There were 154,175 and 372,130 exercisable ACIC agents' options at December 31, 2005 and 2004, respectively. None were exercisable at December 31, 2003. The weighted average remaining contractual life of ACIC agents' options outstanding at December 31, 2005 was 7.4 years.

      On February 10, 2005, 700,000 of the ACIC agents' options that were outstanding at December 31, 2004 were forfeited as a result of AAA Arizona terminating its relationship with American Commerce. None of these options were exercisable at the end of 2004. Accrued expenses for these options were $3,487 at December 31, 2004. This amount was taken into income during the first quarter of 2005.

The fair value of each of the ACIC agents' options granted under the ACIC Plan was estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2005	2004	2003

Dividend yield	2.65%	2.38%	3.20%
Expected volatility	19.80%	21.50%	22.40%
Risk-free interest rate	4.40%	3.64%	3.04%
Expected option life in years	5-9.5	5-9.5	5-9.5

      The exercise prices for ACIC agents' options granted in 2005, 2004, and 2003 were $72.53, $58.63 and $46.27, respectively. The estimated weighted average fair values per share of the ACIC agents' options were $13.80, $17.39 and $6.82 for 2005, 2004 and 2003, respectively. The ACIC agents' option liability at December 31, 2005 and 2004 was $17,398 and $19,835, respectively.

New Accounting Pronouncements

      The Financial Accounting Standards Board issued in December 2004 revised rules for accounting for stock options and other equity-based remuneration, SFAS No. 123R, Share-Based Payment. SFAS No. 123R is applicable for employee options and not for non-employee options, such as ACIC agents' options. We will adopt these revised rules in the first quarter of 2006 when they become effective. This change will not impact our results of operations and financial condition for the stock options we awarded through 2001 under the Plan because application of the revised rules is on a prospective basis. The revised rules will not change our accounting for BVAs, IAs and the stock options we award under the ACIC Plan.

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
THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note I - Stockholders' Equity (Continued)

      In 2005, we issued 143,395 shares of our common stock from treasury to fund the Company's contribution to the Employee Stock Ownership Plan (ESOP). We did not acquire any of our common stock under our authorized buy-back program during 2005. At December 31, 2005, we had authority to purchase a total of 858,300 additional shares of our common stock under our buy-back program.

Net Earnings Per Common Share (EPS)

      Basic EPS is computed based on the weighted average number of common shares outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding adjusted by the number of additional common shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of common shares we could have repurchased from the proceeds of the potentially dilutive shares. Our only dilutive instruments are stock options outstanding. Basic and diluted EPS are calculated for the years ended December 31, as follows:

	2005	2004	2003

Net earnings for basic and diluted EPS	$ 243,912	$ 214,431	$ 160,943

Common share information:
Average shares outstanding for basic EPS	33,585,858	32,802,023	32,000,220
Dilutive effect of stock options	261,807	150,691	254,443

Average shares outstanding for dilutive EPS	33,847,665	32,952,714	32,254,663

Basic EPS	$ 7.26	$ 6.54	$ 5.03

Diluted EPS	$ 7.21	$ 6.51	$ 4.99

      The computation of diluted EPS did not include stock options that were anti-dilutive, as their exercise price was greater than the average market price of our common stock during the year. The number of such options was 400,000, 1,100,000 and 1,850,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Payments of Dividends

      Under Massachusetts law, an insurer may pay cash dividends only from earnings and statutory surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. Following the declaration and payment of such dividends, the insurer must file a report with the Commissioner. A Massachusetts insurance company may not pay an extraordinary dividend or distribution unless the insurer gives the Commissioner at least 30 days prior notice of the declaration and the Commissioner does not disapprove of the plan of payment prior to the date of such payment. An extraordinary dividend or distribution includes any dividend or distribution whose fair market value together with other dividends or distributions made within the preceding 12 months exceeds the greater of 10% of surplus, or net income for the 12 month period ending the 31st day of December. California and Ohio have laws similar to those in Massachusetts regulating the payment of dividends by insurance companies.

      The aggregate amount of dividends calculated in accordance with regulations in Massachusetts, California and Ohio that could have been paid in 2005 from all of our insurance subsidiaries without prior regulatory approval was approximately $241,062, of which $68,410 was declared and paid as of December 31, 2005.

      Our Board of Directors voted to declare four quarterly dividends to stockholders of record totaling $1.47 per share and $1.31 per share in 2005 and 2004, respectively. On May 20, 2005, the board voted to increase the quarterly stockholder dividend from $0.33 to $0.38 per share to stockholders of record as of May 31, 2005. Prior to that declaration, we paid quarterly dividends of $0.33 per share dating back to May 21, 2004 when the board voted to increase the dividend from $0.32 to $0.33 per share.

Note J - Premiums

Insurance premiums are recognized as income ratably over the terms of the policies. Unearned premiums are determined by prorating written premiums on a daily basis over the terms of the policies.

      Approximately 82.8% of our direct premiums written for the year ended December 31, 2005 were generated from personal automobile insurance policies. Approximately 87.3% of our direct premiums written for the year ended December 31, 2005 were generated in Massachusetts.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note J - Premiums (Continued)

      A significant portion of our Massachusetts premiums written is derived through the American Automobile Association Clubs of Massachusetts (AAA Clubs) affinity group marketing program. Direct premiums written by the AAA affinity group marketing program in Massachusetts were $727,206 or 38.8% of our total direct premiums written in 2005, $725,579 or 39.5% in 2004 and $691,694 or 41.7% in 2003. Insurance agencies owned by the AAA Clubs wrote 15.2 % and our network of independent agents wrote 84.8% of total AAA affinity direct written premium in 2005. During 2004, AAA Club-owned agencies wrote 14.5% and our network wrote 85.5%.

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

Our federal income tax expense (benefit) for the years ended December 31 follows:

	2005	2004	2003

Current	$120,781	$92,298	$63,852
Deferred	(13,013)	(3,295)	(5,784)

Income taxes	$107,768	$89,003	$58,068

      Realization of a deferred tax asset is dependent on generating sufficient taxable income in future years. Although realization is not assured, we believe it is more likely than not that all of the deferred tax assets will be realized. GAAP requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. We did not have a valuation allowance for deferred taxes at December 31, 2005 and 2004.

Deferred tax liabilities (assets) at December 31 follow:

	2005	2004

Unearned premiums	$ (55,804)	$ (53,965)
Discounting of loss reserves	(22,460)	(27,145)
Deferred profit sharing	(18,925)	-
Deferred income	(13,317)	(12,853)
Book value and incentive awards expense	(8,566)	(6,782)
Investment write-downs	(7,944)	(8,381)
Agents' stock option expense	(6,089)	(7,026)
Net accumulated comprehensive loss	(3,675)	-
Directors' retirement compensation expense	(1,393)	(1,082)
Other	(4,236)	(3,560)

Deferred tax assets	(142,409)	(120,794)

Deferred policy acquisition costs	61,045	57,275
Preferred stock mutual funds	4,602	4,367
Tax depreciation in excess of book depreciation	3,400	3,642
Salvage and subrogation recoverable	2,360	2,120
Net accumulated comprehensive income	-	8,841
Other	2,076	1,177

Deferred tax liabilities	73,483	77,422

Net deferred tax asset	$ (68,926)	$ (43,372)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note K - Income Taxes (Continued)

Federal income tax is less than the amount computed by applying the statutory rate of 35% for the years ended December 31 for the following reasons:

	2005		2004		2003

Tax at statutory rate	$123,412	35.0%	$106,467	35.0%	$76,757	35.0%
Tax exempt interest	(10,052)	(2.9)	(10,239)	(3.4)	(4,933)	(2.2)
Dividends received deduction	(5,429)	(1.5)	(5,306)	(1.7)	(7,942)	(3.6)
Dividends paid to ESOP
participants	(1,510)	(0.4)	(1,342)	(0.4)	(1,211)	(0.6)
Valuation allowance	-	-	-	-	(3,936)	(1.8)
Tax contingency reserve	266	0.1	(1,038)	(0.3)	-	-
Other	1,081	0.3	461	0.1	(667)	(0.3)

Tax and effective rate	$107,768	30.6%	$ 89,003	29.3%	$58,068	26.5%

During 2004, our 2001 and 2002 federal income tax returns were audited by the IRS; there were no material findings.

Note L - Insolvency Fund Assessments

Protection Against Insurer Insolvency - Massachusetts

      All of the insurers writing the types of insurance covered by the Massachusetts Insurers Insolvency Fund (MIIF) are MIIF members. MIIF is obligated to pay any unpaid claim, up to $300, against an insolvent insurer if the claims existed prior to the declaration of insolvency or arose within 60 days thereafter. MIIF assesses members the amounts it deems necessary to pay both its obligations and the expenses of handling covered claims. Subject to certain limitations, assessments are made in the proportion that each member's net written premiums for the preceding calendar year for all property and casualty lines of business to the corresponding net written premiums for all members for the same period. The statute that established MIIF also provides for the recoupment by insurers of amounts paid to MIIF. Historically, the Commissioner has allowed insurers to recoup the amounts they paid MIIF through rate adjustments.

      It is anticipated that there will be additional assessments from time to time relating to various insolvencies. By statute, no insurer may be assessed in any year an amount greater than two percent of that insurer's direct written premiums for the calendar year preceding the assessment. MIIF assessed Commerce and Citation $128, $6,304, and $8,106 for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts are net of credits for prior year assessments on numerous insurer insolvencies.

Protection Against Insurer Insolvency - Other States

      All companies are also covered by similar associations in the states where they do business. These associations operate similarly to the MIIF. Commerce West, domiciled in California, is covered by the California Insurance Guarantee Association, as well as associations in Arizona and Oregon. American Commerce, domiciled in Ohio, is covered by the Ohio Guarantee Association, as well as associations in the other states in which they do business. Payments made by American Commerce, Commerce West and Commerce (for New Hampshire only) to the associations that they are covered under were $76 in 2005, $126 in 2004 and $190 in 2003. These amounts are net of credits for prior year assessments.

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

Quota Share Reinsurance

      On June 30, 2005, our 70% one-year quota share reinsurance program expired. This program covered all non-automobile property and liability business, except umbrella policies. This program was extended another year, effective July 1, 2005, with the primary change in terms being an increase in the quota share rate to 75%. Quota share reinsurance refers to

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note M - Reinsurance (Continued)

a form of pro rata reinsurance arrangement pursuant to which the reinsurer participates in a specified percentage of the premiums and losses on every risk that comes within the scope of the reinsurance agreement. The current program is split among American Re-Insurance Corporation, rated "A Excellent" by A.M. Best (its third highest rating), Swiss Re America Corporation, rated "A+ Superior" by A.M. Best (its second highest rating), and Transatlantic Insurance Company, rated "A+ Superior" by A.M. Best. The maximum per occurrence dollar recovery is equal to 225% of the annual net premiums ceded to the quota share arrangement in the contract year. The maximum aggregate per year dollar recovery under the quota share contract is equal to 325% of the annual net premium ceded to the quota share arrangement in the contract year. A sliding scale commission, based on loss ratio, is utilized under this program. This program provides us with sufficient protection for catastrophe coverage to enable us to forego pure catastrophe reinsurance coverage.

The table below provides information depicting the approximate recovery under the quota share contract at various loss scenarios, if a single catastrophe were to strike through June 30, 2006:

		Net Loss
	Reinsurance	Retained by
Total Loss	Recovery	Commerce

$ 50,000	$ 37,500	$ 12,500
100,000	75,000	25,000
150,000	112,500	37,500
200,000	150,000	50,000
250,000	187,500	62,500
300,000	225,000	75,000
350,000	262,500	87,500
400,000	300,000	100,000
450,000	337,500	112,500

      Under the above scenario and based on the twelve month projected premiums to be ceded under the program, we have no reinsurance recoveries for a single event catastrophe in excess of a total loss of approximately $484,000. The level of reinsurance protection increases (decreases) when we cede more (less) premium to the reinsurers.

      It is customary for property and casualty companies to evaluate their exposure to a weather-related catastrophe by estimating the losses that would be incurred if a storm equivalent to the most destructive storm that has occurred during a given period were to occur during a current fiscal year or reinsurance policy period. If the estimate focuses on hurricanes during the past 100 years, for example, the most destructive hurricane during that period is referred to as a "100-year hurricane." Our estimated total loss, before reinsurance, on our other-than-automobile business for 100 and 250-year hurricanes is approximately $340,000 and $640,000, respectively. Our estimates were derived through the services of Holborn Corporation on our December 31, 2005 other-than-automobile policies, which utilized the RMS (Risk Management Solutions) risk assessment system. We believe that most property and casualty insurance companies establish their catastrophe reinsurance programs between the 100-year and 250-year storm estimates.

      Written premiums ceded in 2005, 2004 and 2003 under the current and prior quota share programs combined were $150,461, $133,562 and $107,313, respectively. The 12.7% increase in written premiums ceded in 2005 versus 2004 in this program was primarily the result of a $14,908, or 12.3% increase in Massachusetts homeowner direct written premium. In addition, the increase on the quota share participation rate from 70% to 75% on July 1, 2005 contributed to the increased cessions. Ceding commission income is calculated on a ceded earned premium basis.

FAIR Plan

      Our insurance subsidiaries are required to participate in various Property Insurance Underwriting Associations, the most significant of which is the Fair Access to Insurance Requirements Plan (FAIR Plan) in Massachusetts. The federal government reinsures those insurers participating in FAIR Plans against losses sustained from riots and civil disorders. The Massachusetts FAIR Plan has coastal policies which could result in losses which could be material to the FAIR Plan and participating insurance companies. The Massachusetts FAIR Plan does not purchase catastrophe reinsurance; consequently, we have exposure for our proportionate share of catastrophic events occuring in the FAIR plan.

      Effective July 1, 2005, we purchased a one-year Catastrophe Treaty for our exposure to FAIR Plan losses in excess of $100,000 up to a total FAIR Plan loss of $1,000,000. We purchased 6% of this treaty, which will afford us a recovery of $54,000 excess of a $6,000 retention if the FAIR Plan should suffer a $1,000,000 or greater loss. The estimated 250-year probable maximum loss for the FAIR Plan is approximately $1,000,000. This loss estimate is the average of the two catastrophe models utilized by the FAIR plan.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note M - Reinsurance (Continued)

Casualty Reinsurance

      Casualty reinsurance, excluding umbrella policies, is written on an excess of loss basis for any one event or occurrence with a maximum recovery of $8,000 over a net retention of $2,000. This coverage is placed with Swiss Re America Corporation.

Personal and Commercial Umbrella

      Personal and commercial liability umbrella policies are reinsured on a 95% quota share basis in regard to limits up to $1,000 and 100% quota share basis for limits in excess of $1,000 but not exceeding $5,000 for policies with underlying automobile coverage of $250/$500 or more. We also have personal liability umbrella reinsurance coverage for policies with underlying automobile coverage of $100/$300 on a 65% quota share basis for limits up to $1,000 and 100% quota share basis for limits in excess of $1,000 but not exceeding $3,000. These coverages were placed with Employers Reinsurance Corporation, rated "A" by A.M. Best (its third highest rating), through July 31, 2005. Effective August 1, 2005, this program was placed with Swiss Re America Corporation.

      Earned premiums and losses and loss adjustment expenses are stated in the accompanying consolidated financial statements after deductions for reinsurance. Those deductions for reinsurance, other than CAR, follow for the years ended December 31:

	2005	2004	2003

Income Statement:
Written premiums	$156,154	$138,084	$111,119
Earned premiums	147,578	124,975	108,249
Losses and loss adjustment expenses	65,595	57,199	68,139
Balance Sheet:
Unpaid losses and loss adjustment expenses	60,560	58,608	58,074
Unearned premiums	81,275	72,699	59,712

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

      Since its inception, CAR has annually generated multi-hundred million dollar underwriting losses, primarily in the personal automobile pool. We are required to share in the underwriting results of CAR business for our respective product lines. Under current regulations, our share of the CAR personal or commercial deficit is based upon our market share of automobile risks for the particular pool, adjusted by a "utilization" concept, such that, in general, we are disproportionately and adversely affected if our relative use of CAR reinsurance exceeds that of the industry, and favorably affected if our relative use of CAR reinsurance is less than that of the industry. For personal automobile writers, companies can reduce their participation ratio by writing credit eligible business voluntarily. Companies are provided credits against their participation ratio for writing those classes and territories of business that are purposefully under-priced in the Massachusetts rate setting process. Companies are also penalized for ceding certain business to CAR. Our strategy has been to maintain above average voluntary retention levels, as well as to retain private passenger automobile business voluntarily that receives credits. This favorably affects our participation ratio compared to our market share, but adversely impacts our voluntary loss ratio. Through 2004, the CAR utilization-based participation ratio had remained the same for the personal automobile market. In 2005 and continuing into 2006, CAR began using a credit matrix which had the effect of moving our participation ratios closer to our market share. During 2005, 2004 and 2003, our net participation in the CAR personal automobile pool approximated 26.2%, 23.2% and 20.2%, respectively, as estimated by us for 2005 and as reported by CAR for 2004 and 2003. This is as compared to our estimated market share in those years of 29.9%, 29.1% and 27.7%, respectively. During 2005, 2004 and 2003, the amount of personal automobile exposure we reinsured through CAR approximated 4.7%, 5.2%, and 5.1%, respectively, as compared to industry averages of 6.2%, 6.8% and 7.0%, respectively. A CAR reform proposal approved by the Commissioner on December 31, 2004 would, if implemented, substantially change the existing CAR utilization allocation. See Note R for additional information.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note M - Reinsurance (Continued)

Reinsurance activity with CAR for fiscal years 2005, 2004 and 2003 follows:

	2005		2004		2003

	Ceded	Assumed	Ceded	Assumed	Ceded	Assumed

Income Statement:
Written premiums	$113,984	$132,098	$115,766	$128,152	$104,898	$112,547
Earned premiums	118,307	125,982	110,833	121,379	96,150	104,297
Losses and LAE incurred	105,409	104,459	105,405	137,822	119,128	144,252
Underwriting expenses	-	40,401	-	42,763	-	35,474

Balance Sheet:
Unpaid losses and LAE	93,418	131,026	99,990	144,184	106,936	133,175
Unearned premiums	54,142	68,513	58,465	62,397	53,532	55,624

      We pay to CAR all of the premiums generated by the policies we have ceded and CAR reimburses us for all losses incurred on ceded policies. In addition, we receive a fee for servicing ceded policies based on the expense structure established by CAR. For the years ended December 31, 2005, 2004 and 2003, these servicing fees amounted to $24,102, $21,160 and $18,938, respectively.

      We present assets and liabilities gross of reinsurance. The residual market receivable represents the gross amount of reinsurance recoverable from CAR, including unpaid losses, unearned premiums, paid losses recoverable and unpaid ceded and assumed premiums.

      Our two largest reinsurance components, quota share and CAR, settle on a quarterly basis. Quota share settles 45 days after the end of each quarter and CAR settles 90 days after the end of each quarter. There were no balances in dispute for the years ended 2005 and 2004 for either component.

Income consisting of expense reimbursements, which include servicing carrier fees from CAR on policies written for CAR, is deferred and amortized over the term of the related insurance policies.

Note N - Employee Stock Ownership Plan

      We offer an ESOP for the benefit of substantially all employees, including those of our subsidiaries. The ESOP is noncontributory on the part of participants and contributions are made at the discretion of the Board of Directors. We are under no obligation to make contributions or maintain the ESOP for any length of time and may completely discontinue or terminate the ESOP at any time without liability. Contribution expense for the ESOP for the years ended December 31, 2005, 2004 and 2003 were $10,371, $9,651 and $8,850, respectively. In 2006 and 2005, the 2005 and 2004 contributions, respectively, were funded entirely with 191,497 and 143,395 treasury stock shares, respectively. ESOP contributions in previous years were made in cash. The increase in the contribution in 2005 over 2004 and in 2004 over 2003 was primarily due to an increase in employees and wages paid to them. The ESOP held 2,871,257 and 2,819,951 shares of our common stock at December 31, 2005 and 2004, respectively.

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

      ESOP participants who are current employees and who are 100% vested in their ESOP accounts can annually elect to transfer out of the ESOP up to 100% of their allocated Company stock in the form of an eligible rollover distribution into another eligible retirement plan, such as a qualified individual retirement arrangement. Approximately 2,177,000 shares owned by participants in the ESOP at December 31, 2005 are allocated to the ESOP accounts of these individuals. ESOP accounts vest at a rate of 20% per service year beginning with a participant's third year of service.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note N - Employee Stock Ownership Plan (Continued)

      ESOP participants who are former employees of the Company may generally elect to withdraw from the ESOP the total amount of shares allocated to their accounts at any time. Approximately 534,000 shares held by the ESOP at December 31, 2005 are allocated to the ESOP accounts of these individuals.

      The remaining approximately 160,000 shares held by the ESOP at December 31, 2005 are allocated to the ESOP accounts of participants who have not yet reached 100% vesting in their account balances. The fair value of the ESOP shares held by participants that are less than 100% vested at December 31, 2005 was approximately $9,200. Disposition of these unvested shares is restricted under the ESOP. We pay for administration of the ESOP.

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

Note O - Directors' Retirement Compensation Plan

      During 2000, our directors approved a Directors' Retirement Compensation Plan (the Retirement Plan). The Retirement Plan becomes effective for each director upon terminating service from our Board of Directors (the Board) providing that such termination was not made under conditions adverse to our interest. Effective with the annual meeting wherein the director is not reappointed to the Board, and provided benefits are not paid until such time as the director has attained the age of 65, we will pay an annual retirement benefit equal to 50% of the average annual total compensation of the director for the highest three full years (the three year average compensation). The annual retirement benefit of 50% of the three year average compensation vests at the rate of 4.0% for each year of Board service up to a maximum of 100% vesting through termination of service. Payments continue for a maximum of ten years over the remaining life of the terminated director, or his or her then spouse, if the director pre-deceases the spouse. No payments are to be made after the death of the director and spouse. Expenses related to the Retirement Plan in 2005, 2004 and 2003 were $887, $273 and $286, respectively. We paid $78, $55 and $36 under the Retirement Plan in 2005, 2004 and 2003, respectively. The liability for the Retirement Plan, as calculated based on a discounted cash flow basis, was $3,980 and $3,093 at December 31, 2005 and 2004, respectively.

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

Selected segment information for 2005, 2004 and 2003 follows. Earnings are before income taxes and change in accounting principle and include minority interest.

	Revenue	Earnings	Assets

2005:
Property and casualty insurance
Massachusetts	$1,654,217	$361,273	$3,512,861
Other than Massachusetts	230,121	32,886	368,843
Real estate and commercial lending	454	454	17,963
Corporate and other	(411)	(42,933)	27,343

Consolidated	$1,884,381	$351,680	$3,927,010

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note P - Segment Information (Continued)

	Revenue	Earnings	Assets

2004:
Property and casualty insurance
Massachusetts	$1,565,990	$318,594	$3,218,090
Other than Massachusetts	240,338	36,322	350,813
Real estate and commercial lending	731	731	15,207
Corporate and other	(488)	(52,213)	28,133

Consolidated	$1,806,571	$303,434	$3,612,243

2003
Property and casualty insurance
Massachusetts	$1,413,074	$224,092	$2,829,257
Other than Massachusetts	226,978	16,182	334,933
Real estate and commercial lending	1,233	1,233	16,924
Corporate and other	(463)	(22,496)	30,172

Consolidated	$1,640,822	$219,011	$3,211,286

Direct premiums written and earned for the years ended 2005, 2004 and 2003 follow:

	2005	2004	2003

Massachusetts Direct Premiums Written:
Personal automobile	$1,365,887	$1,327,375	$1,191,123
Commercial automobile	94,963	96,646	89,862
Homeowners	136,130	121,222	102,951
Other lines	38,971	39,421	35,468

Massachusetts Direct Premiums Written	1,635,951	1,584,664	1,419,404

Other Than Massachusetts Direct Premiums Written:
Personal automobile	184,573	200,700	194,409
Commercial automobile	9,974	9,131	8,067
Homeowners	42,483	42,561	36,098
Other lines	1,250	1,185	991

Other Than Massachusetts Direct Premiums Written	238,280	253,577	239,565

Total Direct Premiums Written	$1,874,231	$1,838,241	$1,658,969

Massachusetts Direct Earned Premiums:
Personal automobile	$1,343,247	$1,260,307	$1,111,551
Commercial automobile	95,197	93,994	82,382
Homeowners	128,495	111,355	92,459
Other lines	38,891	37,717	31,887

Massachusetts Direct Earned Premiums	1,605,830	1,503,373	1,318,279

Other Than Massachusetts Direct Earned Premiums:
Personal automobile	190,123	200,715	186,123
Commercial automobile	9,597	8,536	6,992
Homeowners	43,032	39,558	31,777
Other lines	1,245	1,079	888

Other Than Massachusetts Direct Earned Premiums	243,997	249,888	225,780

Total Direct Earned Premiums	$1,849,827	$1,753,261	$1,544,059

Note Q - Related-Party Transactions

      We have made loans to insurance agencies with which Commerce transacts business on a regular basis. At December 31, 2005, five loans with an aggregate outstanding principal balance of $1,812 were collateralized by the assets of the agencies. At December 31, 2004, six loans with an aggregate outstanding balance of $2,081 were collateralized by the assets of the agencies. There were no loans to insurance agencies collateralized solely by real estate in 2005 and 2004. At December 31, 2003, ten loans with an aggregate outstanding balance of $2,537 were collateralized by the assets of the agencies and one loan with an outstanding balance of $281 was collateralized by real estate as the primary collateral and the assets of the agency as second collateral.

      The immediate family of Raymond J. Lauring, a director of the Company, owns more than a 10% equity interest in Lauring Construction Company. Mr. Lauring has no ownership interest in the construction company. During 2003, the

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note Q - Related-Party Transactions (Continued)

construction company provided construction and construction management services in connection with a contract for the estimated $13,000 renovation of a 130,000 square foot building we purchased. Terms of the contract provided for a fixed fee of $650 for supervision of management of the project. Total payments on the supervision and management services portion of the contract in 2003 were $375. Payments to the construction company in 2003 for actual materials used and construction work performed on this project were $335, and payments for other work unrelated to the project were $222 in 2005, $285 in 2004, and $45 in 2003. No payments were made to the construction company in 2004 or 2005 for the renovation project as the project was completed in 2003.

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

Potential Liability for CAR Obligation

      Member companies of CAR have joint and several liabilities for the obligations of CAR, the Massachusetts-mandated personal automobile reinsurance mechanism that enables us and other participating insurers to reinsure in CAR any risk. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of December 31, 2005, we were not aware of any CAR member company which has failed to meet its obligations.

CAR Regulatory Reform

      On January 5, 2005, we filed an action against the Insurance Commissioner in Massachusetts Superior Court appealing a December 31, 2004 order by the Commissioner adopting new regulations that, among other things, would replace the current loss-pooling residual market entity, CAR, with an assigned risk plan. We contend that the Commissioner's new regulations are inconsistent with existing Massachusetts insurance laws. Following a hearing on May 2, 2005, the Superior Court ruled, on June 20, 2005, that the Commissioner did not have the statutory authority to implement an assigned risk plan. The court's ruling annulled the Commissioner's order and vacated the new regulations adopted pursuant to the order. The Commissioner appealed the Superior Court's decision to the Massachusetts Appeals Court. We and the Commissioner both petitioned for direct appellate review by the Massachusetts Supreme Judicial Court (the SJC). The SJC agreed on October 26, 2005 to hear the appeal directly. The parties have submitted briefs to the SJC and the SJC is expected to hear oral arguments in April or May, 2006. We cannot predict how the SJC will rule on the appeal, nor can we predict when this matter will be resolved. However, we believe that even if the Commissioner's appeal is upheld by the SJC, it is unlikely that the new rules in the Commissioner's order will be implemented retroactive to January 1, 2005.

Note S - Statutory Financial Information

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

      Our consolidated net income on a statutory basis for the years ended December 31, 2005, 2004 and 2003 was $238,122, $241,062 and $136,438, respectively. Our statutory policyholders' surplus as reported to various state insurance departments at December 31, 2005 and 2004 was $1,477,307 and $1,290,075, respectively.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

Note T - Quarterly Results of Operations (unaudited)

An unaudited summary of our 2005 and 2004 quarterly performance follows:

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter

Total revenues	$467,809	$478,369	$465,732	$472,471
Net earnings	58,038	62,562	59,830	63,482
Comprehensive income	32,970	84,352	45,029	58,348
Net earnings per common share:
Basic	1.73	1.86	1.78	1.89
Diluted	1.72	1.85	1.77	1.87
Cash dividends paid per share	0.33	0.38	0.38	0.38

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter

Total revenues	$450,886	$430,937	$448,839	$475,909
Net earnings	51,040	37,390	54,314	71,687
Comprehensive income (loss)	58,441	(20,915)	87,923	76,302
Net earnings per common share:
Basic	1.58	1.14	1.65	2.16
Diluted	1.56	1.14	1.64	2.14
Cash dividends paid per share	0.32	0.33	0.33	0.33

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED BALANCE SHEET OF INSURANCE SUBSIDIARIES AND RECONCILIATION TO
CONSOLIDATED FINANCIAL STATEMENTS
December 31,
(Thousands of Dollars, Unaudited)

	2005	2004	2003	2002	2001	2000	1999

ASSETS
Cash and short-term investments	$ 97,445	$ 220,245	$ 213,033	$ 205,907	$ 180,930	$ 95,217	$ 42,971
Bonds, at market (at amortized
cost prior to 1993)	2,029,055	1,692,364	1,497,016	683,811	626,482	669,935	647,338
Preferred stocks, at market (at
amortized cost prior to 1993)	393,681	422,344	298,721	305,057	248,101	200,083	211,049
Common stocks, at market	102,344	81,433	105,523	99,818	107,458	115,827	77,348
Preferred stock mutual funds (at equity)	96,332	61,429	54,274	270,616	309,282	337,733	251,135
Mortgage loans on real estate	7,396	10,536	10,996	17,693	26,237	35,340	42,479
Other investments	28,111	34,281	22,914	21,068	18,743	26,802	14,139
Premium balances receivable	474,971	459,660	410,713	341,858	246,095	230,450	195,047
Investment income receivable	22,218	18,611	19,271	13,903	15,460	18,118	14,531
Residual market receivable	191,309	193,618	192,743	164,476	131,670	134,141	149,620
Reinsurance receivable	142,923	133,328	117,786	98,403	74,359	65,319	51,532
Deferred acquisition costs	174,415	163,645	153,605	138,241	116,557	111,305	98,500
Current income taxes	-	-	-	-	-	-	-
Deferred income taxes	47,780	22,781	14,238	24,880	16,550	10,901	37,612
Non-compete agreement	-	-	-	2,129	2,479	2,829	3,179
Real estate, furniture and equipment	61,878	54,168	53,511	50,182	38,764	33,498	27,321
Receivable for investments sold	10	10	6,871	-	-	-	-

Total insurance company assets	3,869,868	3,568,453	3,171,215	2,438,042	2,159,167	2,087,498	1,863,801
Total non-insurance company assets	57,142	43,790	42,029	25,419	27,976	12,941	34,779

Total combined assets	$3,927,010	$3,612,243	$3,213,244	$2,463,461	$2,187,143	$2,100,439	$1,898,580

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss expenses	$ 948,622	$ 958,578	$ 933,645	$ 804,968	$ 685,725	$ 680,502	$ 670,446
Unearned premiums	933,160	902,566	810,462	687,148	563,456	519,885	457,095
Excess of book value of subsidiary
interest over cost	-	-	-	-	5,719	8,431	10,758
Deferred income	8,466	9,798	7,684	8,421	7,015	7,703	7,464
Accounts payable, accrued and other
liabilities	278,910	172,194	122,721	75,361	75,151	72,333	48,505
Current income taxes	26,433	29,135	10,886	769	3,817	15,829	11,821
Deferred income taxes	-	-	-	-	-	-	-
Payable for securities purchased	8,019	11,871	13,610	-	-	-	-
Advance premium and commissions
payable	50,123	50,190	49,013	44,388	-	-	-
Outstanding checks payable	42,283	39,356	39,479	36,369	32,512	24,825	20,561

Total insurance company liabilities	2,296,016	2,173,688	1,987,500	1,657,424	1,373,395	1,329,508	1,226,650
Total non-insurance company liabilities	319,968	317,273	309,143	11,879	4,315	(12,018)	2,561

Total combined liabilities	2,615,984	2,490,961	2,296,643	1,669,303	1,377,710	1,317,490	1,229,211

Minority interest (1)	5,957	5,126	4,390	4,106	-	1,068	1,364

Capital stock	10,159	9,621	9,621	3,600	3,600	3,600	3,600
Paid-in capital	260,966	260,966	260,966	45,050	45,050	45,050	45,050
Retained earnings:
Balance, January 1	1,124,178	913,128	796,447	737,122	708,272	587,137	606,149
Net earnings	270,866	247,402	174,456	49,433	94,358	136,425	85,242
Other	(538)	-	7,774	-	-	-	-
Other comprehensive income (loss)	(23,369)	(12,462)	603	12,871	560	36,490	(47,948)
Dividends paid	(68,410)	(23,890)	(66,152)	(71,564)	(66,068)	(51,780)	(56,306)

Balance, December 31	1,302,727	1,124,178	913,128	727,862	737,122	708,272	587,137

Total insurance company equity	1,573,852	1,394,765	1,183,715	776,512	785,772	756,922	635,787
Total non-insurance company
equity (2)	(268,783)	(278,609)	(271,504)	13,540	23,661	24,959	32,218

Total combined stockholders' equity	1,305,069	1,116,156	912,211	790,052	809,433	781,881	668,005

Total combined liabilities, minority
interest and stockholders' equity	$3,927,010	$3,612,243	$3,213,244	$2,463,461	$2,187,143	$2,100,439	$1,898,580

(1)

Due to the internal reorganization in 2003, minority interest is no longer part of our insurance operation. Minority interest is included since then for comparative purposes and to reconcile to our consolidated balance sheet.

(2)	Since 2003, non-insurance company equity reflects the issuance of the $300 million senior debt offering offset by equity of the non-insurance subsidiaries.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED BALANCE SHEETS OF INSURANCE SUBSIDIARIES AND RECONCILIATION TO
CONSOLIDATED FINANCIAL STATEMENTS
December 31,
(Thousands of Dollars, Unaudited)

	1998	1997	1996	1995	1994	1993	1992	1991

ASSETS
Cash and short-term investments	$ 94,921	$ 254,894	$ 154,817	$ 62,209	$ 16,248	$ 22,858	$ 35,938	$ 6,843
Bonds, at market (at amortized
cost prior to 1993)	619,267	590,597	716,702	815,277	745,010	649,491	505,565	329,935
Preferred stocks, at market (at
amortized cost prior to 1993)	197,425	148,499	147,680	111,220	85,574	80,059	2,261	869
Common stocks, at market	111,482	58,652	63,156	40,359	9,656	47,462	43,545	30,055
Preferred stock mutual funds (at equity)	177,079	123,246	22,727	-	-	-	-	-
Mortgage loans on real estate	46,573	57,425	45,398	31,404	35,715	42,042	60,697	66,122
Other investments	7,825	3,783	127	-	-	-	-	-
Premium balances receivable	162,704	169,311	157,673	126,090	101,529	94,333	67,876	55,510
Investment income receivable	13,544	12,103	12,655	14,440	13,285	10,205	9,710	6,063
Residual market receivable	147,854	169,267	188,943	193,625	207,003	208,156	258,416	260,409
Reinsurance receivable	38,984	19,899	21,120	23,254	18,198	12,868	365	-
Deferred acquisition costs	88,759	85,264	82,968	67,160	59,066	53,647	55,442	33,981
Current income taxes	2,773	-	-	-	-	-	-	-
Deferred income taxes	-	-	-	2,100	38,180	-	-	883
Non-compete agreement	-	-	-	-	-	-	-	-
Real estate, furniture and equipment	27,885	29,060	26,011	24,642	25,246	22,371	23,183	24,163
Receivable for investments sold	-	-	-	-	-	-	-	-

Total insurance company assets	1,737,075	1,722,000	1,639,977	1,511,780	1,354,710	1,243,492	1,062,998	814,833
Total non-insurance company assets	29,774	33,771	38,062	42,865	34,358	56,764	43,581	(245,337)

Total combined assets	$1,766,849	$1,755,771	$1,678,039	$1,554,645	$1,389,068	$1,300,256	$1,106,579	$ 569,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss expenses	$ 589,105	$ 627,291	$ 653,045	$ 613,649	$ 585,864	$ 555,641	$ 479,790	$ 422,764
Unearned premiums	391,424	379,599	367,991	330,454	314,719	283,526	264,567	192,785
Excess of book value of subsidiary
interest over cost	-	-	-	-	-	-	-	-
Deferred income	6,948	7,271	7,974	8,954	10,451	7,351	8,384	12,918
Accounts payable, accrued and other
liabilities	70,558	60,332	41,368	34,351	43,433	16,564	20,863	7,677
Current income taxes	-	9,635	2,726	1,596	10,254	4,867	9,249	5,811
Deferred income taxes	4,955	9,218	2,071	-	-	13,669	4,400	-
Payable for securities purchased	-	-	-	-	-	-	-	-
Advance premium and commissions
payable	-	-	-	-	-	-	-	-
Outstanding checks payable	19,266	16,209	14,715	9,901	11,688	10,243	10,129	(4,347)

Total insurance company liabilities	1,082,256	1,109,555	1,089,890	998,905	976,409	891,861	797,382	637,608
Total non-insurance company liabilities	(26,259)	(6,608)	1,174	16,026	(930)	25,047	27,264	(249,586)

Total combined liabilities	1,055,997	1,102,947	1,091,064	1,014,931	975,479	916,908	824,646	388,022

Minority interest (1)	-	-	-	-	-	-	-	-

Capital stock	3,620	3,600	3,600	3,450	3,450	3,450	3,450	3,450
Paid-in capital	45,050	45,050	45,050	23,700	23,700	8,700	8,700	8,700
Retained earnings:
Balance, January 1	563,795	501,437	485,725	351,151	339,481	253,466	165,075	112,016
Net earnings	95,661	106,718	74,543	110,450	113,892	79,837	91,980	55,214
Other	-	-	-	-	-	-	-	-
Other comprehensive income (loss)	(1,669)	2,055	6,399	58,919	(77,622)	21,928	9,811	2,545
Dividends paid	(51,638)	(46,415)	(65,230)	(34,795)	(24,600)	(15,750)	(13,400)	(4,700)

Balance, December 31	606,149	563,795	501,437	485,725	351,151	339,481	253,466	165,075

Total insurance company equity	654,819	612,445	550,087	512,875	378,301	351,631	265,616	177,225
Total non-insurance company
equity (2)	56,033	40,379	36,888	26,839	35,288	31,717	16,317	4,249

Total combined stockholders' equity	710,852	652,824	586,975	539,714	413,589	383,348	281,933	181,474

Total combined liabilities, minority
interest and stockholders' equity	$1,766,849	$1,755,771	$1,678,039	$1,554,645	$1,389,068	$1,300,256	$1,106,579	$ 569,496

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS AND RECONCILIATION
TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31,
(Thousands of Dollars, Unaudited)

	2005	2004	2003	2002	2001	2000	1999	1998

Underwriting:
Direct premiums written	$1,874,231	$1,838,241	$1,658,969	$1,406,856	$1,152,407	$1,071,649	$ 948,149	$ 796,858
Assumed premiums	132,098	128,152	112,547	96,269	79,360	81,659	87,241	74,644
Ceded premiums	(270,138)	(253,850)	(216,017)	(190,111)	(152,800)	(144,397)	(123,397)	(126,454)

Net premiums written	1,736,191	1,712,543	1,555,499	1,313,014	1,078,967	1,008,911	911,993	745,048
Increase (decrease) in unearned
premiums	26,267	73,710	109,871	102,974	35,315	54,428	40,163	(572)

Earned premiums	1,709,924	1,638,833	1,445,628	1,210,040	1,043,652	954,483	871,830	745,620

Expenses:
Losses and loss expenses	1,039,518	1,029,806	1,060,935	908,227	777,828	682,805	628,087	533,523
Underwriting expenses	462,633	434,486	356,579	314,150	264,800	251,697	238,458	200,525
(Increase) decrease in deferred
acquisition costs	(10,770)	(10,037)	(15,364)	(21,684)	(5,252)	(12,805)	(3,374)	(3,495)

Total expenses	1,491,381	1,454,255	1,402,150	1,200,693	1,037,376	921,697	863,171	730,553

Underwriting income	218,543	184,578	43,478	9,347	6,276	32,786	8,659	15,067
Net investment income	124,983	118,210	94,857	99,611	100,384	96,739	90,028	86,664
Premium finance fees	28,294	28,275	26,902	21,492	17,814	15,221	14,768	13,426
Amortization of excess of book value
of subsidiary interest over cost	-	-	-	-	3,389	3,390	3,019	-
Net realized investment gains(losses)	22,781	24,293	76,418	(82,505)	(10,738)	29,380	(16,325)	7,026

Earnings before other items and
federal income taxes	394,601	355,356	241,655	47,945	117,125	177,516	100,149	122,183
Other income:
Other income	10	118	-	9,500	-	-	-	-
Withdrawing companies' settlements	-	-	-	-	-	-	-	-

Earnings before other items
and federal income taxes	394,611	355,474	241,655	57,445	117,125	177,516	100,149	122,183
Federal income taxes	123,745	108,072	67,199	19,804	23,630	41,411	15,966	26,522

Earnings before cumulative effect of
change in accounting principle and
minority interest	270,866	247,402	174,456	37,641	93,495	136,105	84,183	95,661
Changes in accounting principle	-	-	-	11,237	-	-	-	-
Minority interest in net losses of
subsidiary(1)	-	-	-	555	863	320	1,059	-

Net earnings for insurance companies	270,866	247,402	174,456	49,433	94,358	136,425	85,242	95,661
Net (losses) earnings for non-insurance
companies	(26,954)	(32,971)	(13,513)	(2,678)	(4,105)	(4,345)	3,434	2,604

NET COMBINED EARNINGS	$ 243,912	$ 214,431	$ 160,943	$ 46,755	$ 90,253	$ 132,080	$ 88,676	$ 98,265

Statutory Financial Ratios (Unaudited)
Losses and loss expenses to
premiums earned	60.8%	62.8%	73.4%	75.1%	74.5%	71.7%	72.0%	71.6%
Underwriting expenses to net
premiums written	26.5	24.9	22.9	23.6	24.2	25.1	26.5	26.5

Combined ratio	87.3%	87.7%	96.3%	98.7%	98.7%	96.8%	98.5%	98.1%

Underwriting profit	12.7%	12.3%	3.7%	1.3%	1.3%	3.2%	1.5%	1.9%

(1)	Due to the internal reorganization in 2003, minority interest is not included in our insurance operations, but instead is included in net earnings for non-insurance companies.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS AND RECONCILIATION
TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31,
(Thousands of Dollars, Unaudited)

	1997	1996	1995	1994	1993	1992	1991

Underwriting:
Direct premiums written	$ 768,649	$ 731,823	$ 626,666	$ 625,023	$ 601,289	$525,495	$ 429,780
Assumed premiums	76,531	93,703	92,249	93,785	66,417	83,268	33,581
Ceded premiums	(103,679)	(113,956)	(115,494)	(129,611)	(104,290)	(99,916)	(152,362)

Net premiums written	741,501	711,570	603,421	589,197	563,416	508,847	310,999
Increase (decrease) in unearned
premiums	11,004	42,854	10,831	17,144	14,856	98,353	30,193

Earned premiums	730,497	668,716	592,590	572,053	548,560	410,494	280,806

Expenses:
Losses and loss expenses	521,775	474,173	367,258	369,764	373,243	271,848	173,901
Underwriting expenses	185,146	194,873	171,892	162,446	147,290	138,669	85,655
(Increase) decrease in deferred
acquisition costs	(2,296)	(15,809)	(5,723)	(5,420)	1,796	(21,462)	(6,708)

Total expenses	704,625	653,237	533,427	526,790	522,329	389,055	252,848

Underwriting income	25,872	15,479	59,163	45,263	26,231	21,439	27,958
Net investment income	81,396	76,867	71,007	63,119	52,868	39,685	32,661
Premium finance fees	7,056	9,666	19,246	18,315	16,486	13,734	11,165
Amortization of excess of book value
of subsidiary interest over cost	-	-	-	-	-	-	-
Net realized investment gains(losses)	30,102	(7,752)	720	32,025	13,040	12,368	7,529

Earnings before other items and
federal income taxes	144,426	94,260	150,136	158,722	108,625	87,226	79,313
Other income:
Other income	-	-	-	-	-	-	-
Withdrawing companies' settlements	-	-	-	-	-	43,168	-

Earnings before other items
and federal income taxes	144,426	94,260	150,136	158,722	108,625	130,394	79,313
Federal income taxes	37,708	19,717	39,686	44,830	28,788	38,414	24,099

Earnings before cumulative effect of
change in accounting principle and
minority interest	106,718	74,543	110,450	113,892	79,837	91,980	55,214
Changes in accounting principle	-	-	-	-	-	-	-
Minority interest in net losses of
subsidiary(1)	-	-	-	-	-	-	-

Net earnings for insurance companies	106,718	74,543	110,450	113,892	79,837	91,980	55,214
Net (losses) earnings for non-insurance
companies	(5,314)	(468)	(249)	8,691	(4,521)	(7,675)	(2,800)

NET COMBINED EARNINGS	$ 101,404	$ 74,075	$ 110,201	$ 122,583	$ 75,316	$ 84,305	$ 52,414

Statutory Financial Ratios (Unaudited)
Losses and loss expenses to
premiums earned	71.4%	70.9%	62.0%	64.6%	68.0%	66.2%	61.9%
Underwriting expenses to net
premiums written	25.1	27.1	29.0	27.1	25.7	28.1	30.0

Combined ratio	96.5%	98.0%	91.0%	91.7%	93.7%	94.3%	91.9%

Underwriting profit	3.5%	2.0%	9.0%	8.3%	6.3%	5.7%	8.1%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

(b)	Management's report on internal controls over financial reporting

      Management's report on internal controls over financial reporting and our independent registered public accountant's attestation report on management's assessment of our internal controls is included at the beginning of Item 8 of this report.

(c)	Changes in internal controls

      There have been no changes in our internal controls over financial reporting that have occurred during our last fiscal quarter that have materially affected, or are reasonably likely to affect materially, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by this Item and not provided herein will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2005, and such information is incorporated herein by reference.

The Company has adopted a Code of Ethics and posted it on its website (http://www.commerceinsurance.com).

Our executive officers are:

Name	Age	Primary Position with Company

Arthur J. Remillard, Jr.	75	President, Chief Executive Officer, Chairman of the Board and Director

Gerald Fels	63	Executive Vice President and Director

Arthur J. Remillard, III	50	Senior Vice President-Policyholder Benefits, Assistant Clerk and Director

Randall V. Becker	45	Chief Financial Officer, Treasurer, Senior Vice President, Chief Accounting Officer and Director

David H. Cochrane	52	Senior Vice President-Underwriting of Commerce and Citation

Peter J. Dignan	54	Senior Vice President-Marketing and Premium Accounting of Commerce and Citation

James A. Ermilio	43	Senior Vice President and General Counsel

Debra A. Mann	46	Senior Vice President-Management Information Systems of Commerce

Cathleen M. Moynihan	50	Vice President-Human Resources

      Arthur J. Remillard, Jr. has been the President, Chief Executive Officer and Chairman of the Board of the Company since 1976. Mr. Remillard, Jr. has been Chief Executive Officer and Chairman of the Board of Commerce since 1972 and President of Commerce from 1972 to November 2001. Mr. Remillard, Jr. is also a member of the Governing Committee, Actuarial Committee, Governing Committee Review Panel, Budget Committee and Personnel Committee of the Commonwealth Automobile Reinsurers (CAR). Mr. Remillard, Jr. is also Chairman of the Governing Committee and a member of the Budget Committee, Executive Committee, Nominating Committee and Personnel Committee of the Automobile Insurers Bureau of Massachusetts (AIB). Mr. Remillard, Jr. has announced his intention to retire effective July 28, 2006.

      Gerald Fels, a Certified Public Accountant, was appointed President and Chief Operating Officer of Commerce Insurance in November 2001, and Executive Vice President of Commerce Group in November 1989. From 1981 to November 1989, Mr. Fels was Senior Vice President of Commerce Group. Mr. Fels was the Treasurer of Commerce Group from 1976 to 1994 and of Commerce Insurance from 1975 to 1994. Mr. Fels was Chief Financial Officer of Commerce Group since 1976 and of Commerce Insurance since 1975 until February 2006. Mr. Fels became the Chief Executive Officer and President of American Commerce and Commerce West effective November 2003. Additionally, Mr. Fels is a director of American Nuclear Insurers. Mr. Fels has been appointed President, Chief Executive Officer and Chairman of the Board effective upon Mr. Remillard, Jr.'s retirement.


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

      Randall V. Becker, a Certified Public Accountant, was appointed Chief Financial Officer and Senior Vice President of Commerce Group in February 2006 and has been Treasurer and Chief Accounting Officer of Commerce Group since 1994. From 1990 to 1994, Mr. Becker was Assistant Treasurer and Comptroller of Commerce Group. From 1986 to 1990, Mr. Becker was the Director of Internal Audit for Commerce Group.

      David H. Cochrane has been the Senior Vice President of Underwriting for Commerce Insurance and Citation since 1988. For approximately four years prior to that, Mr. Cochrane was the Vice President of Financial Services of CAR. Mr. Cochrane has also served on the CAR Market Review Committee since 1988 and became Chairman of this committee in January 2005. Mr. Cochrane serves on the CAR ERP Subscription Methodology Committee and was appointed to the CAR Actuarial Committee in January 2006.

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

      Debra A. Mann was appointed Senior Vice President of Management Information Systems for Commerce Insurance in February 2006. From 2002 until February 2006, Ms. Mann was Assistant Vice President of Management Information Systems at Commerce Insurance. From 1995 to 2002, Ms. Mann was Information Systems and Services Manager at Commerce Insurance. Ms. Mann has been employed in various positions at Commerce Insurance since 1984.

      Cathleen M. Moynihan joined Commerce Group as Vice President of Human Resources in June 2005. Prior to joining Commerce, Ms. Moynihan was employed by EquiServe, Inc. as the Chief Human Resource Officer from October 2000 to June 2005. Ms. Moynihan had previously held executive level human resource positions at CGU Insurance (now known as One Beacon), Baystate Health Systems and the St. Paul Companies.

The only family relationship among the executive officers is that Arthur J. Remillard, III is the son of Arthur J. Remillard, Jr.

ITEM 11. EXECUTIVE COMPENSATION

      The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2005 and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information called for by this Item and not provided herein will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2005 and such information is incorporated herein by reference.


      A summary of the total number of shares of our common stock to be issued upon exercise of outstanding stock options, the weighted-average exercise price of these outstanding stock options and the number of shares of our common stock remaining available for future issuance under equity compensation plans at December 31, 2005 follows. This information is presented for equity compensation plans that have and have not been approved by our stockholders.

			Securities Remaining
	Securities to be Issued	Weighted Average	Available for Future
	Upon Exercise of	Exercise Price of	Issuance Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans

Equity compensation plans approved
by security holders(1)	11,288	$30.80	2,557,664

Equity compensation plans not
approved by security holders(2)	2,404,175	$53.25	N/A

Total	2,415,463	$53.15	N/A

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

We granted additional options (the Growth Options) to Agents who increase the volume of Qualifying Business during the 12-month period ending on June 30 in each year. Pursuant to these agreements, on July 31 in each year, we will grant one Growth Option covering 25,000 shares of common stock for each $1,000,000 increment of additional Qualifying Business. The exercise price of the Growth Options will be equal to 125% of the average of the daily averages of the high and low sale price per share of the common stock for the month of June in that year. The Growth Options expire ten years after the grant date. Each Growth Option vests and becomes exercisable five years after the grant date if, and only if, the Qualifying Business that the Agent places with American Commerce during the five-year period ending on the fifth anniversary of the grant date is not less than the threshold of Qualifying Business that triggered the grant of that Growth Option. We may terminate our obligation to grant future Growth Options under the agreement by giving the Agent written notice at least 90 days prior to the effective date of such termination. Through December 31, 2005, we have granted Growth Options covering 3,025,000 shares of common stock. On February 10, 2005, 700,000 of the Growth Options were forfeited by AAA Arizona.

Options cannot be exercised using cash. Options can only be exercised using a net share purchase, such that the dollar value that the option is in the money is divided by the fair market value of the stock at the date of exercise to arrive at the number of shares received by the option holder. During 2005, 217,955 Initial Options were exercised resulting in the issuance of 99,987 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2005 and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2005 and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.	(1)	The financial statements and notes to financial statements are filed as part of this report in Part II, Item 8.

	(2)	The financial statement schedules are listed in the Index to Consolidated
		Financial Statement Schedules.

	(3)	The exhibits are listed in the Index to Exhibits.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2006

THE COMMERCE GROUP, INC.

By:	/s/ Arthur J. Remillard, Jr.

(Arthur J. Remillard, Jr.)
(President, Chief Executive Officer, Chairman
of the Board and Director)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, dated March 15, 2006, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Arthur J. Remillard, Jr.	President, Chief Executive Officer, Chairman
of the Board and Director
(Arthur J. Remillard, Jr.)

/s/ Gerald Fels	Executive Vice President and Director

(Gerald Fels)

/s/ Arthur J. Remillard, III	Senior Vice President-Policyholder Benefits,
Assistant Clerk and Director
(Arthur J. Remillard, III)

/s/ Randall V. Becker	Chief Financial Officer, Treasurer, Senior Vice
President, Chief Accounting Officer and Director
(Randall V. Becker)

/s/ John W. Spillane	Clerk and Director

(John W. Spillane)

/s/ Joseph A. Borski, Jr.	Director

(Joseph A. Borski, Jr.)

/s/ Eric G. Butler	Director

(Eric G. Butler)

/s/ Henry J. Camosse	Director

(Henry J. Camosse)

/s/ David R. Grenon	Director

(David R. Grenon)

/s/ Robert W. Harris	Director

(Robert W. Harris)

/s/ John J. Kunkel	Director

(John J. Kunkel)

/s/ Raymond J. Lauring	Director

(Raymond J. Lauring)

/s/ Normand R. Marois	Director

(Normand R. Marois)

Signature	Title

/s/ Suryakant M. Patel	Director

(Suryakant M. Patel)

/s/ Regan P. Remillard	Director

(Regan P. Remillard)

/s/ Gurbachan Singh	Director

(Gurbachan Singh)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULES*

Schedules		Page

II	Condensed Financial Information of the Registrant as of and for the
	years ended December 31, 2005, 2004 and 2003	100

III	Supplementary Insurance Information for the years ended
	December 31, 2005, 2004 and 2003	105

IV	Reinsurance for the years ended December 31, 2005, 2004 and 2003	106

V	Valuation and Qualifying Accounts for the years ended
	December 31, 2005, 2004 and 2003	107

VI	Supplemental Information Concerning Property-Casualty Insurance
	Operations for the years ended December 31, 2005, 2004 and 2003	108

*	Financial statement schedules other than those listed are omitted because they are not required, not applicable or the required information has been included elsewhere.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II
CONDENSED FINANCIAL INFORMATION
THE COMMERCE GROUP, INC.
(Parent Company Only)
BALANCE SHEETS
December 31,
(Thousands of Dollars)

	2005	2004

ASSETS
Investments:
Investment in Commerce Holdings, Inc.	$1,572,702	$1,395,117
Investment in Bay Finance Company, Inc.	11,395	11,180
Investment in the Clark-Prout Insurance Agency, Inc.	703	671

Total investments	1,584,800	1,406,968

Cash and cash equivalents	88	318
Property and equipment, net of accumulated depreciation	1,028	1,076
Current income taxes	16,958	23,868
Deferred income taxes	12,697	11,991
Receivable from affiliates	66,790	30,967
Other assets	2,244	2,518

Total assets	$1,684,605	$1,477,706

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses	$ 79,942	$ 62,238
Bonds payable ($300,000 face less discount) (Note E)	298,388	298,186
Other liabilities	1,206	1,126

Total liabilities	379,536	361,550

Stockholders' equity:
Capital stock:
Common stock	20,458	20,364
Paid-in capital	148,130	134,943
Net accumulated other comprehensive (loss) income, net of income taxes
(benefit) of $(3,649) and $8,833	(6,810)	16,403
Retained earnings	1,363,507	1,169,009

Total stockholders' equity before treasury stock	1,525,285	1,340,719
Treasury stock, 7,262,571 and 7,405,996 shares	(220,216)	(224,563)

Total stockholders' equity	1,305,069	1,116,156

Total liabilities and stockholders' equity	$1,684,605	$1,477,706

The accompanying notes are an integral part of these condensed financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II
(continued)
CONDENSED FINANCIAL INFORMATION
THE COMMERCE GROUP, INC.
(Parent Company Only)
STATEMENTS OF EARNINGS
Years ended December 31,
(Thousands of Dollars)

	2005	2004	2003

Revenues:
Dividends received from subsidiaries (Note A)	$ 68,040	$ 23,625	$ 66,150
Rent income	510	516	510
Investment income	1	47	34

Total revenues	68,551	24,188	66,694

Expenses:
Depreciation	286	267	273
Interest expense and amortization of bond fees	18,293	18,313	1,120
Administrative expenses	22,972	31,553	20,752

Total expenses	41,551	50,133	22,145

Earnings (losses) before income tax benefits and equity in
undistributed earnings of subsidiaries	27,000	(25,945)	44,549
Income tax benefits	(15,867)	(18,691)	(8,758)

Earnings (losses) before equity in undistributed earnings of subsidiaries	42,867	(7,254)	53,307

Equity in undistributed earnings of subsidiaries	201,045	221,685	107,636

Net earnings	$243,912	$214,431	$160,943

The accompanying notes are an integral part of these condensed financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II
(continued)
CONDENSED FINANCIAL INFORMATION
THE COMMERCE GROUP, INC.
(Parent Company Only)
STATEMENTS OF CASH FLOWS
Years ended December 31,
(Thousands of Dollars)

	2005	2004	2003

Cash flows from operating activities:
Net earnings	$ 243,912	$ 214,431	$ 160,943
Adjustments to reconcile net earnings to net cash
(used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(201,045)	(221,685)	(107,636)
Depreciation and amortization	766	745	285
Other assets, other liabilities and accrued expenses	39,175	16,738	20,211
Balances with affiliates	(35,823)	9,022	(324,119)

Net cash provided (used in) by operating activities	46,985	19,251	(250,316)

Cash flows from investing activities:
Purchase of property and equipment for company use	(283)	(191)	(326)
Other	45	57	90

Net cash used in investing activities	(238)	(134)	(236)

Cash flows from financing activities:
Dividends paid to stockholders	(49,414)	(43,032)	(40,641)
Purchase of capital stock	-	-	(8,058)
Proceeds from bond issuance	-	-	297,972
Bond issue costs	-	(454)	(2,317)
Capital stock issued	2,437	22,606	5,586

Net cash (used in) provided by financing activities	(46,977)	(20,880)	252,542

(Decrease) increase in cash and cash equivalents	(230)	(1,763)	1,990
Cash and cash equivalents at beginning of year	318	2,081	91

Cash and cash equivalents at end of year	$ 88	$ 318	$ 2,081

The accompanying notes are an integral part of these condensed financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II
(continued)
CONDENSED FINANCIAL INFORMATION
THE COMMERCE GROUP, INC.
(Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Thousands of Dollars)

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto in this annual report.

      These condensed financial statements are presented on a "parent company only" basis. The equity of each of the Company's subsidiaries is reflected on each "investment in" line of the balance sheet. The combined net earnings of the Company's subsidiaries is reflected net of dividends received by the Company from those subsidiaries on the "equity in net earnings of subsidiaries over (under) amounts distributed" lines in the statements of earnings. Since the condensed financial statements are presented on a "parent company only" basis, intercompany balances that are eliminated in the consolidated financial statements are reflected in those financial statements.

Note A--Dividends

Cash dividends paid to The Commerce Group, Inc. (parent only) follow:

	2005	2004	2003

Consolidated insurance subsidiaries	$68,040	$23,625	$66,150

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

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II
(continued)
CONDENSED FINANCIAL INFORMATION
THE COMMERCE GROUP, INC.
(Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Thousands of Dollars)

Note C--Consolidated Financial Statements

In preparing the consolidated financial statements of the Company and its subsidiaries, the following amounts have been eliminated:

	Years Ended December 31,

Balance Sheet	2005	2004

Investment in subsidiaries	$1,584,800	$1,406,968
Receivable from affiliates	66,790	30,967

	Years Ended December 31,

Statement of Earnings	2005	2004	2003

Dividends from subsidiaries	$ 68,040	$ 23,625	$ 66,150
Rent income	510	516	510

Note D--Reclassification of Prior Year Balances

Certain prior year balances have been reclassified to conform to the 2005 presentations.

Note E--Bonds Payable

      On December 9, 2003, we issued $300,000 face value of senior unsecured and unsubordinated debt (the Senior Notes) which matures December 9, 2013. The Senior Notes were issued at 99.3% to yield 6.04% and bear a coupon interest rate of 5.95%, payable semi-annually on June 9 and December 9. Proceeds from the issuance were $297,972. Costs related to the issuance of the Senior Notes have been deferred and recorded in other assets on the balance sheet. The deferred costs and the original issue discount will be amortized into interest expense over the life of the Senior Notes. The fair market value of the Senior Notes at December 31, 2005 was estimated at $303,900.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
Years Ended December 31, 2005, 2004 and 2003
(Thousands of Dollars)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Earned Premium Revenue	Net Investment Income(1)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written

2005:
Massachusetts property and casualty
insurance	$157,985	$865,962	$860,594		$1,498,808	$108,974	$ 890,012	$402,932	$ -	$1,531,439
Other states property and casualty
insurance	16,430	123,234	72,566		211,116	13,495	147,649	49,586	-	204,752
Real estate and commercial lending	-	-	-	None	-	739	-	-	-	-
Corporate and other	-	-	-		-	3	12,525	10,779	18,293	-

Total	$174,415	$989,196	$933,160		$1,709,924	$123,211	$1,050,186	$463,297	$18,293	$1,736,191

2004:
Massachusetts property and casualty
insurance	$145,706	$873,037	$824,277		$1,416,689	$103,000	$ 881,888	$368,768	$ -	$1,490,403
Other states property and casualty
insurance	17,939	117,223	78,289	None	222,144	11,955	147,801	56,341	-	222,140
Real estate and commercial lending	-	-	-		-	705	-	-	-	-
Corporate and other	-	-	-		-	51	15,151	14,123	18,313	-

Total	$163,645	$990,260	$902,566		$1,638,833	$115,711	$1,044,840	$439,232	$18,313	$1,712,543

2003:
Massachusetts property and casualty
insurance	$136,780	$824,401	$736,054		$1,242,502	$ 79,113	$ 898,810	$285,056	$ -	$1,339,802
Other states property and casualty
insurance	16,825	132,952	74,408	None	203,126	12,300	161,817	57,211	-	215,697
Real estate and commercial lending	-	-	-		-	762	-	-	-	-
Corporate and other	-	-	-		-	8	9,520	7,983	1,120	-

Total	$153,605	$957,353	$810,462		$1,445,628	$ 92,183	$1,070,147	$350,250	$ 1,120	$1,555,499

(1)	The allocation of net investment income is based upon the specific identification of activity within the various segments.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE IV
REINSURANCE
Years Ended December 31, 2005, 2004 and 2003
(Thousands of Dollars)

Insurance Premiums Earned	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net

2005:
Property and casualty insurance	$1,849,827	$265,885	$125,982	$1,709,924	7.4%

2004:
Property and casualty insurance	$1,753,262	$235,808	$121,379	$1,638,833	7.4%

2003:
Property and casualty insurance	$1,545,730	$204,399	$104,297	$1,445,628	7.2%

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003
(Thousands of Dollars)

Net addition
Balance	(reduction)		Balance
beginning	recorded to		at end
of year	expenses	Deductions(1)	of year

2005:
Allowance for losses on mortgage loans and
collateral notes receivable	$372	$(317)	$-	$55

Allowance for doubtful premium receivables	$2,254	$2,280	$(2,280)	$2,254

2004:
Allowance for losses on mortgage loans and
collateral notes receivable	$379	$(7)	$-	$372

Allowance for doubtful premium receivables	$2,254	$2,129	$(2,129)	$2,254

2003:
Allowance for losses on mortgage loans and
collateral notes receivable	$418	$(39)	$-	$379

Allowance for doubtful premium receivables	$1,661	$2,922	$(2,329)	$2,254

Deferred tax asset valuation allowance	$3,936	$(3,936)	$-	$-

(1)	Deductions represent net write-offs of amounts determined to be uncollectible.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
Years Ended December 31, 2005, 2004 and 2003
(Thousands of Dollars)

Affiliation With Registrant	Claims and claim adjustment expenses incurred related to		Paid claims and claim adjustment expenses
	Current Year	Prior Years

2005:
Consolidated property-casualty entities	$1,111,583	$(61,397)	$1,045,613

2004:
Consolidated property-casualty entities	$1,101,871	$(57,031)	$1,007,057

2003:
Consolidated property-casualty entities	$1,095,371	$(25,224)	$ 956,152

THE COMMERCE GROUP, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS (A)

Exhibit
Number	Title

3.1	Articles of Organization, as amended (B)

3.2	By-Laws (B)

4.1	Stock Certificate (B)

4.2	Form of Indenture between the Registrant and Wachovia Bank (I)

4.3	Form of Officers' Certificate (includes form of Notes) (I)

10.1*	1994 Management Incentive Plan as amended (C)

10.2*	Form of Non-Qualified Stock Option Agreement (D)

10.3*	Form of Incentive Stock Option Agreement (D)

10.4*	Form of Non-Qualified Stock Option Agreement (D)

10.5*	Form of Stock Option Agreement (D)

10.6*	Form of Book Value Award Agreement (E)

10.7	Reinsurance Agreement with Employers Reinsurance Corporation (F)

10.8*	2002 Amended & Restated Incentive Compensation Plan (G)

10.9	ACIC Agent Growth Option Agreement (G)

10.10	Initial ACIC Agent Option Agreement (H)

10.11	Form of AAA Marketing Agreement (J)

10.12	Form of AAA Service Agreement (J)

10.13	Massachusetts Insurance Processing Service Agreement (K)

10.14	Letter Agreement Regarding Growth Options (K)

10.31	Multiple Line Quota Share Reinsurance Agreement (L)

10.32	Form of Director Indemnification Agreement filed herewith (N)

10.33	Combined Property and Liability Quota Share Reinsurance Agreement (M)

10.34*	2004 Book Value Award Agreement (M)

10.36*	Form of 2005 Incentive Award Agreement (O)

10.37	Addendum No. 1 to Combined Property and Liability Quota Share Reinsurance Agreement (Exhibit 10.33) (P)

10.38	Property and Catastrophe (1st through 3rd) Excess of Loss Reinsurance Contract (P)

21	Subsidiaries of the Registrant(L)

23	Consent of PricewaterhouseCoopers LLP filed herewith

31	Statements under Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith

32	Statements under Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

(A)

Exhibits other than those listed are omitted because they are not required or are not applicable. Copies of exhibits are available without charge by writing to the Assistant to the President at 211 Main Street, Webster, MA 01570.

(B)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-18 (No. 33-12533-B).

(C)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended September 30, 1997.

(D)	Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 1999.

(E)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended June 30, 2002.

(F)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended September 30, 2002.

(G)	Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 2002.

(H)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended March 31, 2003.

(I)	Incorporated herein by reference to the Registrant's Form S-3/A (File No. 333-109255), filed on November 3, 2003.

(J)	Incorporated herein by reference to the Registrant's Form 10-K/A for the year ended December 31, 2002, filed on September 29, 2003.

(K)	Incorporated herein by reference to the Registrant's Form 10-K/A for the year ended December 31, 2002, filed on November 25, 2003.

(L)	Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 2003.

(M)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended June 30, 2004.

(N)	Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 2004.

(O)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended June 30, 2005.

(P)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended September 30, 2005.

*	Denotes management contract or compensation plan or arrangement.
