Form 10-Q
period 2006-03-31
COMMERCE GROUP INC /MA
filed 2006-05-09
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X    No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

As of April 30, 2006, the number of shares outstanding of the Registrant's common stock (excluding Treasury Shares) was 33,844,699.


The Commerce Group, Inc.
Table of Contents

Part I - Financial Information

Item 1. Financial Statements	Page No.

Consolidated Balance Sheet at March 31, 2006 (Unaudited) and December 31, 2005	3
Consolidated Statement of Earnings and Comprehensive Income for the Three
Months Ended March 31, 2006 and 2005 (Unaudited)	4
Consolidated Statement of Cash Flows and Reconciliation of Net Earnings to Cash
from Operating Activities for the Three Months Ended March 31, 2006
and 2005 (Unaudited)	5
Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations

Business Overview	12
Results of Operations	14
Financial Condition	16
Forward-Looking Statements	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4. Controls and Procedures	19

Part II - Other Information

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults upon Senior Securities	21

Item 4. Submission of Matters to Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signature	21

Part I - Financial Information

Item 1. Financial Statements

The Commerce Group, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(Thousands of Dollars)

	2006	2005

ASSETS	(Unaudited)

Investments and cash (Note 4):
Fixed maturities, at market (amortized cost: $2,061,682 and $2,037,127)	$2,043,452	$2,029,173
Preferred stocks, at market (cost: $421,722 and $395,099)	418,748	393,681
Common stocks, at market (cost: $108,670 and $103,472)	108,134	102,344
Preferred stock mutual funds, at equity (cost: $93,943 and $88,859)	102,019	96,332
Mortgage loans on real estate and collateral notes receivable (less allowance
for possible loan losses of $56 and $55)	17,187	17,746
Short-term investments	7,304	-
Cash and cash equivalents	80,431	97,942
Other investments, at equity (cost: $30,820 and $28,976)	29,937	28,111

Total investments and cash	2,807,212	2,765,329
Accrued investment income	23,906	22,267
Premiums receivable (less allowance for doubtful receivables of
$2,254 and $2,254)	475,269	475,112
Deferred policy acquisition costs	182,405	174,415
Property and equipment, net of accumulated depreciation	65,511	61,625
Residual market receivable	188,789	191,309
Due from reinsurers	138,046	142,923
Deferred income taxes	63,051	68,926
Other assets	34,241	25,104

Total assets	$3,978,430	$3,927,010

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses (Note 5)	$ 973,435	$ 989,196
Unearned premiums	965,270	933,160
Bonds payable ($300,000 face less discount) (Note 6)	298,437	298,388
Current income taxes	18,951	9,601
Deferred income	9,524	8,757
Accrued agents' profit sharing	198,650	187,760
Other liabilities and accrued expenses	148,105	189,122

Total liabilities	2,612,372	2,615,984

Minority interest	6,159	5,957
Contingencies (Note 8)
Stockholders' equity:
Preferred stock, authorized 5,000,000 shares at $1.00 par value, none issued	-	-
Common stock, authorized 100,000,000 shares at $.50 par value, 40,915,773
and 40,915,773 shares issued	20,458	20,458
Paid-in capital	152,691	148,130
Net accumulated other comprehensive loss, net of income tax benefits
of $7,577 and $3,649	(14,073)	(6,810)
Retained earnings	1,415,232	1,363,507

Total stockholders' equity before treasury stock	1,574,308	1,525,285
Treasury stock, 7,071,074 and 7,262,571 shares, at cost	(214,409)	(220,216)

Total stockholders' equity	1,359,899	1,305,069

Total liabilities, minority interest and stockholders' equity	$3,978,430	$3,927,010

The accompanying notes are an integral part of these consolidated financial statements.

The Commerce Group, Inc. and Subsidiaries
Consolidated Statements of Earnings and Comprehensive Income
Three Months Ended March 31, 2006 and 2005
(Thousands of Dollars, Except Per Share Data)
(Unaudited)

	2006	2005

Revenues:
Direct premiums written	$489,165	$508,665
Assumed premiums	37,341	38,018
Ceded premiums	(55,782)	(64,919)

Net premiums written	470,724	481,764
Increase in unearned premiums	(42,266)	(58,562)

Earned premiums	428,458	423,202
Net investment income	33,529	29,087
Premium finance and service fees	7,140	7,203
Net realized investment gains (Note 4)	6,372	8,313
Other income	10	4

Total revenues	475,509	467,809

Expenses:
Losses and loss adjustment expenses	268,279	279,158
Policy acquisition costs	105,796	100,372
Interest expense and amortization of bond fees	4,581	4,519

Total expenses	378,656	384,049

Earnings before income taxes and minority interest	96,853	83,760
Income taxes	29,662	25,488

Earnings before minority interest	67,191	58,272
Minority interest in net earnings of subsidiary	(236)	(234)

Net earnings	$ 66,955	$ 58,038

Comprehensive income (Note 2)	$ 59,692	$ 32,970

Net earnings per common share (Note 3):
Basic	$ 1.98	$ 1.73

Diluted	$ 1.97	$ 1.72

Cash dividends paid per common share	$ 0.45	$ 0.33

Weighted average number of common shares outstanding (Note 3):
Basic	33,789,377	33,462,734

Diluted	33,961,380	33,823,626

The accompanying notes are an integral part of these consolidated financial statements.

The Commerce Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows and Reconciliation
of Net Earnings to Cash from Operating Activities
Three Months Ended March 31, 2006 and 2005
(Thousands of Dollars)
(Unaudited)

	2006	2005

Operating activities:
Premiums collected	$435,150	$435,827
Net investment income received	32,993	27,101
Premium finance and service fees received	7,140	7,203
Losses and loss adjustment expenses paid	(281,628)	(275,234)
Policy acquisition costs paid	(109,597)	(98,952)
Federal income taxes	(10,509)	(15,492)
Other receipts	10	4

Cash from operating activities	73,559	80,457

Investing activities:
Investment sales, repayments and maturities	437,942	513,147
Mortgage loans and collateral notes receipts	2,126	1,037
Investment purchases	(511,892)	(648,481)
Mortgage loans and collateral notes originated	(1,568)	(1,583)
Property and equipment purchases	(5,665)	(788)
Other investing activities	420	1,686

Cash for investing activities	(78,637)	(134,982)

Financing activities:
Dividends paid to stockholders	(15,230)	(11,075)
Capital stock issued	-	1,611
Outstanding checks payable	2,797	5,905

Cash for financing activities	(12,433)	(3,559)

Decrease in cash and cash equivalents	(17,511)	(58,084)
Cash and cash equivalents at beginning of period	97,942	140,462

Cash and cash equivalents at end of period	$ 80,431	$ 82,378

Reconciliation of net earnings to cash from operating activities:
Net earnings	$ 66,955	$ 58,038
Adjustments to reconcile net earnings to cash from operating activities:
Premiums receivable	(157)	(17,334)
Deferred policy acquisition costs	(7,990)	(11,002)
Residual market receivable	2,521	(11,277)
Due from reinsurers	4,877	(1,610)
Unpaid losses and loss adjustment expenses	(15,761)	13,897
Unearned premiums	32,110	59,538
Current income taxes	9,350	8,721
Deferred income taxes	5,875	(12,223)
Deferred income	767	908
Accrued agents' profit sharing	10,890	7,394
Other assets, liabilities and accrued expenses	(44,932)	(32,251)
Net realized investment gains	(6,372)	(8,313)
Other - net	15,426	25,971

Cash from operating activities	$ 73,559	$ 80,457

The accompanying notes are an integral part of these consolidated financial statements.

The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Thousands of Dollars, Except for Per Share Data)

1. Organization and Interim Financial Statements

      Unless otherwise stated, "we," "our" or "us" means The Commerce Group, Inc. and its subsidiaries. Our consolidated financial statements include the accounts of The Commerce Group, Inc. and its subsidiaries. The Commerce Group, Inc. is a holding company and our operations are conducted through subsidiaries, the principal ones being The Commerce Insurance Company (Commerce), Citation Insurance Company (Citation), American Commerce Insurance Company (American Commerce or ACIC), and Commerce West Insurance Company (Commerce West). We have eliminated significant intercompany accounts and transactions in consolidating these financial statements. Also, we have reclassified certain 2005 amounts to conform with 2006 presentations.

      We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at reporting dates and the reported amounts of revenues and expenses during the reporting periods. Actual results will differ from these estimates and assumptions. We employ significant estimates and assumptions in the determination of unpaid losses and loss adjustment expenses (LAE), the potential impairment of investments for other-than-temporary declines in market value and accrued agents' profit sharing. Our significant accounting policies are presented in the notes to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2005.

      Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim period. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. We have historically experienced greater claim losses in the first quarter of the year than during the other quarters of the year due to the winter weather, however in 2006 we experienced unusually mild winter weather conditions. These unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2005.

2. Comprehensive Income

Our comprehensive income for the three months ended March 31 follows:

	2006	2005

Net earnings
Other comprehensive loss, net of tax benefits:	$ 66,955	$ 58,038

Unrealized holding losses arising during the period(a)	(8,442)	(22,233)
Reclassification adjustment for investment losses (gains)
included in net earnings(b)	1,179	(2,835)

Other comprehensive loss, net of tax benefits	(7,263)	(25,068)

Comprehensive income	$ 59,692	$ 32,970

(a)	Unrealized holding losses are net of income tax benefits of $4,546 and $11,972 for the three months ended March 31, 2006 and 2005, respectively.

(b)	Reclassification adjustments are net of income tax expense (benefits) of $635 and $(1,527) for the three months ended March 31, 2006 and 2005, respectively.

3. Net Earnings Per Common Share (EPS)

      Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding adjusted by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares we could have purchased from the proceeds of the potentially dilutive shares. Our only dilutive instruments are stock options outstanding. We had 2,365,463 and 2,138,021 stock options outstanding at March 31, 2006 and 2005, respectively. Our outstanding stock options at March 31, 2006 and 2005 consisted of 11,288 and 31,311 stock options, respectively, which were granted to our employees under our Incentive Compensation Plan; the remainder of the total outstanding stock options consisted of American Commerce agents' options. Basic and diluted EPS for the three months ended March 31 follow:

	2006	2005

Net earnings for basic and diluted EPS	$ 66,955	$ 58,038
Common share information:
Average shares outstanding for basic EPS	33,789,377	33,462,734
Dilutive effect of stock options	172,003	360,892

Average shares outstanding for diluted EPS	33,961,380	33,823,626

Basic EPS	$ 1.98	$ 1.73

Diluted EPS	$ 1.97	$ 1.72

      Diluted EPS excludes stock options with exercise prices greater than the average market price of our common stock during the periods, because their inclusion would be anti-dilutive. For the three months ended March 31, 2006, there were 825,000 anti-dilutive options. There were no such options at March 31, 2005.

4. Investments

Realized Investment Gains and Losses

Net realized investment gains (losses) for the three months ended March 31 follow:

	2006	2005	Change

Transaction net gains (losses):
Fixed maturity securities	$ 5,073	$ 10,368	$(5,295)
Equity securities	1,811	1,233	578
Venture capital funds	(16)	(951)	935
Other investments	4	322	(318)

Total transaction net gains	6,872	10,972	(4,100)

Other-than-temporary impairment losses:
Fixed maturity securities	(1,103)	(9)	(1,094)
Equity securities	-	(2,015)	2,015

Total other-than-temporary impairment losses	(1,103)	(2,024)	921

Equity in earnings (losses) of closed-end preferred
stock mutual funds	603	(635)	1,238

Net realized investment gains	$ 6,372	$ 8,313	$(1,941)

Unrealized Investment Gains and Losses

The change in net unrealized loss on our fixed maturity and equity securities, excluding the impact of minority interest, from December 31, 2005 to March 31, 2006 follows:

	March 31,	December 31,
	2006	2005	Change

Net unrealized loss:
Fixed maturity securities	$(18,232)	$ (7,954)	$(10,278)
Equity securities	(3,511)	(2,546)	(965)

Net unrealized loss	$(21,743)	$(10,500)	$(11,243)

Gross unrealized losses on our fixed maturity and equity securities at March 31, 2006 by duration of unrealized loss follow:

		0-6	7-12	13-24	Over 24
	Total	Months	Months	Months	Months

Total fixed maturity and equity securities:
Number of positions	444	156	178	95	15

Total fair market value	$1,817,678	$675,905	$760,859	$335,105	$45,809
Total amortized cost	1,859,825	686,657	780,643	344,883	47,642

Unrealized loss	$ (42,147)	$ (10,752)	$ (19,784)	$ (9,778)	$ (1,833)

Unrealized loss percentage to fair
market value	2.3%	1.6%	2.6%	2.9%	4.0%

Fixed maturity securities:
Number of positions	371	113	154	90	14

Total fair market value	$1,520,299	$504,973	$645,691	$324,690	$44,945
Total amortized cost	1,553,897	512,065	660,895	334,170	46,767

Unrealized loss	$ (33,598)	$ (7,092)	$ (15,204)	$ (9,480)	$ (1,822)

Unrealized loss percentage to fair
market value	2.2%	1.4%	2.4%	2.9%	4.1%

Equity securities:
Number of positions	73	43	24	5	1

Total fair market value	$ 297,379	$170,932	$115,168	$ 10,415	$ 864
Total cost	305,928	174,592	119,748	10,713	875

Unrealized loss	$ (8,549)	$ (3,660)	$ (4,580)	$ (298)	$ (11)

Unrealized loss percentage to fair
market value	2.9%	2.1%	4.0%	2.9%	1.3%

Gross unrealized losses on our fixed maturity and equity securities at December 31, 2005 by duration of unrealized loss follow:

		0-6	7-12	13-24	Over 24
	Total	Months	Months	Months	Months

Total fixed maturity and equity securities:
Number of positions	408	198	135	70	5

Total fair market value	$1,605,321	$846,546	$522,189	$230,542	$6,044
Total amortized cost	1,636,336	860,721	532,839	236,592	6,184

Unrealized loss	$ (31,015)	$ (14,175)	$ (10,650)	$ (6,050)	$ (140)

Unrealized loss percentage to fair
market value	1.9%	1.7%	2.0%	2.6%	2.3%

Fixed maturity securities:
Number of positions	349	157	121	67	4

Total fair market value	$1,376,493	$663,824	$480,500	$226,974	$5,195
Total amortized cost	1,399,933	671,633	490,016	232,975	5,309

Unrealized loss	$ (23,440)	$ (7,809)	$ (9,516)	$ (6,001)	$ (114)

Unrealized loss percentage to fair
market value	1.7%	1.2%	2.0%	2.6%	2.2%

Equity securities:
Number of positions	59	41	14	3	1

Total fair market value	$ 228,828	$182,722	$ 41,689	$ 3,568	$ 849
Total cost	236,403	189,088	42,823	3,617	875

Unrealized loss	$ (7,575)	$ (6,366)	$ (1,134)	$ (49)	$ (26)

Unrealized loss percentage to fair
market value	3.3%	3.5%	2.7%	1.4%	3.1%

      We determined that the impairments of the securities represented in the above gross unrealized loss tables are temporary, based on a review of the credit quality, duration and severity of the unrealized losses for our impaired securities. Gross unrealized losses for equity and fixed maturity securities have increased from December 31, 2005 primarily due to general market conditions in a rising interest rate environment. We currently have the intent and ability to hold to recovery or maturity all of our temporarily impaired equity and fixed maturity securities, respectively.

5. Unpaid Losses and LAE

Liabilities for unpaid losses and loss adjustment expenses at March 31, 2006 and December 31, 2005 follow:

	March 31,	December 31,
	2006	2005

Net voluntary unpaid losses and LAE	$ 786,300	$ 806,552
Voluntary salvage and subrogation recoverable	(94,352)	(102,878)
Assumed unpaid losses and LAE reserves from CAR(a)	153,635	152,506
Assumed salvage and subrogation recoverable from CAR	(21,481)	(21,481)

Total voluntary and assumed unpaid losses and LAE reserves	824,102	834,699
Adjustment for ceded unpaid losses and LAE reserves	158,333	163,497
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid losses and LAE	$ 973,435	$ 989,196

(a) Commonwealth Automobile Reinsurers

6. Bonds Payable

      On December 9, 2003, we issued $300,000 face value of senior unsecured and unsubordinated debt (the Senior Notes) which matures December 9, 2013. The Senior Notes were issued at 99.3% to yield 6.04%, and bear a coupon interest rate of 5.95%, payable semi-annually on June 9 and December 9 beginning 2004. The fair market value of the Senior Notes at March 31, 2006 was estimated to be $297,000.

7. Reinsurance

      Ceded reinsurance recoverable amounts, which include amounts ceded to CAR and other unaffiliated reinsurers, are included in unpaid losses and loss adjustment expenses and unearned premiums. At March 31, 2006 and December 31, 2005, $149,333 and $154,497 were included in unpaid losses and loss adjustment expense amounts, respectively. At March 31, 2006 and December 31, 2005, $125,817 and $135,969 were included in the unearned premium liability amounts, respectively.

8. Contingencies

      Member companies of CAR have joint and several liabilities for the obligations of CAR, the Massachusetts-mandated personal automobile reinsurance mechanism that enables us and other Servicing Carriers to reinsure in CAR any risk. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of March 31, 2006, we were not aware of any CAR member company which has failed to meet its obligations.

CAR Regulatory Reform

      On January 5, 2005, we filed an action against the Insurance Commissioner in Massachusetts Superior Court appealing a December 31, 2004 order by the Commissioner adopting new rules that, among other things, would replace the current loss-pooling residual market entity, CAR, with an assigned risk plan. We contend that the Commissioner's new rules are inconsistent with existing Massachusetts insurance laws. Following a hearing on May 2, 2005, the Superior Court ruled, on June 20, 2005, that the Commissioner did not have the statutory authority to implement an assigned risk plan. The court's ruling annulled the Commissioner's order and vacated the new rules adopted pursuant to the order. The Commissioner appealed the Superior Court's decision to the Massachusetts Appeals Court. We and the Commissioner both petitioned for direct appellate review by the Massachusetts Supreme Judicial Court (the SJC). The SJC agreed on October 26, 2005 to hear the appeal directly. The parties submitted briefs to the SJC and the SJC heard oral arguments on May 4, 2006. We cannot predict how the SJC will rule on the appeal, nor can we predict when this matter will be resolved. However, we believe that even if the Commissioner's appeal is upheld by the SJC, it is unlikely that the new rules in the Commissioner's order will be implemented retroactive to January 1, 2005.

9. Segments

Selected segment information as of and for the three months ended March 31 follows. Earnings are before income taxes and include minority interest.

	Assets	Revenue	Earnings

2006:
Property and casualty insurance:
Massachusetts	$3,561,151	$424,457	$99,865
Other than Massachusetts	376,431	51,041	3,934
Real estate and commercial lending	17,735	193	193
Corporate and other	23,113	(182)	(7,375)

Consolidated	$3,978,430	$475,509	$96,617

2005:
Property and casualty insurance:
Massachusetts	$3,345,516	$408,037	$84,300
Other than Massachusetts	355,692	59,981	7,974
Real estate and commercial lending	15,812	199	199
Corporate and other	26,862	(408)	(8,947)

Consolidated	$3,743,882	$467,809	$83,526

Premium Results

Direct premiums written and earned for the three months ended March 31 follow:

Massachusetts Direct Premiums Written:	2006	2005	$ Change	% Change

Personal automobile	$369,939	$384,461	$(14,522)	(3.8)%
Commercial automobile	27,574	25,578	1,996	7.8%
Homeowners	28,025	25,518	2,507	9.8%
Other lines	8,532	9,128	(596)	(6.5)%

Massachusetts direct premiums written	434,070	444,685	(10,615)	(2.4)%

Other than Massachusetts Direct Premiums Written:
Personal automobile	43,883	51,420	(7,537)	(14.7)%
Commercial automobile	2,374	2,639	(265)	(10.0)%
Homeowners	8,484	9,624	(1,140)	(11.8)%
Other lines	354	297	57	19.2%

Other than Massachusetts direct premiums written	55,095	63,980	(8,885)	(13.9)%

Total direct premiums written	$489,165	$508,665	$(19,500)	(3.8)%

Massachusetts Direct Earned Premiums:
Personal automobile	$335,777	$329,780	$ 5,997	1.8%
Commercial automobile	23,962	23,529	433	1.8%
Homeowners	34,298	30,645	3,653	11.9%
Other lines	9,599	9,802	(203)	(2.1)%

Massachusetts direct earned premiums	403,636	393,756	9,880	2.5%

Other than Massachusetts Direct Earned Premiums:
Personal automobile	41,617	48,727	(7,110)	(14.6)%
Commercial automobile	2,448	2,266	182	8.0%
Homeowners	10,037	10,600	(563)	(5.3)%
Other lines	369	299	70	23.4%

Other than Massachusetts direct earned premiums	54,471	61,892	(7,421)	(12.0)%

Total direct earned premiums	$458,107	$455,648	$ 2,459	0.5%

10. Recent Accounting Pronouncement

      In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. The Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The new Statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately and that interest-only and principal-only strips are not subject to Statement No. 133. This new Statement is effective for fiscal years beginning after September 15, 2006 with early adoption permitted. Although Commerce does not currently have any financial instruments subject to this new Statement, the Company has elected to adopt this Statement effective January 1, 2006.

      In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (FAS 154). The Statement applies to all voluntary changes in accounting principles and requires that such changes be applied retrospectively to prior periods unless doing so is impracticable. The Statement does not change the transition method for new accounting standards where the new pronouncements address transition provisions. The Statement was effective with the first quarter of 2006. FAS 154 did not have an impact on our financial position or results of operations.

      The FASB issued in December 2004 revised rules for accounting for stock options and other equity-based remuneration, SFAS No. 123R, Share-Based Payment. We adopted these revised rules in the first quarter of 2006 when they became effective. This change did not impact our results of operations and financial condition for the stock options we awarded through 2001 under the Plan because application of the revised rules is on a prospective basis and we have not modified, repurchased or cancelled any of these stock options. The revised rules did not change our accounting for book value awards (BVAs), incentive awards (IAs) and the stock options we award under the American Commerce agents' option Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise stated, "we," "our," "us" or "the Company" means The Commerce Group, Inc. and its subsidiaries. "Commerce" refers to The Commerce Insurance Company, "Commerce West" refers to Commerce West Insurance Company, "American Commerce" or "ACIC" refers to American Commerce Insurance Company, and "Citation" refers to Citation Insurance Company. In addition, unless otherwise stated, all references to "quarters ended" are for our fiscal quarter beginning January 1 and ending March 31, and dollar amounts are in thousands, except per share data and as otherwise noted.

      The purpose of the following discussion and analysis is to provide you with information that will assist you in understanding our financial condition and results of operations as reported in our consolidated financial statements. Therefore, the following should be read in conjunction with our consolidated financial statements in this Form 10-Q and with our Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2005.

Business Overview

      We provide personal and commercial property and casualty insurance primarily in Massachusetts and, to a lesser extent, in other states. Our core product lines are personal automobile, homeowners and commercial automobile. We market our products through our network of independent agents in all states, except California, where we use agents and brokers. Our primary business strategy is to focus on the personal automobile insurance market in Massachusetts and to grow and diversify by increasing the proportion of our business written in other states in which we currently have a significant presence, primarily from Commerce West and American Commerce.

      We manage our business in four reportable segments: property and casualty insurance - Massachusetts; property and casualty insurance - other than Massachusetts; real estate and commercial lending; and, corporate and other.

      Our ability to capitalize on our business strengths and implement our strategies is subject to particular risks. For a complete discussion of our risk factors, see Item 1A, Risk Factors, in our annual report on Form 10-K for the year ended December 31, 2005.

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

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of March 31, 2006, we were not aware of any current CAR member company which failed to meet its obligations.

CAR Regulatory Reform

      On January 5, 2005, we filed an action against the Insurance Commissioner in Massachusetts Superior Court appealing a December 31, 2004 order by the Commissioner adopting new rules that, among other things, would replace the current loss-pooling residual market entity, CAR, with an assigned risk plan. We contend that the Commissioner's new rules are inconsistent with existing Massachusetts insurance laws. Following a hearing on May 2, 2005, the Superior Court ruled, on June 20, 2005, that the Commissioner did not have the statutory authority to implement an assigned risk plan. The court's ruling annulled the Commissioner's order and vacated the new rules adopted pursuant to the order. The Commissioner appealed the Superior Court's decision to the Massachusetts Appeals Court. We and the Commissioner both petitioned for direct appellate review by the Massachusetts Supreme Judicial Court (the SJC). The SJC agreed on October 26, 2005 to hear the appeal directly. The parties submitted briefs to the SJC and the SJC heard oral arguments on May 4, 2006. We cannot predict how the SJC will rule on the appeal, nor can we predict when this matter will be resolved. However, we believe that even if the Commissioner's appeal is upheld by the SJC, it is unlikely that the new rules in the Commissioner's order will be implemented retroactive to January 1, 2005.


      As more fully discussed in the 2005 Annual Report on Form 10-K, CAR implemented a redistribution plan for the personal automobile residual market. The plan was effective March 1, 2006 for new business and will be effective May 1, 2006 for renewal business. In addition, effective January 1, 2006, CAR implemented a limited servicing carrier program for the commercial automobile residual market.

Our Revenues and Expenses

Our revenue principally reflects:

*	earned premiums, consisting of:

-

premiums that we receive primarily from sales by our agents of property and casualty insurance policies, primarily personal automobile, homeowners and commercial automobile, which we refer to as direct premiums written, plus

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

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

Results of Operations for the Periods Ended March 31, 2006 and 2005

Consolidated Results

Our key operating measures for the three months ended March 31 follow:

	2006	2005

Diluted earnings per share (EPS)	$1.97	$1.72
Return on equity, annualized	20.5%	20.8%
Direct premiums written	$489,165	$508,665
Direct earned premiums	$458,107	$455,648
Net investment income	$ 33,529	$ 29,087

Loss and LAE ratio	62.6%	66.0%
Underwriting expense ratio	24.2%	23.1%

Combined ratio	86.8%	89.1%

      The increase in diluted earnings per share is primarily due to a decrease in our loss ratio partially offset by an increase in our underwriting expense ratio. Diluted EPS also benefited in 2006 from an increase in net investment income of $4,442, or 15.3%, for the quarter over the comparable 2005 period, partially offset by a $1,941, or 23.3%, decline in net realized investment gains. The primary reasons for the increase in our underwriting expense ratio are an increase in our agents' profit sharing expense and higher 2006 policy year mandated Massachusetts personal automobile commissions. The increase in agents' profit sharing expense is a result of better underwriting results for the first quarter of 2006 versus last year's first quarter. A mandated rate decrease for 2006 Massachusetts personal automobile policies enhanced the impact of the higher personal automobile commissions. The decrease in our loss and LAE ratio is primarily due to:

*	a decrease in claims frequency on personal and commercial automobiles in all coverages; and
*	improved CAR results.

      The improved results from CAR primarily resulted from favorable loss development on the business assumed from CAR, coupled with better current year results. Favorable loss development occurs when actual loss payments are less than

the estimated payments that are built into the loss reserves. Actuarial data provided by CAR indicates that this favorable development should subside over the next several quarters.

Premium Results

      We evaluate our performance and allocate resources based primarily on our property and casualty insurance segments, which represent nearly all of our total revenues. Direct premiums written and earned for the quarters ended March 31, 2006 and 2005 can be seen in Note 9.

Massachusetts Segment

      For the first quarter of 2006, direct premiums written declined $10,615, or 2.4%, over the comparable quarter of 2005, while direct premiums earned increased $9,880, or 2.5%, over the same periods. The decrease in direct premiums written resulted primarily from a decrease in premiums written for personal automobile, offset in part by an increase in premiums written for commercial automobiles and homeowners.

      The decrease of $14,522 in direct premiums written for personal automobiles resulted from a decrease of 6.2% in the average written premium per exposure, partially offset by a 2.5% increase in written exposures. For 2006, the Commissioner approved an 8.7% decline in the state mandated average personal automobile rate, which resulted in the 6.2% decline for us. Written premiums are reported on the first day the policy is effective (thus, reflecting the 2006 Commissioner approved rates) while earned premiums are reported ratably over the coverage period (thus, for the first quarter of 2006, earned premiums include a higher proportion of premiums written in 2005 as compared to those written in 2006). For the remainder of 2006, as 2005 policies expire, an increasingly greater portion of 2006 written premiums will be reflected as 2006 earned premiums and we anticipate that earned premiums for 2006 will decline in relation to 2005.

      Direct premiums written for commercial automobile and homeowners both increased for the first quarter of 2006 over the same period a year earlier. Commercial automobile direct premiums written increased $1,996, or 7.8%, due to a 4.1% increase in average premium per policy coupled with a 3.6% increase in the number of policies written. The increase in the number of commercial automobile policies is the direct result of the new limited servicing carrier program enacted by the Commissioner, effective January 1, 2006. Homeowners increased $2,507, or 9.8%, due to a 9.0% increase in average premium per policy partially offset by a 2.3% decline in the number of written policies.

Other than Massachusetts Segment

      For the first quarter of 2006, direct premiums written declined $8,885, or 13.9%, over the comparable quarter of 2005, while direct earned premiums declined $7,421, or 12.0%, primarily the result of the decline in direct premiums written. The decrease in direct premiums written resulted primarily from a decrease in premiums written for personal automobile and homeowners. The overall decrease in personal automobile direct premiums written for the first quarter in 2006 is primarily due to a decline in the number of policies. The decline in the number of policies is largely attributable to the loss of American Commerce's former largest agent, AAA Arizona, Inc., which resulted in a 71% decline in personal automobile policies in force in Arizona from the prior year. In addition, direct premiums written in Ohio declined 26% primarily due to the state's highly competitive market. Direct premiums written for homeowners declined due to an 11.5% decrease in the number of policies in force as compared to a year earlier, primarily the result of the decrease in business in Arizona and Ohio. In general, we are lowering rates in the states in which we write business in response to competitive pressures and enhancing our technology to make it easier for agents to write business with us in an attempt to increase the amount of business we write.

Net Investment Income

Key measures of net investment income for the quarters ended March 31 follow:

	2006	2005	Change

Average month-end investments (at cost)	$2,815,853	$2,581,393	$234,460
Net investment income, before federal tax	$ 33,529	$ 29,087	$ 4,442
Net investment income, after federal tax	$ 25,502	$ 22,616	$ 2,886
Net investment income as an annualized percentage of average
net investments (at cost), before federal tax	4.8%	4.5%	0.3%
Net investment income as an annualized percentage of average
net investments (at cost), after federal tax	3.6%	3.5%	0.1%


      The increase in our net investment income was due to the combination of increased invested assets, as noted above by the increase in average month-end investments, at cost, coupled with an increased return on those invested assets. The yield increased 30 basis points to 4.8% for the first quarter of 2006. The increase in invested assets is primarily attributable to cash generated from operating activities. The chief contributors to the increase in yield were government bonds, which includes mortgage-backed securities (up 40 basis points) and corporate bonds (up 50 basis points), partially offset by a decline in dividends on common stocks. The duration of our fixed maturity portfolio at March 31, 2006 was 4.8 years compared to 4.9 years at year-end 2005.

Realized Investment Gains and Losses

Net realized investment gains (losses) for the quarters ended March 31 follow:

	2006	2005	Change

Transaction net gains (losses):
Fixed maturity securities	$ 5,073	$10,368	$(5,295)
Equity securities	1,811	1,233	578
Venture capital funds	(16)	(951)	935
Other investments	4	322	(318)

Total transaction net gains	6,872	10,972	(4,100)

Other-than-temporary impairment losses:
Fixed maturity securities	(1,103)	(9)	(1,094)
Equity securities	-	(2,015)	2,015

Total other-than-temporary impairment losses	(1,103)	(2,024)	921
Equity in earnings (losses) of closed-end preferred stock
mutual funds	603	(635)	1,238

Net realized investment gains	$ 6,372	$ 8,313	$(1,941)

      The lower level of net realized investment gains was primarily due to the decrease in gains on fixed maturity investments, which primarily resulted from an increase in general market interest rates over the last twelve months. For example, the yield on the five-year Treasury security has increased 64 basis points over the past twelve months and the ten-year has increased 35 basis points.

Policy Acquisition Costs

      Year-to-date policy acquisition costs increased $5,424, or 5.4%, over the same period a year ago. The increase is primarily due to increases in agents' profit sharing and commissions. Year-to-date 2006 commissions increased $1,144, or 1.7%, over the same period last year. This increase was principally due to an increase in the Massachusetts 2006 policy year mandated personal automobile commission rates. Year-to-date 2006 agents' profit sharing increased $2,332, or 18.1%, over the same period last year. This increase resulted from better underwriting results for the first three months of 2006 versus the first three months of 2005.

Financial Condition

      Our stockholders' equity per share increased 3.6% from $38.78 at December 31, 2005 to $40.18 at March 31, 2006, after dividends paid of $0.45 per share. The carrying value of our total investments increased 1.5% primarily due to the investment of cash generated from operating activities, partially offset by an increase in unrealized losses. Since December 31, 2005, the ratio of our total liabilities to stockholders' equity improved eight percentage points primarily due to net earnings for the three months ended March 31, 2006, partially offset by increases in unearned premiums and accrued agents' profit sharing. The increase in unearned premiums was primarily due to the seasonality of the policy effective dates. The total amount of a policy's premium is recorded as premiums written on the first day on which the policy is effective; however, the policy premium is earned ratably over the ensuing year.

Liabilities for unpaid losses and loss adjustment expenses at March 31, 2006 and December 31, 2005 follow:

	March 31,	December 31,
	2006	2005

Net voluntary unpaid losses and LAE	$ 786,300	$ 806,552
Voluntary salvage and subrogation recoverable	(94,352)	(102,878)
Assumed unpaid losses and LAE reserves from CAR	153,635	152,506
Assumed salvage and subrogation recoverable from CAR	(21,481)	(21,481)

Total voluntary and assumed unpaid losses and LAE reserves	824,102	834,699
Adjustment for ceded unpaid losses and LAE reserves	158,333	163,497
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid losses and LAE	$ 973,435	$ 989,196

      Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. Our twelve-month rolling net premiums written to statutory surplus ratio was 1.13 to 1.00 for the period ended March 31, 2006 and 1.29 to 1.0 for the period ended March 31, 2005.

Liquidity and Capital Resources

      Liquidity management allows us to meet our cash needs at a reasonable cost under various operating environments. Liquidity is actively managed and reviewed in order to maintain stable, cost-effective funding to meet our operating needs. Liquidity comes from a variety of sources such as cash flow from operating activities and borrowing capacity. Management believes its current liquidity exceeds its operational requirements as of March 31, 2006.

      The primary sources of our liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments. The primary uses of our liquidity are payment of policy claims, commissions and agents' profit sharing, operating costs, interest on our senior notes, and payment of dividends to our stockholders.

      We have additional liquidity capacity through our Federal Home Loan Bank (FHLB) membership and our investment portfolio. Commerce, as a member of FHLB of Boston, is able to borrow from the FHLB on a fully secured basis. Our borrowing capacity is based primarily upon the composition and market value of Commerce's investment portfolio. At March 31, 2006, we estimate Commerce's borrowing capacity at approximately $400,000. In addition, our investment portfolio could serve as collateral for borrowing from other sources, if necessary. Commerce has not borrowed from FHLB of Boston.

      We paid approximately $84,000 for agents' profit sharing primarily in the second quarter of 2006, which we had accrued at December 31, 2005. We currently anticipate paying a similar amount for agents' profit sharing in 2007.

Investment Strategy and Interest Rate Risk

      Our investment strategy emphasizes after-tax investment yield while maintaining overall investment quality. The primary focus of our investment objectives continues to be maximizing after-tax investment income through investing primarily in high-quality diversified fixed income investments structured to maximize after-tax investment income while minimizing risk. We generally invest in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. When the appropriate opportunity arises, we will recognize investment gains to increase after-tax total return. We held no derivatives, emerging market securities or hedge funds at March 31, 2006 and December 31, 2005.

Interest Rate Sensitivity

      Our investments include positions in fixed maturity, equity, short-term and cash equivalents markets. Therefore, we are exposed to the impacts of interest rate changes in the market value of investments. We estimated our exposure to interest rate changes and equity price risk at March 31, 2006 using sensitivity analysis. We estimated that our exposure to equity price risk at March 31, 2006 has not changed materially from that at December 31, 2005. The interest rate impact is the effect of a hypothetical interest rate change of plus-or-minus 100 and 200 basis points on the market value of fixed maturities and preferred stocks.


      Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. The following table summarized our interest rate risk, based on the results of the sensitivity analysis at March 31, 2006.

	Estimated Market
	Value of Fixed	Estimated
	Income and	Increase	Hypothetical Percentage
	Preferred Stock	(Decrease) in	Increase (Decrease) in
Hypothetical Change in Interest Rates	Investments	Market Value	Stockholders' Equity(1)

200 basis point increase	$2,152,588	$(309,612)	(14.8)%
100 basis point increase	2,303,232	(158,968)	(7.6)%
No change	2,462,200	-	-
100 basis point decrease	2,580,726	118,526	5.7%
200 basis point decrease	2,697,763	235,563	11.3%

(1) Net of income taxes at an assumed rate of 35%.

      The "duration" of a security is the time-weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates. The duration reflects industry prepayment assumptions. The analytic systems we used to calculate the above duration data utilize optional call dates, sinking fund requirements and assume a non-static prepayment pattern in deriving these averages. As of March 31, 2006, our weighted average duration has increased to 4.8 years from 4.4 years at March 31, 2005. Our fixed income portfolio's weighted average duration (which includes all fixed maturities and preferred stocks) as of December 31, 2005 was 4.9 years. Due to the prospects of a rising interest rate environment, Commerce increased its percentage of adjustable rate investments to 22% of total fixed maturity investments at March 31, 2006 from 17% a year earlier.

Forward-Looking Statements

      This quarterly report may contain statements that are not historical fact and constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipates," "estimates," "plans," "projects," "continuing," "ongoing," "expects," "may," "will," "could," "likely," "should," "management believes," "we believe," "we intend," and similar words or phrases. These statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. All forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this quarterly report and in our recently filed annual report on Form 10-K and in other documents filed with the SEC. Among the key factors that could cause actual results to differ materially from forward-looking statements:

*	the possibility of severe weather, terrorism and other adverse catastrophic experiences;

*	adverse trends in claim severity or frequency and uncertainties in estimating property and casualty losses;

*	adverse state and federal regulations and legislation;

*	adverse judicial decisions;

*	adverse changes to the laws, regulations and rules governing the residual market system in Massachusetts;

*	fluctuations in interest rates and the performance of the financial markets in relation to the composition of our investment portfolio;

*	premium rate making decisions for private passenger automobile policies in Massachusetts;

*	potential rate filings;

*	heightened competition;

*	our concentration of business within Massachusetts and within the personal automobile line of business;

*	market disruption in Massachusetts, if competitors exited the market or become insolvent;

*	the cost and availability of reinsurance;

*	our ability to collect on reinsurance and the solvency of our reinsurers;

*	the effectiveness of our reinsurance strategies;

*	telecommunication and information system problems, including failures to implement information technology projects timely and within budget;

*	our ability to maintain favorable ratings from rating agencies, including A.M. Best, S&P, Moody's and Fitch;

*	our ability to attract and retain independent agents;

*	our ability to retain our affinity relationships with AAA clubs, especially in Massachusetts;

*	our dependence on a key third party service vendor for our automobile business in Massachusetts;

*	our dependence on our executive officers; and

*	the economic, market or regulatory conditions and risks associated with entry into new markets and diversification.

      You should not place undue reliance on any forward-looking statement. The risk factors referred to above, as well as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, as well as those elsewhere in this quarterly report, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

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

      In our annual report on Form 10-K for the year ended December 31, 2005, we discussed three individual legal matters outstanding. An update, where available, is presented below. For a full discussion of these matters, refer to Item 3 of the Form 10-K.

CAR Regulatory Reform

The Massachusetts Supreme Judicial Court (SJC) heard oral arguments on May 4, 2006. We cannot predict how the SJC will rule on the appeal, nor can we predict when the matter will be resolved.

AAA Arizona

There has been no material change regarding this legal matter from that set forth in our annual report on Form 10-K for the year ended December 31, 2005.

Commerce Bancorp, Inc., et al

There has been no material change regarding this legal matter from that set forth in our annual report on Form 10-K for the year ended December 31, 2005.

Item 1A. Risk Factors

There has been no material change in the information regarding risk factors as set forth in our annual report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      In November 2001, our Board of Directors authorized a stock buy-back program to purchase up to 2,000,000 shares of our common stock. During the three months ended March 31, 2006, we did not acquire any of our common stock. There are 858,300 shares that may yet be purchased under our repurchase plan.

	Total		Total Number of Shares	Maximum Number of
	Number of		Purchased as Part of	Shares that May Yet Be
	Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid per Share	Plans or Programs	Plans or Programs

January 1-31, 2006	-	-	-	858,300
February 1-28, 2006	-	-	-	858,300
March 1-31, 2006	-	-	-	858,300

Total	-	-	-


In February 2006, we contributed 191,497 shares of treasury stock to our Employee Stock Ownership Plan (ESOP) which had a value of approximately $10.4 million based upon market price on the date stock was contributed to the ESOP. The issuance of these shares was exempt from registration under the Securities Act of 1933 because the contribution of shares to the ESOP did not constitute a sale of shares for purposes of the Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

      During the first quarter of 2006, each member of the Board of Directors and each named executive officer of the Company received an annual incentive award under the Company's 2002 Incentive Compensation Plan. A form for the 2006 Incentive Award Agreement is filed as Exhibits 10.39 and 10.40 in the Company's Form 10-Q for the quarter ended March 31, 2006.

Item 6. Exhibits

Exhibits:

10.39	Form of 2006 Directors' Incentive Award Agreement

10.40	Form of 2006 Officers' Incentive Award Agreement

31.1	CEO Certification Statements under Section 302 of The Sarbanes-Oxley Act of 2002

31.2	CFO Certification Statements under Section 302 of The Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification Statements under Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMERCE GROUP, INC.

/s/ Randall V. Becker

Randall V. Becker
Senior Vice President, Chief Financial Officer,
Treasurer and Chief Accounting Officer

Dated: May 8, 2006
