Form 10-Q
period 2006-06-30
COMMERCE GROUP INC /MA
filed 2006-08-08
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X    No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer " in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

As of July 31, 2006, the number of shares outstanding of the Registrant's common stock (excluding Treasury Shares) was 67,700,300.


The Commerce Group, Inc.
Table of Contents

Part I - Financial Information

Item 1. Financial Statements	Page No.

Consolidated Balance Sheets at June 30, 2006 (Unaudited) and December 31, 2005	3
Consolidated Statements of Earnings and Comprehensive Income for the Six
Months Ended June 30, 2006 and 2005 (Unaudited)	4
Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2006 and 2005 (Unaudited)	5
Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview	15
Results of Operations	17
Financial Condition	22
Forward-Looking Statements	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	25

Part II - Other Information

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits	27

Signature	28


Part I - Financial Information

Item 1. Financial Statements

The Commerce Group, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(Thousands of Dollars)

	2006	2005

ASSETS	(Unaudited)

Investments and cash (Note 4):
Fixed maturities, at market (amortized cost: $2,046,980 and $2,037,127)	$2,012,988	$2,029,173
Preferred stocks, at market (amortized cost: $401,089 and $395,099)	391,821	393,681
Common stocks, at market (cost: $108,847 and $103,472)	106,483	102,344
Preferred stock mutual funds, at equity (cost: $117,299 and $88,859)	123,807	96,332
Mortgage loans on real estate and collateral notes receivable (less allowance
for possible loan losses of $55 and $55)	17,986	17,746
Cash and cash equivalents	96,350	97,942
Other investments (cost: $33,322 and $28,976)	33,596	28,111

Total investments and cash	2,783,031	2,765,329
Accrued investment income	21,891	22,267
Premiums receivable (less allowance for doubtful receivables of
$2,254 and $2,254)	492,242	475,112
Deferred policy acquisition costs	181,720	174,415
Property and equipment, net of accumulated depreciation	66,034	61,625
Residual market receivable	175,944	191,309
Due from reinsurers	137,615	142,923
Deferred income taxes	76,043	68,926
Current income taxes	1,335	-
Other assets	40,078	25,104

Total assets	$3,975,933	$3,927,010

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses (Note 5)	$ 954,241	$ 989,196
Unearned premiums	970,319	933,160
Bonds payable ($300,000 face less discount) (Note 6)	298,487	298,388
Current income taxes	-	9,601
Deferred income	10,339	8,757
Accrued agents' profit sharing	157,505	187,760
Other liabilities and accrued expenses	192,451	189,122

Total liabilities	2,583,342	2,615,984

Minority interest	6,335	5,957

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, authorized 5,000,000 shares at $1.00 par value, none issued	-	-
Common stock, authorized 100,000,000 shares at $.50 par value, 81,838,038
and 81,831,546 shares issued (Note 1)	40,919	20,458
Paid-in capital	132,360	148,130
Net accumulated other comprehensive loss, net of income tax benefits
of $15,906 and $3,649	(29,541)	(6,810)
Retained earnings	1,456,927	1,363,507

Total stockholders' equity before treasury stock	1,600,665	1,525,285
Treasury stock, 14,142,148 and 14,525,142 shares, at cost	(214,409)	(220,216)

Total stockholders' equity	1,386,256	1,305,069

Total liabilities, minority interest and stockholders' equity	$3,975,933	$3,927,010

The accompanying notes are an integral part of these consolidated financial statements.


The Commerce Group, Inc. and Subsidiaries
Consolidated Statements of Earnings and Comprehensive Income
Three and Six Months Ended June 30, 2006 and 2005
(Thousands of Dollars, Except Per Share Data)
(Unaudited)

	Three Months		Six Months

	2006	2005	2006	2005

Revenues:
Direct premiums written	$476,635	$482,347	$ 965,800	$ 991,012
Assumed premiums	8,391	51,226	45,732	89,244
Ceded premiums	(76,710)	(70,344)	(132,492)	(135,263)

Net premiums written	408,316	463,229	879,040	944,993
Decrease (increase) in unearned premiums	6,167	(35,437)	(36,099)	(93,999)

Earned premiums	414,483	427,792	842,941	850,994
Net investment income	36,119	31,233	69,648	60,320
Premium finance and service fees	6,921	7,053	14,071	14,260
Net realized investment gains (losses) (Note 4)	(6,537)	12,291	(165)	20,604

Total revenues	450,986	478,369	926,495	946,178

Expenses:
Losses and loss adjustment expenses (Note 5)	238,087	270,737	506,366	549,895
Policy acquisition costs	123,862	111,679	229,658	212,051
Interest expense and amortization of bond fees	4,581	4,608	9,162	9,127

Total expenses	366,530	387,024	745,186	771,073

Earnings before income taxes and minority interest	84,456	91,345	181,309	175,105
Income taxes	25,607	28,574	55,269	54,062

Earnings before minority interest	58,849	62,771	126,040	121,043
Minority interest in net earnings of subsidiary	(230)	(209)	(466)	(443)

Net earnings	$ 58,619	$ 62,562	$ 125,574	$ 120,600

Comprehensive income (Note 2)	$ 43,151	$ 84,352	$ 102,843	$ 117,322

Net earnings per common share (Note 3):
Basic	$ 0.87	$ 0.93	$ 1.86	$ 1.80

Diluted	$ 0.86	$ 0.92	$ 1.85	$ 1.78

Cash dividends paid per common share	$ 0.25	$ 0.19	$ 0.475	$ 0.355

Weighted average number of common shares
outstanding (Note 3):
Basic	67,691,467	67,187,630	67,635,422	67,057,274

Diluted	68,106,026	67,790,332	68,012,556	67,714,538

The accompanying notes are an integral part of these consolidated financial statements.


The Commerce Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005
(Thousands of Dollars)
(Unaudited)

	2006	2005

Operating activities:
Premiums collected	$ 853,991	$ 875,422
Net investment income received	70,981	57,906
Premium finance and service fees received	14,071	14,260
Losses and loss adjustment expenses paid	(527,214)	(535,697)
Policy acquisition costs paid	(271,985)	(234,618)
Federal income taxes	(61,065)	(62,256)
Interest paid	(8,925)	(8,925)

Cash from operating activities	69,854	106,092

Investing activities:
Investment sales, repayments and maturities	968,257	1,029,933
Mortgage loans and collateral notes receipts	2,516	1,925
Investment purchases	(998,180)	(1,183,990)
Mortgage loans and collateral notes originated	(2,756)	(3,778)
Property and equipment purchases	(7,832)	(6,676)
Other investing activities	595	2,632

Cash for investing activities	(37,400)	(159,954)

Financing activities:
Dividends paid to stockholders	(32,154)	(23,841)
Capital stock issued	130	2,182
Outstanding checks payable	(2,022)	4,159

Cash for financing activities	(34,046)	(17,500)

Decrease in cash and cash equivalents	(1,592)	(71,362)
Cash and cash equivalents at beginning of period	97,942	140,462

Cash and cash equivalents at end of period	$ 96,350	$ 69,100

Reconciliation of net earnings to cash from operating activities:
Net earnings	$ 125,574	$ 120,600
Adjustments to reconcile net earnings to cash from operating activities:
Premiums receivable	(17,130)	(38,840)
Deferred policy acquisition costs	(7,305)	(21,334)
Residual market receivable	15,365	(26,959)
Due from reinsurers	5,308	(5,070)
Unpaid losses and loss adjustment expenses	(34,955)	25,782
Unearned premiums	37,159	100,072
Current income taxes	(10,936)	(6,956)
Deferred income taxes	(7,117)	(2,840)
Deferred income	1,582	1,063
Accrued agents' profit sharing	(30,255)	(6,766)
Other assets, liabilities and accrued expenses	(19,334)	(10,401)
Net realized investment (gains) losses	165	(20,604)
Other - net	11,733	(1,655)

Cash from operating activities	$ 69,854	$ 106,092

The accompanying notes are an integral part of these consolidated financial statements.


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

      Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim period. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. We have historically experienced greater claim losses in the first quarter of the year than during the other quarters of the year due to the winter weather, although in 2006 we experienced unusually mild winter weather conditions and fewer than usual claim losses. These unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2005.

      On May 19, 2006, the Board of Directors approved a two-for-one stock split of our $0.50 par value common stock effective on June 9, 2006. As a result of the split, 40,915,773 additional shares were issued, and additional paid-in capital was reduced by $20,458. All references in the accompanying financial statements to the number of shares and per-share amounts for 2005 have been restated to reflect the stock split.

2. Comprehensive Income

Our comprehensive income for the three and six months ended June 30 follows:

	Three Months		Six Months

	2006	2005	2006	2005

Net earnings	$ 58,619	$62,562	$125,574	$120,600

Other comprehensive income (loss), net of taxes:

Unrealized holding gains (losses) arising during the period(a)	(18,089)	25,129	(25,958)	2,910
Reclassification adjustment for investment (gains)
losses included in net earnings(b)	2,621	(3,339)	3,227	(6,188)

Other comprehensive income (loss), net of taxes	(15,468)	21,790	(22,731)	(3,278)

Comprehensive income	$ 43,151	$84,352	$102,843	$117,322

(a)

Unrealized holding gains (losses) are net of income tax expense (benefits) of $(9,740) and $13,531 for the three months ended June 30, 2006 and 2005, respectively, and $(13,977) and $1,567 for the six months ended June 30, 2006 and 2005, respectively.

(b)

Reclassification adjustments are net of income tax expense (benefits) of $1,411 and $(1,799) for the three months ended June 30, 2006 and 2005, respectively and $1,720 and $(3,333) for the six months ended June 30, 2006 and 2005, respectively.


3. Net Earnings Per Common Share (EPS)

      Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding adjusted by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares we could have purchased from the proceeds of the potentially dilutive shares. Our only dilutive instruments are stock options outstanding. We had 4,724,434 and 4,248,316 stock options outstanding at June 30, 2006 and 2005, respectively. Our outstanding stock options at June 30, 2006 and 2005 consisted of 16,084 and 34,896 stock options, respectively, that were granted to our employees under our Incentive Compensation Plan; the remainder of the total outstanding stock options consisted of American Commerce agents' options. Basic and diluted EPS for the three and six months ended June 30 follow:

	Three Months		Six Months

	2006	2005	2006	2005

Net earnings for basic and diluted EPS	$58,619	$62,562	$125,574	$120,600

Common share information:
Average shares outstanding for basic EPS	67,691,467	67,187,630	67,635,422	67,057,274
Dilutive effect of stock options	414,559	602,702	377,134	657,264

Average shares outstanding for diluted EPS	68,106,026	67,790,332	68,012,556	67,714,538

Basic EPS	$ 0.87	$ 0.93	$ 1.86	$ 1.80

Diluted EPS	$ 0.86	$ 0.92	$ 1.85	$ 1.78

      Diluted EPS excludes stock options with exercise prices greater than the average market price of our common stock during the periods, because their inclusion would be anti-dilutive. For each of the three and six months ended June 30, 2006, there were 1,650,000 anti-dilutive options. There were no such options for the three and six months ended June 30, 2005.

Outstanding share and option amounts for 2005 were adjusted to reflect the June 9, 2006 two-for-one stock split.

4. Investments

Realized Investment Gains and Losses

Net realized investment gains (losses) for the three and six months ended June 30 follow:

	Three Months		Six Months

	2006	2005	2006	2005

Transaction net gains (losses):
Fixed maturity securities	$(3,957)	$ 7,648	$ 1,116	$18,016
Equity securities	(2,473)	738	(661)	1,971
Venture capital funds	1,447	2,560	1,431	1,609
Other investments	13	8	16	330

Total transaction net gains (losses)	(4,970)	10,954	1,902	21,926
Other-than-temporary impairment losses:
Fixed maturity securities	-	(150)	(1,103)	(159)
Equity securities	-	(1,789)	-	(3,804)

Total other-than-temporary impairment losses	-	(1,939)	(1,103)	(3,963)

Equity in earnings (losses) of closed-end preferred
stock mutual funds	(1,567)	3,276	(964)	2,641

Net realized investment gains (losses)	$(6,537)	$12,291	$ (165)	$20,604


Unrealized Investment Gains and Losses

The change in net unrealized loss on our fixed maturity and equity securities, excluding the impact of minority interest, from December 31, 2005 to June 30, 2006 follows:

	June 30,	December 31,
	2006	2005	Change

Net unrealized loss:
Fixed maturity securities	$(33,992)	$ (7,954)	$(26,038)
Equity securities	(11,632)	(2,546)	(9,086)

Net unrealized loss	$(45,624)	$(10,500)	$(35,124)

Gross unrealized losses on our fixed maturity and equity securities at June 30, 2006 by duration of unrealized loss follow:

		0-6	7-12	13-24	Over 24
	Total	Months	Months	Months	Months

Total fixed maturity and equity securities:
Number of positions	473	202	167	89	15

Total fair market value	$1,937,699	$848,983	$712,401	$336,765	$39,550
Total amortized cost	1,997,438	872,933	735,546	347,376	41,583

Unrealized loss	$ (59,739)	$ (23,950)	$ (23,145)	$ (10,611)	$ (2,033)

Unrealized loss percentage to fair
market value	3.1%	2.8%	3.2%	3.2%	5.1%

Fixed maturity securities:
Number of positions	385	146	144	81	14

Total fair market value	$1,623,690	$640,563	$624,903	$319,523	$38,701
Total amortized cost	1,668,030	655,621	642,197	329,504	40,708

Unrealized loss	$ (44,340)	$ (15,058)	$ (17,294)	$ (9,981)	$ (2,007)

Unrealized loss percentage to fair
market value	2.7%	2.4%	2.8%	3.1%	5.2%

Equity securities:
Number of positions	88	56	23	8	1

Total fair market value	$ 314,009	$208,420	$ 87,498	$ 17,242	$ 849
Total cost	329,408	217,312	93,349	17,872	875

Unrealized loss	$ (15,399)	$ (8,892)	$ (5,851)	$ (630)	$ (26)

Unrealized loss percentage to fair
market value	4.9%	4.3%	6.7%	3.7%	3.1%


Gross unrealized losses on our fixed maturity and equity securities at December 31, 2005 by duration of unrealized loss follow:

		0-6	7-12	13-24	Over 24
	Total	Months	Months	Months	Months

Total fixed maturity and equity securities:
Number of positions	408	198	135	70	5

Total fair market value	$1,605,321	$846,546	$522,189	$230,542	$6,044
Total amortized cost	1,636,336	860,721	532,839	236,592	6,184

Unrealized loss	$ (31,015)	$ (14,175)	$ (10,650)	$ (6,050)	$ (140)

Unrealized loss percentage to fair
market value	1.9%	1.7%	2.0%	2.6%	2.3%

Fixed maturity securities:
Number of positions	349	157	121	67	4

Total fair market value	$1,376,493	$663,824	$480,500	$226,974	$5,195
Total amortized cost	1,399,933	671,633	490,016	232,975	5,309

Unrealized loss	$ (23,440)	$ (7,809)	$ (9,516)	$ (6,001)	$ (114)

Unrealized loss percentage to fair
market value	1.7%	1.2%	2.0%	2.6%	2.2%

Equity securities:
Number of positions	59	41	14	3	1

Total fair market value	$ 228,828	$182,722	$ 41,689	$ 3,568	$ 849
Total cost	236,403	189,088	42,823	3,617	875

Unrealized loss	$ (7,575)	$ (6,366)	$ (1,134)	$ (49)	$ (26)

Unrealized loss percentage to fair
market value	3.3%	3.5%	2.7%	1.4%	3.1%

      We determined that the impairments of the securities represented in the above gross unrealized loss tables are temporary, based on a review of the credit quality, duration and severity of the unrealized losses for our impaired securities. Gross unrealized losses for equity and fixed maturity securities have increased from December 31, 2005 primarily due to general market conditions in a rising interest rate environment. As of June 30, 2006, we have the intent and ability to hold to recovery or maturity all of our temporarily impaired securities.

      During the second quarter of 2006, we purchased additional shares of the preferred stock mutual fund, John Hancock Preferred Dividend Fund, bringing our total ownership above 20%. In accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock, this investment is now accounted for under the equity method of accounting. A net adjustment of $164 to increase the carrying value to the equity method value was recorded in the second quarter. We did not adjust prior periods due to the immateriality of the amount.

5. Unpaid Losses and LAE

Liabilities for unpaid losses and loss adjustment expenses at June 30, 2006 and December 31, 2005 follow:

	June 30, 2006	December 31, 2005

Net voluntary unpaid losses and LAE	$ 784,039	$ 806,552
Voluntary salvage and subrogation recoverable	(94,765)	(102,878)
Assumed unpaid losses and LAE reserves from CAR(a)	144,906	152,506
Assumed salvage and subrogation recoverable from CAR	(21,481)	(21,481)

Total voluntary and assumed unpaid losses and LAE reserves	812,699	834,699
Adjustment for ceded unpaid losses and LAE reserves	150,542	163,497
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid losses and LAE	$ 954,241	$ 989,196

(a)	Commonwealth Automobile Reinsurers


The change in reserves for unpaid losses and LAE, net of reinsurance deductions from all reinsurers, including CAR, for the six months ended June 30 follow:

2006

Incurred losses and LAE:
Provision for insured events of the current year	$571,636
Decrease in provision for insured events of prior years	(65,270)

Total incurred losses and LAE	506,366

Payments:
Losses and LAE attributable to insured events of the current year	(274,433)
Losses and LAE attributable to insured events of prior years	(253,933)

Total payments	(528,366)

Change in loss and LAE reserves during the year	(22,000)
Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, beginning of year	834,699

Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, end of period	812,699
Ceded reinsurance recoverable	141,542

Loss and LAE reserves	$954,241

      As a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased $65,270 for the six months ended June 30, 2006. The favorable development, also called redundancies, is due primarily to lower than anticipated losses related to the personal automobile liability and the automobile physical damage lines of business. Conditions and trends that have affected development in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based upon these developments. The amounts we will ultimately incur from loss and loss adjustment expenses could differ materially in the near term from the amounts recorded.

      Approximately $49,514 in personal automobile liability redundancies developed for the six months ended June 30, 2006, with approximately 97% of this amount coming from the 2005, 2004 and 2003 accident years. Automobile physical damage had approximately $11,769 in redundancies chiefly related to the 2005 accident year. Redundancies relating to CAR were approximately 38% of the total redundancies relating to prior years. For the six months ended June 30, 2006, we experienced various redundancies and deficiencies for the other lines of business and accident years that combined for the remaining $3,987 net redundancy.

6. Bonds Payable

      On December 9, 2003, we issued $300,000 face value of senior unsecured and unsubordinated debt (the Senior Notes) which matures December 9, 2013. The Senior Notes were issued at 99.3% to yield 6.04%, and bear a coupon interest rate of 5.95%, payable semi-annually on June 9 and December 9 beginning in 2004. The fair market value of the Senior Notes at June 30, 2006 was estimated to be $291,000.

7. Reinsurance

      Ceded reinsurance recoverable amounts, which include amounts ceded to CAR and other unaffiliated reinsurers, are included in unpaid losses and loss adjustment expenses and unearned premiums. At June 30, 2006 and December 31, 2005, $141,542 and $154,497 were included in unpaid losses and loss adjustment expense amounts, respectively. At June 30, 2006 and December 31, 2005, $137,027 and $135,969 were included in the unearned premium liability amounts, respectively.

      On June 9, 2006, we entered into a series of agreements with participating reinsurers that will provide catastrophe reinsurance for our insurance subsidiaries' other than automobile property lines of business for the contract year effective July 1, 2006 through June 30, 2007 (the "Catastrophe Reinsurance Program"). This new Catastrophe Reinsurance Program replaces the Company's expiring 75% quota share program, which had covered our other than automobile property and liability lines of business, except for umbrella (the "Previous Reinsurance Program") and our expiring one-year catastrophe treaty, which covered six percent of our exposure to Massachusetts FAIR Plan losses in excess of $100 million up to a total Massachusetts FAIR Plan loss of $1 billion (the "Previous Catastrophe Program"). The material terms and conditions of the Previous Reinsurance Program and the Previous Catastrophe Program are described in our Form 10-K for the year ended December 31, 2005.

      We switched to a pure catastrophe reinsurance program across five layers as outlined below. The Catastrophe Reinsurance Program provides for reinsurance recovery of a maximum of $493 million in the event of a $600 million or


greater occurrence, including all states' FAIR Plan losses. The total annual cost of the program is approximately $31.1 million and includes one reinstatement premium (pro-rated based on loss recoveries) for a maximum additional cost of approximately $31.1 million. The catastrophe program is based on $192 million of estimated subject premiums, which will vary based on actual subject premiums. This program covers all FAIR Plan-type participation but does not cover comprehensive automobile.

Layer	Coverage	Percentage of Coverage Purchased for each Layer	Maximum Recovery per Layer

1st	$25 million excess of $25 million	30%	$7,500
2nd	$50 million excess of $50 million	50%	$25,000
3rd	$150 million excess of $100 million	80%	$120,000
4th	$300 million excess of $250 million	100%	$300,000
5th	$50 million excess of $550 million	80%	$40,000

			$492,500

      The lines of business classified as property and covered under the new Catastrophe Reinsurance Program include fire, allied lines, homeowners, inland marine, special multi-peril and business owner policies. The Catastrophe Reinsurance Program covers losses occurring throughout the United States, except for the fourth and fifth layers which cover losses only in Massachusetts, New Hampshire, Rhode Island and Connecticut.

      We will have no additional reinsurance recoveries for a single event catastrophe in excess of a total loss of $600 million. Our average estimated combined total loss for the Commerce, Citation and ACIC insurance subsidiaries, on other than automobile business, was calculated using two prominent catastrophe modeling companies. The average estimated "100 year loss" is $317 million and the "250 year loss" is $583 million.

      The Catastrophe Reinsurance Program became effective July 1, 2006; however, it will not discharge us from our primary liability to the insured for the full amount of the insured's policies, but it will make the reinsurer liable to us to the extent of the reinsured portion of any loss ultimately suffered. Each reinsurer participating in the reinsurance program will be severally (and not jointly) liable to us for its share of reinsurance coverage. We believe the reinsurers are adequately capitalized and financially able to meet their obligations under the reinsurance agreements with us, though there can be no assurance that they will be able to do so.

8. Commitments and Contingencies

      During the second quarter of 2006, we entered into an agreement to fund a commercial loan participation of $10,000. As of June 30, 2006, $856 of this commitment has been funded and is included in other investments on the consolidated balance sheet. The remaining commitment will be funded through ordinary operating cash flows over the next two years.

      Member companies of CAR have joint and several liabilities for the obligations of CAR, the Massachusetts-mandated personal automobile reinsurance mechanism that enables us and other Servicing Carriers to reinsure in CAR any risk. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of June 30, 2006, we were not aware of any CAR member company which has failed to meet its obligations.

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


even if the Commissioner's appeal is upheld by the SJC, it is unlikely that the new rules in the Commissioner's order will be implemented retroactive to January 1, 2005.

9. Segments

      Selected segment information as of and for the three and six months ended June 30 follows. Earnings are before income taxes and include minority interest. The amounts below are prior to the effects of the interaffiliate pooling agreement.

	Assets	Revenue	Earnings

Three Months:
2006:
Property and casualty insurance:
Massachusetts	$3,559,645	$401,273	$ 91,670
Other than Massachusetts	374,375	49,790	8,590
Real estate and commercial lending	18,274	206	206
Corporate and other	23,639	(283)	(16,240)

Consolidated	$3,975,933	$450,986	$ 84,226
2005:
Property and casualty insurance:
Massachusetts	$3,395,260	$420,473	$ 99,482
Other than Massachusetts	357,440	58,219	4,102
Real estate and commercial lending	17,049	78	78
Corporate and other	37,267	(401)	(12,526)

Consolidated	$3,807,016	$478,369	$ 91,136

	Assets	Revenue	Earnings

Six Months:
2006:
Property and casualty insurance:
Massachusetts	$3,559,645	$825,730	$191,535
Other than Massachusetts	374,375	100,831	12,524
Real estate and commercial lending	18,274	399	399
Corporate and other	23,639	(465)	(23,615)

Consolidated	$3,975,933	$926,495	$180,843

2005:
Property and casualty insurance:
Massachusetts	$3,395,260	$828,510	$183,782
Other than Massachusetts	357,440	118,200	12,076
Real estate and commercial lending	17,049	277	277
Corporate and other	37,267	(809)	(21,473)

Consolidated	$3,807,016	$946,178	$174,662

Premium Results

Direct premiums written and earned for the three months ended June 30 follow:

	2006	2005	$ Change	% Change

Massachusetts Direct Premiums Written:
Personal automobile	$344,891	$350,346	$(5,455)	(1.6)%
Commercial automobile	29,166	25,217	3,949	15.7%
Homeowners	37,312	34,760	2,552	7.3%
Other lines	10,528	10,572	(44)	(0.4)%

Massachusetts direct premiums written	421,897	420,895	1,002	0.2%

Other than Massachusetts Direct Premiums Written:
Personal automobile	40,054	46,579	(6,525)	(14.0)%
Commercial automobile	2,090	2,467	(377)	(15.3)%
Homeowners	12,175	12,059	116	1.0%
Other lines	419	347	72	20.7%

Other than Massachusetts direct premiums written	54,738	61,452	(6,714)	(10.9)%

Total direct premiums written	$476,635	$482,347	$(5,712)	(1.2)%


Massachusetts Direct Earned Premiums:
Personal automobile	$332,953	$331,816	$ 1,137	0.3%
Commercial automobile	24,575	23,523	1,052	4.5%
Homeowners	34,473	31,173	3,300	10.6%
Other lines	9,575	9,676	(101)	(1.0)%

Massachusetts direct earned premiums	401,576	396,188	5,388	1.4%

Other than Massachusetts Direct Earned Premiums:
Personal automobile	41,354	48,776	(7,422)	(15.2)%
Commercial automobile	2,325	2,347	(22)	(0.9)%
Homeowners	10,273	10,682	(409)	(3.8)%
Other lines	373	313	60	19.2%

Other than Massachusetts direct earned premiums	54,325	62,118	(7,793)	(12.5)%

Total direct earned premiums	$455,901	$458,306	$(2,405)	(0.5)%

Direct premiums written and earned for the six months ended June 30 follow:

	2006	2005	$ Change	% Change

Massachusetts Direct Premiums Written:
Personal automobile	$714,830	$734,807	$(19,977)	(2.7)%
Commercial automobile	56,740	50,795	5,945	11.7%
Homeowners	65,337	60,278	5,059	8.4%
Other lines	19,060	19,700	(640)	(3.2)%

Massachusetts direct premiums written	855,967	865,580	(9,613)	(1.1)%

Other than Massachusetts Direct Premiums Written:
Personal automobile	83,937	97,999	(14,062)	(14.3)%
Commercial automobile	4,464	5,106	(642)	(12.6)%
Homeowners	20,659	21,683	(1,024)	(4.7)%
Other lines	773	644	129	20.0%

Other than Massachusetts direct premiums written	109,833	125,432	(15,599)	(12.4)%

Total direct premiums written	$965,800	$991,012	$(25,212)	(2.5)%

Massachusetts Direct Earned Premiums:
Personal automobile	$668,730	$661,596	$ 7,134	1.1%
Commercial automobile	48,537	47,052	1,485	3.2%
Homeowners	68,771	61,818	6,953	11.2%
Other lines	19,174	19,478	(304)	(1.6)%

Massachusetts direct earned premiums	805,212	789,944	15,268	1.9%

Other than Massachusetts Direct Earned Premiums:
Personal automobile	82,971	97,503	(14,532)	(14.9)%
Commercial automobile	4,773	4,613	160	3.5%
Homeowners	20,310	21,282	(972)	(4.6)%
Other lines	742	612	130	21.2%

Other than Massachusetts direct earned premiums	108,796	124,010	(15,214)	(12.3)%

Total direct earned premiums	$914,008	$913,954	$ 54	-

10. Recent Accounting Pronouncements

      In July 2006, the FASB released FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007 and we do not expect the adoption to have a material impact on our results of operation or financial position.

      In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of Statement No. 14 (SFAS 156). SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 156 to have a material impact on our results of operations or financial position.


      In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. The Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The new Statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately and that interest-only and principal-only strips are not subject to Statement No. 133. This new Statement is effective for fiscal years beginning after September 15, 2006 with early adoption permitted. Although we do not currently have any financial instruments subject to this new Statement, we elected to adopt this Statement effective January 1, 2006.

      In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (FAS 154). The Statement applies to all voluntary changes in accounting principles and requires that such changes be applied retrospectively to prior periods unless doing so is impracticable. The Statement does not change the transition method for new accounting standards where the new pronouncements address transition provisions. The Statement was effective January 1, 2006. FAS 154 did not have an impact on our financial position or results of operations.

      The FASB issued in December 2004 revised rules for accounting for stock options and other equity-based remuneration, SFAS No. 123R, Share-Based Payment. We adopted these revised rules in the first quarter of 2006 when they became effective. This change did not impact our results of operations and financial condition for the employee stock options we awarded through 2001 under the Plan because application of the revised rules is on a prospective basis and we have not modified, repurchased or cancelled any of these stock options. The revised rules did not change our accounting for book value awards (BVAs), incentive awards (IAs) and the stock options we award under the American Commerce agents' option Plan.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise stated, "we," "our," "us" or "the Company" means The Commerce Group, Inc. and its subsidiaries. "Commerce" refers to The Commerce Insurance Company, "Commerce West" refers to Commerce West Insurance Company, "American Commerce" or "ACIC" refers to American Commerce Insurance Company, and "Citation" refers to Citation Insurance Company. In addition, unless otherwise stated, all references to "quarters ended" are for our fiscal quarter beginning April 1 and ending June 30, and dollar amounts are in thousands, except per share data and as otherwise noted.

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

Business Overview

      We provide personal and commercial property and casualty insurance primarily in Massachusetts and, to a lesser extent, in other states. Our core product lines are personal automobile, homeowners and commercial automobile. We market our products through our network of independent agents in all states except California, where we use agents and brokers. Our primary business strategy is to focus on the personal automobile insurance market in Massachusetts and to grow and diversify by increasing the proportion of our business written in other states in which we currently have a significant presence, primarily from Commerce West and American Commerce.

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

      During the second quarter of 2006, A.M. Best, generally considered to be a leading authority on insurance company ratings and information, affirmed our and our insurance subsidiaries' financial ratings. A.M. Best rated each entity A+, Superior, with a stable outlook. See our risk factor discussion in Item 1A of our 2005 Annual Report on Form 10-K for a complete discussion of the impact of our financial strength rating on our business.

Commonwealth Automobile Reinsurers

      A significant aspect of our automobile insurance business relates to our interaction with Commonwealth Automobile Reinsurers (CAR). CAR is a reinsurance mechanism mandated in Massachusetts that enables us and the other participating servicing carriers to reinsure any automobile risk that the carriers perceive to be under-priced. Since its inception, CAR has annually generated significant underwriting losses, primarily in the personal automobile pool. All companies writing automobile insurance in Massachusetts share in the underwriting results of CAR business for their respective product line or lines.

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of June 30, 2006, we were not aware of any current CAR member company which failed to meet its obligations.

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


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

      As more fully discussed in the 2005 Annual Report on Form 10-K, CAR implemented a redistribution plan for the personal automobile residual market. The plan was effective March 1, 2006 for new business and May 1, 2006 for renewal business. In addition, effective January 1, 2006, CAR implemented a limited servicing carrier program for the commercial automobile residual market.

Our Revenues and Expenses

Our revenues principally reflect:

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

Our Performance Measures

      We evaluate our operations by monitoring key measures of growth and profitability. We measure our growth by examining our direct premiums written as well as increases in exposures and policies. We generally measure our operating results in accordance with accounting principles generally accepted in the United States of America (GAAP) by examining our net earnings, return on equity (ROE), and our loss and LAE, underwriting expense and combined ratios on a consolidated basis. Our key measures include:

*	Return on Equity. Return on equity is net earnings divided by stockholders' equity at the beginning of the period.


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

*	Net Investment Income. Net investment income represents earnings on our investment portfolio less expenses. We rely on after-tax investment income as a significant source of net earnings.

*

Loss and LAE Ratio. The loss and LAE ratio is the percentage of losses and loss adjustment expenses (including corporate expenses) incurred to earned premiums. We calculate this ratio net of our reinsurance recoveries. We use this ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing.

*

Underwriting Expense Ratio. The underwriting expense ratio is the percentage of underwriting expenses (including corporate expenses) incurred to net premiums written. Underwriting expenses are the aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations. For the purposes of this calculation, underwriting expenses are grossed-up for any change in deferred acquisition costs.

*

Combined Ratio. The combined ratio is the sum of the loss and LAE ratio and the underwriting expense ratio and measures a company's overall underwriting profit. If the combined ratio is at or above 100%, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient. We use the combined ratio in evaluating our overall underwriting profitability and for comparing our profitability to that of our competitors. We generally seek to achieve a combined ratio of less than 100%.

Results of Operations for the Periods Ended June 30, 2006 and 2005

Consolidated Results

Our key operating measures for the three and six months ended June 30 follow:

	Three Months		Six Months

	2006	2005	2006	2005

Diluted earnings per share (EPS)	$0.86	$0.92	$1.85	$1.78
Return on equity, annualized	17.2%	21.7%	19.2%	21.6%
Direct premiums written	$476,635	$482,347	$965,800	$991,012
Direct earned premiums	$455,901	$458,306	$914,008	$913,954
Net investment income	$36,119	$31,233	$69,648	$60,320

Loss and LAE ratio	57.4%	63.3%	60.1%	64.6%
Underwriting expense ratio	30.2%	26.3%	27.0%	24.7%

Combined ratio	87.6%	89.6%	87.1%	89.3%

      The increase in the year-to-date diluted earnings per share is primarily due to a decrease in our loss ratio partially offset by an increase in our underwriting expense ratio and a decline in net realized investment gains. For the first half of 2006, net realized investment activity resulted in a net loss of $165, while for the same period in 2005, $20,604 of net gains were realized. Included in the reported diluted EPS are $(0.06) and $0.12 for the three months ended June 30, 2006 and $0.00 and $0.20 for the six months ended June 30, 2006 related to net investment gains (losses). Diluted EPS also benefited in 2006 from an increase in net investment income of $9,328, or 15.5%, for the first half of 2006 over the comparable 2005 period.


The decrease in our loss and LAE ratio is primarily due to:

*	a decrease in the current year personal automobile bodily injury and physical damage claim frequencies compared to the same period in the prior year; and,

*	continued improvement in CAR results due to fewer industry-wide cessions to CAR coupled with lower loss ratios on that business.

      The improved results from CAR are primarily attributable to favorable loss development on the business assumed from CAR, coupled with better current year results. Favorable loss development occurs when actual loss payments are less than the estimated payments that are built into the loss reserves. The favorable loss development from CAR was primarily the result of two factors. First was the decline in business assumed from CAR, which will be discussed in greater detail in the Premiums Results section. Second was the improved results from CAR regarding the losses. For the six months ended June 30, 2006, the loss and LAE to earned premium ratio was 76.11%, as compared to 97.11% for the same period a year ago. For the three months ended June 30, 2006, the loss and LAE to earned premium ratio was 71.82%, as compared to 93.63% for the same period a year ago. Actuarial data provided by CAR indicates that this favorable development may continue over the next several quarters.

The change in reserves for unpaid losses and LAE, net of reinsurance deductions from all reinsurers, including CAR, for the six months ended June 30 follow:

2006

Incurred losses and LAE:
Provision for insured events of the current year	$571,636
Decrease in provision for insured events of prior years	(65,270)

Total incurred losses and LAE	506,366

Payments:
Losses and LAE attributable to insured events of the current year	(274,433)
Losses and LAE attributable to insured events of prior years	(253,933)

Total payments	(528,366)

Change in loss and LAE reserves during the year	(22,000)
Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, beginning of year	834,699

Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, end of period	812,699
Ceded reinsurance recoverable	141,542

Loss and LAE reserves	$954,241

      As a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased $65,270 for the six months ended June 30, 2006. The favorable development, also called redundancies, is due primarily to lower than anticipated losses related to the personal automobile liability and the automobile physical damage lines of business. Conditions and trends that have affected development in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based upon these developments. The amounts we will ultimately incur from loss and loss adjustment expenses could differ materially in the near term from the amounts recorded.

      Approximately $49,514 in personal automobile liability redundancies developed for the six months ended June 30, 2006, with approximately 97% of this amount coming from the 2005, 2004 and 2003 accident years. Automobile physical damage had approximately $11,769 in redundancies chiefly related to the 2005 accident year. Redundancies relating to CAR were approximately 38% of the total redundancies relating to prior years. For the six months ended June 30, 2006, we experienced various redundancies and deficiencies for the other lines of business and accident years that combined for the remaining $3,987 net redundancy.

      The primary reasons for the increase in our underwriting expense ratio are an increase in our agents' profit sharing expense and higher 2006 policy year mandated Massachusetts personal automobile commissions. The increase in agents' profit sharing expense is a result of an improved loss ratio for the first half of 2006 versus the same period last year. A mandated rate decrease for 2006 Massachusetts personal automobile policies enhanced the impact of the higher personal automobile commissions.


      The decrease in diluted EPS for the second quarter of 2006 as compared to the previous year resulted from the same combined ratio factors as described above for the year-to-date periods, coupled with realized investment losses as compared to realized investment gains in the second quarter of 2005.

Segment Results

Massachusetts Segment

      Revenues for the three and six months ended June 30, 2006 decreased from their same periods a year ago. The six month decrease in revenues of $2,780 primarily resulted from decreased realized investment gains, partially offset by increases in earned premiums and investment income. For the three months ended June 30, 2006, revenues decreased by $19,200. This decrease primarily resulted from realized losses in 2006 versus realized gains for the same period in 2005, coupled with a decrease in earned premiums, partially offset by an increase in investment income.

      Earnings for the six months ended June 30, 2006 increased over the same period a year ago. This increase was primarily the result of better loss experience partially offset by lower revenues and higher policy acquisition costs. Earnings for the three months ended June 30, 2006 decreased over the same period a year ago. This decrease was due to lower revenues coupled with the higher policy acquisition costs, partially offset by better loss experience.

Other than Massachusetts Segment

      Revenues for the six and three months ended June 30, 2006 decreased from their same periods a year ago. These decreases in revenues primarily resulted from realized investment losses in 2006 versus realized gains for the six months ended June 30, 2005 and less realized losses for the same three month period in 2005, coupled with a decrease in earned premiums, partially offset by an increase in investment income.

      Earnings for the three months ended June 30, 2006 increased over the same period a year ago. This increase was due to better loss experience coupled with lower policy acquisition costs, partially offset by lower revenues.

Corporate and Other

      Losses for corporate and other increased for the three and six months ended June 30, 2006 versus the same periods a year ago. The primary reason for this increase was the increase in expense for options granted to our agents.

Premium Results

      We evaluate our performance and allocate resources based primarily on our property and casualty insurance segments, which represent nearly all of our total revenues. Direct premiums written and earned for the three and six months ended June 30, 2006 and 2005 can be seen in Note 9.

Massachusetts Segment

      For the first half of 2006, direct premiums written declined $9,613, or 1.1%, over the comparable period of 2005, while direct premiums earned increased $15,268, or 1.9%, over the same periods. The decrease in direct premiums written resulted primarily from a decrease in premiums written for personal automobile, offset in part by an increase in premiums written for commercial automobile and homeowners.

      For the second quarter of 2006, direct premiums written increased $1,002, or 0.2%, over the comparable quarter of 2005 and direct premiums earned increased $5,388, or 1.4%, over the same periods. Increases in commercial automobile and homeowners direct premiums written more than offset the decline in personal automobile premiums.

      The decrease of $19,977 in year-to-date direct premiums written for personal automobiles resulted from a decrease of 6.0% in the average written premium per exposure, partially offset by a 3.4% increase in written exposures. The increase in exposures resulted from the combination of increased volumes from continuing voluntary agents, which accounted for one third of the increase, and volumes from new ERPs assigned to us under the previously discussed redistribution plan, which accounted for the remaining two thirds. For 2006, the Commissioner approved an 8.7% decline in the state mandated average personal automobile rate, which resulted in the 6.0% decline for us. Written premiums are reported on the first day the policy is effective (thus, reflecting the 2006 Commissioner approved rates) while earned premiums are reported ratably over the coverage period (thus, for the first half of 2006, earned premiums include a higher proportion of premiums written in 2005 as compared to those written in 2006). For the remainder of 2006, as 2005 policies expire, an increasingly greater


portion of 2006 written premiums will be reflected as 2006 earned premiums. We anticipate that earned premiums for 2006 will decline in relation to 2005 for the remainder of 2006.

      Direct premiums written for commercial automobile and homeowners both increased for the first six months of 2006 over the same period a year earlier. Commercial automobile direct premiums written increased $5,945, or 11.7%, due to a 7.7% increase in average premium per policy coupled with a 3.7% increase in the number of policies written. The increase in the number of commercial automobile policies is the direct result of the new limited servicing carrier program enacted by the Commissioner, effective January 1, 2006. Homeowners increased $5,059, or 8.4%. This increase is due to a 7.4% increase in average premium per policy partially offset by a 1.6% decline in the number of written policies, coupled with increased FAIR plan volumes.

      Assumed premiums from CAR were $45,732 and $89,244 for the six months ended June 30, 2006 and 2005, respectively, and $8,391 and $51,226 for the three months ended June 30, 2006 and 2005, respectively. These decreases were the result of decreased cessions of private passenger automobile premiums to CAR by us and the rest of the industry for 2006, as compared to the same periods in the prior year. Due to the lag in receiving data from CAR, each quarter we are required to estimate CAR results for the most recent quarter. Our estimate for the first quarter of 2006 was based on member companies utilizing similar cession strategies as they had in the prior year. This resulted in our estimate for the first quarter of 2006 being higher than the actual amount of premiums that we received from CAR when CAR reported first quarter results to us in June 2006. The adjustment to reflect over-estimation in the first quarter reduced our assumed premium by approximately $13,900 for the three months ended June 30, 2006.

Other than Massachusetts Segment

      For the first half of 2006, direct premiums written declined $15,599, or 12.4%, over the comparable period of 2005, while direct earned premiums declined $15,214, or 12.3%, primarily the result of the decline in direct premiums written. The decrease in direct premiums written resulted primarily from a decrease in premiums written for personal automobile. The overall decrease in personal automobile direct premiums written is primarily due to a decline in the number of policies. The decline in the number of policies is largely attributable to the loss of American Commerce's former largest agent, AAA Arizona, Inc., which resulted in a 70% decline in personal automobile policies in force in Arizona from the prior year. In addition, direct premiums written in Ohio declined 25.3% primarily due to the state's highly competitive market. Direct premiums written for homeowners declined due to a 10.3% decrease in the number of policies in force as compared to a year earlier, primarily the result of the decrease in business in Arizona and Ohio. In general, we are attempting to increase the business we write by lowering rates in the states in which we write business in response to competitive pressures and enhancing our technology to make it easier for agents to write business with us. Partially offsetting these declines were increases in Oregon and Washington. Direct premiums written increased 19.8% in Oregon and 10.9% in Washington, both as a result of increases in policy counts.

      For the second quarter of 2006, direct premiums written declined $6,714, or 10.9%, from the same period in the prior year, while premiums earned declined $7,793, or 12.5%. These declines resulted from the same factors as previously discussed for the year-to-date periods.

Net Investment Income

Key measures of net investment income for the second quarter ended June 30 follow:

	2006	2005	Change

Average month-end investments (at cost)	$2,815,450	$2,611,000	$204,450
Net investment income, before federal tax	36,119	31,233	4,886
Net investment income, after federal tax	27,453	24,004	3,449
Net investment income as an annualized percentage of average
net investments (at cost), before federal tax	5.1%	4.8%	0.3%
Net investment income as an annualized percentage of average
net investments (at cost), after federal tax	3.9%	3.7%	0.2%


Key measures of net investment income for the six months ended June 30 follow:

	2006	2005	Change

Average month-end investments (at cost)	$2,814,804	$2,601,626	$213,178
Net investment income, before federal tax	69,648	60,320	9,328
Net investment income, after federal tax	52,955	46,620	6,335
Net investment income as an annualized percentage of average
net investments (at cost), before federal tax	5.0%	4.6%	0.4%
Net investment income as an annualized percentage of average
net investments (at cost), after federal tax	3.8%	3.6%	0.2%

      The increase in our net investment income for both quarter and year-to-date periods was due to the combination of increased invested assets, as noted above by the increase in average month-end investments, at cost, coupled with an increased return on those invested assets. The yield increased 40 basis points to 5.0% for the first half of 2006. The increase in invested assets is primarily attributable to cash generated from operating activities. The chief contributors to the increase in yield were government bonds, which includes mortgage-backed securities (up 100 basis points), corporate bonds (up 20 basis points), and adjustable rate investments, partially offset by a decline in dividends on common and preferred stocks. The duration of our fixed maturity portfolio at June 30, 2006 was 5.1 years compared to 4.9 years at year-end 2005.

Realized Investment Gains and Losses

Net realized investment gains (losses) for the second quarter ended June 30 follow:

	2006	2005	Change

Transaction net gains (losses):
Fixed maturity securities	$(3,957)	$ 7,648	$(11,605)
Equity securities	(2,473)	738	(3,211)
Venture capital funds	1,447	2,560	(1,113)
Other investments	13	8	5

Total transaction net gains (losses)	(4,970)	10,954	(15,924)

Other-than-temporary impairment losses:
Fixed maturity securities	-	(150)	150
Equity securities	-	(1,789)	1,789

Total other-than-temporary impairment losses	-	(1,939)	1,939
Equity in earnings (losses) of closed-end preferred stock
mutual funds	(1,567)	3,276	(4,843)

Net realized investment gains (losses)	$(6,537)	$12,291	$(18,828)

Net investment gains (losses) for the six months ended June 30 follow:

	2006	2005	Change

Transaction net gains (losses):
Fixed maturity securities	$1,116	$18,016	$(16,900)
Equity securities	(661)	1,971	(2,632)
Venture capital funds	1,431	1,609	(178)
Other investments	16	330	(314)

Total transaction net gains (losses)	1,902	21,926	(20,024)

Other-than-temporary impairment losses:
Fixed maturity securities	(1,103)	(159)	(944)
Equity securities	-	(3,804)	3,804

Total other-than-temporary impairment losses	(1,103)	(3,963)	2,860
Equity in earnings (losses) of closed-end preferred stock
mutual funds	(964)	2,641	(3,605)

Net realized investment gains (losses)	$(165)	$20,604	$(20,769)

      The lower level of transaction net realized investment gains was primarily due to the decrease in gains on fixed maturity investments, which primarily resulted from an increase in general market interest rates over the last twelve months. For example, the yield on the five-year Treasury security has increased 140 basis points over the past twelve months and the


ten-year has increased 120 basis points. The decline in equity in earnings (losses) of closed-end preferred stock mutual funds which hold significant amounts of long duration preferred stocks was also primarily the result of the increase in general market interest rates.

Policy Acquisition Costs

      Year-to-date policy acquisition costs increased $17,607, or 8.3%, over the same period a year ago. The increase is primarily due to increases in agents' profit sharing and commissions and a reduced amount of acquisition costs deferred. Partially offsetting these increases were a reduction in CAR underwriting expenses and an increase in ceded reinsurance commissions. Year-to-date 2006 commissions increased $2,666, or 2.0%, over the same period last year. This increase was principally due to an increase in the Massachusetts 2006 policy year mandated personal automobile commission rates partially offset by a reduction in direct written premiums. Year-to-date 2006 agents' profit sharing expense increased $16,137, or 41.9%, over the same period last year. This increase resulted from an improved loss ratio for the first six months of 2006 versus the first six months of 2005. Ceded reinsurance commissions increased primarily due to the increase in the quota share percentage to 75% from 70% and increased writings subject to the quota share treaty. Policy acquisition costs for the second quarter of 2006 increased over the same period a year earlier due to the same year-to-date factors described above.

Financial Condition

      Our stockholders' equity per share increased 5.6% from $19.39 per share at December 31, 2005 to $20.48 per share at June 30, 2006, after dividends paid of $0.475 per share. The carrying value of our total investments increased 0.6% primarily due to the investment of cash generated from operating activities, partially offset by an increase in unrealized losses. Since December 31, 2005, the ratio of our total liabilities to stockholders' equity improved 14 percentage points primarily due to net earnings for the six months ended June 30, 2006 and declines in unpaid losses and LAE and accrued agents' profit sharing, partially offset by increases in unearned premiums. The increase in unearned premiums was primarily due to the seasonality of the policy effective dates. The total amount of a policy's premium is recorded as premiums written on the first day on which the policy is effective; however, the policy premium is earned ratably over the ensuing year. Agents' profit sharing for 2005 which was accrued at year end was paid primarily during the second quarter. Unpaid losses and LAE declined due to favorable loss experience during the first half of 2006.

Liabilities for unpaid losses and loss adjustment expenses at June 30, 2006 and December 31, 2005 follow:

	June 30, 2006	December 31, 2005

Net voluntary unpaid losses and LAE	$784,039	$ 806,552
Voluntary salvage and subrogation recoverable	(94,765)	(102,878)
Assumed unpaid losses and LAE reserves from CAR	144,906	152,506
Assumed salvage and subrogation recoverable from CAR	(21,481)	(21,481)

Total voluntary and assumed unpaid losses and LAE reserves	812,699	834,699
Adjustment for ceded unpaid losses and LAE reserves	150,542	163,497
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid losses and LAE	$954,241	$ 989,196

      Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. Our twelve-month rolling net premiums written to statutory surplus ratio was 1.07 to 1.00 for the period ended June 30, 2006 and 1.26 to 1.00 for the period ended June 30, 2005.

Liquidity and Capital Resources

      Liquidity management allows us to meet our cash needs at a reasonable cost under various operating environments. Liquidity is actively managed and reviewed in order to maintain stable, cost-effective funding to meet our operating needs. Liquidity comes from a variety of sources such as cash flow from operating activities and borrowing capacity. Management believes its current liquidity exceeds its operational requirements as of June 30, 2006.

      The primary sources of our liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments. The primary uses of our liquidity are payment of policy claims, commissions and agents' profit sharing, operating costs, interest on our senior notes, and payment of dividends to our stockholders.


      We have additional liquidity capacity through our Federal Home Loan Bank (FHLB) membership and our investment portfolio. Commerce, as a member of FHLB of Boston, is able to borrow from the FHLB on a fully secured basis. Our borrowing capacity is based primarily upon the composition and market value of Commerce's investment portfolio. At June 30, 2006, we estimate Commerce's borrowing capacity at approximately $390,000. Since becoming a member in 2005, Commerce has not borrowed from FHLB of Boston.

      During the second quarter of 2006, we entered into an agreement to fund a commercial loan participation of $10,000. As of June 30, 2006, $856 of this commitment has been funded and is included in other investments on the consolidated balance sheet. The remaining commitment will be funded through ordinary operating cash flows over the next two years.

      On June 30, 2006, our 75% one-year quota share reinsurance program expired. This program covered all non-automobile property and liability business, except umbrella policies. Due to our entering into a catastrophe reinsurance agreement, as noted earlier, we did not continue with the quota share program effective July 1, 2006. Upon termination of the quota share program, we are entitled to receive the unearned premium amount at June 30, 2006, less the provisional commission rate of 37.5%. This amounts to a payment receivable from our reinsurers of $48,568, which is due in September of 2006. Also as a result of the termination of this agreement, our net premiums written will increase $77,708 in the third quarter of 2006. This increase in written premium will impact earned premium on a pro rata basis as the policies expire over the course of the next twelve months.

      We paid approximately $84,000 for agents' profit sharing primarily in the second quarter of 2006, which we had accrued at December 31, 2005. We currently anticipate paying a similar or greater amount for agents' profit sharing in 2007.

Investment Strategy and Interest Rate Risk

      Our investment strategy emphasizes after-tax investment yield while maintaining overall investment quality. The primary focus of our investment objectives continues to be maximizing after-tax investment income through investing primarily in high-quality diversified fixed income investments structured to maximize after-tax investment income while minimizing risk. We generally invest in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. When the appropriate opportunity arises, we may sell investment securities to increase after-tax total return. We held no derivatives, emerging market securities or hedge funds at June 30, 2006 and December 31, 2005.

Interest Rate Sensitivity

      Our investments include positions in fixed maturity, equity, short-term and cash equivalents markets. Therefore, we are exposed to the impacts of interest rate changes in the market value of investments. We estimated our exposure to interest rate changes and equity price risk at June 30, 2006 using sensitivity analysis. The interest rate impact is the effect of a hypothetical interest rate change of plus-or-minus 100 and 200 basis points on the market value of fixed maturities and preferred stocks.

      Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio. The following table summarized our interest rate risk, based on the results of the sensitivity analysis at June 30, 2006.

Hypothetical Change in Interest Rates	Estimated Market Value of Fixed Income and Preferred Stock Investments	Estimated Increase (Decrease) in Market Value	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity(1)

200 basis point increase	$2,099,581	(305,228)	(14.3)%
100 basis point increase	2,255,409	(149,400)	(7.0)%
No change	2,404,809	-	-
100 basis point decrease	2,551,922	147,113	6.9%
200 basis point decrease	2,697,282	292,473	13.7%

___________________
(1)	Net of income taxes at an assumed rate of 35%.


      The "duration" of a security is the time-weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates. The duration reflects industry prepayment assumptions. The analytic systems we used to calculate the above duration data utilize optional call dates, sinking fund requirements and assume a non-static prepayment pattern in deriving these averages. As of June 30, 2006, our weighted average duration has increased to 5.1 years from 4.1 years at June 30, 2005. Our fixed income portfolio's weighted average duration (which includes all fixed maturities and preferred stocks) as of December 31, 2005 was 4.9 years. Due to the prospect of a rising interest rate environment, we increased our percentage of adjustable rate investments to 28.3% of total fixed maturity investments at June 30, 2006 from 25.1% a year earlier.

Equity Price Risk

We estimated that our exposure to equity price risk at June 30, 2006 has not changed materially from that at December 31, 2005.

Forward-Looking Statements

      This quarterly report may contain statements that are not historical fact and constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipates," "estimates," "plans," "projects," "continuing," "ongoing," "expects," "may," "will," "could," "likely," "should," "management believes," "we believe," "we intend," and similar words or phrases. These statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. All forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this quarterly report and in our recently filed annual report on Form 10-K and in other documents filed with the SEC. Among the key factors that could cause actual results to differ materially from forward-looking statements:

*	the possibility of severe weather, terrorism and other adverse catastrophic experiences;

*	adverse trends in claim severity or frequency and uncertainties in estimating property and casualty losses;

*	adverse state and federal regulations and legislation;

*	adverse judicial decisions;

*	adverse changes to the laws, regulations and rules governing the residual market system in Massachusetts;

*	fluctuations in interest rates and the performance of the financial markets in relation to the composition of our investment portfolio;

*	premium rate making decisions for private passenger automobile policies in Massachusetts;

*	potential rate filings;

*	heightened competition;

*	our concentration of business within Massachusetts and within the personal automobile line of business;

*	market disruption in Massachusetts, if competitors exited the market or become insolvent;

*	the cost and availability of reinsurance;

*	our ability to collect on reinsurance and the solvency of our reinsurers;

*	the effectiveness of our reinsurance strategies;


*	telecommunication and information system problems, including failures to implement information technology projects timely and within budget;

*	our ability to maintain favorable ratings from rating agencies, including A.M. Best, S&P, Moody's and Fitch;

*	our ability to attract and retain independent agents;

*	our ability to retain our affinity relationships with AAA clubs, especially in Massachusetts;

*	our dependence on a key third party service vendor for our automobile business in Massachusetts;

*	our dependence on our executive officers; and

*	the economic, market or regulatory conditions and risks associated with entry into new markets and diversification.

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


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

Commerce Bancorp, Inc., et al

      On July 13, 2006, the Court held a hearing, at which a judicial stipulation was made on behalf of Commerce Bancorp, Inc., et al. that the defendants no longer intended to use the name Commerce Insurance Services, Inc. in Massachusetts. On that date, the Court referred the case to mediation. On July 14, 2006, in light of the judicial stipulation made on behalf of the defendants, The Commerce Insurance Company withdrew, without prejudice, its pending motion for a preliminary injunction.

Item 1A. Risk Factors

      As discussed in Item 1A of our 2005 annual report on Form 10-K, we believe there is a risk to our business if we are not able to preclude other companies from engaging in insurance-related business in Massachusetts using the words "Commerce" and "Insurance" in its name or service marks. Although Commerce Bancorp, Inc. no longer intends to use the name Commerce Insurance Services, Inc. in Massachusetts (as discussed above), there still exists the risk that others do or may attempt to do so.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      In November 2001, our Board of Directors authorized a stock buy-back program to purchase up to 4,000,000 shares of our common stock, as adjusted for the June 2006 stock split. During the six months ended June 30, 2006, we did not acquire any of our common stock. There are 1,716,600 shares that may yet be purchased under our repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2006	-	-	-	1,716,600
May 1-31, 2006	-	-	-	1,716,600
June 1-30, 2006	-	-	-	1,716,600

Total	-	-	-


Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

      On May 19, 2006, at our Annual Meeting of Stockholders, the number of directors was fixed at 16, the slate of directors as presented in the Proxy Statement was approved, and PricewaterhouseCoopers LLP (PwC) was ratified as our independent registered public accounting firm for 2006. The votes as tabulated by Computershare Trust Company follows:

	Total Votes for Each Director	Total Votes Withheld from Each Director

Randall V. Becker	28,185,597	3,262,082
Joseph A. Borski, Jr.	29,147,836	2,299,843
Eric G. Butler	29,001,371	2,446,308
Henry J. Camosse	29,134,685	2,312,994
Gerald Fels	28,804,375	2,643,304
David R. Grenon	29,144,929	2,302,750
Robert W. Harris	29,128,750	2,318,929
John J. Kunkel	29,125,061	2,322,618
Raymond J. Lauring	28,320,025	3,127,654
Normand R. Marois	29,126,986	2,320,693
Suryakant M. Patel	29,133,248	2,314,431
Arthur J. Remillard, Jr.	28,651,580	2,796,099
Arthur J. Remillard, III	28,636,387	2,811,292
Regan P. Remillard	28,595,899	2,851,780
Gurbachan Singh	29,132,646	2,315,033
John W. Spillane	28,658,840	2,788,839

Results of vote ratifying PwC as independent registered public accounting firm is as follows:

For	31,321,141
Against	44,014
Abstain	82,524

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

10.41	The Commerce Group, Inc. Summary of Director Compensation

10.42	The Commerce Group, Inc. Named Executive Officers' Salaries and Bonuses

10.43	Property Catastrophe Excess of Loss Reinsurance contract, effective July 1, 2006

31.1	CEO Certification Statements under Section 302 of The Sarbanes-Oxley Act of 2002

31.2	CFO Certification Statements under Section 302 of The Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification Statements under Section 906 of the Sarbanes-Oxley Act of 2002


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMERCE GROUP, INC.

/s/ Randall V. Becker

Randall V. Becker
Senior Vice President, Chief Financial Officer,
Treasurer and Chief Accounting Officer

Dated: August 8, 2006
