Form 10-Q
period 2006-09-30
COMMERCE GROUP INC /MA
filed 2006-11-08
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

As of October 31, 2006, the number of shares outstanding of the Registrant's common stock (excluding Treasury Shares) was 67,785,768.


The Commerce Group, Inc.

Table of Contents

Part I - Financial Information

Item 1. Financial Statements	Page No.

Consolidated Balance Sheets at September 30, 2006 (Unaudited) and December 31, 2005	3
Consolidated Statements of Earnings and Comprehensive Income for the Three and Nine
Months Ended September 30, 2006 and 2005 (Unaudited)	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006
and 2005 (Unaudited)	5
Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview	15
Results of Operations	18
Financial Condition	23
Forward-Looking Statements	25

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26

Part II - Other Information

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults upon Senior Securities	28

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	28

Item 6. Exhibits	28

Signature	28


Part I - Financial Information

Item 1. Financial Statements

The Commerce Group, Inc. and Subsidiaries Consolidated Balance Sheets September 30, 2006 and December 31, 2005

(Thousands of Dollars)	2006	2005

ASSETS	(Unaudited)
Investments and cash (Note 4):
Fixed maturities, at market (amortized cost: $2,069,087 and $2,037,127)	$2,088,103	$2,029,173
Preferred stocks, at market (amortized cost: $450,147 and $395,099)	454,487	393,681
Common stocks, at market (cost: $110,385 and $103,472)	116,113	102,344
Preferred stock mutual funds, at equity (cost: $119,601 and $88,859)	133,810	96,332
Mortgage loans on real estate and collateral notes receivable (less allowance for possible loan losses of $56 and $55)	18,405	17,746
Cash and cash equivalents	128,527	97,942
Other investments (cost: $41,132 and $28,976)	45,818	28,111

Total investments and cash	2,985,263	2,765,329
Accrued investment income	23,006	22,267
Premiums receivable (less allowance for doubtful receivables of $2,254 and $2,254)	511,578	475,112
Deferred policy acquisition costs	186,032	174,415
Property and equipment, net of accumulated depreciation	67,186	61,625
Residual market receivable	166,259	191,309
Due from reinsurers	49,155	142,923
Deferred income taxes	38,438	68,926
Current income taxes	19,253	-
Other assets	42,953	25,104

Total assets	$4,089,123	$3,927,010

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses (Note 5)	$ 957,043	$ 989,196
Unearned premiums	985,989	933,160
Bonds payable ($300,000 face less discount) (Note 6)	298,538	298,388
Current income taxes	-	9,601
Deferred income	10,864	8,757
Accrued agents' profit sharing	197,752	187,760
Other liabilities and accrued expenses	155,262	189,122

Total liabilities	2,605,448	2,615,984

Minority interest	6,723	5,957

Commitments and contingencies (Note 8)	-	-
Stockholders' equity:
Preferred stock, authorized 5,000,000 shares at $1.00 par value, none issued	-	-
Common stock, authorized 100,000,000 shares at $.50 par value, 81,927,916 and 81,831,546 shares issued (Note 1)	40,964	20,458
Paid-in capital	135,033	148,130
Net accumulated other comprehensive gain (loss), net of income taxes (benefits) of $10,150 and $(3,649)	18,849	(6,810)
Retained earnings	1,496,515	1,363,507

Total stockholders' equity before treasury stock	1,691,361	1,525,285
Treasury stock, 14,142,148 and 14,525,142 shares, at cost	(214,409)	(220,216)

Total stockholders' equity	1,476,952	1,305,069

Total liabilities, minority interest and stockholders' equity	$4,089,123	$3,927,010

The accompanying notes are an integral part of these consolidated financial statements.


The Commerce Group, Inc. and Subsidiaries Consolidated Statements of Earnings and Comprehensive Income Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

	Three Months		Nine Months

(Thousands of Dollars, Except Per Share Data)	2006	2005	2006	2005

Revenues:
Direct premiums written	$479,156	$479,076	$1,444,956	$1,470,088
Assumed premiums	32,645	18,435	78,377	107,679
Ceded premiums	37,776	(76,084)	(94,716)	(211,347)

Net premiums written	549,577	421,427	1,428,617	1,366,420
(Increase) decrease in unearned premiums	(89,629)	6,870	(125,728)	(87,129)

Earned premiums	459,948	428,297	1,302,889	1,279,291
Net investment income	34,417	30,040	104,065	90,360
Premium finance and service fees	7,282	7,199	21,353	21,459
Net realized investment gains (Note 4)	7,830	196	7,665	20,800

Total revenues	509,477	465,732	1,435,972	1,411,910

Expenses:
Losses and loss adjustment expenses (Note 5)	272,486	240,279	778,852	790,174
Policy acquisition costs	151,836	134,715	381,494	346,766
Interest expense and amortization of bond fees	4,584	4,584	13,746	13,711

Total expenses	428,906	379,578	1,174,092	1,150,651

Earnings before income taxes and minority interest	80,571	86,154	261,880	261,259
Income taxes	23,819	26,084	79,088	80,146

Earnings before minority interest	56,752	60,070	182,792	181,113
Minority interest in net earnings of subsidiary	(217)	(240)	(683)	(683)

Net earnings	$ 56,535	$ 59,830	$ 182,109	$ 180,430

Comprehensive income (Note 2)	$104,925	$ 45,029	$ 207,768	$ 162,351

Net earnings per common share (Note 3):
Basic	$ 0.83	$ 0.89	$ 2.69	$ 2.69

Diluted	$ 0.83	$ 0.88	$ 2.68	$ 2.67

Cash dividends paid per common share	$ 0.25	$ 0.19	$ 0.725	$ 0.545

Weighted average number of common shares outstanding (Note 3):
Basic	67,754,791	67,262,180	67,675,649	67,126,326

Diluted	68,182,710	67,751,592	68,036,253	67,686,084

The accompanying notes are an integral part of these consolidated financial statements.


The Commerce Group, Inc. and Subsidiaries Consolidated Statements of Cash Flows Nine Months Ended September 30, 2006 and 2005 (Unaudited)

(Thousands of Dollars)	2006	2005
Operating activities:
Premiums collected	$1,334,936	$1,291,886
Net investment income received	103,911	87,809
Premium finance and service fees received	21,353	21,455
Losses and loss adjustment expenses paid	(758,588)	(770,488)
Policy acquisition costs paid	(380,936)	(312,673)
Federal income taxes	(91,253)	(89,309)
Interest paid	(8,925)	(8,925)

Cash from operating activities	220,498	219,755

Investing activities:
Investment sales, repayments and maturities	1,487,622	1,530,385
Mortgage loans and collateral notes receipts	3,193	3,472
Investment purchases	(1,616,855)	(1,820,554)
Mortgage loans and collateral notes originated	(3,853)	(6,049)
Property and equipment purchases	(11,975)	(11,306)
Other investing activities	1,846	2,924

Cash for investing activities	(140,022)	(301,128)

Financing activities:
Dividends paid to stockholders	(49,101)	(36,625)
Capital stock issued	130	2,437
Outstanding checks payable	(920)	2,761

Cash for financing activities	(49,891)	(31,427)

Increase (decrease) in cash and cash equivalents	30,585	(112,800)
Cash and cash equivalents at beginning of period	97,942	140,462

Cash and cash equivalents at end of period	$ 128,527	$ 27,662

Reconciliation of net earnings to cash from operating activities:
Net earnings	$ 182,109	$ 180,430
Adjustments to reconcile net earnings to cash from operating activities:
Premiums receivable	(36,466)	(50,146)
Deferred policy acquisition costs	(11,617)	(21,550)
Residual market receivable	25,050	(9,247)
Due from reinsurers	93,768	(12,504)
Unpaid losses and loss adjustment expenses	(32,153)	10,737
Unearned premiums	52,829	100,144
Current income taxes	(28,854)	(11,632)
Deferred income taxes	30,488	(8,059)
Deferred income	2,107	(61)
Accrued agents' profit sharing	9,992	44,129
Other assets, liabilities and accrued expenses	(63,599)	(8,109)
Net realized investment gains	(7,665)	(20,800)
Other - net	4,509	26,423

Cash from operating activities	$ 220,498	$ 219,755

The accompanying notes are an integral part of these consolidated financial statements.


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

      Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. We have historically experienced greater claim losses in the first quarter of the year than during the other quarters of the year due to the winter weather, although in 2006 we experienced unusually mild winter weather conditions and fewer than usual claim losses. These unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2005.

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

2. Comprehensive Income

Our comprehensive income for the three and nine months ended September 30 follows:

	Three Months		Nine Months

	2006	2005	2006	2005

Net earnings	$ 56,535	$ 59,830	$182,109	$180,430

Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses) arising during the period(a)	46,867	(13,909)	20,909	(10,999)
Reclassification adjustment for investment (gains) losses included in net earnings(b)	1,523	(892)	4,750	(7,080)

Other comprehensive income (loss), net of taxes	48,390	(14,801)	25,659	(18,079)

Comprehensive income	$104,925	$ 45,029	$207,768	$162,351

(a)

Unrealized holding gains (losses) are net of income tax expense (benefits) of $25,236 and $(7,489) for the three months ended September 30, 2006 and 2005, respectively, and $11,259 and $(5,923) for the nine months ended September 30, 2006 and 2005, respectively.

(b)

Reclassification adjustments are net of income tax expense (benefits) of $820 and $(480) for the three months ended September 30, 2006 and 2005, respectively and $2,540 and $(3,812) for the nine months ended September 30, 2006 and 2005, respectively.


3. Net Earnings Per Common Share (EPS)

      Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding adjusted by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares we could have purchased from the proceeds of the potentially dilutive shares. Our only dilutive instruments are stock options outstanding. We had 4,963,434 and 4,830,926 stock options outstanding at September 30, 2006 and 2005, respectively. Our outstanding stock options at September 30, 2006 and 2005 consisted of 16,084 and 22,576 stock options, respectively, that were granted to our employees under our Incentive Compensation Plan; the remainder of the total outstanding stock options consisted of American Commerce agents' options. Basic and diluted EPS for the three and nine months ended September 30 follow:

	Three Months		Nine Months

	2006	2005	2006	2005

Net earnings for basic and diluted EPS	$56,535	$59,830	$182,109	$180,430

Common share information:
Average shares outstanding for basic EPS	67,754,791	67,262,180	67,675,649	67,126,326
Dilutive effect of stock options	427,919	489,412	360,604	559,758

Average shares outstanding for diluted EPS	68,182,710	67,751,592	68,036,253	67,686,084

Basic EPS	$ 0.83	$ 0.89	$ 2.69	$ 2.69

Diluted EPS	$ 0.83	$ 0.88	$ 2.68	$ 2.67

      Diluted EPS excludes stock options with exercise prices greater than the average market price of our common stock during the periods, because their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2006, there were 1,250,000 and 2,200,000 anti-dilutive options, respectively. There were 800,000 anti-dilutive options for the three and nine months ended September 30, 2005.

Outstanding share and option amounts for 2005 were adjusted to reflect the June 9, 2006 two-for-one stock split.

4. Investments

Realized Investment Gains and Losses

Net realized investment gains (losses) for the three and nine months ended September 30 follow:

	Three Months		Nine Months

	2006	2005	2006	2005

Transaction net gains (losses):
Fixed maturity securities	$(2,433)	$ 1,882	$(1,317)	$19,899
Equity securities	(410)	1,123	(1,071)	3,093
Venture capital funds	4,812	217	6,243	1,826
Other investments	-	(726)	16	(396)

Total transaction net gains	1,969	2,496	3,871	24,422

Other-than-temporary impairment losses:
Fixed maturity securities	-	(146)	(1,103)	(305)
Equity securities	(1,839)	(743)	(1,839)	(4,547)

Total other-than-temporary impairment losses	(1,839)	(889)	(2,942)	(4,852)

Equity in earnings (losses) of closed-end preferred stock mutual funds	7,700	(1,411)	6,736	1,230

Net realized investment gains	$ 7,830	$ 196	$ 7,665	$20,800


Unrealized Investment Gains and Losses

The change in net unrealized gain (loss) on our fixed maturity and equity securities, excluding the impact of minority interest, from December 31, 2005 to September 30, 2006 follows:

	September 30, 2006	December 31, 2005	Change

Fixed maturity securities	$19,018	$ (7,954)	$26,972
Equity securities	10,067	(2,546)	12,613

Net unrealized gain (loss)	$29,085	$(10,500)	$39,585

Gross unrealized losses on our fixed maturity and equity securities at September 30, 2006 by duration of unrealized loss follow:

	Total	0-6 Months	7-12 Months	13-24 Months	Over 24 Months

Total fixed maturity and equity securities:
Number of positions	281	48	65	150	18

Total fair market value	$1,137,220	$196,563	$249,493	$638,824	$52,340
Total amortized cost	1,153,945	197,953	252,492	649,451	54,049

Unrealized loss	$ (16,725)	$ (1,390)	$ (2,999)	$ (10,627)	$ (1,709)

Unrealized loss percentage to fair market value	1.5%	0.7%	1.2%	1.7%	3.3%

Fixed maturity securities:
Number of positions	235	25	49	143	18

Total fair market value	$ 980,891	$119,122	$210,421	$599,008	$52,340
Total amortized cost	995,185	119,741	212,676	608,719	54,049

Unrealized loss	$ (14,294)	$ (619)	$ (2,255)	$ (9,711)	$ (1,709)

Unrealized loss percentage to fair market value	1.5%	0.5%	1.1%	1.6%	3.3%

Equity securities:
Number of positions	46	23	16	7	-

Total fair market value	$ 156,329	$ 77,441	$ 39,072	$ 39,816	-
Total cost	158,760	78,212	39,816	40,732	-
Unrealized loss	$ (2,431)	$ (771)	$ (744)	$ (916)	-

Unrealized loss percentage to fair market value	1.6%	1.0%	1.9%	2.3%	-


Gross unrealized losses on our fixed maturity and equity securities at December 31, 2005 by duration of unrealized loss follow:

	Total	0-6 Months	7-12 Months	13-24 Months	Over 24 Months

Total fixed maturity and equity securities:
Number of positions	408	198	135	70	5

Total fair market value	$1,605,321	$846,546	$522,189	$230,542	$6,044
Total amortized cost	1,636,336	860,721	532,839	236,592	6,184

Unrealized loss	$ (31,015)	$ (14,175)	$ (10,650)	$ (6,050)	$ (140)

Unrealized loss percentage to fair market value	1.9%	1.7%	2.0%	2.6%	2.3%

Fixed maturity securities:
Number of positions	349	157	121	67	4

Total fair market value	$1,376,493	$663,824	$480,500	$226,974	$5,195
Total amortized cost	1,399,933	671,633	490,016	232,975	5,309

Unrealized loss	$ (23,440)	$ (7,809)	$ (9,516)	$ (6,001)	$ (114)

Unrealized loss percentage to fair market value	1.7%	1.2%	2.0%	2.6%	2.2%

Equity securities:
Number of positions	59	41	14	3	1

Total fair market value	$ 228,828	$182,722	$ 41,689	$ 3,568	$ 849
Total cost	236,403	189,088	42,823	3,617	875

Unrealized loss	$ (7,575)	$ (6,366)	$ (1,134)	$ (49)	$ (26)

Unrealized loss percentage to fair market value	3.3%	3.5%	2.7%	1.4%	3.1%

      We determined that the impairments of the securities represented in the above gross unrealized loss tables are temporary, based on a review of the credit quality, duration and severity of the unrealized losses for our impaired securities. Gross unrealized losses for equity and fixed maturity securities have decreased from December 31, 2005 primarily due to general market conditions in a falling interest rate environment. As of September 30, 2006, we have the intent and ability to hold either to recovery or maturity all of our temporarily impaired securities.

      During the second quarter of 2006, we purchased additional shares of the preferred stock mutual fund, John Hancock Preferred Dividend Fund, bringing our total ownership above 20%. In accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock, this investment is now accounted for under the equity method of accounting. A net adjustment of $164 to increase the carrying value to the equity method value was recorded in the second quarter. We did not adjust prior periods due to the immateriality of the amounts.

5. Unpaid Losses and LAE

Liabilities for unpaid losses and loss adjustment expenses at September 30, 2006 and December 31, 2005 follow:

	September 30, 2006	December 31, 2005

Net voluntary unpaid losses and LAE	$809,113	$ 806,552
Voluntary salvage and subrogation recoverable	(93,816)	(102,878)
Assumed unpaid losses and LAE reserves from CAR(a)	135,005	152,506
Assumed salvage and subrogation recoverable from CAR	(21,481)	(21,481)

Total voluntary and assumed unpaid losses and LAE reserves	828,821	834,699
Adjustment for ceded unpaid losses and LAE reserves	137,222	163,497
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid losses and LAE	$957,043	$ 989,196

(a)	Commonwealth Automobile Reinsurers


The change in reserves for unpaid losses and LAE, net of reinsurance deductions from all reinsurers, including CAR, for the nine months ended September 30 follow:

	2006	2005

Incurred losses and LAE:
Provision for insured events of the current year	$842,198	$ 853,273
Decrease in provision for insured events of prior years	(63,346)	(63,099)

Total incurred losses and LAE	778,852	790,174

Payments:
Losses and LAE attributable to insured events of the current year	(458,317)	(471,933)
Losses and LAE attributable to insured events of prior years	(326,413)	(310,177)

Total payments	(784,730)	(782,110)

Change in loss and LAE reserves during the year	(5,878)	8,064
Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, beginning of year	834,699	830,126

Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, end of period	828,821	838,190
Ceded reinsurance recoverable	128,222	162,807

Unpaid losses and LAE	$957,043	$1,000,997

      As a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased $63,346 for the nine months ended September 30, 2006. The favorable development, also called redundancies, is due primarily to lower than anticipated losses related to the personal automobile liability and the automobile physical damage lines of business. Conditions and trends that have affected development in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based upon these developments. The amounts we will ultimately incur from loss and loss adjustment expenses could differ materially in the near term from the amounts recorded.

      Approximately $53,844 in personal automobile liability redundancies developed for the nine months ended September 30, 2006, with approximately 97% of this amount coming from the 2005, 2004 and 2003 accident years. Automobile physical damage had approximately $6,667 in redundancies chiefly related to the 2005 accident year. Redundancies relating to CAR were approximately 15% of the total redundancies relating to prior years. For the nine months ended September 30, 2006, we experienced various redundancies and deficiencies for the other lines of business and accident years that combined for the remaining $2,835 net redundancy.

6. Bonds Payable

      On December 9, 2003, we issued $300,000 face value of senior unsecured and unsubordinated debt (the Senior Notes) which matures December 9, 2013. The Senior Notes were issued at 99.3% to yield 6.04%, and bear a coupon interest rate of 5.95%, payable semi-annually on June 9 and December 9 beginning in 2004. The fair market value of the Senior Notes at September 30, 2006 was estimated to be $299,400.

7. Reinsurance

      Ceded reinsurance recoverable amounts, which include amounts ceded to CAR and other unaffiliated reinsurers, are included in unpaid losses and loss adjustment expenses and unearned premiums. At September 30, 2006 and December 31, 2005, $128,222 and $154,497 were included in unpaid losses and loss adjustment expense amounts, respectively. At September 30, 2006 and December 31, 2005, $63,069 and $135,969 were included in the unearned premium liability amounts, respectively. The decreases in ceded reinsurance recoverable amounts in unpaid loss and LAE and unearned premiums were primarily the result of the termination of the quota share agreements noted below.

      On June 9, 2006, we entered into a series of agreements with participating reinsurers that provide catastrophe reinsurance for our insurance subsidiaries' other than automobile property lines of business for the contract year effective July 1, 2006 through June 30, 2007 (the "Catastrophe Reinsurance Program"). This new Catastrophe Reinsurance Program replaces the Company's terminated 75% quota share program, which had covered our other than automobile property and liability lines of business, except for umbrella (the "Previous Reinsurance Program") and our expiring one-year catastrophe treaty, which covered six percent of our exposure to Massachusetts FAIR Plan losses in excess of $100 million up to a total Massachusetts FAIR Plan losses of $1 billion (the "Previous Catastrophe Program"). The material terms and conditions of the Previous Reinsurance Program and the Previous Catastrophe Program are described in our Form 10-K for the year ended December 31, 2005.


      Effective July 1, 2006, we switched to a pure catastrophe reinsurance program across five layers as outlined below. The Catastrophe Reinsurance Program provides for reinsurance recovery of a maximum of $492.5 million in the event of a $600 million or greater occurrence, including all states' FAIR Plan losses. The total annual cost of the program is approximately $31.1 million and includes one reinstatement premium (pro-rated based on loss recoveries) for a maximum additional cost of approximately $31.1 million. The catastrophe program is based on $192 million of estimated subject premiums, which vary based on actual subject premiums. This program covers all FAIR Plan-type participation but does not cover comprehensive automobile.

Layer	Coverage	Percentage of Coverage Purchased for each Layer	Maximum Recovery per Layer

1st	$25 million excess of $25 million	30%	$7,500
2nd	$50 million excess of $50 million	50%	25,000
3rd	$150 million excess of $100 million	80%	120,000
4th	$300 million excess of $250 million	100%	300,000
5th	$50 million excess of $550 million	80%	40,000

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

      The Catastrophe Reinsurance Program will not discharge us from our primary liability to the insured for the full amount of the insured's policies, but it will make the reinsurer liable to us to the extent of the reinsured portion of any loss ultimately suffered. Each reinsurer participating in the reinsurance program will be severally (and not jointly) liable to us for its share of reinsurance coverage. We believe the reinsurers are adequately capitalized and financially able to meet their obligations under the reinsurance agreements with us, though there can be no assurance that they will be able to do so.

8. Commitments and Contingencies

      During the second quarter of 2006, we entered into an agreement to fund a commercial loan participation of $10,000. As of September 30, 2006, $1,185 of this commitment has been funded and is included in other investments on the consolidated balance sheet. The remaining commitment will be funded through ordinary operating cash flows over the next two years.

      Member companies of CAR have joint and several liabilities for the obligations of CAR, the Massachusetts-mandated personal automobile reinsurance mechanism that enables us and other Servicing Carriers to reinsure in CAR any risk. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of September 30, 2006, we were not aware of any CAR member company which has failed to meet its obligations.

CAR Regulatory Reform

      On January 5, 2005, we filed an action against the Insurance Commissioner in Massachusetts Superior Court appealing a December 31, 2004 order by the Commissioner adopting new rules that, among other things, would replace the current loss-pooling residual market entity, CAR, with an assigned risk plan. We contended that the Commissioner's new rules are inconsistent with existing Massachusetts insurance laws. Following a hearing on May 2, 2005, the Superior Court ruled, on June 20, 2005, that the Commissioner did not have the statutory authority to implement an assigned risk plan. The court's ruling annulled the Commissioner's order and vacated the new rules adopted pursuant to the order. The Commissioner appealed the Superior Court's decision to the Massachusetts Appeals Court. We and the Commissioner both petitioned for direct appellate review by the Massachusetts Supreme Judicial Court (the SJC). The SJC agreed on October 26, 2005 to hear the appeal directly. The parties submitted briefs to the SJC and the SJC heard oral arguments on May 4,


2006. On August 23, 2006, the SJC issued its decision ruling that the Commissioner has the authority to implement these new rules, including an assigned risk plan.

      In a notice issued by the Commissioner on October 18, 2006, the Commissioner gave notice of a hearing which will take place on November 10, 2006. The purpose of this hearing is to afford all interested parties the opportunity to provide testimony regarding proposed changes to the transition rules and the Massachusetts Automobile Insurance Plan (MAIP) rules. In the notice, the Commissioner indicated that even though the SJC ratified her authority to promulgate the assigned risk plan, called the MAIP, and affirmed her proposed changes in the 2004 Decision and Order to the CAR transition rules, that due to occurrences in the marketplace since December 31, 2004 some aspects of the transition rules and rules of the proposed MAIP are either no longer necessary or advisable. In addition, some of the deadlines set in the 2004 Decision and Order for implementation of the MAIP had already passed. To address these issues, the Commissioner has revised the transition rules to eliminate provisions that are no longer necessary, integrate retained provisions of the transition rules into the current CAR rules, set a new timetable for implementation of the MAIP and revise the MAIP rules to conform to the SJC's remand regarding the "clean in three" provision. An implementation schedule has been proposed wherein new business would be written through the MAIP effective April 1, 2007 and renewal business effective July 1, 2007. The proposed revised transition rules and proposed MAIP rules can be viewed on CAR's website at http://commauto.com. We are currently reviewing the proposed changes and, if necessary, will revise any business strategies in response to the above but are unable to quantify any impact of these changes at this time.

9. Segments

      Selected segment information as of and for the three and nine months ended September 30 follows. Earnings are before income taxes and include minority interest. The amounts below are prior to the effects of the interaffiliate pooling agreement.

		Three Months		Nine Months

	Assets	Revenue	Earnings	Revenue	Earnings

2006:
Property and casualty insurance:
Massachusetts	$3,646,841	$450,789	$83,925	$1,276,519	$275,460
Other than Massachusetts	401,540	58,667	10,976	159,498	23,500
Real estate and commercial lending	18,644	218	218	617	617
Corporate and other	22,098	(197)	(14,765)	(662)	(38,380)

Consolidated	$4,089,123	$509,477	$80,354	$1,435,972	$261,197

2005:
Property and casualty insurance:
Massachusetts	$3,481,472	$410,367	$82,199	$1,238,877	$265,981
Other than Massachusetts	362,728	56,819	15,050	175,019	27,126
Real estate and commercial lending	17,726	184	184	461	461
Corporate and other	41,140	(1,638)	(11,519)	(2,447)	(32,992)

Consolidated	$3,903,066	$465,732	$85,914	$1,411,910	$260,576

Premium Results

Direct premiums written and earned for the three months ended September 30 follow:

	2006	2005	$ Change	% Change
Direct Premiums Written:
Massachusetts:
Personal automobile	$345,247	$345,100	$ 147	-
Commercial automobile	21,609	21,305	304	1.4%
Homeowners	43,066	40,551	2,515	6.2
Other lines	10,119	10,382	(263)	(2.5)

Massachusetts direct premiums written	420,041	417,338	2,703	0.6

Other than Massachusetts:
Personal automobile	44,517	46,946	(2,429)	(5.2)
Commercial automobile	2,089	2,631	(542)	(20.6)
Homeowners	12,061	11,841	220	1.9
Other lines	448	320	128	40.0

Other than Massachusetts direct premiums written	59,115	61,738	(2,623)	(4.2)%

Total direct premiums written	$479,156	$479,076	$ 80	-


	2006	2005	$ Change	% Change
Direct Earned Premiums:
Massachusetts:
Personal automobile	$338,198	$339,838	$(1,640)	(0.5)%
Commercial automobile	25,192	23,978	1,214	5.1
Homeowners	35,530	32,784	2,746	8.4
Other lines	9,582	9,667	(85)	(0.9)

Massachusetts direct earned premiums	408,502	406,267	2,235	0.6

Other than Massachusetts:
Personal automobile	42,130	48,027	(5,897)	(12.3)
Commercial automobile	2,266	2,473	(207)	(8.4)
Homeowners	10,561	11,015	(454)	(4.1)
Other lines	393	321	72	22.4

Other than Massachusetts direct earned premiums	55,350	61,836	(6,486)	(10.5)

Total direct earned premiums	$463,852	$468,103	$(4,251)	(0.9)%

Direct premiums written and earned for the nine months ended September 30 follow:

	2006	2005	$ Change	% Change
Direct Premiums Written:
Massachusetts:
Personal automobile	$1,060,076	$1,079,907	$(19,831)	(1.8)%
Commercial automobile	78,349	72,100	6,249	8.7
Homeowners	108,403	100,829	7,574	7.5
Other lines	29,179	30,082	(903)	(3.0)

Massachusetts direct premiums written	1,276,007	1,282,918	(6,911)	(0.5)

Other than Massachusetts:
Personal automobile	128,454	144,945	(16,491)	(11.4)
Commercial automobile	6,553	7,737	(1,184)	(15.3)
Homeowners	32,720	33,524	(804)	(2.4)
Other lines	1,222	964	258	26.8

Other than Massachusetts direct premiums written	168,949	187,170	(18,221)	(9.7)

Total direct premiums written	$1,444,956	$1,470,088	$(25,132)	(1.7)%

Direct Earned Premiums:
Massachusetts:
Personal automobile	$1,006,928	$1,001,434	$ 5,494	0.5%
Commercial automobile	73,729	71,030	2,699	3.8
Homeowners	104,301	94,602	9,699	10.3
Other lines	28,756	29,145	(389)	(1.3)

Massachusetts direct earned premiums	1,213,714	1,196,211	17,503	1.5

Other than Massachusetts:
Personal automobile	125,101	145,530	(20,429)	(14.0)
Commercial automobile	7,039	7,086	(47)	(0.7)
Homeowners	30,871	32,297	(1,426)	(4.4)
Other lines	1,135	933	202	21.7

Other than Massachusetts direct earned premiums	164,146	185,846	(21,700)	(11.7)

Total direct earned premiums	$1,377,860	$1,382,057	$ (4,197)	(0.3)%

10. Recent Accounting Pronouncements

      In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its financial statements and to recognize changes in that funded status in the years in which the changes occur through comprehensive income. This Statement also requires measurement of funded status as of the fiscal year-end, with limited exceptions. The Statement is effective for publicly traded companies for fiscal years ending after December 15, 2006. We do not expect the adoption of this Statement to have a material impact on our results of operations or financial position.


      In September 2006, the FASB also issued Statement No. 157, Fair Value Measurements (FAS 157). The Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but applies under other financial pronouncements that permit or require fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and early application is encouraged. We do not expect the adoption of this Statement to have a material impact on our results of operations or financial position.

      In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company's financial statements and related disclosures. This model is referred to as the dual approach, as it requires errors to be quantified for their impact on both the income statement (including reversing effect of prior year misstatements) and the period-end balance sheet. SAB 108 is effective for fiscal year ends after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our results of operations or financial position.

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

      The FASB issued in December 2004 revised rules for accounting for stock options and other equity-based remuneration, SFAS No. 123R, Share-Based Payment. We adopted these revised rules in the first quarter of 2006 when they became effective. This change did not impact our results of operations and financial condition for the employee stock options we awarded through 2001 under the Plan because application of the revised rules is on a prospective basis, these awards were fully vested and we have not modified, repurchased or cancelled any of these stock options. The revised rules did not change our accounting for book value awards (BVAs), incentive awards (IAs) and the stock options we award under the American Commerce agents' option Plan.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise stated, "we," "our," "us" or "the Company" means The Commerce Group, Inc. and its subsidiaries. "Commerce" refers to The Commerce Insurance Company, "Commerce West" refers to Commerce West Insurance Company, "American Commerce" or "ACIC" refers to American Commerce Insurance Company, and "Citation" refers to Citation Insurance Company. In addition, unless otherwise stated, all references to "quarters ended" are for our fiscal quarter beginning July 1 and ending September 30, and dollar amounts are in thousands, except per share data and as otherwise noted.

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

      Massachusetts personal automobile insurance rates are set annually by the Commissioner. All companies writing personal automobile policies are required to use such mandated rates, unless they have received prior approval from the Commissioner to offer a lower rate. In establishing the classifications of risks and personal automobile rates for 2007, the Commissioner must consider numerous factors that are based upon data primarily for the 2005 calendar year supplemented by trending data from previous years. In addition, the Commissioner considers rates proposed by the Automobile Insurance Bureau of Massachusetts (AIB), the State Rating Bureau of Massachusetts (SRB), and the Massachusetts Attorney General (AG). Each of these organizations has submitted its proposal for the 2007 rate. The Commissioner has not established the rate for 2007 personal automobile policies; however, we expect the Commissioner will reduce the rate from its current level, based on the industry's profitable underwriting results for calendar year 2005. The rate for 2007 will be effective for policies written from April 1, 2007 through March 31, 2008. The personal automobile policy rate changes proposed for policy years 2003 - 2007 contrasted with the state mandated average rate change for each year follows:

	2007	2006	2005	2004	2003

Proposed rate changes by:
AIB	(3.7)%	(0.1)%	5.8-9.2%	12.4%	7.0%
SRB	(8.3)%	(7.6)%	1.0%	3 to 4%	2.0%
AG	(18.2)%	(18.0)%	(6.2)%	0%	(5.7)%

Actual state mandated average rate change	Unknown	(8.7)%	(1.7)%	2.5%	2.7%

The Commissioner is required by statute to announce the 2007 rate by December 15, 2006.

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


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

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of September 30, 2006, we were not aware of any current CAR member company which failed to meet its obligations.

CAR Regulatory Reform

      On January 5, 2005, we filed an action against the Insurance Commissioner in Massachusetts Superior Court appealing a December 31, 2004 order by the Commissioner adopting new rules that, among other things, would replace the current loss-pooling residual market entity, CAR, with an assigned risk plan. We contended that the Commissioner's new rules are inconsistent with existing Massachusetts insurance laws. Following a hearing on May 2, 2005, the Superior Court ruled, on June 20, 2005, that the Commissioner did not have the statutory authority to implement an assigned risk plan. The court's ruling annulled the Commissioner's order and vacated the new rules adopted pursuant to the order. The Commissioner appealed the Superior Court's decision to the Massachusetts Appeals Court. We and the Commissioner both petitioned for direct appellate review by the SJC. The SJC agreed on October 26, 2005 to hear the appeal directly. The parties submitted briefs to the SJC and the SJC heard oral arguments on May 4, 2006.

      On August 23, 2006, the SJC issued its decision ruling that the Commissioner has the authority to implement these new rules, including an assigned risk plan. In a notice issued by the Commissioner on October 18, 2006, the Commissioner gave notice of a hearing which will take place on November 10, 2006. The purpose of this hearing is to afford all interested parties the opportunity to provide testimony regarding proposed changes to the transition rules and the MAIP rules. In the notice, the Commissioner indicated that even though the SJC ratified her authority to promulgate the assigned risk plan, called the MAIP, and affirmed her proposed changes in the 2004 Decision and Order to the CAR transition rules, that due to occurrences in the marketplace since December 31, 2004 some aspects of the transition rules and rules of the proposed MAIP are either no longer necessary or advisable. In addition, some of the deadlines set in the 2004 Decision and Order for implementation of the MAIP had already passed. To address these issues, the Commissioner has revised the transition rules to eliminate provisions that are no longer necessary, integrate retained provisions of the transition rules into the current CAR rules, set a new timetable for implementation of the MAIP and revise the MAIP rules to conform to the SJC's remand regarding the "clean in three" provision. An implementation schedule has been proposed wherein new business would be written through the MAIP effective April 1, 2007 and renewal business effective July 1, 2007. The proposed revised transition rules and proposed MAIP rules can be viewed on CAR's website at http://commauto.com. We are currently reviewing the proposed changes and, if necessary, will revise our business strategies in response to the above but are unable to quantify any impact of these changes at this time.

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

-	premiums we receive from insurance policies that we assume, primarily from CAR, which we refer to as assumed premiums, less


-	the portion of our premiums that is ceded to CAR and other reinsurers, which we refer to as ceded premiums, less

-	the change in the portion of premiums that will not be recognized as income for accounting purposes until a future period, which we refer to as unearned premiums;

*	investment income that we earn on our invested assets;

*	premium finance charges and service fee income that we earn in connection with the billing and deferral of premium payments; and

*	realized investment gains and losses.

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

Our Performance Measures

      We evaluate our operations by monitoring key measures of growth and profitability. We measure our growth by examining our direct premiums written as well as increases in exposures and policies. We generally measure our operating results in accordance with accounting principles generally accepted in the United States of America (GAAP) by examining our net earnings, return on equity (ROE), and our loss and LAE, underwriting expense and combined ratios on a consolidated basis. Our key measures include:

*

Diluted Earnings per Share. Diluted earnings per share is net earnings divided by the weighted average number of common shares outstanding adjusted by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares we could have purchased from the proceeds of those potentially dilutive shares.

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

*

Direct Earned Premiums. Direct earned premiums are the portion of direct premiums written over the preceding twelve-month period equal to the expired portion of policies and recognized as revenue during an accounting period.

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

*	Underwriting Expense Ratio. The underwriting expense ratio is the percentage of underwriting expenses (including corporate expenses) incurred to net premiums written. Underwriting expenses are


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

Results of Operations for the Periods Ended September 30, 2006 and 2005

Consolidated Results

Our key operating measures for the three and nine months ended September 30 follow:

	Three Months		Nine Months

(Dollars in Millions)	2006	2005	2006	2005

Diluted earnings per share (EPS)	$0.83	$0.88	$2.68	$2.67
Return on equity, annualized	16.3%	19.5%	18.6%	21.6%
Direct premiums written	$479.2	$479.1	$1,445.0	$1,470.1
Direct earned premiums	$463.9	$468.1	$1,377.9	$1,382.1
Net investment income	$34.4	$30.0	$104.1	$90.4

Loss and LAE ratio	59.2%	56.1%	59.8%	61.8%
Underwriting expense ratio	28.4	32.0	27.5	27.0

Combined ratio	87.6%	88.1%	87.3%	88.8%

      The increase in the year-to-date diluted earnings per share is primarily due to a decrease in our loss ratio and an increase in net investment income partially offset by an increase in our underwriting expense ratio and a decline in net realized investment gains. Our annualized return on equity decreased for the current year-to-date period over the same period in the prior year primarily due to a higher level of equity partially offset by increased net earnings. For the first nine months of 2006, net realized investment gains totaled $7,665, while for the same period in 2005, $20,800 of net gains were realized. Included in the reported diluted EPS are $0.07 and $0.20 for the nine months ended September 30, 2006 and 2005, respectively, related to net investment gains. Diluted EPS also benefited in 2006 from an increase in net investment income of $13,705, or 15.2%, for the first nine months of 2006 over the comparable 2005 period.

The decrease in our loss and LAE ratio for the nine month period is primarily due to:

*	a decrease in the current year personal automobile bodily injury and physical damage claim frequencies compared to the same period in the prior year; and,

*	continued improvement in CAR results due to fewer industry-wide cessions to CAR coupled with lower loss ratios on that business and more favorable loss reserve development.

      The improved results from CAR are primarily attributable to favorable loss development on the business assumed from CAR, coupled with better current year results. Favorable loss development occurs when actual loss payments are less than the estimated payments that are built into the loss reserves. The favorable loss development from CAR was primarily the result of two factors. First was the decline in business assumed from CAR, which will be discussed in greater detail in the Premium Results section. Second, the improved results from CAR reduced our overall loss ratio by approximately one percentage point. For the nine months ended September 30, 2006, the CAR loss and LAE to earned premium ratio was 76.0%, as compared to 88.0% for the same period a year ago. Actuarial data provided by CAR indicates that this favorable development may lessen over the next several quarters.


The change in reserves for unpaid losses and LAE, net of reinsurance deductions from all reinsurers, including CAR, for the nine months ended September 30 follow:

	2006	2005

Incurred losses and LAE:
Provision for insured events of the current year	$842,198	$ 853,273
Decrease in provision for insured events of prior years	(63,346)	(63,099)

Total incurred losses and LAE	778,852	790,174

Payments:
Losses and LAE attributable to insured events of the current year	(458,317)	(471,933)
Losses and LAE attributable to insured events of prior years	(326,413)	(310,177)

Total payments	(784,730)	(782,110)

Change in loss and LAE reserves during the year	(5,878)	8,064
Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, beginning of year	834,699	830,126

Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, end of period	828,821	838,190
Ceded reinsurance recoverable	128,222	162,807

Loss and LAE reserves	$957,043	$1,000,997

      As a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased $63,346 for the nine months ended September 30, 2006. The favorable development, also called redundancies, is due primarily to lower than anticipated losses related to the personal automobile liability and the automobile physical damage lines of business. Conditions and trends that have affected development in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based upon these developments. The amounts we will ultimately incur from loss and loss adjustment expenses could differ materially in the near term from the amounts recorded.

      Approximately $53,844 in personal automobile liability redundancies developed for the nine months ended September 30, 2006, with approximately 97% of this amount coming from the 2005, 2004 and 2003 accident years. Automobile physical damage had approximately $6,667 in redundancies chiefly related to the 2005 accident year. Redundancies relating to CAR were approximately 15% of the total redundancies relating to prior years. For the nine months ended September 30, 2006, we experienced various redundancies and deficiencies for the other lines of business and accident years that combined for the remaining $2,835 net redundancy.

      As a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased $63,099 for the nine months ended September 30, 2005. The favorable development was due primarily to lower than anticipated losses related to the personal automobile liability and the automobile physical damage lines of business. Conditions and trends that have affected development in the past may not necessarily occur in the future.

      Appoximately $52,851 in personal automobile liability redundancies developed for the nine months ended September 30, 2005, with approximately 92% of this amount coming from the 2004, 2003 and 2002 accident years. Automobile physical damage had approximately $8,215 in redundancies chiefly related to the 2004 accident year. Redundancies relating to CAR were approximately 21% of the total redundancies relating to prior years. For the nine months ended September 30, 2005, we experienced various redundancies and deficiencies for the other lines of business and accident years that combined for the remaining $2,033 net redundancy.

      The primary reasons for the increase in our underwriting expense ratio are an increase in our agents' profit sharing expense and higher 2006 policy year mandated Massachusetts personal automobile commissions. The increase in agents' profit sharing expense is a result of an improved loss ratio for the first nine months of 2006 versus the same period last year. A mandated rate decrease for 2006 Massachusetts personal automobile policies enhanced the impact of the higher personal automobile commissions, therefore increasing commissions as a percentage of revenues. In addition, expense increased through lower ceded reinsurance commissions.

      The decrease in the quarterly diluted EPS is primarily due to an increased loss ratio and higher underwriting expenses, partially offset by increased net investment income and net realized investment gains. For the current year third quarter, net realized investment gains totaled $7,830, or $0.07 per diluted share, while for the same period in 2005 net gains were $196, with no reportable effect on diluted EPS. Net investment income increased $4,377, or 14.6%, in the current year period over the prior year.


      The increase in our loss and LAE ratio was primarily the result of a small increase in current year physical damage claim severity, decreased earned premium per earned exposure as a result of the 2006 rate decrease, coupled with more normal CAR results compared to the same period in the prior year, which was unusually low due to higher loss redundancies.

      Underwriting expenses increased $17,121, or 12.7%, over the same quarter in the previous year. The underwriting ratio calculates low this quarter because of the significant increase in unearned premium and resulting impact on net written premium due to the termination of the quota share treaty. The increased expense resulted from higher CAR expense, higher commissions and less ceded reinsurance commission due to the termination of the quota share treaty, partially offset by lower agents' profit sharing.

Segment Results

Massachusetts Segment

      Revenues for the three and nine months ended September 30, 2006 increased from their same periods a year ago. The nine month increase in revenues of $37,642 primarily resulted from increases in earned premiums and investment income partially offset by a decline in realized investment gains. For the three months ended September 30, 2006, revenues increased by $40,422. This increase primarily resulted from increased realized gains, coupled with an increase in earned premiums and investment income.

      Earnings for the nine months ended September 30, 2006 increased over the same period a year ago. This increase was primarily the result of better loss experience and higher revenues partially offset by higher policy acquisition costs. Earnings for the three months ended September 30, 2006 increased over the same period a year ago. This increase was due to increased revenues partially offset by higher policy acquisition costs and loss experience.

Other than Massachusetts Segment

      Revenues for the nine months ended September 30, 2006 decreased from the same period a year ago. This decrease in revenues primarily resulted from realized investment losses in 2006 versus realized gains for the nine months ended September 30, 2005, coupled with a decrease in earned premiums, partially offset by an increase in investment income.

      Earnings for the three and nine months ended September 30, 2006 decreased over the same period a year ago. This decrease was due to lower revenues coupled with higher policy acquisition costs, partially offset by better loss experience.

Corporate and Other

      Losses for corporate and other increased for the three and nine months ended September 30, 2006 versus the same periods a year ago. The primary reason for this increase was the increase in expense for options granted to our agents.

Premium Results

      We evaluate our performance and allocate resources based primarily on our property and casualty insurance segments, which represent nearly all of our total revenues. Direct premiums written and earned for the three and nine months ended September 30, 2006 and 2005 can be seen in Note 9.

Massachusetts Segment

      For the first nine months of 2006, direct premiums written declined $6,911, or 0.5%, over the comparable period of 2005, while direct premiums earned increased $17,503, or 1.5%, over the same periods. The decrease in direct premiums written resulted primarily from a decrease in premiums written for personal automobile, offset in part by an increase in premiums written for commercial automobile and homeowners.

      For the third quarter of 2006, direct premiums written increased $2,703, or 0.6%, over the comparable quarter of 2005 and direct premiums earned increased $2,235, or 0.6%, over the same periods. Increases in homeowners direct premiums written and earned were the primary drivers of the increased direct premiums. An increase in commercial automobile direct earned premiums offset a decline in personal automobile direct earned premiums during the quarter.

      The decrease of $19,831 in year-to-date direct premiums written for personal automobiles resulted from a decrease of 5.8% in the average written premium per exposure, partially offset by a 4.1% increase in written exposures. The increase in exposures resulted from the combination of increased volumes from continuing voluntary agents, which accounted for one


third of the increase, and volumes from new ERPs assigned to us under the previously discussed redistribution plan, which accounted for the remaining two thirds. For 2006, the Commissioner approved an 8.7% decline in the state mandated average personal automobile rate, which resulted in the 5.8% decline for us.

      Direct premiums written for commercial automobile and homeowners both increased for the first nine months of 2006 over the same period a year earlier. Commercial automobile direct premiums written increased $6,249, or 8.7%, due to a 4.7% increase in average premium per policy coupled with a 3.8% increase in the number of policies written. The increase in the number of commercial automobile policies is the direct result of the new limited servicing carrier program enacted by the Commissioner, effective January 1, 2006. Homeowners increased $7,574, or 7.5%. This increase is due to a 6.9% increase in average premium per policy partially offset by a 1.0% decline in the number of written policies, coupled with increased FAIR plan volumes.

      Assumed premiums from CAR were $78,377 and $107,679 for the nine months ended September 30, 2006 and 2005, respectively. This decrease was the result of decreased cessions of private passenger automobile premiums to CAR by us and the rest of the industry for 2006, as compared to the same period in the prior year. Due to the lag in receiving data from CAR, each quarter we are required to estimate CAR results for the most recent quarter.

      As a result of the termination of our 75% quota share agreement, Massachusetts net premiums increased $60,532 in the third quarter of 2006. This increase in written premium resulted in approximately $26,029 in earned premium for the quarter.

Other than Massachusetts Segment

      For the first nine months of 2006, direct premiums written declined $18,221, or 9.7%, over the comparable period of 2005, while direct earned premiums declined $21,700, or 11.7%, primarily the result of the decline in direct premiums written. The decrease in direct premiums written resulted primarily from a decrease in premiums written for personal automobile. The overall decrease in personal automobile direct premiums written is primarily due to a decline in the number of policies. The decline in the number of policies is largely attributable to the loss of American Commerce's former largest agent, AAA Arizona, Inc., which resulted in a 59% decline in personal automobile policies in force in Arizona from the prior year. In addition, direct premiums written in Ohio declined 26% primarily due to the state's highly competitive market. Direct premiums written for homeowners declined due to an 8% decrease in the number of policies in force as compared to a year earlier, primarily the result of the decrease in business in Arizona, Ohio and Kentucky. In general, we are attempting to increase the business we write by lowering rates in the states in which we write business in response to competitive pressures and enhancing our technology to make it easier for agents to write business with us. Partially offsetting these declines were increases in Oregon and Washington. Direct premiums written increased 20% in Oregon and 11% in Washington, both as a result of increases in policy counts.

      For the third quarter of 2006, direct premiums written declined $2,623, or 4.2%, from the same period in the prior year, while premiums earned declined $6,486, or 10.5%. These declines resulted from the same factors as previously discussed for the year-to-date periods. Arizona personal automobile in force policy count at September 30, 2006 has stabilized as compared to June 30, 2006.

      As a result of the termination of our 75% quota share agreement, other than Massachusetts net premiums increased $17,176 in the third quarter of 2006. This increase in written premium resulted in approximately $7,386 in earned premium for the quarter.

Net Investment Income

Key measures of net investment income for the quarter ended September 30 follow:

	2006	2005	Change

Average month-end investments (at cost)	$2,865,215	$2,666,468	$198,747
Net investment income, before federal tax	34,417	30,040	4,377
Net investment income, after federal tax	26,017	23,795	2,222
Net investment income as an annualized percentage of average net investments (at cost), before federal tax	4.8%	4.5%	0.3%
Net investment income as an annualized percentage of average net investments (at cost), after federal tax	3.6%	3.6%	-


Key measures of net investment income for the nine months ended September 30 follow:

	2006	2005	Change

Average month-end investments (at cost)	$2,834,257	$2,627,629	$206,628
Net investment income, before federal tax	104,065	90,360	13,705
Net investment income, after federal tax	78,972	70,415	8,557
Net investment income as an annualized percentage of average net investments (at cost), before federal tax	4.9%	4.6%	0.3%
Net investment income as an annualized percentage of average net investments (at cost), after federal tax	3.7%	3.6%	0.1%

      The increase in our net investment income for both quarter and year-to-date periods was due to the combination of increased invested assets, as noted above by the increase in average month-end investments, at cost, coupled with an increased return on those invested assets. The yield increased 30 basis points to 4.9% for the first nine months of 2006. The increase in invested assets is primarily attributable to cash generated from operating activities, including the $48.6 million of net cash received upon termination of the quota share agreement. The primary contributor to the increase in yield was government bonds, which includes mortgage-backed securities (up 110 basis points), partially offset by a decline in dividends on common stocks and municipal bonds (down 40 basis points). The duration of our fixed maturity portfolio at September 30, 2006 was 4.9 years compared to 4.9 years at year-end 2005.

Realized Investment Gains and Losses

Net realized investment gains (losses) for the three and nine months ended September 30 follow:

	Three Months		Nine Months

	2006	2005	2006	2005

Transaction net gains (losses):
Fixed maturity securities	$(2,433)	$1,882	$(1,317)	$19,899
Equity securities	(410)	1,123	(1,071)	3,093
Venture capital funds	4,812	217	6,243	1,826
Other investments	-	(726)	16	(396)

Total transaction net gains	1,969	2,496	3,871	24,422

Other-than-temporary impairment losses:
Fixed maturity securities	-	(146)	(1,103)	(305)
Equity securities	(1,839)	(743)	(1,839)	(4,547)

Total other-than-temporary impairment losses	(1,839)	(889)	(2,942)	(4,852)

Equity in earnings (losses) of closed-end preferred stock mutual funds	7,700	(1,411)	6,736	1,230

Net realized investment gains	$ 7,830	$ 196	$ 7,665	$20,800

      The higher level of net realized investment gains for the current year quarter was primarily due to the increase in gains on preferred stock mutual funds and venture capital funds. The increase in equity in earnings (losses) of closed-end preferred stock mutual funds, which hold significant amounts of long duration preferred stocks, was primarily the result of the decrease in general market interest rates during the third quarter. The lower level of gains for the current year to date period was primarily due to a higher level of general interest rates through the second quarter as compared to the previous year.

Policy Acquisition Costs

      Year-to-date policy acquisition costs increased $34,728, or 10.0%, over the same period a year ago. The increase is primarily due to increases in agents' profit sharing and commissions, a reduced amount of acquisition costs deferred and a decrease in ceded reinsurance commissions. Year-to-date 2006 commissions increased $5,907, or 3.0%, over the same period last year. This increase was principally due to an increase in the Massachusetts 2006 policy year mandated personal automobile commission rates partially offset by a reduction in direct written premiums. Year-to-date 2006 agents' profit sharing expense increased $5,535, or 6.2%, over the same period last year. This increase resulted from an improved loss ratio for the first nine months of 2006 versus the first nine months of 2005. Ceded reinsurance commissions decreased primarily as a result of the termination of the quota share treaty on June 30, 2006.


Financial Condition

      Our stockholders' equity per share increased 12.4% from $19.39 per share at December 31, 2005 to $21.79 per share at September 30, 2006, after dividends paid of $0.725 per share. The carrying value of our total investments increased 8.0% primarily due to the investment of cash generated from operating activities and an increase in unrealized gains. Since December 31, 2005, the ratio of our total liabilities to stockholders' equity improved to 176% from 200% primarily due to net earnings for the nine months ended September 30, 2006, investment portfolio appreciation, and declines in unpaid losses and LAE, partially offset by increases in unearned premiums.

Liabilities for unpaid losses and loss adjustment expenses at September 30, 2006 and December 31, 2005 follow:

	September 30, 2006	December 31, 2005

Net voluntary unpaid losses and LAE	$809,113	$806,552
Voluntary salvage and subrogation recoverable	(93,816)	(102,878)
Assumed unpaid losses and LAE reserves from CAR	135,005	152,506
Assumed salvage and subrogation recoverable from CAR	(21,481)	(21,481)

Total voluntary and assumed unpaid losses and LAE reserves	828,821	834,699
Adjustment for ceded unpaid losses and LAE reserves	137,222	163,497
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid losses and LAE	$957,043	$989,196

      Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. Our twelve-month rolling net premiums written to statutory surplus ratio was 1.16 to 1.00 for the period ended September 30, 2006 and 1.22 to 1.00 for the period ended September 30, 2005.

      The decrease in unpaid loss and LAE was primarily due to better loss results, which resulted in lower reserves, coupled with a decrease in unpaid losses assumed from CAR. On July 1, 2006, we terminated our 75% quota share agreement. This termination did not have any impact on the total unpaid loss and LAE amount; however, it did impact categories within the unpaid loss and LAE total. The net voluntary unpaid losses and LAE increase, as shown in the chart above, was primarily due to the fact that other than automobile reserves established in the third quarter of 2006 were fully retained by us as opposed to being 75% ceded for periods prior to June 30, 2006. This increase is directly correlated to the corresponding decrease for ceded unpaid losses and LAE reserves.

      The increase in unearned premiums was primarily the result of the seasonality of policy effective dates. The total amount of a policy's premium is recorded as written premium on the first day on which the policy is effective; however, the policy premium is earned ratably over the ensuing year. This was partially offset by a decrease in direct written premium coupled with a decrease in assumed unearned premium from CAR.

Liquidity and Capital Resources

      Liquidity management allows us to meet our cash needs at a reasonable cost under various operating environments. Liquidity is actively managed and reviewed in order to maintain stable, cost-effective funding to meet our operating needs. Liquidity comes from a variety of sources such as cash flow from operating activities and borrowing capacity. Management believes its current liquidity exceeds its operational requirements as of September 30, 2006.

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


basis. Our borrowing capacity is based primarily upon the composition and market value of Commerce's investment portfolio. At September 30, 2006, we estimate Commerce's borrowing capacity at approximately $400,000. Since becoming a member in 2005, Commerce has not borrowed from FHLB of Boston.

      During the second quarter of 2006, we entered into an agreement to fund a commercial loan participation of $10,000. As of September 30, 2006, $1,185 of this commitment has been funded and is included in other investments on the consolidated balance sheet. The remaining commitment will be funded through ordinary operating cash flows over the next two years.

      On June 30, 2006, our 75% one-year quota share reinsurance program expired. This program covered all non-automobile property and liability business, except umbrella policies. Due to our entering into a catastrophe reinsurance agreement, as noted earlier, we did not continue with the quota share program effective July 1, 2006. Upon termination of the quota share program, we received the unearned premium amount at June 30, 2006, less the provisional commission rate of 37.5%. This amounted to a payment received from our reinsurers of $48,568, which was paid in September of 2006. Also as a result of the termination of this agreement, our net premiums written has increased $77,708 in the third quarter of 2006. This increase in written premium impacted our earned premium this quarter and will impact earned premium on a pro-rata basis as the policies expire over the course of the next nine months.

Investment Strategy and Interest Rate Risk

      Our investment strategy emphasizes after-tax investment yield while maintaining overall investment quality. The primary focus of our investment objectives continues to be maximizing after-tax investment income through investing primarily in high-quality diversified fixed income investments structured to maximize after-tax investment income while minimizing risk. We generally invest in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. When the appropriate opportunity arises, we may sell investment securities to increase after-tax total return. We held no derivatives, emerging market securities or hedge funds at September 30, 2006 and December 31, 2005.

Interest Rate Sensitivity

      Our investments include positions in fixed maturity, equity, short-term and cash equivalents markets. Therefore, we are exposed to the impacts of interest rate changes in the market value of investments. We estimated our exposure to interest rate changes and equity price risk at September 30, 2006 using sensitivity analysis. The interest rate impact is the effect of a hypothetical interest rate change of plus-or-minus 100 and 200 basis points on the market value of fixed maturities and preferred stocks.

      Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio. The following table summarizes our interest rate risk, based on the results of the sensitivity analysis at September 30, 2006.

Hypothetical Change in Interest Rates	Estimated Market Value of Fixed Income and Preferred Stock Investments	Estimated Increase (Decrease) in Market Value	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity(1)

200 basis point increase	$2,220,098	$(322,492)	(14.2)%
100 basis point increase	2,375,407	(167,183)	(7.4)
No change	2,542,590	-	-
100 basis point decrease	2,707,404	164,814	7.3
200 basis point decrease	2,908,403	365,813	16.1

___________________
(1)	Net of income taxes at an assumed rate of 35%.

      The duration of a security is the time-weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates. The duration reflects industry prepayment assumptions. The analytic systems we used to calculate the above utilize optional call dates, sinking fund requirements and assume a non-static prepayment pattern in deriving market value estimates and duration averages. As of September 30, 2006, December 31, 2005 and September 30, 2005, our weighted average duration was 4.9 years, 4.9 years and 4.5 years, respectively. Our


fixed income portfolio's weighted average duration includes all fixed maturities and preferred stocks. Our percentage of adjustable rate investments amounted to 22.1% of total fixed maturity investments at September 30, 2006 as compared to 21.4% a year earlier.

Equity Price Risk

We estimated that our exposure to equity price risk at September 30, 2006 has not changed materially from that at December 31, 2005.

Forward-Looking Statements

      This quarterly report may contain statements that are not historical fact and constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipates," "estimates," "plans," "projects," "continuing," "ongoing," "expects," "may," "will," "could," "likely," "should," "management believes," "we believe," "we intend," and similar words or phrases. These statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. All forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this quarterly report and in our recently filed annual report on Form 10-K and in other documents filed with the SEC. Among the key factors that could cause actual results to differ materially from forward-looking statements are:

*	the possibility of severe weather, terrorism and other adverse catastrophic experiences;

*	adverse trends in claim severity or frequency and uncertainties in estimating property and casualty losses;

*	adverse state and federal regulations and legislation;

*	adverse judicial decisions;

*	adverse changes to the laws, regulations and rules governing the residual market system in Massachusetts;

*	fluctuations in interest rates and the performance of the financial markets in relation to the composition of our investment portfolio;

*	premium rate making decisions for private passenger automobile policies in Massachusetts;

*	potential rate filings;

*	heightened competition;

*	our concentration of business within Massachusetts and within the personal automobile line of business;

*	market disruption in Massachusetts, if competitors exit the market or become insolvent;

*	the cost and availability of reinsurance;

*	our ability to collect on reinsurance and the solvency of our reinsurers;

*	the effectiveness of our reinsurance strategies;

*	telecommunication and information system problems, including failures to implement information technology projects timely and within budget;

*	our ability to maintain favorable ratings from rating agencies, including A.M. Best, S&P, Moody's and Fitch;

*	our ability to attract and retain independent agents;


*	our ability to retain our affinity relationships with AAA clubs, especially in Massachusetts;

*	our dependence on a key third party service vendor for our automobile business in Massachusetts;

*	our dependence on our executive officers; and

*	the economic, market or regulatory conditions and risks associated with entry into new markets and diversification.

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


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

CAR Regulatory Reform

      The SJC heard oral arguments on May 4, 2006. On August 23, 2006, the SJC issued its decision, ruling that the Commissioner has the authority to implement an assigned risk plan. On October 18, 2006, the Commissioner gave notice of a hearing which will take place on November 10, 2006 to afford all interested parties the opportunity to provide testimony regarding transition rules and the MAIP rules. An implementation schedule has been proposed wherein new business would be written through the MAIP effective April 1, 2007 and renewal business effective July 1, 2007. The proposed revised transition rules and proposed MAIP rules can be viewed on CAR's website at http://commauto.com. We are currently reviewing the proposed changes and, if necessary, will revise our business strategies in response to the above but are unable to quantify any impact of these changes at this time.

AAA Arizona

The parties have filed dispositive motions that address some of the respective claims of the parties. We currently expect that the trial will commence during the first half of 2007.

Commerce Bancorp, Inc., et al.

      On July 13, 2006, the Court held a hearing, at which a judicial stipulation was made on behalf of Commerce Bancorp, Inc., et al. that the defendants no longer intended to use the name Commerce Insurance Services, Inc. in Massachusetts. On that date, the Court referred the case to mediation. On July 14, 2006, in light of the judicial stipulation made on behalf of the defendants, we withdrew, without prejudice, our pending motion for a preliminary injunction. The parties participated in mediation on September 28, 2006 without agreement being reached. On October 26, 2006, we filed a Supplemental Complaint to supplement our claims to include the defendant's intended use of the name Commerce Banc Insurance Services in Massachusetts. The defendant's response is due on or before November 9, 2006.

Item 1A. Risk Factors

There has been no material change regarding risk factors from those set forth in our annual report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2006, we granted 400,000 stock options to eligible agents of American Commerce pursuant to a Letter Agreement dated January 29, 1999.

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


      The right of the recipient to exercise these options is contingent upon the average volume of other-than-Massachusetts private passenger automobile and homeowners direct written premiums placed and maintained with American Commerce for a five-year period specified in each option agreement. If qualified, the recipient may purchase our common stock at $37.25 for a period of five years beginning July 31, 2011. Unexercised options will terminate not later than July 31, 2016. The options may be exercised only by withholding option shares to pay the exercise price.

      In November 2001, our Board of Directors authorized a stock buy-back program to purchase up to 4,000,000 shares of our common stock, as adjusted for the June 2006 stock split. During the nine months ended September 30, 2006, we did not acquire any of our common stock. There are 1,716,600 shares that may yet be purchased under our repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2006	-	-	-	1,716,600
August 1-31, 2006	-	-	-	1,716,600
September 1-30, 2006	-	-	-	1,716,600

Total	-	-	-

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

10.42	The Commerce Group, Inc. Named Executive Officers' Salaries

31.1	CEO Certification Statements under Section 302 of The Sarbanes-Oxley Act of 2002

31.2	CFO Certification Statements under Section 302 of The Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification Statements under Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMERCE GROUP, INC.

/s/ Randall V. Becker

Randall V. Becker Senior Vice President and Chief Financial Officer

Dated: November 8, 2006
