Form 10-K
period 2006-12-31
COMMERCE GROUP INC /MA
filed 2007-03-01
CIK 811612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 001-13672

The Commerce Group, Inc.SM (Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2599931 (IRS Employer Identification No.)

211 Main Street Webster, Massachusetts (Address of principal executive offices)	01570 (Zip Code)

Registrant's telephone number, including area code: (508) 943-9000 Securities registered pursuant to Section 12(b) of the Act:

Title of each Class Common stock, $.50 par value per share	Name of each exchange on which registered New York Stock Exchange

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

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2006 was $1,607,245,641.


As of January 31, 2007, the number of shares outstanding of the registrant's common stock (exclusive of treasury shares) was 66,595,083.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement for its annual meeting of stockholders, which the registrant intends to file within 120 days after the end of the registrant's fiscal year ended December 31, 2006, are incorporated by reference into Part III hereof as provided therein.

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

Catastrophe reinsurance

A form of excess of loss reinsurance which, subject to specified limits, indemnifies the ceding company for the amount of loss in excess of a specified retention, with respect to an accumulation of losses resulting from a catastrophic event or series of events.

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

Direct	Refers to premiums, losses, LAE and underwriting expenses on policies which a company writes before accounting for business ceded and assumed through reinsurance.

Direct written premiums	Total premiums for insurance sold to insureds, as opposed to, and not including, assumed reinsurance premiums.

Domestic insurer	An insurance company that operates in the state in which it is incorporated.

Earned premiums	The portion of net premiums written that is equal to the expired portion of policies recognized for accounting purposes as income during a period. Also known as premiums earned.


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

Loss adjustment expenses (LAE)	The expenses relating to settling claims, including legal and other fees and the portion of general corporate expenses allocated to claim settlement costs.

Loss and LAE ratio	The ratio of incurred losses plus LAE (including corporate expenses), net of reinsurance recoveries, to earned premiums.

Loss reserves

Liabilities established by insurers to reflect the estimated cost of claim payments and the related expenses that the insurer will ultimately be required to pay in respect of insurance it has written. Reserves are established for losses and for LAE.

Net premiums written	Direct premiums written for a given period less premiums ceded during such period plus premiums assumed during such period.

Participation ratio

A Massachusetts insurer's share of the CAR results. For private passenger automobile, the participation ratio is based upon the insurer's market share of automobile risks not reinsured through CAR, adjusted for utilization of CAR and credits for voluntarily writing less desirable under-priced business and ceded exclusions.

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


Salvage	The sale of damaged goods for which the insured has been indemnified by the insurance company.

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

Take-all-comers

A phrase used to characterize the Massachusetts personal automobile insurance system under which all servicing carriers are required to underwrite and accept virtually all risks submitted to them. Once accepted, an insurer can write the business voluntarily or can cede it to CAR.

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

PART I

ITEM 1. BUSINESS

      Our principal line of business is writing personal automobile insurance. We were incorporated in 1976. We write insurance through our principal subsidiary, Commerce, which was incorporated in 1971 and began writing business in Massachusetts in 1972 and New Hampshire in 2001. We also write insurance through three other subsidiaries -- Citation, Commerce West and American Commerce. Citation was incorporated in Massachusetts on September 24, 1981. We acquired Commerce West on August 31, 1995 and we acquired American Commerce on January 29, 1999. Citation writes insurance in Massachusetts. Commerce West writes insurance in California, Oregon and Arizona. American Commerce, a wholly-owned subsidiary of AHC, is located in Columbus, Ohio and actively writes insurance in 11 states. We own 95% of AHC's common stock; 5% is owned by AAA Southern New England (AAA SNE).

      We provide personal and commercial property and casualty insurance in Massachusetts and, to a lesser extent, in other states. We market our products primarily through our network of independent agents. Our core product line is personal automobile insurance. We also write commercial automobile and homeowners insurance. We have been the largest writer of personal property and casualty insurance in Massachusetts in terms of direct premiums written since 1990. At November 30, 2006, our estimated share of the Massachusetts personal automobile market was 31.2%, up from 29.9% at the end of 2005. Beginning in 2003, we became the largest insurance company writing homeowners insurance in Massachusetts. In 2006, we were the second largest writer of commercial automobile insurance in Massachusetts. On a consolidated basis, we were ranked the 19th largest personal automobile insurance group in the country by A.M. Best, based on 2005 direct written premium information.

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

Insurance Business Overview

Property and Casualty Insurance - Massachusetts	Property and Casualty Insurance -- Other Than Massachusetts
Subsidiaries (A.M. Best's rating*)	• Commerce (A+ Superior) • Citation (A+ Superior)	• American Commerce (A+ Superior) • Commerce West (A+ Superior) • Commerce (New Hampshire only)
Insurance Products	• Personal Automobile • Commercial Automobile • Homeowners • Other	• Personal Automobile • Commercial Automobile • Homeowners • Other
Principal Markets	• Massachusetts	• California • Washington • Oklahoma • Rhode Island	• Oregon • Arizona • Ohio • Kentucky
Market Position(a)	• Largest writer of personal automobile insurance (31.2%) • Largest insurance company writing homeowners insurance • Second largest writer of commercial automobile insurance (13.7%)	American Commerce: • Less than 3% of personal automobile market in several states Commerce West: • Less than 1% of personal automobile market in California
Principal Competitors (personal automobile market share)(a)	• Safety Insurance Companies (11.2%) • Arbella Insurance Co. (9.6%) • Liberty Mutual (7.8%) • Metropolitan Insurance (7.0%) • Travelers (6.9%)	American Commerce: • Allstate (10.1% of U.S. market) • Travelers (2.2% of U.S. market) Commerce West: • Mercury Insurance (8.6% of California market)
In-force Policies at December 31, 2006	• 1,155,452	American Commerce: • 164,177 Commerce West: • 40,336 Commerce (New Hampshire Only): • 10,140

*	Consolidated rating is based on our Inter-affiliate Pooling Agreement.
(a)

The market share percentages for our Massachusetts segment and our Massachusetts competitors represent the Massachusetts market at November 30, 2006 as reported by CAR. The market share percentages for our Other Than Massachusetts segment were reported by A.M. Best and represent the market share at December 31, 2005.

Our direct premiums written for the years ended December 31, 2006 and 2005 follows (dollars in millions):

	Massachusetts		All Other States		Total		% of Total

	2006	2005	2006	2005	2006	2005	2006	2005

Personal automobile	$1,345	$1,366	$171	$185	$1,516	$1,551	81.3%	82.8%
Homeowners	146	136	43	42	189	178	10.1	9.5
Commercial automobile	102	95	9	10	111	105	6.0	5.6
Other lines	38	39	10	1	48	40	2.6	2.1

Total	$1,631	$1,636	$233	$238	$1,864	$1,874	100.0%	100.0%

Percentage of total	87.5%	87.3%	12.5%	12.7%	100.0%	100.0%

We attribute our success primarily to the following factors:

*	our strong relationships with independent insurance agencies that provide us with quality business;

*	a highly experienced management team with a proven track record;

*	our in-depth understanding of the Massachusetts regulatory and underwriting environments;

*	our ability to operate efficiently with significant economies of scale;

*	our strong relationships with various AAA organizations;

*	our ability to compete in an affinity group marketing environment;

*	our advanced information systems with an extensive underwriting database in Massachusetts; and

*	our history of maintaining a strong financial condition.

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

      Massachusetts Business. We believe that a significant factor in our success is our focus on the personal automobile insurance market in Massachusetts, which accounted for $1,345,043, or 72.2% of our total direct premiums written for the year ended December 31, 2006. The terms, conditions, and rates of personal automobile insurance are subject to extensive regulation in Massachusetts. As a consequence of our focus on the Massachusetts market, we have both an in-depth understanding of this market and the ability to respond effectively to shifts in the state's regulatory and underwriting environments. Currently, we are required by law to accept virtually all private passenger automobile insurance business submitted to us by our agencies in Massachusetts. Our ability to underwrite this business profitably, however, depends on our understanding of the risks in the business as well as our management of reinsurance through CAR.

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

      As of February 2007, we have entered into long-term marketing agreements with three Massachusetts AAA clubs that extends our business partnership from a minimum of three years to a minimum of twenty years. The largest of these clubs, AAA SNE, has been an agent of Commerce since 1984 and has sponsored a successful affinity marketing program since 1995. Participating agents, including AAA SNE, writing in the AAA Marketing Program in Massachusetts wrote $675,904, or 50.3%, of our Massachusetts direct personal automobile premium.

      We believe our long-term commitment to providing consistent markets for Massachusetts insurance agencies is a significant factor in enabling us to increase and maintain our market share by contracting with agencies that meet our agency criteria. We believe that Massachusetts insurance agencies are more likely to seek to develop and expand relationships with


domestic insurers that, like us, have a long-term commitment to, and focus on, the Massachusetts personal automobile market. According to the most recent data from CAR, in excess of 80% of the Massachusetts personal automobile market is written through independent agents.

      Business in Other States. American Commerce predominantly writes private passenger automobile and homeowners insurance in 11 states through 158 independent insurance agencies, 24 of which are owned and operated by AAA clubs. This is an increase from the 21 AAA-owned agencies of a year ago. During 2005, American Commerce began using independent agents in Arizona and Indiana. Products are similar to those offered by us in Massachusetts, although pricing of products is determined on a state-by-state basis. All of ACIC's business is underwritten at its headquarters in Columbus, Ohio. American Commerce primarily targets preferred insurance risks.

      In December 2006, we entered into an agreement whereby AHC will acquire SWICO Enterprises, Ltd., the holding company for Hempstead, New York-based property and casualty insurer State-Wide Insurance Company. Through this acquisition, we intend to enter the New York and, eventually, the New Jersey personal lines insurance markets. The transaction, which is subject to regulatory approval and which is expected to close early in the second quarter of 2007, is valued at approximately $55 million. In 2006, State-Wide Insurance had direct written premiums of approximately $38 million.

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

      Commerce West predominantly writes preferred private passenger automobile insurance in California. All of Commerce West's business is underwritten at its headquarters in Pleasanton, California. Commerce West also writes standard and non-standard private passenger and commercial automobile business in California and non-standard business in Oregon. Commerce West writes its business through 1,356 independent insurance agencies and brokers in California, Oregon and Arizona.

      A listing of direct written premiums for those states in which American Commerce and Commerce West write insurance, and the one state other than Massachusetts in which Commerce writes insurance, for the years ended December 31, follow:

Company	State	2006	2005	2004

American Commerce:	Washington	$ 40,745	$ 36,919	$ 30,583
	Oklahoma	27,955	25,814	23,467
	Rhode Island	25,486	25,299	24,126
	Oregon	20,334	17,026	15,338
	Arizona(a)	13,244	31,790	49,494
	Ohio	9,947	13,458	18,295
	Kentucky	8,939	9,625	10,166
	Indiana	4,156	4,330	5,364
	Tennessee	3,993	4,299	4,939
	Idaho	3,030	3,283	3,392
	South Dakota	1,164	1,164	1,110
	Other:
	Discontinued states(b)	316	1,959	5,538
	American Nuclear Insurers (ANI)	8,881	-	-

	Total	$168,190	$174,966	$191,812

Commerce West:	California	$ 51,258	$ 51,500	$ 49,327
	Oregon	1,821	3,399	4,769
	Arizona	3,050	805	-

	Total	$ 56,129	$ 55,704	$ 54,096

Commerce:	New Hampshire	$ 8,539	$ 7,610	$ 7,669

(a)	As noted above, AAA Arizona stopped writing new business with American Commerce in February 2005.
(b)	Represents states from which American Commerce has discontinued writing.


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

      The pool participation percentage of each insurance subsidiary reflects the ratio of that subsidiary's year end 2003 policyholders' surplus to our aggregate policyholders' surplus. We have used the same pooling percentages in 2004, 2005 and 2006 as follows:

Commerce Insurance	79.6%
Citation Insurance	10.0%
American Commerce	7.2%
Commerce West	3.2%

      Through the pooling agreement, Commerce assumed from all the other insurance subsidiaries all of their combined premiums, losses, loss expenses and underwriting expenses. In addition, Commerce combined this business with its own direct and assumed business, and then ceded back to the other insurance subsidiaries, net of applicable reinsurance, their respective percentage of the combined premiums, losses, loss expenses and underwriting expenses of all of our insurance subsidiaries, including Commerce. Accounts are rendered quarterly with inter-company balances settled within the next quarter. The pool may be terminated in the event of an uncured breach or by mutual agreement of all of the parties.

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

Our published maximum automobile liability limits by state follow (in thousands):

	Maximum Liability Limits			Most Commonly Purchased Limits

	Per Person	Per Accident	Property Damage	Per Person	Per Accident	Property Damage

Commerce and Citation:
Massachusetts personal	$ 500	$1,000	$ 250	$100	$300	$100
New Hampshire personal	250	500	250	100	300	100
Massachusetts voluntary
commercial(a)	1,000	1,000	500	($1,000 combined single limit)
Commerce West:
California personal	500	500	100	15	30	10
Oregon personal	250	500	100	25	50	10
Arizona personal	250	500	100	15	30	10
California commercial	($1,000 combined single limit)			15	30	10
American Commerce:
Majority of states	1,000	1,000	1,000	100	300	50

___________________
(a)	Our Massachusetts voluntary commercial accounts have a choice between the separate limits indicated and a maximum liability limit of $1,000 for combined single limit, which is the most common choice.

      Citation provides a separate rating tier for preferred commercial automobile business and homeowners business. Citation wrote approximately 10% of our Massachusetts commercial automobile premium produced during 2006. We also implemented a separate rating tier within Citation for higher risk commercial automobile business, for April 2006

policy effective dates. We expect that these secondary rating tiers will continue to assist us in retaining better commercial automobile and homeowner accounts.

      Homeowners Insurance. We also offer homeowners insurance in Massachusetts, including policies in company-designated coastal areas, which were less than 3.1% of our total Massachusetts homeowners policies at year end. Our average homeowners policy is an all risk, replacement cost insurance policy covering a dwelling and its contents. Our published limits of liability for property damage to a dwelling in Massachusetts are a minimum coverage of $100, a maximum coverage of $1,000, and the most commonly purchased amounts per policy are between $150 and $300. Some policies over this amount are written after underwriting review. For personal liability, the minimum coverage is $100, the maximum coverage is $1,000 and the most commonly purchased amount per policy in Massachusetts written by Commerce and Citation is $500. Generally, the average amount of contents coverage is 70% of the amount of coverage for the dwelling, with limitations on the amount of coverage per item placed on securities, cash, jewelry, furs, silverware, computer equipment, and firearms. However, additional coverage for such items can be purchased. We also offer personal liability umbrella coverage of $1,000, $2,000, $3,000, $4,000 and $5,000, which is reinsured through Swiss Re America.

      We offer a preferred risk homeowners product through Citation, which has an alternative pricing schedule for selected insureds meeting more restrictive underwriting guidelines. Citation produced approximately 55% of our Massachusetts homeowner business during 2006, calculated based on direct premiums written.

      American Commerce writes homeowners insurance as well. The maximum liability limit for homeowners insurance written by American Commerce is $750, and the most commonly purchased coverages are between $100 and $200. Commerce West does not write homeowners insurance.

      During the first two quarters of 2006, our homeowners business was reinsured through a 75% quota share agreement. That agreement terminated on June 30, 2006. Effective July 1, 2006, we entered into a series of agreements that provide catastrophe reinsurance for our insurance subsidiaries' other-than-automobile property lines of business. Prior to July 1, 2006, we utilized various one-year quota share agreements to reinsure this business. For the period July 1, 2005 to June 30, 2006, we had a 75% quota share agreement, for the period July 1, 2004 to June 30, 2005 it was a 70% agreement and for the period July 1, 2003 to June 30, 2004, 65%. Refer to Note M to the audited consolidated financial statements in this Form 10-K for additional reinsurance information.

Massachusetts Automobile Business

      Massachusetts automobile business is the principal component of our Massachusetts property and casualty operations. In each of the last three years, the Commissioner has approved decreases in the state mandated average Massachusetts personal automobile insurance premium rate. The Commissioner approved average decreases of 11.7% in personal automobile premiums for the one-year period beginning April 1, 2007 and 8.7% for the fifteen months beginning January 1, 2006. Coinciding with the 2007 and 2006 rate decisions, the Commissioner also approved the base commission agents receive for selling private passenger automobile insurance. The Commissioner approved no change in commission dollars for 2007 and a 1.5% increase for 2006. The following table shows the state-mandated average rate change, the actual average written premium change per exposure and our average written premium change per exposure as estimated for 2007 and for the three previous years in Massachusetts.

Year	State Mandated Average Rate Change (2)	Actual State Average Written Premium Change Per Exposure (2)	Commerce Average Written Premium Change Per Exposure

2007 (1)	(11.7)%	NA	(6.4)%
2006	(8.7)%	(5.5)%	(5.6)%
2005	(1.7)%	1.5%	0.4%
2004	2.5%	7.0%	5.8%

(1)	Estimated for Commerce average written premium change per exposure.
(2)	Based on Massachusetts Division of Insurance filings.
NA	Data currently unavailable.

      The actual state average written premium change per exposure represents the change in the average premium paid by drivers in Massachusetts, as opposed to the state mandated average rate change. As can be seen above, our average written premium change per exposure corresponds more closely to the actual state average written premium change. The reason for this is that both take into account newer vehicles, as compared to the state mandated average rate change which


does not consider written premium arising from the mandated rate applied to new vehicle purchases. The 2007 figure also takes into account the fact that the 2007 rate decrease does not take effect until April 1.

      The Commissioner approved an 11.7% decrease in the state mandated average personal automobile insurance premium rate for the one-year period beginning April 1, 2007. Management estimates that this will translate into a 6.4% decline in the average written premium per exposure for 2007. We estimate the 2007 net pre-tax impact of the 6.4% decrease in our 2007 average written premium per exposure to be approximately $34,400. The majority of the impact on earned premium will occur during the last quarter of 2007 and the first quarter of 2008 as premiums for policies with 2007 effective dates become earned.

      Commonwealth Automobile Reinsurers. A significant aspect of our automobile insurance business relates to our interaction with CAR. CAR enables Commerce and the other participating insurers to reinsure any personal automobile risk that the insurer perceives to be under-priced. CAR is responsible for the administration of the personal and commercial automobile reinsurance mechanisms in Massachusetts. Participating insurers, which are responsible for over 99% of total direct premiums written for personal automobile insurance in Massachusetts, are required to offer automobile insurance coverage to all eligible applicants pursuant to "take-all-comers" requirement, but may reinsure under-priced business with CAR. In addition, participating insurers are obligated to accept private passenger ERPs from CAR and to provide a private passenger automobile insurance market in Massachusetts for those agencies. ERP assignments occur by line of business and may apply to personal automobile only, commercial automobile only, or both lines.

      CAR maintains separate pools for personal and commercial automobile risks. All companies writing automobile insurance in Massachusetts share in the underwriting results of CAR business for their respective product line or lines, whether or not they are servicing carriers. CAR has annually generated underwriting losses, primarily in the personal automobile pool. Accordingly, each automobile insurer attempts to develop and implement underwriting strategies that will minimize its relative share of the CAR results while maintaining acceptable loss ratios on risks not reinsured through CAR. The gap between our personal automobile market share and participation ratio has increased from 3.7% for 2005 to 4.2% for 2006.

      Massachusetts has considered alternative methods to CAR for structuring the residual or involuntary market. Most recently, in December 2006, the former Commissioner approved rules which would have instituted an assigned risk plan, the Massachusetts Automobile Insurance Plan (MAIP), to provide private passenger automobile insurance for those individuals unable to obtain insurance voluntarily, in place of CAR. An assigned risk plan would place these individuals directly with an assigned insurance company. These regulations were to be effective April 1, 2007 for certain new business, July 1, 2007 for SDIP Point 10 and above new and renewal business and January 1, 2008 for all business except clean-in-three renewals. However, on January 19, 2007, the Acting Commissioner suspended these rules for up to ninety days in order to hear additional comment. A public hearing was held on February 15, 2007. In addition, a new Commissioner was named during February 2007. We are unable to predict the outcome of the hearing or what, if any, changes to the current Massachusetts residual market mechanism may occur or determine the effect of any decision on our financial condition or results of operations.

      Effective for January 1, 2006, the Commissioner approved the CAR plan to implement a limited servicing carrier (LSC) program for the commercial automobile residual market. The program is an attempt to streamline the handling of commercial automobile risks by reducing the number of servicing carriers while equalizing access for agents to the residual market. The plan calls for six companies, including Commerce, to be appointed LSCs. All agents were assigned as ERPs to one of the LSCs for processing ceded policies. While only six carriers were appointed LSCs, CAR results will be distributed to the industry based upon retained voluntary market share. We wrote approximately $9.1 million in LSC business in 2006, with approximately $4.1 million of commercial automobile business from newly assigned commercial automobile ERPs, as well as $5.0 million through ERPs who also represented Commerce during 2005.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K has additional information about CAR.

Marketing

      We market our insurance products exclusively through a network of licensed independent agents in all states, except in California where we also utilize some brokers. As of December 31, 2006, we had 772 agents throughout Massachusetts (of which 214 are ERPs), 52 agents writing business in New Hampshire, 1,356 agents and brokers in California, Oregon and Arizona for Commerce West, and 1,022 agents in 11 states for American Commerce. Our voluntary, private passenger independent agencies may also represent other insurance companies, some of which may compete directly with us. The private passenger ERPs may represent other companies for lines of business other than personal automobile and, for these


other lines, the ERPs may represent companies that compete with us. Commercial automobile ERPs may have voluntary contracts with Commerce, or with another carrier who competes with us. The independent insurance agencies are under contract with our subsidiaries and must conduct their business according to the provisions of their contracts. Voluntary contracts for Massachusetts agencies may be terminated by us upon 180 days notice to the agency or at will by the agency. Commerce and Citation may extend the termination date for renewal business to 13 months. ERP contracts may be terminated by us with 30 days notice, if the ERP violates CAR rules and our actions are upheld by the CAR Governing Committee.

      Massachusetts Business. We seek to establish long-term relationships with voluntary agencies that can generate a sizable volume of business with profitable underwriting characteristics and for which we will be among the top one or two preferred writers of private passenger automobile policies.

The following summarizes the longevity of our voluntary independent agents as of December 31:

	2006	2005

Less than five years	147	157
Five to ten years	91	83
Ten to fifteen years	116	103
More than fifteen years	204	187

      We also assess whether the mix of a prospective agency's business will expand our presence in one or more of our core product lines. In 2006, the agencies representing us in Massachusetts produced an average of approximately $2,019 of our direct written premiums per agency, a 3.1% decrease as compared to 2005. Direct premiums written in 2006 and 2005 by our Massachusetts agencies follow:

	No. of Agencies

Premium Range	2006	2005

Under $1,000	286	292
$1,000 to $2,000	254	224
$2,000 to $3,000	104	111
$3,000 to $4,000	49	50
Over $4,000	79	93

Our three largest agencies produced $106,191, $23,499 and $18,576 of our 2006 Massachusetts direct premiums written, or approximately 6.5%, 1.4% and 1.1% of total Massachusetts direct premiums written, respectively.

      Included in the total of Massachusetts personal automobile direct premiums written are premiums that were the result of appointments of new agents. During 2006, Commerce had 95 new appointments. Of these new appointments, 20 were voluntary agents resulting in an additional $5.1 million in premiums. The remainder of the new appointments were ERPs assigned to Commerce by CAR. Business obtained from these new ERPs amounted to $59.3 million of personal automobile and $4.1 million of commercial automobile business. In addition, 49 former ERPs accepted voluntary contracts during 2006. These former ERPs produced $70.5 million in premiums during 2006.

      We carefully monitor an agency's performance. An Agency Evaluation Committee, composed of representatives of our Marketing, Underwriting, and Premium Accounting departments, uses a host of pre-established criteria (loss ratio, premium volume, business distributions, etc.) to continuously evaluate agencies. Generally, we will counsel an agency on how to improve its underwriting and profitability before we consider terminating the agency. During 2006, we terminated 41 non-ERP agencies. These terminated agencies wrote $23.5 million in premiums during 2006.

      Our agencies receive commissions on policies written for us and are eligible to receive additional compensation through a profit sharing arrangement. The Commissioner annually establishes a minimum average direct commission for personal automobile insurance, which in 2006 was 11.8%. For qualified agents, we pay a bonus to increase compensation paid on an agent-by-agent basis, varying the amount based on premium volume, risk distribution, length of time with us, and historical profitability. Our agents' profit sharing is tied to the underwriting profit on policies written by an agency. We generally pay a qualifying agency up to 45% of the rolling three-year underwriting profit attributable to the agency's business. The arrangement for profit sharing on Massachusetts policies utilizes a three-year rolling plan, with one-third of each of the current and the two prior years' profit or loss calculations, summed to a single amount. This amount, if positive, is multiplied by the profit sharing rate and paid to the agent. To qualify for profit sharing, an agent generally must have a three-year average loss ratio of 60% or better. CAR credits for voluntary business written in under-priced territories and


credits for writing youthful operators on a voluntary basis can increase the loss ratio tolerance for profit sharing. Books of business with limited credits must achieve a lower loss ratio, generally around 55%, to qualify. In 2006, our total commissions to our agencies were 21.6% of direct premiums written, of which direct commissions and profit sharing were 13.9% and 7.7%, respectively, versus total compensation expensed of 20.5%, of which 13.2% was direct commissions and 7.3% was profit sharing in 2005. Direct commissions are higher than the personal automobile minimum commission rates primarily due to negotiated commissions in 2006 to agencies with better performing private passenger automobile books of business, coupled with higher commissions on non-automobile lines of business. In addition, ceded reinsurance commission returned declined to 3.6% of direct premiums written in 2006 from 4.9% in 2005, due to termination of our other-than-automobile quota share agreement. Ceded reinsurance commissions returned reduce commission expense.

      We devote substantial time and resources to the development of our information systems, which we believe have enhanced both our underwriting and our agency support. Through the use of several customized software programs, we have the ability to analyze our internal historical underwriting data and use such information in making, in our belief, more informed underwriting decisions. Our information systems also enable us to provide extensive support to our agencies. This support includes a direct billing system, which covers approximately 99% of our policyholders, and an on-line inquiry system, which allows agencies to ascertain the status of pending claims and direct bill information via the Internet. We also have over 225,000 policyholders utilizing Electronic Funds Transfer (EFT) which carry no billing service fees. The system also allows agents on-line access to manuals, reports and forms. We also offer an agency upload for personal and commercial automobile and an agency download product for personal and commercial automobile, as well as homeowners. We expect to expand these offerings from time to time. During 2006, approximately 98% of our agents had access to one or more of these systems. We offer on-line access to insureds for certain premium billing and claim information.

      We believe that, because of our compensation arrangements and our emphasis on service, we are the preferred provider for most of our agencies. Although we believe, based on annual surveys of our agencies, that our relationships with our independent agencies are excellent, any disruption in these relationships could adversely affect our business.

      Affinity Programs in Massachusetts. Since 1995, we have been a leader in affinity group marketing in Massachusetts by providing discounts to members of the AAA clubs. Based on information provided to us by the AAA clubs operating in Massachusetts, we believe that membership in these clubs represents approximately one-third of the Massachusetts motoring public. In 2006, we increased our total Massachusetts private passenger automobile written insurance exposures by 4.3%, ending 2006 with approximately 31.2% of the Massachusetts private passenger automobile market, up from 29.9% at the end of 2005, primarily as a result of the new ERPs added throughout CAR's redistribution. We estimate a 42% penetration of AAA members in Massachusetts. The AAA Affinity group discount has been established at 5% for 2007. The rate for 2006, 2005 and 2004 was also 5%.

      Programs in Other States. Both American Commerce and Commerce West file and seek approval for premium rates with the respective divisions of insurance in the states where they do business. American Commerce competes for business primarily by using AAA-owned and operated independent agencies that offer competitively priced products and provide quality service. The independent agencies are offered compensation in the form of commission and profit sharing, based primarily on loss ratios. In addition, the AAA-owned agencies are also offered stock options and bonuses based on the year-over-year increase in the volume of agency business written with American Commerce. Commerce West competes for business by using independent insurance agencies and brokers that offer competitively priced products and provide quality service. Commerce West offers compensation to agents and brokers in the form of commissions and profit sharing, which are based in part on the underwriting results of the agency business written with us. Commerce offers competitively priced products and commissions to agents in New Hampshire. Profit sharing, based on loss experience, is also offered as an inducement for exceptional business.

      During 2006 and 2005, we invested approximately $9,300 and $7,500, respectively, in several software implementation projects for the primary purpose of strengthening our business in states other than Massachusetts. Our largest initiative toward achieving this goal involves a comprehensive upgrade of our information systems. The specific objectives of this upgrade are to:

*	provide an easy-to-use, stable, robust platform that supports flexible product development and growth of market share;

*	support independent business decisions and processing needs driven by ACIC and New Hampshire business users;

*	consolidate processing of our other-than-Massachusetts, multi-state business written through American Commerce, Commerce, and Citation onto one system; and

* enhance data integrity and control mechanisms.

In addition to upgrading to the latest version of our base system software, we will also implement enhanced agency upload capabilities. Specifically, the Agency Port initiative will significantly improve, we believe, our agents' ease of doing business with American Commerce, Commerce and Citation. American Commerce licensed and is implementing the Agency Port web portal for use by its club and agent partners. Commerce and Citation plan to use this product for Massachusetts homeowners as well as Commerce's New Hampshire business. The Agency Port web portal provides automated underwriting and an easy-to-use web-enabled interface for quoting American Commerce products. In the future, this product will also provide for the servicing of ACIC products, as well as the quoting and servicing of Commerce and Citation products. We began this project in late 2005, continued throughout 2006 and completion is expected by 2008.

Underwriting

      We seek to achieve an underwriting profit, as measured by a statutory combined ratio of less than 100%, in each of our product lines. Our strategy is designed to achieve consistent profitability with substantial growth in net premiums written during hard markets and growth that is more modest during soft markets and during Massachusetts mandated premium declines. All of our policies have been written on a "claims incurred basis," meaning that we cover claims based on occurrences that take place during the policy period.

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

      In Massachusetts, we and each of the other servicing carriers of CAR must write virtually all private passenger automobile risks submitted to us. Massachusetts personal automobile insurance rates are fixed annually by the Commissioner. All companies writing personal automobile policies are required to use such mandated rates, unless they have received prior approval from the Commissioner to offer a lower rate such as what we have done with our AAA affinity program. The actual premium paid by a particular policyholder, however, is adjusted, either up or down, based upon the driving record of the insured operator. Moving violations and accidents for which the insured was at fault within the most recent six year period are used to determine each operator's safe driver surcharge or credit. For January 1, 2006 policies, the Massachusetts Safe Driver Insurance Plan (SDIP) changed from a "step-based" to a "point-based" system in an attempt to further improve the accuracy, and the clarity to insureds, of the plan.

      We set our voluntary Massachusetts commercial automobile insurance rates competitively, subject to the Commissioner's authority to disapprove such rates. CAR files the rates for commercial automobile risks reinsured through CAR, subject to the authority of the Commissioner to disapprove the rates, except for ceded private passenger type non-fleet business which is filed by insurance companies and approved by the Commissioner.

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


protect ourselves against loss. For additional information, please refer to Note M to the audited consolidated financial statements included in this Form 10-K.

Involuntary Pool

      Our insurance subsidiaries are required to participate in various Property Insurance Underwriting Associations, the most significant of which is the Fair Access to Insurance Requirements Plan (FAIR Plan) in Massachusetts. The federal government reinsures those insurers participating in FAIR Plans against excess losses sustained from riots and civil disorders. The Massachusetts FAIR Plan has coastal policies which could result in losses which could be material to the FAIR Plan and participating insurance companies. Effective July 1, 2006, the Massachusetts FAIR Plan began purchasing catastrophe reinsurance; consequently, we have exposure for our proportionate share of catastrophic losses greater than their program. Effective July 1, 2006, we entered into a catastrophe reinsurance program which covers catastrophic losses from the FAIR Plan. See Note M of Notes to Consolidated Financial Statements for further discussions.

American Nuclear Insurers (ANI)

      Our insurance subsidiaries are member companies of ANI. ANI is a voluntary association of insurers that provides property insurance protection and nuclear energy liability insurance protection. See Note M of Notes to Consolidated Financial Statements for further details.

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

      We have a 24-hour claim reporting service to third-party claimants and insureds of interested agencies. This service allows customers to report their first notice of a loss at any time of the day, 365 days a year. This reporting methodology allows us to improve customer satisfaction by making the initial claim handling much faster and ultimately reducing indemnity payments such as rental and storage.

Loss and Loss Adjustment Expense (LAE) Reserves

      The following table represents the development of reserves, net of reinsurance, for 1996 through 2006. The top line of the table shows the reserves at the balance sheet date for each of the indicated years, representing the estimated losses and LAE for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of successive years expressed as a percentage with respect to that year's ending reserve liability. The lower portion of the table shows the re-estimated amount as a percentage of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments and the frequency and severity of claims for individual years. Favorable loss development exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2006. Favorable development is depicted as a positive number in the line "Redundancy expressed as a percentage of year end reserves." The table shows that we have redundancies in each of the last ten years.

For additional information, please refer to "Critical Accounting Estimates" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

      In evaluating the cumulative information in the following table, it should be noted that each year's amount includes the cumulative effects of all changes in amounts for prior periods. This table does not present accident or policy year


development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future development based on the following table.

Loss and LAE Reserve Development (dollars in millions)

	2006	2005	2004	2003	2002	2001	2000	1999	1998 (1)	1997	1996

Reserves for losses and loss
adjustment expenses	$850.7	$834.7	$830.1	$792.3	$678.3	$594.2	$585.9	$558.8	$561.2	$529.8	$534.0

Paid (cumulative) as a percentage
of current reserves as of:
One year later		48.4%	49.8%	51.9%	52.8%	52.9%	54.0%	52.5%	49.4%	53.7%	52.6%
Two years later			70.6	72.1	73.2	73.9	74.2	74.7	72.9	78.1	75.4
Three years later				85.1	86.2	86.2	85.9	85.9	84.5	93.1	88.2
Four years later					92.1	92.8	93.0	92.1	90.1	99.4	96.9
Five years later						95.9	96.5	96.5	93.1	102.4	99.8
Six years later							97.7	98.3	94.9	103.7	101.0
Seven years later								98.7	95.8	104.7	101.6
Eight years later									96.0	105.2	102.3
Nine years later										105.4	102.7
Ten years later											102.8
Reserves re-estimated as a
percentage of initial reserves as of:
One year later		94.8%	92.6%	92.8%	96.3%	97.6%	94.0%	92.4%	92.9%	88.4%	84.3%
Two years later			90.1	90.7	93.8	93.9	93.7	90.3	91.9	85.6	79.3
Three years later				89.8	92.7	92.7	91.8	90.3	91.3	85.1	77.4
Four years later					92.2	91.6	91.4	89.3	91.3	84.7	77.3
Five years later						91.0	90.6	89.1	88.8	84.4	77.1
Six years later							90.2	87.8	88.8	81.0	76.8
Seven years later								87.6	88.0	80.7	74.5
Eight years later									87.9	80.1	74.2
Nine years later										80.0	73.9
Ten years later											73.8
Redundancy expressed as a
percentage of year end reserves		5.2%	9.9%	10.2%	7.8%	9.0%	9.8%	12.4%	12.1%	20.0%	26.2%

Gross liability, end of year	$971.9	$989.2	$990.3	$957.4	$815.6	$695.2	$684.7	$671.0	$657.0	$639.7	$658.0
Reinsurance recoverables	121.2	154.5	160.2	165.1	137.3	101.0	98.9	112.2	95.8	109.9	124.0

Net liability, end of year	$850.7	$834.7	$830.1	$792.3	$678.3	$594.2	$585.9	$558.8	$561.2	$529.8	$534.0

Gross re-estimated liability - latest	N/A	$903.4	$873.6	$831.1	$780.4	$677.5	$664.7	$617.1	$618.2	$562.8	$576.0
Re-estimated recoverable - latest	N/A	112.4	125.3	119.3	154.6	136.8	136.2	127.6	124.8	138.9	182.0

Net re-estimated liability - latest	N/A	$791.0	$748.3	$711.8	$625.8	$540.7	$528.5	$489.5	$493.4	$423.9	$394.0

(1)

The 1998 amount includes an adjustment to add $63.1 million in loss and LAE reserves related to the purchase of American Commerce at January 29, 1999. For additional information about losses and LAE, gross and net of reinsurance, see Note F to the audited consolidated financial statements included in this Form 10-K.

NA	Not applicable for 2006.


      Included in our loss reserves are liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as lead paint, oil spills and mold. We held reserves in the amount of $2,050 for lead paint related claims at December 31, 2006. Our reserves for environmental claims such as oil spills and mold were $5,177 and $1,384, respectively, at December 31, 2006. These reserves have been established to cover claims for known losses. Because of our limited exposure to these types of claims, we believe they will not have a material impact on our financial position.

Operating Ratios

      Loss and Underwriting Expense Ratios. Loss and underwriting expense ratios are used to interpret the underwriting experience of property and casualty insurance companies on a statutory basis. Certain corporate expenses included in our loss adjustment expenses and policy acquisition costs do not impact the statutory loss and LAE ratio or the statutory underwriting ratio because they are not expenses borne by our insurance subsidiaries. Examples include a portion of book value awards (BVA) and incentive awards (IA) expense, Employee Stock Ownership Plan (ESOP) expense and directors' compensation. Underwriting profit margins are reflected by the extent to which the sum of the loss and underwriting expense ratios, which we refer to as the combined ratio, is less than 100%. The combined ratio is considered the best simple index of current underwriting performance of an insurer. The ratios which follow include lines of insurance other than automobile. Data for the property and casualty industry generally may not be directly comparable to our data. This is because we conduct our business primarily in Massachusetts, where approximately 87.5% of our direct premiums were written for the year ended December 31, 2006, and, secondly, we primarily write personal automobile insurance.

	Year Ended December 31,

	2006	2005	2004	2003	2002

Company group statutory ratios (unaudited):
Loss and LAE ratio	59.9%	60.8%	62.8%	73.4%	75.1%
Underwriting expense ratio	29.2%	26.5%	24.9%	22.9%	23.6%

Combined ratio	89.1%	87.3%	87.7%	96.3%	98.7%

Industry combined ratio (all writers) (1)	92.6%	96.0%	94.4%	94.4%	104.5%

(1)

Source: A.M. Best's Review/Preview (January 2007), as reported by A.M. Best for all property and casualty insurance companies and adjusted to reflect our relative product mix. The 2006 industry information is estimated by A.M. Best.

      Premiums-to-Surplus Ratio. While there is no regulatory requirement applicable to us which establishes a permissible statutory net premiums-to-surplus ratio, guidelines established by the NAIC provide that this ratio should be no greater than 300%.

The premium-to-surplus ratios for the five years ended 2006 for our industry and us follow (in millions of dollars):

	2006	2005	2004	2003	2002

Net premiums written by us	$1,825.3	$1,736.2	$1,712.5	$1,555.5	$1,313.0
Policyholders' surplus of our
insurance subsidiaries(1)	$1,535.7	$1,477.3	$1,290.1	$1,075.1	$ 662.0
Our ratio	118.9%	117.5%	132.8%	144.7%	198.3%
Industry ratio(2)	90.2%	99.7%	108.5%	117.4%	130.5%

(1)

The increase in policyholders' surplus from 2002 to 2003 was primarily the result of our $300 million debt offering. The proceeds from the offering were used as additional paid-in capital for Commerce.

(2)	Source: A.M. Best's Review/Preview (January 2007), for all property and casualty insurance companies. The 2006 industry information is estimated by A.M. Best.

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


      For additional information on our investment income and investment portfolio, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note C to the audited consolidated financial statements included in this Form 10-K.

Regulation

      Our business is subject to extensive regulation. In Massachusetts, the Commissioner of Insurance is appointed by the Governor and has broad authority. The Commissioner sets maximum policy rates and establishes minimum agent commission levels on personal automobile insurance. In addition, the Commissioner grants and revokes licenses to write insurance, approves policy forms, sets reserve requirements, determines the form and content of statutory financial statements and establishes the type and character of portfolio investments. The Commissioner also approves company submissions regarding affinity group insurance programs and corresponding discounts along with permitted deviations, such as safe driver deviations. Consequently, the policies and regulations set by the Commissioner are an important element of writing insurance in Massachusetts. In states other than Massachusetts, premium rates generally must be filed with, and approved or not disapproved by the Commissioner of Insurance in that particular state. In general, minimum commissions to agents are not set by the other state commissioners.

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

      At the state level, various forms of automobile insurance reform are continuously debated. In Massachusetts, for example, new regulations and legislation are often proposed with the goal of reducing the need for premium increases or to alter CAR results sharing. See Massachusetts Automobile Business section of Item 1, Business, and Commonwealth Automobile Reinsurers section of Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, for further discussion.

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

      Former New York Attorney General Eliot Spitzer and his staff had been challenging two separate but related insurance industry practices -- fraudulent bid fixing and certain contingent commission payments. Mr. Spitzer and his staff took legal action against several companies as a result of these challenges. No such action has been taken against us or any of our subsidiaries by any regulator in regards to these practices, nor do we expect any such action to occur.

      Automobile Insurance Regulation Overview. Massachusetts has required compulsory automobile insurance coverage since 1925. States other than Massachusetts generally have varying levels of minimum compulsory insurance. Under current law, all Massachusetts motorists are required to carry certain minimum coverages mandated by the state. With very limited exceptions, each servicing carrier writing private passenger automobile insurance in Massachusetts must accept all risks submitted to the servicing carrier for the compulsory coverage, but is permitted to reinsure these risks (including affinity group marketing insurance risks) through CAR.

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


      Rates and Commissions. Massachusetts personal automobile insurance rates are fixed and generally established annually by the Commissioner. Affinity group marketing insurance programs and permitted deviations must be annually approved by the Commissioner. We set our voluntary Massachusetts commercial automobile insurance rates competitively, subject to the Commissioner's authority to disapprove such rates. CAR files the rate for commercial automobile risks reinsured through CAR, subject to the authority of the Commissioner to disapprove the rates, except for ceded private passenger type non-fleet business which is filed by insurance companies and approved by the Commissioner. For additional information, see "Commonwealth Automobile Reinsurers."

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

      The Commissioner sets an average minimum direct agency commission rate for personal automobile insurance. With respect to risks reinsured through CAR, the maximum amount of commissions that CAR will reimburse the ceding carrier, as part of their expense allowance structure, is fixed at that prescribed rate.

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

      Under the Massachusetts system of rate regulation, some personal automobile insurance risks are purposefully under-priced by the Commissioner, and therefore, absent state-intervention, insurers would not ordinarily choose to write those risks. The CAR reinsurance program described below is intended to mitigate the burden imposed by under-pricing and the Massachusetts take-all-comers system, by allowing insurers to transfer the exposure for under-priced risks to an industry pool, and by granting participation credits for voluntary writing of certain under-priced risks. While credits are required by statute, the detailed credit offer is annually established by CAR and approved by the Commissioner.

      Commonwealth Automobile Reinsurers. CAR is a Massachusetts state-mandated reinsurance mechanism, under which all premiums, expenses and losses on ceded business are pooled and shared by all insurers. It is similar to a joint underwriting association because a limited number of insurers participate in the program as servicing carriers. At December 31, 2006, there were a total of 19 companies, including Commerce, that were servicing carriers for the personal automobile pool. At December 31, 2006, six insurers, including Commerce, were limited servicing carriers for the commercial automobile market. See the previous discussion of CAR's new commercial program in the Massachusetts Automobile Business section.

      In general, agencies licensed to issue automobile insurance policies are entitled to be assigned to at least one servicing carrier. There are two categories of private passenger agencies: (1) those that have voluntary agreements with one or more servicing carriers, and (2) those that do not. The latter are assigned by CAR, generally to a single servicing carrier and are known as private passenger ERPs. An agent can be an ERP for private passenger automobile or commercial automobile or both.

      An insurer may terminate its participation in CAR by surrendering its license to write automobile policies in Massachusetts. Termination does not discharge or otherwise affect liability of an insurer incurred prior to termination. A withdrawing insurer is assessed a share of CAR's projected results for future years based on the insurer's prior years' participation in CAR. The assessment paid by the withdrawing insurer is redistributed to the remaining insurers based on their participation ratios.

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


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

      The aggregate amount of dividends calculated in accordance with regulations in Massachusetts, California and Ohio that could have been paid in 2006 from 2006 sources from all of our insurance subsidiaries without prior regulatory approval was approximately $238,122, of which $203,410 was declared and paid during 2006. In addition, previously unused dividend capability for the last eleven years from all of our insurance subsidiaries, which can also be used for dividend issuance without regulatory approval, totaled approximately $219,224.

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


certain aspects of an insurer's business. For the year ended December 31, 2006, our consolidated property and casualty operations had no ratios outside the "usual values."

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

      Insurers having less statutory surplus than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC model formula has four levels of regulatory action. The extent of regulatory intervention and action increases as the percentage of surplus to RBC falls. The first level, defined by the NAIC as the "Company Action Level," requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. As indicated in the following table, the RBC level of each of our insurance subsidiaries at December 31, 2006 significantly exceeded the 200% RBC level requirements.

	Commerce	Citation	American Commerce	Commerce West

Statutory surplus	$1,205,881	$139,396	$131,527	$59,238
200% RBC Company Action Level	219,781	25,596	18,491	8,255

Statutory surplus in excess of RBC
Company Action Level	$ 986,100	$113,800	$113,036	$50,983

RBC amounts	$ 109,891	$ 12,798	$ 9,246	$ 4,128

Percent of surplus to RBC amounts	1,097%	1,089%	1,423%	1,435%

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

      Massachusetts. Our insurance products are marketed exclusively through independent agencies, including ERPs. Because most of our voluntary agencies represent more than one company, we face competition within each of these agencies. We compete for business within independent agencies by offering a more attractively priced product through our AAA discount to the consumer and by paying agents significant compensation in the form of commissions and profit sharing. We also seek to provide a consistent market, prompt servicing of policyholder claims and effective agency support services. We have agreed that we shall be the exclusive underwriter of Massachusetts personal automobile group programs for three AAA clubs, and we have extended our agreements with them from a minimum of three years to a minimum of twenty years.

      We believe that the Massachusetts regulatory environment requires a commitment to the market that certain companies have been unwilling to make, and thus have not established a presence or expanded their market share in Massachusetts. We believe that previous proposals to change the Massachusetts personal auto system reflect a desire expressed by some to change the Massachusetts system for regulating automobile insurance to one that is comparable to the regulatory framework in most other states. Any material change to the regulatory environment in Massachusetts could adversely affect our business. For additional information, see "Massachusetts Personal Automobile Insurance" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

      Other States. We compete with various regional and domestic insurers, national agency companies and direct writers. Any of these competitors could undertake actions that could adversely affect our profitability, such as pricing automobile insurance premiums more aggressively or offering greater compensation to independent agencies.


Our Employees

      As of December 31, 2006, we employed 2,187 people. Commerce employed 1,851 people; American Commerce employed 246 people; Commerce West employed 90 people; and Citation had no employees. We are not a party to any collective bargaining agreements, and we believe our relationships with our employees are very good.

Information Available on Our Website

      We make available, free of charge, on our website (http://www.commerceinsurance.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the United States Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The following are also posted on our website and are available in print to any stockholder upon request:

*	Corporate Governance Guidelines
*	Code of Ethics
*	Nominating and Corporate Governance Committee Charter
*	Audit Committee Charter
*	Compensation Committee Charter
*	Procedures to Contact Non-Management Directors
*	Procedures to Contact the Board of Directors
*	Divisions of Insurance Annual Statements

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

The Massachusetts regulatory environment currently:

*	requires personal automobile insurers to issue a policy to any eligible applicant who seeks one, known as the "take all comers" requirement,

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

*	apportions losses incurred by the state-mandated residual market run by Commonwealth Automobile Reinsurers, known as CAR,

*	mandates that higher compulsory and optional coverages be offered to all eligible drivers, and

*	establishes minimum agency commissions.

      Our marketing and underwriting strategies are limited by maximum premium rates and minimum agency commission levels for personal automobile insurance, which are mandated by the Commissioner. Rate decisions by the Commissioner are based upon claims experience and other data which are several years old and may not reflect current conditions. The rates set by the Commissioner affect our results. Future increases in commission rates would also adversely affect our results of operations unless there were corresponding increases in premiums.

      Changes in the prevailing legislative or regulatory environment could adversely affect our competitive position. We are unable to predict what, if any, changes that may be approved, or changes to the regulatory system that the Division or CAR may implement and, therefore are unable to determine whether the impact would be favorable or unfavorable to us, and the effect, if any, that it would have on competition, nor can we predict when any changes would take effect.

We are primarily a personal automobile insurance carrier, and therefore our business may be adversely affected by changing conditions in the industry.

      Approximately 81.3% of our direct premiums written for the year ended December 31, 2006 were generated from personal automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the personal automobile insurance industry could have a material adverse effect on our results of operations and financial condition. Factors that negatively affect cost trends and our profitability include inflation in automobile repair costs, automobile parts costs, used car prices and medical care costs. Increased litigation of claims may also adversely affect loss costs. In addition, these developments in the personal automobile insurance industry would have a disproportionate effect on us, compared to insurers that are more diversified across multiple business lines.

We write a substantial portion of our business in Massachusetts, and therefore our business may be adversely affected by changing conditions and adverse legislative, regulatory and judicial decisions in Massachusetts.

      Approximately 87.5% of our direct premiums written for the year ended December 31, 2006 were generated in Massachusetts. Therefore, our revenues and profitability are subject to prevailing regulatory, economic, demographic, competitive and other conditions, including weather-related events as described below, and regulatory and judicial decisions in Massachusetts. Changes in any of these conditions or the rendering of an adverse regulatory and judicial decision could make it more costly or difficult for us to conduct our business. In addition, these developments would have a disproportionate effect on us, compared to insurers that do not have such a geographic concentration.

Our financial performance may be materially adversely affected by severe weather conditions or other catastrophic losses.

      We are exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by natural events, such as hurricanes, coastal storms, severe ice or snow storms, tornadoes, windstorms, earthquakes, hailstorms and fires, and man-made events, such as explosions, terrorist attacks or riots. The incidence and severity of such catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. The occurrence of claims from catastrophic events is likely to result in substantial volatility in our financial condition or results of operations and our ability to write new business. This volatility is compounded by accounting regulations that do not permit insurers to reserve for such catastrophic events until they occur.

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


terrorist attacks and other man-made catastrophes may produce significant damage over large, heavily populated areas. Although we participate in a reinsurance program to limit our exposure to these types of natural catastrophes, we would have no reinsurance recoveries for a single event catastrophe to the extent that the total loss exceeds $600,000. We would have no reinsurance coverage for terrorist events. Although we attempt to manage our exposure to such events, a single catastrophic event could affect multiple geographic zones or the frequency or severity of catastrophic events could exceed our estimates. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our financial condition or results of operations.

      We are part of a joint underwriting association that provides excess loss coverage to nuclear power plants and related facilities. Our maximum exposure in 2006 in the event of a catastrophic loss at an insured nuclear facility was $11,000 for domestic risks and $10,000 for foreign risks. For 2007, these exposure amounts increased to $12,000 and $11,000, respectively.

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

      Since 1995, we have actively pursued affinity group marketing programs, which provide participating groups with a means of purchasing discounted private passenger automobile insurance through associations and employer groups. The AAA affinity program is the largest of these affinity programs. This is especially true in Massachusetts, where a significant portion of our Massachusetts premiums written is derived through the AAA affinity program. Direct written premiums written through the AAA affinity program during 2006 totaled $675,904, or 36.3% of total direct written premiums or 41.4% of Massachusetts direct written premiums.

      In Massachusetts, we are the exclusive underwriter of personal automobile group programs for three AAA clubs. As of February 2007, we have signed agreements to extend our exclusive agreement with these clubs from a minimum of three years to a minimum of twenty years.

      Direct premiums written by American Commerce in the top five states in which American Commerce does business, excluding Arizona, represented $124,467, or 74.0% of American Commerce's direct premiums written and 6.7% of our total direct premiums written in 2006. Furthermore, all of American Commerce's business in each of these states is generated by one or more insurance agencies owned by a single AAA club in that state, with limited exceptions.

      We have particularly significant relationships with AAA SNE that are important to various aspects of our business. Since 1995 we have maintained an exclusive affinity group marketing relationship with a Massachusetts agency controlled by AAA SNE. In 2006, that agency wrote the greatest amount of our Massachusetts personal automobile business, accounting for $106,191, or 5.7% of our total direct premiums written. AAA SNE also controls a Rhode Island insurance agency that in 2006 produced $25,486 of direct premiums written for our subsidiary American Commerce, representing 1.4% of our total direct premiums written for that year. In addition, AAA SNE owns a 5% equity interest in ACIC Holding, the holding company of American Commerce that is 95% owned by us.

      Should one or more of the significant AAA clubs elect to terminate its exclusive agreement, we would lose a significant avenue for offering affinity discounts, and we may not be able to achieve comparable sales through different affinity programs or otherwise. We also expect that we would lose the business written through any insurance agency owned by an AAA club that elects to terminate its exclusive arrangement with us. A termination of relationships with AAA SNE agencies could also adversely affect our ability to develop or maintain relationships with other AAA clubs. For these reasons, the termination of our exclusive arrangement with one or more of the AAA clubs may have an adverse effect on our business and results of operations.

We are a holding company with no direct operations, and our insurance subsidiaries' ability to pay dividends to us is restricted by law.


      As a holding company with no direct operations and whose only significant assets are the capital stock of our subsidiaries, we rely on net investment income, dividends and other permitted payments from our subsidiaries to pay our expenses. Our subsidiaries may not be able to generate cash flow sufficient to pay a dividend or distribute funds to us. In addition, applicable state laws that regulate the payment of dividends by our insurance subsidiaries could prohibit such dividends or distributions. Under Massachusetts law, an insurer may pay cash dividends only from earnings and statutory surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate in relation to its financial needs. Following the declaration and payment of such dividends, the insurer must file a report with the Commissioner. A Massachusetts insurance company may not pay an extraordinary dividend or distribution unless the insurer gives the Commissioner at least 30 days' prior notice of the declaration and the Commissioner does not disapprove of the plan of payment prior to the date of such payment. An extraordinary dividend or distribution includes any dividend or distribution whose fair market value together with other dividends or distributions made within the preceding 12 months exceeds the greater of 10% of surplus, or net income for the 12 month period ending the 31st day of December. California and Ohio have laws similar to those in Massachusetts regulating the payment of dividends by insurance companies. If our insurance subsidiaries cannot pay dividends in future periods we may have difficulty servicing our debt, paying dividends on our shares of common stock and meeting our holding company expenses.

Established competitors with greater resources may make it difficult for us to market our products effectively and offer our products at a profit.

      We compete with various regional and domestic insurers, national agency companies and direct writers. Some of these competitors have financial resources greater than ours. Any of these competitors could undertake actions that could adversely affect our profitability, such as pricing automobile insurance premiums more aggressively or offering greater compensation to independent agencies. The present soft market exacerbates the risk of these competitive actions.

We may not be able to preclude other companies from engaging in insurance-related business in Massachusetts using the words "Commerce" and "Insurance" in its name or service marks; and we believe that our business will be harmed if any other company in fact conducts insurance-related business in Massachusetts using the words "Commerce" and "Insurance" in its name or service marks.

      Commerce Insurance, which has been writing business in Massachusetts for more than 34 years under the names and marks The Commerce Insurance Company and Commerce Insurance Company, holds Massachusetts state registrations for those marks, but no federal registrations. We have reason to believe that Commerce Bancorp, Inc., a New York Stock Exchange-listed financial services company, and its subsidiary Commerce Insurance Services, Inc. d/b/a Commerce Insurance Brokerage Services, both of Cherry Hill, New Jersey, are now in, or are on the verge of entering, Massachusetts to provide a variety of broker and agency insurance services under variants of the mark Commerce Insurance. Commerce Bancorp has acquired or is seeking to acquire federal registrations for marks including the words "Commerce" and "Insurance." In August 2003, Commerce Bancorp filed applications in the United States Patent and Trademark Office (the "PTO") to register the mark Commerce Insurance Services and the mark Commerce C Insurance Services and related design. Moreover, we understand that Commerce Bancorp acquired by assignment from the original owner the federal registration for the mark Commerce that was issued in 1997 for use in connection with "insurance agencies featuring home, accident, life, property, casualty and business insurance".

      In May 2005, we began opposing both of the applications filed by Commerce Bancorp in a proceeding before the Trademark Trial and Appeal Board. The Trademark Trial and Appeal Board has suspended the proceeding before it pending resolution of a lawsuit filed by our subsidiary Commerce Insurance in the Federal District Court of Massachusetts against Commerce Bancorp and Commerce Insurance Services on February 22, 2006. In the complaint, Commerce Insurance sought preliminary and permanent injunctions and damages against Commerce Bancorp and Commerce Insurance Services for trade name and service mark infringement and unfair competition under federal statutory law and for trade name and service mark infringement, unfair competition, and dilution under Massachusetts statutory and common law. The Commerce Insurance complaint alleges, among other things, that the use in Massachusetts by Commerce Bancorp and Commerce Insurance Services of marks including the words "Commerce" and "Insurance" will create the likelihood of dilution of our Commerce Insurance marks, because our marks (1) are either inherently distinctive or have acquired secondary meaning, and (2) are likely to be confused with the Commerce Bancorp and Commerce Insurance Services use of their marks.

      On July 13, 2006, the Court held a hearing, at which a judicial stipulation was made on behalf of Commerce Bancorp, Inc. and Commerce Insurance Services that the defendants no longer intended to use the name Commerce Insurance Services, Inc. in Massachusetts. On July 14, 2006, in light of the judicial stipulation made on behalf of the defendants, we withdrew, without prejudice, our pending motion for preliminary injunction. On June 30, 2006, Commerce Bancorp filed an application in the PTO to register the mark Commerce C Banc Insurance Services plus design (the "Design Mark"). On August 29, 2006, Commerce Bancorp filed an application in the PTO to register the mark Commerce Banc Insurance


Services (the "Word Mark"). The application to register the Design Mark was published for opposition on February 20, 2007, and the application to register the Word Mark was to be published for opposition on February 27, 2007. Commerce intends to oppose these applications.

      On October 26, 2006, we filed a Supplemental Complaint in Federal District Court to supplement our claims to include the defendants' intended use of the name Commerce Banc Insurance Services in Massachusetts. The defendants responded on November 9, 2006. The case is proceeding in the United States District Court of Massachusetts, and discovery closes on March 15, 2007. No trial date has been set.

      We cannot predict whether we will be successful in opposing Commerce Bancorp and Commerce Insurance Services either in Federal District Court or before the Trademark Trial and Appeal Board. If our opposition is unsuccessful, we believe that we will continue to be able to use the marks Commerce Insurance, The Commerce Insurance Company and Commerce Insurance Company in Massachusetts, but that our business will be harmed if Commerce Bancorp and Commerce Insurance Services in fact conduct insurance-related business in Massachusetts using the words "Commerce" and "Insurance."

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


      Massachusetts requires that all licensed property and casualty insurers bear a portion of the losses suffered by some insureds as a result of impaired or insolvent insurance companies. In 2006, 2005 and 2004, we were assessed $1,231, $128 and $6,304, respectively, by the Massachusetts Insurance Insolvency Fund (MIIF) as our portion of these losses. In addition, Massachusetts has established an underwriting association in order to ensure that property insurance is available for owners of high risk property who are not able to obtain insurance from private insurers. The losses of this underwriting association are shared by all insurers that write property and casualty insurance in Massachusetts. We are assessed from time to time to pay those losses. The effect of these assessments could reduce our profitability in any given period and limit our ability to grow our business. Additionally, Commerce West and American Commerce are domiciled in California and Ohio, respectively, and are both covered by similar associations in the states in which they do business. These associations operate similarly to the Massachusetts association described above. In 2006, 2005 and 2004, we were (refunded) assessed $(224), $76 and $126, respectively, by these associations.

      We are unable to predict future changes in the political, economic or regulatory environments in Massachusetts and other states. We cannot assure you that existing insurance-related laws and regulations will not become more restrictive in the future or that new restrictive laws will not be enacted, and we cannot predict the potential effects on us of any such laws and regulations.

      Commonwealth Automobile Reinsurers Program. We are subject to the extensive regulation of the private passenger and commercial automobile insurance industry in Massachusetts, and our ability to earn profits may be restricted by these requirements. Owners of automobiles are required to demonstrate minimum automobile insurance coverage prior to registration. Generally, we are required by law to issue a policy to any applicant who seeks it. On the basis of our market share, we are assigned ERPs. In addition, we are required to participate in the state-mandated reinsurance program run by CAR, to which we may cede risks that we believe are underpriced and from which we are allocated a portion of the program's overall losses. Since its inception, CAR has annually generated underwriting losses, primarily in the personal automobile pool. All companies underwriting automobile insurance in Massachusetts share in the underwriting results of the CAR business for their respective product line or lines. A company's proportionate share of the CAR personal automobile results is based on its market share, adjusted by a utilization formula such that, in general, a company's participation ratio is disproportionately and adversely affected if its relative use of CAR reinsurance exceeds that of the industry, and favorably affected if its relative use of CAR reinsurance is less than that of the industry. Participation in the CAR commercial automobile results is based on a company's voluntary market share. Finally, for the personal automobile CAR pool, an insurer's participation ratio may be affected by credits received for not reinsuring through CAR automobile risks in selected underpriced classes and territories. An insurer's participation ratio will be favorably affected if its relative use of credits exceeds that of the Massachusetts industry. Credit values are set annually by CAR, and we cannot forecast whether the yearly changes will be beneficial or detrimental to the results of our personal automobile insurance business.

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

      Massachusetts has considered alternative methods to CAR for structuring the residual or involuntary market. Most recently, in December 2006, the former Commissioner approved rules which would have instituted an assigned risk plan, the Massachusetts Automobile Insurance Plan (MAIP), to provide private passenger automobile insurance for those individuals unable to obtain insurance voluntarily, in place of CAR. An assigned risk plan would place these individuals directly with an assigned insurance company. These rules were to be effective April 1, 2007 for certain new business, July 1, 2007 for SDIP Point 10 and above new and renewal business and January 1, 2008 for all business except clean-in-three renewals. However, on January 19, 2007, the Acting Commissioner suspended these rules for up to ninety days in order to hear additional comment. A public hearing was held on February 15, 2007. In addition, a new Commissioner was named during February 2007. We are unable to predict the outcome of the hearing or what, if any, changes to the current Massachusetts residual market mechanism may occur or determine the effect of any decision on our financial condition or results of operations.

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


talented employees. During 2006, Arthur J. Remillard, Jr., our Chairman, President and Chief Executive Officer, retired and was replaced by Gerald Fels, who was then Executive Vice President, as President, Chief Executive Officer and Chairman of the Board. We had employed Mr. Remillard, Jr. and Gerald Fels for approximately 30 years. Randall V. Becker, employed at Commerce since 1986, was elected to succeed Mr. Fels as Chief Financial Officer, effective February 17, 2006. We have employed our eleven executive officers for an average of approximately 15 years.

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

*	increases in the number and size of water damage claims, including those related to expenses for testing and remediation of mold conditions;

*	the use of an applicant's credit rating as a factor in making risk selection and pricing decisions;

*	the availability of coverages that pay different commission levels to agents depending upon premium level; and

*	coverage for wind versus flood damage.

These and other unforeseen emerging claim, coverage and underwriting issues could negatively affect our results of operations or our methods of doing business.

We cannot assure you that our diversification strategy will be effective.

      We expect that our primary focus will continue to be our core business in Massachusetts and on enhancing our geographic diversity by increasing the proportion of business that we originate from the other states where we now have a significant presence. In addition, we have sought and may continue to seek to take advantage of opportunities that may arise to expand our core business into other states where we believe the independent agent distribution channel is strong or where American Commerce is able to establish new relationships with AAA clubs. Other than our previously announced expansion into New York and New Jersey through the SWICO acquisition, we do not currently have expansion plans, other than in the states in which we currently write business. As a result of a number of factors, including the difficulties of finding appropriate expansion opportunities and the challenges of operating in an unfamiliar market, we may not be successful in finding opportunities to expand into other states or in taking advantage of opportunities that we may identify. We have not dedicated a specific amount of resources toward any of those diversification strategies for states in which we do not have a presence. There can be no assurance that any of the aforementioned strategies will ultimately be successful.

Our failure to maintain a commercially acceptable financial strength rating would significantly and negatively affect our ability to implement our business strategy successfully.

      An important factor in an insurer's ability to compete effectively is its financial strength rating. A.M. Best generally is considered to be a leading authority on insurance company ratings and information. A.M. Best assigns 15 ratings to insurance companies, which currently range from "A++ Superior" to "F in liquidation." A.M. Best has currently assigned each of our insurance subsidiaries a combined "A+ Superior" rating, which is the second highest rating issued by A.M. Best. According to A.M. Best, an insurer with a Superior rating has a superior ability to meet its ongoing obligations to policyholders. Each of the insurance subsidiaries has also been assigned a stable outlook by A.M. Best, which indicates a company is experiencing stable financial/market trends, and there is a low likelihood that its rating will change in the near term.

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

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

      In addition, reinsurance companies and financial institutions use A.M. Best and other insurance ratings to help assess the financial strength and quality of insurance companies. A decline in the ratings of our property and casualty insurance subsidiaries may dissuade a reinsurance company or financial institution from conducting business with us or they may increase our reinsurance or interest costs.

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

Market fluctuations and changes in interest rates have had, and may continue to have, significant and negative effects on our investment portfolio and stockholders' equity.

      Our results of operations depend in part on the performance of our invested assets. We had fixed maturity, preferred stock and preferred stock mutual fund investments with a market value of $2.7 billion at December 31, 2006 that are subject to:

*

market value risk, which is the risk that our invested assets will decrease in value, due to a change in the prevailing market yields on our investments, an unfavorable change in the liquidity of an investment or an unfavorable change in the financial prospects or a downgrade in the credit rating of the issuer of an investment or one or more other factors;

*

reinvestment risk, which is the risk that interest rates will decline, an investment will be redeemed and we will not be able to reinvest the proceeds in a comparable investment that provides a yield equal to or greater than the investment which was redeemed; and

* liquidity risk, which is the risk that we may have to sell assets at an undesirable time and/or price to provide for payment of claims or other liabilities.


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

      Our fixed-maturity investment portfolio includes mortgage-backed and other asset-backed securities. As of December 31, 2006, mortgage-backed securities and other asset-backed securities constituted approximately 14.6% of our cash and invested assets. As with other fixed maturity investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities and other asset-backed securities are paid more quickly, requiring us to reinvest the proceeds at the then current market rates.

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

      We continue to monitor the effects of changing interest rates on the value of our fixed maturity and preferred stock investments. We estimate that a 200 basis point immediate increase in market interest rates would decrease the fair value of those investments at December 31, 2006 by 15.4%, or $399,295.

Our ownership interests in closed-end preferred stock mutual funds may cause our capital gains (losses) and corresponding net earnings to be more volatile than many other similar companies.

      Our net earnings have been significantly affected by our ownership interests in closed-end preferred stock mutual funds that we account for using the equity method of accounting. For our investment in any fund in which we own 20% or more of the fund's share, the equity method of accounting requires us to categorize as a realized investment gain or loss the change in the net asset value of that fund as compared to the end of the immediately preceding fiscal quarter. These funds primarily invest in preferred stock and, therefore, an increase in interest rates would cause a significant decrease in the respective net asset values of those funds and, as a direct consequence, a significant increase in the net realized investment losses that we would recognize for those investments. As of December 31, 2006, we had investments in three funds, with a carrying value of $141,654, in which we own more than 20% of the funds' shares and therefore account for them under the equity method of accounting.

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

The failure of a key third party service vendor would adversely affect our ability to timely write Massachusetts automobile policies, which would adversely affect our results of operations.

      We use an unrelated third party service vendor, CGI Technologies and Solutions, Inc. (CGI Tech), to provide rating and policy production data to us for use in underwriting our Massachusetts personal and commercial automobile policies. CGI Tech is a wholly-owned subsidiary of CGI Group, Inc., a provider of information technology services with which we have done business since the 1970s. CGI Tech may terminate the service agreement only in the event of a material breach of the agreement by us or upon our insolvency. The agreement also provides that if CGI Tech is no longer able to make the service available, we have the option to license immediately the software used by CGI Tech for a fee of $250.

      In the event that CGI Tech becomes unable to provide us these services and we were to exercise the option to license the software, we would have to transition either to our own mainframe or to leased computer facilities, which we believe could take up to 30 days and possibly longer, depending primarily on availability of computer hardware and information technology personnel. During this period, we would have to process manually renewals and new applications in-house, which would significantly slow our processing time. Due to the variables involved, we are unable to estimate the length of the interruption or the expense we would incur in such a case, but we expect that such a disruption would adversely affect our future customer and agency relations and may materially and adversely affect our results of operations.

      On November 20, 2003, we renewed our service agreement with CGI Tech; the term of the agreement is to run until December 31, 2009. We signed on November 22, 2006 an addendum that provides for CGI Tech to convert to a new processing system, and extends our contract for two years. However, it is contingent on them getting two of their other clients to sign and only one has signed.

      If we were to lose the services of CGI Tech and determine that licensing their software was not practicable, we do believe that alternative sources for these services would be available. We are unable to estimate whether the annual cost for these services would be higher or lower than our costs under the current agreement, though we do not believe that the difference for these services would materially affect our results of operations in future periods. We expect, however, that a transition to an alternate vendor would take a significant amount of time and expense. Due to the variables involved, we are unable to estimate the length of the interruption or the expense we would incur in such a case, but we expect that such an interruption could adversely affect our customer and agency relations, and may materially and adversely affect our results of operations.

We rely on our information technology and telecommunication systems, and the failure of these systems could materially and adversely affect our business.

      Increasingly, our businesses are dependent on computer and Internet-enabled technology. Although we have and test various disaster recovery plans, a sustained shutdown of one or more of our facilities, or a failure of one or more of our information technology, telecommunications or other business systems, could significantly impair our ability to perform our normal functions on a timely basis. In addition, because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such service exceeds capacity or third party systems fail or experience interruptions. If sustained or repeated, such a business interruption, systems failure or service denial could result in a deterioration of our ability to write and process new or renewal business, provide customer service, pay claims in a timely manner or perform other necessary corporate functions. This could materially and adversely affect our results of operations and future customer relations.

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

An element of our growth and diversification strategy is the acquisition of other property and casualty insurance companies. Any pending or future acquisition we decide to undertake will involve risks.

      The acquisition and integration of other similar property and casualty insurance companies is an element of our growth and diversification strategy. This strategy depends on identifying suitable acquisition opportunities and reaching mutually agreeable terms with acquisition candidates. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs or utilize significant resources. Further, acquisitions may result in dilution for the owners of our common stock, our incurrence of debt and contingent liabilities, and fluctuations in quarterly results. In addition, the businesses and other assets we acquire may not achieve the financial results that we expected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      We do not have any unresolved written comments regarding our periodic or current reports that were received from the staff of the United States Securities and Exchange Commission not less than 180 days before December 31, 2006.

ITEM 2. PROPERTIES

      We conduct our operations for our property and casualty -- Massachusetts segment from approximately 436,000 square feet of space in several buildings that we own in Webster, Massachusetts, which is located approximately 50 miles southwest of Boston. Our data processing and operational departments are housed in modern office buildings. Our property and casualty -- Other than Massachusetts segment consists primarily of the operations of Commerce West and American Commerce. Commerce West currently leases approximately 22,000 square feet of office space in Pleasanton, California. American Commerce conducts its operations from approximately 40,000 square feet of space in a building it owns located on a two acre site in Columbus, Ohio. American Commerce also leases property at three district claims offices.

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

AAA Arizona

      As previously disclosed, in AAA Arizona, Inc. v. American Commerce Insurance Company (United States District Court for the District of Arizona), originally filed on May 16, 2005, AAA Arizona alleges, among other claims, that American Commerce has violated its contract with AAA Arizona by failing to pay approximately $1,700 in profit sharing that AAA Arizona claims to have earned during 2004. AAA Arizona also alleges that American Commerce is interfering with AAA Arizona's relationship with its members. AAA Arizona seeks an order from the court and an award of actual and consequential damages in total of approximately $10,000. We cannot estimate, as of the date of this Form 10-K, the amount of consequential damages that may be awarded to AAA Arizona if it is successful. American Commerce intends to vigorously defend against AAA Arizona's claims unless a reasonable settlement appears appropriate.

Commerce Bancorp.

      Commerce Insurance, which has been writing business in Massachusetts for more than 34 years under the names and marks The Commerce Insurance Company and Commerce Insurance Company, holds Massachusetts state registrations for those marks, but no federal registrations. We have reason to believe that Commerce Bancorp, Inc., a New York Stock Exchange-listed financial services company, and its subsidiary Commerce Insurance Services, Inc. d/b/a Commerce Insurance Brokerage Services, both of Cherry Hill, New Jersey, are now in, or are on the verge of entering, Massachusetts to provide a variety of insurance services under variants of the mark Commerce Insurance. Commerce Bancorp has acquired or is seeking to acquire federal registrations for marks including the words "Commerce" and "Insurance." In August 2003, Commerce Bancorp filed applications in the United States Patent and Trademark Office (the "PTO") to register the mark Commerce Insurance Services and the mark Commerce C Insurance Services and related design. Moreover, we understand that Commerce Bancorp acquired by assignment from the original owner the federal registration for the mark Commerce that was issued in 1997 for use in connection with "insurance agencies featuring home, accident, life, property, casualty and business insurance".

      In May 2005, we began opposing both of the applications filed by Commerce Bancorp in a proceeding before the Trademark Trial and Appeal Board. The Trademark Trial and Appeal Board has suspended the proceeding before it pending resolution of a lawsuit filed by our subsidiary Commerce Insurance in the Federal District Court of Massachusetts against Commerce Bancorp and Commerce Insurance Services on February 22, 2006. In the complaint, Commerce Insurance sought preliminary and permanent injunctions and damages against Commerce Bancorp and Commerce Insurance Services for trade name and service mark infringement and unfair competition under federal statutory law and for trade name and service mark infringement, unfair competition, and dilution under Massachusetts statutory and common law. The Commerce Insurance complaint alleges, among other things, that the use in Massachusetts by Commerce Bancorp and Commerce Insurance Services of marks including the words "Commerce" and "Insurance" will create the likelihood of dilution of our Commerce


Insurance marks, because our marks (1) are either inherently distinctive or have acquired secondary meaning, and (2) are likely to be confused with the Commerce Bancorp and Commerce Insurance Services use of their marks.

      On July 13, 2006, the Court held a hearing, at which a judicial stipulation was made on behalf of Commerce Bancorp, Inc. and Commerce Insurance Services that the defendants no longer intended to use the name Commerce Insurance Services, Inc. in Massachusetts. On July 14, 2006, in light of the judicial stipulation made on behalf of the defendants, we withdrew, without prejudice, our pending motion for preliminary injunction. On June 30, 2006, Commerce Bancorp filed an application in the PTO to register the mark Commerce C Banc Insurance Services plus design (the "Design Mark"). On August 29, 2006, Commerce Bancorp filed an application in the PTO to register the mark Commerce Banc Insurance Services (the "Word Mark"). The application to register the Design Mark was published for opposition on February 20, 2007, and the application to register the Word Mark was to be published for opposition on February 27, 2007. Commerce intends to oppose these applications.

      On October 26, 2006, we filed a Supplemental Complaint in Federal District Court to supplement our claims to include the defendants' intended use of the name Commerce Banc Insurance Services in Massachusetts. The defendants responded on November 9, 2006. The case is proceeding in the United States District Court of Massachusetts, and discovery closes on March 15, 2007. No trial date has been set.

      We cannot predict whether we will be successful in opposing Commerce Bancorp and Commerce Insurance Services either in Federal District Court or before the Trademark Trial and Appeal Board. If our opposition is unsuccessful, we believe that we will continue to be able to use the marks Commerce Insurance, The Commerce Insurance Company and Commerce Insurance Company in Massachusetts, but that our business will be harmed if Commerce Bancorp and Commerce Insurance Services in fact conduct insurance-related business in Massachusetts using the words "Commerce" and "Insurance."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol "CGI." The high, low and close prices for shares of our common stock and quarterly cash dividends paid for 2006 and 2005 follow.

	2006				2005*

	High	Low	Close	Dividend	High	Low	Close	Dividend

First Quarter*	$29.68	$25.77	$26.42	$0.225	$35.00	$28.88	$30.99	$0.165
Second Quarter*	31.07	25.89	29.54	0.250	32.17	28.75	31.06	0.190
Third Quarter	30.97	28.40	30.05	0.250	32.12	26.63	29.01	0.190
Fourth Quarter	32.00	29.17	29.75	0.250	29.76	26.82	28.64	0.190

			Total	$0.975			Total	$0.735

* Restated for the June 2006 two-for-one stock split.

      As of January 31, 2007, we had approximately 850 stockholders of record. This number does not include beneficial owners whose shares are held in "street name" or held in accounts for approximately 2,490 participants of our Employee Stock Ownership Plan.

      Dividends on shares of our common stock are declared and paid quarterly at the discretion of the Board of Directors. We have paid dividends on our common stock each year since 1994, but there can be no assurance that we will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to dividends that we have paid in recent periods. We currently expect to continue to pay quarterly cash dividends on our common stock in the future.

      A portion of our cash flow consists of dividends received from Commerce Holdings, Inc. (CHI), which receives dividends from Commerce and Citation. The payment of any cash dividends to holders of common stock by us therefore depends on the receipt of dividend payments from CHI. To the extent our insurance subsidiaries are restricted from paying dividends, CHI will be limited in its ability to pay dividends to us. The payment of dividends by our insurance subsidiaries is subject to limitations imposed by Massachusetts law for Commerce and Citation, by Ohio law for ACIC and by California law for Commerce West, as discussed in Item 1 of this report under "Regulation."

      In November 2001, the Board of Directors authorized a stock buy-back program to purchase 4,000,000 shares of our common stock of which 1,473,868 shares remained to be purchased. In November 2006, the Board of Directors authorized an increase of 3,526,132 shares in the repurchase program to 5,000,000 shares.

      At times, we acquire shares of our common stock through transactions which involved the exercise of stock options by our officers. Instead of paying us cash to exercise their stock options, some officers tendered their previously owned shares of common stock in our Company, in accordance with the stock option agreement. The average price paid per share is calculated in accordance with the stock option agreement, and represents the five-day average of our common stock's daily high and low trading prices prior to exercise. The maximum number of shares that may yet be purchased under publicly announced plans are not affected by these transactions as our Board of Directors determined that such transactions do not apply to its stock buy-back authorization. A summary of all treasury stock transactions for the fourth quarter of 2006 follows:

2006 Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

October	-	$ -	-	1,716,600
November	356,795	29.85	356,795	4,885,937
December	701,494	29.93	701,494	4,184,443

We will provide, upon written request and without charge, a copy of this Form 10-K. Requests must be directed to:

Name:	Randall V. Becker
Title:	Senior Vice President and Chief Financial Officer
Address:	211 Main Street
Webster, MA 01570

COMMON STOCK PERFORMANCE

      The graph below compares the cumulative total stockholder return on the shares of our Common Stock for the last five years with the cumulative total return of the New York Stock Exchange Market Index and a property and casualty industry group established by Value Line (Value Line Property/Casualty Industry Group). The Value Line Property/Casualty Industry Group is composed of 25 companies.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

The Commerce Group, Inc.	$100	$102	$111	$176	$170	$182
Value Line Property/Casualty	$100	$ 94	$115	$126	$138	$154
New York Stock Exchange Market Index	$100	$ 82	$106	$120	$129	$152

This line graph assumes an investment of $100 in our Common Stock, the New York Stock Exchange Market Index and the Value Line Property/Casualty Industry Group on December 31, 2001 and reinvestment of all dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The data below should be read in conjunction with the consolidated financial statements, related footnotes, and other financial information included herein. All dollar amounts are in thousands, except per share data.

	2006	2005	2004	2003	2002

Statement of Earnings Data
Direct premiums written	$1,864,153	$1,874,231	$1,838,241	$1,658,969	$1,406,856
Net premiums written	1,825,278	1,736,191	1,712,543	1,555,499	1,313,014
Earned premiums	1,760,700	1,709,924	1,638,833	1,445,628	1,210,040
Net investment income	143,563	123,211	115,711	92,183	98,466
Net realized investment gains (losses)	16,643	22,907	23,628	76,103	(82,385)
Total revenues	1,949,469	1,884,381	1,806,571	1,640,822	1,257,119
Losses and LAE	1,068,414	1,050,186	1,044,840	1,070,147	909,769
Policy acquisition costs	516,307	463,297	439,232	350,250	295,324
Total expenses	1,603,049	1,531,776	1,502,385	1,421,517	1,205,093
Net earnings	241,535	243,912	214,431	160,943	46,755
Comprehensive income	282,618	220,699	201,751	164,762	59,625

Per Share Data (1)
Net earnings per share -- basic	$3.57	$3.63	$3.27	$2.51	$0.71
Net earnings per share -- diluted	3.55	3.60	3.25	2.49	0.71
Cash dividends paid per share	0.975	0.735	0.655	0.635	0.615
Stockholders' equity per share	22.53	19.39	16.75	14.23	12.30

Balance Sheet Data
Total investments	$3,070,842	$2,765,329	$2,527,733	$2,211,099	$1,613,439
Premiums receivable	480,605	475,112	459,775	408,894	297,610
Total assets	4,110,869	3,927,010	3,612,243	3,211,286	2,419,073
Unpaid losses and loss adjustment
expenses	971,949	989,196	990,260	957,353	815,626
Unearned premiums	935,385	933,160	902,566	810,462	687,148
Bonds payable	298,589	298,388	298,186	297,984	-
Stockholders' equity	1,503,271	1,305,069	1,116,156	912,211	790,052
Dividends paid	65,986	49,414	43,032	40,641	40,277

Key Performance Ratios
Return on equity	18.5%	21.9%	23.5%	20.4%	5.8%

Loss and LAE ratio	60.7%	61.4%	63.8%	74.0%	75.2%
Underwriting expense ratio	28.5%	27.3%	26.2%	23.5%	24.1%

Combined ratio	89.2%	88.7%	90.0%	97.5%	99.3%

(1)	Adjusted for the June 2006 two-for-one stock split.

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

Business Overview

      We provide personal and commercial property and casualty insurance primarily in Massachusetts and in other states. Our core product lines are personal automobile, homeowners, and commercial automobile. We market our products exclusively through our network of independent agents in all states, except California, where we use agents and brokers. Our primary business strategy is to focus on the personal automobile insurance market in Massachusetts and to grow and diversify by increasing the proportion of our business written in other states in which we currently have a significant presence, primarily from Commerce West and American Commerce, and by expanding into the New York and New Jersey personal lines markets through the SWICO acquisition.

      We manage our business in four reportable segments: property and casualty insurance -- Massachusetts; property and casualty insurance -- other than Massachusetts; real estate and commercial lending; and, corporate and other.

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

Massachusetts Regulatory Environment and Commonwealth Automobile Reinsurers (CAR)

Overview

The Massachusetts regulatory environment for personal automobile insurance is characterized by the following key principles:

* requiring personal automobile insurers to issue a policy to any eligible applicant who seeks one, known as the "take all comers" requirement,

*

fixing maximum personal automobile rates, which has the effect of keeping premiums artificially low on specific high risk segments of the market, such as urban and youthful drivers, effectively imposing higher premiums on lower risk segments,

*

assigning certain agents that have not been able to obtain a voluntary contract with another insurer, known as Exclusive Representative Producers, or ERPs, to servicing carriers on the basis of market share,

* apportioning losses incurred by the state-mandated residual market run by CAR,

* mandating that higher compulsory and optional coverages be offered to all eligible drivers, and

* establishing minimum agency commissions.

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

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members will be required to pay the pro-rata share of the member who fails to pay its obligations. As of December 31, 2006, we were not aware of any current CAR member company which has failed to meet its obligations.

Our Revenues and Expenses

Our revenue principally reflects:

*	earned premiums, consisting of:

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

Our Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We consider the following accounting estimates, which are especially dependent upon our judgments and assumptions, to be critical to the preparation of our financial statements.

      Unpaid Losses and Loss Adjustment Expenses. The liability for loss and loss adjustment expenses represents our best estimate of the ultimate net cost of all loss and loss adjustment expenses incurred after reinsurance and amounts estimated to be recoverable through salvage and subrogation. The estimate for the ultimate net cost of all losses incurred through the balance sheet date includes the adjusted case estimates for losses, incurred but not reported (IBNR) losses, salvage and subrogation recoverable and a reserve for LAE. In arriving at our best estimate, we begin with the aggregate of individual case reserves and then make adjustments to these amounts on a line of business basis. The adjustment to the aggregate case reserves by line of business is made based on analyses performed by us. The entire liability for unpaid losses and LAE is also separately reviewed quarterly and annually by our actuarial department. Liability estimates are continually analyzed and updated, and therefore, the ultimate liability may be more or less than the current estimate. The effects of changes in the estimates are included in the results of operations in the period in which the estimates are revised.

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

estimates are revised as deemed necessary by our claims department personnel based on subsequent developments and periodic reviews of the claim.

      In accordance with industry practice, we also maintain reserves for estimated IBNR, salvage and subrogation recoverable and LAE. These reserves are determined based on historical information. Imbedded within the historical information are changes in the volume of policies written, claims frequency, severity and payment patterns, the mix of business and claims processing. IBNR reserves are established for claims that have been incurred prior to year end but have not been reported to us until after year end. Our IBNR reserve is derived by analyzing the amount of losses that have been incurred subsequent to a given calendar year end. We aggregate losses incurred for each of the three years after a given calendar year end and determine the percentage of losses to earned premium for that calendar year. We calculate the IBNR reserve by multiplying the appropriate historical percentage of losses by the earned premium for the current year and each of the prior two calendar years. Our calculations are based on historical losses incurred by line of business and coverage type and are modified where appropriate for changes in premium rates. We monitor the percentages for historical patterns and adjust our IBNR reserves as appropriate.

      Salvage and subrogation reserves are established in a similar manner to IBNR except that we track actual historical salvage and subrogation receipts as a percentage of loss incurred. In addition, we establish LAE reserves by tracking historical expenses as a percentage of incurred losses.

      Our financial management personnel calculate our financial statement loss and LAE reserves independently from those amounts calculated by our actuaries. Our financial management personnel establish our financial statement loss and LAE reserves primarily by reviewing historical loss and LAE data, focusing mainly on payment data. This method of using historical loss payments over discrete periods of time to estimate future losses assumes that the ratio of losses paid in one period to losses paid in an earlier period will remain consistent. This method necessarily assumes that factors that have affected paid losses in the past, such as inflation or the effects of litigation, will remain consistent in the future. Although we review trends for inflation, severity and the effects of litigation, these factors have not caused us to materially modify our loss and LAE reserves. Historical paid loss development methods do not use case reserves to estimate ultimate losses and can be more reliable than the other methods that look to case reserves (such as actuarial methods that use incurred losses) in situations where there are significant changes in how case reserves are established by a company's claims adjusters. However, historical paid loss development methods are more leveraged (meaning that small changes in payments have a larger impact on estimates of ultimate losses) than actuarial methods that use incurred losses because cumulative loss payments take much longer to equal the expected ultimate losses than cumulative incurred amounts. In addition, and for similar reasons, historical paid loss development methods are often slow to react to situations when new or different factors arise than those that have affected paid losses in the past. Because of the nature of our business and the consistent manner in claims settlement, we believe the use of historical payment patterns provides us the most appropriate method for establishing our reserve.

      We also review and compare the most recent loss frequency, severity, and payment data to historical trends in an attempt to determine if patterns are remaining consistent or not. We believe they remain consistent. We record our best estimate of the ultimate losses and LAE that we will incur to settle all claims and IBNR at each reporting date, but the actual amount of such losses and LAE cannot be known until all claims are settled. Our financial statement loss and LAE reserves net of reinsurance (prior to the effect of ceded insurance recoverable), based on our best estimate, were established at $850,775 for December 31, 2006.

      This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no reasonably precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors, as noted above.

      We utilize an actuarial calculation as a test of reasonableness of our financial statement loss and LAE reserves which were calculated by financial management. Our actuaries calculate their estimate of our liability for loss and LAE reserves using generally accepted actuarial reserving techniques. The reserving techniques employed by our actuaries include incurred loss development and paid loss development for all reviewed lines. For voluntary personal automobile liability, two additional methods were used -- claim count times average severity and exposures times ultimate pure premium. In estimating allocated LAE ("ALAE") reserves, our actuaries used two methods -- paid ALAE development and ratio of paid ALAE to paid loss development. For unallocated LAE ("ULAE") reserve, three methods were used -- paid ULAE development, paid ULAE to paid loss ratio development and calendar year paid ULAE to paid loss and ALAE. An average of these methods is calculated, which is called the indicated ultimate loss. The indicated ultimate loss is then subjected to actuarial judgment which considers other factors, such as the resulting ultimate loss ratio, loss trends, changes to business and the relative value of each of the different methods. A selected ultimate loss amount is then determined. Using the criteria of Actuarial Standard


of Practice No. 36, a reserve range is then calculated that the actuary judges to be reasonable based upon appropriate actuarial methods and judgment. The actuarial methods utilized are considered standard for property and casualty companies with losses settling over a relatively short period of time, usually within 0 to 3 years (short-tail liability losses). The same basic assumptions and methods were used at both December 31, 2006 and 2005. Our aggregate actuarial estimate for the loss and LAE reserves, on a consolidated basis and net of reinsurance recoverable, ranges from a low of $778,600 to a high of $893,600 as of December 31, 2006 and a low of $764,600 to a high of $877,900 at December 31, 2005.

      After taking into account all relevant factors, we believe that, based on existing information, the provision for losses and LAE at December 31, 2006 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. However, loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of the liability. The ultimate liability may be greater or lower than established reserves. If the ultimate payment is greater than or less than our estimated liability for losses and LAE, we will incur additional expense or income, as appropriate, which may have a material impact on our results of operations. As our business primarily involves losses with a short-tailed liability, our loss and LAE reserves have more predictable development patterns than other property and casualty insurers whose business involves losses with a longer-tailed loss payment pattern.

      As we base our estimate of loss and LAE reserves primarily on historical payment experience, the following sensitivity analysis assumes that our historical payment experience was impacted by the stated percentages. The factors which could cause the payment experience to change are not analyzed individually as these factors are imbedded in the historical information. Based upon historical results over the last five years, we show a redundancy for all five years, with a minimum redundancy of 5.2% and a maximum redundancy of 10.2% from the initially established reserves. See page 18 for an analysis of our historical loss and LAE reserve development.

      The following sensitivity analysis presents the pro forma effect of a 5.2 and 10.2 percentage point redundancy change in our loss and LAE reserves (prior to the effect of ceded reinsurance recoverable) at December 31, 2006:

Hypothetical Change in Loss and LAE Reserve Estimate	Loss and LAE Reserve Estimate, Net	Pro forma Increase in Net Earnings(1)	Pro forma Percentage Increase in Stockholders' Equity(1)

No change	$850,775	$ -	-
5.2% decrease	806,535	28,756	1.9%
10.2% decrease	763,996	56,406	3.8%

(1)	Net of income taxes at an assumed rate of 35%.

      The hypothetical changes noted above are based on historical experience. Conditions and trends that have affected development of reserves in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future development based on the preceding table.

      We believe that any additional payments due as a result of the inherent uncertainty of establishing loss and LAE reserves as noted in the sensitivity analysis above would be adequately met by our normal operating cash flow.

      The business we assume from CAR is a significant component of our loss and LAE reserves. Our assumed CAR loss and LAE reserves amounted to approximately 13% of our loss and LAE reserves at December 31, 2006 (prior to the effect of ceded reinsurance recoverable). CAR provides information to pool participants on a quarterly basis, one quarter in arrears. CAR provides consolidated results, which consist of all companies' ceded business into the pool, as well as information specific to our company. CAR provides information by line of business on policy year and accident year bases. This information consists of premiums written, unearned premium, earned premium, paid losses, case reserves, IBNR reserves, incurred losses, incurred loss adjustment expenses and underwriting expenses. The starting point for CAR's determination of its loss and LAE reserves is the separate loss and LAE reserves that CAR member companies provide to CAR. CAR then aggregates this information, which is reviewed by CAR's loss reserve committee, comprised of actuaries from member companies. This CAR actuarial committee establishes the total loss and LAE reserves for a given period. Our share of these loss and LAE reserves is derived by multiplying our participation ratio by the total CAR loss and LAE reserves. Management utilizes the information provided by CAR to book the initial amount related to the pool. The consolidated financial results produced by CAR are audited by independent public accountants and we rely on this audit for the incorporation of their reported results into our financial statements. CAR assesses the integrity of premium and claim data submissions by member companies by periodically auditing those member companies. Our actuary also reviews the CAR actuarial committee's work along with total CAR and company loss results for reasonableness.


      The quarterly reports that CAR provides to us are one quarter in arrears when we calculate this component of our financial statement loss and LAE reserves, and therefore, it is necessary for us to make an estimate of the most recent quarter results for CAR. In calculating this estimate we compare the CAR loss and LAE reserve data with historical premium written and earned amounts from CAR. We then utilize the estimated written and earned premiums from CAR for the most recent quarter to calculate losses, LAE and underwriting expenses that would relate to that quarter, and then incorporate that information into our financial results.

      CAR results are less predictable and therefore more susceptible to change than our loss reserves because they are comprised of individual ceded business from all CAR member companies which may or may not use similar reserving methodologies and ceding philosophies as we use.

      Based on the historical data of the five most recent accident years, CAR had redundancies and deficiencies within its accident years. The deficiencies had a low of 2.7% and a high of 3.8% of the initial reserves, while the redundancies had a low of 4.4% and a high of 16.8% of the initial reserves. These are the percentages utilized in our sensitivity analysis for our loss and LAE reserves related to CAR at December 31, 2006:

Hypothetical Change in Loss and LAE Reserve Estimate	Loss and LAE Reserve Estimate, Net	Pro forma Increase (Decrease) in Net Earnings(1)	Pro forma Percentage Increase (Decrease) in Stockholders' Equity(1)

3.8% increase	$114,449	$ (2,724)	(0.2)%
2.7% increase	113,236	(1,935)	(0.1)%
No change	110,259	-	-
4.4% decrease	105,408	3,153	0.2%
16.8% decrease	91,735	12,041	0.8%

___________________
(1)	Net of income taxes at an assumed rate of 35%.

      The hypothetical changes noted above are based on historical experience. Conditions and trends that have affected development of reserves in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future development based on the preceding table.

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

      We review all security holdings on a quarterly basis for potential other-than-temporary impairments due to declines in market value in accordance with GAAP. In general, unrealized losses resulting from an increase in interest rates will not necessarily lead to an other-than-temporary write-down. As part of this process, we consider any significant market decline in the context of the overall market and also in relation to the outlook for the specific issuer of the security and the issuer's industry. Each quarter, we review all securities whose market values have declined below book price. From a quantitative standpoint, we review all securities that have declined more than 20% below book price and have remained so for two consecutive quarters as potentially in need of a write-down. Any other security that we view as impaired for a significant period of time is also a candidate for a write-down, even if the percentage decline is less than 20%. In addition, we perform the following quarterly impairment review of our portfolio:

*	We review all holdings with an unrealized loss of over $250, or a fair market value that is more than 20% below cost.

*	We review all holdings with unrealized losses over $100, or a fair market value that is more than 10% below cost, for securities at a continuous loss position period of 12 to 36 months.

*	We review all securities that have been at a continuous loss position for 36 months or more.

*	We review both issue specific data and general market data for all perpetual preferred stocks that have been at a continuous loss position for over 12 months.

*	Generally, we consider all AAA/AA rated U.S. Government securities with market values less than cost as temporarily impaired due to our intent and ability to hold these securities to full recovery.

*	We consider market activity between our quarter-end date and earnings release date in our evaluation.

*	We will consider other-than-temporary the impairment of any security which we do not intend to hold to maturity or full recovery.

      If a security is deemed other-than-temporarily impaired, we adjust the security's cost basis to market value through realized loss based on publicly available prices or, in the absence of such information, on a price supplied by a broker. There is a risk that we may assess an other-than-temporary decline in market value as being temporary and, consequently, not charge the impairment to our earnings, which could have a significant impact on our future earnings.

      Accrued agents' profit sharing. In addition to state mandated minimum and other commissions on policies written, we pay certain of our agencies compensation in the form of profit sharing under five separate arrangements: one for Commerce and Citation for their Massachusetts agencies; another for Commerce's New Hampshire agencies; one for American Commerce for its agencies; and, two for Commerce West for its agencies. Each of these arrangements entitles qualifying agencies to share in our results based primarily on the underwriting profits of an individual agents' business written with us. Our total obligation under these arrangements is reported on our consolidated balance sheet as "Accrued agents' profit sharing." For segment reporting, our profit sharing expenses are aligned by state; profit sharing expense for our agencies in Massachusetts is included in our Massachusetts segment's earnings; profit sharing expense for our agencies in states other than Massachusetts is included in our Other than Massachusetts segment's earnings.

      Approximately 96% of our total profit sharing expense in 2006 was for our Massachusetts agencies under the Commerce and Citation arrangement. Because this one arrangement accounts for nearly all of our profit sharing expense, the following discussion relates only to the Commerce and Citation plan in Massachusetts and excludes the other four profit sharing plans, the accounting for which we don't consider to be a critical accounting policy. The arrangement utilizes a three-year rolling plan, with one third of the agents' profit or loss for each of the current and the two prior years' calculations summed to a single amount. This amount, if positive, is multiplied by a sliding scale profit sharing commission rate and paid to the agent in the second quarter of the following year.

      We estimate our current year profit sharing expense each quarter. Our expense calculation at year-end has one critical accounting estimate, as defined by the SEC, which we refer to as the discount factors. The discount factors represent our expected profit sharing payments for the second and third years following the current year's payment, net of attrition related to our agencies' profitability and profit sharing eligibility. We don't use a discount factor for the current year's payment because, subject to some final adjustments, our year-end estimate of our next payment is usually reasonably close to the actual payment amount. However, we know from experience that all of the agencies that are currently profitable, after the first and second years of each rolling three-year cycle, will not remain profitable and be entitled to all of the profit sharing earned during those years. Therefore, we apply discount factors in our accrual calculation to the estimated payment amounts for the latter two years to estimate this attrition in profit sharing eligibility.

      We evaluate annually the appropriateness of these discount factors by considering our past experience and other prospective factors that may influence attrition in profit sharing eligibility, such as the pricing and regulatory environments in Massachusetts, current agency experience data, projected results of CAR, and underwriting results. Some of our prospective assumptions that underlie pricing, regulatory, CAR, and other factors are uncertain when we are performing our evaluation. In 2006, we increased our discount factors primarily because our underwriting results continued to be favorable and we expect less future attrition as a result. We believe the change is warranted despite the fact that we are currently in a soft market with significant premium rate decreases in Massachusetts. We believe that although the 2006 and 2007 premium rate reductions scheduled for the next 15 months in Massachusetts will reduce the profitability of our agencies in the state, the


reductions should not cause a significant number of agencies who are currently profitable under our arrangement to become unprofitable in 2007, although we expect the number to grow in 2008 (two years out). By increasing our discount factors in 2006, we increased our profit sharing expense (Commerce and Citation only) in 2006 by approximately $8,600, which equates to a reduction in diluted EPS of approximately $0.08. The December 31, 2006 factors are 95% payable in one year and 75% payable in two years.

      Although the discount factors we used in our 2006 profit sharing estimate resulted from a comprehensive evaluation, our actual future payment results may not agree with these factors due to the uncertainties underlying certain assumptions we had to make. Any expense overage or shortfall will be recognized in our earnings in subsequent years along with our profit sharing estimates for those years. The following table quantifies what the financial effect would have been to our 2006 and 2005 profit sharing expense (Commerce and Citation only), consolidated net earnings (after taxes), and diluted EPS had our discount factors been 500 basis points higher and lower.

Pro forma
	Pro forma	Change in
	Change in Net	Stockholders'
Expense	Earnings(1)	Equity(1)

2006:
500 basis points higher	$131,372	$(4,160)	(0.3)%
Actual	124,972	-	-
500 basis points lower	118,572	4,160	0.3%
2005:
500 basis points higher	126,350	(4,030)	(0.3)%
Actual	120,150	-	-
500 basis points lower	113,950	4,030	0.3%

(1)	Net of income taxes at an assumed rate of 35%.

Massachusetts Personal Automobile Insurance

      Overview. We have been the largest writer of personal property and casualty insurance in Massachusetts in terms of market share of direct premiums written since 1990. Our estimated share of the Massachusetts personal automobile market increased to 31.2% for the year through November 30, 2006, significantly exceeding our two nearest competitors, Safety Insurance Group, Inc. and Arbella Insurance Group, who maintained an estimated 11.2% and 9.6% market shares, respectively.

      In Massachusetts, private passenger automobile insurance is subject to extensive regulation. Owners of automobiles are generally required to demonstrate certain minimum automobile insurance coverages as a prerequisite to registering any automobile. With very limited exceptions, private passenger automobile insurers are required by law to issue a policy to any applicant seeking to obtain such coverages, commonly known as the "take all comers" requirement. Marketing and underwriting strategies for companies operating in Massachusetts are limited by maximum premium rates and minimum agency commission levels for personal automobile insurance, both of which are mandated by the Commissioner.

      Changes in Premium Rates. In each of the last three years, the Commissioner approved an average mandated Massachusetts personal automobile insurance premium rate decrease. The Commissioner approved average decreases of 11.7% for the one-year period beginning April 1, 2007 and 8.7% for the fifteen months beginning January 1, 2006. Coinciding with the 2006 and 2005 rate decisions, the Commissioner also approved commissions agents receive for selling private passenger automobile insurance. The Commissioner approved no change in commission dollars for 2007 and a 1.5% increase for 2006. The following table shows the state-mandated average rate change, the actual average written premium change per exposure and our average written premium change per exposure as estimated for 2006 and for the three previous years in Massachusetts.

Year	State Mandated Average Rate Change (2)	Actual State Average Written Premium Change Per Exposure (2)	Commerce Average Written Premium Change Per Exposure

2007(1)	(11.7)%	NA	(6.4)%
2006	(8.7)%	(5.5)%	(5.6)%
2005	(1.7)%	1.5%	0.4%
2004	2.5%	7.0%	5.8%

(1)	Estimated for Commerce average written premium change per exposure.
(2)	Based on Massachusetts Division of Insurance filings.
NA	Data is currently unavailable.


      Although mandated average personal automobile premium rates decreased 8.7% in 2006, our average written premium per exposure decreased only 5.6%. We believe that the smaller decrease for 2006 as compared to the Commissioner's state mandated average rate resulted primarily from:

*	the fact that our mix of personal automobile coverage differs from that of the industry; and

*

changes to our distribution of risks by class, territory and coverage, including changes resulting from the purchase of new, more expensive automobiles, which were not factored into the Commissioner's rate decrease.

The actual state average written premium change per exposure represents the change in the average premium paid by drivers in Massachusetts, as opposed to the state mandated average rate change. As can be seen above, our 2006 average written premium change per exposure corresponds more closely to the actual state average written premium change. The primary reason for this is that both take into account newer vehicles, as compared to the state mandated average rate change, which does not.

      The Commissioner approved an 11.7% decrease in state mandated average personal automobile insurance premium rate for the one-year period ending April 1, 2007. Management estimates that this will translate into a 6.4% decline in the average written premium per exposure for the upcoming year. We estimate the 2007 net pre-tax impact of the 6.4% decrease in our 2007 average written premium per exposure to be approximately $34,400. The majority of the impact will occur during the last quarter of 2007 and the first quarter of 2008 as premiums for policies with 2007 effective dates become earned.

      Affinity Group Marketing. Since 1995, we have been a leader in affinity group marketing in Massachusetts, through agreements with the three American Automobile Association Clubs operating in Massachusetts, offering discounts on private passenger automobile insurance to the clubs' members who reside in the state. A 5% discount was approved by the Commissioner for policies effective April 1, 2007. This same discount existed in 2006 through April 1, 2007. Based on information provided to us by the AAA clubs operating in Massachusetts, we believe that membership in these clubs represents approximately one-third of the Massachusetts motoring public. The following table presents total direct premiums written attributable to the AAA clubs' group business in Massachusetts for the years ended December 31:

	2006	2005	2004

Total AAA-Massachusetts direct premiums written	$675,904	$725,943	$724,147
Percentage of total direct premiums written	36.3%	38.7%	39.4%
Percentage of Massachusetts direct personal automobile premiums written	50.3%	53.1%	54.6%
Total AAA-Massachusetts exposures	644,600	645,300	643,400
Percentage of Massachusetts exposures	51.5%	53.7%	54.9%

      The decreasing percentages since 2004 are attributed to a higher rate of increase in non-affinity group business. Of the total Massachusetts automobile exposures written through the AAA affinity group program by us in 2006, approximately 15.5% were written through insurance agencies owned by the AAA clubs (8.0% of our total Massachusetts automobile exposures). The remaining 84.5% of the AAA group program was written through our network of independent agents.

Our Performance Measures

      We evaluate our operations by monitoring key measures of growth and profitability. We measure our growth by examining our direct premiums written as well as increases in exposures and policies. We generally measure our operating results in accordance with GAAP by examining our net earnings, return on equity (ROE), and our loss and LAE, underwriting expense and combined ratios on a consolidated basis. Our key measures include:

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

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

*

Net Investment Income. Net investment income represents earnings on our investment portfolio less expenses. We rely on after-tax investment income as a significant source of net earnings although we generally achieve a combined ratio (see below) of less than 100%.

*

Loss and LAE Ratio. The loss and LAE ratio is the percentage of losses and loss adjustment expenses (including corporate expenses) incurred to earned premiums. We calculate this ratio net of our reinsurance recoveries. We use this ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing.

*

Underwriting Expense Ratio. The underwriting expense ratio is the percentage of underwriting expenses (including corporate expenses) incurred to net premiums written. Underwriting expenses are the aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations. In addition, underwriting expenses are adjusted for any change in deferred acquisition costs.

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

Results of Operations

Our key operating measures for the years ended December 31 follow (dollars in millions, except earnings per share):

	2006	2005	2004

Diluted earnings per share	$ 3.55	$ 3.60	$ 3.25
Return on equity	18.5%	21.9%	23.5%
Direct premiums written	$1,864.2	$1,874.2	$1,838.2
Direct earned premiums	1,847.0	1,849.8	1,753.3
Net investment income	143.6	123.2	115.7
Loss and LAE ratio	60.7%	61.4%	63.8%
Underwriting expense ratio	28.5%	27.3%	26.2%
Combined ratio	89.2%	88.7%	90.0%

Year Ended 2006 Compared to Year Ended 2005

      The decrease in earnings in 2006 over 2005 resulted primarily from an increase in our combined ratio in 2006. The increase in the combined ratio can be attributed to an increase in the underwriting ratio, partially offset by a decline in the loss ratio. Also impacting 2006 net earnings was a $20,352 increase in net investment income partially offset by a $6,264 decline in net realized investment gains.

We attribute the improvement in the loss ratio to several factors:

* decreases in the current year automobile bodily injury and physical damage claims frequencies;

* continued improvement in the results from CAR due to fewer industry-wide cessions to CAR coupled with lower loss ratio on current year CAR business;

* partially offset by reduced favorable voluntary reserve development compared to 2005.

      The increase in the underwriting ratio resulted primarily from reduced ceded reinsurance commissions, as a result of the termination of our other-than-automobile quota share agreement at June 30, 2006.

Premium Results

For a detailed breakdown on direct premiums written and earned, see Note P -- Segment Information in Notes to Consolidated Financial Statements.

Massachusetts Segment

      We experienced a slight decline in direct premiums written in the Massachusetts segment of 0.3%, with declines in our personal automobile business outweighing growth in homeowners and commercial automobile business. The personal automobile business decline was a result of a 5.6% decline in average written premium per written exposure partially offset by a 4.3% increase in the number of written exposures. Commerce continues to increase its market share in both the voluntary and ERP markets. Approximately 64% of the increase in written exposures resulted from new ERPs and the remaining 36% from continuing agents.

      Our year-to-date homeowners growth was the result of a 6.5% increase in average premium per policy partially offset by a 0.5% decrease in the number of policies written. Our year-to-date commercial automobile growth was the result of a 2.8% increase in average premium per policy combined with a 4.3% increase in policies written.

Other Than Massachusetts Segment

      Total direct written premiums for the other-than-Massachusetts segment declined $5,422, or 2.3%. The personal automobile decline accounted for the majority of this decrease, primarily as the result of the continued decline in premiums in Arizona due to the loss of AAA Arizona's affinity business in 2005. Direct written premiums from personal automobile policies in Arizona declined $15,633, or 62.6%, primarily due to a decline in policies. We believe Arizona business volumes have now stabilized. American Commerce and Commerce West will continue to write business in Arizona; however, ACIC no longer markets its products through AAA Arizona. Also contributing to the decline in personal automobile direct written premium were a 29.6% drop in Ohio, a 10.2% decline in Idaho and a 10.4% drop in Indiana. Partially offsetting these declines were increases in Oregon (18.9%), Washington (8.6%) and Oklahoma (7.2%). In general, we are lowering rates in states in which we write business in response to competitive pressures as a result of a soft market. Commercial automobile premiums decreased 14.4% while homeowners increased by 0.6%. Other lines increased $9,258 primarily due to $8,881 of direct premiums from ANI, resulting from American Commerce becoming a direct writer of ANI business.

Segment Results

Massachusetts Segment

      Revenue increased $75,132, or 4.5%, over the prior year primarily due to increases in earned premium and net investment income. The increase in earned premium resulted from the combination of the earning of 2005's increased personal automobile written premium as well as the earning of the returned unearned premium from the termination of our other-than-automobile quota share agreement. Net investment income increased as both outstanding invested assets and the yield on those assets increased.

      Earnings increased $2,986, or 0.8%, over the prior year primarily due to the increases in revenue previously discussed, partially offset by an increased combined ratio. The combined ratio increased due to the factors discussed for the Company as a whole.

Other-than-Massachusetts Segment

      Revenues declined $10,279, or 4.5%, over the prior year principally due to declining earned premium as written premium has declined in each of the last two years, as previously discussed. Increases in net investment income were offset by declines in realized investment gains.


      Earnings declined $2,612, or 8.1%, over the previous year due to the previously mentioned revenue declines combined with an increased combined ratio. The increased combined ratio resulted from the same factors for the Company as a whole.

Net Investment Income

      Our net investment income for the year ended 2006 increased $20,352, or 16.5% compared to 2005. Net investment income is affected by the composition of our investment portfolio and yields on those investments.

The composition of our investment portfolio, at cost, at December 31 follows:

		% of		% of
	2006	Total	2005	Total

Fixed maturities(a)	$1,961,080	65.5%	$2,037,127	73.6%
Preferred stocks	597,366	20.0	395,099	14.3
Common stocks	97,776	3.3	103,472	3.8
Preferred stock mutual funds	120,990	4.0	88,859	3.2
Mortgages and collateral notes	19,475	0.7	17,801	0.6
Short-term investments	13,414	0.4	-	-
Cash and cash equivalents	141,367	4.7	97,942	3.5
Other investments	43,001	1.4	28,976	1.0

Total investments and cash	$2,994,469	100.0%	$2,769,276	100.0%

(a)	Fixed maturities include mortgage-backed bonds, corporate bonds, U.S. Treasury bonds and notes and tax-exempt state and municipal bonds.

Key measures of net investment income for the years ended December 31 follow:

	Years Ended

	2006	2005

Investment Return:
Average month-end investments (at cost)	$2,874,345	$2,661,190
Net investment income before tax	143,563	123,211
Net investment income after-tax	109,124	95,359
Net investment income as a percentage of average net investments (at cost)	5.0%	4.6%
Net investment income after-tax as a percentage of average net investments (at cost)	3.8%	3.6%

      The increase in our net investment income in 2006 was due to the combination of increased invested assets and higher overall yields. The increase in invested assets is primarily attributable to increased operating cash flows. The increase in yields corresponds with the increase in duration of our fixed maturity portfolio which rose to 5.4 years at December 31, 2006 from 4.9 years a year earlier. The increased yield is primarily attributable to the government bond and preferred stock segments, where pre-tax yields increased 100 and 60 basis points, respectively.

Realized Investment Gains and Losses

Net realized investment gains (losses) for the years ended December 31 follow:

	2006	2005	Change

Transaction net gains (losses):
Fixed maturity securities	$ (943)	$21,135	$(22,078)
Equity securities	(856)	4,464	(5,320)
Venture capital funds	9,415	837	8,578
Other investments	42	627	(585)

Transaction net gains	7,658	27,063	(19,405)

Other-than-temporary impairment losses:
Fixed maturity securities	(2,368)	(305)	(2,063)
Equity securities	(1,839)	(4,547)	2,708

Total other-than-temporary impairment losses	(4,207)	(4,852)	645

Equity in earnings of closed-end preferred stock mutual funds	13,192	696	12,496

Net realized investment gains included in net earnings	$16,643	$22,907	$ (6,264)

Total realized gains declined 27.3% in 2006 as compared to 2005. We maintain the flexibility to realize capital gains when we feel it is a benefit for our long-term, after-tax return.

Losses and Loss Adjustment Expenses

Our loss ratio declined to 60.7% for 2006 from 61.4% the prior year. The improvement was the result of several factors, including:

* improved current year results, and

* a decrease in the current year personal and commercial automobile bodily injury and physical damage claim frequency.

A reconciliation of beginning and ending reserves for losses and loss adjustment expenses for the years ended December 31, net of reinsurance deductions from all reinsurers including CAR, follows:

	2006	2005	2004

Incurred losses and LAE:
Provision for insured events of the current year	$1,112,140	$1,111,583	$1,101,871
Decrease in provision for insured events of prior years	(43,726)	(61,397)	(57,031)

Total incurred losses and LAE	1,068,414	1,050,186	1,044,840

Payments:
Losses and LAE attributable to insured events of the current year	669,495	672,894	637,373
Losses and LAE attributable to insured events of prior years	382,843	372,719	369,684

Total payments	1,052,338	1,045,613	1,007,057

Change in loss and LAE reserves during the year	16,076	4,573	37,783
Loss and LAE reserves prior to the effect of ceded reinsurance
recoverable, beginning of year	834,699	830,126	792,343

Loss and LAE reserves prior to the effect of ceded reinsurance
recoverable, end of year	850,775	834,699	830,126
Ceded reinsurance recoverable	121,174	154,497	160,134

Loss and LAE reserves, end of year	$ 971,949	$ 989,196	$ 990,260

      As a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased $43,726 for the year ended 2006 and $61,397 for the year ended 2005. The favorable development is due primarily to lower than anticipated losses related to the personal automobile liability. Conditions and trends that have affected development in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based upon these developments. The amounts we will ultimately incur from loss and loss adjustment expenses could differ materially in the near term from the amounts recorded.

      Approximately $43,522 in personal automobile liability redundancies developed for the year ended 2006, with 99% of this amount coming from the 2005, 2004 and 2003 accident years. The primary reason for the redundancies in this area is that claim severity developed better than we anticipated, coupled with significant redundancies from CAR, which approximated 27% of the total automobile liability redundancy. Automobile physical damage had approximately $1,735 in redundancies all related to the 2005 accident year, which were offset by prior period deficiencies. Redundancies related to 2005 were approximately $4,713, of which CAR accounted for 43%. Partially offsetting these redundancies was a $1,895 deficiency in commercial automobile business, primarily related to CAR for the 2005 accident year, and a $236 deficiency in homeowners business. Various redundancies and deficiencies for the other lines of business and accident years combined for the remaining net redundancy of approximately $600.

      Management considers many factors, as disclosed in the Critical Accounting Policies section of this report, in establishing its best estimate for loss and LAE reserves. We believe that our loss and LAE reserve estimate is a reasonable assessment of the ultimate future payment amounts necessary to settle all of our insured losses incurred as of December 31, 2006. In addition, we believe the pro forma analysis presented under the Critical Accounting Policies is a reasonable depiction of our sensitivity related to our estimate, based on our reserving methodology and the short-tail nature of the


business that we write. However, the ultimate liability may be greater or less than the established reserves for losses and LAE. If the ultimate payments are greater or less than our estimated liability for losses and LAE, we will either incur additional or less expenses, respectively, in future periods which may have a material effect on our future results of operations.

Policy Acquisition Costs

      Our underwriting ratio increased to 28.5% for 2006 from 27.3% in the prior year, primarily as a result of reduced ceded reinsurance commissions. This reduction resulted from the termination of our other-than-automobile quota share agreement. Also contributing to the increase were higher accrued agents' profit sharing and higher 2006 policy year mandated Massachusetts personal automobile commission rates, as well as an increase in our assessment from the Massachusetts Insurance Insolvency Fund. See Note L of Notes to Consolidated Financial Statements for further information. The increase in agents' profit sharing is due to improved underwriting results versus the previous year.

Other

      The market price for our common stock and our financial results directly affects our expense related to stock options, book value awards (BVAs) and incentive awards (IAs), respectively. Our stock option expense represents options granted to both employees and American Commerce agents. The majority of this expense is related to options granted to American Commerce agents. An increase in the market value of our stock will increase the expense we recognize for options. Similarly, an increase in our net income will increase the value of, and therefore the expense we recognize for, outstanding BVAs and IAs. We record these expenses in three separate line items on our income statement -- losses and loss adjustment expenses, policy acquisition costs and net investment income. See Note I of Notes to Consolidated Financial Statements for further information. The stock option, BVA and IA expenses recorded in each line item for the years ended December 31 follow:

	2006	2005

Losses and loss adjustment expenses	$18,962	$16,430
Policy acquisition costs	15,849	14,570
Net investment income	126	187

Total stock option, BVA and IA expenses	$34,937	$31,187

Income Taxes

      Our overall effective tax rate for the year ended 2006 was 30.0% as compared to 30.6% for 2005. In both years, our effective rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest and the corporate dividends received deduction. Our effective tax rate decreased in 2006 due to a slightly higher amount of the corporate dividends received deduction and lower profits at the 35% rate.

Recent Accounting Pronouncements

      In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its financial statement and to recognize changes in that funded status in the years in which the changes occur through comprehensive income. This Statement also requires measurement of funded status as of the fiscal year-end, with limited exceptions. The Statement is effective for publicly traded companies for fiscal years ending after December 15, 2006. The adoption of this Statement did not have an impact on our results of operations or financial position.

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


(SAB 108). SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company's financial statements and related disclosures. This model is referred to as the dual approach, as it requires errors to be quantified for their impact on both the income statement (including reversing effect of prior year misstatements) and the period-end balance sheet. SAB 108 is effective for fiscal year ends after November 15, 2006. The adoption of SAB 108 did not have a material impact on our results of operations or financial position.

      In July 2006, the FASB released FIN 48, Accounting for Uncertainty in Income Taxes -- an interpretation of SFAS 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007 and we expect the adoption to have a negligible impact on our results of operation and financial position.

      In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of Statement No. 14 (FAS 156). FAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. FAS 156 is effective for fiscal years beginning after September 15, 2006. We do not expect the adoption of FAS 156 to have a material impact on our results of operations or financial position.

      In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140. The Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The new Statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately and that interest-only and principal-only strips are not subject to Statement No. 133. This new Statement is effective for fiscal years beginning after September 15, 2006 with early adoption permitted. Although we do not currently have any financial instruments subject to this new Statement, we elected to adopt this Statement effective January 1, 2006 and it had no impact on our financial statements.

      In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections -- A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (FAS 154). The Statement applies to all voluntary changes in accounting principles and requires that such changes be applied retrospectively to prior periods unless doing so is impracticable. The Statement does not change the transition method for new accounting standards where the new pronouncements address transition provisions. The Statement was effective January 1, 2006. FAS 154 did not have an impact on our financial position or results of operations.

      The FASB issued in December 2004 revised rules for accounting for stock options and other equity-based remuneration, SFAS No. 123R, Share-Based Payment. We adopted these revised rules in the first quarter of 2006 when they became effective. This change did not impact our results of operations and financial condition for the employee stock options we awarded through 2001 under the Plan because application of the revised rules is on a prospective basis, these awards were fully vested and we have not modified, repurchased or cancelled any of these stock options. The revised rules did not change our accounting for BVAs, IAs and the stock options we award under the American Commerce agents' option Plan.

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

assessment from the Massachusetts Insurance Insolvency Fund. The increase in agents' profit sharing expense is the result of improved underwriting results in 2005 versus 2004.

Premium Results

For a detailed breakdown on direct premiums written and earned, see Note P -- Segment Information in Notes to Consolidated Financial Statements.

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

Other Than Massachusetts Segment

      Total direct written premiums for the other-than-Massachusetts segment declined $15,297, or 6.0%. The personal automobile decline accounted for the majority of this decrease, primarily as the result of the decline in premiums in Arizona due to the loss of AAA Arizona's affinity business. Direct written premiums from personal automobile policies in Arizona declined $14,400, or 36.6%, and policies in force declined 65.5%. We project an additional decline of $14,000, or 56.5%, during 2006. American Commerce and Commerce West will continue to write business in Arizona; however, ACIC will no longer market its products through AAA Arizona. In general, we are lowering rates in states in which we write business in response to competitive pressures. Commercial automobile premiums increased over 9.0% while homeowners and other lines were basically unchanged. The increase in the commercial automobile category primarily resulted from an 11.9% increase in the number of policies in force at Commerce West.

Net Investment Income

      Our net investment income for the year ended 2005 increased $7,500, or 6.5% compared to 2004. Net investment income is affected by the composition of our investment portfolio and yields on those investments.

The composition of our investment portfolio, at cost, at December 31 follows:

		% of		% of
	2005	Total	2004	Total

Fixed maturities(a)	$2,037,127	73.6%	$1,674,849	67.1%
Preferred stocks	395,099	14.3	421,247	16.9
Common stocks	103,472	3.8	74,865	3.0
Preferred stock mutual funds	88,859	3.2	54,653	2.2
Mortgages and collateral notes	17,801	0.6	15,107	0.6
Cash and cash equivalents	97,942	3.5	220,988	8.9
Other investments	28,976	1.0	32,277	1.3

Total investments	$2,769,276	100.0%	$2,493,986	100.0%

(a)	Fixed maturities include mortgage-backed bonds, corporate bonds, U.S. Treasury bonds and notes and tax-exempt state and municipal bonds.

Key measures of net investment income for the years ended December 31 follow:

	Years Ended

	2005	2004

Investment Return:
Average month-end investments (at cost)	$2,661,190	$2,319,170
Net investment income before tax	123,211	115,711
Net investment income after-tax	95,359	90,756
Net investment income as a percentage of average net investments (at cost)	4.6%	5.0%
Net investment income after-tax as a percentage of average net investments (at cost)	3.6%	3.9%

      The increase in our net investment income in 2005 was primarily due to increased invested assets partially offset by lower overall yields. The increase in invested assets is primarily attributable to increased operating cash flows. The decrease in yields corresponds with the decline in duration of our fixed maturity portfolio in which we sold higher yielding investment securities. This is particularly true in the corporate and municipal bonds segments, where pre-tax yields declined 120 and 70 basis points, respectively.

Realized Investment Gains and Losses

Net realized investment gains (losses) for the years ended December 31 follow:

	2005	2004	Change

Transaction net gains (losses):
Fixed maturity securities	$21,135	$ 12,733	$ 8,402
Equity securities	4,464	19,085	(14,621)
Venture capital funds	837	3,668	(2,831)
Other investments	627	(205)	832

Transaction net gains	27,063	35,281	(8,218)

Other-than-temporary impairment losses:
Fixed maturity securities	(305)	(14,189)	13,884
Equity securities	(4,547)	(760)	(3,787)

Total other-than-temporary impairment losses	(4,852)	(14,949)	10,097

Equity in earnings of closed-end preferred stock mutual funds	696	3,296	(2,600)

Net realized investment gains included in net earnings	$22,907	$ 23,628	$ (721)

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

A reconciliation of beginning and ending reserves for losses and loss adjustment expenses for the years ended December 31, net of reinsurance deductions from all reinsurers including CAR, follows:

	2005	2004	2003

Incurred losses and LAE:
Provision for insured events of the current year	$1,111,583	$1,101,871	$1,095,371
Decrease in provision for insured events of prior years	(61,397)	(57,031)	(25,224)

Total incurred losses and LAE	1,050,186	1,044,840	1,070,147

Payments:
Losses and LAE attributable to insured events of the current year	672,894	637,373	625,803
Losses and LAE attributable to insured events of prior years	372,719	369,684	330,349

Total payments	1,045,613	1,007,057	956,152

Change in loss and LAE reserves during the year	4,573	37,783	113,995
Loss and LAE reserves prior to the effect of ceded reinsurance
recoverable, beginning of year	830,126	792,343	678,348

Loss and LAE reserves prior to the effect of ceded reinsurance
recoverable, end of year	834,699	830,126	792,343
Ceded reinsurance recoverable	154,497	160,134	165,010

Loss and LAE reserves, end of year	$ 989,196	$ 990,260	$ 957,353

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

      Approximately $54,370 in personal automobile liability redundancies developed for the year ended 2005, with 92% of this amount coming from the 2004, 2003 and 2002 accident years. The primary reason for the redundancies in this area is that claim severity developed better than we anticipated, coupled with significant redundancies from CAR, which accounted for approximately 41% of the total automobile liability redundancy. Automobile physical damage had approximately $7,447 in redundancies chiefly related to the 2004 accident year, approximately 47% of which was related to CAR. In 2005, we also experienced redundancies of $1,733 for the commercial multiple peril line of business, 62% of which related to the 2004 accident year. Partially offsetting these redundancies was a $3,467 deficiency in commercial automobile business, primarily related to CAR for the 2004 accident year. Various redundancies and deficiencies for the other lines of business and accident years combined for the remaining net redundancy of approximately $1,314.

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

Other

      The market price for our common stock and our financial results directly affects our expense related to stock options, BVAs and IAs, respectively. We record these expenses in three separate line items on our income statement -- losses and loss adjustment expenses, policy acquisition costs and net investment income. The stock option, BVA and IA expenses recorded in each line item for the years ended December 31 follow:

	2005	2004

Losses and loss adjustment expenses	$16,430	$20,383
Policy acquisition costs	14,570	17,161
Net investment income	187	185

Total stock option, BVA and IA expenses	$31,187	$37,729

Income Taxes

      Our overall effective tax rate for the year ended 2005 was 30.6% as compared to 29.3% for 2004. In both years, our effective rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest and the corporate dividends received deduction. Our effective tax rate increased in 2005 due to improved underwriting results which are taxed at 35%.

Financial Condition

      Our financial condition improved significantly in 2006. Our stockholders' equity per share increased 16.2% from $19.39 at December 31, 2005 to $22.53 at December 31, 2006. Our ratio of total liabilities to stockholders' equity decreased 27 percentage points at December 31, 2006 from the prior year end. This decrease is due to a 15.2% increase in equity combined with a 0.6% decline in total liabilities. The increase in equity during 2006 resulted primarily from current year earnings and appreciation in value of available for sale securities, partially offset by dividends paid and common stock repurchased. Total liabilities decreased chiefly as a result of declines in unpaid losses and LAE and accrued expenses partially offset by increased accrued agents' profit sharing.

      Total assets increased $183,859, or 4.7%, versus the prior year end. Predictably, as they comprise approximately 75% of total assets, investment growth represented the majority of the increase. Investments increased $305,513, or 11.0%, from operating cash flows, retained net earnings and from market value appreciation. We continue to maintain our cash and fixed maturity investments at levels to both service our liabilities and optimize after-tax returns. Amounts due from reinsurers declined due to the termination of our other-than-automobile quota share agreement. Deferred income taxes decreased primarily due to the resulting deferred tax liability relating to the increase in market value over cost of available for sale securities.

Total unpaid losses and LAE, net of salvage and subrogation, by line of business at December 31, 2006 and 2005 follow (in millions):

2006	Case	IBNR	LAE	Total

Private passenger automobile	$382.0	$132.2	$110.4	$624.6
Commercial automobile	42.0	9.9	11.0	62.9
CAR	147.6	35.0	7.8	190.4
Homeowners	39.4	9.7	8.7	57.8
Other	23.1	8.2	4.9	36.2

Total	$634.1	$195.0	$142.8	$971.9

2005	Case	IBNR	LAE	Total

Private passenger automobile	$367.9	$131.7	$109.4	$609.0
Commercial automobile	39.2	9.9	8.9	58.0
CAR	174.5	40.6	9.5	224.6
Homeowners	40.0	9.8	8.9	58.7
Other	25.3	8.9	4.7	38.9

Total	$646.9	$200.9	$141.4	$989.2

Ceded unpaid losses and LAE recoverable, net of salvage and subrogation, by line of business at December 31, 2006 and 2005 follow (in millions):

	2006	2005

Commercial automobile	$ 0.5	$ 0.4
CAR	80.1	93.5
Homeowners	19.7	34.7
Other	20.9	25.9

Total	$121.2	$154.5

Unpaid losses and LAE reserves net of ceded reinsurance recoverable, by line of business, and the actuarial low and high range estimates at December 31, follow (in millions):

		2006 Actuarial Estimate			2005 Actuarial Estimate

	2006	Low	High	2005	Low	High

Private passenger automobile	$624.6	$575.5	$659.5	$609.0	$553.7	$634.7
Commercial automobile	62.4	52.6	60.3	57.6	50.3	57.7
CAR	110.3	104.7	121.3	131.1	124.5	144.1
Homeowners	38.1	33.4	38.3	24.0	22.7	26.0
Other	15.3	12.4	14.2	13.0	13.4	15.4

Total	$850.7	$778.6	$893.6	$834.7	$764.6	$877.9

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of December 31, 2006 by maturity follow:

		Payments Due by Fiscal Period

Contractual Obligations	Total	2007	2008-09	2010-11	Thereafter

Bond indebtedness principal	$ 300,000	$ -	$ -	$ -	$300,000
Bond indebtedness interest	124,950	17,850	35,700	35,700	35,700
SWICO acquisition	55,000	55,000	-	-	-
Unpaid losses and LAE (a)	971,949	468,479	353,789	103,027	46,654
Accrued agents' profit sharing	232,440	119,829	112,611	-	-

Total contractual obligations	$1,684,339	$661,158	$502,100	$138,727	$382,354

		Commitment Expiration

Commercial Commitments(b)	Total	2007	2008-09	2010-11	Thereafter

Unadvanced loan commitments	$ 7,715	$ -	$ 7,715	-	$ -
Venture capital partnerships	12,254	945	-	-	11,309

Total commercial commitments	$ 19,969	$ 945	$ 7,715	-	$ 11,309

(a)

The liability for unpaid losses and LAE represents the accumulation of individual case estimates for reported losses, adjustments to this amount on a line of business basis and estimates for incurred but not reported losses and LAE, net of salvage and subrogation recoverable. The liability is intended to cover the ultimate net cost of all losses and LAE incurred through the balance sheet date. Payment amounts are estimated, based on payment patterns experienced through 2006.

(b)	Liability is included as of date of final commitment.

      During the second quarter of 2006, we entered into an agreement to fund a commercial loan participation of $10,000. As of December 31, 2006, $2,285 of this commitment has been funded and is included in other investments on the consolidated balance sheet. The remaining commitment will be funded through ordinary operating cash flows over the next two years.

      We have commitments in two venture capital fund investments. These investments are made in limited partnerships and our exposure to loss is limited to our actual investment. One limited partnership investment required a commitment by us to invest up to $50,000 into the partnership. As of December 31, 2006, we invested $38,691 into the partnership. The partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity, equity-related and other securities issued in expansion financing, start-ups, buy-outs and recapitalization transactions relating to companies in the areas of insurance, financial services, e-commerce, healthcare, and related businesses, including, without limitation, service and technology enterprises supporting such businesses.

      The other limited partnership interest required a commitment by us to invest up to $3,500 into the partnership. As of December 31, 2006, we invested $2,555 into the partnership. The partnership was formed to operate as an investment fund principally for the purpose of making investments in equity and equity related securities of companies operating in the area of insurance distribution and distribution related activities.

Liquidity and Capital Resources

      Liquidity management allows us to meet our cash needs at a reasonable cost under various operating environments. Liquidity is actively managed and reviewed in order to maintain stable, cost-effective funding to meet our operating needs. Liquidity comes from a variety of sources such as cash flow from operating activities and borrowing capacity. Management believes its current liquidity exceeds its operational requirements as of December 31, 2006.

      The primary sources of our liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments. The primary uses of our liquidity are payment of policy claims, operating costs, interest on our senior notes, purchases of investment securities and treasury stock, and payment of dividends to our stockholders. We believe our capital resources are sufficient toward meeting our short and long-term liquidity needs.

      In April 2005, Commerce Insurance became a member of the Federal Home Loan Bank (FHLB) of Boston, providing Commerce Insurance with a significant source of liquidity. The FHLB of Boston, which is one of 12 regional FHLBs, serves as a reserve or central bank for its members within its assigned region. The FHLB of Boston makes loans, which are referred to as advances, to members in accordance with policies and procedures established by its board of directors. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB of Boston to Commerce Insurance are required to be fully secured by sufficient collateral as determined by the FHLB. We estimate that FHLB membership provides Commerce Insurance with the capacity to borrow approximately $380,000 from the FHLB of Boston. We have not borrowed from the FHLB.

      The primary source of liquidity for The Commerce Group (parent company only) is the payment of dividends from its subsidiaries. Its main subsidiary, CHI, is dependent upon dividends from our insurance subsidiaries. The payment of dividends from insurance companies is regulated and limited under the laws of Massachusetts, Ohio and California. See "Payment of Dividends" within the Regulations section of Item 1. Business.

      We expect to pay significantly more for agent profit sharing in 2007 than we paid in 2006. We paid approximately $84,000 for agent profit sharing in the second quarter of 2006. Due to our improved underwriting results during 2006, we estimate paying approximately $115,000 in the second quarter of 2007.

      Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. The following table presents, on a consolidated basis, our net premiums written to statutory surplus ratio:

	For the Year Ended

	2006	2005	2004

Net premiums written to statutory surplus ratio	1.19 to 1.00	1.18 to 1.00	1.33 to 1.00

Market Risk: Interest Rate Sensitivity and Equity Price Risk

      The primary focus of our investment objectives continues to be maximizing after-tax investment income through investing primarily in high-quality diversified fixed maturity investments structured to maximize after-tax investment income while minimizing risk. We generally invest in securities with maturities intended to provide adequate cash flow to pay claims and meet other operating needs without the forced sale of investments. When the appropriate opportunity arises, we will recognize investment gains to increase after-tax total return. We held no derivatives, emerging market securities or hedge funds at December 31, 2006 and 2005.

      In conducting investing activities, we are subject to, and assume, market risk. Market risk is the risk of an adverse financial impact from changes in interest rates and market prices. The level of risk assumed by us is a function of our overall objectives, liquidity needs and market volatility.

      We manage our market risk by focusing on higher quality equity and fixed maturity investments, by periodically monitoring the credit strength of companies in which investments are made, by limiting exposure in any one investment and by monitoring the quality of the investment portfolio taking into account, among other factors, credit ratings assigned by recognized rating organizations. Of our bonds and preferred stocks, 93% of the market value was rated in either of the two highest quality categories provided by the NAIC as of December 31, 2006, as compared to 91% at December 31, 2005. Although we have significant holdings of various closed-end preferred stock mutual funds, these funds are comprised primarily of preferred and common stocks traded on national stock exchanges, thus limiting exposure to any one obligor.


      Interest Rate Sensitivity. As part of our investing activities, we assume positions in fixed maturity, equity, short-term and cash equivalents markets. Therefore, we are exposed to the impacts of changes in the market value of investments resulting from fluctuations in interest rates. We estimate our exposure to interest rate changes and equity price risk using sensitivity analysis. The interest rate impact is defined as the effect of a hypothetical interest rate change of plus-or-minus 100 or 200 basis points on the market value of fixed maturities and preferred stocks.

      Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. The following table summarizes our interest rate risk, based on the results of the sensitivity analysis at December 31, 2006 and 2005. The table also reflects the changes in market value and stockholders' equity that would be attributable to realized investment gains (losses) that we would recognize under the equity method of accounting with respect to the change in the net asset value of the mutual funds in which we own 20% or more of the shares outstanding. See "Critical Accounting Estimates--Investments and Other-than-Temporary Impairments."

Hypothetical Change in Interest Rates	Estimated Market Value of Fixed Maturity and Preferred Stock Investments	Estimated Increase (Decrease) in Market Value	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity (1)

December 31, 2006:
200 basis point increase	$2,200,033	$(399,295)	(17.3)%
100 basis point increase	2,391,809	(207,519)	(9.0)%
No change	2,599,328	-	-
100 basis point decrease	2,771,057	171,729	7.4%
200 basis point decrease	3,020,565	421,237	18.2%

December 31, 2005:
200 basis point increase	2,138,966	(283,888)	(14.1)%
100 basis point increase	2,285,278	(137,576)	(6.9)%
No change	2,422,854	-	-
100 basis point decrease	2,548,494	125,640	6.3%
200 basis point decrease	2,684,096	261,242	13.0%

(1) Net of income taxes at an assumed rate of 35%.

      Our fixed maturity portfolio's weighted average duration (which includes all fixed maturities and preferred stocks) as of December 31, 2006 and 2005 was 5.4 years and 4.9 years, respectively. The "duration" of a security is the time-weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates. The duration reflects industry prepayment assumptions. The analytic systems we used to calculate the above duration data utilize optional call dates and sinking fund requirements and assume a non-static prepayment pattern in deriving these averages.

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

      Equity Price Risk. The equity price risk is defined as a hypothetical change of plus-or-minus 10% in the carrying value of common stocks. This total includes common stocks at market value and those closed-end preferred stock mutual funds carried at equity value. The following table summarizes our equity price risk, based on the results of the sensitivity analysis at December 31, 2006 and 2005:

Hypothetical Change in Market Price	Carrying Value of Common Equity Investments	Increase (Decrease) in Carrying Value	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity (1)

December 31, 2006:
20% price increase	$301,687	$ 50,281	2.2%
10% price increase	276,547	25,141	1.1%
No change	251,406	-	-
10% price decrease	226,265	(25,141)	(1.1)%
20% price decrease	201,125	(50,281)	(2.2)%

December 31, 2005:
20% price increase	238,411	39,735	2.0%
10% price increase	218,544	19,868	1.0%
No change	198,676	-	-
10% price decrease	178,808	(19,868)	(1.0)%
20% price decrease	158,941	(39,735)	(2.0)%

(1) Net of income taxes at an assumed rate of 35%.

Effects of Inflation and Recession

      We generally are unable to recover the costs of inflation in our personal automobile insurance line since the premiums charged for personal automobile insurance in Massachusetts, our principal business segment, are subject to state regulation. Additionally, the premium rates that we charge for personal automobile insurance in Massachusetts are adjusted by the Commissioner generally at annual intervals. Such annual adjustments in premium rates may lag behind related cost increases. Economic recessions can have an impact upon us, primarily through the policyholder's election to decrease non-compulsory coverages afforded by the policy and decreased driving, each of which tends to decrease claims.

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

Forward-Looking Statements

      This annual report and Form 10-K may contain statements that are not historical fact and constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipates," "estimates," "plans," "projects," "continuing," "ongoing," "expects," "may," "will," "could," "likely," "should," "management believes," "we believe," "we intend," and similar words or phrases. These statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. All forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this annual report on Form 10-K and in our Forms 10-Q and other documents filed with the SEC. Among the key factors that could cause actual results to differ materially from forward-looking statements:

*	the possibility of severe weather, terrorism and other adverse catastrophic experiences;

*	adverse trends in claim severity or frequency and uncertainties in estimating property and casualty losses;

*	adverse state and federal regulations and legislation;

*	adverse judicial decisions;

*	adverse changes to the laws, regulations and rules governing the residual market system in Massachusetts;

*	fluctuations in interest rates and the performance of the financial markets in relation to the composition of our investment portfolio;

*	premium rate making decisions for private passenger automobile policies in Massachusetts;

*	potential rate filings;

*	heightened competition;

*	our concentration of business within Massachusetts and within the personal automobile line of business;

*	market disruption in Massachusetts, if competitors exit the market or become insolvent;

*	the cost and availability of reinsurance;

*	our ability to collect on reinsurance and the solvency of our reinsurers;

*	the effectiveness of our reinsurance strategies;

*	telecommunication and information system problems, including failures to implement information technology projects timely and within budget;

*	our ability to maintain favorable ratings from rating agencies, including A.M. Best, S&P and Moody's;

*	our ability to attract and retain independent agents;

*	our ability to retain our affinity relationships with AAA clubs, especially in Massachusetts;

*	our dependence on a key third party service vendor in Massachusetts;

*	our dependence on our executive officers; and

*	the economic, market or regulatory conditions and risks associated with entry into new markets and diversification.

      You should not place undue reliance on any forward-looking statement. The risk factors referred to above, as well as those elsewhere in this Annual Report on Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf (see Part I, Item 1, "Risks Related to Our Business" of this Form 10-K). Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

include amounts based on management's informed estimates and judgments. Financial information presented elsewhere in this Annual Report on Form 10-K is consistent with the financial statements.

Management's Report on Internal Control Over Financial Reporting

      Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2006.

      Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Commerce Group, Inc.:

We have completed integrated audits of The Commerce Group Inc.'s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, 2005 and 2004, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Commerce Group, Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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


Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, MA February 27, 2007

THE COMMERCE GROUP, INC. AND SUBSIDIARIES Consolidated Balance Sheets December 31,

ASSETS

(Thousands of Dollars)	2006	2005

Investments and cash (Note C):
Fixed maturities, at market (amortized cost: $1,961,080 and $2,037,127)	$1,993,106	$2,029,173
Preferred stocks, at market (cost: $597,366 and $395,099)	606,222	393,681
Common stocks, at market (cost: $97,776 and $103,472)	109,752	102,344
Preferred stock mutual funds, at equity (cost: $120,990 and $88,859)	141,654	96,332
Mortgage loans on real estate and collateral notes receivable (less allowance for possible loan losses of $58 and $55)	19,417	17,746
Short term investments	13,414	-
Cash and cash equivalents	141,367	97,942
Other investments (cost: $43,001 and $28,976)	45,910	28,111

Total investments and cash	3,070,842	2,765,329
Accrued investment income	23,094	22,267
Premiums receivable (less allowance for doubtful receivables of $2,454 and $2,254)	480,605	475,112
Deferred policy acquisition costs (Note D)	177,852	174,415
Property and equipment, net of accumulated depreciation (Note E)	68,383	61,625
Residual market receivable (Note M)	157,227	191,309
Due from reinsurers (Note M)	53,679	142,923
Deferred income taxes (Note K)	31,420	68,926
Current income taxes	7,796	-
Other assets	39,971	25,104

Total assets	$4,110,869	$3,927,010

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses (Note F)	$ 971,949	$ 989,196
Unearned premiums (Note J)	935,385	933,160
Bonds payable ($300,000 face less discounts of $1,411 and $1,612) (Note G)	298,589	298,388
Current income taxes (Note K)	-	9,601
Deferred income (Note M)	10,913	8,757
Accrued agents' profit sharing (Note H)	232,440	187,760
Other liabilities and accrued expenses	151,363	189,122

Total liabilities	2,600,639	2,615,984

Minority interest (Note A)	6,959	5,957

Commitments and contingencies (Notes H and R)	-	-
Stockholders' equity (Note I):
Preferred stock, authorized 5,000,000 shares at $1.00 par value; none issued	-	-
Common stock, authorized 100,000,000 shares at $0.50 par value; 81,927,916 and 81,831,546 shares issued	40,964	20,458
Paid-in capital	135,033	148,130
Net accumulated other comprehensive income (loss), net of income taxes (benefits) of $18,455 and $(3,649)	34,273	(6,810)
Retained earnings	1,539,056	1,363,507

Total stockholders' equity before treasury stock	1,749,326	1,525,285
Treasury stock, 15,200,437 and 14,525,142 shares, at cost	(246,055)	(220,216)

Total stockholders' equity	1,503,271	1,305,069

Total liabilities, minority interest and stockholders' equity	$4,110,869	$3,927,010

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Earnings For the years ended December 31,

(Thousands of Dollars, Expect Per Share Data)	2006	2005	2004

Revenues:
Earned premiums (Note J)	$1,760,700	$1,709,924	$1,638,833
Net investment income (Note C)	143,563	123,211	115,711
Premium finance and service fees	28,563	28,339	28,399
Net realized investment gains (Note C)	16,643	22,907	23,628

Total revenues	1,949,469	1,884,381	1,806,571

Expenses:
Losses and loss adjustment expenses (Notes F and M)	1,068,414	1,050,186	1,044,840
Policy acquisition costs (Note D)	516,307	463,297	439,232
Interest expense and amortization of bond fees (Note G)	18,328	18,293	18,313

Total expenses	1,603,049	1,531,776	1,502,385

Earnings before income taxes and minority interest	346,420	352,605	304,186
Income taxes (Note K)	103,994	107,768	89,003

Earnings before minority interest	242,426	244,837	215,183
Minority interest in net earnings of subsidiary (Note A)	(891)	(925)	(752)

Net earnings	$ 241,535	$ 243,912	$ 214,431

Net earnings per common share (Note I):
Basic	$ 3.57	$ 3.63	$ 3.27

Diluted	$ 3.55	$ 3.60	$ 3.25

Cash dividends paid per share	$ 0.975	$ 0.735	$ 0.655

Weighted average number of common shares outstanding:
Basic	67,630,367	67,171,716	65,604,046

Diluted	68,012,769	67,695,330	65,905,428

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity For the years ended December 31,

	Common Stock

(Thousands of Dollars Except Per Share Data)	Shares Outstanding(3)	Par Value Amount	Paid-in Capital	Net Accumulated Other Comprehensive Income (Loss)		Retained Earnings		Treasury Stock	Total

Balance - January 1, 2004	64,121,400	$19,315	$ 52,090	$ 29,083		$ 997,610		$(185,887)	$ 912,211
Comprehensive income (loss)				(12,680)	(2)	214,431	(1)		201,751
Cash dividends declared on common stock ($0.655 per share)						(43,032)			(43,032)
Options exercised (6,494,826 options)	4,198,102	1,049	82,853						83,902
Treasury stock purchased	(1,674,004)							(38,676)	(38,676)

Balance - December 31, 2004	66,645,498	20,364	134,943	16,403		1,169,009		(224,563)	1,116,156
Comprehensive income (loss)				(23,213)	(2)	243,912	(1)		220,699
Cash dividends declared on common stock ($0.735 per share)						(49,414)			(49,414)
Options exercised (694,352 options)	374,116	94	7,884						7,978
Treasury stock reissued	286,790		5,303					4,347	9,650

Balance - December 31, 2005	67,306,404	20,458	148,130	(6,810)		1,363,507		(220,216)	1,305,069
Comprehensive income				41,083	(2)	241,535	(1)		282,618
Cash dividends declared on common stock ($0.975 per share)						(65,986)			(65,986)
Stock split (2-for-1)		20,458	(20,458)						-
Options exercised (317,492 options)	96,370	48	2,800						2,848
Treasury stock purchased	(1,058,289)							(31,646)	(31,646)
Treasury stock reissued	382,994		4,561					5,807	10,368

Balance - December 31, 2006	66,727,479	$40,964	$135,033	$ 34,273		$1,539,056		$(246,055)	$1,503,271

(1)	Net earnings for the year.
(2)	Net other comprehensive income (loss) for the year. See Note I of Notes to Consolidated Financial Statements.
(3)	Retroactively adjusted for the June 2006 2-for-1 stock split.

The accompanying notes are an integral part of these consolidated financial statements

THE COMMERCE GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows For the years ended December 31,

(Thousands of Dollars)	2006	2005	2004

Operating activities:
Premiums collected	$1,801,749	$1,709,573	$1,678,313
Net investment income received	141,994	121,279	110,643
Premium finance and service fees received	28,563	28,339	28,399
Losses and loss adjustment expenses paid	(1,030,160)	(1,031,567)	(996,493)
Policy acquisition costs paid	(474,457)	(381,923)	(375,757)
Federal income taxes	(105,988)	(116,354)	(102,756)
Interest paid	(17,850)	(17,850)	(17,850)

Cash from operating activities	343,851	311,497	324,499

Investing activities:
Investment sales, repayments and maturities	2,228,632	2,036,214	2,120,964
Investment purchases	(2,402,930)	(2,412,949)	(2,418,402)
Net activity of short-term investments	(13,414)	-	-
Mortgage loans and collateral notes receipts	3,768	3,984	4,087
Mortgage loans and collateral notes originated	(5,442)	(6,978)	(2,319)
Property and equipment purchases	(15,092)	(15,064)	(6,540)
Other investing activities	1,992	4,300	4,161

Cash for investing activities	(202,486)	(390,493)	(298,049)

Financing activities:
Dividends paid to stockholders	(65,986)	(49,414)	(43,032)
Common stock purchases	(31,646)	-	-
Common stock issued	130	2,437	22,606
Bond issue costs	-	-	(454)
Outstanding checks payable	(438)	2,927	(123)

Cash for financing activities	(97,940)	(44,050)	(21,003)

Increase (decrease) in cash and cash equivalents	43,425	(123,046)	5,447
Cash and cash equivalents at beginning of year	97,942	220,988	215,541

Cash and cash equivalents at end of year	$ 141,367	$ 97,942	$ 220,988

Reconciliation of net earnings to cash from operating activities:
Net earnings	$ 241,535	$ 243,912	$ 214,431
Adjustments to reconcile net earnings to cash from operating activities:
Premiums receivable	(5,493)	(15,404)	(47,746)
Deferred policy acquisition costs	(3,437)	(10,770)	(10,040)
Residual market receivable	34,082	2,309	(874)
Due from reinsurers	89,244	(9,595)	(15,542)
Unpaid losses and loss adjustment expenses	(17,247)	(1,064)	32,907
Unearned premiums	2,225	30,594	92,104
Current income taxes	(17,397)	4,486	(9,976)
Deferred income taxes	15,334	(13,013)	(3,295)
Deferred income	2,156	(1,149)	1,960
Accrued agents' profit sharing	44,680	78,328	71,545
Net realized investment gains	(16,643)	(22,907)	(23,628)
Other assets and other liabilities	(44,169)	15,191	22,620
Other - net	18,981	10,579	33

Cash from operating activities	$ 343,851	$ 311,497	$ 324,499

The accompanying notes are an integral part of these consolidated financial statements.

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

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our consolidated financial statements include the accounts of The Commerce Group, Inc. and its subsidiaries, Bay Finance Company, Inc., Clark-Prout Insurance Agency, Inc. and Commerce Holdings, Inc. (CHI). The Commerce Insurance Company (Commerce), Commerce West Insurance Company (Commerce West) and Citation Insurance Company (Citation) are wholly-owned subsidiaries of CHI. American Commerce Insurance Company (American Commerce) is a wholly-owned subsidiary of ACIC Holding Co., Inc. (AHC). AHC is owned jointly with AAA Southern New England (AAA SNE) with CHI maintaining a 95% common stock interest and AAA SNE maintaining a 5% common stock interest. All inter-company transactions and balances have been eliminated in consolidation. Certain prior year account balances have been reclassified to conform to the 2006 presentations.

      The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      On May 19, 2006, the Board of Directors approved a two-for-one stock split of our $0.50 par value common stock, effective June 9, 2006. As a result of the split, 40,915,773 additional shares were issued, and paid-in capital was reduced by $20,458. All references in the accompanying financial statements and notes to the number of shares and per-share amounts for prior years have been restated to reflect the stock split.

Note B - Pro Forma Net Earnings

      Pro forma net earnings and earnings per share as if we had applied the fair value method of accounting for our stock-based compensation plans accounted for under the intrinsic value method for the years ended December 31 follow:

	2006	2005	2004

Net earnings, as reported	$241,535	$243,912	$214,431
Deduct: Stock-based employee compensation expense determined under fair value method for awards granted in 2001, net of taxes	-	-	452

Pro forma net earnings under fair value accounting	$241,535	$243,912	$213,979

Basic earnings per share:
As reported	$ 3.57	$ 3.63	$ 3.27

Pro forma	$ 3.57	$ 3.63	$ 3.26

Diluted earnings per share:
As reported	$ 3.55	$ 3.60	$ 3.25

Pro forma	$ 3.55	$ 3.60	$ 3.25

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


      Carrying values of investments in fixed maturities, which include taxable and non-taxable bonds and investments in common and preferred stocks, are derived from market prices supplied by our investment custodian, or in the few cases where no price is provided by the custodian, we obtain a third party valuation.

      We account for venture capital fund investments, which are included in other investments on the consolidated balance sheet, on the equity method. The operating results of these venture capital fund investments have been reflected in realized gains and losses.

      All of our investments in fixed maturity and equity securities at December 31, 2006 and 2005 were classified as available-for-sale. Realized gains and losses on available-for-sale securities were determined by using the specific identification method. We have not invested more than 5% of fixed maturities in any one state or political subdivision.

Cash and Cash Equivalents

      Cash equivalents include short-term, liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

      The cash and cash equivalent balances at December 31, 2006 and 2005 are grossed up by $41,845 and $42,283, respectively, which represents outstanding checks for which there was no right of offset. These amounts are included in other liabilities and accrued expenses for the respective years.

Short-term Investments

      Short-term investments represent investments with a maturity at purchase date of less than one year but more than 90 days. Short-term investments are carried at amortized cost which approximates market value.

Fixed Maturity Securities

Fair market value and amortized cost of our fixed maturity securities at December 31 follow:

	2006		2005

	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost

U.S. government and agency	$ 235,599	$ 236,093	$ 273,820	$ 276,386
State and political subdivision	852,941	825,740	732,617	725,556
Corporate	415,799	413,296	550,654	558,191
Mortgage-backed	488,767	485,951	472,082	476,994

Total fixed maturity securities	$1,993,106	$1,961,080	$2,029,173	$2,037,127

The fair market value and amortized cost of fixed maturities, by contractual maturity, at December 31 follow:

	2006		2005

	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost

Due in one year or less	$ 35,993	$ 36,095	$ 19,521	$ 19,719
Due after one year through five years	219,485	219,635	394,358	400,456
Due after five years through ten years	299,280	299,981	275,194	278,937
Due after ten years	949,581	919,418	868,018	861,021

	1,504,339	1,475,129	1,557,091	1,560,133
Mortgage-backed	488,767	485,951	472,082	476,994

Total fixed maturities	$1,993,106	$1,961,080	$2,029,173	$2,037,127

      Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The carrying value of fixed maturities on deposit for state regulating authorities at December 31, 2006 was $7,992.


      In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. The Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The new Statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately and that interest-only and principal-only strips are not subject to Statement No. 133. This new Statement is effective for fiscal years beginning after September 15, 2006 with early adoption permitted. Although we do not currently have any financial instruments subject to this new Statement, we elected to adopt this Statement effective January 1, 2006 and it had no impact on our financial statements.

Closed-end Preferred Stock Mutual Funds

      We record our equity in the change in net assets of closed-end preferred stock mutual funds for which our ownership is greater than 20% as a component of realized gains and losses. These investments are valued at original cost plus the cumulative undistributed equity in earnings and losses of the fund.

Our closed-end preferred stock mutual fund holdings at December 31, 2006 and 2005 accounted for under the equity method follow:

	Fund Shares Held	% of Ownership	Carrying Value at Equity	Cost	Quoted Market Value

December 31, 2006
PDT(1)	6,803,200	45.2%	$ 88,986	$ 74,588	$ 78,033
PGD(1)	2,118,000	25.4%	31,219	26,556	27,830
PPF(1)	1,499,900	20.7%	21,449	19,846	19,754

			$141,654	$120,990	$125,617

December 31, 2005
PDT(1)	6,075,000	40.4%	$ 72,232	$ 66,553	$ 61,661
PGD(1)	1,768,200	21.2%	24,100	22,306	21,219

			$ 96,332	$ 88,859	$ 82,880

(1)

John Hancock Patriot Premium Dividend II Fund (PDT), John Hancock Patriot Global Dividend Fund (PGD) and John Hancock Patriot Preferred Dividend Fund (PPF). The quoted market values of these investments are less than carrying value at year end 2006 and 2005. The carrying value is the net asset value of the underlying securities, which would be the value we would receive if the fund liquidates. We intend to hold these investments to recovery.

Mortgage Loans on Real Estate and Collateral Notes Receivable

      We originate and hold real estate mortgage loans on properties located in Massachusetts and Connecticut. Mortgage loans are collateralized by the related real estate. Agency loans are generally collateralized by the assets of the agency. We control credit risk through credit approvals, credit limits and monitoring procedures. We perform in-depth credit evaluations on all new mortgage customers. We have not incurred any bad debt expense on mortgage loans during the three years ended 2006.

      Our exposure is generally 80% or less of the appraised value of any collateralized real property at the time of the loan origination. The ability and willingness of residential and commercial borrowers to honor their repayment commitments is generally dependent upon the level of overall economic activity and real estate values. During the three years ended 2006, we did not acquire any property through foreclosure of mortgages.

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

      Interest on mortgage loans is included in income as earned based upon rates applied to principal amounts outstanding. Accrual of interest on mortgage loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal, or when a loan becomes contractually past due more than 90 days. When a loan is placed on non-accrual status, all unpaid interest previously accrued is reversed against current period earnings. Interest on loans in a non-accrual status is recognized as received.

Mortgage loans on real estate and collateral notes receivable at December 31 follows:

	2006	2005

Residential (1st Mortgages)	$13,769	$10,995
Residential (2nd Mortgages)	100	106
Commercial (1st Mortgages)	4,851	4,888

	18,720	15,989
Collateral notes receivable	755	1,812

	19,475	17,801
Allowance for possible loan losses	(58)	(55)

Mortgage loans on real estate and collateral notes receivable	$19,417	$17,746

      Fair value of our mortgage loans on real estate and collateral notes receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit and for the same remaining maturities. The future cash flows associated with certain non-performing loans are estimated based on expected payments from borrowers either through work out arrangements or the disposition of collateral. The estimated fair value of mortgage loans on real estate and collateral notes receivable at December 31, 2006 and 2005, prior to the allowance for possible loan losses, was $20,176 and $19,029, respectively.

      At December 31, 2006 and 2005, mortgage loans on non-accrual status totaled $69 and $149, respectively. Allowances of $10 and $13 were established in 2006 and 2005, respectively, for these non-accrual status loans. The reduction in interest income associated with non-accrual loans was $8, $8 and $15 for the years ended December 31, 2006, 2005 and 2004, respectively.

Changes in the allowance for possible loan losses for the years ended December 31 follows:

	2006	2005	2004

Balance, beginning of year	$55	$ 372	$379
Provision for possible loan losses	3	(317)	(7)

Balance, end of year	$58	$ 55	$372

Mortgage principal and collateral notes receivable balances at December 31 follow:

	2006	2005

Fixed rate mortgages and collateral notes maturing:
One year or less	$ 25	$ 18
More than one year to five years	342	810
More than five years to ten years	554	679
Over ten years	12,250	9,750

Total fixed mortgages	13,171	11,257

Adjustable rate mortgages and collateral notes maturing:
One year or less	-	2
More than one year to five years	694	723
More than five years to ten years	255	435
Over ten years	5,355	5,384

Total adjustable mortgages	6,304	6,544

Total mortgages and collateral notes receivable	$19,475	$17,801

Net Investment Income

The components of net investment income for the years ended December 31 follow:

	2006	2005	2004

Interest on fixed maturities	$102,465	$ 87,409	$ 82,052
Dividends on common and preferred stocks	30,247	26,387	25,278
Dividends on preferred stock mutual funds	8,189	8,187	8,342
Interest on short-term investments, cash and cash equivalents	4,261	2,511	1,510
Interest on mortgage loans	1,286	1,306	1,386
Other	128	512	126

Total investment income	146,576	126,312	118,694
Investment expenses	3,013	3,101	2,983

Net investment income	$143,563	$123,211	$115,711

There were no fixed maturity investments outstanding at December 31, 2006 which did not produce income during 2006.

Net Realized Investment Gains

Net realized investment gains for the years ended December 31 follow:

	2006	2005	2004

Transaction gains (losses):
Fixed maturity securities gains	$ 18,667	$ 31,652	$ 40,308
Fixed maturity securities losses	(19,610)	(10,517)	(27,575)
Equity securities gains	6,180	9,320	23,134
Equity securities losses	(7,036)	(4,856)	(4,049)
Venture capital fund gains	10,176	1,013	3,668
Venture capital fund losses	(761)	(176)	-
Other investments gains	61	740	8
Other investments losses	(19)	(113)	(213)

Net transaction gains	7,658	27,063	35,281

Impairment losses:
Fixed maturity securities	(2,368)	(305)	(14,189)
Equity securities	(1,839)	(4,547)	(760)

Total impairment losses	(4,207)	(4,852)	(14,949)

Equity in earnings of closed-end preferred stock mutual funds	13,192	696	3,296

Net realized investment gains included in net earnings	$ 16,643	$ 22,907	$ 23,628

Proceeds from investment sales, calls, maturities and paydowns for the years ended December 31 follow:

	2006	2005	2004

Sales:
Closed-end preferred stock mutual funds	$ -	$ 244	$ -
Equity securities	591,466	457,496	267,624
Fixed maturity securities	1,383,190	1,239,329	1,231,136

Total sales	1,974,656	1,697,069	1,498,760

Calls, maturities and paydowns:
Fixed maturity securities	210,575	282,581	581,246
Equity securities	32,178	46,533	38,895

Total calls, maturities and paydowns	242,753	329,114	620,141

Other:
Venture capital fund investments	11,223	10,031	2,063
Mortgage loans and collateral notes	3,768	3,984	4,087

Total other	14,991	14,015	6,150

Proceeds from sales, calls, maturities and paydowns	$2,232,400	$2,040,198	$2,125,051

Unrealized Investment Gains (Losses)

Gross and net unrealized investment gains and losses, excluding minority interest, from fixed maturity and equity securities at December 31 follow:

	2006		2005

	Gains	Losses	Gains	Losses

Fixed maturity securities:
U.S. government and agency	$ 612	$(1,106)	$ 155	$ (2,721)
State and political subdivision	29,674	(2,473)	12,618	(5,557)
Corporate	5,559	(3,056)	1,634	(9,171)
Mortgage-backed	4,881	(2,065)	1,079	(5,991)

Fixed maturity securities unrealized gains (losses)	$40,726	$(8,700)	$ 15,486	$(23,440)

Equity securities unrealized gains (losses)	$22,109	$(1,277)	$ 5,029	$ (7,575)

Net unrealized gains (losses)	$52,858			$(10,500)

Net unrealized gains (losses) on available-for-sale investments, net of tax, is included in net accumulated other comprehensive income, a component of stockholders' equity.

      We review all security holdings on a quarterly basis for potential other-than-temporary declines in market value in accordance with GAAP. In general, unrealized losses resulting from an increase in interest rates will not necessarily lead to an other-than-temporary impairment write-down. As part of this process, we consider any significant market declines in the context of the overall market and also in relation to the outlook for the specific issuer of the security and the issuer's industry. Each quarter, we review all securities whose market values have declined below book price. From a quantitative standpoint, we view all securities that have declined more than 20% below book price and have remained so for two quarters as potentially in need of a write-down. Any other security that we view as impaired for a significant period of time is also a candidate for a write-down, even if the percentage decline is less than 20%. In addition, we perform the following quarterly review of our portfolio:

*	We review all holdings with an unrealized loss of over $250, or a fair market value that is more than 20% below cost.

*	We review all holdings with unrealized losses over $100, or a fair market value that is more than 10% below cost, for securities at a continuous loss position period of 12 to 36 months.

*	We review all securities that have been at a continuous loss position for 36 months or more.

*	We review both issue specific data and general market data for all perpetual preferred stocks that have been at a continuous loss position for over 12 months.

*	Generally, we consider all AAA/AA rated U.S. Government securities with market values less than cost as temporarily impaired due to our intent and ability to hold these securities to recovery.

*	We consider market activity between our quarter-end date and earnings release date in our evaluation.

*	We will consider other-than-temporary the impairment of any security which we do not intend to hold until maturity or full recovery.

      If a security is deemed other-than-temporarily impaired, we adjust the security's cost basis to market value through realized loss based on publicly available prices or, in the absence of such information, on a price supplied by a broker.

Gross unrealized losses on our fixed maturity and equity securities at December 31, 2006 by duration of unrealized loss and by credit quality (for fixed maturity securities) follow:

	Total	0 - 6 Months	7 - 12 Months	13 - 24 Months	Over 24 Months

Total equity and fixed maturity securities:
Number of positions	227	111	20	72	24

Total fair market value	$982,017	$579,355	$96,000	$246,591	$60,071
Total amortized cost	991,994	583,364	97,156	250,050	61,424

Unrealized loss	$ (9,977)	$ (4,009)	$ (1,156)	$ (3,459)	$(1,353)

Unrealized loss percentage to fair market value	1.0%	0.7%	1.2%	1.4%	2.3%

Equity securities:
Number of positions	35	28	3	4	-

Total fair market value	$165,340	$143,116	$ 5,607	$ 16,617	-
Total amortized cost	166,617	144,324	5,645	16,648	-

Unrealized loss	$ (1,277)	$ (1,208)	$ (38)	$ (31)	-

Unrealized loss percentage to fair market value	0.8%	0.8%	0.7%	0.2%	-

Total fixed maturity securities:
Number of positions	192	83	17	68	24

Total fair market value	$816,677	$436,239	$90,393	$229,974	$60,071
Total amortized cost	825,377	439,040	91,511	233,402	61,424

Unrealized loss	$ (8,700)	$ (2,801)	$ (1,118)	$ (3,428)	$(1,353)

Unrealized loss percentage to fair market value	1.1%	0.6%	1.2%	1.5%	2.3%

Investment grade fixed maturity securities:
Number of positions	187	78	17	68	24

Total fair market value	$778,469	$398,031	$90,393	$229,974	$60,071
Total amortized cost	787,019	400,682	91,511	233,402	61,424

Unrealized loss	$ (8,550)	$ (2,651)	$ (1,118)	$ (3,428)	$ (1,353)

Unrealized loss percentage to fair market value	1.1%	0.7%	1.2%	1.5%	2.3%

Below investment grade fixed maturity securities:
Number of positions	5	5	-	-	-

Total fair market value	$ 38,208	$ 38,208	-	-	-
Total amortized cost	38,358	38,358	-	-	-

Unrealized loss	$ (150)	$ (150)	-	-	-

Unrealized loss percentage to fair market value	0.4%	0.4%	-	-	-

Our unrealized losses from below investment grade fixed maturity securities at December 31, 2006 were from corporate securities with a credit quality of BB or were unrated.

      We reviewed our investment holdings at December 31, 2006 and 2005 for other-than-temporary declines in market value, in accordance with our previously summarized accounting policy. Based on this analysis, we determined that the impairments represented in the above gross unrealized loss table are temporary. These temporary impairments are primarily due to interest rates and general market conditions. We have the intent and ability to hold to full recovery or maturity these temporarily impaired securities.

      In November 2005, the FASB issued Staff Position (FSP) 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is


impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The guidance in this FSP was applied to reporting periods beginning January 1, 2006. The application of the provisions of this FSP has not had a material impact on our financial statements.

Gross unrealized losses on our equity and fixed maturity securities at December 31, 2005, by duration of unrealized loss and by credit quality (for fixed maturity securities), follow:

	Total	0 - 6 Months	7 - 12 Months	13 - 24 Months	Over 24 Months

Total equity and fixed maturity securities:
Number of positions	408	198	135	70	5

Total fair market value	$1,605,321	$846,546	$522,189	$230,542	$6,044
Total amortized cost	1,636,336	860,721	532,839	236,592	6,184

Unrealized loss	$ (31,015)	$ (14,175)	$ (10,650)	$ (6,050)	$ (140)

Unrealized loss percentage to fair market value	1.9%	1.7%	2.0%	2.6%	2.3%

Equity securities:
Number of positions	59	41	14	3	1

Total fair market value	$ 228,828	$182,722	$ 41,689	$ 3,568	$ 849
Total amortized cost	236,403	189,088	42,823	3,617	875

Unrealized loss	$ (7,575)	$ (6,366)	$ (1,134)	$ (49)	$ (26)

Unrealized loss percentage to fair market value	3.3%	3.5%	2.7%	1.4%	3.1%

Fixed maturity securities:
Number of positions	349	157	121	67	4

Total fair market value	$1,376,493	$663,824	$480,500	$226,974	$5,195
Total amortized cost	1,399,933	671,633	490,016	232,975	5,309

Unrealized loss	$ (23,440)	$ (7,809)	$ (9,516)	$ (6,001)	$ (114)

Unrealized loss percentage to fair market value	1.7%	1.2%	2.0%	2.6%	2.2%

Investment grade fixed maturity securities:
Number of positions	327	142	115	66	4

Total fair market value	$1,290,285	$599,150	$461,041	$224,899	$5,195
Total amortized cost	1,311,280	605,920	469,268	230,783	5,309

Unrealized loss	$ (20,995)	$ (6,770)	$ (8,227)	$ (5,884)	$ (114)

Unrealized loss percentage to fair market value	1.6%	1.1%	1.8%	2.6%	2.2%

Below investment grade fixed maturity securities:
Number of positions	22	15	6	1	-

Total fair market value	$ 86,208	$ 64,674	$ 19,459	$ 2,075	-
Total amortized cost	88,653	65,713	20,748	2,192	-

Unrealized loss	$ (2,445)	$ (1,039)	$ (1,289)	$ (117)	-

Unrealized loss percentage to fair market value	2.8%	1.6%	6.6%	5.6%	-

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


related unearned premiums. There was no premium deficiency in 2006, 2005 and 2004. In determining whether a premium deficiency exists, we consider anticipated investment income on the unearned premium reserve.

Policy acquisition costs incurred and amortized to income follow:

	2006	2005	2004

Balance, January 1	$174,415	$163,645	$153,605
Costs deferred during the year	519,744	474,067	449,272
Amortization charged to expense	(516,307)	(463,297)	(439,232)

Balance, December 31	$177,852	$174,415	$163,645

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

Note E - Property and Equipment

Our property and equipment at December 31 follows:

	2006	2005

Buildings	$ 57,709	$ 56,133
EDP equipment and copiers	35,997	34,247
Software	17,236	9,085
Equipment and office furniture	14,086	13,481
Automobiles	1,672	1,781
Building improvements and other	1,900	1,080

	128,600	115,807
Less accumulated depreciation/amortization	(65,869)	(59,473)

	62,731	56,334
Land	5,652	5,291

Property and equipment, net	$ 68,383	$ 61,625

Property and equipment are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the assets using the following rates and lives:

	Percent Per Annum	Useful Life (Years)

Buildings	2.5	40
Building improvements (prior to 1992)	2.5	40
Building improvements (1992 and subsequent)	5.0	20
Equipment and office furniture	10.0	10
Copiers and miscellaneous office equipment	20.0	5
Automobiles	20.0	5
EDP equipment	33.3	3
Software	10.0 - 33.3	3 - 10

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


      The cost of computer software developed or obtained for internal use in excess of $150 is capitalized. Amounts below the $150 threshold are expensed in the period the costs are incurred. Capitalized costs are generally amortized on a straight-line basis primarily over a ten-year period, unless another rational basis is more representative of the software's use.

      Depreciation and amortization expense was $7,197, $6,091 and $5,975 for the years ended December 31, 2006, 2005 and 2004, respectively. Depreciation and amortization expense is allocated evenly between loss adjustment expenses and policy acquisition costs.

Note F - Unpaid Losses and Loss Adjustment Expenses (LAE)

      The liability for unpaid losses and LAE represents our best estimate of the ultimate net cost of all losses and LAE incurred through the balance sheet date. This estimate includes the adjusted case estimates for losses, incurred but not reported losses, salvage and subrogation recoverable and a reserve for LAE. In arriving at our best estimate, we begin with the aggregate of individual case reserves and then make adjustments to these amounts on a line of business basis. These adjustments to the aggregate case reserves by line of business are made based on our analysis as further described below. The entire liability for unpaid losses and LAE is also independently reviewed quarterly and annually for reasonableness by our Actuarial Department. Liability estimates are continually analyzed and updated, and therefore, the ultimate liability may be more or less than the current estimate. The effects of changes in the estimates are included in the results of operations in the period in which the estimates are revised.

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


existing information, the provision for losses and LAE at December 31, 2006 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability, however, may be greater or lower than established reserves. If the ultimate exposure is greater than (or less than) our estimated liability for losses and LAE, we will incur additional expense (income) which may have a material impact on our consolidated results of operations and financial position. We do not discount to present value that portion of our loss reserves expected to be paid in future periods.

      Liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as oil spills, mold and lead paint are included in the loss reserve methodologies described above. Reserves have been established to cover these claims for known losses. Because of our limited exposure to these types of claims, we believe they will not have a material impact on our consolidated results of operations and financial position in the future. Loss reserves on environmental related claims amounted to $8,611 and $7,772 at December 31, 2006 and 2005, respectively.

Liabilities for unpaid losses and LAE at December 31 follow:

	2006	2005

Net voluntary unpaid loss and LAE reserves	$837,470	$ 806,552
Voluntary salvage and subrogation recoverable	(96,954)	(102,878)
Assumed unpaid loss and LAE reserves from Commonwealth Automobile Reinsurers (CAR)	130,803	152,506
Assumed salvage and subrogation recoverable from CAR	(20,544)	(21,481)

Total voluntary and assumed unpaid loss and LAE reserves	850,775	834,699
Adjustment for ceded unpaid loss and LAE reserves	130,174	163,497
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid loss and LAE reserves	$971,949	$ 989,196

The change in reserves for unpaid losses and LAE, net of reinsurance deductions from all reinsurers, including CAR, for the years ended December 31 follow:

	2006	2005	2004

Incurred losses and LAE:
Provision for insured events of the current year	$1,112,140	$1,111,583	$1,101,871
Decrease in provision for insured events of prior years	(43,726)	(61,397)	(57,031)

Total incurred losses and LAE	1,068,414	1,050,186	1,044,840

Payments:
Losses and LAE attributable to insured events of the current year	669,495	672,894	637,373
Losses and LAE attributable to insured events of prior years	382,843	372,719	369,684

Total payments	1,052,338	1,045,613	1,007,057

Change in loss and LAE reserves during the year	16,076	4,573	37,783
Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, beginning of year	834,699	830,126	792,343

Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, end of year	850,775	834,699	830,126
Ceded reinsurance recoverable	121,174	154,497	160,134

Loss and LAE reserves, end of year	$ 971,949	$ 989,196	$ 990,260

      As a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased $43,726 for the year ended 2006, $61,397 for 2005 and $57,031 for 2004. The favorable development is due primarily to lower than anticipated losses related to the personal automobile liability. Conditions and trends that have affected development in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based upon these developments. The amounts we will ultimately incur from loss and loss adjustment expenses could differ materially in the near term from the amounts recorded.

      Approximately $43,522 in personal automobile liability redundancies developed for the year ended 2006, with 99% of this amount coming from the 2005, 2004 and 2003 accident years. The primary reason for the redundancies in this area is that claim severity developed better than we anticipated, coupled with significant redundancies from CAR which approximated 27% of the total automobile liability redundancy. Automobile physical damage had approximately $1,735 in redundancies all related to the 2005 accident year, which were offset by prior period deficiencies. Redundancies related to 2005 were approximately $4,713, of which CAR accounted for 43%. Partially offsetting these redundancies were a $1,895 deficiency in commercial automobile business, primarily related to CAR for the 2005 accident year, and a $236 deficiency in homeowners

business. Various redundancies and deficiencies for the other lines of business and accident years combined for the remaining net redundancy of approximately $600.

      Approximately $54,370 in personal automobile liability redundancies developed for the year ended 2005, with 92% of this amount coming from the 2004, 2003 and 2002 accident years. The primary reason for the redundancies in this area is that claim severity developed better than we anticipated, coupled with significant redundancies from CAR. Automobile physical damage had approximately $7,447 in redundancies related to the 2004 accident year, approximately 62% of which was related to CAR. In 2005, we also experienced redundancies of $1,733 for the commercial multiple peril line of business, 62% of which related to the 2004 accident year. Partially offsetting these redundancies was a $3,467 deficiency in commercial automobile business, primarily related to CAR for the 2004 accident year. Various redundancies and deficiencies for the other lines of business and accident years combined for the remaining net redundancy of approximately $1,314.

      Approximately $51,027 in personal automobile liability redundancies developed for the year ended 2004, with 98% of this amount coming from the 2003, 2002 and 2001 accident years. The primary reason for the redundancies in this area is that claim severity developed better than we anticipated. The redundancy for personal automobile liability that related to CAR accounted for approximately 2.5% of the total. Automobile physical damage had approximately $2,334 in redundancies related to the 2003 accident year, approximately 98% of which was related to CAR. In 2004, we also experienced redundancies of $2,222 for the commercial multiple peril line of business, half of which related to the 1996 accident year. Various redundancies and deficiencies for the other lines of business and accident years combined for the remaining net redundancy of approximately $1,448.

      Our aggregate actuarial estimate for the loss and LAE reserves, on a consolidated basis and net of reinsurance recoverable, ranges from a low of $778,600 to a high of $893,600, as of December 31, 2006. Our financial statement loss and LAE reserves net of reinsurance, based on our best estimate, was established at $850,775 for that date. Financial management calculates our estimate independently from those amounts as calculated by our actuaries and, therefore, the final results are most often not the same. We estimate amounts primarily by reviewing historical loss and LAE data, focusing mainly on payment data. We also review and compare most recent loss frequency, severity and payment data to historical trends in an attempt to determine if patterns are remaining consistent or not. We attempt to establish our reserve estimate as close to the amount required for the ultimate future payments necessary to settle all losses. The accuracy of this estimate is reflected by the line noted in the above table entitled "decrease in provision for insured events of prior years."

      Our loss and LAE reserves include our share of the aggregate loss from CAR which reflect our loss reserves and loss reserves determined by the other writers of automobile insurance in Massachusetts that participate in CAR (Servicing Carriers).

Note G - Bonds Payable

      On December 9, 2003, we issued $300,000 face value of senior unsecured and unsubordinated debt (the Senior Notes) which matures December 9, 2013. The Senior Notes were issued at 99.3% to yield 6.04% and bear a coupon interest rate of 5.95%, payable semi-annually on June 9 and December 9. Proceeds from the issuance were $297,972. Costs related to the issuance of the Senior Notes have been deferred and recorded in other assets on the balance sheet. The deferred costs and the original issue discount will be amortized into interest expense over the life of the Senior Notes. The fair market value of the Senior Notes at December 31, 2006 was estimated at $295,000.

Note H - Commitments

      During the second quarter of 2006, we entered into an agreement to fund a commercial loan participation of $10,000. As of December 31, 2006, $2,285 of this commitment has been funded and is included in other investments on the consolidated balance sheet. The remaining commitment will be funded through ordinary operating cash flows over the next two years.

      In 2000, Commerce entered into a Limited Partnership Agreement with Conning Partners VI, L.P., a Delaware Limited Partnership. This partnership agreement required our commitment to invest up to $50,000 into the partnership. As of December 31, 2006, we have invested $38,691 into the partnership, leaving a commitment balance to the partnership of $11,309. The partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity, equity-related and other securities issued in expansion financing, start-ups, buy-outs and recapitalization transactions, relating to companies in the areas of insurance, financial services, e-commerce, healthcare, and related businesses, including, without limitation, service and technology enterprises supporting such businesses.


      Also in 2000, Commerce entered into a Limited Partnership Agreement with Distribution Partners Investment Capital, L.P. a Delaware Limited Partnership. This partnership agreement required our commitment to invest up to $3,500 into the partnership. As of December 31, 2006, we have invested $2,555 into the partnership leaving a balance of $945 for funds still committed. The partnership was formed to operate as an investment fund principally for the purpose of making investments in equity and equity-related securities of companies operating in the area of insurance distribution and distribution related activities.

Note I - Stockholders' Equity

Net Accumulated Other Comprehensive Income

Net accumulated other comprehensive income is a component of stockholders' equity and includes unrealized gains and losses, net of tax, on available for sale investment securities.

The components of other comprehensive income, both gross and net of tax (benefit), for the years ended December 31 are as follows:

2006	Gross	Tax (Benefit)	Net

Unrealized holding gain during the year	$ 50,109	$ 17,538	$ 32,571
Reclassification adjustment	13,078	4,566	8,512

Other comprehensive income	$ 63,187	$ 22,104	$ 41,083

2005
Unrealized holding loss during the year	$(21,286)	$ (7,439)	$(13,847)
Reclassification adjustment	(14,409)	(5,043)	(9,366)

Other comprehensive loss	$(35,695)	$(12,482)	$(23,213)

2004
Unrealized holding gain during the year	$ 8,849	$ 3,095	$ 5,754
Reclassification adjustment	(28,360)	(9,926)	(18,434)

Other comprehensive loss	$(19,511)	$ (6,831)	$(12,680)

Book Value Awards, Incentive Awards and Stock Option Programs

      The Incentive Compensation Plan. During 2002, our stockholders approved the Incentive Compensation Plan (the Plan) which provides for the award of incentive stock options, non-qualified stock options, book value awards (BVAs), stock appreciation rights, restricted stock and performance stock units. Up to 10,000,000 shares of common stock (subject to increase for anti-dilution adjustments) may be issued under the Plan, including awards of restricted stock or upon the exercise of common stock equivalent awards such as stock options and stock appreciation rights payable in the form of common stock (not in the form of cash). At the discretion of the Compensation Committee, all of our directors, officers and other senior management employees, including those of our subsidiaries, are eligible to participate in the Plan.

      In May 2005, the Compensation Committee of the Board of Directors authorized, under the 2002 Incentive Compensation Plan, the grant of Incentive Awards (IAs) to officers and directors in lieu of BVAs which were granted in the past. IAs entitle officers and directors to cash payments at a specified settlement date, subject to certain specified conditions. The 2005 Incentive Award Agreement is substantially the same as the previously granted Book Value Award Agreement. The cash payment is based on cumulative net earnings per basic share of common stock over a three-year period, except for certain early retirement and change in control circumstances. During 2006, the Compensation Committee awarded similar IAs.

      IAs issued relating to the Plan totaled 1,206,297 in 2006 and 1,208,631 in 2005. BVAs issued related to the Plan totaled 1,489,111 in 2004. Expenses relating to BVAs and IAs were $26,081, $29,043 and $18,904 in 2006, 2005 and 2004, respectively. The outstanding BVAs entitle the holders to cash payments based upon the extent to which, if at all, the per share book value exceeds certain thresholds set at the time the award was granted.

      Employee stock options (options) granted from 1999 through 2001 relating to a previously approved plan totaled 2,529,042, including the issuance of options previously terminated. No employee stock options were granted after 2001 under the Plan. The outstanding options entitle the recipient to purchase our common stock based upon the extent to which, if at all, the per share market value of the common stock exceeds certain thresholds set at the time the option was granted. Unexercised options terminate not later than eight years after the date of grant. The average contractual life of the remaining 16,084 options outstanding at December 31, 2006 was 2.3 years.


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

      We record our expenses related to employee stock options, BVAs and IAs in three separate line items on our statement of earnings - losses and loss adjustment expenses, policy acquisition costs and net investment income. Agent options are recorded in two separate lines, losses and LAE and policy acquisition costs. The stock option, BVA and IA expenses recorded in each line item for the years ended December 31 follow:

	2006	2005	2004

BVAs, IAs and other plans:
Losses and loss adjustment expenses	$15,350	$15,655	$10,086
Policy acquisition costs	12,893	13,935	8,652
Net investment income	126	187	166

Total	28,369	29,777	18,904

Employee options:
Losses and loss adjustment expenses	-	8	1,888
Policy acquisition costs	-	7	1,627
Net investment income	-	-	19

Total	-	15	3,534

Agents' options:
Losses and loss adjustment expenses	3,612	767	8,410
Policy acquisition costs	2,956	628	6,881

Total	6,568	1,395	15,291

Total expense	$34,937	$31,187	$37,729

      Liabilities for the BVAs, IAs and employee stock option programs were $50,552 and $48,193 at December 31, 2006 and 2005, respectively. Plan activity related to employee options, retroactively adjusted for the June 2006 two-for-one stock split, for the three years ended 2006 follows:

	Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2004	3,625,344	$15.63
Exercised	(3,494,326)	15.64

Options outstanding at December 31, 2004	131,018	15.49
Exercised	(108,442)	15.51

Options outstanding at December 31, 2005	22,576	15.40
Exercised	(6,492)	15.40

Options outstanding at December 31, 2006	16,084	15.40

Options exercisable at December 31, 2004	131,018	$15.49

Options exercisable at December 31, 2005	22,576	15.40

Options exercisable at December 31, 2006	16,084	15.40

At December 31, 2006, 5,115,328 shares of common stock may be awarded in the future under the Plan. Our Compensation Committee has not granted stock options to employees under the plan since 2001.

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


qualified, the recipient may purchase our common stock at the exercise price for a period of five years beginning five years after the date of the grant (the confirmation date). Unexercised ACIC agents' options terminate not later than ten years after the date of the grant (the expiration date). In conjunction with meeting specified premium growth levels over the term of the ACIC agents' options, we provided "put rights" to the holders of the ACIC agents' options granted in 1999. These put rights permit the agents' option holders to require us to purchase the ACIC agents' options at the difference between $20.00 less the exercise price, at any time from and after the confirmation date through and including the expiration date. Options outstanding from the 1999 grant totaled 297,350 at December 31, 2006. Options cannot be exercised using cash. Options can only be exercised using a net share purchase such that the dollar value that the option is in the money is divided by the fair market value of the stock at the date of exercise to arrive at the number of shares received by the option holder. We record our expenses associated with the ACIC Plan over each award's vesting period, based on our estimate of the fair value of each award using the Black-Scholes option pricing model. Expenses related to these options were $6,568 in 2006, $1,395 in 2005 and $15,291 in 2004. The ACIC Plan has not been, and is not required to be, approved by our stockholders.

The ACIC Plan activity, retroactively adjusted for the June 2006 two-for-one stock split, for the three years ended 2006 follows:

	Shares	Weighted Average Exercise Price

Agents' options outstanding at January 1, 2004	7,594,760	$20.64
Granted	1,250,000	29.32
Exercised	(3,000,500)	18.16

Agents' options outstanding at December 31, 2004	5,844,260	23.77
Granted	950,000	36.27
Exercised	(585,910)	17.87
Forfeited	(1,400,000)	24.91

Agents' options outstanding at December 31, 2005	4,808,350	26.62
Granted	450,000	37.38
Exercised	(311,000)	21.31

Agents' options outstanding at December 31, 2006	4,947,350	$27.94

      There were 597,350, 308,350 and 744,260 exercisable ACIC agents' options at December 31, 2006, 2005 and 2004, respectively. The weighted average remaining contractual life of ACIC agents' options outstanding at December 31, 2006 was 6.8 years.

      On February 10, 2005, 1,400,000 of the ACIC agents' options that were outstanding at December 31, 2004 were forfeited as a result of AAA Arizona terminating its relationship with American Commerce. None of these options were exercisable at the end of 2004. Accrued expenses for these options were $3,487 at December 31, 2004. This amount was credited to income during the first quarter of 2005.

The fair value of each of the ACIC agents' options granted under the ACIC Plan was estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2006	2005	2004

Dividend yield	3.30%	2.65%	2.38%
Expected volatility	20.45%	19.80%	21.50%
Risk-free interest rate	4.69%	4.40%	3.64%
Expected option life in years	5-9.5	5-9.5	5-9.5

      The weighted average exercise prices for ACIC agents' options granted in 2006, 2005, and 2004 were $37.38, $36.27 and $29.32, respectively. The estimated weighted average grant date fair values estimates of the ACIC agents' options granted during 2006, 2005 and 2004 were $4.46, $4.27 and $4.03, respectively. The ACIC agents' option liability at December 31, 2006 and 2005 was $21,236 and $17,398, respectively.

New Accounting Pronouncements

      The Financial Accounting Standards Board issued in December 2004 revised rules for accounting for stock options and other equity-based remuneration, SFAS No. 123R, Share-Based Payment. SFAS No. 123R is applicable for employee options and not for non-employee options, such as ACIC agents' options. We adopted these revised rules in the first quarter


of 2006 when they became effective. This change did not impact our results of operations and financial condition for the employee stock options we awarded through 2001 under the Plan because application of the revised rules is on a prospective basis. The revised rules did not change our accounting for BVAs, IAs and the stock options we award under the ACIC Plan.

Treasury Stock

      Effective July 1, 2004, Massachusetts corporate law eliminated the distinction between treasury shares and authorized but unissued shares, by providing that common shares that we acquire automatically are restored to the status of authorized but unissued shares. We have continued to reflect treasury shares on our balance sheet and in our notes to the financial statements in part because the concept of treasury shares continues to be relevant under the New York Stock Exchange Rules. Also effective July 1, 2004 Massachusetts corporate law eliminated the concept of par value. The effect of that change was to supersede the historic prohibition against issuing par value stock for less than par. There is no minimum price at which we may issue shares. We have continued to show on our balance sheet the most recent par value per share of our common stock ($0.50), as well as the aggregate amount of par value for which the shares of our common stock now outstanding were issued, because we believe that presentation facilitates a better understanding of the stockholders' equity section of our consolidated balance sheet.

      In 2006, we issued 382,994 shares of our common stock from treasury to fund the Company's contribution to the Employee Stock Ownership Plan (ESOP). In November 2006, our Board of Directors authorized an increase in the common stock repurchase program to 5,000,000 shares, an increase of 3,526,132 shares. During the fourth quarter of 2006, we repurchased 1,058,289 shares for $31,646, or an average of $29.90 per share. At December 31, 2006, we had authority to purchase a total of 4,184,443 additional shares of our common stock under our buy-back program.

Net Earnings Per Common Share (EPS)

      Basic EPS is computed based on the weighted average number of common shares outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding adjusted by the number of additional common shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of common shares we could have repurchased from the proceeds of the potentially dilutive shares. Our only dilutive instruments are stock options outstanding. Basic and diluted EPS, retroactively adjusted for the June 2006 two-for-one stock split, are calculated for the years ended December 31, as follows:

	2006	2005	2004

Net earnings for basic and diluted EPS	$ 241,535	$ 243,912	$ 214,431

Common share information:
Average shares outstanding for basic EPS	67,630,367	67,171,716	65,604,046
Dilutive effect of stock options	382,402	523,614	301,382

Average shares outstanding for dilutive EPS	68,012,769	67,695,330	65,905,428

Basic EPS	$ 3.57	$ 3.63	$ 3.27

Diluted EPS	$ 3.55	$ 3.60	$ 3.25

      The computation of diluted EPS did not include stock options that were anti-dilutive, as their exercise price was greater than the average market price of our common stock during the year. The number of such options was 2,200,000, 800,000 and 2,200,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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


      The aggregate amount of dividends calculated in accordance with regulations in Massachusetts, California and Ohio that could have been paid in 2006 from all of our insurance subsidiaries without prior regulatory approval was approximately $238,122, of which $203,410 was declared and paid as of December 31, 2006.

      Our Board of Directors voted to declare four quarterly dividends to stockholders of record totaling $0.975 per share and $0.735 per share in 2006 and 2005, respectively. On May 19, 2006, the board voted to increase the quarterly stockholder dividend from $0.225 to $0.25 per share to stockholders of record as of June 16, 2006. Previously, on February 17, 2006, the board increased the quarterly dividend to $0.225 from $0.19 per share. Prior to that declaration, we paid quarterly dividends of $0.19 per share dating back to May 20, 2005 when the board voted to increase the dividend from $0.165 to $0.19 per share.

Other

The amount of consolidated retained earnings at December 31, 2006 represented by undistributed earnings of 50% or less owned investments that are accounted for using the equity method follows:

	Carrying Value	Cost	Undistributed Earnings

Preferred stock mutual funds	$141,654	$120,990	$20,664
Other investments	45,910	43,001	2,909

	$187,564	$163,991	23,573

Income tax expense (at 35%)			8,251

Undistributed equity method earnings included in consolidated retained earnings			$15,322

Note J - Premiums

Insurance premiums are recognized as income ratably over the terms of the policies. Unearned premiums are determined by prorating written premiums on a daily basis over the terms of the policies.

      Approximately 81.3% of our direct premiums written for the year ended December 31, 2006 were generated from personal automobile insurance policies. Approximately 87.5% of our direct premiums written for the year ended December 31, 2006 were generated in Massachusetts.

      A significant portion of our Massachusetts premiums written is derived through the American Automobile Association Clubs of Massachusetts (AAA Clubs) affinity group marketing program. Direct premiums written by the AAA affinity group marketing program in Massachusetts were $675,904 or 36.3% of our total direct premiums written in 2006, $725,943 or 38.7% in 2005 and $724,147 or 39.4% in 2004. Insurance agencies owned by the AAA Clubs wrote 17.3% and our network of independent agents wrote 82.7% of total AAA affinity direct written premium in 2006. During 2005, AAA Club-owned agencies wrote 15.2% and our network wrote 84.8%. See Note U for information regarding our marketing agreement extention with the Massachusetts AAA clubs.

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

Our federal income tax expense (benefit) for the years ended December 31 follows:

	2006	2005	2004

Current	$ 88,660	$120,781	$92,298
Deferred	15,334	(13,013)	(3,295)

Income taxes	$103,994	$107,768	$89,003

      Realization of a deferred tax asset is dependent on generating sufficient taxable income in future years. Although realization is not assured, we believe it is more likely than not that all of the deferred tax assets will be realized. GAAP requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. We did not have a valuation allowance for deferred taxes at December 31, 2006 and 2005.

Deferred tax assets (liabilities) at December 31 follow:

	2006	2005

Unearned premiums	$ 60,323	$ 55,804
Deferred profit sharing	28,102	18,925
Discounting of loss reserves	20,351	22,460
Book value and incentive awards expense	7,987	8,566
Agents' stock option expense	7,433	6,089
Deferred income	3,399	13,317
Directors' retirement compensation expense	1,813	1,393
Investment write-downs	983	7,944
Net accumulated comprehensive loss	-	3,675
Other	3,460	4,236

Deferred tax assets	133,851	142,409

Deferred policy acquisition costs	(62,249)	(61,045)
Net accumulated comprehensive income	(18,502)	-
Preferred stock mutual funds	(9,219)	(4,602)
Software amortization	(5,505)	-
Tax depreciation in excess of book depreciation	(3,351)	(3,400)
Salvage and subrogation recoverable	(1,789)	(2,360)
Other	(1,816)	(2,076)

Deferred tax liabilities	(102,431)	(73,483)

Net deferred tax asset	$ 31,420	$ 68,926

Federal income tax is less than the amount computed by applying the statutory rate of 35% for the years ended December 31 for the following reasons:

	2006		2005		2004

Tax at statutory rate	$121,247	35.0%	$123,412	35.0%	$106,467	35.0%
Tax exempt interest	(10,000)	(2.9)	(10,052)	(2.9)	(10,239)	(3.4)
Dividends received deduction	(5,810)	(1.7)	(5,429)	(1.5)	(5,306)	(1.7)
Dividends paid to ESOP participants	(2,041)	(0.6)	(1,510)	(0.4)	(1,342)	(0.4)
Tax contingency reserve	(15)	-	266	0.1	(1,038)	(0.3)
Other	613	0.2	1,081	0.3	461	0.1

Tax and effective rate	$103,994	30.0%	$107,768	30.6%	$ 89,003	29.3%

During 2004, our 2001 and 2002 federal income tax returns were audited by the IRS; there were no material findings. We are not currently under audit in any jurisdiction.

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

December 15, 2006. We will adopt FIN 48 as of January 1, 2007 and we expect the adoption to have a negligible impact on our results of operation and financial position.

Note L - Insolvency Fund Assessments

Protection Against Insurer Insolvency - Massachusetts

      All of the insurers writing the types of insurance covered by the Massachusetts Insurers Insolvency Fund (MIIF) are MIIF members. MIIF is obligated to pay any unpaid claim, up to $300, against an insolvent insurer if the claims existed prior to the declaration of insolvency or arose within 60 days thereafter. MIIF assesses members the amounts it deems necessary to pay both its obligations and the expenses of handling covered claims. Subject to certain limitations, assessments are made in the proportion that each member's net written premiums for the preceding calendar year for all property and casualty lines of business has to the corresponding net written premiums for all members for the same period. The statute that established MIIF also provides for the recoupment by insurers of amounts paid to MIIF. Historically, the Commissioner has allowed insurers to recoup the amounts they paid MIIF through rate adjustments.

      It is anticipated that there will be additional assessments from time to time relating to various insolvencies. By statute, no insurer may be assessed in any year an amount greater than two percent of that insurer's direct written premiums for the calendar year preceding the assessment. MIIF assessed Commerce and Citation $1,231, $128, and $6,304 for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are net of credits for prior year assessments on numerous insurer insolvencies.

Protection against Insurer Insolvency - Other States

      All companies are also covered by similar associations in the states where they do business. These associations operate similarly to the MIIF. Commerce West, domiciled in California, is covered by the California Insurance Guarantee Association, as well as associations in Arizona and Oregon. American Commerce, domiciled in Ohio, is covered by the Ohio Guarantee Association, as well as associations in the other states in which they do business. (Refunds) payments made by American Commerce, Commerce West and Commerce (for New Hampshire only) to the associations that they are covered under were $(224) in 2006, $76 in 2005 and $126 in 2004. These amounts are net of credits for prior year assessments.

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

Catastrophe Reinsurance Program

      On June 9, 2006, we entered into a series of agreements with participating reinsurers that provide catastrophe reinsurance for our insurance subsidiaries' other than automobile property lines of business for the contract year effective July 1, 2006 through June 30, 2007 (the "Catastrophe Reinsurance Program"). This new Catastrophe Reinsurance Program replaces our terminated 75% quota share program, which had covered our other than automobile property and liability lines of business, except for umbrella and our expiring one-year catastrophe treaty, which covered six percent of our exposure to Massachusetts FAIR Plan losses in excess of $100 million up to a total Massachusetts FAIR Plan losses of $1 billion.

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

Layer	Coverage	Percentage of Coverage Purchased for each Layer	Maximum Recovery per Layer

1st	$25 million excess of $25 million	30%	$ 7,500
2nd	$50 million excess of $50 million	50%	25,000
3rd	$150 million excess of $100 million	80%	120,000
4th	$300 million excess of $250 million	100%	300,000
5th	$50 million excess of $550 million	80%	40,000

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

      We will have no additional reinsurance recoveries for a single event catastrophe in excess of a total loss of $600 million. Our average estimated combined total loss for the Commerce, Citation and ACIC insurance subsidiaries, on other than automobile business, was calculated in 2006 using two prominent catastrophe modeling companies. The average estimated "100 year loss" is $317 million and the "250 year loss" is $583 million.

      The Catastrophe Reinsurance Program will not discharge us from our primary liability to the insured for the full amount of the insured's policies, but it will make the reinsurer liable to us to the extent of the reinsured portion of any loss ultimately suffered. Each reinsurer participating in the reinsurance program will be severally (and not jointly) liable to us for its share of reinsurance coverage. We believe the reinsurers are adequately capitalized and financially able to meet their obligations under the reinsurance agreements with us, though there can be no assurance that they will be able to do so. Premiums related to the catastrophe program amounted to $17,490 for 2006.

      Prior to the catastrophe reinsurance program, we used a series of one-year quota share agreements. This program covered all non-automobile property and liability business, except umbrella policies. We utilized a 75% quota share agreement for the period July 1, 2005 to June 30, 2006; a 70% agreement for the period July 1, 2004 to June 30, 2005; and a 65% agreement for the period July 1, 2003 to June 30, 2004. Quota share reinsurance refers to a form of pro rata reinsurance arrangement where the reinsurer participates in a specified percentage of the premiums and losses on every risk within the scope of the reinsurance agreement.

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

Effective July 1, 2006, our exposure to FAIR Plan losses is covered under our catastrophe reinsurance program as outlined above.

American Nuclear Insurers

      Our company is a member company of American Nuclear Insurers ("ANI"). ANI is a voluntary, non-profit, unincorporated association of insurers through which members provide, on a several and not joint basis, property insurance protection and nuclear energy liability insurance protection. This protection covers hazards arising out of risks related to nuclear installations, operations or facilities. Membership is on a percentage participation basis with this percentage being applied through each pool in which the member participates. Members can increase their participation percentages at any time however this increase is only effective upon ANI Board of Directors approval. Members can also terminate or reduce their participation by giving written notice to the Association by June 30th of any calendar year with the effective date for the termination or reduction being December 31st of that year. Members may participate in the pool by being a direct writing member, a ceding member, or an assuming member or any combination of the three.


      Prior to 2006, Commerce and American Commerce were assuming and ceding members of ANI. Beginning in 2006, American Commerce also became a direct writing member. The total pre-tax earnings impact of all of our participation in ANI for 2006 and 2005 was approximately $1,499 and $1,217, respectively. Our maximum exposure in 2006 in the event of a catastrophic loss at an insured nuclear facility was $11,000 for domestic risks and $10,000 for foreign risks. For 2007, the exposure amounts increased to $12,000 and $11,000, respectively.

Casualty Reinsurance

      Casualty reinsurance, excluding umbrella policies, is written on an excess of loss basis for any one event or occurrence with a maximum recovery of $8,000 over a net retention of $2,000. This coverage is placed with Swiss Re America Corporation, rated "A+ (Superior)" by A.M. Best (its second highest rating).

Personal and Commercial Umbrella

      Personal and commercial liability umbrella policies are reinsured on a 95% quota share basis in regard to limits up to $1,000 and 100% quota share basis for limits in excess of $1,000 but not exceeding $5,000 for policies with underlying automobile coverage of $250/$500 or more. We also have personal liability umbrella reinsurance coverage for policies with underlying automobile coverage of $100/$300 on a 65% quota share basis for limits up to $1,000 and 100% quota share basis for limits in excess of $1,000 but not exceeding $3,000. These coverages are placed with Swiss Re America Corporation.

      Earned premiums and losses and loss adjustment expenses are stated in the accompanying consolidated financial statements after deductions for reinsurance. Those deductions for reinsurance, other than CAR, follow for the years ended December 31:

	2006	2005	2004

Statement of Earnings:
Written premiums(1)	$22,680	$156,154	$138,084
Earned premiums	97,660	147,578	124,975
Losses and loss adjustment expenses	24,444	65,595	57,199
Balance Sheet:
Unpaid losses and loss adjustment expenses	39,482	60,560	58,608
Unearned premiums	6,295	81,275	72,699

(1)

The reduction in written premium primarily resulted from the termination of our quota share agreement as previously mentioned. The termination resulted in a decrease in ceded written premium of $77,708, therefore ceded written premium for quota share for 2006 was $(4,704) as compared to $150,461 for 2005.

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

      Since its inception, CAR has annually generated multi-million dollar underwriting losses, primarily in the personal automobile pool. We are required to share in the underwriting results of CAR business for our respective product lines. Under current regulations, our share of the CAR personal results is based upon our market share of automobile risks for the particular pool, adjusted by a "utilization" concept, such that, in general, we are disproportionately and adversely affected if our relative use of CAR reinsurance exceeds that of the industry, and favorably affected if our relative use of CAR reinsurance is less than that of the industry. For personal automobile writers, companies can reduce their participation ratio by writing credit eligible business voluntarily. Companies are provided credits against their participation ratio for writing those classes and territories of business that are purposefully under-priced in the Massachusetts rate setting process. Companies are also penalized for ceding certain business to CAR. Our strategy has been to maintain above average voluntary retention levels, as well as to retain private passenger automobile business voluntarily that receives credits. This favorably affects our participation ratio compared to our market share, but adversely impacts our voluntary loss ratio. Through 2004, the CAR utilization-based participation ratio calculation had remained the same for the personal automobile market. In 2005 and 2006, CAR switched to using a credit matrix approach.


During 2006, 2005 and 2004, our net participation in the CAR personal automobile pool approximated 27.0%, 26.2% and 23.2%, respectively, as estimated by us for 2006 and as reported by CAR for 2005 and 2004. This is as compared to our estimated market share in those years of 31.2%, 29.9% and 29.1%, respectively. During 2006, 2005 and 2004, the amount of personal automobile exposures we reinsured through CAR approximated 4.6%, 4.7%, and 5.2%, respectively, as compared to industry averages of 5.1%, 6.2% and 6.8%, respectively. During 2006, the Commission directed CAR to redistribute personal automobile ERPs in an attempt to establish, for all Servicing Carriers, overall parity in the quantity and quality of ERP exposures.

      Massachusetts has considered alternative methods to CAR for structuring the residual or involuntary market. Most recently, in December 2006, the former Commissioner approved rules which would have instituted an assigned risk plan, the Massachusetts Automobile Insurance Plan (MAIP), to provide private passenger automobile insurance for those individuals unable to obtain insurance voluntarily, in place of CAR. An assigned risk plan would place these individuals directly with an assigned insurance company. These regulations were to be effective April 1, 2007 for certain new business, July 1, 2007 for SDIP Point 10 and above new and renewal business and January 1, 2008 for all business except clean-in-three renewals. However, on January 19, 2007, the Acting Commissioner suspended these rules for up to ninety days in order to hear additional comment. A public hearing was held on February 15, 2007. In addition, a new Commissioner was named during February 2007. We are unable to predict the outcome of the hearing or what, if any, changes to the current Massachusetts residual market mechanisms may occur or determine the effect of any decision on our financial condition or results of operations.

      CAR implemented a new method for handling ceded commercial automobile risks effective January 1, 2006. This new system provides for six servicing carriers, including Commerce, who were appointed after a competitive bid process for five year terms. The six appointed servicing carriers are the only carriers who can cede business to CAR, and all eligible producers are assigned to one of the servicing carriers in order to provide all producers with a market for their ceded business. As of 2006, the commercial results from all ceded commercial business is shared between all carriers, including the appointed servicing carriers, based upon each carrier's voluntary market share of commercial automobile business.

Reinsurance activity with CAR for fiscal years 2006, 2005 and 2004 follows:

	2006		2005		2004

	Ceded	Assumed	Ceded	Assumed	Ceded	Assumed

Statement of Earnings:
Written premiums	$115,210	$ 99,015	$113,984	$132,098	$115,766	$128,152
Earned premiums	108,306	119,627	118,307	125,982	110,833	121,379
Losses and LAE incurred	87,690	91,916	105,409	104,459	105,405	137,822
Underwriting expenses	-	36,406	-	40,401	-	42,763

Balance Sheet:
Unpaid losses and LAE	80,096	110,259	93,418	131,026	99,990	144,184
Unearned premiums	61,046	47,900	54,142	68,513	58,465	62,397

      We pay to CAR all of the premiums generated by the policies we have ceded and CAR reimburses us for all losses incurred on ceded policies. In addition, we receive a fee for servicing ceded policies based on the expense structure established by CAR. For the years ended December 31, 2006, 2005 and 2004, these servicing fees amounted to $23,302, $24,102 and $21,160, respectively.

      We present assets and liabilities gross of reinsurance. The residual market receivable represents the gross amount of reinsurance recoverable from CAR, including unpaid losses, unearned premiums, paid losses recoverable and unpaid ceded and assumed premiums.

      Our two largest reinsurance components, quota share and CAR, settle on a quarterly basis. Quota share settles 45 days after the end of each quarter and CAR settles 90 days after the end of each quarter. There were no balances in dispute for the years ended 2006 and 2005 for either component.

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


2006, 2005 and 2004 were $10,790, $10,371 and $9,651, respectively. In 2007, 2006 and 2005, the previous year's contributions were funded entirely with 367,145, 382,994 and 286,790 treasury stock shares, respectively. ESOP contributions in years prior to 2005 were made in cash. The increase in the contribution in 2006 over 2005 and in 2005 over 2004 was primarily due to an increase in employees and wages paid to them. The ESOP held 5,856,990 and 5,742,514 shares of our common stock at December 31, 2006 and 2005, respectively.

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

      ESOP participants who are current employees and who are 100% vested in their ESOP accounts can annually elect to transfer out of the ESOP up to 100% of their allocated Company stock in the form of an eligible rollover distribution into another eligible retirement plan, such as a qualified individual retirement arrangement. Approximately 4,354,000 shares owned by participants in the ESOP at December 31, 2006 are allocated to the ESOP accounts of these individuals. Beginning January 1, 2007, ESOP accounts vest at a rate of 20% per service year beginning with a participant's second year of service.

      ESOP participants who are former employees of the Company may generally elect to withdraw from the ESOP the total amount of shares allocated to their accounts at any time. Approximately 1,145,000 shares held by the ESOP at December 31, 2006 are allocated to the ESOP accounts of these individuals.

      The remaining approximately 358,000 shares held by the ESOP at December 31, 2006 are allocated to the ESOP accounts of participants who have not yet reached 100% vesting in their account balances. The fair value of the ESOP shares held by participants that are less than 100% vested at December 31, 2006 was approximately $10,651. Beginning in 2007, participants with three years of service may diversify out of our stock and into any of the investment options under the Plan's 401(k) component. We pay for administration of the ESOP.

      Our 401(k) Plan is merged into the ESOP. The ESOP is administered by Fidelity Investments. The 401(k) component of the ESOP enables eligible employees to contribute up to 60% of eligible compensation on a pre-tax basis up to the annual maximum limits under federal tax law. We incur no expenses in the form of matching contributions but we pay for administration of the plan.

Note O - Directors' Retirement Compensation Plan

      During 2000, our directors approved a Directors' Retirement Compensation Plan (the Retirement Plan). The Retirement Plan becomes effective for each director upon terminating service from our Board of Directors (the Board) provided that such termination was not made under conditions adverse to our interest. Effective with the annual meeting wherein the director is not reappointed to the Board, and provided benefits are not paid until such time as the director has attained the age of 65, we will pay an annual retirement benefit equal to 50% of the average annual total compensation of the director for the highest three full years (the three year average compensation). The annual retirement benefit of 50% of the three year average compensation vests at the rate of 4.0% for each year of Board service up to a maximum of 100% vesting through termination of service. Payments continue for a maximum of ten years over the remaining life of the terminated director, or his or her then spouse, if the director pre-deceases the spouse. No payments are to be made after the death of the director and spouse. Expenses related to the Retirement Plan in 2006, 2005 and 2004 were $1,279, $887 and $273, respectively. We paid $78, $78 and $55 under the Retirement Plan in 2006, 2005 and 2004, respectively. The liability for the Retirement Plan, as calculated based on a discounted cash flow basis, was $5,181 and $3,980 at December 31, 2006 and 2005, respectively.

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


      We evaluate performance and allocate resources based primarily on the property and casualty insurance segments, which represents over 99% of our total revenue for the past three years. The accounting policies of the reportable segments are the same as those described in these notes to consolidated financial statements.

Selected segment information for 2006, 2005 and 2004 follows. Earnings are before income taxes and change in accounting principle and include minority interest.

	Revenue	Earnings	Assets

2006:
Property and casualty insurance
Massachusetts	$1,729,349	$365,077	$3,647,097
Other than Massachusetts	219,842	29,456	419,078
Real estate and commercial lending	853	853	19,636
Corporate and other	(575)	(49,857)	25,058

Consolidated	$1,949,469	$345,529	$4,110,869

2005:
Property and casualty insurance
Massachusetts	$1,654,217	$362,091	$3,511,282
Other than Massachusetts	230,121	32,068	370,422
Real estate and commercial lending	1,024	1,024	17,963
Corporate and other	(981)	(43,503)	27,343

Consolidated	$1,884,381	$351,680	$3,927,010

2004:
Property and casualty insurance
Massachusetts	$1,565,990	$319,229	$3,216,487
Other than Massachusetts	240,338	35,687	352,416
Real estate and commercial lending	731	731	15,207
Corporate and other	(488)	(52,213)	28,133

Consolidated	$1,806,571	$303,434	$3,612,243

Direct premiums written and earned for the years ended 2006, 2005 and 2004 follow:

	2006	2005	2004

Massachusetts Direct Premiums Written:
Personal automobile	$1,345,043	$1,365,887	$1,327,375
Commercial automobile	101,781	94,963	96,646
Homeowners	146,153	136,130	121,222
Other lines	38,318	38,971	39,421

Massachusetts Direct Premiums Written	1,631,295	1,635,951	1,584,664

Other Than Massachusetts Direct Premiums Written:
Personal automobile	171,070	184,573	200,700
Commercial automobile	8,536	9,974	9,131
Homeowners	42,744	42,483	42,561
Other lines	10,508	1,250	1,185

Other Than Massachusetts Direct Premiums Written	232,858	238,280	253,577

Total Direct Premiums Written	$1,864,153	$1,874,231	$1,838,241

Massachusetts Direct Earned Premiums:
Personal automobile	$1,346,409	$1,343,247	$1,260,307
Commercial automobile	99,414	95,197	93,994
Homeowners	140,339	128,495	111,355
Other lines	38,428	38,891	37,717

Massachusetts Direct Earned Premiums	1,624,590	1,605,830	1,503,373

Other Than Massachusetts Direct Earned Premiums:
Personal automobile	168,333	190,123	200,715
Commercial automobile	9,214	9,597	8,536
Homeowners	41,648	43,032	39,558
Other lines	3,254	1,245	1,079

Other Than Massachusetts Direct Earned Premiums	222,449	243,997	249,888

Total Direct Earned Premiums	1,847,039	1,849,827	1,753,261
Net ceded earned premiums	(86,339)	(139,903)	(114,428)

Total Earned Premiums	$1,760,700	$1,709,924	$1,638,833

Note Q - Related-Party Transactions

      We have made loans to insurance agencies with which Commerce transacts business on a regular basis. At December 31, 2006, five loans with an aggregate outstanding principal balance of $755 were collateralized by the assets of the agencies. At December 31, 2005, five loans with an aggregate outstanding balance of $1,812 were collateralized by the assets of the agencies. There were no loans to insurance agencies collateralized solely by real estate in 2006 and 2005. At December 31, 2004, six loans with an aggregate outstanding balance of $2,081 were collateralized by the assets of the agencies and none collateralized solely by real estate.

      The immediate family of Raymond J. Lauring, a director of the Company, owns more than a 10% equity interest in Lauring Construction Company. Mr. Lauring has no ownership interest in the construction company. Payments to Lauring Construction totaled $1,549 in 2006, $222 in 2005, and $285 in 2004. The increase in 2006 payments resulted primarily from construction projects for generators for our Webster facilities. For these projects, we paid Lauring Construction for work performed by them and by subcontractors. Lauring Construction in turn paid the subcontractors directly.

Note R-- Contingencies

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

AAA Arizona

      As previously disclosed, in AAA Arizona, Inc. v. American Commerce Insurance Company (United States District Court for the District of Arizona), originally filed on May 16, 2005, AAA Arizona alleges, among other claims, that American Commerce has violated its contract with AAA Arizona by failing to pay approximately $1,700 in profit sharing that AAA Arizona claims to have earned during 2004. AAA Arizona also alleges that American Commerce is interfering with AAA Arizona's relationship with its members. AAA Arizona seeks an order from the court and an award of actual and consequential damages in total of approximately $10,000. We cannot estimate, as of the date of this Form 10-K, the amount of consequential damages that may be awarded to AAA Arizona if it is successful. American Commerce intends to vigorously defend against AAA Arizona's claims unless a reasonable settlement appears appropriate.

Potential Liability for CAR Obligation

      Member companies of CAR have joint and several liabilities for the obligations of CAR, the Massachusetts-mandated personal automobile reinsurance mechanism that enables us and other participating insurers to reinsure in CAR any risk. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of December 31, 2006, we were not aware of any CAR member company which has failed to meet its obligations.

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

      Our consolidated net income on a statutory basis for the years ended December 31, 2006, 2005 and 2004 was $233,286, $238,122 and $241,062, respectively. Our statutory policyholders' surplus as reported to various state insurance departments at December 31, 2006 and 2005 was $1,535,659 and $1,477,307, respectively.

Note T - Quarterly Results of Operations (unaudited)

An unaudited summary of our 2006 and 2005 quarterly performance follows:

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$475,509	$450,986	$509,477	$513,497
Net earnings	66,955	58,619	56,535	59,426
Comprehensive income	59,692	43,151	104,925	74,850
Net earnings per common share:
Basic	$ 0.99	$ 0.87	$ 0.83	$ 0.88
Diluted	0.99	0.86	0.83	0.87
Cash dividends paid per share	0.225	0.25	0.25	0.25

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$467,809	$478,369	$465,732	$472,471
Net earnings	58,038	62,562	59,830	63,482
Comprehensive income	32,970	84,352	45,029	58,348
Net earnings per common share:
Basic	$ 0.87	$ 0.93	$ 0.89	$ 0.94
Diluted	0.86	0.92	0.88	0.94
Cash dividends paid per share	0.165	0.19	0.19	0.19

Note U - Other Items

SWICO Enterprises, Ltd.

      On December 22, 2006, we announced that we had entered into an agreement through which we expect to enter the New York personal lines insurance market in 2007. Under the terms of the agreement, AHC will acquire SWICO Enterprises, Ltd., the holding company for Hempstead, New York-based property and casualty insurer State-Wide Insurance Company. The transaction, which is subject to regulatory approval and which is expected to close early in the second quarter of 2007, is valued at approximately $55 million.

Massachusetts AAA Marketing Agreements

      In December 2006 and February 2007, we entered into agreements to extend our exclusive underwriter of personal automobile relationship with three Massachusetts AAA clubs from a minimum of three years to a minimum of twenty years.

Clark-Prout Insurance Agency

      In December 2006, we agreed to sell the building and the new and renewal policy business on and after April 1, 2007 of Clark-Prout to AAA SNE and its insurance subsidiary, respectively. The transaction, which is expected to close during the second quarter of 2007, is valued at approximately $1.7 million.

AAA SNE Reinsurance Agreement

      In November 2006, Commerce entered into a quota-share agreement with an insurance company that is a wholly-owned subsidiary of AAA SNE. This agreement became effective on January 1, 2007. Beginning in the first quarter of 2007, the underwriting results of our four insurance subsidiaries coupled with our corporate expenses that are integral to our insurance operation will be ceded to AAA SNE at a quota share rate of 1.5% for 2007. The underwriting results of the insurance companies will include the underwriting results of all external reinsurance assumed from or ceded to our company subsequent to January 1, 2007.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES COMBINED BALANCE SHEETS OF INSURANCE SUBSIDIARIES AND RECONCILIATION TO CONSOLIDATED FINANCIAL STATEMENTS December 31,

(Thousands of Dollars, Unaudited)	2006	2005	2004	2003	2002	2001	2000

ASSETS

Cash and short-term investments	$ 154,149	$ 97,445	$ 220,245	$ 213,033	$ 205,907	$ 180,930	$ 95,217
Bonds, at market (at amortized cost prior to 1993)	1,993,106	2,029,055	1,692,364	1,497,016	683,811	626,482	669,935
Preferred stocks, at market (at amortized cost prior to 1993)	606,222	393,681	422,344	298,721	305,057	248,101	200,083
Common stocks, at market	109,752	102,344	81,433	105,523	99,818	107,458	115,827
Preferred stock mutual funds, at equity	141,654	96,332	61,429	54,274	270,616	309,282	337,733
Mortgage loans on real estate	6,070	7,396	10,536	10,996	17,693	26,237	35,340
Other investments	45,910	28,111	34,281	22,914	21,068	18,743	26,802
Premium balances receivable	480,480	474,971	459,660	410,713	341,858	246,095	230,450
Investment income receivable	23,041	22,218	18,611	19,271	13,903	15,460	18,118
Residual market receivable	157,227	191,309	193,618	192,743	164,476	131,670	134,141
Reinsurance receivable	53,679	142,923	133,328	117,786	98,403	74,359	65,319
Deferred acquisition costs	177,852	174,415	163,645	153,605	138,241	116,557	111,305
Current income taxes	-	-	-	-	-	-	-
Deferred income taxes	15,898	47,780	22,781	14,238	24,880	16,550	10,901
Non-compete agreement	-	-	-	-	2,129	2,479	2,829
Real estate, furniture and equipment	68,739	61,878	54,168	53,511	50,182	38,764	33,498
Receivable for investments sold	-	10	10	6,871	-	-	-

Total insurance company assets	4,033,779	3,869,868	3,568,453	3,171,215	2,438,042	2,159,167	2,087,498
Total non-insurance company assets	77,090	57,142	43,790	42,029	25,419	27,976	12,941

Total assets	$4,110,869	$3,927,010	$3,612,243	$3,213,244	$2,463,461	$2,187,143	$2,100,439

LIABILITIES AND STOCKHOLDERS' EQUITY

Unpaid losses and loss expenses	$ 927,441	$ 948,622	$ 958,578	$ 933,645	$ 804,968	$ 685,725	$ 680,502
Unearned premiums	935,385	933,160	902,566	810,462	687,148	563,456	519,885
Excess of book value of subsidiary interest over cost	-	-	-	-	-	5,719	8,431
Deferred income	10,615	8,466	9,798	7,684	8,421	7,015	7,703
Accounts payable, accrued and other liabilities	370,268	278,910	172,194	122,721	75,361	75,151	72,333
Current income taxes	16,686	26,433	29,135	10,886	769	3,817	15,829
Deferred income taxes	-	-	-	-	-	-	-
Payable for securities purchased	-	8,019	11,871	13,610	-	-	-
Advance premium and commissions payable	47,711	50,123	50,190	49,013	44,388	-	-
Outstanding checks payable	41,845	42,283	39,356	39,479	36,369	32,512	24,825

Total insurance company liabilities	2,349,951	2,296,016	2,173,688	1,987,500	1,657,424	1,373,395	1,329,508
Total non-insurance company liabilities	250,688	319,968	317,273	309,143	11,879	4,315	(12,018)

Total liabilities	2,600,639	2,615,984	2,490,961	2,296,643	1,669,303	1,377,710	1,317,490

Minority interest (1)	6,959	5,957	5,126	4,390	4,106	-	1,068

Capital stock	10,159	10,159	9,621	9,621	3,600	3,600	3,600
Paid-in capital	260,966	260,966	260,966	260,966	45,050	45,050	45,050
Retained earnings:
Balance, January 1	1,302,727	1,124,178	913,128	796,447	737,122	708,272	587,137
Net earnings	272,137	270,866	247,402	174,456	49,433	94,358	136,425
Other	-	(538)	-	7,774	-	-	-
Other comprehensive income (loss)	41,249	(23,369)	(12,462)	603	12,871	560	36,490
Dividends paid	(203,410)	(68,410)	(23,890)	(66,152)	(71,564)	(66,068)	(51,780)

Balance, December 31	1,412,703	1,302,727	1,124,178	913,128	727,862	737,122	708,272

Total insurance company equity	1,683,828	1,573,852	1,394,765	1,183,715	776,512	785,772	756,922
Total non-insurance company equity (2)	(180,557)	(268,783)	(278,609)	(271,504)	13,540	23,661	24,959

Total stockholders' equity	1,503,271	1,305,069	1,116,156	912,211	790,052	809,433	781,881

Total liabilities, minority interest and stockholders' equity	$4,110,869	$3,927,010	$3,612,243	$3,213,244	$2,463,461	$2,187,143	$2,100,439

(1)

Due to the internal reorganization in 2003, minority interest is no longer part of our insurance operation. Minority interest is included since then for comparative purposes and to reconcile to our consolidated balance sheet.

(2)	Since 2003, non-insurance company equity reflects the issuance of the $300 million senior debt offering offset by equity of the non-insurance subsidiaries.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES COMBINED BALANCE SHEETS OF INSURANCE SUBSIDIARIES AND RECONCILIATION TO CONSOLIDATED FINANCIAL STATEMENTS December 31,

	1999	1998	1997	1996	1995	1994	1993	1992

ASSETS

Cash and short-term investments	$ 42,971	$ 94,921	$ 254,894	$ 154,817	$ 62,209	$ 16,248	$ 22,858	$ 35,938
Bonds, at market (at amortized cost prior to 1993)	647,338	619,267	590,597	716,702	815,277	745,010	649,491	505,565
Preferred stocks, at market (at amortized cost prior to 1993)	211,049	197,425	148,499	147,680	111,220	85,574	80,059	2,261
Common stocks, at market	77,348	111,482	58,652	63,156	40,359	9,656	47,462	43,545
Preferred stock mutual funds, at equity	251,135	177,079	123,246	22,727	-	-	-	-
Mortgage loans on real estate	42,479	46,573	57,425	45,398	31,404	35,715	42,042	60,697
Other investments	14,139	7,825	3,783	127	-	-	-	-
Premium balances receivable	195,047	162,704	169,311	157,673	126,090	101,529	94,333	67,876
Investment income receivable	14,531	13,544	12,103	12,655	14,440	13,285	10,205	9,710
Residual market receivable	149,620	147,854	169,267	188,943	193,625	207,003	208,156	258,416
Reinsurance receivable	51,532	38,984	19,899	21,120	23,254	18,198	12,868	365
Deferred acquisition costs	98,500	88,759	85,264	82,968	67,160	59,066	53,647	55,442
Current income taxes	-	2,773	-	-	-	-	-	-
Deferred income taxes	37,612	-	-	-	2,100	38,180	-	-
Non-compete agreement	3,179	-	-	-	-	-	-	-
Real estate, furniture and equipment	27,321	27,885	29,060	26,011	24,642	25,246	22,371	23,183
Receivable for investments sold	-	-	-	-	-	-	-	-

Total insurance company assets	1,863,801	1,737,075	1,722,000	1,639,977	1,511,780	1,354,710	1,243,492	1,062,998
Total non-insurance company assets	34,779	29,774	33,771	38,062	42,865	34,358	56,764	43,581

Total assets	$1,898,580	$1,766,849	$1,755,771	$1,678,039	$1,554,645	$1,389,068	$1,300,256	$1,106,579

LIABILITIES AND STOCKHOLDERS' EQUITY

Unpaid losses and loss expenses	$ 670,446	$ 589,105	$ 627,291	$ 653,045	$ 613,649	$ 585,864	$ 555,641	$ 479,790
Unearned premiums	457,095	391,424	379,599	367,991	330,454	314,719	283,526	264,567
Excess of book value of subsidiary interest over cost	10,758	-	-	-	-	-	-	-
Deferred income	7,464	6,948	7,271	7,974	8,954	10,451	7,351	8,384
Accounts payable, accrued and other liabilities	48,505	70,558	60,332	41,368	34,351	43,433	16,564	20,863
Current income taxes	11,821	-	9,635	2,726	1,596	10,254	4,867	9,249
Deferred income taxes	-	4,955	9,218	2,071	-	-	13,669	4,400
Payable for securities purchased	-	-	-	-	-	-	-	-
Advance premium and commissions payable	-	-	-	-	-	-	-	-
Outstanding checks payable	20,561	19,266	16,209	14,715	9,901	11,688	10,243	10,129

Total insurance company liabilities	1,226,650	1,082,256	1,109,555	1,089,890	998,905	976,409	891,861	797,382
Total non-insurance company liabilities	2,561	(26,259)	(6,608)	1,174	16,026	(930)	25,047	27,264

Total liabilities	1,229,211	1,055,997	1,102,947	1,091,064	1,014,931	975,479	916,908	824,646

Minority interest (1)	1,364	-	-	-	-	-	-	-

Capital stock	3,600	3,620	3,600	3,600	3,450	3,450	3,450	3,450
Paid-in capital	45,050	45,050	45,050	45,050	23,700	23,700	8,700	8,700
Retained earnings:
Balance, January 1	606,149	563,795	501,437	485,725	351,151	339,481	253,466	165,075
Net earnings	85,242	95,661	106,718	74,543	110,450	113,892	79,837	91,980
Other	-	-	-	-	-	-	-	-
Other comprehensive income (loss)	(47,948)	(1,669)	2,055	6,399	58,919	(77,622)	21,928	9,811
Dividends paid	(56,306)	(51,638)	(46,415)	(65,230)	(34,795)	(24,600)	(15,750)	(13,400)

Balance, December 31	587,137	606,149	563,795	501,437	485,725	351,151	339,481	253,466

Total insurance company equity	635,787	654,819	612,445	550,087	512,875	378,301	351,631	265,616
Total non-insurance company equity (2)	32,218	56,033	40,379	36,888	26,839	35,288	31,717	16,317

Total stockholders' equity	668,005	710,852	652,824	586,975	539,714	413,589	383,348	281,933

Total liabilities, minority interest and stockholders' equity	$1,898,580	$1,766,849	$1,755,771	$1,678,039	$1,554,645	$1,389,068	$1,300,256	$1,106,579

THE COMMERCE GROUP, INC. AND SUBSIDIARIES COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS AND RECONCILIATION TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended December 31,

(Thousands of Dollars, Unaudited)	2006	2005	2004	2003	2002	2001	2000	1999

Underwriting:
Direct premiums written	$1,864,153	$1,874,231	$1,838,241	$1,658,969	$1,406,856	$1,152,407	$1,071,649	$ 948,149
Assumed premiums	99,015	132,098	128,152	112,547	96,269	79,360	81,659	87,241
Ceded premiums	(137,890)	(270,138)	(253,850)	(216,017)	(190,111)	(152,800)	(144,397)	(123,397)

Net premiums written	1,825,278	1,736,191	1,712,543	1,555,499	1,313,014	1,078,967	1,008,911	911,993
Increase (decrease) in unearned premiums	64,578	26,267	73,710	109,871	102,974	35,315	54,428	40,163

Earned premiums	1,760,700	1,709,924	1,638,833	1,445,628	1,210,040	1,043,652	954,483	871,830

Expenses:
Losses and loss expenses	1,053,745	1,039,518	1,029,806	1,060,935	908,227	777,828	682,805	628,087
Underwriting expenses	505,707	462,633	434,486	356,579	314,150	264,800	251,697	238,458
(Increase) decrease in deferred acquisition costs	(3,438)	(10,770)	(10,037)	(15,364)	(21,684)	(5,252)	(12,805)	(3,374)

Total expenses	1,556,014	1,491,381	1,454,255	1,402,150	1,200,693	1,037,376	921,697	863,171

Underwriting income	204,686	218,543	184,578	43,478	9,347	6,276	32,786	8,659
Net investment income	145,328	124,983	118,210	94,857	99,611	100,384	96,739	90,028
Premium finance fees	28,544	28,294	28,275	26,902	21,492	17,814	15,221	14,768
Amortization of excess of book value of subsidiary interest over cost	-	-	-	-	-	3,389	3,390	3,019
Net realized investment gains (losses)	16,624	22,781	24,293	76,418	(82,505)	(10,738)	29,380	(16,325)

Earnings before other items and federal income taxes	395,182	394,601	355,356	241,655	47,945	117,125	177,516	100,149
Other income	-	10	118	-	9,500	-	-	-

Earnings before other items and federal income taxes	395,182	394,611	355,474	241,655	57,445	117,125	177,516	100,149
Federal income taxes	123,048	123,745	108,072	67,199	19,804	23,630	41,411	15,966

Earnings before cumulative effect of change in accounting principle and minority interest	272,134	270,866	247,402	174,456	37,641	93,495	136,105	84,183
Changes in accounting principle	-	-	-	-	11,237	-	-	-
Minority interest in net losses of subsidiary(1)	-	-	-	-	555	863	320	1,059

Net earnings for insurance companies	272,134	270,866	247,402	174,456	49,433	94,358	136,425	85,242
Net (losses) earnings for non-insurance companies	(30,599)	(26,954)	(32,971)	(13,513)	(2,678)	(4,105)	(4,345)	3,434

NET EARNINGS	$ 241,535	$ 243,912	$ 214,431	$ 160,943	$46,755	$ 90,253	$ 132,080	$ 88,676

Statutory Financial Ratios (Unaudited)
Losses and loss expenses to premiums earned	59.9%	60.8%	62.8%	73.4%	75.1%	74.5%	71.7%	72.0%
Underwriting expenses to net premiums written	29.2	26.5	24.9	22.9	23.6	24.2	25.1	26.5

Combined ratio	89.1%	87.3%	87.7%	96.3%	98.7%	98.7%	96.8%	98.5%

Underwriting profit	10.9%	12.7%	12.3%	3.7%	1.3%	1.3%	3.2%	1.5%

(1)	Due to the internal reorganization in 2003, minority interest is not included in our insurance operations, but instead is included in net earnings for non-insurance companies.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS AND RECONCILIATION TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended December 31,

	1998	1997	1996	1995	1994	1993	1992

Underwriting:
Direct premiums written	$ 796,858	$ 768,649	$ 731,823	$ 626,666	$ 625,023	$601,289	$ 525,495
Assumed premiums	74,644	76,531	93,703	92,249	93,785	66,417	83,268
Ceded premiums	(126,454)	(103,679)	(113,956)	(115,494)	(129,611)	(104,290)	(99,916)

Net premiums written	745,048	741,501	711,570	603,421	589,197	563,416	508,847
Increase (decrease) in unearned premiums	(572)	11,004	42,854	10,831	17,144	14,856	98,353

Earned premiums	745,620	730,497	668,716	592,590	572,053	548,560	410,494

Expenses:
Losses and loss expenses	533,523	521,775	474,173	367,258	369,764	373,243	271,848
Underwriting expenses	200,525	185,146	194,873	171,892	162,446	147,290	138,669
(Increase) decrease in deferred acquisition costs	(3,495)	(2,296)	(15,809)	(5,723)	(5,420)	1,796	(21,462)

Total expenses	730,553	704,625	653,237	533,427	526,790	522,329	389,055

Underwriting income	15,067	25,872	15,479	59,163	45,263	26,231	21,439
Net investment income	86,664	81,396	76,867	71,007	63,119	52,868	39,685
Premium finance fees	13,426	7,056	9,666	19,246	18,315	16,486	13,734
Amortization of excess of book value of subsidiary interest over cost	-	-	-	-	-	-	-
Net realized investment gains (losses)	7,026	30,102	(7,752)	720	32,025	13,040	12,368

Earnings before other items and federal income taxes	122,183	144,426	94,260	150,136	158,722	108,625	87,226
Other income	-	-	-	-	-	-	43,168

Earnings before other items and federal income taxes	122,183	144,426	94,260	150,136	158,722	108,625	130,394
Federal income taxes	26,522	37,708	19,717	39,686	44,830	28,788	38,414

Earnings before cumulative effect of change in accounting principle and minority interest	95,661	106,718	74,543	110,450	113,892	79,837	91,980
Changes in accounting principle	-	-	-	-	-	-	-
Minority interest in net losses of subsidiary(1)	-	-	-	-	-	-	-

Net earnings for insurance companies	95,661	106,718	74,543	110,450	113,892	79,837	91,980
Net (losses) earnings for non-insurance companies	2,604	(5,314)	(468)	(249)	8,691	(4,521)	(7,675)

NET EARNINGS	$ 98,265	$ 101,404	$ 74,075	$ 110,201	$ 122,583	$ 75,316	$ 84,305

Statutory Financial Ratios (Unaudited)
Losses and loss expenses to premiums earned	71.6%	71.4%	70.9%	62.0%	64.6%	68.0%	66.2%
Underwriting expenses to net premiums written	26.5	25.1	27.1	29.0	27.1	25.7	28.1

Combined ratio	98.1%	96.5%	98.0%	91.0%	91.7%	93.7%	94.3%

Underwriting profit	1.9%	3.5%	2.0%	9.0%	8.3%	6.3%	5.7%

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

      The information called for by this Item and not provided herein will be contained in our Proxy Statement, which we intend to file within 120 days after the end of the our fiscal year ended December 31, 2006, and such information is incorporated herein by reference.

We have adopted a Code of Ethics and posted it on our website (http://www.commerceinsurance.com).

Our executive officers are:

Name	Age	Primary Position with Company

Gerald Fels	64	President, Chief Executive Office, Chairman of the Board and Director

James A. Ermilio	44	Executive Vice President, General Counsel and Secretary

Lawrence R. Pentis	50	Executive Vice President; Chief Operating Officer and Executive Vice President of American Commerce and Commerce West

Arthur J. Remillard, III	51	Executive Vice President-Policyholder Benefits and Director

Randall V. Becker	46	Chief Financial Officer, Senior Vice President and Director

David H. Cochrane	53	Senior Vice President-Underwriting of Commerce and Citation

Peter J. Dignan	55	Senior Vice President-Marketing and Premium Accounting of Commerce and Citation

John W. Hawie	43	Senior Vice President and Chief Investment Officer of our insurance subsidiaries

Debra A. Mann	47	Senior Vice President-Management Information Systems of our insurance subsidiaries

Louise M. McCarthy	39	Senior Vice President, Senior Counsel and Assistant Secretary

Cathleen M. Moynihan	51	Senior Vice President-Human Resources

      Gerald Fels, a Certified Public Accountant, was appointed President, Chief Executive Officer and Chairman of the Board effective July 27, 2006. Mr. Fels has been President and Chief Operating Officer of Commerce Insurance since 2001. Mr. Fels had been Executive Vice President of Commerce Group from 1989 until July 2006. From 1981 to 1989, Mr. Fels was Senior Vice President of Commerce Group. Mr. Fels was the Treasurer of Commerce Group from 1976 to 1994 and of Commerce Insurance from 1975 to 1994. Mr. Fels was Chief Financial Officer of Commerce Group since 1976 and of Commerce Insurance since 1975 until February 2006. Mr. Fels became the Chief Executive Officer and President of American Commerce and Commerce West effective November 2003. Additionally, Mr. Fels is a director of American Nuclear Insurers.


      James A. Ermilio was appointed Executive Vice President, General Counsel and Secretary of The Commerce Group in August 2006. He previously was appointed as Senior Vice President for Commerce Group in May 2001. Mr. Ermilio was also appointed General Counsel of Commerce Group in February 2000 and was a Vice President of Commerce Group from November 1998 to May 2001. Mr. Ermilio is also General Counsel and Secretary of American Commerce and Secretary of ACIC Holding and Commerce West. Mr. Ermilio had been the Associate General Counsel of Commerce Group since September 1998. Mr. Ermilio was Counsel for Glaxo Wellcome, Inc. (currently known as GlaxoSmithKline, Inc.) from 1993 to September 1998. Prior to 1993, Mr. Ermilio was an Associate with the law firm currently known as Bingham McCutchen. Mr. Ermilio is a member of the Massachusetts and District of Columbia Bars.

      Lawrence R. Pentis was appointed Executive Vice President and Chief Operating Officer of American Commerce and Commerce West effective January 2007. Prior to joining us, Mr. Pentis spent the previous 17 years at the California State Automobile Association (CSAA), most recently serving as Senior Vice President, Insurance Operations. During his tenure at CSAA, Mr. Pentis managed a variety of functions, including product management, underwriting and claims.

      Arthur J. Remillard, III was appointed Executive Vice President of Policyholder Benefits in August 2006. Mr. Remillard, III had been Senior Vice President of Policyholder Benefits since 1988 and had been Assistant Clerk of Commerce Group since 1982. In August 2001, Mr. Remillard, III became responsible for the claim operations of American Commerce. From 1981 to 1988, Mr. Remillard, III had been Vice President-Mortgage Operations. In addition, Mr. Remillard, III was elected Vice Chairman of the Board of Governors of the Insurance Fraud Bureau of the AIB in 2002 and he has served on that Board since 1991. Mr. Remillard, III has also served on the CAR Claims Advisory Committee since 1990 and the AIB Claims Committee since 1991.

      Randall V. Becker, a Certified Public Accountant, was appointed Chief Financial Officer and Senior Vice President of Commerce Group in February 2006. Mr. Becker was Treasurer and Chief Accounting Officer of Commerce Group from 1994 until August 2006. From 1990 to 1994, Mr. Becker was Assistant Treasurer and Comptroller of Commerce Group. From 1986 to 1990, Mr. Becker was the Director of Internal Audit for Commerce Group.

      David H. Cochrane has been the Senior Vice President of Underwriting for Commerce Insurance and Citation since 1988. For approximately four years prior to that, Mr. Cochrane was the Vice President of Financial Services of CAR. Mr. Cochrane has served on the CAR Market Review Committee since 1988 and was Chairman of this committee in 2005 and 2006. Mr. Cochrane serves on the CAR ERP Subscription Methodology Committee and was appointed to the CAR Actuarial Committee in January 2006.

      Peter J. Dignan was appointed the Senior Vice President of Marketing and Premium Accounting for Commerce Insurance and Citation in 1997. From 1989 to 1997, Mr. Dignan was Vice President of Premium Accounting for Commerce Insurance and Citation. From 1987 to 1989, Mr. Dignan was Assistant Vice President of Premium Accounting for Commerce and Citation.

      John W. Hawie joined The Commerce Group as Chief Investment Officer in February 2003. In May 2006, he was promoted to Senior Vice President and Chief Investment Officer. He was promoted to be an officer of Commerce Insurance, American Commerce and Commerce West in May 2003. Prior to joining Commerce, Mr. Hawie was employed by General Re where he spent 12 years in a variety of portfolio management functions. During this time, he spent four years in Luxembourg managing the assets of a joint venture between General Re and Axa and in 1997 was named Chief Investment Officer of General Re's UK operations.

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

      Louise M. McCarthy was appointed Senior Vice President, Senior Counsel, and Assistant Secretary of The Commerce Group, Inc. in August 2006. Ms. McCarthy was also appointed Senior Vice President and General Counsel of the insurance subsidiaries of The Commerce Group at that time. She previously was appointed Vice President and Senior Counsel of The Commerce Group, Inc. in May 2006. She previously was appointed Senior Counsel and Assistant Vice President of The Commerce Group, Inc. in May 2003. She served as Senior Counsel of The Commerce Group, Inc. from September 2001 to May 2003. Ms. McCarthy served as counsel to OneBeacon Insurance Group (f/k/a CGU Insurance Group) from 1995 to September 2001. Prior to 1995, Ms. McCarthy served as Assistant General Counsel of the Massachusetts Division of Insurance. Ms. McCarthy is a member of the Massachusetts bar.


      Cathleen M. Moynihan was appointed Senior Vice President of Human Resources in May 2006. Ms. Moynihan joined Commerce Group as Vice President of Human Resources in June 2005. Prior to joining Commerce, Ms. Moynihan was employed by EquiServe, Inc. as the Chief Human Resource Officer from October 2000 to June 2005. Ms. Moynihan had previously held executive level human resource positions at CGU Insurance (now known as One Beacon), Baystate Health Systems and the St. Paul Companies.

      Arthur J. Remillard, III and Regan P. Remillard, a Director of the Company, are brothers. Their father, Arthur J. Remillard, Jr., also is a Director of the Company. There are no other family relationships among the Company's executive officers or directors.

ITEM 11. EXECUTIVE COMPENSATION

      The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2006 and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information called for by this Item and not provided herein will be contained in our Proxy Statement, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2006 and such information is incorporated herein by reference.

      A summary of the total number of shares of our common stock to be issued upon exercise of outstanding stock options, the weighted-average exercise price of these outstanding stock options and the number of shares of our common stock remaining available for future issuance under equity compensation plans at December 31, 2006 follows. This information is presented for equity compensation plans that have and have not been approved by our stockholders.

Plan Category	Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders(1)	16,084	$15.40	5,115,328

Equity compensation plans not approved by security holders(2)	651,026	$27.94	NA

Total	667,110	$27.64	NA

(1)

During 2002, our stockholders approved an amended Incentive Compensation Plan, which provides for the award of incentive stock options, non-qualified stock options, book value awards, stock appreciation rights, restricted stock and performance stock units. At the discretion of the Compensation Committee, our directors, officers and other senior management employees, including our subsidiaries, are eligible to participate in this plan. See Note I of Notes to Consolidated Financial Statements for additional information.

(2)

Beginning in 1999, we have granted certain insurance agents of ACIC options on our common stock. See Note I of Notes to Consolidated Financial Statements for a detailed description of the Plan. These options cannot be exercised using cash. Options can only be exercised using a net share purchase such that the dollar value that the option is in the money is divided by the market value of the common stock at date of exercise to arrive at the number of shares to be received by the option holder. We have estimated the number of shares to be issued for this disclosure by using the December 31, 2006 closing market value as market value on exercise date.

NA - Not applicable. No limit has been established for the ACIC agent option plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

      The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2006 and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


      The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2006 and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.	(1)	The financial statements and notes to financial statements are filed as part of this report in Part II, Item 8.
	(2)	The financial statement schedules are listed in the Index to Consolidated Financial Statement Schedules.

	(3)	The exhibits are listed in the Index to Exhibits.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2007

THE COMMERCE GROUP, INC.

By:	Gerald Fels

(Gerald Fels)
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, dated March 1, 2007, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Gerald Fels	President, Chief Executive Officer, Chairman
of the Board and Director

/s/ Arthur J. Remillard, III	Executive Vice President-Policyholder Benefits
and Director
(Arthur J. Remillard, III)

/s/ Randall V. Becker	Senior Vice President, Chief Financial Officer
and Director
(Randall V. Becker)

/s/ Joseph A. Borski, Jr.	Director

(Joseph A. Borski, Jr.)

/s/ Eric G. Butler	Director

(Eric G. Butler)

/s/ Henry J. Camosse	Director

(Henry J. Camosse)

/s/ David R. Grenon	Director

(David R. Grenon)

/s/ Robert W. Harris	Director

(Robert W. Harris)

/s/ John J. Kunkel	Director

(John J. Kunkel)

/s/ Raymond J. Lauring	Director

(Raymond J. Lauring)

/s/ Normand R. Marois	Director

(Normand R. Marois)

/s/ Suryakant M. Patel	Director

(Suryakant M. Patel)

/s/ Arthur J. Remillard, Jr.	Director

(Arthur J. Remillard, Jr.)


/s/ Regan P. Remillard	Director

(Regan P. Remillard)

/s/ Gurbachan Singh	Director

(Gurbachan Singh)

/s/ John W. Spillane	Director

(John W. Spillane)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULES*

Schedules		Page

II	Condensed Financial Information of the Registrant as of and for the
	years ended December 31, 2006, 2005 and 2004	108

III	Supplementary Insurance Information for the years ended
	December 31, 2006, 2005 and 2004	113

IV	Reinsurance for the years ended December 31, 2006, 2005 and 2004	114

V	Valuation and Qualifying Accounts for the years ended
	December 31, 2006, 2005 and 2004	115

VI	Supplemental Information Concerning Property-Casualty Insurance
	Operations for the years ended December 31, 2006, 2005 and 2004	116

*	Financial statement schedules other than those listed are omitted because they are not required, not applicable or the required information has been included elsewhere.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES SCHEDULE II CONDENSED FINANCIAL INFORMATION THE COMMERCE GROUP, INC. (Parent Company Only) BALANCE SHEETS December 31,

(Thousands of Dollars)	2006	2005

ASSETS
Investments:
Investment in Commerce Holdings, Inc	$1,680,947	$1,572,702
Investment in Bay Finance Company, Inc	11,640	11,395
Investment in the Clark-Prout Insurance Agency, Inc	560	703

Total investments	1,693,147	1,584,800

Cash and cash equivalents	220	88
Current income taxes	16,936	16,958
Property and equipment, net of accumulated depreciation	844	1,028
Deferred income taxes	14,477	12,697
Receivable from affiliates	163,272	66,790
Other assets	1,979	2,244

Total assets	$1,890,875	$1,684,605

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$ 87,759	$ 79,942
Bonds payable ($300,000 face less discount) (Note E)	298,589	298,388
Other liabilities	1,256	1,206

Total liabilities	387,604	379,536

Stockholders' equity:
Common stock, authorized 100,000,000 shares at $0.50 par; 81,927,916 and 81,831,546 shares issued	40,964	20,458
Paid-in capital	135,033	148,130
Net accumulated other comprehensive income (loss), net of income taxes (benefit) of $18,455 and $(3,649)	34,273	(6,810)
Retained earnings	1,539,056	1,363,507

Total stockholders' equity before treasury stock	1,749,326	1,525,285
Treasury stock, 15,200,437 and 14,525,142 shares	(246,055)	(220,216)

Total stockholders' equity	1,503,271	1,305,069

Total liabilities and stockholders' equity	$1,890,875	$1,684,605

The accompanying notes are an integral part of these condensed financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES SCHEDULE II (continued) CONDENSED FINANCIAL INFORMATION THE COMMERCE GROUP, INC. (Parent Company Only) STATEMENTS OF EARNINGS Years ended December 31,

(Thousands of Dollars)	2006	2005	2004

Revenues:
Rent income	$ 383	$ 510	$ 516
Net investment income	8	1	47

Total revenues	391	511	563

Expenses:
Depreciation	269	286	267
Interest expense and amortization of bond fees	18,328	18,293	18,313
Administrative and other expenses	29,402	22,972	31,553

Total expenses	47,999	41,551	50,133

Losses before income tax benefits and equity in earnings of subsidiaries	(47,608)	(41,040)	(49,570)
Income tax benefits	(18,704)	(15,867)	(18,691)

Losses before equity in earnings of subsidiaries	(28,904)	(25,173)	(30,879)

Equity in earnings of subsidiaries	270,439	269,085	245,310

Net earnings	$241,535	$243,912	$214,431

The accompanying notes are an integral part of these condensed financial statements.


THE COMMERCE GROUP, INC. AND SUBSIDIARIES SCHEDULE II (continued) CONDENSED FINANCIAL INFORMATION THE COMMERCE GROUP, INC. (Parent Company Only) STATEMENTS OF CASH FLOWS Years ended December 31,

(Thousands of Dollars)	2006	2005	2004

Cash flows from operating activities:
Net earnings	$ 241,535	$ 243,912	$ 214,431
Adjustments to reconcile net earnings to net cash operating activities:
Dividends received from subsidiaries	203,175	68,040	23,625
Equity in earnings of subsidiaries	(270,439)	(269,085)	(245,310)
Depreciation and amortization	722	766	745
Change in:
Other assets, other liabilities and accrued expenses	19,184	39,175	16,738
Balances with affiliates	(96,482)	(35,823)	9,022

Net cash provided by operating activities	97,695	46,985	19,251

Cash flows from investing activities:
Purchase of property and equipment	(129)	(283)	(191)
Other	68	45	57

Net cash provided by (used in) investing activities	(61)	(238)	(134)

Cash flows from financing activities:
Dividends paid to stockholders	(65,986)	(49,414)	(43,032)
Purchase of capital stock	(31,646)	-	-
Bond issue costs	-	-	(454)
Capital stock issued	130	2,437	22,606

Net cash used in financing activities	(97,502)	(46,977)	(20,880)

Increase (decrease) in cash and cash equivalents	132	(230)	(1,763)
Cash and cash equivalents at beginning of year	88	318	2,081

Cash and cash equivalents at end of year	$ 220	$ 88	$ 318

The accompanying notes are an integral part of these condensed financial statements.


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

      These condensed financial statements are presented on a "parent company only" basis. The equity of each of the Company's subsidiaries is reflected on each "investment in" line of the balance sheet. The combined net earnings of the Company's subsidiaries is reflected by the Company from those subsidiaries on the "equity in earnings of subsidiaries" line in the statements of earnings. Since the condensed financial statements are presented on a "parent company only" basis, intercompany balances that are eliminated in the consolidated financial statements are reflected in those financial statements.

Note A--Dividends

Cash dividends paid to The Commerce Group, Inc. (parent only) follow:

	2006	2005	2004

Consolidated insurance subsidiaries	$203,175	$68,040	$23,625

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

Note C--Consolidated Financial Statements

In preparing the consolidated financial statements of the Company and its subsidiaries, the following amounts have been eliminated:

	Years Ended December 31,

Balance Sheet	2006	2005

Investment in subsidiaries	$1,693,147	$1,584,800
Receivable from affiliates	163,272	66,790

	Years Ended December 31,

Statement of Earnings	2006	2005	2004

Equity in earnings of subsidiaries	$270,439	$269,085	$245,310
Rent income	383	510	516

Note D--Reclassification of Prior Year Balances

Certain prior year balances may have been reclassified to conform to the 2006 presentations.

Note E--Bonds Payable

      On December 9, 2003, we issued $300,000 face value of senior unsecured and unsubordinated debt (the Senior Notes) which matures December 9, 2013. The Senior Notes were issued at 99.3% to yield 6.04% and bear a coupon interest rate of 5.95%, payable semi-annually on June 9 and December 9. Proceeds from the issuance were $297,972. Costs related to the issuance of the Senior Notes have been deferred and recorded in other assets on the balance sheet. The deferred costs and the original issue discount will be amortized into interest expense over the life of the Senior Notes. The fair market value of the Senior Notes at December 31, 2006 was estimated at $295,000.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION Years Ended December 31, 2006, 2005 and 2004 (Thousands of Dollars)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Earned Premium Revenue	Net Investment Income(1)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written

2006:
Massachusetts property and casualty
insurance	$160,251	$852,722	$852,417		$1,559,053	$125,740	$916,093	$448,179	$ -	$1,603,047
Other states property and casualty
insurance	17,601	119,227	82,968	None	201,647	16,942	136,209	54,177	-	222,231
Real estate and commercial lending	-	-	-		-	862	-	-	-	-
Corporate and other	-	-	-		-	19	16,112	13,951	18,328	-

Total	$177,852	$971,949	$935,385		$1,760,700	$143,563	$1,068,414	$516,307	$18,328	$1,825,278

2005:
Massachusetts property and casualty
insurance	$157,985	$865,962	$860,594		$1,498,808	$108,974	$890,012	$402,932	$ -	$1,531,439
Other states property and casualty
insurance	16,430	123,234	72,566	None	211,116	13,495	147,649	49,586	-	204,752
Real estate and commercial lending	-	-	-		-	739	-	-	-	-
Corporate and other	-	-	-		-	3	12,525	10,779	18,293	-

Total	$174,415	$989,196	$933,160		$1,709,924	$123,211	$1,050,186	$463,297	$18,293	$1,736,191

2004:
Massachusetts property and casualty
insurance	$145,706	$873,037	$824,277		$1,416,689	$103,000	$881,888	$368,768	$ -	$1,490,403
Other states property and casualty
insurance	17,939	117,223	78,289	None	222,144	11,955	147,801	56,341	-	222,140
Real estate and commercial lending	-	-	-		-	705	-	-	-	-
Corporate and other	-	-	-		-	51	15,151	14,123	18,313	-

Total	$163,645	$990,260	$902,566		$1,638,833	$115,711	$1,044,840	$439,232	$18,313	$1,712,543

(1)	The allocation of net investment income is based upon the specific identification of activity within the various segments.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES SCHEDULE IV REINSURANCE Years Ended December 31, 2006, 2005 and 2004 (Thousands of Dollars)

Insurance Premiums Earned	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

2006:
Property and casualty insurance	$1,847,039	$205,966	$119,627	$1,760,700	6.8%

2005:
Property and casualty insurance	$1,849,827	$265,885	$125,982	$1,709,924	7.4%

2004:
Property and casualty insurance	$1,753,262	$235,808	$121,379	$1,638,833	7.4%

THE COMMERCE GROUP, INC. AND SUBSIDIARIES SCHEDULE V VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2006, 2005 and 2004 (Thousands of Dollars)

	Balance beginning of year	Net addition (reduction) recorded to expenses	Deductions(1)	Balance at end of year

2006:
Allowance for losses on mortgage loans
and collateral notes receivable	$55	$3	$-	$58

Allowance for doubtful premium receivables	$2,254	$2,415	$(2,215)	$2,454

2005:
Allowance for losses on mortgage loans
and collateral notes receivable	$372	$(317)	$-	$55

Allowance for doubtful premium receivables	$2,254	$2,280	$(2,280)	$2,254

2004:
Allowance for losses on mortgage loans and
collateral notes receivable	$379	$(7)	$-	$372

Allowance for doubtful premium receivables	$2,254	$2,129	$(2,129)	$2,254

(1)	Deductions represent net write-offs of amounts determined to be uncollectible.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES SCHEDULE VI SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS Years Ended December 31, 2006, 2005 and 2004 (Thousands of Dollars)

Affiliation with Registrant	Claims and claim adjustment expenses incurred related to		Paid claims and claim adjustment expenses
	Current Year	Prior Years

2006:
Consolidated property-casualty entities	$1,112,140	$(43,726)	$1,052,338

2005:
Consolidated property-casualty entities	$1,111,583	$(61,397)	$1,045,613

2004:
Consolidated property-casualty entities	$1,101,871	$(57,031)	$1,007,057

THE COMMERCE GROUP, INC. AND SUBSIDIARIES INDEX TO EXHIBITS (A)

Exhibit
Number	Title

3.1	Articles of Organization, as amended (B)

3.2	By-Laws (B)

4.1	Form of Stock Certificate (B)

4.2	Form of Indenture between the Registrant and Wachovia Bank (I)

4.3	Form of Officers' Certificate (includes form of Notes) (I)

10.2*	Form of Non-Qualified Stock Option Agreement (D)

10.3*	Form of Incentive Stock Option Agreement (D)

10.5*	Form of Stock Option Agreement (D)

10.7	Reinsurance Agreement with Employers Reinsurance Corporation (F)

10.8*	2002 Amended & Restated Incentive Compensation Plan (G)

10.9	ACIC Agent Growth Option Agreement (G)

10.10	Initial ACIC Agent Option Agreement (H)

10.11	Form of AAA Marketing Agreement (S)

10.12	Form of AAA Service Agreement (J)

10.13	Massachusetts Insurance Processing Service Agreement (K)

10.14	Letter Agreement Regarding Growth Options (K)

10.31	Multiple Line Quota Share Reinsurance Agreement (L)

10.32	Form of Director Indemnification Agreement (N)

10.36*	Form of 2005 Incentive Award Agreement (O)

10.38	Property and Catastrophe (1st through 3rd) Excess of Loss Reinsurance Contract (P)

10.39*	Form of 2006 Directors' Incentive Award Agreement (Q)

10.40*	Form of 2006 Officers' Incentive Award Agreement (Q)

10.43	Property Catastrophe Excess of Loss Reinsurance Contract, effective July 1, 2006 (R)

21	Subsidiaries of the Registrant(L)

23	Consent of PricewaterhouseCoopers LLP filed herewith

31	Statements under Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith

32	Statements under Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith


(A)

Exhibits other than those listed are omitted because they are not required or are not applicable. Copies of exhibits are available without charge by writing to the Assistant to the President at 211 Main Street, Webster, MA 01570.

(B)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-18 (No. 33-12533-B).

(D)	Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 1999.

(F)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended September 30, 2002.

(G)	Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 2002.

(H)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended March 31, 2003.

(I)	Incorporated herein by reference to the Registrant's Form S-3/A (File No. 333-109255), filed on November 3, 2003.

(J)	Incorporated herein by reference to the Registrant's Form 10-K/A for the year ended December 31, 2002, filed on September 29, 2003.

(K)	Incorporated herein by reference to the Registrant's Form 10-K/A for the year ended December 31, 2002, filed on November 25, 2003.

(L)	Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 2003.

(N)	Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 2004.

(O)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended June 30, 2005.

(P)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended September 30, 2005.

(Q)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended March 31, 2006

(R)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended June 30 2006

(S)	Incorporated herein by reference to the Registrant's Form 8-K filed December 18, 2006.

*	Denotes management contract or compensation plan or arrangement.
