Form 10-Q
period 2007-03-31
COMMERCE GROUP INC /MA
filed 2007-05-10
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes    X      No  ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) . Yes ____ No X

As of April 30, 2007, the number of shares outstanding of the Registrant's common stock (excluding Treasury Shares) was 65,532,793.



Part I - Financial Information

Item 1. Financial Statements

The Commerce Group, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006

	2007	2006

(Thousands of Dollars)
ASSETS	(Unaudited)
Investments and cash (Note 4):
Fixed maturities, at market (amortized cost: $2,066,285 and $1,961,080)	$2,085,586	$1,993,106
Preferred stocks, at market (amortized cost: $590,362 and $597,366)	592,758	606,222
Common stocks, at market (cost: $86,656 and $97,776)	91,801	109,752
Preferred stock mutual funds, at equity (cost: $121,821 and $120,990)	144,938	141,654
Mortgage loans on real estate and collateral notes receivable (less allowance
for possible loan losses of $58 and $58)	19,398	19,417
Cash and cash equivalents	100,425	141,367
Short-term investments	23,925	13,414
Other investments (cost: $42,901 and $43,001)	46,960	45,910

Total investments and cash	3,105,791	3,070,842
Accrued investment income	24,635	23,094
Premiums receivable (less allowance for doubtful receivables of $2,420 and $2,454)	495,636	480,605
Deferred policy acquisition costs	185,412	177,852
Property and equipment, net of accumulated depreciation	70,892	68,383
Residual market receivable	164,622	157,227
Due from reinsurers	63,808	53,679
Deferred income taxes	36,811	31,420
Current income taxes	-	7,796
Other assets	39,148	39,971

Total assets	$4,186,755	$4,110,869

Liabilities:
Unpaid losses and loss adjustment expenses (Note 5)	$ 965,953	$ 971,949
Unearned premiums	979,714	935,385
Bonds payable ($300,000 face less discount) (Note 6)	298,639	298,589
Current income taxes	17,841	-
Deferred income	10,133	10,913
Accrued agents' profit sharing	247,383	232,440
Other liabilities and accrued expenses	145,243	151,363

Total liabilities	2,664,906	2,600,639

Minority interest	7,179	6,959

Commitments and contingencies (Note 8)	-	-
Stockholders' equity:
Preferred stock, authorized 5,000,000 shares at $1.00 par value, none issued	-	-
Common stock, authorized 100,000,000 shares at $.50 par value, 81,988,751
and 81,927,916 shares issued (Note 1)	40,994	40,964
Paid-in capital	142,472	135,033
Net accumulated other comprehensive income, net of income taxes of
$9,364 and $18,455	17,391	34,273
Retained earnings	1,593,522	1,539,056

Total stockholders' equity before treasury stock	1,794,379	1,749,326
Treasury stock, 16,173,998 and 15,200,437 shares, at cost	(279,709)	(246,055)

Total stockholders' equity	1,514,670	1,503,271

Total liabilities, minority interest and stockholders' equity	$4,186,755	$4,110,869

The accompanying notes are an integral part of these consolidated financial statements.


The Commerce Group, Inc. and Subsidiaries
Consolidated Statements of Earnings and Comprehensive Income
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months

(Thousands of Dollars, Except Per Share Data)	2007	2006

Revenues:
Direct premiums written	$511,487	$489,165
Assumed premiums	29,044	37,341
Ceded premiums	(54,419)	(55,782)

Net premiums written	486,112	470,724
Increase in unearned premiums	(34,199)	(42,266)

Earned premiums	451,913	428,458
Net investment income	39,844	33,529
Premium finance and service fees	7,335	7,150
Net realized investment gains (Note 4)	32,112	6,372

Total revenues	531,204	475,509

Expenses:
Losses and loss adjustment expenses (Note 5)	297,448	268,250
Policy acquisition costs	123,575	105,825
Interest expense and amortization of bond fees	4,581	4,581

Total expenses	425,604	378,656

Earnings before income taxes and minority interest	105,600	96,853
Income taxes	30,983	29,662

Earnings before minority interest	74,617	67,191
Minority interest in net earnings of subsidiary	(252)	(236)

Net earnings	$ 74,365	$ 66,955

Comprehensive income (Note 2)	$ 57,483	$ 59,692

Net earnings per common share (Note 3):
Basic	$ 1.12	$ 0.99

Diluted	$ 1.11	$ 0.99

Cash dividends paid per common share	$ 0.30	$ 0.225

Weighted average number of common shares
outstanding (Note 3):
Basic	66,301,103	67,578,754

Diluted	66,935,022	67,922,760

The accompanying notes are an integral part of these consolidated financial statements.


The Commerce Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006
(Unaudited)

(Thousands of Dollars)	2007	2006

Operating activities:
Premiums collected	$ 459,022	$ 435,100
Net investment income received	36,734	32,993
Premium finance and service fees received	7,335	7,150
Losses and loss adjustment expenses paid	(313,814)	(281,628)
Policy acquisition costs paid	(118,056)	(109,547)
Federal income taxes	(1,647)	(10,509)

Cash from operating activities	69,574	73,559

Investing activities:
Investment sales, repayments and maturities	757,329	437,942
Mortgage loans and collateral notes receipts	519	2,126
Investment purchases	(794,039)	(504,588)
Mortgage loans and collateral notes originated	(500)	(1,568)
Net activity in short-term investments	(10,511)	(7,304)
Property and equipment purchases	(4,438)	(5,665)
Other investing activities	299	420

Cash for investing activities	(51,341)	(78,637)

Financing activities:
Dividends paid to stockholders	(19,899)	(15,230)
Treasury stock repurchased	(39,598)	-
Outstanding checks payable	322	2,797

Cash for financing activities	(59,175)	(12,433)

Decrease in cash and cash equivalents	(40,942)	(17,511)
Cash and cash equivalents at beginning of period	141,367	97,942

Cash and cash equivalents at end of period	$100,425	$ 80,431

Reconciliation of net earnings to cash from operating activities:
Net earnings	$ 74,365	$ 66,955
Adjustments to reconcile net earnings to cash from operating activities:
Premiums receivable	(14,449)	(207)
Deferred policy acquisition costs	(7,560)	(7,990)
Residual market receivable	(7,395)	2,521
Due from reinsurers	(10,129)	4,877
Unpaid losses and loss adjustment expenses	(5,996)	(15,761)
Unearned premiums	44,329	32,110
Current income taxes	25,637	9,350
Deferred income taxes	(5,391)	5,875
Deferred income	(780)	767
Accrued agents' profit sharing	14,943	10,890
Other assets, liabilities and accrued expenses	(27,467)	(44,881)
Net realized investment gains	(32,112)	(6,372)
Other - net	21,579	15,425

Cash from operating activities	$ 69,574	$ 73,559

The accompanying notes are an integral part of these consolidated financial statements.


The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1. Organization and Interim Financial Statements

      Unless otherwise stated, "we," "our" or "us" means The Commerce Group, Inc. and its subsidiaries. Our consolidated financial statements include the accounts of The Commerce Group, Inc. and its subsidiaries. The Commerce Group, Inc. is a holding company and our operations are conducted through subsidiaries, the principal ones being The Commerce Insurance Company (Commerce), Citation Insurance Company (Citation), American Commerce Insurance Company (American Commerce or ACIC), and Commerce West Insurance Company (Commerce West). Dollar amounts are in thousands, except per share data and as otherwise noted. We have eliminated significant intercompany accounts and transactions in consolidating these financial statements. Also, we have reclassified certain 2006 amounts to conform with 2007 presentations.

      We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at reporting dates and the reported amounts of revenues and expenses during the reporting periods. Actual results will differ from these estimates and assumptions. We employ significant estimates and assumptions in the determination of unpaid losses and loss adjustment expenses (LAE), the potential impairment of investments for other-than-temporary declines in market value and accrued agents' profit sharing. Our significant accounting policies are presented in the notes to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2006.

      Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. We have historically experienced greater claim losses in the first quarter of the year than during the other quarters of the year due to the winter weather. These unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2006.

      On May 19, 2006, the Board of Directors approved a two-for-one stock split of our $0.50 par value common stock effective on June 9, 2006. As a result of the split, 40,915,773 additional shares were issued, and additional paid-in capital was reduced by $20,458. All references in the accompanying financial statements to the number of shares and per-share amounts for 2006 prior to the stock split have been restated to reflect the stock split.

2. Comprehensive Income

Our comprehensive income for the three months ended March 31 follows:

	Three Months

	2007	2006

Net earnings	$74,365	$66,955

Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses) arising during the period(a)	(1,161)	(8,442)
Reclassification adjustment for investment (gains)
losses included in net earnings(b)	(15,721)	1,179

Other comprehensive income (loss), net of taxes	(16,882)	(7,263)

Comprehensive income	$57,483	$59,692

_________________________
(a)	Unrealized holding losses are net of income tax benefit of $625 and $4,563 for the three months ended March 31, 2007 and 2006, respectively.
(b)	Reclassification adjustments are net of income tax benefit (expense) of $8,465 and $(635) for the three months ended March 31, 2007 and 2006, respectively.


3. Net Earnings Per Common Share (EPS)

      Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding adjusted by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares we could have purchased from the proceeds of the potentially dilutive shares. Our potentially dilutive instruments include stock options and nonvested stock units. We had 4,856,362 and 4,730,926 stock options outstanding at March 31, 2007 and 2006, respectively. Our outstanding stock options at March 31, 2007 and 2006 consisted of 120,012 and 22,576 stock options, respectively, that were granted to our directors and employees under our Incentive Compensation Plan; the remainder of the total outstanding stock options consisted of American Commerce agents' options. Additionally, at March 31, 2007, there were 495,182 nonvested stock units outstanding. Basic and diluted EPS for the three months ended March 31 follow:

	2007	2006

Net earnings for basic and diluted EPS	$74,365	$66,955

Common share information:
Average shares outstanding for basic EPS	66,301,103	67,578,754
Dilutive effect of stock options	633,919	344,006

Average shares outstanding for diluted EPS	66,935,022	67,922,760

Basic EPS	$1.12	$0.99

Diluted EPS	$1.11	$0.99

      The diluted EPS calculation excludes stock options and nonvested stock units that are anti-dilutive using the treasury stock method. For the three months ended March 31, 2007 and 2006, there were 1,250,000 and 1,650,000 anti-dilutive options, respectively. In addition, there were 495,182 nonvested stock units excluded at March 31, 2007, as they were anti-dilutive.

Outstanding share and option amounts for 2006 were adjusted to reflect the June 9, 2006 two-for-one stock split.

4. Investments

Realized Investment Gains and Losses

Net realized investment gains (losses) for the three months ended March 31 follow:

	2007	2006	Change

Transaction net gains (losses):
Fixed maturity securities	$14,857	$ 5,073	$ 9,784
Equity securities	13,707	1,811	11,896
Venture capital funds	1,059	(16)	1,075
Other investments	236	4	232

Total transaction net gains	29,859	6,872	22,987

Other-than-temporary impairment losses:
Fixed maturity securities	(200)	(1,103)	903
Equity in earnings of closed-end preferred
stock mutual funds	2,453	603	1,850

Net realized investment gains	$32,112	$ 6,372	$25,740


Unrealized Investment Gains and Losses

The change in net unrealized gain on our fixed maturity and equity securities, excluding the impact of minority interest, from December 31, 2006 to March 31, 2007 follows:

	March 31,	December 31,
	2007	2006	Change

Fixed maturity securities	$19,301	$32,026	$(12,725)
Equity securities	7,541	20,832	(13,291)

Net unrealized gain	$26,842	$52,858	$(26,016)

Gross unrealized losses on our fixed maturity and equity securities at March 31, 2007 by duration of unrealized loss follow:

		0-6	7-12	13-24	Over 24
	Total	Months	Months	Months	Months

Total fixed maturity and equity securities:
Number of positions	235	149	2	47	37

Total fair market value	$1,058,088	$760,508	$8,033	$195,310	$94,237
Total amortized cost	1,072,179	770,158	8,068	197,893	96,060

Unrealized loss	$ (14,091)	$ (9,650)	$ (35)	$ (2,583)	$ (1,823)

Unrealized loss percentage to fair
market value	1.3%	1.3%	0.4%	1.3%	1.9%

Fixed maturity securities:
Number of positions	195	111	1	46	37

Total fair market value	$ 874,915	$582,118	$6,424	$192,136	$94,237
Total amortized cost	884,713	587,516	6,425	194,712	96,060

Unrealized loss	$ (9,798)	$ (5,398)	$ (1)	$ (2,576)	$ (1,823)

Unrealized loss percentage to fair
market value	1.1%	0.9%	-	1.3%	1.9%

Equity securities:
Number of positions	40	38	1	1	-

Total fair market value	$ 183,173	$178,390	$1,609	$ 3,174	-
Total cost	187,466	182,642	1,643	3,181	-

Unrealized loss	$ (4,293)	$ (4,252)	$ (34)	$ (7)	-

Unrealized loss percentage to fair
market value	2.3%	2.4%	2.1%	0.2%	-


Gross unrealized losses on our fixed maturity and equity securities at December 31, 2006 by duration of unrealized loss follow:

		0-6	7-12	13-24	Over 24
	Total	Months	Months	Months	Months

Total fixed maturity and equity securities:
Number of positions	227	111	20	72	24

Total fair market value	$982,017	$579,355	$96,000	$246,591	$60,071
Total amortized cost	991,994	583,364	97,156	250,050	61,424

Unrealized loss	$ (9,977)	$ (4,009)	$ (1,156)	$ (3,459)	$ (1,353)

Unrealized loss percentage to fair
market value	1.0%	0.7%	1.2%	1.4%	2.3%

Fixed maturity securities:
Number of positions	192	83	17	68	24

Total fair market value	$816,677	$436,239	$90,393	$229,974	$60,071
Total amortized cost	825,377	439,040	91,511	233,402	61,424

Unrealized loss	$ (8,700)	$ (2,801)	$ (1,118)	$ (3,428)	$ (1,353)

Unrealized loss percentage to fair
market value	1.1%	0.6%	1.2%	1.5%	2.3%

Equity securities:
Number of positions	35	28	3	4	-

Total fair market value	$165,340	$143,116	$ 5,607	$ 16,617	-
Total cost	166,617	144,324	5,645	16,648	-

Unrealized loss	$ (1,277)	$ (1,208)	$ (38)	$ (31)	-

Unrealized loss percentage to fair
market value	0.8%	0.8%	0.7%	0.2%	-

      We determined that the impairments of the securities represented in the above gross unrealized loss tables are temporary, based on a review of the credit quality, duration and severity of the unrealized losses for our impaired securities. Gross unrealized losses for equity and fixed maturity securities have increased from December 31, 2006 primarily due to several individual holdings which experienced temporary declines unrelated to interest rates. As of March 31, 2007, we have the intent and ability to hold either to full recovery or maturity all of our temporarily impaired securities.

5. Unpaid Losses and LAE

Liabilities for unpaid losses and loss adjustment expenses at March 31, 2007 and December 31, 2006 follow:

	March 31, 2007	December 31, 2006

Net voluntary unpaid losses and LAE	$833,534	$837,470
Voluntary salvage and subrogation recoverable	(97,228)	(96,954)
Assumed unpaid losses and LAE reserves from CAR(a)	133,523	130,803
Assumed salvage and subrogation recoverable from CAR	(20,544)	(20,544)

Total voluntary and assumed unpaid losses and LAE reserves	849,285	850,775
Adjustment for ceded unpaid losses and LAE reserves	125,668	130,174
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid losses and LAE	$965,953	$971,949

(a)	Commonwealth Automobile Reinsurers


The change in reserves for unpaid losses and LAE, net of reinsurance deductions from all reinsurers, including CAR, for the three months ended March 31 follow:

2007

Incurred losses and LAE:
Provision for insured events of the current year	$ 341,754
Decrease in provision for insured events of prior years	(44,306)

Total incurred losses and LAE	297,448

Payments:
Losses and LAE attributable to insured events of the current year	(128,494)
Losses and LAE attributable to insured events of prior years	(170,444)

Total payments	(298,938)

Change in loss and LAE reserves during the year	(1,490)
Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, beginning of year	850,775

Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, end of period	849,285
Ceded reinsurance recoverable	116,668

Unpaid losses and LAE	$ 965,953

      As a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased $44,306 for the three months ended March 31, 2007. This favorable development, also called redundancy, is due primarily to lower than anticipated losses related to the personal automobile liability and the automobile physical damage lines of business. Conditions and trends that have affected development in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based upon these developments. The amounts we will ultimately incur from loss and loss adjustment expenses could differ materially in the near term from the amounts recorded.

      Approximately $41,822 in personal automobile liability redundancies developed for the three months ended March 31, 2007, with approximately 95% of this amount coming from the 2006, 2005 and 2004 accident years. Personal liability redundancies relating to CAR comprised 22% of total personal automobile liability redundancies. Automobile physical damage had approximately $2,829 in redundancies chiefly related to the 2006 accident year. Automobile physical damage on voluntary business had $8,568 in redundancies, partially offset by $5,739 in deficiencies on automobile physical damage relating to CAR. For the three months ended March 31, 2007, we experienced various redundancies and deficiencies for the other lines of business and accident years that combined for the remaining $345 net deficiency.

      For the three months ended March 31, 2006, as a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased approximately $42,000. Approximately 70% of the redundancies came from the 2005 and 2004 accident years. Redundancies related to CAR comprised 38% of the total redundancies.

6. Bonds Payable

      On December 9, 2003, we issued $300,000 face value of senior unsecured and unsubordinated debt (the Senior Notes) which matures December 9, 2013. The Senior Notes were issued at 99.3% to yield 6.04%, and bear a coupon interest rate of 5.95%, payable semi-annually on June 9 and December 9 beginning in 2004. The fair market value of the Senior Notes at March 31, 2007 was estimated to be $302,300.

7. Reinsurance

      Ceded reinsurance recoverable amounts, which include amounts ceded to CAR and other unaffiliated reinsurers, are included in unpaid losses and loss adjustment expenses and unearned premiums. At March 31, 2007 and December 31, 2006, $116,668 and $121,174 were included in unpaid losses and loss adjustment expense amounts, respectively. At March 31, 2007 and December 31, 2006, $83,746 and $73,616 were included in the unearned premium liability amounts, respectively. The changes in ceded reinsurance recoverable amounts in unpaid loss and LAE and unearned premiums were primarily the result of the termination of the quota share agreement.


8. Commitments and Contingencies

      Member companies of CAR have joint and several liabilities for the obligations of CAR, the Massachusetts-mandated personal automobile reinsurance mechanism that enables us and other Servicing Carriers to reinsure in CAR any risk. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of March 31, 2007, we were not aware of any CAR member company which has failed to meet its obligations.

9. Segments

      Selected segment information as of and for the three months ended March 31 follows. Earnings are before income taxes and include minority interest. The amounts below are prior to the effects of the interaffiliate pooling agreement.

		Three Months

	Assets	Revenue	Earnings

2007:
Property and casualty insurance:
Massachusetts	$3,735,325	$464,446	$102,338
Other than Massachusetts	412,106	66,819	10,169
Real estate and commercial lending	19,705	217	217
Corporate and other	19,619	(278)	(7,376)

Consolidated	$4,186,755	$531,204	$105,348

2006:
Property and casualty insurance:
Massachusetts	$3,559,688	$424,457	$ 99,984
Other than Massachusetts	378,499	51,041	3,815
Real estate and commercial lending	17,735	193	193
Corporate and other	23,113	(182)	(7,375)

Consolidated	$3,979,035	$475,509	$ 96,617

Premium Results

Direct premiums written and earned for the three months ended March 31 follow:

	2007	2006	$ Change	% Change

Direct Premiums Written:
Massachusetts:
Personal automobile	$384,518	$369,939	$14,579	3.9%
Commercial automobile	27,011	27,574	(563)	(2.0)
Homeowners	31,328	28,025	3,303	11.8
Other lines	8,932	8,532	400	4.7

Massachusetts direct premiums written	451,789	434,070	17,719	4.1

Other than Massachusetts:
Personal automobile	47,539	43,883	3,656	8.3
Commercial automobile	2,190	2,374	(184)	(7.8)
Homeowners	9,549	8,484	1,065	12.6
Other lines	420	354	66	18.6

Other than Massachusetts direct premiums written	59,698	55,095	4,603	8.4

Total direct premiums written	$511,487	$489,165	$22,322	4.6%


	2007	2006	$ Change	% Change

Direct Earned Premiums:
Massachusetts:
Personal automobile	$336,664	$335,777	$ 887	0.3%
Commercial automobile	25,028	23,962	1,066	4.4
Homeowners	36,588	34,298	2,290	6.7
Other lines	9,579	9,599	(20)	(0.2)

Massachusetts direct earned premiums	407,859	403,636	4,223	1.0

Other than Massachusetts:
Personal automobile	43,552	41,617	1,935	4.6
Commercial automobile	2,083	2,448	(365)	(14.9)
Homeowners	10,684	10,037	647	6.4
Other lines	412	369	43	11.7

Other than Massachusetts direct earned premiums	56,731	54,471	2,260	4.1

Total direct earned premiums	$464,590	$458,107	$6,483	1.4%

10. Recent Accounting Pronouncements

      In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have yet to determine the impact of SFAS 159 on our results of operations or financial position.

      In September 2006, the FASB also issued Statement No. 157, Fair Value Measurements (SFAS 157). The Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but applies under other financial pronouncements that permit or require fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and early application is encouraged. We do not expect the adoption of this Statement to have a material impact on our results of operations or financial position.

      In July 2006, the FASB released FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of SFAS 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007 and it had a negligible impact on our financial position.

      In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of Statement No. 14 (SFAS 156). SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 156 as of January 1, 2007 did not have a material impact on our results of operations or financial position.


11. Income Taxes

      The Company adopted the provisions of FIN 48 on January 1, 2007. As a result, we now apply a more-likely-than-not recognition threshold for all tax uncertainties. There is no cumulative effect of the change in accounting position as of the date of adoption.

      The total amount of unrecognized tax benefits as of the date of adoption was $821. Of this, only $130 represents positions that, if recognized, would affect the effective tax rate. The total amount of unrecognized tax benefits is not expected to significantly increase or decrease within 12 months.

      We recognize penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of the date of adoption, we had $34 of accrued interest related to unrecognized tax benefits. There has been no material change in this amount during the quarter ended March 31, 2007.

      The Commerce Group, Inc. and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. We are not subject to U.S. federal, state or local income tax examinations in any major taxing jurisdiction for years prior to 2003. There are no examinations currently pending or in process.


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

      The purpose of the following discussion and analysis is to provide you with information that will assist you in understanding our financial condition and results of operations as reported in our consolidated financial statements. Therefore, the following should be read in conjunction with our consolidated financial statements in this Form 10-Q and with our Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2006.

Business Overview

      We provide personal and commercial property and casualty insurance primarily in Massachusetts and, to a lesser extent, in other states. Our core product lines are personal automobile, homeowners and commercial automobile. We market our products through our network of independent agents in all states except California, where we use agents and brokers. Our primary business strategy is to focus on the personal automobile insurance market in Massachusetts and to grow and diversify by increasing the proportion of our business written in other states in which we currently have a significant presence, primarily from Commerce West and American Commerce, and by expanding into the New York and New Jersey personal lines markets through the SWICO Enterprises, Ltd. (SWICO) acquisition on April 2, 2007.

      We manage our business in four reportable segments: property and casualty insurance - Massachusetts; property and casualty insurance - other than Massachusetts; real estate and commercial lending; and, corporate and other.

      Our ability to capitalize on our business strengths and implement our strategies is subject to particular risks. For a complete discussion of our risk factors, see Item 1A, Risk Factors, in our annual report on Form 10-K for the year ended December 31, 2006.

Commonwealth Automobile Reinsurers

      A significant aspect of our automobile insurance business relates to our interaction with Commonwealth Automobile Reinsurers (CAR). CAR is a reinsurance mechanism mandated in Massachusetts that enables us and the other participating servicing carriers to reinsure any automobile risk that the carriers perceive to be under-priced. Since its inception, CAR has generally generated significant underwriting losses, primarily in the personal automobile pool. All companies writing automobile insurance in Massachusetts share in the underwriting results of CAR business for their respective product line or lines.

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of March 31, 2007, we were not aware of any current CAR member company which failed to meet its obligations.

CAR Regulatory Reform

      As fully discussed in our 2006 annual report on Form 10-K, the Commissioner held a hearing on February 15, 2007, at which public comment was received on the suspension of the rules approved by the former Commissioner in December 2006. These rules would have instituted an assigned risk plan, called the Massachusetts Automobile Insurance Plan (the MAIP). On April 19, 2007, the Commissioner issued a Decision and Order (the Decision) on the suspended rules. In the Decision, the Commissioner approved rules relating to CAR's ongoing current operations but reserved decision on whether to approve the MAIP. The Commissioner remanded the MAIP Rules to CAR to make amendments to the "clean-in-three" provision only, which relates to insureds who generally have been continuously insured in Massachusetts and have not been found to be at fault for an accident that generates a claim, including a personal injury protection claim, or traffic violation during the three years immediately preceding the effective date of their policy. The Commissioner directed CAR to submit such amendments to her within 30 days of the Decision. The Decision states that following CAR's submission, the Commissioner will render a decision on whether to approve the MAIP and the amended "clean-in-three" provision.


Our Revenues and Expenses

Our revenue principally reflects:

*	earned premiums, consisting of:

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

Our expenses principally reflect:

*

direct and assumed incurred losses and loss adjustment expenses (which we sometimes refer to as LAE), including estimates for losses incurred during the period but not yet reported to us and changes in estimates from prior periods related to direct and assumed business, less the portion of those incurred losses and loss adjustment expenses that are ceded to other insurers; and

*

policy acquisition costs, including agent compensation and general and administrative costs, such as salaries and benefits, and advertising that are not deferred for accounting purposes to a future period.

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


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

*

Loss and LAE Ratio. The loss and LAE ratio is the percentage of losses and loss adjustment expenses (including corporate expenses) incurred to earned premiums. We calculate this ratio net of our reinsurance recoveries. We use this ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing for product lines and states with competitively set premiums.

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

Results of Operations for the Periods Ended March 31, 2007 and 2006

Consolidated Results

Our key operating measures for the three months ended March 31 follow:

	2007	2006

Diluted earnings per share (EPS)	$1.11	$0.99
Return on equity, annualized	19.8%	20.5%
Direct premiums written	$511,487	$489,165
Direct earned premiums	464,590	458,107
Net investment income	39,844	33,529

Loss and LAE ratio	65.8%	62.6%
Underwriting expense ratio	27.0%	24.2%

Combined ratio	92.8%	86.8%

      The increase in the year-to-date diluted earnings per share is primarily due to increases in earned premiums, net investment income and net realized investment gains, partially offset by an increased combined ratio. Our annualized return on equity decreased slightly for the current year-to-date period over the same period in the prior year primarily due to a higher level of equity, partially offset by increased net earnings. For the first three months of 2007, net realized investment gains totaled $32,112, while for the same period in 2006, $6,372 of net gains were realized. Included in the reported diluted EPS are $0.31 and $0.06 for the three months ended March 31, 2007 and 2006, respectively, related to net realized investment gains. Diluted EPS also benefited in 2007 from an increase in net investment income of $6,315, or 18.8%, for the first three months of 2007 over the comparable 2006 period.

The increase in our loss and LAE ratio for the three month period is primarily due to:

*	an increase in the automobile physical damage collision claim frequencies compared to the same period in the prior year, primarily due to the weather;

*	an increase in the homeowner loss ratio, as a result of higher dollar homeowner losses; and


*	the impact of replacing our other-than-automobile quota share agreement with a pure catastrophe reinsurance agreement.

The homeowner loss ratio increase was partially offset by an overall reduced homeowner claim frequency.

The change in reserves for unpaid losses and LAE, net of reinsurance deductions from all reinsurers, including CAR, for the three months ended March 31 follow:

2007

Incurred losses and LAE:
Provision for insured events of the current year	$ 341,754
Decrease in provision for insured events of prior years	(44,306)

Total incurred losses and LAE	297,448

Payments:
Losses and LAE attributable to insured events of the current year	(128,494)
Losses and LAE attributable to insured events of prior years	(170,444)

Total payments	(298,938)

Change in loss and LAE reserves during the year	(1,490)
Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, beginning of year	850,775

Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, end of period	849,285
Ceded reinsurance recoverable	116,668

Loss and LAE reserves	$ 965,953

      As a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased $44,306 for the three months ended March 31, 2007. This favorable development, also called redundancy, is due primarily to lower than anticipated losses related to the personal automobile liability and the automobile physical damage lines of business. Conditions and trends that have affected development in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based upon these developments. The amounts we will ultimately incur from loss and loss adjustment expenses could differ materially in the near term from the amounts recorded.

      Approximately $41,822 in personal automobile liability redundancies developed for the three months ended March 31, 2007, with approximately 95% of this amount coming from the 2006, 2005 and 2004 accident years. Personal automobile liability redundancies relating to CAR comprised 22% of total personal automobile liability redundancies. Automobile physical damage had approximately $2,829 in redundancies chiefly related to the 2006 accident year. Automobile physical damage on voluntary business had $8,568 in redundancies, partially offset by $5,739 in deficiencies on automobile physical damage relating to CAR. For the three months ended March 31, 2007, we experienced various redundancies and deficiencies for the other lines of business and accident years that combined for the remaining $345 net deficiency.

      For the three months ended March 31, 2006, as a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased approximately $42,000. Approximately 70% of the redundancies came from the 2005 and 2004 accident years. Redundancies related to CAR comprised 38% of the total redundancies.

      The primary reason for the increase in our underwriting expense ratio was a reduction in ceded reinsurance commissions, which serve to reduce underwriting expenses. This reduction resulted from the termination of our other-than-automobile quota share agreement. We expect this termination will have a similar impact on our underwriting expense ratio for the second quarter of the current year.


Segment Results

Massachusetts Segment

      Revenues for the three months ended March 31, 2007 increased from the same period a year ago. The three month increase in revenues of $39,989 primarily resulted from increases in earned premiums, investment income and realized investment gains.

      Earnings for the three months ended March 31, 2007 increased over the same period a year ago. This increase was primarily the result of higher revenues as discussed above partially offset by higher loss experience and policy acquisition costs.

Other than Massachusetts Segment

      Revenues for the three months ended March 31, 2007 increased from the same period a year ago. This increase primarily resulted from increased earned premiums, net investment income and realized investment gains.

      Earnings for the three months ended March 31, 2007 increased over the same period a year ago. This increase was due to higher revenues as discussed above partially offset by higher policy acquisition costs and loss experience. Contributing to the higher loss experience was an increase in the homeowners loss ratio due to weather related events in several states.

Premium Results

      We evaluate our performance and allocate resources based primarily on our property and casualty insurance segments, which represent nearly all of our total revenues. Direct premiums written and earned for the three months ended March 31, 2007 and 2006 can be seen in Note 9 of Notes to Unaudited Consolidated Financial Statements.

Massachusetts Segment

      For the first three months of 2007, direct premiums written increased $17,719, or 4.1%, over the comparable period of 2006, while direct premiums earned increased $4,223, or 1.0%, over the same period. The increase in direct premiums written resulted primarily from increases in premiums written for personal automobile and homeowners lines of business.

      The increase of $14,579 in year-to-date direct premiums written for personal automobiles resulted from an increase of 2.6% in the average written premium per exposure, combined with a 1.4% increase in written exposures. The 2007 Commissioner-approved rate decrease of 11.7% in the state mandated average personal automobile rate doesn't take effect until April 1, 2007. We expect this to result in a 6.4% decline in direct premiums written for us by the end of 2007.

      Direct premiums written for homeowners increased for the first quarter of 2007 over the same period a year earlier by $3,303, or 11.8%. This increase is due to a 6.1% increase in average premium per policy combined with a 4.5% increase in the number of written policies.

      Assumed premiums from CAR were $29,044 and $37,341 for the three months ended March 31, 2007 and 2006, respectively. Due to the lag in receiving data from CAR, each quarter we are required to estimate CAR results for the most recent quarter. Our estimate for the first quarter of 2006 was based on member companies utilizing similar cession strategies as they had in the prior year. This resulted in our estimate for the first quarter of 2006 being higher than the actual amount of premiums we received from CAR when CAR reported first quarter results to us in June 2006.


Other than Massachusetts Segment

      For the first three months of 2007, direct premiums written increased $4,603, or 8.4%, over the comparable period of 2006, while direct earned premiums increased $2,260, or 4.1%. The increase in direct premiums written resulted primarily from increases in premiums written for personal automobile and homeowners policies. The increase in personal automobile written premiums of $3,656, or 8.3%, resulted principally from increases in policies in force, primarily in Oklahoma (38.5% increase over the prior year), Oregon (21.2%), Rhode Island (13.7%) and Washington (13.3%). Homeowner direct written premiums increased chiefly due to an increase in average premium per policy. The largest increases in homeowner direct written premium occurred in Arizona, Oklahoma, Oregon and Washington.

Net Investment Income

Key measures of net investment income for the quarter ended March 31 follow:

	2007	2006	Change

Average month-end investments (at cost)	$3,045,819	$2,815,853	$229,966
Net investment income, before federal tax	39,844	33,529	6,315
Net investment income, after federal tax	29,858	25,502	4,356
Net investment income as an annualized percentage of average
net investments (at cost), before federal tax	5.2%	4.8%	0.4%
Net investment income as an annualized percentage of average
net investments (at cost), after federal tax	3.9%	3.6%	0.3%

      The increase in our net investment income was due to the combination of increased invested assets, coupled with an increased return on those invested assets. The yield increased 40 basis points to 5.2% for the first three months of 2007. The higher yield for the period in 2007 was due to a combination of higher short term rates versus the same period in 2006 as well as the addition of a significant amount of high grade municipal housing bonds that replaced lower yielding assets. Finally, we extended our portfolio duration, mostly by taking advantage of the steepness of the municipal yield curve. The increase in invested assets is primarily attributable to cash generated from operating activities. The duration of our fixed maturity portfolio at March 31, 2007 and 2006 was 5.2 years and 4.8 years, respectively.

Realized Investment Gains and Losses

Net realized investment gains (losses) for the three months ended March 31 follow:

	2007	2006

Transaction net gains (losses):
Fixed maturity securities	$14,857	$ 5,073
Equity securities	13,707	1,811
Venture capital funds	1,059	(16)
Other investments	236	4

Total transaction net gains	29,859	6,872

Other-than-temporary impairment losses:
Fixed maturity securities	(200)	(1,103)
Equity in earnings of closed-end preferred stock mutual funds	2,453	603

Net realized investment gains	$32,112	$ 6,372

      The large increase in realized capital gains was principally due to significant price appreciation in a number of our transportation asset backed bonds and some of our long duration municipal bond holdings as well as large relative gains in several of our common stock holdings. Given our outlook for markets in general and the overall percentage gains of the sold instruments, we felt it was an appropriate time to realize these gains.

Policy Acquisition Costs

      Year-to-date policy acquisition costs increased $17,750, or 16.8%, over the same period a year ago. The increase is primarily due to a reduction in ceded reinsurance commissions, which serve to reduce underwriting expenses. This resulted from the termination of our other-than-automobile quota share agreement. We expect this termination will have a similar impact on policy acquisition costs in the second quarter of the current year.


Financial Condition

      Our stockholders' equity per share increased 2.1% from $22.53 per share at December 31, 2006 to $23.01 per share at March 31, 2007, after dividends paid of $0.30 per share. The carrying value of our total investments increased 1.1% primarily due to the investment of cash generated from operating activities and from realized gains taken in the first quarter. Since December 31, 2006, the ratio of our total liabilities to stockholders' equity increased to 176% from 173% primarily due to the combination of increases in unearned premiums and accrued agents' profit sharing and common stock repurchases during the first quarter of 2007, partially offset by first quarter net earnings.

Liabilities for unpaid losses and loss adjustment expenses at March 31, 2007 and December 31, 2006 follow:

	March 31, 2007	December 31, 2006

Net voluntary unpaid losses and LAE	$833,534	$837,470
Voluntary salvage and subrogation recoverable	(97,228)	(96,954)
Assumed unpaid losses and LAE reserves from CAR	133,523	130,803
Assumed salvage and subrogation recoverable from CAR	(20,544)	(20,544)

Total voluntary and assumed unpaid losses and LAE reserves	849,285	850,775
Adjustment for ceded unpaid losses and LAE reserves	125,668	130,174
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid losses and LAE	$965,953	$971,949

      Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. Our twelve-month rolling net premiums written to statutory surplus ratio was 1.16 to 1.00 for the period ended March 31, 2007 and 1.13 to 1.00 for the period ended March 31, 2006.

      The increase in unearned premiums was primarily the result of the seasonality of policy effective dates. The total amount of a policy's premium is recorded as written premium on the first day on which the policy is effective; however, the policy premium is earned ratably over the ensuing year. Also contributing was an increase in direct written premium.

Liquidity and Capital Resources

      Liquidity management allows us to meet our cash needs at a reasonable cost under various operating environments. Liquidity is actively managed and reviewed in order to maintain stable, cost-effective funding to meet our operating needs. Liquidity comes from a variety of sources such as cash flow from operating activities and borrowing capacity. Management believes its current liquidity exceeds its operational requirements as of March 31, 2007.

      The primary sources of our liquidity are funds generated from insurance premiums, net investment income, premium finance and service fees and the maturing and sale of investments. The primary uses of our liquidity are payment of policy claims, commissions and agents' profit sharing, operating costs, interest on our senior notes, purchases of investment securities and treasury stock and payment of dividends to our stockholders.

      We have additional liquidity capacity through our Federal Home Loan Bank (FHLB) membership and our investment portfolio. Commerce, as a member of FHLB of Boston, is able to borrow from the FHLB on a fully secured basis. Our borrowing capacity is based primarily upon the composition and market value of Commerce's investment portfolio. At March 31, 2007, we estimate Commerce's borrowing capacity at approximately $435,000. Since becoming a member in 2005, Commerce has not borrowed from FHLB of Boston.

      During the second quarter of 2007, we paid approximately $114,000 for profit sharing to Massachusetts agents, which we had accrued at December 31, 2006. In addition, we paid approximately $55,000 for the SWICO acquisition on April 2, 2007. These amounts were funded through cash, short-term investments and cash flow from our investment portfolio and normal operating activities.


Investment Strategy and Interest Rate Risk

      Our investment strategy emphasizes after-tax investment yield while maintaining overall investment quality. The primary focus of our investment objectives continues to be maximizing after-tax investment income through investing primarily in high-quality diversified fixed income investments structured to maximize after-tax investment income while minimizing risk. We generally invest in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. When the appropriate opportunity arises, we may sell investment securities to increase after-tax total return. We held no derivatives, emerging market securities or hedge funds at March 31, 2007 and December 31, 2006.

Interest Rate Sensitivity

      Our investments include positions in fixed maturity, equity, short-term and cash equivalents markets. Therefore, we are exposed to the impacts of interest rate changes in the market value of investments. We estimated our exposure to interest rate changes and equity price risk at March 31, 2007 using sensitivity analysis. The interest rate impact is the effect of a hypothetical interest rate change of plus-or-minus 100 and 200 basis points on the market value of fixed maturities and preferred stocks.

      Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio. The following table summarizes our interest rate risk, based on the results of the sensitivity analysis at March 31, 2007.

Hypothetical Change in Interest Rates	Estimated Market Value of Fixed Income and Preferred Stock Investments	Estimated Increase (Decrease) in Market Value	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity(1)

200 basis point increase	$2,314,475	$(363,869)	(15.6%)
100 basis point increase	2,502,912	(175,432)	(7.5)
No change	2,678,344	-	-
100 basis point decrease	2,827,967	149,623	6.4
200 basis point decrease	2,961,954	283,610	12.2

___________________
(1)	Net of income taxes at an assumed rate of 35%.

      The duration of a security is the time-weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates. The duration reflects industry prepayment assumptions. The analytic systems we used to calculate the above utilize optional call dates, sinking fund requirements and assume a non-static prepayment pattern in deriving market value estimates and duration averages. As of March 31, 2007, December 31, 2006 and March 31, 2006, our weighted average duration was 5.2 years, 5.4 years and 4.8 years, respectively. Our fixed income portfolio's weighted average duration includes all fixed maturities and preferred stocks. Our percentage of adjustable rate investments amounted to 21% of total fixed maturity investments at March 31, 2007 as compared to 22% a year earlier.

Equity Price Risk

We estimated that our exposure to equity price risk at March 31, 2007 has not changed materially from that at December 31, 2006.


Forward-Looking Statements

      This quarterly report may contain statements that are not historical fact and constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipates," "estimates," "plans," "projects," "continuing," "ongoing," "expects," "may," "will," "could," "likely," "should," "management believes," "we believe," "we intend," and similar words or phrases. These statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. All forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this quarterly report and in our recently filed annual report on Form 10-K and in other documents filed with the SEC. Among the key factors that could cause actual results to differ materially from forward-looking statements are:

*	the possibility of severe weather, terrorism and other adverse catastrophic experiences;

*	adverse trends in claim severity or frequency and uncertainties in estimating property and casualty losses;

*	adverse state and federal regulations and legislation;

*	adverse judicial decisions;

*	adverse changes to the laws, regulations and rules governing the residual market system in Massachusetts;

*	fluctuations in interest rates and the performance of the financial markets in relation to the composition of our investment portfolio;

*	premium rate making decisions for private passenger automobile policies in Massachusetts;

*	potential rate filings;

*	heightened competition;

*	our concentration of business within Massachusetts and within the personal automobile line of business;

*	market disruption in Massachusetts, if competitors exit the market or become insolvent;

*	the cost and availability of reinsurance;

*	our ability to collect on reinsurance and the solvency of our reinsurers;

*	the effectiveness of our reinsurance strategies;

*	telecommunication and information system problems, including failures to implement information technology projects timely and within budget;

*	our ability to maintain favorable ratings from rating agencies, including A.M. Best, Fitch, Moody's and S&P;

*	our ability to attract and retain independent agents;

*	our ability to retain our affinity relationships with AAA clubs, especially in Massachusetts;

*	our dependence on a key third party service vendor for our automobile business in Massachusetts;

*	our dependence on our executive officers; and

*	the economic, market or regulatory conditions and risks associated with entry into new markets and diversification.


      You should not place undue reliance on any forward-looking statement. The risk factors referred to above, as well as those set forth in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2006, as well as those elsewhere in this quarterly report, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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


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

      In our annual report on Form 10-K for the year ended December 31, 2006, we discussed two individual legal matters outstanding. An update, where available, is presented below. For a full discussion of these matters, refer to Item 3 of the Form 10-K.

AAA Arizona

      The parties have filed dispositive motions that address some of the respective claims of the parties. A hearing date for the pending summary judgment motions has not been scheduled and no trial date has been set.

Commerce Bancorp, Inc., et al.

      On February 2, 2007, the Court denied Commerce Bancorp, Inc.'s motion to dismiss the complaint for lack of personal jurisdiction. Commerce Bancorp, Inc. thereafter answered the complaint on February 26, 2007, and in its answer asserted counterclaims against The Commerce Insurance Company, The Commerce Group, Inc., Commerce Holdings, Inc., American Commerce Insurance Company and Commerce West Insurance Company alleging trademark infringement outside of Massachusetts. Specifically, the counterclaims consist of three counts: Count I alleges federal service mark infringement; Count II alleges a violation of SECTION 43(a) of the Lanham Act; and Count III seeks a declaratory judgment under 28 U.S.C. SECTION 2201, et seq. On March 19, 2007, we moved to dismiss, or in the alternative sever, the counterclaims. A hearing on our motion to dismiss is scheduled for May 30, 2007.

On April 2, 2007, the defendants filed a motion for summary judgment, which we opposed on April 16, 2007. A hearing on the defendants' motion is scheduled for June 8, 2007.

In addition, we are subject to the following legal proceedings.

CSAA

      On April 25, 2007, California State Automobile Inter-Insurance Bureau (CSAA) filed a lawsuit in the Superior Court of California, County of Alameda, against Commerce West Insurance Company, American Commerce Insurance Company, and The Commerce Group, Inc. In that lawsuit, styled California State Automobile Association Inter-Insurance Bureau v. The Commerce Insurance Group, Inc. et al., CSAA alleges that, through the hiring of several CSAA employees, the defendants misappropriated CSAA's trade secrets or proprietary information, intentionally interfered with a confidentiality agreement between CSAA and one of those employees, engaged in unfair business practices and unfair competition, and has been and will be unjustly enriched. CSAA cites in support of its allegations the Company's hiring of Lawrence R. Pentis, and the Company's subsequent hiring of three other former CSAA employees. Mr. Pentis is a Commerce Group Executive Vice President and the Chief Operating Officer and Executive Vice President of American Commerce and Commerce West.

      CSAA seeks injunctive relief, including prohibiting the defendants from using CSAA's trade secret or proprietary information or from soliciting CSAA's employees, and money damages in an unspecified amount. The Company has not responded to CSAA's complaint but intends to vigorously defend itself against CSAA's allegations. The Company is unable to predict with certainty the outcome of the CSAA proceeding, however based upon the information available to the Company as of the date of this report, the Company does not believe that potential consequences of CSAA's claims, if proven, would have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.


Item 1A. Risk Factors

There has been no material change regarding risk factors from those set forth in our annual report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      On February 16, 2007, we granted 103,928 vested stock options to our Directors under our Incentive Compensation Plan. Each stock option may be exercised for one share of our common stock at $30.36. All of the options granted were outstanding at March 31, 2007. The stock options have a ten-year term.

      In addition, on February 16, 2007, we granted 495,182 non-vested equity share units (RSUs) to officers under our Incentive Compensation Plan. These awards provide for the right to receive one share of our common stock for each vested RSU and annual Dividend Equivalent Payments (DEPs) beginning 2008. The RSUs cliff vest on March 15, 2012. Upon this date, our stock shall be issued for all outstanding RSUs except for those RSUs held by our named executive officers. Named executive officers shall receive their shares after leaving the company. At settlement, the recipient will receive one share of common stock for each RSU, less an amount of shares necessary to cover income tax withholdings. Settlement is required to be done in shares of common stock only. The vesting period may be accelerated upon a change in control of the company. Holders of the RSUs will have no voting rights or any other rights of stockholders until receipt of stock from the company. All of the RSUs granted were outstanding at March 31, 2007.

      In November 2006, our Board of Directors authorized an increase in the stock buy-back program to allow for the purchase of up to 5,000,000 shares of our common stock from that date, as adjusted for the June 2006 stock split.

Period	Total Number of Shares Purchased	Average Cost per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2007	560,376	$29.49	560,376	3,624,067
February 1-28, 2007	358,639	30.30	358,639	3,265,428
March 1-31, 2007	421,691	28.94	421,691	2,843,737

	1,340,706	$29.54	1,340,706
Total

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

10.45	Form of Directors' Stock Options

31.1	CEO Certification Statements under Section 302 of The Sarbanes-Oxley Act of 2002

31.2	CFO Certification Statements under Section 302 of The Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification Statements under Section 906 of The Sarbanes-Oxley Act of 2002


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMERCE GROUP, INC.

/s/ Randall V. Becker

Randall V. Becker
Senior Vice President and Chief Financial Officer

Dated: May 9, 2007
