Form 10-Q
period 2007-06-30
COMMERCE GROUP INC /MA
filed 2007-08-09
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

As of July 31, 2007, the number of shares outstanding of the Registrant's common stock (excluding Treasury Shares) was 63,114,047.


The Commerce Group, Inc.
Table of Contents

Part I - Financial Information

Item 1. Financial Statements	Page No.

Consolidated Balance Sheets at June 30, 2007 (Unaudited) and December 31, 2006	3
Consolidated Statements of Earnings and Comprehensive Income for the Six
Months Ended June 30, 2007 and 2006 (Unaudited)	4
Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2007 and 2006 (Unaudited)	5
Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview	18
Results of Operations	21
Financial Condition	26
Forward-Looking Statements	27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	29

Part II - Other Information

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults upon Senior Securities	31

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits	32

Signature	33


Part I - Financial Information

Item 1. Financial Statements

The Commerce Group, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006

		2007	2006

(Thousands of Dollars)	ASSETS	(Unaudited)

Investments and cash (Note 4):
Fixed maturities, at market (amortized cost: $1,997,719 and $1,961,080)		$1,982,643	$1,993,106
Preferred stocks, at market (amortized cost: $547,947 and $597,366)		538,801	606,222
Common stocks, at market (cost: $52,786 and $97,776)		53,735	109,752
Preferred stock mutual funds, at equity (cost: $146,816 and $120,990)		165,090	141,654
Mortgage loans on real estate and collateral notes receivable (less allowance
for possible loan losses of $62 and $58)		19,995	19,417
Cash and cash equivalents		119,221	141,367
Short-term investments		4,370	13,414
Other investments (cost: $54,259 and $43,001)		59,678	45,910

Total investments and cash		2,943,533	3,070,842
Accrued investment income		23,449	23,094
Premiums receivable (less allowance for doubtful receivables of
$2,720 and $2,454)		497,831	480,605
Deferred policy acquisition costs		196,294	177,852
Property and equipment, net of accumulated depreciation		72,506	68,383
Residual market receivable		165,029	157,227
Due from reinsurers		60,031	53,679
Deferred income taxes		57,401	31,420
Current income taxes		9,215	7,796
Other assets		51,633	39,971

Total assets		$4,076,922	$4,110,869

Liabilities:
Unpaid losses and loss adjustment expenses (Note 5)		$1,014,904	$ 971,949
Unearned premiums		1,000,948	935,385
Bonds payable ($300,000 face less discount) (Note 6)		298,689	298,589
Deferred income		9,327	10,913
Accrued agents' profit sharing		157,737	232,440
Other liabilities and accrued expenses		137,393	151,363

Total liabilities		2,618,998	2,600,639

Minority interest		13,668	6,959

Commitments and contingencies (Note 8)		-	-
Stockholders' equity (Note 12):
Preferred stock, authorized 5,000,000 shares at $1.00 par value, none issued		-	-
Common stock, authorized 100,000,000 shares at $.50 par value,
81,831,546 and 81,927,916 shares issued		40,915	40,964
Paid-in capital		140,866	135,033
Net accumulated other comprehensive income (loss), net of income taxes
(benefits) of $(8,078) and $18,455		(15,002)	34,273
Retained earnings		1,615,494	1,539,056

Total stockholders' equity before treasury stock		1,782,273	1,749,326
Treasury stock, 17,835,112 and 15,200,437 shares, at cost		(338,017)	(246,055)

Total stockholders' equity		1,444,256	1,503,271

Total liabilities, minority interest and stockholders' equity		$4,076,922	$4,110,869

The accompanying notes are an integral part of these consolidated financial statements.


The Commerce Group, Inc. and Subsidiaries
Consolidated Statements of Earnings and Comprehensive Income
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

(Thousands of Dollars, Except Per Share Data)	Three Months		Six Months

	2007	2006	2007	2006

Revenues:
Direct premiums written	$469,743	$476,635	$ 981,230	$ 965,800
Assumed premiums	28,911	8,391	57,955	45,732
Ceded premiums	(35,842)	(76,710)	(90,261)	(132,492)

Net premiums written	462,812	408,316	948,924	879,040
(Increase) decrease in unearned premiums	(9,289)	6,167	(43,488)	(36,099)

Earned premiums	453,523	414,483	905,436	842,941
Net investment income	39,608	36,119	79,452	69,648
Premium finance and service fees	7,697	6,921	15,032	14,071
Net realized investment gains (losses) (Note 4)	(1)	(6,537)	32,111	(165)

Total revenues	500,827	450,986	1,032,031	926,495

Expenses:
Losses and loss adjustment expenses (Note 5)	306,026	238,151	603,474	506,401
Policy acquisition costs	132,110	123,798	255,685	229,623
Interest expense and amortization of bond fees	4,581	4,581	9,162	9,162

Total expenses	442,717	366,530	868,321	745,186

Earnings before income taxes and minority interest	58,110	84,456	163,710	181,309
Income taxes	16,088	25,607	47,071	55,269

Earnings before minority interest	42,022	58,849	116,639	126,040
Minority interest in net earnings of subsidiary	(537)	(230)	(789)	(466)

Net earnings	$ 41,485	$ 58,619	$ 115,850	$ 125,574

Comprehensive income (Note 2)	$ 9,092	$ 43,151	$ 66,575	$ 102,843

Net earnings per common share (Note 3):
Basic	$ 0.64	$ 0.87	$ 1.76	$ 1.86

Diluted	$ 0.63	$ 0.86	$ 1.74	$ 1.85

Cash dividends paid per common share	$ 0.30	$ 0.25	$ 0.60	$ 0.475

Weighted average number of common shares
outstanding (Note 3):
Basic	65,105,159	67,691,467	65,699,827	67,635,422

Diluted	66,107,750	68,106,026	66,648,417	68,012,556

The accompanying notes are an integral part of these consolidated financial statements.


The Commerce Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006
(Unaudited)

(Thousands of Dollars)	2007	2006

Operating activities:
Premiums collected	$ 909,276	$ 853,976
Net investment income received	77,705	70,981
Premium finance and service fees received	15,032	14,071
Losses and loss adjustment expenses paid	(596,904)	(527,249)
Policy acquisition costs paid	(347,037)	(271,935)
Federal income taxes	(48,106)	(61,065)
Interest paid	(8,925)	(8,925)

Cash provided by operating activities	1,041	69,854

Investing activities:
Investment sales, repayments and maturities	1,349,313	968,257
Mortgage loans and collateral notes receipts	1,430	2,516
Proceeds from sale of agency assets	1,648	-
Proceeds from sale of minority interest	4,867	-
Net cash paid for acquisition	(50,501)	-
Investment purchases	(1,198,816)	(998,180)
Mortgage loans and collateral notes originated	(2,012)	(2,756)
Net activity in short-term investments	9,033	-
Property and equipment purchases	(6,021)	(7,832)
Other investing activities	464	595

Cash provided (used) by investing activities	109,405	(37,400)

Financing activities:
Dividends paid to stockholders	(39,412)	(32,154)
Treasury stock purchases	(100,444)	-
Capital stock issued	-	130
Capital infusion by minority interest	2,732	-
Outstanding checks payable	4,532	(2,022)

Cash used by financing activities	(132,592)	(34,046)

Decrease in cash and cash equivalents	(22,146)	(1,592)
Cash and cash equivalents at beginning of period	141,367	97,942

Cash and cash equivalents at end of period	$ 119,221	$ 96,350

The accompanying notes are an integral part of these consolidated financial statements.


The Commerce Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006
(Unaudited)
(continued)

	2007	2006

Reconciliation of net earnings to cash from operating activities:
Net earnings	$ 115,850	$ 125,574
Adjustments to reconcile net earnings to cash from operating activities:
Premiums receivable	(8,426)	(17,130)
Deferred policy acquisition costs	(14,864)	(7,305)
Residual market receivable	(7,802)	15,365
Due from reinsurers	(6,352)	5,308
Unpaid losses and loss adjustment expenses	(604)	(34,955)
Unearned premiums	46,558	37,159
Current income taxes	(1,557)	(10,936)
Deferred income taxes	(26,009)	(7,117)
Deferred income	(1,586)	1,582
Accrued agents' profit sharing	(74,726)	(30,255)
Other assets, liabilities and accrued expenses	(30,633)	(35,018)
Net realized investment gains	(32,111)	165
Other - net	43,303	27,417

Cash from operating activities	$ 1,041	$ 69,854

Supplemental information:
Purchase transaction:
Fair value of noncash assets acquired	$ 112,392	-
Fair value of liabilities assumed	63,756	-

The accompanying notes are an integral part of these consolidated financial statements.


The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1. Organization and Interim Financial Statements

      Unless otherwise stated, "we," "our," "us" or "CGI" means The Commerce Group, Inc. and its subsidiaries. Our consolidated financial statements include the accounts of The Commerce Group, Inc. and its subsidiaries. The Commerce Group, Inc. is a publicly-traded holding company and is engaged in various property-casualty insurance operations. CGI owns Commerce Holding, Inc., which wholly owns two insurance subsidiaries: Commerce Insurance Company (Commerce) and Citation Insurance Company (Citation), as well as 95% of ACIC Holding, Inc. (AHI). AHI is a joint venture with AAA Southern New England, which owns the remaining 5%. AHI wholly owns two insurance subsidiaries: American Commerce Insurance Company (American Commerce or ACIC) and Commerce West Insurance Company (Commerce West or CWIC). In addition, AHI wholly owns the recently acquired holding company, SWICO Enterprises, Ltd., which owns a fifth insurer, State-Wide Insurance Company (State-Wide).

      On April 2, 2007, AHI completed its acquisition of SWICO Enterprises, Ltd. The total cost of the acquisition was $55,776 and resulted in goodwill of $1,865. The results of operations of SWICO and State-Wide are included in the Consolidated Financial Statements only for periods subsequent to the date of acquisition. For the 2006 year, State-Wide reported $38,000 in direct written premiums.

      During the second quarter of 2007, Commerce Holdings, Inc. transferred its ownership of Commerce West to AHI, resulting in AAA Southern New England acquiring a 5% indirect ownership in CWIC. We recorded a gain of $1,510 in this transaction.

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

      Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2006. Dollar amounts are in thousands, except per share data and as otherwise noted. We have eliminated significant intercompany accounts and transactions in consolidating these financial statements. Also, we have reclassified certain 2006 amounts to conform with 2007 presentations.


2. Comprehensive Income

Our comprehensive income for the three and six months ended June 30 follows:

	Three Months		Six Months

	2007	2006	2007	2006

Net earnings	$ 41,485	$ 58,619	$115,850	$125,574

Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses) arising during the period(a)	(28,655)	(18,089)	(29,816)	(25,958)
Reclassification adjustment for investment (gains)
losses included in net earnings(b)	(3,738)	2,621	(19,459)	3,227

Other comprehensive income (loss), net of taxes	(32,393)	(15,468)	(49,275)	(22,731)

Comprehensive income	$ 9,092	$ 43,151	$ 66,575	$102,843

(a)

Unrealized holding gains (losses) are net of income tax expense (benefits) of $(15,430) and $(9,740) for the three months ended June 30, 2007 and 2006, respectively, and $(16,055) and $(13,977) for the six months ended June 30, 2007 and 2006, respectively.

(b)

Reclassification adjustments are net of income tax expense (benefit) of $(2,013) and $1,411 for the three months ended June 30, 2007 and 2006, respectively, and $(10,478) and $1,720 for the six months ended June 30, 2007 and 2006, respectively.

3. Net Earnings Per Common Share (EPS)

      Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding adjusted by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares we could have purchased from the proceeds of the potentially dilutive shares. Our potentially dilutive instruments include stock options and nonvested stock units. We had 4,845,362 and 4,724,434 stock options outstanding at June 30, 2007 and 2006, respectively. Our outstanding stock options at June 30, 2007 and 2006 consisted of 120,012 and 16,084 stock options, respectively, that were granted to our directors and employees under our Incentive Compensation Plan; the remainder of the total outstanding stock options consisted of American Commerce agents' options. Additionally, at June 30, 2007, there were 580,847 officer nonvested stock units outstanding. Basic and diluted EPS for the three and six months ended June 30 follow:

	Three Months		Six Months

	2007	2006	2007	2006

Net earnings for basic and diluted EPS	$41,485	$58,619	$115,850	$125,574

Common share information:
Average shares outstanding for basic EPS	65,105,159	67,691,467	65,699,827	67,635,422
Dilutive effect of equity awards	1,002,591	414,559	948,590	377,134

Average shares outstanding for diluted EPS	66,107,750	68,106,026	66,648,417	68,012,556

Basic EPS	$ 0.64	$ 0.87	$ 1.76	$ 1.86

Diluted EPS	$ 0.63	$ 0.86	$ 1.74	$ 1.85

      The diluted EPS calculation excludes stock options and nonvested stock units that are anti-dilutive using the treasury stock method. For the three and six months ended June 30, 2007, there were 1,250,000 anti-dilutive options, while for the same periods in 2006, there were 1,650,000 anti-dilutive options. In addition, there were 99,623 officer nonvested stock units excluded for the three months ended June 30, 2007, as they were anti-dilutive. None were anti-dilutive for the six month period.


4. Investments

Closed-end Preferred Stock Mutual Funds

Our closed end preferred stock mutual fund holdings at December 31, 2006 and June 30, 2007 accounted for under the equity method follow:

	Fund	Percentage	Carrying		Quoted
	Shares	of	Value		Market
	Held	Ownership	at Equity	Cost	Value

December 31, 2006
PDT(1)	6,803,200	45.2%	$ 88,986	$ 74,588	$ 78,033
PGD(1)	2,118,000	25.4%	31,219	26,556	27,830
PPF(1)	1,499,900	20.7%	21,449	19,846	19,754

			$141,654	$120,990	$125,617

June 30, 2007
PDT(1)	13,102,383	29.6%	$165,090	$146,816	$142,816

(1)	John Hancock Patriot Premium Dividend Fund II (PDT), John Hancock Patriot Global Dividend Fund (PGD) and John Hancock Patriot Preferred Dividend Fund (PPF).

      During the second quarter of 2007, three preferred stock mutual funds which we owned (PGD, PPF and PDF, John Hancock Patriot Premium Dividend Fund I) were merged into a fourth fund, which we also owned, PDT. Two of the three merging funds (PGD and PPF) were accounted for under the equity method of accounting. The third fund, PDF, was accounted for under the cost method, as our percentage of ownership was below 20%.

      In the merger, common shareholders of the merging funds received newly-issued shares of PDT. The aggregate net asset value of the new common shares will equal the aggregate net asset value of the common shares held immediately prior to the merger. Upon exchange of shares of PDF, we recognized a gain of $3.4 million.

A fifth John Hancock fund which we own and account for under the cost method is currently in the process of voting on their merger into the same fund. We do not know if this vote will be successful.

Realized Investment Gains and Losses

Net realized investment gains (losses) for the three and six months ended June 30 follow:

	Three Months		Six Months

	2007	2006	2007	2006

Transaction net gains (losses):
Fixed maturity securities	$ 1,798	$(3,957)	$16,655	$ 1,116
Equity securities	2,791	(2,473)	16,498	(661)
Venture capital funds	1,164	1,447	2,223	1,431
Other investments	(4)	13	(4)	16

Total transaction net gains (losses)	5,749	(4,970)	35,372	1,902

Other-than-temporary impairment losses:
Fixed maturity securities	(1,815)	-	(2,015)	(1,103)
Equity securities	(1,951)	-	(1,951)	-

Total other-than-temporary impairment losses	(3,766)	-	(3,966)	(1,103)
Equity in earnings (losses) of closed-end preferred
stock mutual funds	(4,843)	(1,567)	(2,390)	(964)
Other:
Sale of agency assets	1,349	-	1,585	-
Sale of minority interest in CWIC	1,510	-	1,510	-

Net realized investment gains (losses)	$ (1)	$(6,537)	$32,111	$ (165)


Unrealized Investment Gains and Losses

The change in net unrealized gain (loss) on our fixed maturity and equity securities, excluding the impact of minority interest, from December 31, 2006 to June 30, 2007 follows:

	June 30,	December 31,
	2007	2006	Change

Fixed maturity securities	$(15,074)	$32,026	$(47,100)
Equity securities	(8,197)	20,832	(29,029)

Net unrealized gain (loss)	$(23,271)	$52,858	$(76,129)

Gross unrealized losses on our fixed maturity and equity securities at June 30, 2007 by duration of unrealized loss follow:

		0-6	7-12	13-24	Over 24
	Total	Months	Months	Months	Months

Total fixed maturity and equity securities:
Number of positions	595	487	35	35	38

Total fair market value	$1,800,495	$1,392,169	$172,093	$142,413	$93,820
Total amortized cost	1,841,533	1,424,046	176,011	145,493	95,983

Unrealized loss	$ (41,038)	$ (31,877)	$ (3,918)	$ (3,080)	$ (2,163)

Unrealized loss percentage to fair
market value	2.3%	2.3%	2.3%	2.2%	2.3%

Fixed maturity securities:
Number of positions	517	410	34	35	38

Total fair market value	$1,442,039	$1,034,288	$171,518	$142,413	$93,820
Total amortized cost	1,470,881	1,053,977	175,428	145,493	95,983

Unrealized loss	$ (28,842)	$ (19,689)	$ (3,910)	$ (3,080)	$ (2,163)

Unrealized loss percentage to fair
market value	2.0%	1.9%	2.3%	2.2%	2.3%

Equity securities(1):
Number of positions	78	77	1	-	-

Total fair market value	$ 358,456	$ 357,881	$ 575	-	-
Total cost	370,652	370,069	583	-	-

Unrealized loss	$ (12,196)	$ (12,188)	$ (8)	-	-

Unrealized loss percentage to fair
market value	3.4%	3.4%	1.4%	-	-

(1)	Equity securities include common and preferred stocks.


Gross unrealized losses on our fixed maturity and equity securities at December 31, 2006 by duration of unrealized loss follow:

		0-6	7-12	13-24	Over 24
	Total	Months	Months	Months	Months

Total fixed maturity and equity securities:
Number of positions	227	111	20	72	24

Total fair market value	$982,017	$579,355	$96,000	$246,591	$60,071
Total amortized cost	991,994	583,364	97,156	250,050	61,424

Unrealized loss	$ (9,977)	$ (4,009)	$ (1,156)	$ (3,459)	$ (1,353)

Unrealized loss percentage to fair
market value	1.0%	0.7%	1.2%	1.4%	2.3%

Fixed maturity securities:
Number of positions	192	83	17	68	24

Total fair market value	$816,677	$436,239	$90,393	$229,974	$60,071
Total amortized cost	825,377	439,040	91,511	233,402	61,424

Unrealized loss	$ (8,700)	$ (2,801)	$ (1,118)	$ (3,428)	$ (1,353)

Unrealized loss percentage to fair
market value	1.1%	0.6%	1.2%	1.5%	2.3%

Equity securities(1):
Number of positions	35	28	3	4	-

Total fair market value	$165,340	$143,116	$5,607	$ 16,617	-
Total cost	166,617	144,324	5,645	16,648	-

Unrealized loss	$ (1,277)	$ (1,208)	$ (38)	$ (31)	-

Unrealized loss percentage to fair
market value	0.8%	0.8%	0.7%	0.2%	-

(1)	Equity securities include common and preferred stocks.

      We determined that the impairments of the securities represented in the above gross unrealized loss tables are temporary, based on a review of the credit quality, duration and severity of the unrealized losses for our impaired securities. Gross unrealized losses for fixed maturity securities have increased primarily due to the significant increase in interest rates (10 year U.S. Treasuries rose from 4.65% to 5.03% during the quarter) leading to lower fixed income prices. As of June 30, 2007, we have the intent and ability to hold either to full recovery or maturity all of our temporarily impaired securities.

5. Unpaid Losses and LAE

Liabilities for unpaid losses and loss adjustment expenses at June 30, 2007 and December 31, 2006 follow:

	June 30, 2007	December 31, 2006

Net voluntary unpaid losses and LAE	$ 899,323	$837,470
Voluntary salvage and subrogation recoverable	(100,940)	(96,954)
Assumed unpaid losses and LAE reserves from CAR(a)	125,098	130,803
Assumed salvage and subrogation recoverable from CAR	(20,544)	(20,544)

Total voluntary and assumed unpaid losses and LAE reserves	902,937	850,775
Adjustment for ceded unpaid losses and LAE reserves	120,967	130,174
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid losses and LAE	$1,014,904	$971,949

(a)	Commonwealth Automobile Reinsurers


The change in reserves for unpaid losses and LAE, net of reinsurance deductions from all reinsurers, including CAR, for the six months ended June 30 follow:

	2007	2006

Incurred losses and LAE:
Provision for insured events of the current year	$ 646,680	$ 571,671
Decrease in provision for insured events of prior years	(43,206)	(65,270)

Total incurred losses and LAE	603,474	506,401

Payments:
Losses and LAE attributable to insured events of the current year	(321,171)	(274,468)
Losses and LAE attributable to insured events of prior years	(273,700)	(253,933)

Total payments	(594,871)	(528,401)

Change in loss and LAE reserves during the year	8,603	(22,000)
Loss and loss reserves from acquisition	43,559	-
Loss and LAE reserves prior to the effect of ceded reinsurance recoverable,
beginning of year	850,775	834,699

Loss and LAE reserves prior to the effect of ceded reinsurance recoverable,
end of period	902,937	812,699
Ceded reinsurance recoverable	111,967	141,542

Unpaid losses and LAE	$1,014,904	$ 954,241

      As a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased $43,206 for the six months ended June 30, 2007. This favorable development, also called redundancy, is due primarily to lower than anticipated losses related to the personal automobile liability and the automobile physical damage lines of business. Conditions and trends that have affected development in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based upon these developments. The amounts we will ultimately incur from loss and loss adjustment expenses could differ materially in the near term from the amounts recorded.

      Approximately $38,148 in personal automobile liability redundancies developed for the six months ended June 30, 2007, with approximately 95% of this amount coming from the 2006, 2005 and 2004 accident years. Personal liability redundancies relating to CAR comprised 16% of total personal automobile liability redundancies. Automobile physical damage had approximately $860 in net redundancies. Automobile physical damage on voluntary business had $6,546 in redundancies, partially offset by $5,686 in deficiencies on automobile physical damage relating to CAR. Commercial automobiles had $4,725 in redundancies, with approximately 75% of this amount coming from the 2006 and 2005 accident years. For the six months ended June 30, 2007, we experienced various redundancies and deficiencies for the other lines of business and accident years that combined for the remaining $527 net deficiency.

      For the six months ended June 30, 2006, the provision for loss and LAE decreased $65,270 as a result of changes in estimates of insured events in prior years. Approximately $49,514 in personal automobile liability redundancies developed for the six months ended June 30, 2006, with approximately 97% of this amount coming from the 2005, 2004 and 2003 accident years. Automobile physical damage had approximately $11,769 in redundancies chiefly related to the 2005 accident year. Redundancies relating to CAR were approximately 38% of the total redundancies relating to prior years. For the six months ended June 30, 2006, we experienced various redundancies and deficiencies for the other lines of business and accident years that combined for the remaining $3,987 net redundancy.

6. Bonds Payable

      On December 9, 2003, we issued $300,000 face value of senior unsecured and unsubordinated debt (the Senior Notes) which matures December 9, 2013. The Senior Notes were issued at 99.3% to yield 6.04%, and bear a coupon interest rate of 5.95%, payable semi-annually on June 9 and December 9 beginning in 2004. The fair market value of the Senior Notes at June 30, 2007 was estimated to be $294,000.


7. Reinsurance

      Ceded reinsurance recoverable amounts, which include amounts ceded to CAR and other unaffiliated reinsurers, are included in unpaid losses and loss adjustment expenses and unearned premiums. At June 30, 2007 and December 31, 2006, $111,967 and $121,174 were included in unpaid losses and loss adjustment expense amounts, respectively. At June 30, 2007 and December 31, 2006, $76,686 and $73,616 were included in the unearned premium liability amounts, respectively. The changes in ceded reinsurance recoverable amounts in unpaid loss and LAE and unearned premiums were primarily the result of the June 30, 2006 termination of the quota share agreement.

      Effective July 1, 2007, we renewed our pure catastrophe reinsurance program across five layers as outlined below. The Catastrophe Reinsurance Program provides for reinsurance recovery of a maximum of $489 million in the event of a $550 million or greater occurrence, including all states' FAIR Plan losses. The total annual cost of the program is approximately $28.4 million and includes one reinstatement premium (pro-rated based on loss recoveries) for a maximum additional cost of approximately $28.4 million. The catastrophe program is based on $207 million of estimated subject premiums, which will vary based on actual subject premiums. This program covers all FAIR Plan-type participation in excess of reinsurance purchased by any of the Plans, but does not cover comprehensive automobile. Two-year pricing agreements were signed for approximately half of this year's placement. Based on this, the pricing for half of next year's reinsurance program (incepting July 1, 2008) will be the same as this year.

Layer	Coverage	Percentage of Coverage Purchased for each Layer	Maximum Recovery per Layer

1st	$25 million excess of $25 million	36%	$9,000
2nd	$50 million excess of $50 million	60%	$30,000
3rd	$150 million excess of $100 million	100%	$150,000
4th	$200 million excess of $250 million	100%	$200,000
5th	$100 million excess of $450 million	100%	$100,000

			$489,000

      The lines of business classified as property and covered under the new Catastrophe Reinsurance Program include fire, allied lines, homeowners, inland marine, special multi-peril and business owner policies. The Catastrophe Reinsurance Program covers losses occurring throughout the United States, excluding Florida. However, for the fourth and fifth layers coverage will only apply to losses in the states of Massachusetts, New Hampshire, Rhode Island and Connecticut.

      We will have no additional reinsurance recoveries for a single event catastrophe in excess of a total loss of $550 million, including FAIR Plan-type losses. Our average estimated combined total loss for the Commerce, Citation and ACIC insurance subsidiaries, on other than automobile business, was calculated using two prominent catastrophe modeling companies. The average estimated "100 year loss" is $437 million and the "250 year loss" is $792 million.

      The Catastrophe Reinsurance Program became effective July 1, 2007; however, it will not discharge us from our primary liability to the insured for the full amount of the insured's policies, but it will make the reinsurer liable to us to the extent of the reinsured portion of any loss ultimately suffered. Each reinsurer participating in the reinsurance program will be severally (and not jointly) liable to us for its share of reinsurance coverage. We believe the reinsurers are adequately capitalized and financially able to meet their obligations under the reinsurance agreements with us, though there can be no assurance that they will be able to do so.


8. Commitments and Contingencies

      Member companies of CAR have joint and several liabilities for the obligations of CAR, the Massachusetts-mandated personal automobile reinsurance mechanism that enables us and other Servicing Carriers to reinsure in CAR any risk. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of June 30, 2007, we were not aware of any CAR member company which has failed to meet its obligations.

9. Segments

      Selected segment information as of and for the three and six months ended June 30 follows. Earnings are before income taxes and include minority interest. The amounts below are prior to the effects of the interaffiliate pooling agreement.

	Assets	Revenue	Earnings

Three Months:
2007:
Property and casualty insurance:
Massachusetts	$3,498,763	$ 427,330	$ 88,428
Other than Massachusetts	535,395	71,832	(12,234)
Real estate and commercial lending	20,254	232	232
Corporate and other	22,510	1,433	(18,853)

Consolidated	$4,076,922	$ 500,827	$ 57,573

2006:
Property and casualty insurance:
Massachusetts	$3,558,214	$ 401,273	$ 91,992
Other than Massachusetts	376,376	49,790	8,268
Real estate and commercial lending	18,274	206	206
Corporate and other	23,639	(283)	(16,240)

Consolidated	$3,976,503	$ 450,986	$ 84,226

	Assets	Revenue	Earnings

Six Months:
2007:
Property and casualty insurance:
Massachusetts	$3,498,763	$ 891,776	$190,766
Other than Massachusetts	535,395	138,651	(2,065)
Real estate and commercial lending	20,254	449	449
Corporate and other	22,510	1,155	(26,229)

Consolidated	$4,076,922	$1,032,031	$162,921

2006:
Property and casualty insurance:
Massachusetts	$3,558,214	$ 825,730	$191,976
Other than Massachusetts	376,376	100,831	12,083
Real estate and commercial lending	18,274	399	399
Corporate and other	23,639	(465)	(23,615)

Consolidated	$3,976,503	$ 926,495	$180,843


Premium Results

Direct premiums written and earned for the three months ended June 30 follow:

Direct Premiums Written:	2007	2006	$ Change	% Change

Massachusetts:
Personal automobile	$323,356	$344,891	$(21,535)	(6.2)%
Commercial automobile	24,659	29,166	(4,507)	(15.5)
Homeowners	42,251	37,312	4,939	13.2
Other lines	10,176	10,528	(352)	(3.3)

Massachusetts direct premiums written	400,442	421,897	(21,455)	(5.1)

Other than Massachusetts:
Personal automobile	53,554	40,054	13,500	33.7
Commercial automobile	2,243	2,090	153	7.3
Homeowners	13,045	12,175	870	7.1
Other lines	459	419	40	9.5

Other than Massachusetts direct premiums written	69,301	54,738	14,563	26.6

Total direct premiums written	$469,743	$476,635	$ (6,892)	(1.4)

Direct Earned Premiums:	2007	2006	$ Change	% Change

Massachusetts:
Personal automobile	$335,276	$332,953	$ 2,323	0.7%
Commercial automobile	24,134	24,575	(441)	(1.8)
Homeowners	37,217	34,473	2,744	8.0
Other lines	9,449	9,575	(126)	(1.3)

Massachusetts direct earned premiums	406,076	401,576	4,500	1.1

Other than Massachusetts:
Personal automobile	54,045	41,354	12,691	30.7
Commercial automobile	2,305	2,325	(20)	(0.9)
Homeowners	11,114	10,273	841	8.2
Other lines	427	373	54	14.5

Other than Massachusetts direct earned premiums	67,891	54,325	13,566	25.0

Total direct earned premiums	$473,967	$455,901	$18,066	4.0

Direct premiums written and earned for the six months ended June 30 follow:

Direct Premiums Written:	2007	2006	$ Change	% Change

Massachusetts:
Personal automobile	$707,874	$714,830	$ (6,956)	(1.0)%
Commercial automobile	51,670	56,740	(5,070)	(8.9)
Homeowners	73,579	65,337	8,242	12.6
Other lines	19,108	19,060	48	0.3

Massachusetts direct premiums written	852,231	855,967	(3,736)	(0.4)

Other than Massachusetts:
Personal automobile	101,093	83,937	17,156	20.4
Commercial automobile	4,433	4,464	(31)	(0.7)
Homeowners	22,594	20,659	1,935	9.4
Other lines	879	773	106	13.7

Other than Massachusetts direct premiums written	128,999	109,833	19,166	17.5

Total direct premiums written	$981,230	$965,800	$15,430	1.6


Direct Earned Premiums:	2007	2006	$ Change	% Change

Massachusetts:
Personal automobile	$671,940	$668,730	$ 3,210	0.5
Commercial automobile	49,162	48,537	625	1.3
Homeowners	73,805	68,771	5,034	7.3
Other lines	19,028	19,174	(146)	(0.8)

Massachusetts direct earned premiums	813,935	805,212	8,723	1.1

Other than Massachusetts:
Personal automobile	97,597	82,971	14,626	17.6
Commercial automobile	4,388	4,773	(385)	(8.1)
Homeowners	21,798	20,310	1,488	7.3
Other lines	839	742	97	13.1

Other than Massachusetts direct earned premiums	124,622	108,796	15,826	14.5

Total direct earned premiums	$938,557	$914,008	$24,549	2.7

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

      In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). The Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but applies under other financial pronouncements that permit or require fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and early application is encouraged. We do not expect the adoption of this Statement to have a material impact on our results of operations or financial position.

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


11. Income Taxes

      The Company adopted the provisions of FIN 48 on January 1, 2007. As a result, we now apply a more-likely-than-not recognition threshold for all tax uncertainties. There was no cumulative effect of the change in accounting position as of the date of adoption.

      The total amount of unrecognized tax benefits as of the date of adoption was $821. Of this, only $130 represents positions that, if recognized, would affect the effective tax rate. The total amount of unrecognized tax benefits is not expected to significantly increase or decrease within 12 months.

      We recognize penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of the date of adoption, we had $34 of accrued interest related to unrecognized tax benefits. There has been no material change in this amount during the six months ended June 30, 2007.

      The Commerce Group, Inc. and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Due to the expiration of applicable statutes of limitations, we are not subject to U.S. federal, state or local income tax examinations in any major taxing jurisdiction for years prior to 2003. There are no examinations currently pending or in process.

12. Equity

Treasury stock purchases for the three and six months ended June 30 are as follows:

	2007		2006

	Shares	Cost	Shares	Cost

Three months	1,823,373	$ 60,846	-	-
Six months	3,164,079	$100,444	-	-


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise stated, "we," "our," "us" or "the Company" means The Commerce Group, Inc. and its subsidiaries. "Commerce" refers to The Commerce Insurance Company, "Commerce West" refers to Commerce West Insurance Company, "American Commerce" or "ACIC" refers to American Commerce Insurance Company, "Citation" refers to Citation Insurance Company and "State-Wide" refers to State-Wide Insurance Company. In addition, unless otherwise stated, all references to "quarters ended" are for our fiscal quarter beginning April 1 and ending June 30, and dollar amounts are in thousands, except per share data and as otherwise noted.

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

Business Overview

      We provide personal and commercial property and casualty insurance primarily in Massachusetts and, to a lesser extent, in other states. Our core product lines are personal automobile, homeowners and commercial automobile. We market our products through our network of independent agents in all states except California, where we use agents and brokers. Our primary business strategy is to focus on the personal automobile insurance market in Massachusetts and to grow and diversify by increasing the proportion of our business written in other states in which we currently have a significant presence, primarily from Commerce West and American Commerce, and by expanding into the New York and New Jersey personal lines markets through State-Wide.

      We manage our business in four reportable segments: property and casualty insurance - Massachusetts; property and casualty insurance - other than Massachusetts; real estate and commercial lending; and, corporate and other.

      Effective March 2007, A.M. Best reaffirmed our and our insurance subsidiaries' A+ (Superior) rating. This is the second highest financial strength rating given by A.M. Best, a well-known rating agency for the insurance industry.

      In August 2007, we extended our contract with the third party service vendor, CGI Technologies and Solutions, Inc., through December 31, 2011. CGI Technologies provide Massachusetts policy, billing and processing services to us.

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

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of June 30, 2007, we were not aware of any current CAR member company which failed to meet its obligations.

Massachusetts Personal Automobile Regulatory Reform

      On July 16, 2007, the Massachusetts Division of Insurance issued its Opinion, Findings and Decision on the Operation of Competition in Private Passenger Motor Vehicle Insurance in 2008, in which it determined that the Commissioner cannot fix-and-establish rates for 2008. Accordingly, effective April 1, 2008, each insurer will be permitted to file and use its own rates subject to disapproval by the Commissioner. Also on July 16, 2007, the Division issued a decision approving rules which institute an assigned risk plan, the Massachusetts Automobile Insurance Plan (MAIP), to provide private passenger automobile insurance for those individuals unable to obtain insurance voluntarily, in place of Commonwealth Automobile Reinsurers (CAR). The MAIP will assign these individuals directly to an insurance company. Beginning on April 1, 2008, renewal business with ten or more safe driver insurance plan (SDIP) points


on their driving record, along with new business previously net insured in Massachusetts for the last twelve months, will be eligible for the MAIP. Based on this criterion, we estimate that approximately 5% of the market will be eligible to be placed in the MAIP during the first year. All business will be eligible for the MAIP beginning on April 1, 2009 however, insurers may not non-renew risks that have had no SDIP points for the most recent three year period (clean-in-three risks), with certain exceptions, until March 31, 2011.

      In announcing the Division's decisions on July 16, 2007, the Commissioner stated that the effect of these two decisions will be to introduce "managed competition" to the Massachusetts private passenger automobile insurance market. The Commissioner has not yet defined "managed competition" but stated in her announcement that she would soon provide a regulatory framework to provide "guidance to insurance companies and assurance to consumers." On July 23, 2007, the Commissioner issued a letter asking for ideas and comments by August 1, 2007, on how rate competition should be introduced in 2008. The Commissioner announced that the Division expects to issue draft regulations in August 2007 and to hold a public hearing on those draft regulations in September 2007.

      We are unable to predict what "managed competition" regulatory framework the Division will institute or determine the effect of this new system or the MAIP on our financial condition or results of operations.

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


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


Results of Operations for the Periods Ended June 30, 2007 and 2006

Consolidated Results

Our key operating measures for the three and six months ended June 30 follow:

	Three Months		Six Months

	2007	2006	2007	2006

Diluted earnings per share (EPS)	$0.63	$0.86	$1.74	$1.85
Return on equity, annualized	11.0%	17.2%	15.4%	19.2%
Direct premiums written	$469,743	$476,635	$981,230	$965,800
Direct earned premiums	473,967	455,901	938,557	914,008
Net investment income	39,608	36,119	79,452	69,648

Loss and LAE ratio	67.5%	57.5%	66.7%	60.1%
Underwriting expense ratio	30.1%	30.2%	28.5%	27.0%

Combined ratio	97.6%	87.7%	95.2%	87.1%

      The decrease in the year-to-date diluted earnings per share is primarily due to an increased combined ratio, partially offset by increases in net investment income and net realized investment gains. Our annualized return on equity decreased for the current year-to-date period over the same period in the prior year primarily due to a lower level of net earnings combined with a higher level of equity. For the first half of 2007, net realized investment gains totaled $32,111, while for the same period in 2006, a net loss of $165 was realized. Included in the reported diluted EPS are $0.31 of net investment gains for the six months ended June 30, 2007 while for 2006, net investment losses had no reportable impact on EPS. Diluted EPS also benefited in 2007 from an increase in net investment income of $9,804, or 14.1%, for the first six months of 2007 over the comparable 2006 period.

The increase in our loss and LAE ratio for the six month period is primarily due to:

*

Additional reserves of $10,300 were provided at State-Wide. We acquired State-Wide on April 2, 2007 and our review of their loss reserve position indicated that additional reserves were necessary, primarily in personal injury protection claims.

*	Decreased earned premium per earned exposure. The decrease was 2.9% in Massachusetts, due to state-mandated rate decreases, and 4.4% outside of Massachusetts, as a result of increased competiton.

*	Higher loss development occurred in the other-than-Massachusetts segment for the 2006 accident year coupled with higher 2007 accident year loss results, primarily in the homeowners line of business.

*	Increased automobile bodily injury claim severity, partially offset by slightly lower claims frequency.

Changes for the three months ended June 30, 2007 from the same period a year earlier resulted from the same factors as disclosed for the year-to-date period.


The change in reserves for unpaid losses and LAE, net of reinsurance deductions from all reinsurers, including CAR, for the six months ended June 30 follow:

	2007	2006

Incurred losses and LAE:
Provision for insured events of the current year	$ 646,680	$571,671
Decrease in provision for insured events of prior years	(43,206)	(65,270)

Total incurred losses and LAE	$ 603,474	$506,401

Payments:
Losses and LAE attributable to insured events of the current year	(321,171)	(274,468)
Losses and LAE attributable to insured events of prior years	(273,700)	(253,933)

Total payments	(594,871)	(528,401)

Change in loss and LAE reserves during the year	8,603	(22,000)
Loss and LAE reserves from acquisition	43,559	-
Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, beginning of year	850,775	834,699

Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, end of period	902,937	812,699
Ceded reinsurance recoverable	111,967	141,542

Loss and LAE reserves	$1,014,904	$ 954,241

      As a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased $43,206 for the six months ended June 30, 2007. This favorable development, also called redundancy, is due primarily to lower than anticipated losses related to the personal automobile liability and the automobile physical damage lines of business. Conditions and trends that have affected development in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based upon these developments. The amounts we will ultimately incur from loss and loss adjustment expenses could differ materially in the near term from the amounts recorded.

      Approximately $38,148 in personal automobile liability redundancies developed for the six months ended June 30, 2007, with approximately 95% of this amount coming from the 2006, 2005 and 2004 accident years. Personal automobile liability redundancies relating to CAR comprised 16% of total personal automobile liability redundancies. Automobile physical damage had approximately $860 in net redundancies. Automobile physical damage on voluntary business had $6,546 in redundancies, partially offset by $5,686 in deficiencies on automobile physical damage relating to CAR. Commercial automobiles had $4,725 in redundancies, with approximately 75% of this amount coming from the 2006 and 2005 accident years. For the six months ended June 30, 2007, we experienced various redundancies and deficiencies for the other lines of business and accident years that combined for the remaining $527 net deficiency.

      For the six months ended June 30, 2006, the provision for loss and LAE decreased $65,270 as a result of changes in estimates of insured events in prior years. Approximately $49,514 in personal automobile liability redundancies developed for the six months ended June 30, 2006, with approximately 97% of this amount coming from the 2005, 2004 and 2003 accident years. Automobile physical damage had approximately $11,769 in redundancies chiefly related to the 2005 accident year. Redundancies relating to CAR were approximately 38% of the total redundancies relating to prior years. For the six months ended June 30, 2006, we experienced various redundancies and deficiencies for the other lines of business and accident years that combined for the remaining $3,987 net redundancy.

      The primary reason for the increase in our underwriting expense ratio was a reduction in ceded reinsurance commissions, which serve to reduce underwriting expenses. This reduction resulted from the termination of our other-than-automobile quota share agreement effective June 30, 2006. This was partially offset by an overall decline in agents' profit sharing expense, due to the increase in the loss ratio in the current year.

      Also impacting both the underwriting and loss ratios, especially in the second quarter, were higher expenses related to ACIC agent stock options, primarily as a result of the increase in our stock price at June 30, 2007 compared to March 31, 2007. Expense related to this item totaled $9,621 and $2,912 for the six months and $12,084 and $5,888 for the three months ended June 30, 2007 and 2006, respectively.


Segment Results

      We evaluate our performance and allocate resources based primarily on our property and casualty insurance segments, which represent nearly all of our total revenues. Detailed segment information for the three and six months ended June 30, 2007 and 2006 can be seen in Note 9 of Notes to Unaudited Consolidated Financial Statements.

Massachusetts Segment

      Revenues for the six months ended June 30, 2007 increased from the same period a year ago. The six month increase in revenues of $66,046 resulted primarily from increases in earned premiums, investment income and realized investment gains. See Massachusetts segment premium results section below for further discussion.

      Earnings for the six months ended June 30, 2007 declined over the same period a year ago. This decrease was primarily the result of higher loss experience and policy acquisition costs, partially offset by higher revenues as discussed above. The combined ratio for Massachusetts business increased to 84.3% for 2007 from 80.9% a year earlier, primarily due to the increased automobile bodily injury claim severity.

Other than Massachusetts Segment

      Revenues for the six months ended June 30, 2007 increased from the same period a year ago. This increase primarily resulted from increased earned premiums, net investment income and realized investment gains. The largest single contributor to the increased earned premium was the acquisition of State-Wide, which added $9,144 in earned premiums during the second quarter.

      Earnings for the six months ended June 30, 2007 decreased over the same period a year ago. This decrease was due to higher policy acquisition costs and loss experience, partially offset by higher revenues as discussed above. The combined ratio for other-than-Massachusetts business increased to 114.9% for 2007 from 93.4% a year earlier. The increased loss ratio resulted from additional reserves of $10,300 at State-Wide, higher loss development for the 2006 accident year and higher 2007 accident year results, primarily in homeowners business.

Premium Results

Direct premiums written and earned for the three and six months ended June 30, 2007 and 2006 can be seen in Note 9 of Notes to the Unaudited Consolidated Financial Statements.

Massachusetts Segment

      For the first six months of 2007, direct premiums written decreased $3,736, or 0.4%, over the comparable period of 2006, while direct premiums earned increased $8,723, or 1.1%, over the same period. The decrease in direct premiums written resulted primarily from a decrease in premiums written for personal automobile during the second quarter. This resulted from the state-mandated decrease in personal automobile premium rates effective April 1, 2007.

      The decrease of $6,956 in year-to-date direct premiums written for personal automobiles resulted from a decrease of 2.9% in the average written premium per exposure, partially offset by a 2.2% increase in written exposures. The 2007 Commissioner-approved rate decrease of 11.7% in the state mandated average personal automobile rate took effect April 1, 2007. This is reflected in the 8.9% decline in average written premium per exposure during the current year's second quarter. We expect this to result in a 6.4% decline in direct premiums written per written exposure for us by the end of 2007.

      Direct premiums written for homeowners increased for the first half of 2007 over the same period a year earlier by $8,242, or 12.6%. This increase is due to a 7.2% increase in average premium per policy combined with a 4.5% increase in the number of written policies.

      Commercial automobile direct written premiums declined $5,070, or 8.9%, during the first half of 2007 as compared to the same period in the prior year. This resulted primarily from an 8.8% decline in average premium per exposure as the number of policies remained constant. This decrease mainly occurred in the second quarter as average premium per exposure declined 14.9%. The decrease occurred as a result of a hardening of the market for larger commercial accounts, some of which we lost and were replaced by smaller accounts.


      Assumed premiums from CAR were $57,955 and $45,732 for the six months ended June 30, 2007 and 2006, respectively. The increase resulted from higher industry-wide cessions to CAR coupled with an increase in our participation percentage.

Other than Massachusetts Segment

      For the first half of 2007, direct premiums written increased $19,166, or 17.5% over the comparable period of 2006, while direct earned premiums increased $15,826, or 14.5%. The increase in direct premiums written resulted primarily from increases in premiums written for personal automobile and homeowners policies. The increase in personal automobile written premiums was $17,156, or 20.4%. The largest single contributor was $9,154 of written premium and $9,144 of earned premium from State-Wide, which was acquired April 2, 2007. At American Commerce, the increases for all lines resulted principally from increases in Oklahoma (18.9% increase over the prior year), Oregon (17.5%), Rhode Island (11.2%) and Washington (9.3%) principally due to increases in policies in force, partially offset by slightly lower average premium per policy. Commerce West increased direct written premium by $3,423, or 12.4%.

Net Investment Income

Key measures of net investment income for the quarter ended June 30 follow:

	2007	2006	Change

Average month-end investments (at cost)	$3,009,038	$2,815,450	$193,588
Net investment income, before federal tax	39,608	36,119	3,489
Net investment income, after federal tax	30,081	27,453	2,628
Net investment income as an annualized percentage of average
net investments (at cost), before federal tax	5.3%	5.1%	0.2%
Net investment income as an annualized percentage of average
net investments (at cost), after federal tax	4.0%	3.9%	0.1%

Key measures of net investment income for the six months ended June 30 follow:

	2007	2006	Change

Average month-end investments (at cost)	$3,023,942	$2,814,804	$209,138
Net investment income, before federal tax	79,452	69,648	9,804
Net investment income, after federal tax	59,977	52,955	7,022
Net investment income as an annualized percentage of average
net investments (at cost), before federal tax	5.3%	5.0%	0.3%
Net investment income as an annualized percentage of average
net investments (at cost), after federal tax	4.0%	3.8%	0.2%

      The increase in our net investment income was due to increased average invested assets, coupled with an increased return on those invested assets. The yield increased 30 basis points to 5.3% for the first six months of 2007. Much of this increase was due to higher credit spreads available in the investment grade corporate markets versus the same period in 2006. The increase in invested assets is primarily attributable to cash generated from operating activities. The duration of our fixed maturity portfolio at June 30, 2007 and 2006 was 5.6 years and 5.1 years, respectively.


Realized Investment Gains and Losses

Net realized investment gains (losses) for the quarter ended June 30 follow:

	2007	2006

Transaction net gains (losses):
Fixed maturity securities	$ 1,798	$(3,957)
Equity securities	2,791	(2,473)
Venture capital funds	1,164	1,447
Other investments	(4)	13

Total transaction net gains (losses)	5,749	(4,970)

Other-than-temporary impairment losses:
Fixed maturity securities	(1,815)	-
Equity securities	(1,951)	-

Total other-than-temporary impairment losses	(3,766)	-
Equity in earnings (losses) of closed-end preferred stock mutual funds	(4,843)	(1,567)
Other:
Sale of agency assets	1,349	-
Sale of minority interest in CWIC	1,510	-

Net realized investment gains (losses)	$ (1)	$(6,537)

Net realized investment gains (losses) for the six months ended June 30 follow:

	2007	2006

Transaction net gains (losses):
Fixed maturity securities	$16,655	$ 1,116
Equity securities	16,498	(661)
Venture capital funds	2,223	1,431
Other investments	(4)	16

Total transaction net gains (losses)	35,372	1,902

Other-than-temporary impairment losses:
Fixed maturity securities	(2,015)	(1,103)
Equity securities	(1,951)	-

Total other-than-temporary impairment losses	(3,966)	(1,103)
Equity in earnings (losses) of closed-end preferred stockmutual funds	(2,390)	(964)
Other:
Sale of agency assets	1,585	-
Sale of minority interest in CWIC	1,510	-

Net realized investment gains (losses)	$32,111	$(165)

      The large increase in realized capital gains were realized mainly in the first quarter and were principally due to significant price appreciation in a number of our transportation asset backed bonds and some of our long duration municipal bond holdings as well as large relative gains in several of our common stock holdings. Given our outlook for markets in general and the overall percentage gains of the sold instruments, we felt it was an appropriate time to realize these gains. During the second quarter, market conditions did not allow us to realize significant gains. Instead, we were concentrating on maximizing after tax book income.

      We have no exposure to collateralized debt obligations, collateralized bond obligations or collateralized loan obligations, invest in no credit derivatives and have no significant exposure to sub-prime real estate securities.


Financial Condition

      Our stockholders' equity per share increased 0.2% from $22.53 per share at December 31, 2006 to $22.57 per share at June 30, 2007, after dividends paid of $0.60 per share. During the first six months of 2007, we repurchased 3,164,079 shares of our common stock at a cost of $100,444. The dividend payments, stock repurchases and $49,275 of unrealized losses on investment securities, partially offset by net income, resulted in a decline in total equity to $1.44 billion at June 30, 2007 from $1.50 billion at December 31, 2006. Since December 31, 2006, the ratio of our total liabilities to stockholders' equity increased from 173% to 181% at June 30, 2007, primarily due to the combination of the decrease in equity plus increases in unearned premiums and loss and LAE reserves due primarily to the acquisition of State-Wide.

Liabilities for unpaid losses and loss adjustment expenses at June 30, 2007 and December 31, 2006 follow:

	June 30, 2007	December 31, 2006

Net voluntary unpaid losses and LAE	$ 899,323	$837,470
Voluntary salvage and subrogation recoverable	(100,940)	(96,954)
Assumed unpaid losses and LAE reserves from CAR	125,098	130,803
Assumed salvage and subrogation recoverable from CAR	(20,544)	(20,544)

Total voluntary and assumed unpaid losses and LAE reserves	902,937	850,775
Adjustment for ceded unpaid losses and LAE reserves	120,967	130,174
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid losses and LAE	$1,014,904	$971,949

      Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. Our twelve-month rolling net premiums written to statutory surplus ratio was 1.17 to 1.00 for the period ended June 30, 2007 and 1.07 to 1.00 for the period ended June 30, 2006.

Liquidity and Capital Resources

      Liquidity management allows us to meet our cash needs at a reasonable cost under various operating environments. Liquidity is actively managed and reviewed in order to maintain stable, cost-effective funding to meet our operating needs. Liquidity comes from a variety of sources such as cash flow from operating activities and borrowing capacity. Management believes its current liquidity exceeds its operational requirements as of June 30, 2007.

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

      We have additional liquidity capacity through our Federal Home Loan Bank (FHLB) membership and our investment portfolio. Commerce, as a member of FHLB of Boston, is able to borrow from the FHLB on a fully secured basis. Our borrowing capacity is based primarily upon the composition and market value of Commerce's investment portfolio. At June 30, 2007, we estimate Commerce's borrowing capacity at approximately $415,000. Since becoming a member in 2005, Commerce has not borrowed from FHLB of Boston.

      During the second quarter of 2007, we paid approximately $114,000 for profit sharing to Massachusetts agents, which we had accrued at December 31, 2006. In addition, we paid $100,444 for the repurchase of Treasury stock and $57,685 in income and premium taxes. These amounts were funded through cash, short-term investments and cash flow from our investment portfolio and normal operating activities. This activity contributed to the decrease in the investment portfolio during the current quarter, which was partially offset by the investment portfolio addition from the State-Wide purchase.

      During the third quarter of 2007, we expect to continue our Treasury stock repurchase program. During the month of July 2007, we purchased an additional 1,180,545 shares at a cost of $37,696, or $31.93 per share.


Investment Strategy and Interest Rate Risk

      The primary focus of our investment objectives continues to be maximizing after-tax investment income through investing primarily in high-quality diversified fixed income investments structured to maximize after-tax investment income while minimizing risk. We generally invest in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. When the appropriate opportunity arises, we may sell investment securities to increase after-tax total return. We held no derivatives, emerging market securities or hedge funds at June 30, 2007 and December 31, 2006.

Interest Rate Sensitivity

      Our investments include positions in fixed maturity, equity, short-term and cash equivalents markets. Therefore, we are exposed to the impacts of interest rate changes in the market value of investments. We estimated our exposure to interest rate changes and equity price risk at June 30, 2007 using sensitivity analysis. The interest rate impact is the effect of a hypothetical interest rate change of plus-or-minus 100 and 200 basis points on the market value of fixed maturities and preferred stocks.

      Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio. The following table summarizes our interest rate risk, based on the results of the sensitivity analysis at June 30, 2007.

Hypothetical Change in Interest Rates	Estimated Market Value of Fixed Income and Preferred Stock Investments	Estimated Increase (Decrease) in Market Value	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity(1)

200 basis point increase	$2,145,149	$(376,295)	(16.9)%
100 basis point increase	2,334,481	(186,963)	(8.4)%
No change	2,521,444	-	-
100 basis point decrease	2,675,620	154,176	6.9%
200 basis point decrease	2,812,925	291,481	13.1%

___________________
(1)	Net of income taxes at an assumed rate of 35%.

      The duration of a security is the time-weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates. The duration reflects industry prepayment assumptions. The analytic systems we used to calculate the above utilize optional call dates, sinking fund requirements and assume a non-static prepayment pattern in deriving market value estimates and duration averages. As of June 30, 2007, December 31, 2006 and June 30, 2006, our weighted average duration was 5.6 years, 5.4 years and 5.1 years, respectively. Our fixed income portfolio's weighted average duration includes all fixed maturities and preferred stocks. Our percentage of adjustable rate investments amounted to 17.1% of total fixed maturity investments at June 30, 2007 as compared to 28.3% a year earlier.

Equity Price Risk

We estimated that our exposure to equity price risk at June 30, 2007 has not changed materially from that at December 31, 2006.

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


reference to the factors discussed throughout this quarterly report and in our recently filed annual report on Form 10-K and in other documents filed with the SEC. Among the key factors that could cause actual results to differ materially from forward-looking statements are:

*	the possibility of severe weather, terrorism and other adverse catastrophic experiences;

*	adverse trends in claim severity or frequency and uncertainties in estimating property and casualty losses;

*	adverse state and federal regulations and legislation;

*	adverse judicial decisions;

*	adverse changes to the laws, regulations and rules governing the residual market system in Massachusetts;

*	premium rate making decisions for private passenger automobile policies in Massachusetts;

*	the implementation of managed competition and an Assigned Risk Plan in Massachusetts;

*	heightened competition, especially in Massachusetts if large national competitors enter the state in response to the proposed managed competition regulations;

*	potential rate filings;

*	our concentration of business within Massachusetts and within the personal automobile line of business;

*	market disruption in Massachusetts, if competitors exit the market or become insolvent;

*	fluctuations in interest rates and the performance of the financial markets in relation to the composition of our investment portfolio;

*	the cost and availability of reinsurance;

*	our ability to collect on reinsurance and the solvency of our reinsurers;

*	the effectiveness of our reinsurance strategies;

*	telecommunication and information system problems, including failures to implement information technology projects timely and within budget;

*	our ability to maintain favorable ratings from rating agencies, including A.M. Best, Fitch, Moody's and S&P;

*	our ability to attract and retain independent agents;

*	our ability to retain our affinity relationships with AAA clubs;

*	our dependence on a key third party service vendor for our automobile business in Massachusetts;

*	our dependence on our executive officers; and

*	the economic, market or regulatory conditions and risks associated with entry into new markets and diversification.

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


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


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

Commerce Bancorp, Inc., et al.

      On February 2, 2007, the Court denied Commerce Bancorp, Inc.'s motion to dismiss the complaint for lack of personal jurisdiction. Commerce Bancorp, Inc. thereafter answered the complaint on February 26, 2007, and in its answer asserted counterclaims against Commerce, CGI, Commerce Holdings, Inc., ACIC and Commerce West alleging trademark infringement outside of Massachusetts. Specifically, the counterclaims consist of three counts: Count I alleges federal service mark infringement; Count II alleges a violation of [SECTION] 43(a) of the Lanham Act; and Count III seeks a declaratory judgment under 28 U.S.C. [SECTION] 2201, et seq. On March 19, 2007, we moved to dismiss, or in the alternative sever, the counterclaims. On April 2, 2007, the defendants filed a motion for summary judgment, which we opposed on April 16, 2007.

      On June 12, 2007, the Court granted our motion to dismiss Commerce Bancorp's counterclaims against Commerce, CGI, Commerce Holdings, Inc., ACIC and Commerce West which alleged trademark infringement outside of Massachusetts. The dismissal was without prejudice to the defendants filing its claim in a separate action. On June 11, 2007, the Court denied the defendants' motion for summary judgment.

      On August 7, 2007, the Company entered into a Settlement Agreement and Mutual Release (the "Agreement") with the defendants to resolve the lawsuit in Federal Court and the related proceedings in the U.S. Patent and Trademark Office. As part of the Agreement, the defendants agreed not to use, advertise, promote, or display any name or mark containing the name or mark "Commerce" in Massachusetts for insurance-related services. The defendants further agreed that any name or mark used by them in Massachusetts for insurance-related services shall use only the letter designations CBIS or CIS and also include their logo. In addition, the defendants agreed that in the states of Maine, New Hampshire, Vermont, and Rhode Island, the defendants will use the names and marks "CBIS/Commerce" or "CIS/Commerce," and will not use the name or mark "Commerce Insurance" or "Commerce" as a stand alone name or mark. The Agreement also specifies that neither the defendants nor the Company will contest or object to the respective use of the parties' current names and marks as used in the state of Connecticut.

      Under the terms of the Agreement, the Company agreed not to do business under the name or mark "The Commerce Insurance Company" in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Florida, Washington D.C., Virginia, and Nevada. The Agreement, however, expressly allows The Commerce Insurance Company to be licensed in any of those states as a reinsurer to meet its obligations under intercompany pooling arrangements. In addition, the Agreement specifies that the Company shall be permitted to use the names and marks "Commerce West Insurance," "American Commerce Insurance," and formatives of those names and marks, anywhere in the United States, and "Commerce Insurance" and formatives of that name and mark except as stated above.

      As part of the settlement, the parties also agreed that upon mutually agreeable terms to be negotiated by the parties, Commerce Banc Insurance Services will include The Commerce Insurance Company among its underwriters in Massachusetts and an appropriate subsidiary of the Company in New Jersey for purposes of underwriting personal lines and small commercial business. The parties further agreed to consider similar arrangements in other states in the future.


In addition, the defendants agreed to include on their website appropriate disclaimer language to reflect the permitted use of the names or marks in the respective states as provided in the Agreement.

In addition, we are subject to the following legal proceedings.

CSAA

      On April 25, 2007, California State Automobile Inter-Insurance Bureau (CSAA) filed a lawsuit in the Superior Court of California, County of Alameda, against Commerce West, American Commerce, and CGI. In that lawsuit, styled California State Automobile Association Inter-Insurance Bureau v. The Commerce Insurance Group, Inc. et al., CSAA alleges that, through the hiring of several CSAA employees, the defendants misappropriated CSAA's trade secrets or proprietary information, intentionally interfered with a confidentiality agreement between CSAA and one of those employees, engaged in unfair business practices and unfair competition, and has been and will be unjustly enriched. CSAA cites in support of its allegations the Company's hiring of Lawrence R. Pentis, and the Company's subsequent hiring of three other former CSAA employees. Mr. Pentis is a Commerce Group Executive Vice President and the Chief Operating Officer and Executive Vice President of American Commerce and Commerce West.

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

      On May 29, 2007, we filed a motion to dismiss five of the six causes of action alleged in the complaint filed by CSAA against Commerce West, American Commerce and CGI. The Court granted our motion on June 25, 2007, but granted CSAA leave to amend the complaint. On July 25, 2007, CSAA filed a First Amended Complaint in which it repeats its claims alleged in the original complaint, and adds two counts alleging conversion and civil conspiracy. The First Amended Complaint seeks injunctive relief, including prohibiting the defendants from using CSAA's trade secret or proprietary information or from soliciting CSAA's employees, and money damages in an unspecified amount. The Company has not responded to the First Amended Complaint but intends to continue its vigorous defense against CSAA's allegations.

Item 1A. Risk Factors

There has been no material change regarding risk factors from those set forth in our annual report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 18, 2007, our Board of Directors authorized an increase in the stock buy-back program to allow for the purchase of up to 5,000,000 shares of our common stock from that date.

Period	Total Number of Shares Purchased	Average Cost per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs

April 1-30, 2007	281,960	$30.05	281,960	2,561,777
May 1-31, 2007	610,491	33.51	610,491	4,883,019
June 1-30, 2007	930,922	34.28	930,922	3,952,097

Total	1,823,373	$33.37	1,823,373

Item 3. Defaults upon Senior Securities

None.


Item 4. Submission of Matters to a Vote of Security Holders

      On May 18, 2007, at our Annual Meeting of Stockholders, the number of directors was fixed at 15, the slate of directors presented in the Proxy Statement was approved, and PricewaterhouseCoopers LLP (PwC) was ratified as our independent registered public accounting firm for 2007. The votes as tabulated by Computershare Trust Company follow:

	Total Votes for Each Director	Total Votes Withheld from Each Director

Randall V. Becker	56,430,131	3,061,859
Joseph A. Borski, Jr.	58,777,858	714,132
Eric G. Butler	58,488,455	1,003,535
Gerald Fels	58,280,556	1,211,434
David R. Grenon	58,764,449	727,541
Robert W. Harris	58,763,063	728,927
John J. Kunkel	58,740,496	751,494
Raymond J. Lauring	57,565,579	1,926,411
Normand R. Marois	58,760,962	731,028
Suryakant M. Patel	58,683,307	808,683
Arthur J. Remillard, Jr.	56,441,385	3,050,605
Arthur J. Remillard, III	57,516,728	1,975,262
Regan P. Remillard	56,806,773	2,685,217
Gurbachan Singh	58,673,450	818,540
John W. Spillane	47,761,789	11,730,201

Subsequent to our Annual Meeting, John J. Kunkel, a director since 1972, passed away. As of the date of this report, no replacement has been named.

Results of vote ratifying PwC as independent registered public accounting firm is as follows:

For	59,008,338
Against	328,749
Abstain	154,903

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

10.43	Property Catastrophe Excess of Loss Reinsurance Contracts effective July 1, 2007

10.46	Addendum I to Massachusetts Insurance Processing Service Agreement(1)

31.1	CEO Certification Statements under Section 302 of The Sarbanes-Oxley Act of 2002

31.2	CFO Certification Statements under Section 302 of The Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification Statements under Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMERCE GROUP, INC.

/s/ Randall V. Becker

Randall V. Becker
Senior Vice President and Chief Financial Officer

Dated: August 9, 2007
