Form 10-Q
period 2007-09-30
COMMERCE GROUP INC /MA
filed 2007-11-09
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

As of October 31, 2007, the number of shares outstanding of the Registrant's common stock (excluding Treasury Shares) was 60,126,578.


The Commerce Group, Inc.

Table of Contents


Part I - Financial Information

Item 1. Financial Statements

The Commerce Group, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006

	2007	2006

ASSETS
(Thousands of dollars, except per share data)	(Unaudited)

Investments and cash (Note 4):
Fixed maturities, at market (amortized cost: $1,923,163 and $1,961,080)	$1,906,047	$1,993,106
Preferred stocks, at market (amortized cost: $584,362 and $597,366)	544,580	606,222
Common stocks, at market (cost: $36,038 and $97,776)	36,176	109,752
Preferred stock mutual funds, at equity (cost: $147,473 and $120,990)	165,190	141,654
Mortgage loans on real estate and collateral notes receivable (less allowance
for possible loan losses of $61 and $58)	19,520	19,417
Cash and cash equivalents	114,789	141,367
Short-term investments	2,500	13,414
Other investments (cost: $48,962 and $43,001)	57,778	45,910

Total investments and cash	2,846,580	3,070,842
Accrued investment income	24,010	23,094
Premiums receivable (less allowance for doubtful receivables of
$2,720 and $2,454)	497,940	480,605
Deferred policy acquisition costs	194,488	177,852
Property and equipment, net of accumulated depreciation	70,791	68,383
Residual market receivable	153,531	157,227
Due from reinsurers	58,846	53,679
Deferred income taxes (Note 11)	68,798	31,420
Current income taxes (Note 11)	13,212	7,796
Other assets	51,532	39,971

Total assets	$3,979,728	$4,110,869

Liabilities:
Unpaid losses and loss adjustment expenses (Note 5)	$1,011,865	$ 971,949
Unearned premiums	989,932	935,385
Bonds payable ($300,000 face less discount) (Note 6)	298,740	298,589
Deferred income	8,435	10,913
Accrued agents' profit sharing	181,827	232,440
Other liabilities and accrued expenses	135,064	151,363

Total liabilities	2,625,863	2,600,639

Minority interest	13,987	6,959

Commitments and contingencies (Note 8)	-	-
Stockholders' equity (Note 12):
Preferred stock, authorized 5,000,000 shares at $1.00 par value, none issued	-	-
Common stock, authorized 100,000,000 shares at $.50 par value,
81,831,546 and 81,927,916 shares issued	40,915	40,964
Paid-in capital	142,391	135,033
Net accumulated other comprehensive income (loss), net of income taxes
(benefits) of $(19,728) and $18,455	(36,642)	34,273
Retained earnings	1,652,490	1,539,056

Total stockholders' equity before treasury stock	1,799,154	1,749,326
Treasury stock, 21,704,968 and 15,200,437 shares, at cost	(459,276)	(246,055)

Total stockholders' equity	1,339,878	1,503,271

Total liabilities, minority interest and stockholders' equity	$3,979,728	$4,110,869

The accompanying notes are an integral part of these consolidated financial statements.


The Commerce Group, Inc. and Subsidiaries
Consolidated Statements of Earnings and Comprehensive Income
Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

(Thousands of dollars, except per share data)	Three Months		Nine Months

	2007	2006	2007	2006

Revenues:
Direct premiums written	$466,499	$479,156	$1,447,729	$1,444,956
Assumed premiums	20,666	32,645	78,621	78,377
Ceded premiums	(35,556)	37,776	(125,817)	(94,716)

Net premiums written	451,609	549,577	1,400,533	1,428,617
(Increase) decrease in unearned premiums	6,539	(89,629)	(36,949)	(125,728)

Earned premiums	458,148	459,948	1,363,584	1,302,889
Net investment income	40,310	34,417	119,762	104,065
Premium finance and service fees	8,427	7,282	23,459	21,353
Net realized investment gains (losses) (Note 4)	(3,166)	7,830	28,945	7,665

Total revenues	503,719	509,477	1,535,750	1,435,972

Expenses:
Losses and loss adjustment expenses (Note 5)	281,706	272,511	885,180	778,912
Policy acquisition costs	139,312	151,811	394,997	381,434
Interest expense and amortization of bond fees	4,583	4,584	13,745	13,746

Total expenses	425,601	428,906	1,293,922	1,174,092

Earnings before income taxes and minority interest	78,118	80,571	241,828	261,880
Income taxes (Note 11)	22,170	23,819	69,241	79,088

Earnings before minority interest	55,948	56,752	172,587	182,792
Minority interest in net earnings of subsidiary	(448)	(217)	(1,237)	(683)

Net earnings	$ 55,500	$ 56,535	$ 171,350	$ 182,109

Comprehensive income (Note 2)	$ 33,860	$104,925	$ 100,435	$ 207,768

Net earnings per common share (Note 3):
Basic	$ 0.89	$ 0.83	$ 2.66	$ 2.69

Diluted	$ 0.88	$ 0.83	$ 2.63	$ 2.68

Cash dividends paid per common share	$ 0.30	$ 0.25	$ 0.90	$ 0.725

Weighted average number of common shares
outstanding (Note 3):
Basic	62,108,082	67,754,791	64,489,422	67,675,649

Diluted	62,830,662	68,182,710	65,260,028	68,036,253

The accompanying notes are an integral part of these consolidated financial statements.


The Commerce Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

(Thousands of Dollars)	2007	2006

Operating activities:
Premiums collected	$1,355,449	$1,334,379
Net investment income received	116,208	103,911
Premium finance and service fees received	23,459	21,353
Losses and loss adjustment expenses paid	(871,286)	(758,588)
Policy acquisition costs paid	(452,854)	(380,379)
Federal income taxes	(70,351)	(91,253)
Interest paid	(8,925)	(8,925)

Cash provided by operating activities	91,700	220,498

Investing activities:
Investment sales, repayments and maturities	1,790,547	1,487,622
Mortgage loans and collateral notes receipts	2,957	3,193
Proceeds from sale of agency assets	1,648	-
Proceeds from sale of minority interest in subsidiary	4,867	-
Net cash paid for acquisition	(50,501)	-
Investment purchases	(1,589,200)	(1,616,855)
Mortgage loans and collateral notes originated	(3,063)	(3,853)
Net activity in short-term investments	10,903	-
Property and equipment purchases	(8,077)	(11,975)
Other investing activities	692	1,846

Cash provided (used) by investing activities	160,773	(140,022)

Financing activities:
Dividends paid to stockholders	(57,916)	(49,101)
Treasury stock purchases	(223,366)	-
Capital stock issued	-	130
Capital infusion by minority interest	2,732	-
Outstanding checks payable	(501)	(920)

Cash used by financing activities	(279,051)	(49,891)

(Decrease) increase in cash and cash equivalents	(26,578)	30,585
Cash and cash equivalents at beginning of period	141,367	97,942

Cash and cash equivalents at end of period	$ 114,789	$ 128,527

The accompanying notes are an integral part of these consolidated financial statements.


The Commerce Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006
(Unaudited)
(continued)

	2007	2006

Reconciliation of net earnings to cash from operating activities:
Net earnings	$ 171,350	$ 182,109
Adjustments to reconcile net earnings to cash from operating activities:
Premiums receivable	(8,535)	(36,466)
Deferred policy acquisition costs	(13,058)	(11,617)
Residual market receivable	3,696	25,051
Due from reinsurers	(5,167)	93,768
Unpaid losses and loss adjustment expenses	(3,643)	(32,153)
Unearned premiums	35,542	52,829
Current income taxes	(5,496)	(28,854)
Deferred income taxes	(33,799)	30,488
Deferred income	(2,478)	2,107
Accrued agents' profit sharing	(50,636)	9,992
Other assets, liabilities and accrued expenses	(25,776)	(63,599)
Net realized investment gains	(28,945)	(7,665)
Other - net	58,645	4,508

Cash provided by operating activities	$ 91,700	$ 220,498

Supplemental information:
Purchase transaction:
Fair value of noncash assets acquired	$ 114,171	-
Fair value of liabilities assumed	63,670	-

The accompanying notes are an integral part of these consolidated financial statements.


The Commerce Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1. Organization and Interim Financial Statements

      Unless otherwise stated, "we," "our," "us" or "CGI" means The Commerce Group, Inc. and its subsidiaries. Our consolidated financial statements include the accounts of The Commerce Group, Inc. and its subsidiaries. The Commerce Group, Inc. is a publicly-traded holding company and is engaged in various property-casualty insurance operations. CGI owns Commerce Holdings, Inc., which wholly owns two insurance subsidiaries: Commerce Insurance Company (Commerce) and Citation Insurance Company (Citation), as well as 95% of ACIC Holding Company, Inc. (AHI). AHI is a joint venture with AAA Southern New England, which owns the remaining 5%. AHI wholly owns two insurance subsidiaries: American Commerce Insurance Company (American Commerce or ACIC) and Commerce West Insurance Company (Commerce West or CWIC). In addition, AHI wholly owns the recently acquired holding company, SWICO Enterprises, Ltd., which owns a fifth insurer, State-Wide Insurance Company (State-Wide).

      On April 2, 2007, AHI completed its acquisition of SWICO Enterprises, Ltd. The total cost of the acquisition was $55,776. The results of operations of SWICO and State-Wide are included in the consolidated financial statements only for periods subsequent to the date of acquisition. For the 2006 year, State-Wide reported approximately $38,000 in direct written premiums.

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

      Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2006. Dollar amounts are in thousands, except per share data and as otherwise noted. We have eliminated significant intercompany accounts and transactions in consolidating these financial statements. Also, we have reclassified certain 2006 amounts to conform with 2007 presentations.


2. Comprehensive Income

Our comprehensive income for the three and nine months ended September 30 follows:

	Three Months		Nine Months

	2007	2006	2007	2006

Net earnings	$ 55,500	$ 56,535	$171,350	$182,109

Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses) arising during the period(a)	(18,007)	46,867	(47,823)	20,909
Reclassification adjustment for investment (gains)
losses included in net earnings(b)	(3,633)	1,523	(23,092)	4,750

Other comprehensive income (loss), net of taxes	(21,640)	48,390	(70,915)	25,659

Comprehensive income	$ 33,860	$104,925	$100,435	$207,768

(a)

Unrealized holding gains (losses) are net of income tax expense (benefits) of $(9,696) and $25,236 for the three months ended September 30, 2007 and 2006, respectively, and $(25,751) and $11,259 for the nine months ended September 30, 2007 and 2006, respectively.

(b)

Reclassification adjustments are net of income tax expense (benefit) of $(1,956) and $820 for the three months ended September 30, 2007 and 2006, respectively, and $(12,434) and $2,540 for the nine months ended September 30, 2007 and 2006, respectively.

3. Net Earnings Per Common Share (EPS)

      Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding adjusted by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares we could have purchased from the proceeds of the potentially dilutive shares. Our potentially dilutive instruments include stock options and nonvested restricted stock units. We had 5,079,278 and 4,963,434 stock options outstanding at September 30, 2007 and 2006, respectively. Our outstanding stock options at September 30, 2007 and 2006 included 103,928 and 16,084 of stock options, respectively, that were granted to our directors and officers under our Incentive Compensation Plan; the remainder of the total outstanding stock options consisted of American Commerce agents' options. Additionally, at September 30, 2007, there were 613,369 officer nonvested restricted stock units outstanding. Basic and diluted EPS for the three and nine months ended September 30 follow:

	Three Months		Nine Months

	2007	2006	2007	2006

Net earnings for basic and diluted EPS	$55,500	$56,535	$171,350	$182,109

Common share information:
Average shares outstanding for basic EPS	62,108,082	67,754,791	64,489,422	67,675,649
Dilutive effect of equity awards	722,580	427,919	770,606	360,604

Average shares outstanding for diluted EPS	62,830,662	68,182,710	65,260,028	68,036,253

Basic EPS	$ 0.89	$ 0.83	$ 2.66	$ 2.69

Diluted EPS	$ 0.88	$ 0.83	$ 2.63	$ 2.68

      The diluted EPS calculation excludes stock options and nonvested restricted stock units that are anti-dilutive using the treasury stock method. For the three and nine months ended September 30, 2007, there were 1,800,000 and 1,800,000 anti-dilutive options, while for the same periods in 2006, there were 1,250,000 and 2,200,000 anti-dilutive options, respectively. In addition, there were 119,510 officer nonvested restricted stock units excluded for the three months ended September 30, 2007, as they were anti-dilutive. None were anti-dilutive for the nine month period.


4. Investments

Closed-end Preferred Stock Mutual Funds

Our closed-end preferred stock mutual fund holdings at December 31, 2006 and September 30, 2007 accounted for under the equity method follow:

	Fund	Percentage	Carrying		Quoted
	Shares	of	Value,		Market
	Held	Ownership	at Equity	Cost	Value

December 31, 2006
PDT(1)	6,803,200	45.2%	$ 88,986	$ 74,588	$ 78,033
PGD(1)	2,118,000	25.4%	31,219	26,556	27,830
PPF(1)	1,499,900	20.7%	21,449	19,846	19,754

			$141,654	$120,990	$125,617

September 30, 2007
PDT(1)	13,162,574	29.8%	$165,190	$147,473	$139,392

(1)	John Hancock Patriot Premium Dividend Fund II (PDT), John Hancock Patriot Global Dividend Fund (PGD) and John Hancock Patriot Preferred Dividend Fund (PPF).

      During the second quarter of 2007, three preferred stock mutual funds which we owned (PGD, PPF and John Hancock Patriot Premium Dividend Fund I-PDF) were merged into a fourth fund, which we also owned, PDT. Two of the three merging funds (PGD and PPF) were accounted for under the equity method of accounting. The third fund, PDF, was accounted for under the rules for available for sale portfolios, as our percentage of ownership was below 20%. In the merger, common shareholders of the merging funds received newly-issued shares of PDT. The aggregate net asset value of the new common shares equaled the aggregate net asset value of the common shares held immediately prior to the merger. Upon exchange of shares of PDF, we recognized a gain of $3.4 million.

      A fifth John Hancock fund, John Hancock Patriot Select Dividend Trust (DIV), which we own and account for under the cost method, was merged into PDT effective October 10, 2007. As a result of the DIV merger, we obtained an additional 371,272 shares of PDT and recorded a gain of $633 during the fourth quarter.

Realized Investment Gains and Losses

Net realized investment gains (losses) for the three and nine months ended September 30 follow:

	Three Months		Nine Months

	2007	2006	2007	2006

Transaction net gains (losses):
Fixed maturity securities	$ 1,756	$(2,433)	$18,411	$(1,317)
Equity securities	(1,470)	(410)	15,028	(1,071)
Venture capital funds	(890)	4,812	1,333	6,243
Other investments	1,094	-	1,090	16

Total transaction net gains	490	1,969	35,862	3,871

Other-than-temporary impairment losses:
Fixed maturity securities	(1,795)	-	(3,810)	(1,103)
Equity securities	(1,304)	(1,839)	(3,255)	(1,839)

Total other-than-temporary impairment losses	(3,099)	(1,839)	(7,065)	(2,942)
Equity in earnings (losses) of closed-end preferred
stock mutual funds	(557)	7,700	(2,947)	6,736
Other:
Sale of agency assets	-	-	1,585	-
Sale of minority interest in CWIC	-	-	1,510	-

Net realized investment gains (losses)	$(3,166)	$7,830	$28,945	$ 7,665


Unrealized Investment Gains and Losses

The change in net unrealized gain (loss) on our fixed maturity and equity securities, excluding the impact of minority interest, from December 31, 2006 to September 30, 2007 follows:

	September 30,	December 31,
	2007	2006	Change

Fixed maturity securities	$(17,115)	$32,026	$ (49,141)
Equity securities	(39,643)	20,832	(60,475)

Net unrealized gain (loss)	$(56,758)	$52,858	$(109,616)

Gross unrealized losses on our fixed maturity and equity securities at September 30, 2007 by duration of unrealized loss follow:

		0-6	7-12	13-24	Over 24
	Total	Months	Months	Months	Months

Total fixed maturity and equity securities:
Number of positions with unrealized losses	402	268	74	10	50

Total fair market value	$1,449,878	$ 962,183	$304,453	$40,207	$143,035
Total amortized cost	1,525,902	1,017,193	322,330	41,628	144,751

Unrealized loss	$ (76,024)	$ (55,010)	$ (17,877)	$ (1,421)	$ (1,716)

Unrealized loss percentage to fair
market value	5.2%	5.7%	5.9%	3.5%	1.2%

Fixed maturity securities:
Number of positions with unrealized losses	320	202	58	10	50

Total fair market value	$1,021,620	$ 595,624	$242,754	$40,207	$143,035
Total amortized cost	1,054,662	613,506	254,777	41,628	144,751

Unrealized loss	$ (33,042)	$ (17,882)	$ (12,023)	$ (1,421)	$ (1,716)

Unrealized loss percentage to fair
market value	3.2%	3.0%	5.0%	3.5%	1.2%

Equity securities(1):
Number of positions with unrealized losses	82	66	16	-	-

Total fair market value	$ 428,258	$ 366,559	$ 61,699	-	-
Total cost	471,240	403,687	67,553	-	-

Unrealized loss	$ (42,982)	$ (37,128)	$ (5,854)	-	-

Unrealized loss percentage to fair
market value	10.0%	10.1%	9.5%	-	-

(1)	Equity securities include common and preferred stocks.


Gross unrealized losses on our fixed maturity and equity securities at December 31, 2006 by duration of unrealized loss follow:

		0-6	7-12	13-24	Over 24
	Total	Months	Months	Months	Months

Total fixed maturity and equity securities:
Number of positions with unrealized losses	227	111	20	72	24

Total fair market value	$982,017	$579,355	$96,000	$246,591	$60,071
Total amortized cost	991,994	583,364	97,156	250,050	61,424

Unrealized loss	$ (9,977)	$ (4,009)	$ (1,156)	$ (3,459)	$ (1,353)

Unrealized loss percentage to fair
market value	1.0%	0.7%	1.2%	1.4%	2.3%

Fixed maturity securities:
Number of positions with unrealized losses	192	83	17	68	24

Total fair market value	$816,677	$436,239	$90,393	$229,974	$60,071
Total amortized cost	825,377	439,040	91,511	233,402	61,424

Unrealized loss	$ (8,700)	$ (2,801)	$ (1,118)	$ (3,428)	$ (1,353)

Unrealized loss percentage to fair
market value	1.1%	0.6%	1.2%	1.5%	2.3%

Equity securities(1):
Number of positions with unrealized losses	35	28	3	4	-

Total fair market value	$165,340	$143,116	$ 5,607	$ 16,617	-
Total cost	166,617	144,324	5,645	16,648	-

Unrealized loss	$ (1,277)	$ (1,208)	$ (38)	$ (31)	-

Unrealized loss percentage to fair
market value	0.8%	0.8%	0.7%	0.2%	-

(1)	Equity securities include common and preferred stocks.

      At their respective balance sheet dates, we determined that the impairments of the securities represented in the above gross unrealized loss tables are temporary, based on a review of the credit quality, duration and severity of the unrealized losses for our impaired securities. The portfolio's increase in unrealized losses came in great part from the recent decline in prices in a number of our perpetual preferred stocks and long maturity hybrid bonds. In addition, we saw price declines in some of our longer maturity municipal holdings. Weakness in the housing sector and in many finance companies was a factor in this movement. The increase in unrealized losses, especially in the 0-6 months column on the table, is substantially related to recent unrest in the credit markets that we believe to be temporary. It is important to note that we hold no CBOs, CDOs or SIVs. In addition, our total mortgage-backed securities had a market value of $522,376. Of these assets, 99% are "AAA" rated and 83% are government guaranteed. We have only a single sub-prime bond, which has a book value of $1,261. As of September 30, 2007, we have the intent and ability to hold either to full recovery or maturity all of our temporarily impaired securities.

5. Unpaid Losses and LAE

Liabilities for unpaid losses and loss adjustment expenses at September 30, 2007 and December 31, 2006 follow:

	September 30, 2007	December 31, 2006

Net voluntary unpaid losses and LAE	$ 907,159	$837,470
Voluntary salvage and subrogation recoverable	(103,255)	(96,954)
Assumed unpaid losses and LAE reserves from CAR(a)	119,480	130,803
Assumed salvage and subrogation recoverable from CAR	(20,544)	(20,544)

Total voluntary and assumed unpaid losses and LAE reserves	902,840	850,775
Adjustment for ceded unpaid losses and LAE reserves	118,025	130,174
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid losses and LAE	$1,011,865	$971,949

(a)	Commonwealth Automobile Reinsurers


The change in reserves for unpaid losses and LAE, net of reinsurance deductions from all reinsurers, including CAR, for the nine months ended September 30 follow:

	2007	2006

Incurred losses and LAE:
Provision for insured events of the current year	$ 934,919	$842,258
Decrease in provision for insured events of prior years	(49,739)	(63,346)

Total incurred losses and LAE	885,180	778,912

Payments:
Losses and LAE attributable to insured events of the current year	(520,479)	(458,377)
Losses and LAE attributable to insured events of prior years	(356,195)	(326,413)

Total payments	(876,674)	(784,790)

Change in loss and LAE reserves during the year	8,506	(5,878)
Loss and loss reserves from acquisition	43,559	-
Loss and LAE reserves prior to the effect of ceded reinsurance recoverable,
beginning of year	850,775	834,699

Loss and LAE reserves prior to the effect of ceded reinsurance recoverable,
end of period	902,840	828,821
Ceded reinsurance recoverable	109,025	128,222

Unpaid losses and LAE	$1,011,865	$957,043

      As a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased $49,739 for the nine months ended September 30, 2007. This favorable development, also called redundancy, is due primarily to lower than anticipated losses related to the personal automobile liability line of business. Conditions and trends that have affected development in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based upon these developments. The amounts we will ultimately incur from loss and loss adjustment expenses could differ materially in the near term from the amounts recorded.

      Approximately $47,936 in personal automobile liability redundancies developed for the nine months ended September 30, 2007, with approximately 99% of this amount coming from the 2006, 2005 and 2004 accident years. Personal liability redundancies relating to CAR comprised 18% of total personal automobile liability redundancies. Automobile physical damage had approximately $623 in net redundancies. Automobile physical damage on voluntary business had $6,669 in redundancies, partially offset by $6,046 in deficiencies on automobile physical damage relating to CAR. Commercial automobiles had $4,559 in redundancies, with approximately 73% of this amount coming from the 2006, 2005 and 2004 accident years. Homeowners had $4,083 in deficiencies during the current year period, with 96% of this amount coming from the 2006 and 2005 accident years. For the nine months ended September 30, 2007, we experienced various redundancies and deficiencies for the other lines of business and accident years that combined for the remaining $704 net redundancy.

      For the nine months ended September 30, 2006, the provision for loss and LAE decreased $63,346 as a result of changes in estimates of insured events in prior years. Approximately $53,844 in personal automobile liability redundancies developed for the nine months ended September 30, 2006, with approximately 97% of this amount coming from the 2005, 2004 and 2003 accident years. Automobile physical damage had approximately $6,667 in redundancies chiefly related to the 2005 accident year. Redundancies relating to CAR were approximately 15% of the total redundancies relating to prior years. For the nine months ended September 30, 2006, we experienced various redundancies and deficiencies for the other lines of business and accident years that combined for the remaining $2,835 net redundancy.

6. Bonds Payable

      On December 9, 2003, we issued $300,000 face value of senior unsecured and unsubordinated debt (the Senior Notes) which matures December 9, 2013. The Senior Notes were issued at 99.3% to yield 6.04%, and bear a coupon interest rate of 5.95%, payable semi-annually on June 9 and December 9 beginning in 2004. The fair market value of the Senior Notes at September 30, 2007 was estimated to be $298,000.


7. Reinsurance

      Ceded reinsurance recoverable amounts, which include amounts ceded to CAR and other unaffiliated reinsurers, are included in unpaid losses and loss adjustment expenses and unearned premiums. At September 30, 2007 and December 31, 2006, $109,025 and $121,174 were included in unpaid losses and loss adjustment expense amounts, respectively. At September 30, 2007 and December 31, 2006, $72,208 and $73,616 were included in the unearned premium liability amounts, respectively.

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

Layer	Coverage	Percentage of Coverage Purchased for each Layer	Maximum Recovery per Layer

1st	$25 million excess of $25 million	36%	$ 9,000
2nd	$50 million excess of $50 million	60%	30,000
3rd	$150 million excess of $100 million	100%	150,000
4th	$200 million excess of $250 million	100%	200,000
5th	$100 million excess of $450 million	100%	100,000

			$489,000

      The lines of business classified as property and covered under the new Catastrophe Reinsurance Program include fire, allied lines, homeowners, inland marine, special multi-peril and business owner policies. The Catastrophe Reinsurance Program covers losses occurring throughout the United States, excluding Florida, where we currently do not write any business. However, for the fourth and fifth layers coverage will only apply to losses in the states of Massachusetts, New Hampshire, Rhode Island and Connecticut.

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

8. Commitments and Contingencies

      Member companies of CAR have joint and several liabilities for the obligations of CAR, the Massachusetts-mandated personal automobile reinsurance mechanism that enables us and other Servicing Carriers to reinsure in CAR any risk. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of September 30, 2007, we were not aware of any CAR member company which has failed to meet its obligations.


9. Segments

      Selected segment information as of and for the three and nine months ended September 30 follows. Earnings are before income taxes and include minority interest. The amounts below are prior to the effects of the interaffiliate pooling agreement.

		Three Months		Nine Months

	Assets	Revenue	Earnings	Revenue	Earnings

2007:
Property and casualty insurance:
Massachusetts	$3,369,496	$429,952	$74,240	$1,321,728	$265,006
Other than Massachusetts	571,098	73,593	3,823	212,244	1,758
Real estate and commercial lending	19,815	226	226	675	675
Corporate and other	19,319	(52)	(619)	1,103	(26,848)

Consolidated	$3,979,728	$503,719	$77,670	$1,535,750	$240,591

2006:
Property and casualty insurance:
Massachusetts	$3,645,180	$450,789	$84,425	$1,276,519	$276,401
Other than Massachusetts	403,758	58,667	10,476	159,498	22,559
Real estate and commercial lending	18,644	218	218	617	617
Corporate and other	22,098	(197)	(14,765)	(662)	(38,380)

Consolidated	$4,089,680	$509,477	$80,354	$1,435,972	$261,197

Premium Results

Direct premiums written and earned for the three months ended September 30 follow:

Direct Premiums Written:	2007	2006	$ Change	% Change

Massachusetts:
Personal automobile	$317,969	$345,246	$(27,277)	(7.9)%
Commercial automobile	20,291	21,609	(1,318)	(6.1)
Homeowners	47,621	43,066	4,555	10.6
Other lines	10,165	10,119	46	0.5

Massachusetts direct premiums written	396,046	420,040	(23,994)	(5.7)

Other than Massachusetts:
Personal automobile	55,055	44,517	10,538	23.7
Commercial automobile	2,186	2,089	97	4.6
Homeowners	12,710	12,061	649	5.4
Other lines	502	449	53	11.8

Other than Massachusetts direct premiums written	70,453	59,116	11,337	19.2

Total direct premiums written	$466,499	$479,156	$(12,657)	(2.6)

Direct Earned Premiums:

Massachusetts:
Personal automobile	$333,747	$338,198	$ (4,451)	(1.3)%
Commercial automobile	24,084	25,192	(1,108)	(4.4)
Homeowners	38,725	35,530	3,195	9.0
Other lines	9,633	9,582	51	0.5

Massachusetts direct earned premiums	406,189	408,502	(2,313)	(0.6)

Other than Massachusetts:
Personal automobile	54,486	42,130	12,356	29.3
Commercial automobile	2,231	2,266	(35)	(1.5)
Homeowners	11,425	10,561	864	8.2
Other lines	440	393	47	12.0

Other than Massachusetts direct earned premiums	68,582	55,350	13,232	23.9

Total direct earned premiums	$474,771	$463,852	$10,919	2.4


Direct premiums written and earned for the nine months ended September 30 follow:

Direct Premiums Written:	2007	2006	$ Change	% Change

Massachusetts:
Personal automobile	$1,025,843	$1,060,076	$(34,233)	(3.2)%
Commercial automobile	71,961	78,349	(6,388)	(8.2)
Homeowners	121,200	108,403	12,797	11.8
Other lines	29,273	29,179	94	0.3

Massachusetts direct premiums written	1,248,277	1,276,007	(27,730)	(2.2)

Other than Massachusetts:
Personal automobile	156,148	128,454	27,694	21.6
Commercial automobile	6,619	6,553	66	1.0
Homeowners	35,304	32,720	2,584	7.9
Other lines	1,381	1,222	159	13.0

Other than Massachusetts direct premiums written	199,452	168,949	30,503	18.1

Total direct premiums written	$1,447,729	$1,444,956	$ 2,773	0.2

Direct Earned Premiums:

Massachusetts:
Personal automobile	$1,005,687	$1,006,928	$ (1,241)	(0.1)%
Commercial automobile	73,246	73,729	(483)	(0.7)
Homeowners	112,530	104,301	8,229	7.9
Other lines	28,661	28,756	(95)	(0.3)

Massachusetts direct earned premiums	1,220,124	1,213,714	6,410	0.5

Other than Massachusetts:
Personal automobile	152,083	125,101	26,982	21.6
Commercial automobile	6,619	7,039	(420)	(6.0)
Homeowners	33,223	30,871	2,352	7.6
Other lines	1,279	1,135	144	12.7

Other than Massachusetts direct earned premiums	193,204	164,146	29,058	17.7

Total direct earned premiums	$1,413,328	$1,377,860	$35,468	2.6

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

11. Income Taxes

      The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109, on January 1, 2007. This interpretation clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS 109. As a result, we now apply a more-likely-than-not recognition threshold for all tax uncertainties. There was no cumulative effect of the change in accounting position as of the date of adoption.

      The total amount of unrecognized tax benefits as of the date of adoption was $821. Of this, only $130 represents positions that, if recognized, would affect the effective tax rate. The total amount of unrecognized tax benefits is not expected to significantly increase or decrease within 12 months.


      We recognize penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of the date of adoption, we had $34 of accrued interest related to unrecognized tax benefits. There has been no material change in this amount during the nine months ended September 30, 2007.

      The Commerce Group, Inc. and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Due to the expiration of applicable statutes of limitations, we are not subject to U.S. federal, state or local income tax examinations in any major taxing jurisdiction for years prior to 2003. There are no examinations currently pending or in process.

12. Equity

Treasury stock purchases for the three and nine months ended September 30 are as follows:

	2007		2006

	Shares	Cost	Shares	Cost

Three months	3,952,097	$122,921	-	-
Nine months	7,116,176	$223,366	-	-

13. Subsequent Event

      On October 30, 2007, we entered into an Agreement and Plan of Merger (the MAPFRE Merger Agreement) with MAPFRE S.A., a company organized under the laws of Spain (MAPFRE), and Magellan Acquisition Corp., a Massachusetts corporation and an indirect wholly-owned subsidiary of MAPFRE (Subsidiary). The MAPFRE Merger Agreement provides for a merger whereby Subsidiary will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming an indirect wholly-owned subsidiary of MAPFRE. Pursuant to the MAPFRE Merger Agreement, each then issued and outstanding share of our common stock will be cancelled and converted into the right to receive $36.70 in cash, without interest. In addition, as permitted by the MAPFRE Merger Agreement, the Directors of the Company may declare and pay regular quarterly cash dividends of $0.30 per share per quarter until the completion of the merger.

      Completion of the proposed MAPFRE merger is subject to various customary closing conditions including, but not limited to (1) the requisite approval of the MAPFRE Merger Agreement by the holders of at least two-thirds of our shares, (2) the receipt of all required insurance regulatory approvals and (3) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We currently expect that the MAPFRE merger will be completed in 2008, likely late in the first quarter or early in the second quarter.

      The MAPFRE Merger Agreement provides certain termination rights for both us and MAPFRE, and further provides that upon termination of the MAPFRE Merger Agreement under certain circumstances, we will be obligated to pay MAPFRE a termination fee of $68.0 million.

      The foregoing description of the MAPFRE Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the MAPFRE Merger Agreement, which has been filed with the Securities and Exchange Commission.

      The terms of certain of our agreements, including various contracts and employee benefit arrangements, have provisions which could result in changes to the terms or settlement amounts of these agreements upon a change in control such as would occur upon completion of the proposed MAPFRE merger. The Company is currently evaluating the financial implications of these provisions.


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

Business Overview

      We provide personal and commercial property and casualty insurance primarily in Massachusetts and, to a lesser extent, in other states. Our core product lines are personal automobile, homeowners and commercial automobile. We market our products through our network of independent agents in all states except California and New York, where we use agents and brokers. Our primary business strategy is to focus on the personal automobile insurance market in Massachusetts and to grow and diversify by increasing the proportion of our business written in other states in which we currently have a significant presence, primarily from Commerce West and American Commerce, and by expanding into the New York and New Jersey personal lines markets through State-Wide.

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

      In August 2007, we extended our contract with the third party service provider, CGI Technologies and Solutions, Inc., through December 31, 2011. CGI Technologies provides Massachusetts policy processing services to us.

      In August 2007, we announced that our mortgage subsidiary, Bay Finance Company, would cease writing mortgage loans effective immediately. Bay Finance intends to retain its existing loan portfolio, valued at approximately $20 million, which will continue to be serviced by Bay Finance.

      Our ability to capitalize on our business strengths and implement our strategies is subject to particular risks. For a complete discussion of our risk factors, see Item 1A, Risk Factors, in our annual report on Form 10-K for the year ended December 31, 2006.

Commonwealth Automobile Reinsurers

      A significant aspect of our automobile insurance business relates to our interaction with Commonwealth Automobile Reinsurers (CAR). CAR is a reinsurance pooling mechanism mandated in Massachusetts that enables us and the other participating servicing carriers to reinsure any automobile risk that the carriers perceive to be under-priced. Since its inception, CAR has generally generated significant underwriting losses, primarily in the personal automobile pool. All companies writing automobile insurance in Massachusetts share in the underwriting results of CAR business for their respective product line or lines.

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of September 30, 2007, we were not aware of any current CAR member company which failed to meet its obligations.


Massachusetts Personal Automobile Regulatory Reform

      On July 16, 2007, the Massachusetts Division of Insurance issued its Opinion, Findings and Decision on the Operation of Competition in Private Passenger Motor Vehicle Insurance in 2008, in which it determined that the Commissioner cannot fix-and-establish rates for 2008. Accordingly, effective April 1, 2008, each insurer will be permitted to file and use its own rates subject to disapproval by the Commissioner. Also on July 16, 2007, the Division issued a decision approving rules which institute an assigned risk plan, the Massachusetts Automobile Insurance Plan (MAIP), to provide private passenger automobile insurance for those individuals unable to obtain insurance voluntarily, in place of CAR. The MAIP will assign these individuals directly to an insurance company. Beginning on April 1, 2008, new and renewal business with ten or more safe driver insurance plan (SDIP) points on their driving record, along with new business previously not insured in Massachusetts for the last twelve months, will be eligible for the MAIP. Based on this criterion, we estimate that approximately 5% of the market will be eligible to be placed in the MAIP during the first year. All business will be eligible for the MAIP beginning on April 1, 2009 however, insurers may not non-renew risks that have had no SDIP points for the most recent three year period (clean-in-three risks), with certain exceptions, until March 31, 2011.

      In announcing the Division's decisions on July 16, 2007, the Commissioner stated that the effect of these two decisions will be to introduce "managed competition" to the Massachusetts private passenger automobile insurance market. On October 5, 2007, the Commissioner issued the final regulation governing "managed competition" that provides the framework for the transition from the current market, in which the Commissioner sets rates, to "managed competition" which is effective April 1, 2008. The final regulation provides guidance and sets forth requirements on a number of issues related to "managed competition," including rate filing requirements. The final regulation contains a list of prohibited factors, including a prohibition of the use of credit information in rating or underwriting. In her announcement of the final regulation, the Commissioner stated that she will be reviewing whether credit information should continue to be banned after the one-year transition period ending March 31, 2009. The Commissioner also stated in her announcement that she will be issuing a series of bulletins on various subjects related to the implementation of "managed competition" that are not addressed in the final regulation. The Commissioner has issued a number of bulletins to date providing guidance on various issues including regulatory review standards, discounts, product form, endorsement, and new business application standards and classification plan requirements.

      On October 19, 2007, the Automobile Insurers Bureau of Massachusetts filed its Transition Advisory Filing for April 1, 2008, which may be used only by insurance companies that currently write less than 1 percent of the private passenger automobile insurance market in Massachusetts and by insurance companies newly entering the Massachusetts market. On October 24, 2007, CAR filed the Transition Rate Filing for the residual market. The deadline for insurance companies to submit their Voluntary Market Transition Rate Filings is November 19, 2007.

      We are currently preparing our Voluntary Market Transition Rate Filing. At this time, we cannot predict the effect this filing will have on our premiums or market share and, therefore, on our financial condition or results of operations.

Our Revenues and Expenses

Our revenue principally reflects:

*	earned premiums, consisting of:

-

premiums that we receive primarily from sales by our agents of property and casualty insurance policies, primarily personal automobile, homeowners and commercial automobile, which we refer to as direct premiums written, plus

-	premiums we receive from insurance policies that we assume, primarily from CAR, which we refer to as assumed premiums, less

-	the portion of our premiums that is ceded to CAR and other reinsurers, which we refer to as ceded premiums, less

-	the change in the portion of premiums that will not be recognized as income for accounting purposes until a future period, which we refer to as unearned premiums;

*	investment income that we earn on our invested assets;

*	premium finance charges and service fee income that we earn in connection with the billing and deferral of premium payments; and


*	realized investment gains and losses.

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


Results of Operations for the Periods Ended September 30, 2007 and 2006

Consolidated Results

Our key operating measures for the three and nine months ended September 30 follow:

	Three Months		Nine Months

(Dollars in millions, except per share data)	2007	2006	2007	2006

Diluted earnings per share (EPS)	$0.88	$0.83	$2.63	$2.68
Return on equity, annualized	15.4%	16.3%	15.2%	18.6%
Direct premiums written	$466.5	$479.2	$1,447.7	$1,445.0
Direct earned premiums	474.8	463.9	1,413.3	1,377.9
Net investment income	40.3	34.4	119.8	104.1

Loss and LAE ratio	61.5%	59.2%	64.9%	59.8%
Underwriting expense ratio	30.4%	28.4%	29.1%	27.5%

Combined ratio	91.9%	87.6%	94.0%	87.3%

      The decrease in the year-to-date diluted earnings per share is primarily due to an increased combined ratio, partially offset by increases in net investment income and net realized investment gains and a decline in diluted shares outstanding. Our annualized return on equity decreased for the current year-to-date period over the same period in the prior year primarily due to a lower level of net earnings combined with a higher level of equity. For the first nine months of 2007, net realized investment gains totaled $28,945, while for the same period in 2006, $7,665 of gains were realized. Included in the reported diluted EPS are realized investment gains of $0.29 and $0.07 for the nine months ended September 30, 2007 and 2006, respectively. Diluted EPS also benefited in 2007 from an increase in net investment income of $15,697, or 15.1%, for the first nine months of 2007 over the comparable 2006 period.

The increase in our loss and LAE ratio for the nine month period is primarily due to:

*

Decreased earned premium per earned exposure for private passenger automobiles. The decrease was 4.0% in Massachusetts, due to state-mandated rate decreases, and 3.6% outside of Massachusetts, as a result of increased competition.

*

Additional reserves of $10,300 were provided at State-Wide during the second quarter. We acquired State-Wide on April 2, 2007 and our review of their loss reserve position indicated that additional reserves were necessary, primarily in personal injury protection claims.

*	Slightly increased automobile bodily injury claim severity, partially offset by slightly lower claims frequency.

      The increase in our loss and LAE ratio for the three months ended September 30, 2007 from the same period a year earlier resulted primarily from the decline in earned premium per earned exposure for private passenger automobiles. For the quarter, the decrease was 4.3% in Massachusetts and 2.3% outside of Massachusetts.


The change in reserves for unpaid losses and LAE, net of reinsurance deductions from all reinsurers, including CAR, for the nine months ended September 30 follow:

	2007	2006

Incurred losses and LAE:
Provision for insured events of the current year	$ 934,919	$842,258
Decrease in provision for insured events of prior years	(49,739)	(63,346)

Total incurred losses and LAE	885,180	778,912

Payments:
Losses and LAE attributable to insured events of the current year	(520,479)	(458,377)
Losses and LAE attributable to insured events of prior years	(356,195)	(326,413)

Total payments	(876,674)	(784,790)

Change in loss and LAE reserves during the year	8,506	(5,878)
Loss and LAE reserves from acquisition	43,559	-
Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, beginning of year	850,775	834,699

Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, end of period	902,840	828,821
Ceded reinsurance recoverable	109,025	128,222

Loss and LAE reserves	$1,011,865	$957,043

      As a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased $49,739 for the nine months ended September 30, 2007. This favorable development, also called redundancy, is due primarily to lower than anticipated losses related to the personal automobile liability line of business. Conditions and trends that have affected development in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based upon these developments. The amounts we will ultimately incur from loss and loss adjustment expenses could differ materially in the near term from the amounts recorded.

      Approximately $47,936 in personal automobile liability redundancies developed for the nine months ended September 30, 2007, with approximately 99% of this amount coming from the 2006, 2005 and 2004 accident years. Personal automobile liability redundancies relating to CAR comprised 18% of total personal automobile liability redundancies. Automobile physical damage had approximately $623 in net redundancies. Automobile physical damage on voluntary business had $6,669 in redundancies, partially offset by $6,046 in deficiencies on automobile physical damage relating to CAR. Commercial automobiles had $4,559 in redundancies, with approximately 73% of this amount coming from the 2006, 2005 and 2004 accident years. Homeowners had $4,083 in deficiencies during the current year period, with 96% of this amount coming from the 2006 and 2005 accident years. For the nine months ended September 30, 2007, we experienced various redundancies and deficiencies for the other lines of business and accident years that combined for the remaining $704 net redundancy.

      For the nine months ended September 30, 2006, the provision for loss and LAE decreased $63,346 as a result of changes in estimates of insured events in prior years. Approximately $53,844 in personal automobile liability redundancies developed for the nine months ended September 30, 2006, with approximately 97% of this amount coming from the 2005, 2004 and 2003 accident years. Automobile physical damage had approximately $6,667 in redundancies chiefly related to the 2005 accident year. Redundancies relating to CAR were approximately 15% of the total redundancies relating to prior years. For the nine months ended September 30, 2006, we experienced various redundancies and deficiencies for the other lines of business and accident years that combined for the remaining $2,835 net redundancy.

      The primary reason for the increase in our underwriting expense ratio was a reduction in ceded reinsurance commissions, which serve to reduce underwriting expenses. This reduction resulted from the termination of our other-than-automobile quota share agreement effective June 30, 2006. Also contributing to the increase was higher agent commissions as a percentage of written premium due to the April 1, 2007 Massachusetts state mandated rate decrease. These were partially offset by an overall decline in agents' profit sharing expense, due to the increase in the loss ratio in the current year. The increase in the third quarter 2007 underwriting expense ratio as compared to the previous year's third quarter was principally due to the impact in the third quarter of 2006 of a substantial increase in net written premium, with the 2006 underwriting ratio being driven lower, as a result of the termination of our other-than-automobile quota share agreement. The effect of this event impacted the nine month ratio to a much lesser extent.

      Also impacting both the underwriting expense and loss ratios, especially in the third quarter, were lower expenses related to ACIC agent stock options, primarily as a result of the decrease in our stock price at September 30, 2007. Expense (income)


related to this item totaled $377 and $4,991 for the nine months and $(9,244) and $2,079 for the three months ended September 30, 2007 and 2006, respectively. We expect our stock price will be significantly higher at December 31, 2007 than it was at September 30, 2007 due to our pending merger agreement with MAPFRE SA. We expect that a higher stock price will result in a much higher ACIC agents' option expense in the fourth quarter than in the third quarter. Using the per share price in the MAPFRE Merger Agreement of $36.70 as our year end stock price, we estimate our fourth quarter ACIC agent option expense to be approximately $11,300. This expense of $11,300 contrasts with the $9,244 of income in the third quarter for ACIC agent options.

Segment Results

      We evaluate our performance and allocate resources based primarily on our property and casualty insurance segments, which represent nearly all of our total revenues. Detailed segment information for the three and nine months ended September 30, 2007 and 2006 can be seen in Note 9 of Notes to Unaudited Consolidated Financial Statements.

Massachusetts Segment

      Revenues for the nine months ended September 30, 2007 increased from the same period a year ago. The nine month increase in revenues of $45,209 resulted primarily from increases in earned premiums, investment income and realized investment gains. See Massachusetts segment premium results and net investment income sections below for further discussion.

      Earnings for the nine months ended September 30, 2007 declined over the same period a year ago. This decrease was primarily the result of higher loss experience, partially offset by higher revenues as discussed above. The loss and LAE ratio for Massachusetts business increased to 56.9% for 2007 from 53.6% a year earlier, primarily due to decreased earned premium per earned exposure for private passenger automobiles and, to a lesser extent, a slight increase in private passenger automobile bodily injury claim severity, partially offset by a slight decline in frequency.

Other than Massachusetts Segment

      Revenues for the nine months ended September 30, 2007 increased from the same period a year ago. This increase resulted from increases in all revenue areas with the largest single contributor being increased earned premium primarily from the acquisition of State-Wide, which added a combined $18,239 in earned premiums during the second and third quarters.

      Earnings for the nine months ended September 30, 2007 decreased over the same period a year ago. This decrease was due to higher policy acquisition costs and loss experience, partially offset by higher revenues as discussed above. The combined ratio for other-than-Massachusetts business increased to 111.7% for 2007 from 91.6% a year earlier. An increased loss ratio resulted from decreased earned premiums per earned exposure for private passenger automobiles, additional reserves of $10,300 at State-Wide and higher current accident year results, primarily in homeowners business.

Premium Results

Direct premiums written and earned for the three and nine months ended September 30, 2007 and 2006 can be seen in Note 9 of Notes to the Unaudited Consolidated Financial Statements.

Massachusetts Segment

      For the first nine months of 2007, direct premiums written decreased $27,730, or 2.2%, over the comparable period of 2006, while direct premiums earned increased $6,410, or 0.5%, over the same period. The decrease in direct premiums written resulted primarily from a decrease in premiums written for personal automobile during the third quarter. This primarily resulted from the state-mandated decrease in personal automobile premium rates effective April 1, 2007. Written premiums are reported on the first day the policy is effective (thus reflecting the state mandated rate decrease) while earned premiums are reported ratably over the coverage period (thus, for the second and third quarters of 2007, earned premium includes a higher proportion of premiums written prior to the state mandated rate decrease than those written subsequently). For the fourth quarter of 2007 and into 2008, an increasingly greater portion of the post-rate decrease premiums will be earned and we anticipate a decline in earned premiums given the same level of exposures. In addition, the number of exposures increased between 2007 and 2006.


      The decrease of $34,233 in year-to-date direct premiums written for personal automobiles resulted from a decrease of 4.8% in the average written premium per exposure, partially offset by a 1.9% increase in written exposures. The 2007 Commissioner-approved rate decrease of 11.7% in the state mandated average personal automobile rate took effect April 1, 2007. This is reflected in the 8.9% decline in average written premium per exposure during the current year's third quarter. We expect this to result in a 6.4% decline in direct premiums written per written exposure for us by the end of 2007.

      Although mandated average personal automobile premium rates decreased 11.7%, our average written premium per exposure is expected to decrease only 6.4% for the year ended December 31, 2007. We believe that the smaller decrease as compared to the Commissioner's state mandated average rate resulted primarily from:

* the fact that our mix of personal automobile coverage differs from that of the industry;

*

changes to our distribution of risks by class, territory and coverage, including changes resulting from the purchase of new, more expensive automobiles, which were not factored into the Commissioner's rate decrease; and

* the fact that the Commissioner's mandated rate decline is effective for only three quarters of 2007.

      Direct premiums written for homeowners increased for the first nine months of 2007 over the same period a year earlier by $12,797, or 11.8%. This increase is due to a 7.7% increase in average premium per policy combined with a 3.7% increase in the number of written policies.

      Commercial automobile direct written premiums declined $6,388, or 8.2%, during the nine months of 2007 as compared to the same period in the prior year. This resulted primarily from an 7.7% decline in average premium per policy as the number of policies remained relatively constant. This decrease mainly occurred in the second quarter as average premium per policy declined 14.9%. The decrease occurred as a result of a softening of the market for larger commercial accounts, some of which we lost and were replaced by smaller accounts. The decline in average premium per policy during the third quarter was 4.8%.

Other than Massachusetts Segment

      For the nine months of 2007, direct premiums written increased $30,503, or 18.1% over the comparable period of 2006, while direct earned premiums increased $29,058, or 17.7%. The increase in direct premiums written resulted primarily from increases in premiums written for personal automobile and homeowners policies. The increase in personal automobile written premiums was $27,694, or 21.6%. The largest single contributor of increased direct written premium and direct earned premium was $17,335 of written premium and $18,239 of earned premium from State-Wide, which was acquired April 2, 2007. At American Commerce, total direct written premiums increased $7,783, or 6.5%, with $5,765 of the increase from automobile policies. The increase in automobile direct written premiums resulted from an 11% increase in policies in force, partially offset by a decrease in average premium per policy. ACIC direct written premium increases for all lines resulted principally from increases in Oklahoma (16.5% increase over the prior year), Oregon (16.1%), Rhode Island (8.8%) and Washington (8.5%). Commerce West increased direct written premium by $4,659, or 11.0%, due primarily to a 16.3% increase in policies in force, partially offset by a decline in average premium per policy.

Net Investment Income

Key measures of net investment income for the quarter ended September 30 follow:

	2007	2006	Change

Average month-end investments (at cost)	$2,933,834	$2,865,215	$68,619
Net investment income, before federal tax	40,310	34,417	5,893
Net investment income, after federal tax	31,139	26,017	5,122
Net investment income as an annualized percentage of average
net investments (at cost), before federal tax	5.5%	4.8%	0.7%
Net investment income as an annualized percentage of average
net investments (at cost), after federal tax	4.2%	3.6%	0.6%

Key measures of net investment income for the nine months ended September 30 follow:


	2007	2006	Change

Average month-end investments (at cost)	$3,037,237	$2,834,257	$202,980
Net investment income, before federal tax	119,762	104,065	15,697
Net investment income, after federal tax	91,117	78,972	12,145
Net investment income as an annualized percentage of average
net investments (at cost), before federal tax	5.3%	4.9%	0.4%
Net investment income as an annualized percentage of average
net investments (at cost), after federal tax	4.0%	3.7%	0.3%

      The increase in our net investment income was due primarily to higher investment yields from our increased allocations to preferred stocks and municipal housing bonds, as yields were rising in those sectors. While our overall credit quality was not significantly impacted, the yields of our allocation to these sectors led to an overall increase in our portfolio yield. In addition, the lengthening of the duration of our fixed maturity portfolio during the last year added to our investment yield. The duration at September 30, 2007 and 2006 was 5.8 years and 4.9 years, respectively.

Realized Investment Gains and Losses

Net realized investment gains (losses) for the three and nine months ended September 30 follow:

	Three Months		Nine Months

	2007	2006	2007	2006

Transaction net gains (losses):
Fixed maturity securities	$ 1,756	$(2,433)	$18,411	$(1,317)
Equity securities	(1,470)	(410)	15,028	(1,071)
Venture capital funds	(890)	4,812	1,333	6,243
Other investments	1,094	-	1,090	16

Total transaction net gains	490	1,969	35,862	3,871

Other-than-temporary impairment losses:
Fixed maturity securities	(1,795)	-	(3,810)	(1,103)
Equity securities	(1,304)	(1,839)	(3,255)	(1,839)

Total other-than-temporary impairment losses	(3,099)	(1,839)	(7,065)	(2,942)
Equity in earnings (losses) of closed-end preferred stock mutual funds	(557)	7,700	(2,947)	6,736
Other:
Sale of agency assets	-	-	1,585	-
Sale of minority interest in CWIC	-	-	1,510	-

Net realized investment gains (losses)	$(3,166)	$ 7,830	$28,945	$ 7,665

      The large increase in realized capital gains for the nine month period were realized mainly in the first quarter and were principally due to the sale of securities with significant price appreciation in a number of our transportation asset backed bonds and some of our long duration municipal bond holdings as well as large relative gains in several of our common stock holdings. We continue to monitor our invested assets with regard to after tax book income and maintain the ability to realize gains or losses should our investment outlook change.

We have no exposure to collateralized debt obligations, collateralized bond obligations or collateralized loan obligations and we have not invested in credit derivatives.

Financial Condition

      Our stockholders' equity per share decreased 1.1% from $22.53 per share at December 31, 2006 to $22.28 per share at September 30, 2007, after dividends paid of $0.90 per share. During the first nine months of 2007, we repurchased 7.1 million shares of our common stock at a cost of $223,366. The dividend payments, stock repurchases and $70,915 of unrealized losses on investment securities, partially offset by net income, resulted in a decline in total equity to $1.34 billion at September 30, 2007 from $1.50 billion at December 31, 2006. Since December 31, 2006, the ratio of our total liabilities to stockholders' equity increased from 173% to 196% at September 30, 2007, primarily due to the combination of the decrease in equity plus increases in unearned premiums and loss and LAE reserves due primarily to the acquisition of State-Wide, partially offset by lower accrued agents' profit sharing.

Liabilities for unpaid losses and loss adjustment expenses at September 30, 2007 and December 31, 2006 follow:


	September 30, 2007	December 31, 2006

Net voluntary unpaid losses and LAE	$ 907,159	$837,470
Voluntary salvage and subrogation recoverable	(103,255)	(96,954)
Assumed unpaid losses and LAE reserves from CAR	119,480	130,803
Assumed salvage and subrogation recoverable from CAR	(20,544)	(20,544)

Total voluntary and assumed unpaid losses and LAE reserves	902,840	850,775
Adjustment for ceded unpaid losses and LAE reserves	118,025	130,174
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid losses and LAE	$1,011,865	$971,949

      Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. Our twelve-month rolling net premiums written to statutory surplus ratio was 1.13 to 1.00 for the period ended September 30, 2007 and 1.16 to 1.00 for the period ended September 30, 2006.

Liquidity and Capital Resources

      Liquidity management allows us to meet our cash needs at a reasonable cost under various operating environments. Liquidity is actively managed and reviewed in order to maintain stable, cost-effective funding to meet our operating needs. Liquidity comes from a variety of sources such as cash flow from operating activities and borrowing capacity. Management believes its current liquidity exceeds its operational requirements as of September 30, 2007.

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

      We have additional liquidity capacity through our Federal Home Loan Bank (FHLB) membership and our investment portfolio. Commerce, as a member of FHLB of Boston, is able to borrow from the FHLB on a fully secured basis. Our borrowing capacity is based primarily upon the composition and market value of Commerce's investment portfolio. At September 30, 2007, we estimate Commerce's borrowing capacity at approximately $360,000. Since becoming a member in 2005, Commerce has not borrowed from FHLB of Boston.

      During the third quarter of 2007, we paid $122,921 for the repurchase of Treasury stock. This amount was funded through cash, short-term investments and cash flow from our investment portfolio and normal operating activities. This activity contributed to the decrease in the investment portfolio during the current quarter.

Investment Strategy and Interest Rate Risk

      The primary focus of our investment objectives continues to be maximizing after-tax investment income through investing primarily in high-quality diversified fixed income investments structured to maximize after-tax investment income while minimizing risk. We generally invest in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. When the appropriate opportunity arises, we may sell investment securities to increase after-tax total return. We held no derivatives, emerging market securities or hedge funds at September 30, 2007 and December 31, 2006.

Interest Rate Sensitivity

      Our investments include positions in fixed maturity, equity, short-term and cash equivalents markets. Therefore, we are exposed to the impacts of interest rate changes in the market value of investments. We estimated our exposure to interest rate changes and equity price risk at September 30, 2007 using sensitivity analysis. The interest rate impact is the effect of a hypothetical interest rate change of plus-or-minus 100 and 200 basis points on the market value of fixed maturities and preferred stocks.

      Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio. The following table summarizes our interest rate risk, based on the results of the sensitivity analysis at September 30, 2007.


Hypothetical Change in Interest Rates	Estimated Market Value of Fixed Income and Preferred Stock Investments	Estimated Increase (Decrease) in Market Value	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity(1)

200 basis point increase	$2,109,111	$(341,516)	(16.6)%
100 basis point increase	2,274,405	(176,222)	(8.5)
No change	2,450,627	-	-
100 basis point decrease	2,567,055	116,428	5.6
200 basis point decrease	2,692,048	241,421	11.7

___________________
(1)	Net of income taxes at an assumed rate of 35%.

      The duration of a security is the time-weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates. The duration reflects industry prepayment assumptions. The analytic systems we used to calculate the above utilize optional call dates, sinking fund requirements and assume a non-static prepayment pattern in deriving market value estimates and duration averages. As of September 30, 2007, December 31, 2006 and September 30, 2006, our weighted average duration was 5.8 years, 5.4 years and 4.9 years, respectively. Our fixed income portfolio's weighted average duration includes all fixed maturities and preferred stocks. Our percentage of adjustable rate investments amounted to 19.6% of total fixed maturity investments at September 30, 2007 as compared to 22.1% a year earlier.

Equity Price Risk

We estimated that our exposure to equity price risk at September 30, 2007 has not changed materially from that at December 31, 2006.

Forward-Looking Statements

      This quarterly report may contain statements that are not historical fact and constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Forward-looking statements also include any statement concerning the proposed MAPFRE merger including the expected timetable for completing the MAPFRE merger and the payment of dividends by us between now and the completion of the MAPFRE merger. These statements are often, but not always, made through the use of words or phrases such as "anticipates," "estimates," "plans," "projects," "continuing," "ongoing," "expects," "may," "will," "could," "likely," "should," "management believes," "we believe," "we intend," and similar words or phrases. These statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. All forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this quarterly report and in our recently filed annual report on Form 10-K and in other documents filed with the SEC. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the ability of the Company to obtain shareholder approval of the MAPFRE merger and the possibility that the proposed MAPFRE merger will not close or that the closing will be delayed, and those factors that are more particularly described under the heading "Item 1A. Risk Factors" of this Form 10-Q. Among the key factors that could cause actual results to differ materially from forward-looking statements are:

*	the possibility of severe weather, terrorism and other adverse catastrophic experiences;

*	adverse trends in claim severity or frequency and uncertainties in estimating property and casualty losses;

*	adverse state and federal regulations and legislation;

*	adverse judicial decisions;

*	adverse changes to the laws, regulations and rules governing the residual market system in Massachusetts;

*	premium rate making decisions for private passenger automobile policies in Massachusetts;

*	the implementation of managed competition and an Assigned Risk Plan in Massachusetts;

*	heightened competition, especially in Massachusetts if large national competitors enter the state in response to the proposed managed competition regulations;


*	potential rate filings;

*	our concentration of business within Massachusetts and within the personal automobile line of business;

*	market disruption in Massachusetts, if competitors exit the market or become insolvent;

*	fluctuations in interest rates and the performance of the financial markets in relation to the composition of our investment portfolio;

*	the cost and availability of reinsurance;

*	our ability to collect on reinsurance and the solvency of our reinsurers;

*	the effectiveness of our reinsurance strategies;

*	telecommunication and information system problems, including failures to implement information technology projects timely and within budget;

*	our ability to maintain favorable ratings from rating agencies, including A.M. Best, Fitch, Moody's and S&P;

*	our ability to attract and retain independent agents;

*	our ability to retain our affinity relationships with AAA clubs;

*	our dependence on a key third party service vendor for our automobile business in Massachusetts;

*	our dependence on our executive officers; and

*	the economic, market or regulatory conditions and risks associated with entry into new markets and diversification.

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


Changes in internal control

      There has been no change in our internal control over financial reporting that has occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

      In our annual report on Form 10-K for the year ended December 31, 2006, we discussed two individual legal matters outstanding, AAA Arizona and Commerce Bancorp, Inc. et al. An update on each matter is presented below. For a full discussion of these matters, refer to Item 3 of the Form 10-K. A new legal matter, California State Automobile Association Inter-Insurance Bureau v. The Commerce Insurance Group et al., was initiated on April 25, 2007 and disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2007. An update on this matter is presented below.

AAA Arizona

      On September 10, 2007, the Court issued a Memorandum of Decision and Order (the Order) on the parties' summary judgment motions. The Order is under seal, which prevents public disclosure of its contents. Publicly available information, however, reveals that the Court denied American Commerce's motion for summary judgment, and granted AAA Arizona's Motion for Partial Summary Judgment. The Court also granted third-party defendants D. James McDowell and Joanne Tenney McDowell's motion for summary judgment. By granting AAA Arizona's motion, the Court held that AAA Arizona is entitled to approximately $1,700 in profit sharing that it claimed was earned in 2004, and further that American Commerce must pay commissions to AAA Arizona, in an amount to be determined at trial, for renewal policies previously written through AAA Arizona. The Order also results in the dismissal of American Commerce's counterclaims against AAA Arizona, and its third-party claims against D. James and Joanne Tenney McDowell. We intend to appeal the Court's Order.

      The Court's Order does not resolve all of AAA Arizona's claims against American Commerce, the resolution of which will require a trial. No trial date has been set. We intend to defend vigorously against AAA Arizona's claims.

Commerce Bancorp, Inc., et al.

      On February 2, 2007, the Court denied Commerce Bancorp, Inc.'s motion to dismiss the complaint for lack of personal jurisdiction. Commerce Bancorp, Inc. thereafter answered the complaint on February 26, 2007, and in its answer asserted counterclaims against Commerce, CGI, Commerce Holdings, Inc., ACIC and Commerce West alleging trademark infringement outside of Massachusetts. Specifically, the counterclaims consist of three counts: Count I alleges federal service mark infringement; Count II alleges a violation of [SECTION] 43(a) of the Lanham Act; and Count III seeks a declaratory judgment under 28 U.S.C. [SECTION]2201, et seq. On March 19, 2007, we moved to dismiss, or in the alternative sever, the counterclaims. On April 2, 2007, the defendants filed a motion for summary judgment, which we opposed on April 16, 2007.

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

      On August 7, 2007, the Company entered into a Settlement Agreement and Mutual Release (the Agreement) with the defendants to resolve the lawsuit in Federal Court and the related proceedings in the U.S. Patent and Trademark Office. As part of the Agreement, the defendants agreed not to use, advertise, promote, or display any name or mark containing the name or mark "Commerce" in Massachusetts for insurance-related services. The defendants further agreed that any name or mark used by them in Massachusetts for insurance-related services shall use only the letter designations CBIS or CIS and also include their logo. In addition, the defendants agreed that in the states of Maine, New Hampshire, Vermont, and Rhode Island, the defendants will use the names and marks "CBIS/Commerce" or "CIS/Commerce," and will not use the name or mark "Commerce Insurance" or "Commerce" as a stand alone name or mark. The Agreement also specifies that neither the defendants nor the Company will contest or object to the respective use of the parties' current names and marks as used in the state of Connecticut.

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


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

CSAA

      On April 25, 2007, California State Automobile Inter-Insurance Bureau (CSAA) filed a lawsuit in the Superior Court of California, County of Alameda, against Commerce West, American Commerce, and CGI. In that lawsuit, styled California State Automobile Association Inter-Insurance Bureau v. The Commerce Insurance Group, Inc. et al., CSAA alleged that, through the hiring of several CSAA employees, the defendants misappropriated CSAA's trade secrets or proprietary information, intentionally interfered with a confidentiality agreement between CSAA and one of those employees, engaged in unfair business practices and unfair competition, and has been and will be unjustly enriched. CSAA cited in support of its allegations the Company's hiring of Lawrence R. Pentis, and the Company's subsequent hiring of three other former CSAA employees. Mr. Pentis is a Commerce Group Executive Vice President and the Chief Operating Officer and Executive Vice President of American Commerce and Commerce West.

      In the original complaint, CSAA sought injunctive relief, including prohibiting the defendants from using CSAA's trade secret or proprietary information or from soliciting CSAA's employees, and money damages in an unspecified amount. On May 29, 2007, we filed a motion to dismiss five of the six causes of action alleged in the complaint. The Court granted our motion on June 25, 2007, but granted CSAA leave to amend the complaint. On July 25, 2007, CSAA filed a First Amended Complaint in which it repeats its claims alleged in the original complaint, and adds two counts alleging conversion and civil conspiracy. The First Amended Complaint seeks injunctive relief, including prohibiting the defendants from using CSAA's trade secret or proprietary information or from soliciting CSAA's employees, and money damages in an unspecified amount.

      On August 27, 2007, we filed a motion to dismiss seven of the eight causes of action alleged in the First Amended Complaint. On October 16, 2007, the Court issued a tentative ruling granting our motion to dismiss but providing CSAA further leave to amend five of the seven counts dismissed by the Court. The Court's tentative ruling is not a final order and the Court held a hearing on our motion on October 18, 2007. The Court has not rendered its final decision on our motion to dismiss.

    The Company is unable to predict with certainty the outcome of the CSAA proceeding, however based upon the information available to the Company as of the date of this report, the Company does not believe that potential consequences of CSAA's claims, if proven, would have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.

Item 1A. Risk Factors

      There has been no material change regarding risk factors from those set forth in our annual report on Form 10-K for the year ended December 31, 2006. The risk factors as set forth in our annual report on Form 10-K refer to litigation between us and Commerce Bancorp. See Item 1, Legal Proceedings, elsewhere within this Form 10-Q for an update to these proceedings.

An additional risk factor is as follows:

The pending merger with MAPFRE may not occur.

      On October 30, 2007, we entered into the MAPFRE Merger Agreement, pursuant to which an indirect wholly-owned subsidiary of MAPFRE will be merged with and into the Company, with the Company continuing as the surviving


corporation and becoming an indirect wholly-owned subsidiary of MAPFRE. Completion of the proposed MAPFRE merger is subject to various customary closing conditions including, but not limited to, (1) the requisite approval of the MAPFRE Merger Agreement by the holders of at least two-thirds of the shares of our common stock, (2) the receipt of all required insurance regulatory approvals, and (3) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We currently expect that the MAPFRE merger will be completed in 2008, likely late in the first quarter or early in the second quarter. It is possible, however, that factors outside of our control could require the parties to complete the MAPFRE merger at a later time or not to complete it at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) On May 18, 2007, our Board of Directors authorized an increase in the stock buy-back program to allow for the purchase of up to 5,000,000 shares of our common stock from that date.

Period	Total Number of Shares Purchased	Average Cost per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs

July 1-31, 2007	882,387	$32.96	882,387	3,069,710
August 1-31, 2007	2,085,380	30.08	2,085,380	984,330
September 1-30, 2007	984,330	31.60	984,330	-

Total	3,952,097	31.10	3,952,097

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

31.1	CEO Certification Statements under Section 302 of The Sarbanes-Oxley Act of 2002

31.2	CFO Certification Statements under Section 302 of The Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification Statements under Section 906 of The Sarbanes-Oxley Act of 2002


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMERCE GROUP, INC.

/s/ Randall V. Becker

Randall V. Becker
Senior Vice President and Chief Financial Officer

Dated: November 8, 2007
