Form 10-K
period 2007-12-31
COMMERCE GROUP INC /MA
filed 2008-02-29
CIK 811612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Yes  [X]    No  [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). (Check one.) Yes [ ] No [X]

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2007 was $1,804,069,671.

As of January 31, 2008, the number of shares outstanding of the registrant's common stock (exclusive of treasury shares) was 60,255,607.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement for its annual meeting of stockholders, filed within 120 days after the end of the registrant's fiscal year ended December 31, 2007, are incorporated by reference into Part III hereof as provided therein.


GLOSSARY OF SELECTED INSURANCE TERMS

Affinity group marketing program

In Massachusetts, an "affinity group marketing program" is any system, design or plan whereby motor vehicle or homeowner insurance is afforded to employees of an employer or to members of a trade union, association or organization in accordance with those provisions of M.G.L. c. 175, s. 193R, distinguishing such plans from a "mass-merchandising plan." Specifically, an affinity group marketing program contemplates the issuance of such insurance through standard policies that generally preclude individual underwriting, contain an option to continue coverage at a standard rate upon termination of employment or membership, restrict cancellation, require the continuance of certain participation in ways not applicable to standard policies, and provide for the downward modification of rates based upon reduced expenses and/or the experience of the insured group.

A.M. Best

A.M. Best Company, Inc. is a rating agency reporting on the financial condition of insurance companies. A.M. Best's statistics cited in this Form 10-K are based upon information voluntarily submitted to it by insurers.

Assigned risk company	A company that has been appointed to issue private passenger automobile policies through the MAIP.

Catastrophe reinsurance

A form of excess of loss reinsurance which, subject to specified limits, indemnifies the ceding company for the amount of loss in excess of a specified retention, with respect to an accumulation of losses resulting from a catastrophic event or series of events.

Combined ratio

A combination of the underwriting expense ratio and the loss and loss adjustment expense ratio. The underwriting expense ratio measures the ratio of underwriting expenses (including corporate expenses) to net premiums written. The loss and LAE ratio measures the ratio of incurred losses plus LAE (including corporate expenses) to earned premiums.

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

Direct	Refers to premiums, losses, LAE and underwriting expenses on policies which a company writes before accounting for business ceded and assumed through reinsurance.

Direct written premiums	Total premiums for insurance sold to insureds, as opposed to, and not including, assumed reinsurance premiums.


Domestic insurer	An insurance company that operates in the state in which it is incorporated.

Earned premiums	The portion of net premiums written that is equal to the expired portion of policies recognized for accounting purposes as income during a period. Also known as premiums earned.

Exclusive representative producer (ERP)

A Massachusetts automobile insurance agency which does not have a voluntary agency automobile insurance relationship with an insurer and which is assigned by CAR to an insurer who is a Servicing Carrier.

Exposure	An insurable unit defined as one automobile for a one-year term.

Frequency	The relative incidence of number of claims in relation to an exposure or group of exposures.

GAAP	Accounting standards generally accepted in the United States of America.

Hard market	An insurance market in which the demand for insurance exceeds the readily available supply and premiums are relatively high or increasing.

Incurred losses	The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses include a provision for losses not yet reported and salvage and subrogation.

Limited servicing carrier

An insurer designated by CAR to write and service commercial automobile policies which are reinsured through CAR. Limited servicing carriers provide a market for commercial automobile policies that other carriers refuse to write voluntarily.

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

Massachusetts Automobile Insurance Plan (MAIP)

MAIP is an assigned risk plan to provide private passenger automobile insurance for those individuals unable to obtain insurance voluntarily. The MAIP will assign these individuals directly to an insurance company. The MAIP is intended to ultimately replace CAR for private passenger automobiles.

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


Quota share of MAIP	The volume of business that is assignable to an assigned risk company through the MAIP.

Quota share reinsurance	Reinsurance in which the reinsurer shares a proportion of the original premiums and losses under the reinsured policy. Also known as pro-rata insurance.

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

Unless otherwise stated, "we," "our," "us" or "the Company" means The Commerce Group, Inc. and its subsidiaries. "Commerce" refers to The Commerce Insurance Company, "Commerce West" refers to Commerce West Insurance Company, "American Commerce" or "ACIC" refers to American Commerce Insurance Company, "State-Wide" refers to State-Wide Insurance Company, "Citation" refers to Citation Insurance Company, and "AHC" refers to ACIC Holding Co., Inc. In addition, unless otherwise stated, all references to "year ended" are for our fiscal year which ends December 31. Dollar amounts are in thousands, except per share data and as otherwise noted.

PART I

ITEM 1. BUSINESS

      The Company is a holding company primarily for five property and casualty insurance subsidiaries. We were incorporated in 1976. We write insurance through our principal subsidiary, Commerce, which was incorporated in 1971 and began writing business in Massachusetts in 1972 and New Hampshire in 2001. We also write insurance through four other subsidiaries - Citation, Commerce West, American Commerce and State-Wide. Citation was incorporated in Massachusetts on September 24, 1981. We acquired Commerce West on August 31, 1995, American Commerce on January 29, 1999 and State-Wide on April 2, 2007. Citation writes insurance in Massachusetts. Commerce West writes insurance in California, Oregon and Arizona. American Commerce is located in Columbus, Ohio and actively writes insurance in 12 states. State-Wide writes insurance in New York State. Commerce West, ACIC and State-Wide are wholly-owned subsidiaries of AHC. We own 95% of AHC's common stock; 5% is owned by AAA Southern New England (AAA SNE).

      We provide personal and commercial property and casualty insurance in Massachusetts and, to a lesser extent, in other states. We market our products primarily through our network of independent agents. Our core product line is personal automobile insurance. We also write commercial automobile and homeowners insurance. We have been the largest writer of personal property and casualty insurance in Massachusetts in terms of direct premiums written since 1990. At November 30, 2007, our estimated share of the Massachusetts personal automobile market was 31.6%, up from 31.2% a year earlier. Beginning in 2003, we became the largest insurance company writing homeowners insurance in Massachusetts. In 2007, we were the second largest writer of commercial automobile insurance in Massachusetts. On a consolidated basis, we were ranked the 20th largest personal automobile insurance group in the country by A.M. Best, based on 2006 direct written premium information.

      We manage our business in four reporting segments. Our primary business strategy is to focus on the personal automobile market in Massachusetts and the other states where we write business, which comprise our first two reporting segments. An overview of our business is summarized in the table which follows for our two primary segments. Our other segments are "Real Estate and Commercial Lending" and "Corporate and Other." We service residential and commercial mortgages in Massachusetts and Connecticut through Bay Finance Company, Inc., our wholly-owned real estate and commercial lending subsidiary. Our Corporate and Other segment captures activities which are not related to our other segments, including activities of the parent company. For the information about our reportable segments required by this Item and not provided here, please refer to Note O of Notes to Consolidated Financial Statements.

      On October 30, 2007, we entered into a merger agreement with MAPFRE, S.A. (MAPFRE). MAPFRE, present in 40 countries, is the leading insurer in Spain; in non-life insurance, it ranks as the largest group in Latin America and the tenth largest in Europe. Under the terms of the agreement, Commerce will become an indirect, wholly-owned subsidiary of MAPFRE. Holders of our common stock will receive $36.70 cash for each share owned. Commerce shareholders approved the merger agreement at a special meeting on February 14, 2008. The merger is subject to other conditions, including regulatory approval and other customary closing conditions. We anticipate that the merger will close late in the first quarter or early in the second quarter of 2008.

Insurance Business Overview

Property and Casualty Insurance - Massachusetts	Property and Casualty Insurance -- Other Than Massachusetts
Subsidiaries (A.M. Best's rating*)	• Commerce (A+ Superior) • Citation (A+ Superior)	• American Commerce (A+ Superior) • Commerce West (A+ Superior) • Commerce (New Hampshire only) • State-Wide (A+ Superior)
Insurance Products	• Personal Automobile • Commercial Automobile • Homeowners • Other	• Personal Automobile • Commercial Automobile • Homeowners • Other
Principal Markets	• Massachusetts	• California • Washington • Oklahoma • Rhode Island	• Oregon • New York • Arizona
Market Position(a)	• Largest writer of personal automobile insurance (31.6%) • Largest insurance company writing homeowners insurance • Second largest writer of commercial automobile insurance (13.2%)

  American Commerce:
  •  Less than 3% of personal automobile
       market in several states
  Commerce West:
  •  Less than 1% of personal automobile
       market in California
  State-Wide:
  •  Less than 1% of personal automobile
       market in New York

Principal Competitors (personal automobile market share)(a)	• Safety Insurance Companies (11.4%) • Arbella Insurance Co. (9.4%) • Liberty Mutual (8.0%) • Metropolitan Insurance (6.7%) • Travelers (6.6%)	American Commerce: • Allstate (10.1% of U.S. market) • Travelers (2.2% of U.S. market) Commerce West: • Mercury Insurance (8.7% of California market) • Progressive (4.1% of California market)
In-force Policies at December 31, 2007	• 1,175,060	American Commerce: • 168,956 Commerce West: • 46,645 Commerce (New Hampshire Only): • 11,187 State-Wide: • 25,517

*	Consolidated rating is based on our Inter-affiliate Pooling Agreement.
(a)

The market share percentages for our Massachusetts segment and our Massachusetts competitors represent the Massachusetts market at November 30, 2007 as reported by CAR. The market share percentages for our Other Than Massachusetts segment were reported by A.M. Best and represent the market share at December 31, 2006.

Our direct premiums written for the years ended December 31, 2007 and 2006 follows (dollars in millions):

	Massachusetts		All Other States		Total		% of Total

	2007	2006	2007	2006	2007	2006	2007	2006

Personal automobile	$1,288	$1,345	$209	$171	$1,497	$1,516	80.6%	81.4%
Homeowners	162	146	46	43	208	189	11.2	10.1
Commercial automobile	94	102	8	8	102	110	5.5	5.9
Other lines	39	38	12	11	51	49	2.7	2.6

Total	$1,583	$1,631	$275	$233	$1,858	$1,864	100.0%	100.0%

Percentage of total	85.2%	87.5%	14.8%	12.5%	100.0%	100.0%

We attribute our success primarily to the following factors:

•	our strong relationships with independent insurance agencies that provide us with quality business;

•	a highly experienced management team with a proven track record;

•	our in-depth understanding of the Massachusetts regulatory and underwriting environments;

•	our ability to operate efficiently with significant economies of scale;

•	our strong relationships with various AAA organizations;

•	our ability to compete in an affinity group marketing environment;

•	our advanced information systems with an extensive underwriting database in Massachusetts; and

•	our history of maintaining a strong financial condition.

      Our relationships with our independent insurance agencies are critical to our continued success. We believe that we are the preferred provider for most of our agencies and that, as a result, we have gained access to policyholders with above average underwriting profit characteristics. We focus on selecting and retaining agencies with premium volume and loss ratios that meet our criteria, and we devote substantial resources to maintaining strong relationships with our existing agencies. We pay our profitable agencies significant compensation in the form of profit sharing, which is primarily based on the underwriting profits of each agency's business written with us. In addition, we occasionally sponsor incentive award trips for agents to encourage profitability and growth.

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


      Massachusetts Business. We believe that a significant factor in our success is our focus on the personal automobile insurance market in Massachusetts, which accounted for $1,288,310, or 69.4% of our total direct premiums written for the year ended December 31, 2007. The terms, conditions, and rates of personal automobile insurance are subject to extensive regulation in Massachusetts. As a consequence of our focus on the Massachusetts market, we have both an in-depth understanding of this market and the ability to respond effectively to shifts in the state's regulatory and underwriting environments. Currently, we are required by law to accept virtually all private passenger automobile insurance business submitted to us by our agencies in Massachusetts. Our ability to underwrite this business profitably, however, depends on our understanding of the risks in the business as well as our management of reinsurance through CAR. Through April 1, 2008, the Commissioner set maximum policy rates and established minimum agent commission levels on personal automobile insurance. Effective April 1, 2008, the Commissioner implemented a change from fixed-and-established rate setting to "managed competition." See "Massachusetts Automobile Business" section for further discussion.

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

      We have long-term marketing agreements with three Massachusetts AAA clubs for a minimum of twenty years from their inception in 2007. During each year that the Commissioner fixes and establishes the rates for private passenger automobile insurance, the AAA Club must exclusively sell Commerce's private passenger automobile insurance products, and the AAA Club shall not sell private passenger automobile insurance products of any company other than Commerce. If the Commissioner does not fix and establish rates for private passenger automobile insurance, the AAA Club must place or maintain with Commerce no less than 50% of its private passenger automobile insurance business, as measured in direct written premiums, so long as the prices of Commerce's private passenger automobile products are reasonably competitive. The largest of these clubs, AAA SNE, has been an agent of Commerce since 1984 and has sponsored a successful affinity marketing program since 1995. Participating agents, including AAA SNE, writing in the AAA Marketing Program in Massachusetts wrote $643,463, or 49.9%, of our Massachusetts direct personal automobile premium.

      We believe our long-term commitment to providing consistent markets for Massachusetts insurance agencies is a significant factor in enabling us to increase and maintain our market share by contracting with agencies that meet our agency criteria. We believe that Massachusetts insurance agencies are more likely to seek to develop and expand relationships with domestic insurers that, like us, have a long-term commitment to, and focus on, the Massachusetts personal automobile market. According to the most recent data from CAR, more than 85% of the Massachusetts personal automobile market is written through independent agents.

     Business in Other States. American Commerce predominantly writes private passenger automobile and homeowners insurance in 12 states through 191 independent insurance agencies, 23 of which are owned and operated by AAA clubs. Products are similar to those offered by us in Massachusetts, although pricing of products is determined on a state-by-state basis. All of ACIC's business is underwritten at its headquarters in Columbus, Ohio. American Commerce primarily targets preferred insurance risks.

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

      Commerce West predominantly writes preferred, standard and non-standard private passenger automobile insurance in California. All of Commerce West's business is underwritten at its headquarters in Pleasanton, California. Commerce West also writes commercial automobile business in California and multi-tiered private passenger automobile business in Oregon and Arizona. Commerce West writes its business through 1,764 independent insurance agencies and brokers in California, Arizona and Oregon.


      State-Wide writes standard private passenger automobile insurance in the State of New York. All of State-Wide's business is underwritten at its headquarters in Hempstead, New York. State-Wide also writes commercial automobile business, as well as homeowners business in the State of New York. State-Wide's private passenger, homeowners and commercial automobile business is written on a direct walk-in basis, as well as through contracts with 84 brokers licensed in the State of New York.

      A listing of direct written premiums for those states in which American Commerce, State-Wide and Commerce West write insurance, and the one state other than Massachusetts in which Commerce writes insurance, for the years ended December 31, follow:

Company	State	2007	2006	2005

American Commerce:	Washington	$ 43,885	$ 40,745	$ 36,919
	Oklahoma	31,360	27,955	25,814
	Rhode Island	27,609	25,486	25,299
	Oregon	23,396	20,334	17,026
	Arizona(a)	12,831	13,244	31,790
	Kentucky	9,005	8,939	9,625
	Ohio	8,078	9,947	13,458
	Tennessee	4,032	3,993	4,299
	Indiana	3,889	4,156	4,330
	Idaho	2,830	3,030	3,283
	South Dakota	1,069	1,164	1,164
	Other:
	Discontinued states(b)	100	316	1,959
	American Nuclear Insurers (ANI)	9,799	8,881	-

	Total	$177,883	$168,190	$174,966

Commerce West:	California	$ 52,985	$ 51,258	$ 51,500
	Arizona	5,208	3,050	805
	Oregon	3,643	1,821	3,399

	Total	$ 61,836	$ 56,129	$ 55,704

State-Wide:	New York(c)	$ 25,432	-	-

Commerce:	New Hampshire	$ 9,318	$ 8,539	$ 7,610

(a)	As noted above, AAA Arizona stopped writing new business with American Commerce in February 2005.
(b)	Represents states from which American Commerce has discontinued writing.
(c)	The Company acquired State-Wide on April 2, 2007. GAAP includes State-Wide results subsequent to acquisition.

      Inter-Affiliate Pooling Agreement. We implemented an inter-affiliate reinsurance pooling agreement, which we refer to as a "pool" or "pooling agreement," that was effective January 1, 2004. At that time, the pool consisted solely of our four insurance subsidiaries. State-Wide was added to the pooling agreement upon its acquisition during the second quarter of 2007. The pool permits each insurance subsidiary to rely on the capacity of the entire pool, rather than its own capital and surplus, and it prevents any one insurance subsidiary from suffering any undue losses, as all insurance subsidiaries will share underwriting profits and losses in proportion to their pool participation percentages. It produces a more uniform and stable underwriting result than the companies would otherwise experience individually, and, we believe, permits a more efficient use of our surplus. We expect the pool to provide greater diversification for each subsidiary, both geographic and, to a lesser extent, by product mix. The pool has permitted all of our insurance subsidiaries to obtain a group rating from each of A.M. Best, Moody's Investors Service and Standard & Poor's.

      The pool participation percentage of each insurance subsidiary reflects the ratio of that subsidiary's policyholders' surplus at initiation of the pooling agreement to our aggregate policyholders' surplus. We have updated the pooling agreement with the acquisition of State-Wide.

	After 3/31/07	Prior to 4/1/07

Commerce Insurance	76.2%	79.6%
Citation Insurance	8.9%	10.0%
American Commerce	8.3%	7.2%
Commerce West	3.8%	3.2%
State-Wide	2.8%	-


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

Our Products

      Automobile Insurance Lines. Our principal insurance line is personal automobile insurance. We offer automobile policyholders the following types of coverage: bodily injury liability coverage, including underinsured and uninsured motorist coverage, personal injury protection coverage, property damage liability coverage, collision and comprehensive coverage, including fire, theft and other hazards specified in the policy. In Massachusetts and New Hampshire, our policies have one-year terms. Personal automobile insurance policies written by Commerce West, American Commerce and State-Wide usually have policy terms of six months.

Our published maximum automobile liability limits by state follow (in thousands):

	Maximum Liability Limits			Most Commonly Purchased Limits

	Per Person	Per Accident	Property Damage	Per Person	Per Accident	Property Damage

Commerce and Citation:
Massachusetts personal	$ 500	$1,000	$ 250	$100	$300	$100
New Hampshire personal	250	500	250	100	300	100
Massachusetts voluntary
commercial(a)	1,000	1,000	500	($1,000 combined single limit)
Commerce West:
California personal	500	500	100	15	30	10
Oregon personal	250	500	100	25	50	10
Arizona personal	250	500	100	15	30	10
California commercial	($1,000 combined single limit)			($1,000 combined single limit)
American Commerce:
Majority of states	1,000	1,000	1,000	100	300	50
State-Wide:
New York personal	250	500	100	25	50	10

___________________
(a)	Our Massachusetts voluntary commercial accounts have a choice between the separate limits indicated and a maximum liability limit of $1,000 for combined single limit, which is the most common choice.

      Citation provides a separate rating tier for preferred commercial automobile business and homeowners business. Citation wrote approximately 11.5% of our Massachusetts commercial automobile premium produced during 2007. We also implemented a separate rating tier within Citation for highly preferred commercial automobile business, for policies effective April 2007 and thereafter. We expect that these secondary rating tiers will continue to assist us in retaining better commercial automobile and homeowner accounts.

      Homeowners Insurance. We also offer homeowners insurance in Massachusetts, including policies in company-designated coastal areas, which were less than 3.5% of our total Massachusetts homeowners policies at year end. Our average homeowners policy is an all risk, replacement cost insurance policy covering a dwelling and its contents. Our published limits of liability for property damage to a dwelling in Massachusetts are a minimum coverage of $100, a maximum coverage of $1,000, and the most commonly purchased amounts per policy are between $160 and $320. Some policies over this amount are written after underwriting review. For personal liability, the minimum coverage is $100, the maximum coverage is $1,000 and the most commonly purchased amount per policy in Massachusetts written by Commerce and Citation is $500. Generally, the average amount of contents coverage is 70% of the amount of coverage for the dwelling, with limitations on the amount of coverage per item placed on securities, cash, jewelry, furs, silverware, computer equipment, and firearms. However, additional coverage for such items can be purchased. We also offer personal liability umbrella coverage of $1,000, $2,000, $3,000, $4,000 and $5,000, which is reinsured through Swiss Re America.


      We offer a preferred risk homeowners product through Citation, which has an alternative pricing schedule for selected insureds meeting more restrictive underwriting guidelines. Citation produced approximately 56% of our Massachusetts homeowner business during 2007, calculated based on direct premiums written.

      American Commerce writes homeowners insurance as well. The maximum liability limit for homeowners insurance written by American Commerce is $500, and the most commonly purchased coverage is $300. Commerce West began writing homeowners insurance in California in 2007. State-Wide also writes homeowners business within the State of New York.

      During the first two quarters of 2006, our homeowners business was reinsured through a 75% quota share agreement. That agreement terminated on June 30, 2006. Effective July 1, 2006, we entered into a series of agreements that provide catastrophe reinsurance for our insurance subsidiaries' other-than-automobile property lines of business. A new series of agreements to provide catastrophe reinsurance was effective July 1, 2007, with one-half of the pricing for the agreements effective until June 30, 2008 and one-half effective until June 30, 2009. Refer to Note L to the audited consolidated financial statements in this Form 10-K for additional reinsurance information.

Massachusetts Automobile Business

      Massachusetts automobile business is the principal component of our Massachusetts property and casualty operations. In each of the three years 2007-2005, the Commissioner has approved decreases in the state mandated average Massachusetts personal automobile insurance premium rate. The Commissioner approved average decreases of 11.7% in personal automobile premiums for the one-year period beginning April 1, 2007 and 8.7% for the fifteen months beginning January 1, 2006. Coinciding with the 2007 and 2006 rate decisions, the Commissioner also approved the base commission agents receive for selling private passenger automobile insurance. The Commissioner approved no change in commission dollars for 2007 and a 1.5% rate increase for 2006. The following table shows the state-mandated average rate change, the actual average written premium change per exposure and our average written premium change per exposure for 2007 and for the three previous years in Massachusetts.

Year	State Mandated Average Rate Change (1)	Actual State Average Written Premium Change Per Exposure (1)	Commerce Average Written Premium Change Per Exposure

2007	(11.7)%	NA	(5.7)%
2006	(8.7)%	(5.5)%	(5.6)%
2005	(1.7)%	1.5%	0.4%
2004	2.5%	7.0%	5.8%

(1)	Based on Massachusetts Division of Insurance filings.
NA	Data currently unavailable.

      The actual state average written premium change per exposure represents the change in the average premium paid by drivers in Massachusetts, as opposed to the state mandated average rate change. As can be seen above, our average written premium change per exposure corresponds more closely to the actual state average written premium change. The reason for this is that both take into account newer vehicles, which result in a higher average premium, as compared to the state mandated average rate change which does not consider written premium arising from the mandated rate applied to new vehicle purchases. The 2007 figure also takes into account the fact that the 2007 rate decrease took effect April 1.

Massachusetts Personal Automobile Regulatory Reform

      Since 1977, the Commissioner has chosen to set (fix-and-establish) private passenger motor vehicle insurance rates for the entire industry on an annual basis. On July 16, 2007, the Massachusetts Division of Insurance issued its Opinion, Findings and Decision on the Operation of Competition in Private Passenger Motor Vehicle Insurance in 2008, in which it determined that competition in the Massachusetts private passenger motor vehicle insurance market was sufficient such that the Commissioner cannot fix-and-establish rates for 2008. Accordingly, effective April 1, 2008, each insurer is permitted to file and use its own rates subject to disapproval by the Commissioner.

      Also on July 16, 2007, the Division issued a decision approving rules that will implement an assigned risk plan, the Massachusetts Automobile Insurance Plan (MAIP), to provide private passenger automobile insurance for those individuals unable to obtain insurance voluntarily, ultimately to replace CAR for private passenger automobiles. The MAIP will assign these individuals directly to an insurance company. Beginning on April 1, 2008, new and renewal business with ten or more safe driver insurance plan (SDIP) points on their driving record, along with new business previously not insured in Massachusetts for the last twelve months, will be eligible for the MAIP. Based on this criterion, we estimate that approximately 6% of the market will be eligible to be placed in the MAIP from April 1, 2008 through March 31, 2009. All business will be eligible for the MAIP beginning on April 1, 2009; however, insurers may not non-renew risks that have had no SDIP points for the most recent three-year period (clean-in-three risks), with certain exceptions, through March 31, 2011.

      In announcing the Division's decisions on July 16, 2007, the Commissioner stated that the effect of these two decisions will be to introduce "managed competition" to the Massachusetts private passenger automobile insurance market. The concurrent implementation of an assigned risk plan for the private passenger motor vehicle insurance residual market and institution of competitive rating for private passenger motor vehicle insurance require CAR to change some of its operations. On October 5, 2007, the Commissioner issued the final regulation governing "managed competition" that provides the framework for the transition from the current market, in which the Commissioner sets rates, to "managed competition," which is effective April 1, 2008. The final regulation provides guidance and sets forth requirements on a number of issues related to "managed competition," including rate filing requirements. The final regulation contains a list of prohibited factors, including a prohibition of the use of credit information in rating or underwriting. In her announcement of the final regulation, the Commissioner stated that she would review whether credit information should continue to be banned after the one-year transition period ending March 31, 2009. The Commissioner has issued a number of bulletins to date providing guidance on various issues, including regulatory review standards, discounts, product form, endorsement, and new business application standards and classification plan requirements.

      On November 19, 2007, we filed our Voluntary Market Transition Rate filing with the Commissioner. On December 10, 2007, the Massachusetts Attorney General moved to initiate a hearing on our filing, alleging that the proposed rates were excessive and unfairly discriminatory. On January 9, 2008, the Commissioner held a hearing on the issues raised by the Attorney General. Specifically, the purpose of the hearing was to determine whether, as challenged by the Attorney General, the following provisions of the filing are excessive: 1) the profit provision, 2) the expense provision; 3) the acquisition provision; and 4) the loss provision. On January 25, 2008, the Commissioner issued her Opinion, Findings and Decision concluding that Commerce had met its burden of proof on the issues that were the subject of the hearing and, therefore, the filing was not disapproved. Also on January 25, 2008, the Division approved our AAA group marketing plan filings. On February 15, 2008, the Attorney General notified the Commissioner that she would not appeal the Commissioner's rate decision.

      In addition, on December 13, 2007, the Commissioner issued a notice of a separate hearing also for January 9, 2008, regarding the rate filing to determine whether Commerce improperly factored into its proposed rates (i) reductions from rate deviations applicable to two of our group marketing plans in violation of Bulletin 2007-13, and (ii) the value of bodily injury coverage in violation of Bulletin 2007-12A. The operation of the filing was not suspended pending this hearing. On January 7, 2008, we filed with the Division a corrected filing addressing the two issues set forth in the notice of hearing. On January 23, 2008, the Commissioner issued an Order closing the proceeding. The Order states that the Division completed its review of the corrected filing and concluded that the corrected filing fully resolves the issues that were the subject of the hearing.

Commonwealth Automobile Reinsurers

      A significant aspect of our automobile insurance business relates to our interaction with CAR. CAR enables Commerce and the other participating insurers to reinsure any personal automobile risk that the insurer perceives to be under-priced. CAR is responsible for the administration of the personal and commercial automobile reinsurance mechanisms in Massachusetts. Participating insurers, which are responsible for over 99% of total direct premiums written for personal automobile insurance in Massachusetts, are required to offer automobile insurance coverage to all eligible applicants pursuant to a "take-all-comers" requirement, but may reinsure under-priced business with CAR. In addition, participating insurers are obligated to accept private passenger ERPs from CAR and to provide a private passenger automobile insurance market in Massachusetts for those agencies. ERP assignments occur by line of business and may apply to personal automobile only, commercial automobile only, or both lines.

      CAR maintains separate pools for personal and commercial automobile risks. All companies writing automobile insurance in Massachusetts share in the underwriting results of CAR business for their respective product line or lines, whether or not they are servicing carriers. CAR has annually generated underwriting losses, primarily in the personal automobile pool. Accordingly, each automobile insurer attempts to develop and implement underwriting strategies that will minimize its relative share of the CAR results while maintaining acceptable loss ratios on risks not reinsured through CAR. The gap between our personal automobile market share and participation ratio has increased from 3.7% for 2005 and 4.2% for 2006 to an estimated 5.9% for 2007.

Marketing

      We market our insurance products exclusively through a network of licensed independent agents in all states, except in California and New York where we also utilize brokers. As of December 31, 2007, we had 781 agents throughout Massachusetts (of which 209 are ERPs) for Commerce and Citation, 59 agents writing business in New Hampshire, 1,764 agents and brokers in California, Oregon and Arizona for Commerce West, 945 agents in 12 states for American Commerce and 84 brokers in New York for State-Wide. Our voluntary, private passenger independent agencies may also represent other insurance companies, some of which may compete directly with us. The private passenger ERPs may represent other companies for lines of business other than personal automobile and, for these other lines, the ERPs may represent companies that compete with us. Commercial automobile ERPs write this line of business exclusively with Commerce. The independent insurance agencies are under contract with our subsidiaries and must conduct their business according to the provisions of their contracts. Voluntary contracts for Massachusetts agencies may be terminated by us upon 180 days notice to the agency or at will by the agency. Commerce and Citation may extend the termination date for renewal business to 13 months. ERP contracts may be terminated by us with 30 days notice, if the ERP violates CAR rules and our actions are upheld by the CAR Governing Committee.

      Massachusetts Business. We seek to establish long-term relationships with voluntary agencies that can generate a sizable volume of business with profitable underwriting characteristics and for which we will be among the top one or two preferred writers of private passenger automobile policies.

The following summarizes the longevity of our voluntary independent agents as of December 31:

	2007	2006

Less than five years	169	147
Five to ten years	96	91
Ten to fifteen years	90	116
More than fifteen years	217	204

      We also assess whether the mix of a prospective agency's business will expand our presence in one or more of our core product lines. In 2007, the agencies representing us in Massachusetts produced an average of approximately $1,989 of our direct written premiums per agency, a 1.4% decrease as compared to 2006. Direct premiums written in 2007 and 2006 by our Massachusetts agencies follow:

	No. of Agencies

Premium Range	2007	2006

Under $1,000	312	286
$1,000 to $2,000	227	254
$2,000 to $3,000	107	104
$3,000 to $4,000	53	49
Over $4,000	82	79

      Our three largest agencies produced $107,573, $22,768 and $17,736 of our 2007 Massachusetts direct premiums written, or approximately 6.8%, 1.4% and 1.1% of total Massachusetts direct premiums written, respectively.

      Included in the total of Massachusetts personal automobile direct premiums written are premiums that were the result of appointments of new agents. During 2007, Commerce had 40 new appointments. Of these new appointments, 35 were voluntary agents resulting in an additional $6.6 million in premiums. The remainder of the new appointments were ERPs assigned to Commerce by CAR, from which business obtained was minimal. In addition, 19 former ERPs accepted voluntary contracts during 2007.

      We carefully monitor an agency's performance. An Agency Evaluation Committee, composed of representatives of our Marketing, Underwriting, and Premium Accounting departments, uses a host of pre-established criteria (loss ratio, premium volume, business distributions, etc.) to continuously evaluate agencies. Generally, we will counsel an agency on how to improve its underwriting and profitability before we consider terminating the agency. During 2007, we terminated 40 non-ERP agencies.

      Our agencies receive commissions on policies written for us and are eligible to receive additional compensation through a profit sharing arrangement. The Commissioner had annually established a minimum average direct commission for personal automobile insurance. For qualified agents, we pay a bonus to increase compensation paid on an agent-by-agent basis, varying the amount based on premium volume, risk distribution, length of time with us, and historical profitability. Our agents' profit sharing is tied to the underwriting profit on policies written by an agency. We generally pay a qualifying agency up to 45% of the rolling three-year underwriting profit attributable to the agency's business. The arrangement for profit sharing on Massachusetts policies utilizes a three-year rolling plan, with one-third of each of the current and the two prior years' profit or loss calculations, summed to a single amount. This amount, if positive, is multiplied by the profit sharing rate and paid to the agent. To qualify for profit sharing, an agent generally must have a three-year average loss ratio of 60% or better. CAR credits for voluntary business written in under-priced territories and credits for writing youthful operators on a voluntary basis can increase the loss ratio tolerance for profit sharing. Books of business with limited credits must achieve a lower loss ratio, generally around 55%, to qualify. In 2007, our total commissions to our agencies were 19.8% of direct premiums written, of which direct commissions and profit sharing were 14.6% and 5.2%, respectively, versus total commission expense of 21.6%, of which 13.9% was direct commissions and 7.7% was profit sharing in 2006. Direct commissions are higher than the state set personal automobile minimum commission rates primarily due to negotiated commissions with agencies with better performing private passenger automobile books of business, coupled with higher commissions on non-automobile lines of business. In addition, ceded reinsurance commission returned declined to 1.7% of direct premiums written in 2007 from 3.6% in 2006, due to termination of our other-than-automobile quota share agreement. Ceded reinsurance commissions returned reduce commission expense.


      We devote substantial time and resources to the development of our information systems, which we believe have enhanced both our underwriting and our agency support. Through the use of several customized software programs, we have the ability to analyze our internal historical underwriting data and use such information in making, in our belief, more informed underwriting decisions. Our information systems also enable us to provide extensive support to our agencies. This support includes a direct billing system, which covers approximately 99% of our policyholders, and an on-line inquiry system, which allows agencies to ascertain the status of pending claims and direct bill information via the Internet. We also have over 230,000 policyholders utilizing Electronic Funds Transfer (EFT) which carry no billing service fees. The system also allows agents on-line access to manuals, reports and forms. We also offer an agency upload for personal and commercial automobile and an agency download product for personal and commercial automobile, as well as homeowners. We expect to expand these offerings from time to time. During 2007, approximately 98% of our agents had access to one or more of these systems. We offer on-line access to insureds for certain premium billing and claim information.

      We believe that, because of our compensation arrangements and our emphasis on service, we are the preferred provider for most of our agencies. Although we believe, based on annual surveys of our agencies, that our relationships with our independent agencies are excellent, any disruption in these relationships could adversely affect our business.

      Affinity Programs in Massachusetts. Since 1995, we have been a leader in affinity group marketing in Massachusetts by providing discounts to members of the AAA clubs. Based on information provided to us by the AAA clubs operating in Massachusetts, we believe that membership in these clubs represents approximately one-third of the Massachusetts motoring public. In 2007, we increased our total Massachusetts private passenger automobile written insurance exposures by 1.7%, ending 2007 with approximately 31.6% of the Massachusetts private passenger automobile market, up from 31.2% at the end of 2006. We estimate a 40% penetration of AAA members in Massachusetts. The AAA Affinity group discount has been established at 4% effective April 1, 2008, with additional special coverages for AAA members. The discount for 2007, 2006 and 2005 was 5%.

      Other-than-Massachusetts Business. American Commerce, Commerce West and State-Wide file and seek approval for premium rates with the respective divisions of insurance in the states where they do business. American Commerce competes for business primarily by using AAA-owned and operated independent agencies that offer competitively priced products and provide quality service. The independent agencies are offered compensation in the form of commission and profit sharing, based primarily on loss ratios and year-over-year volume increases. In addition, the AAA-owned agencies are also offered stock options and bonuses based on the year-over-year increase in the volume of agency business written with American Commerce. Commerce West competes for business by using independent insurance agencies and brokers that offer competitively priced products and provide quality service. Commerce West offers compensation to agents and brokers in the form of commissions and profit sharing, which are based in part on the underwriting results of the agency business written with us. Commerce offers competitively priced products and commissions to agents in New Hampshire. Profit sharing, based on loss experience, is also offered as an inducement for exceptional business. State-Wide offers competitive commissions to its New York brokers.

      During 2007 and 2006, we invested approximately $8,500 and $9,300, respectively, in several software implementation projects for the primary purpose of strengthening our business in states other than Massachusetts. Our largest initiative toward achieving this goal involves a comprehensive upgrade of our information systems. The specific objectives of this upgrade are to:


•	provide an easy-to-use, stable, robust platform that supports flexible product development and growth of market share;

•	support independent business decisions and processing needs driven by ACIC and New Hampshire business users;

•	consolidate processing of our other-than-Massachusetts, multi-state business written through American Commerce, Commerce, and Citation onto one system; and

•	enhance data integrity and control mechanisms.

In addition to upgrading our base system software, we will also implement enhanced agency upload capabilities. Specifically, the Agency Port initiative will significantly improve, we believe, our agents' ease of doing business with American Commerce, Commerce and Citation. American Commerce licensed and is implementing the Agency Port web portal for use by its club and agent partners. Commerce and Citation currently use this product for Massachusetts homeowners and have plans to use it for Commerce's New Hampshire business. The Agency Port web portal provides automated underwriting and an easy-to-use web-enabled interface for quoting American Commerce products. In the future, this product will also provide for the servicing of ACIC products, as well as the quoting and servicing of Commerce and Citation products. We began this project in late 2005, continued throughout 2006 and 2007 and completion is expected in 2008.

Underwriting

      We seek to achieve an underwriting profit, as measured by a statutory combined ratio of less than 100%, in each of our product lines. Our strategy has been designed to achieve consistent profitability with substantial growth in net premiums written during hard markets and growth that is more modest during soft markets and during Massachusetts mandated premium declines. All of our policies have been written on a "claims incurred basis," meaning that we cover claims based on occurrences that take place during the policy period. See the "Massachusetts Automobile Business" section for discussion of "managed competition" regulations.

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

      In Massachusetts, we and each of the other servicing carriers of CAR must write virtually all private passenger automobile risks submitted to us. Throughout 2007 and 2006, Massachusetts personal automobile insurance rates were fixed annually by the Commissioner. All companies writing personal automobile policies are required to use such mandated rates through April 1, 2008 unless they have received prior approval from the Commissioner to offer a lower rate, such as what we have done with our AAA affinity program. The actual premium paid by a particular policyholder, however, is adjusted, either up or down, based upon the driving record of the insured operator. Moving violations and accidents for which the insured was at fault within the most recent six year period are used to determine each operator's safe driver surcharge or credit. For January 1, 2006 policies, the SDIP changed from a "step-based" to a "point-based" system in an attempt to further improve the accuracy, and the clarity to insureds, of the plan. See "Massachusetts Automobile Business" section for discussion of new managed competition plan established by the Commissioner beginning April 1, 2008.


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

      For our business written outside of Massachusetts and other product lines within Massachusetts, including commercial lines of general liability and property insurance, rates are based in part on loss cost data from the Insurance Services Office, or ISO, which is an industry bureau providing policy forms and rate making data, and in part, on our own experience and other companies' price levels. We are not obligated by statute to accept every homeowners risk submitted to us. Accordingly, risks meeting our underwriting guidelines are accepted, and all other risks are declined or not renewed. We use ISO policy forms and have added special coverage features to meet our product needs. Rates and forms must be filed with and approved or not disapproved by the insurance commissioner in each state where we do business.

Reinsurance

      In addition to participating in CAR, we reinsure with other insurance companies, on a claims incurred basis, a portion of our potential exposure under the policies we have written. The objective of this reinsurance is to mitigate the adverse financial consequences of a severe loss under individual policies, or catastrophic occurrences where a number of claims can produce an extraordinary aggregate loss. Reinsurance does not legally discharge us from our primary liability to the insured for the full amount of the policies, but it does make the reinsurer liable to us to the extent of the reinsured portion of any loss ultimately suffered. We seek to utilize reinsurers that we consider adequately capitalized and financially able to meet their respective obligations under reinsurance agreements with us. We use a variety of reinsurance mechanisms to protect ourselves against loss. For additional information, please refer to Note L to the audited Consolidated Financial Statements included in this Form 10-K.

Involuntary Pool

      Our insurance subsidiaries are required to participate in various Property Insurance Underwriting Associations, the most significant of which is the Fair Access to Insurance Requirements Plan (FAIR Plan) in Massachusetts. The federal government reinsures those insurers participating in FAIR Plans against excess losses sustained from riots and civil disorders. The Massachusetts FAIR Plan has coastal policies which could result in losses which could be material to the FAIR Plan and participating insurance companies. Effective July 1, 2006, the Massachusetts FAIR Plan began purchasing catastrophe reinsurance; consequently, we have exposure for our proportionate share of catastrophic losses greater than their reinsurance program. Effective July 1, 2006, we entered into a catastrophe reinsurance program which covers catastrophic losses from the FAIR Plan. See Note L of Notes to Consolidated Financial Statements for further discussions.

American Nuclear Insurers (ANI)

      Our insurance subsidiaries are member companies of ANI. ANI is a voluntary association of insurers that provides property insurance protection and nuclear energy liability insurance protection. Prior to 2006, Commerce and American Commerce were assuming and ceding members. Beginning in 2006, American Commerce became a direct writing member. See Note L of Notes to Consolidated Financial Statements for further details.

Settlement of Claims

      Claims under insurance policies written by us are investigated and settled primarily by our claims adjusters at our Webster, Massachusetts headquarters. Commerce also employs investigators to address suspected insurance fraud and abuse. American Commerce settles claims at its home office in Ohio, the Company's Webster, Massachusetts headquarters and three regional claims offices located around the country. American Commerce uses the services of independent appraisal firms and independent property adjusting companies, which are also located around the country. Commerce West settles claims at its California office. In addition, Commerce West uses the services of independent appraisal firms located in California, Oregon and Arizona. State-Wide settles claims at its Hempstead, New York headquarters. If a claim or loss cannot be settled and results in litigation, we retain outside counsel to represent us.

      Based on surveys of our agency force and insureds, we believe that through our claims staff of experienced adjusters, appraisers, managers, and administrative staff, we have higher customer satisfaction than many of our competitors. All claims office staff members work closely with agents, insureds and claimants with a goal of settling claims fairly, rapidly and cost effectively.

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

Loss and Loss Adjustment Expense (LAE) Reserves

      The following table represents the development of reserves, net of reinsurance, for 1997 through 2007. The top line of the table shows the reserves at the balance sheet date for each of the indicated years, representing the estimated losses and LAE for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of successive years expressed as a percentage with respect to that year's ending reserve liability. The lower portion of the table shows the re-estimated amount as a percentage of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments and the frequency and severity of claims for individual years. Favorable loss development exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2007. Favorable development is depicted as a positive number in the line "Redundancy expressed as a percentage of year end reserves." The table shows that we have redundancies in each of the last ten years.

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

Loss and LAE Reserve Development (dollars in millions)

	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998 (1)	1997

Reserves for losses and loss
adjustment expenses	$ 904.3	$850.7	$834.7	$830.1	$792.3	$678.3	$594.2	$585.9	$558.8	$561.2	$529.8

Paid (cumulative) as a percentage
of current reserves as of:
One year later		51.4%	50.1%	50.7%	52.2%	53.0%	52.9%	54.0%	52.5%	49.3%	53.6%
Two years later			72.6	71.8	72.4	73.4	74.0	74.3	74.7	72.9	77.9
Three years later				85.8	85.4	86.5	86.3	86.0	85.9	84.4	93.0
Four years later					92.0	92.4	92.8	93.2	92.1	90.0	99.2
Five years later						96.5	95.9	96.7	96.5	93.0	102.3
Six years later							98.1	97.8	98.3	94.9	103.6
Seven years later								99.0	98.7	95.7	104.5
Eight years later									99.4	96.0	105.1
Nine years later										96.5	105.3
Ten years later											105.7
Reserves re-estimated as a
percentage of initial reserves as of:
One year later		93.6%	94.8%	92.6%	92.8%	96.3%	97.6%	94.0%	92.4%	92.9%	88.4%
Two years later			91.6	90.1	90.7	93.8	93.9	93.7	90.3	91.9	85.6
Three years later				88.6	89.8	92.7	92.7	91.8	90.3	91.3	85.1
Four years later					89.5	92.2	91.6	91.4	89.3	91.3	84.7
Five years later						91.9	91.0	90.6	89.1	88.8	84.4
Six years later							91.0	90.2	87.8	88.8	81.0
Seven years later								90.1	87.6	88.0	80.7
Eight years later									87.6	87.9	80.1
Nine years later										88.0	80.0
Ten years later											80.1
Redundancy expressed as a
percentage of year end reserves		6.4%	8.4%	11.4%	10.5%	8.1%	9.0%	9.9%	12.4%	12.0%	19.9%

Gross liability, end of year	$1,012.3	$971.9	$989.2	$990.3	$957.4	$815.6	$695.2	$684.8	$671.0	$657.0	$639.7
Reinsurance recoverables	108.0	121.2	154.5	160.2	165.1	137.3	101.0	98.9	112.2	95.8	109.9

Net liability, end of year	$ 904.3	$850.7	$834.7	$830.1	$792.3	$678.3	$594.2	$585.9	$558.8	$561.2	$529.8

Gross re-estimated liability - latest		$887.9	$864.8	$853.6	$826.1	$733.6	$634.8	$623.0	$578.8	$579.7	$563.4
Re-estimated recoverable - latest		91.7	99.9	117.9	117.3	109.9	94.4	95.3	89.2	86.1	138.9

Net re-estimated liability - latest	N/A	$796.2	$764.9	$735.7	$708.8	$623.7	$540.4	$527.7	$489.6	$493.6	$424.5

(1)

The 1998 amount includes an adjustment to add $63.1 million in loss and LAE reserves related to the purchase of American Commerce at January 29, 1999. For additional information about losses and LAE, gross and net of reinsurance, see Note E to the audited consolidated financial statements included in this Form 10-K.

NA	Not applicable for 2007.

      Included in our loss reserves are liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as lead paint, oil spills and mold. We held reserves in the amount of $655 for lead paint related claims at December 31, 2007. Our reserves for environmental claims such as oil spills and mold were $4,536 and $299 respectively, at December 31, 2007. These reserves have been established to cover claims for known losses. Because of our limited exposure to these types of claims, we believe they will not have a material impact on our financial position.

Operating Ratios

      Loss and Underwriting Expense Ratios. Loss and underwriting expense ratios are used to interpret the underwriting experience of property and casualty insurance companies on a statutory basis. Certain corporate expenses included in our loss adjustment expenses and policy acquisition costs do not impact the statutory loss and LAE ratio or the statutory underwriting ratio because they are not expenses borne by our insurance subsidiaries. Examples include a portion of book value awards (BVA) and incentive awards (IA) expense, agents' option expense, Employee Stock Ownership Plan (ESOP) expense and directors' compensation. Underwriting profit margins are reflected by the extent to which the sum of the loss and underwriting expense ratios, which we refer to as the combined ratio, is less than 100%. The combined ratio is considered the best simple index of current underwriting performance of an insurer. The ratios which follow include lines of insurance other-than-automobile. Data for the property and casualty industry generally may not be directly comparable to our data. This is because we conduct our business primarily in Massachusetts, where approximately 85.2% of our direct premiums were written for the year ended December 31, 2007 and, secondly, we primarily write personal automobile insurance.

	Year Ended December 31,

	2007	2006	2005	2004	2003

Company group statutory ratios (unaudited):
Loss and LAE ratio	64.0%	59.9%	60.8%	62.8%	73.4%
Underwriting expense ratio	28.9%	29.2%	26.5%	24.9%	22.9%

Combined ratio	92.9%	89.1%	87.3%	87.7%	96.3%

Industry combined ratio (all writers) (1)	97.2%	94.5%	96.0%	94.4%	94.4%

(1)

Source: A.M. Best's Review/Preview (January 2008) as reported by A.M. Best for all property and casualty insurance companies and adjusted to reflect our relative product mix. The 2007 industry information is estimated by A.M. Best.

      Premiums-to-Surplus Ratio. While there is no regulatory requirement applicable to us which establishes a permissible statutory net premiums-to-surplus ratio, guidelines established by the NAIC provide that this ratio should be no greater than 300%.

The premium-to-surplus ratios for the five years ended 2007 for our industry and us follow (in millions of dollars):

	2007(2)	2006	2005	2004	2003

Net premiums written by us	$1,789.9	$1,825.3	$1,736.2	$1,712.5	$1,555.5
Policyholders' surplus of our
insurance subsidiaries	$1,527.8	$1,536.0	$1,477.3	$1,290.1	$1,075.1
Our ratio	117.2%	118.8%	117.5%	132.8%	144.7%
Industry ratio(1)	82.3%	90.8%	99.7%	108.5%	117.4%

(1)	Source: A.M. Best's Review/Preview (January 2008) for all property and casualty insurance companies. The 2007 industry information is estimated by A.M. Best.
(2)	Net premiums written by us in 2007 for statutory purposes includes all twelve months of State-Wide results, while GAAP only includes periods subsequent to acquisition.

Investments

      Investment income is an important source of revenue for us, and the return on our investment portfolio has a material effect on our net earnings. Our investment strategy emphasizes investment yield while maintaining investment quality. The focus of our investment objectives continues to be investing in high quality diversified investments structured to maximize after-tax investment income while minimizing risk. A secondary objective is to achieve above average after-tax total return. Our funds are generally invested in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments.

      For additional information on our investment income and investment portfolio, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note B to the audited consolidated financial statements included in this Form 10-K.

Regulation

      Our business is subject to extensive regulation. In Massachusetts, the Commissioner of Insurance is appointed by the Governor and has broad authority. Through April 1, 2008, the Commissioner set maximum policy rates and established minimum agent commission levels on personal automobile insurance. Effective April 1, 2008, the Commissioner implemented a change from fixed-and-established rate setting to "managed competition." See "Massachusetts Automobile Business" section for further discussion. In addition, the Commissioner grants and revokes licenses to write insurance, approves policy forms, sets reserve requirements, determines the form and content of statutory financial statements and establishes the type and character of portfolio investments. The Commissioner also approves company submissions regarding affinity group insurance programs and corresponding discounts along with permitted deviations, such as safe driver deviations. Consequently, the policies and regulations set by the Commissioner are an important element of writing insurance in Massachusetts. In states other than Massachusetts, premium rates generally must be filed with, and approved or not disapproved by the Commissioner of Insurance in that particular state.

      State insurance regulators are responsible for conducting periodic examinations of insurance companies. Massachusetts Division of Insurance regulations provide that insurance companies will be examined every five years or more frequently as deemed prudent by the Commissioner. California Department of Insurance regulations provide that insurance companies will be examined every three years. Ohio Department of Insurance regulations provide that insurance companies will be examined at least every five years. New York Department of Insurance regulations provide that insurance companies will be examined at least every three years. Both Commerce and Citation were examined for the five-year period ended December 31, 2003. Commerce West was last examined in 2004 by the California Department of Insurance for the four-year period ended December 31, 2003. American Commerce was examined in 2004 by the Ohio Department of Insurance for the five-year period ended December 31, 2002. State-Wide was last examined in 2004 for the four year period ended December 31, 2003. These examinations produced no material findings.

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


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

      Rates and Commissions. Through April 1, 2008, Massachusetts personal automobile insurance rates have been fixed and generally established annually by the Commissioner. Affinity group marketing insurance programs and permitted deviations must be annually approved by the Commissioner. Effective for new and renewal policies beginning April 1, 2008, Massachusetts rates will be set under "managed competition" regulations. See "Massachusetts Automobile Business" section for further discussion. We set our voluntary Massachusetts commercial automobile insurance rates competitively, subject to the Commissioner's authority to disapprove such rates. CAR files the rate for commercial automobile risks reinsured through CAR, subject to the authority of the Commissioner to disapprove the rates, except for ceded private passenger type non-fleet business which is filed by insurance companies and approved by the Commissioner. For additional information, see "Commonwealth Automobile Reinsurers."

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

      Under the Massachusetts system of rate regulation, some personal automobile insurance risks are purposefully under-priced by the Commissioner, and therefore, absent state intervention, insurers would not ordinarily choose to write those risks. The CAR reinsurance program described below is intended to mitigate the burden imposed by under-pricing and the Massachusetts take-all-comers system, by allowing insurers to transfer the exposure for under-priced risks to an industry pool, and by granting participation credits for voluntary writing of certain under-priced risks. While credits are required by statute, the detailed credit offer is annually established by CAR and approved by the Commissioner.


      Commonwealth Automobile Reinsurers. CAR is a Massachusetts state-mandated reinsurance mechanism, under which all premiums, expenses and losses on ceded business are pooled and shared by all insurers. It is similar to a joint underwriting association because a limited number of insurers participate in the program as servicing carriers. At December 31, 2007, there were a total of 19 companies, including Commerce, that were servicing carriers for the personal automobile pool. At December 31, 2007, six insurers, including Commerce, were limited servicing carriers for the commercial automobile market. See the previous discussion of CAR's commercial program implemented in 2006 in the Massachusetts Automobile Business section, which remains in effect subsequent to the implementation of MAIP which is for private passenger automobiles.

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

      An insurer can transfer its obligations for its personal insurance policies to another insurer who formally agrees to assume these obligations. The transferring insurer is thereby relieved of future CAR obligations which otherwise would have arisen as a consequence of the business transferred. Additional information about CAR, including regulatory reform and the implementation of MAIP, is in Item 7 of this Form 10-K and "Massachusetts Automobile Business" section in Item 1.

      Insurance Holding Company Structure. As an insurance holding company, we are subject to regulation under the insurance holding company statutes of the states in which our subsidiary insurance companies are incorporated. Because our subsidiaries are members of an insurance holding company system, they are required to register with their respective Divisions of Insurance and to submit reports describing:

•	the capital structure;

•	general financial condition;

•	ownership and management of each insurer and any person or entity controlling the insurer;

•	the identity of every member of the insurance holding company system; and

•	the material outstanding transactions between the insurer and its affiliates.


California, Ohio and New York have insurance holding company laws similar to those in Massachusetts.

      Each member of the insurance holding company system must keep current the information required to be disclosed by reporting all material changes or additions within 15 days of the end of the month in which it learns of such change or addition.

      Massachusetts law prohibits a party that is not a domestic insurer from acquiring "control" of a domestic insurer or of a company controlling a domestic insurer without prior approval of the Commissioner. Control is presumed to exist if a party directly or indirectly holds, owns or controls ten percent or more of the voting stock of another party, but may be rebutted by showing that control does not exist. California, Ohio and New York have laws similar to those in Massachusetts.

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

      The aggregate amount of dividends calculated in accordance with regulations in Massachusetts, California and Ohio that could have been paid in 2007 from 2007 sources from these four insurance subsidiaries without prior regulatory approval was approximately $232,726, of which $207,870 was declared and paid during 2007. In addition, previously unused dividend capability for the last eleven years from our Massachusetts insurance subsidiaries, which can also be used for dividend issuance without regulatory approval subject to the extraordinary dividend requirements above, totaled approximately $119,604.

      New York has dividend regulations differing from those of Massachusetts, California and Ohio. As a result, State-Wide dividend capacity was not included in the above calculations. State-Wide had the ability to pay $5,572 in dividends, however, they did not pay any dividends during 2007.

During 2008, our five insurance subsidiaries have the ability to pay $228,267 in dividends without prior regulatory approval.


      Protection Against Insurer Insolvency. All insurance companies are required to participate in insurance insolvency fund programs in the states in which they write. For further information, please refer to Note K to the audited consolidated financial statements included in this Form 10-K.

      National Association of Insurance Commissioners Guidelines. The NAIC Insurance Regulatory Information System, or IRIS, was developed by a committee of state insurance regulators and is intended primarily to assist state insurance regulators in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the "usual values" on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the year ended December 31, 2007, our consolidated property and casualty operations had no ratios outside the "usual values."

      In order to enhance the regulation of insurer insolvency, the NAIC developed a formula and model law to provide for risk-based capital, or RBC, requirements for property and casualty insurance companies. The model law has been adopted in all states. RBC requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers:

(1)	underwriting, which encompasses the risk of adverse loss development and inadequate pricing;

(2)	declines in asset values arising from credit risk; and

(3)	other business risks from investments.

      Insurers having less statutory surplus than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC model formula has four levels of regulatory action. The extent of regulatory intervention and action increases as the percentage of surplus to RBC falls. The first level, defined by the NAIC as the "Company Action Level," requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. As indicated in the following table, the RBC level of each of our insurance subsidiaries at December 31, 2007 significantly exceeded the 200% RBC level requirements.

	Commerce	Citation	American Commerce	Commerce West	State- Wide

Statutory surplus	$1,127,842	$132,481	$145,647	$66,078	$55,716
200% RBC Company Action Level	211,210	24,061	19,280	8,935	4,707

Statutory surplus in excess of RBC
Company Action Level	$ 916,632	$108,420	$126,367	$57,143	$51,009

RBC amounts	$ 105,605	$ 12,030	$ 9,640	$ 4,467	$ 2,353

Percent of surplus to RBC amounts	1,068%	1,101%	1,511%	1,479%	2,368%

Competition

      The property and casualty insurance industry is highly cyclical, characterized by periods of increasing premium rates and limited underwriting capacity, followed by periods of intensive price competition and abundant underwriting capacity. The industry also is highly competitive, with a large number of companies, many of which operate in more than one state, offering automobile, homeowners, commercial property and other lines of insurance. Some of our competitors have larger volumes of business and greater financial resources than we have and some sell insurance directly to policyholders rather than through independent agents.

      Massachusetts. Our insurance products are marketed exclusively through independent agencies, including ERPs. Because most of our voluntary agencies represent more than one company, we face competition within each of these agencies. We compete for business within independent agencies by offering a more attractively priced product through our AAA discount to the consumer and by paying agents significant compensation in the form of commissions and profit sharing. We also seek to provide a consistent market, prompt servicing of policyholder claims and effective agency support services. We have agreed that we shall be the exclusive underwriter of Massachusetts personal automobile group programs for three AAA clubs, and we have agreements with them for a minimum of twenty years.


      We believe that the current Massachusetts regulatory environment requires a commitment to the market that certain companies have been unwilling to make, and thus have not established a presence or expanded their market share in Massachusetts. We believe the changes resulting from the Commissioner's "managed competition" regulations will still require a commitment that some competitors may be unwilling to make. However, these changes, as well as other potential changes, could adversely affect our business or the decision by some competitors regarding whether to commit to the market in Massachusetts. See "Massachusetts Automobile Business" section for a further discussion.

      Other States. We compete with various regional and domestic insurers, national agency companies and direct writers. Any of these competitors could undertake actions that could adversely affect our profitability, such as pricing automobile insurance premiums more aggressively or offering greater compensation to independent agencies.

Our Employees

      As of December 31, 2007, we employed 2,373 people. Commerce employed 1,887 people; American Commerce employed 261 people; Commerce West employed 102 people; State-Wide employed 123 and Citation had no employees. We are not a party to any collective bargaining agreements, and we believe our relationships with our employees are very good.

Information Available on Our Website

      We make available, free of charge, on our website (http://www.commerceinsurance.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the United States Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The following are also posted on our website and are available in print to any stockholder upon request:

•	Corporate Governance Guidelines
•	Code of Ethics
•	Nominating and Corporate Governance Committee Charter
•	Audit Committee Charter
•	Compensation Committee Charter
•	Procedures to Contact Non-Management Directors
•	Procedures to Contact the Board of Directors
•	Divisions of Insurance Annual Statements
•	MAPFRE merger proxy statement

Required New York Stock Exchange (NYSE) Certifications

      As required by Section 303A.12(a) of the NYSE Listed Company Manual, during 2007, the Company submitted a Section 12(a) CEO Certification to the NYSE for the year ended December 31, 2006. The Certification was not qualified in any respect.

      The Company filed with the Securities and Exchange Commission (SEC) as an exhibit to this Form 10-K for the year ended December 31, 2007 the CEO/CFO Certifications required under Section 302 of the Sarbanes-Oxley Act.

Executive Officers of the Registrant

The information regarding executive officers called for by regulations of the SEC is incorporated by reference from information about our executive officers in Item 10 of this Form 10-K.

ITEM 1A. RISK FACTORS

      There are various risks involved in investing in the Company, some of which are described below. Investors should carefully consider each of the following factors and all of the other financial information in this annual report, including the information incorporated by reference.

The pending merger with MAPFRE may be delayed or may not occur.

      On October 30, 2007, we entered into the MAPFRE Merger Agreement, pursuant to which an indirect wholly-owned subsidiary of MAPFRE will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming an indirect wholly-owned subsidiary of MAPFRE. Completion of the proposed MAPFRE merger is subject to various customary closing conditions including, but not limited to, insurance regulatory approval. We currently expect that the MAPFRE merger will be completed in 2008, likely late in the first quarter or early in the second quarter. It is possible, however, that factors outside of our control could require the parties to complete the MAPFRE merger at a later time or not to complete it at all. Delay or failure to consummate this merger could have a negative impact on the price of our common stock.

Regulatory or legislative changes to enhance competition in Massachusetts have been enacted effective April 1, 2008 and could adversely affect our market share and profitability.

      Commencing April 1, 2008, the Massachusetts private passenger automobile market will be subject to two significant changes. Through March 31, 2008, the Commissioner fixed-and-established private passenger automobile rates. However, after this time, each insurer is permitted to file and use its own rates subject to disapproval by the Commissioner, under "managed competition" regulations. In addition, the Commissioner has implemented the MAIP, an assigned risk plan, as an ultimate replacement for CAR, a reinsurance association. See "Massachusetts Automobile Business" in Item 1 for a full description. Together, these changes will significantly alter the Massachusetts private passenger marketplace. We cannot estimate how these changes will effect our business. Adverse results could include loss of market share, decreased revenue and/or increased costs. Additional competitors may enter the marketplace in response to these changes. An assigned risk plan may prove to be more costly than CAR.

We are primarily a personal automobile insurance carrier, and therefore our business may be adversely affected by changing conditions in the industry.

      Approximately 80.6% of our direct premiums written for the year ended December 31, 2007 were generated from personal automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the personal automobile insurance industry could have a material adverse effect on our results of operations and financial condition. Factors that negatively affect cost trends and our profitability include inflation in automobile repair costs, automobile parts costs, used car prices and medical care costs. Increased litigation of claims may also adversely affect loss costs. In addition, these developments in the personal automobile insurance industry would have a disproportionate effect on us, compared to insurers that are more diversified across multiple business lines.

We write a substantial portion of our business in Massachusetts, and therefore our business may be adversely affected by changing conditions and adverse legislative, regulatory and judicial decisions in Massachusetts.

      Approximately 85.2% of our direct premiums written for the year ended December 31, 2007 were generated in Massachusetts. Therefore, our revenues and profitability are subject to prevailing regulatory, economic, demographic, competitive and other conditions, including weather-related events as described below, and regulatory and judicial decisions in Massachusetts. Changes in any of these conditions or the rendering of an adverse regulatory and judicial decision could make it more costly or difficult for us to conduct our business. In addition, these developments would have a disproportionate effect on us, compared to insurers that do not have such a geographic concentration.

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

      In addition, we have exposure to an increase in claims frequency and severity under the homeowners and other property insurance we write because property damage may result from severe weather conditions. Some catastrophes are restricted to small geographic areas; however, hurricanes, coastal storms, tornadoes, winter storms, windstorms, earthquakes, terrorist attacks and other man-made catastrophes may produce significant damage over large, heavily populated areas. Although we participate in a reinsurance program to limit our exposure to these types of natural catastrophes, we would have no reinsurance recoveries for a single event catastrophe to the extent that the total loss exceeds $550,000. We would have limited reinsurance coverage for terrorist events. A limited amount of our commercial business is covered under the federally enacted Terrorism Risk Insurance Program. Although we attempt to manage our exposure to such events, a single catastrophic event could affect multiple geographic zones or the frequency or severity of catastrophic events could exceed our estimates. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our financial condition or results of operations.

      We are part of a joint underwriting association that provides excess loss coverage to nuclear power plants and related facilities. Our maximum exposure in 2007 in the event of a catastrophic loss at an insured nuclear facility was $12,000 for domestic risks and $11,000 for foreign risks. For 2008, these exposure amounts increased to $15,000 and $15,000, respectively.

If we are not able to attract and retain independent agents, our business could be adversely affected.

      We market our insurance primarily through independent agents. We must compete with other insurance carriers for the business of these independent agents. Additionally, most agents represent more than one company, which means we face competition within each agency. Some of our competitors may offer a larger variety of products, lower prices for insurance coverage or higher compensation. While we believe that the compensation and services we provide to our agents are competitive with other insurers, changes in compensation, services or products offered by our competitors could make it harder for us to attract and retain independent agents to sell our insurance products.


If our affinity relationship with one or more AAA clubs, especially in Massachusetts, were to be terminated, we would lose a significant avenue for our affinity programs, which would likely lead to a decline in our sales of personal automobile insurance products, that would then adversely affect our business and results of operations.

      Since 1995, we have actively pursued affinity group marketing programs, which provide participating groups with a means of purchasing discounted private passenger automobile insurance through associations and employer groups. The AAA affinity program is the largest of these affinity programs. This is especially true in Massachusetts, where a significant portion of our Massachusetts premiums written is derived through the AAA affinity program. Direct written premiums written through the AAA affinity program during 2007 totaled $643,463, or 34.6% of total direct written premiums or 40.6% of Massachusetts direct written premiums.

      In Massachusetts, we are the exclusive underwriter of personal automobile group programs for three AAA clubs. We have agreements with these clubs for a minimum of twenty years from their inception in 2007.

      Direct premiums written by American Commerce in the top five states in which American Commerce writes business, excluding Arizona, represented $134,328, or 75.5% of American Commerce's direct premiums written and 8.5% of our total direct premiums written in 2007. Furthermore, all of American Commerce's business in each of these states is generated by one or more insurance agencies owned by a single AAA club in that state, with limited exceptions.

      We have particularly significant relationships with AAA SNE that are important to various aspects of our business. Since 1995 we have maintained an exclusive affinity group marketing relationship with a Massachusetts agency controlled by AAA SNE. In 2007, that agency wrote the greatest amount of our Massachusetts personal automobile business, accounting for $107,573, or 6.8% of our total direct premiums written. AAA SNE also controls a Rhode Island insurance agency that in 2007 produced $27,609 of direct premiums written for our subsidiary American Commerce, representing 1.7% of our total direct premiums written for that year. In addition, AAA SNE owns a 5% equity interest in ACIC Holding, the holding company of American Commerce, Commerce West and State-Wide that is 95% owned by us. In addition, we have a 1.5% quota share agreement with an insurance subsidiary of AAA SNE. Effective January 1, 2008, the quota share rate increased to 2.25%.

      During each year that the Commissioner fixes and establishes the rates for private passenger automobile insurance, the AAA Club must exclusively sell Commerce's private passenger automobile insurance products, and the AAA Club shall not sell private passenger automobile insurance products of any company other than Commerce. If the Commissioner does not fix and establish rates for private passenger automobile insurance, the AAA Club must place or maintain with Commerce no less than 50% of its private passenger automobile insurance business, as measured in direct written premiums, so long as the prices of Commerce's private passenger automobile products are reasonably competitive.

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

      As a holding company with no direct operations and whose only significant assets are the capital stock of our subsidiaries, we rely on net investment income, and dividends and other permitted payments from our subsidiaries to pay our expenses. Our subsidiaries may not be able to generate cash flow sufficient to pay a dividend or distribute funds to us. In addition, applicable state laws that regulate the payment of dividends by our insurance subsidiaries could prohibit such dividends or distributions. Under Massachusetts law, an insurer may pay cash dividends only from earnings and statutory surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate in relation to its financial needs. Following the declaration and payment of such dividends, the insurer must file a report with the Commissioner. A Massachusetts insurance company may not pay an extraordinary dividend or distribution unless the insurer gives the Commissioner at least 30 days' prior notice of the declaration and the Commissioner does not disapprove of the plan of payment prior to the date of such payment. An extraordinary dividend or distribution includes any dividend or distribution whose fair market value together with other dividends or distributions made within the preceding 12 months exceeds the greater or 10% of surplus, or net income for the 12 month period ending the 31st day of December. California and Ohio have laws similar to those in Massachusetts regulating the payment of dividends by insurance companies. If our insurance subsidiaries cannot pay dividends in future periods we may have difficulty servicing our debt, paying dividends on our shares of common stock and meeting our holding company expenses. New York has dividend regulations differing from those of Massachusetts, California and Ohio. State-Wide did not pay any dividends during 2007.

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

      General Regulation. We are subject to regulation by government agencies in Massachusetts, as well as in the other states in which we operate, and we must obtain prior approval for certain corporate actions. In Massachusetts, for example, we must comply with regulations involving:

•	mandatory underwriting, commonly known as take-all comers regulations;

•	transactions between an insurance company and any of its affiliates;

•	the payment of dividends;

•	the acquisition of an insurance company or of any company controlling an insurance company;

•	approval or filing of premium rates and policy forms;

•	approval of the SDIP and rating factors;

•	solvency standards;

•	minimum amounts of capital and surplus that must be maintained;

•	limitations on types and amounts of investments;

•	restrictions on the size of risks that may be insured by a single company;

•	limitations on the right to cancel or choose not to renew policies in some lines;

•	regulation of the right to withdraw from markets or terminate involvement with agencies;

•	requirements to participate in residual markets, such as CAR, or other state-mandated insurance pools or assigned risk plans;

•	licensing of insurers and agents;

•	deposits of securities for the benefit of policyholders; and

•	reporting with respect to financial condition.

      The other states in which we operate have similar regulations. In addition, insurance department examiners from Massachusetts, California, Ohio and New York perform periodic financial and market conduct examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than security holders.


      Massachusetts requires that all licensed property and casualty insurers bear a portion of the losses suffered by some insureds as a result of impaired or insolvent insurance companies. In 2006 and 2005, we were assessed $1,231 and $128, respectively, by the Massachusetts Insurance Insolvency Fund (MIIF) as our portion of these losses. In 2007, we received a net refund of $41. In addition, Massachusetts has established an underwriting association in order to ensure that property insurance is available for owners of high risk property who are not able to obtain insurance from private insurers. The losses of this underwriting association are shared by all insurers that write property and casualty insurance in Massachusetts. We are assessed from time to time to pay those losses. The effect of these assessments could reduce our profitability in any given period and limit our ability to grow our business. Additionally, Commerce West, American Commerce and State-Wide are domiciled in California, Ohio and New York, respectively, and are each covered by similar associations in the states in which they do business. These associations operate similarly to the Massachusetts association described above. In 2007, 2006 and 2005, we were assessed (refunded) $35, $(224) and $76, respectively, by these associations.

      We are unable to predict future changes in the political, economic or regulatory environments in Massachusetts and other states. We cannot assure you that insurance-related laws and regulations will not become more restrictive in the future or that new laws will not be enacted, and we cannot predict the potential effects on us of any such laws and regulations.

      Commonwealth Automobile Reinsurers Program and Massachusetts Automobile Insurance Plan. We are subject to the extensive regulation of the private passenger and commercial automobile insurance industry in Massachusetts, and our ability to earn profits may be restricted by these requirements. Owners of automobiles are required to demonstrate minimum automobile insurance coverage prior to registration. Through March 31, 2008, we are required by law to issue a policy to any applicant who seeks it. On the basis of our market share, we are assigned ERPs. In addition, we are required to participate in the state-mandated reinsurance program run by CAR, to which we may cede risks that we believe are underpriced and from which we are allocated a portion of the program's overall losses. Since its inception, CAR has annually generated underwriting losses, primarily in the personal automobile pool. All companies underwriting automobile insurance in Massachusetts share in the underwriting results of the CAR business for their respective product line or lines. A company's proportionate share of the CAR personal automobile results is based on its market share, adjusted by a utilization formula such that, in general, a company's participation ratio is disproportionately and adversely affected if its relative use of CAR reinsurance exceeds that of the industry, and favorably affected if its relative use of CAR reinsurance is less than that of the industry. Participation in the CAR commercial automobile results is based on a company's voluntary market share. Finally, for the personal automobile CAR pool, an insurer's participation ratio may be affected by credits received for not reinsuring through CAR automobile risks in selected underpriced classes and territories. An insurer's participation ratio will be favorably affected if its relative use of credits exceeds that of the Massachusetts industry. Credit values are set annually by CAR, and we cannot forecast whether the yearly changes will be beneficial or detrimental to the results of our personal automobile insurance business.

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

      Effective April 1, 2008, the Commissioner has implemented rules which will institute an assigned risk plan, the MAIP, to provide private passenger automobile insurance for those individuals unable to obtain insurance voluntarily. The MAIP is planned to ultimately replace the private passenger portion of CAR. An assigned risk plan will place these individuals directly with an assigned insurance company. These rules become effective April 1, 2008 for certain new business, July 1, 2008 for SDIP Point 10 and above new and renewal business and April 1, 2009 for all business except clean-in-three renewals. Until April 1, 2009, an assigned risk company's quota share of MAIP will be based upon the carrier's voluntary market share for the twelve month period ending June 30, 2007. Thereafter, a carrier's quota share of MAIP will be based upon their latest twelve month voluntary exposure based market share. To encourage voluntary placement of risks, a carrier's quota share of MAIP will be adjusted downward for writing voluntary business with SDIP points 10 and above, as well as business within designated rate classes and territory combinations.

New claim, coverage and regulatory issues in the insurance industry may adversely affect us.

      As insurance industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims, coverages and underwriting may emerge. The issues can have a negative effect on our business by either extending coverage beyond our underwriting intent or by increasing the size of claims. Recent examples of emerging claims, coverage and underwriting issues include:

•

a growing trend of plaintiffs targeting automobile insurers in purported class action litigation relating to claims-handling practices such as total loss evaluation methodology and cases outside of Massachusetts alleging that insureds are entitled to recover the inherent diminution in the value of their vehicles involved in accidents;

•	increases in the number and size of water damage claims, including those related to expenses for testing and remediation of mold conditions;

•	the use of an applicant's credit rating as a factor in making risk selection and pricing decisions;

•	the availability of coverages that pay different commission levels to agents depending upon premium level; and

•	coverage for wind versus flood damage.

These and other unforeseen emerging claim, coverage and underwriting issues could negatively affect our results of operations or our methods of doing business.

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

      We expect that our primary focus will continue to be our core business in Massachusetts and on enhancing our geographic diversity by increasing the proportion of business that we originate from the other states where we now have a presence. In addition, we have sought and may continue to seek to take advantage of opportunities that may arise to expand our core business into other states where we believe the independent agent distribution channel is strong or where American Commerce is able to establish new relationships with AAA clubs. Other than our previously announced expansion into New Jersey, we do not currently have other expansion plans, other than in the states in which we currently write business. As a result of a number of factors, including the difficulties of finding appropriate expansion opportunities and the challenges of operating in an unfamiliar market, we may not be successful in finding opportunities to expand into other states or in taking advantage of opportunities that we may identify. We have not dedicated a specific amount of resources toward any of those diversification strategies for states in which we do not have a presence. There can be no assurance that any of the aforementioned strategies will ultimately be successful.

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

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

      Our results of operations depend in part on the performance of our invested assets. We had fixed maturity, preferred and common stock and preferred stock mutual fund investments with a market value of $2.6 billion at December 31, 2007 that are subject to:

•

market value risk, which is the risk that our invested assets will decrease in value due to a change in the prevailing market yields on our investments, an unfavorable change in the liquidity of an investment or an unfavorable change in the financial prospects or a downgrade in the credit rating of the issuer of an investment or one or more other factors;

•

reinvestment risk, which is the risk that interest rates will decline, an investment will be redeemed and we will not be able to reinvest the proceeds in a comparable investment that provides a yield equal to or greater than the investment which was redeemed; and

• liquidity risk, which is the risk that we may have to sell assets at an undesirable time and/or price to provide for payment of claims or other liabilities.

      In addition, our investment portfolio is subject to risks inherent in the domestic and international capital markets. The functioning of those markets, the value of our investments and our ability to liquidate investments on short notice may be adversely affected if those markets are disrupted by national or international events including, without limitation, wars, terrorist attacks, recessions or depressions, high inflation or a deflationary environment, the collapse of governments or financial markets and other factors or events.

      Our fixed-maturity investment portfolio includes mortgage-backed and other asset-backed securities. As of December 31, 2007, mortgage-backed securities and other asset-backed securities constituted approximately 21.5% of our cash and invested assets. As with other fixed maturity investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities and other asset-backed securities are paid more quickly, requiring us to reinvest the proceeds at the then current market rates.


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

      We continue to monitor the effects of changing interest rates on the value of our fixed maturity and preferred stock investments. We estimate that a 200 basis point immediate increase in market interest rates would decrease the fair value of those investments at December 31, 2007 by 13.6%, or $328,754.

Our ownership interests in closed-end preferred stock mutual funds may cause our capital gains (losses) and corresponding net earnings to be more volatile than many other similar companies.

      Our net earnings have been significantly affected by our ownership interests in closed-end preferred stock mutual funds that we account for using the equity method of accounting. For our investment in any fund in which we own 20% or more of the fund's share, the equity method of accounting requires us to categorize as a realized investment gain or loss the change in the net asset value of that fund as compared to the end of the immediately preceding fiscal quarter. These funds primarily invest in preferred stock and, therefore, an increase in interest rates would cause a significant decrease in the respective net asset values of those funds and, as a direct consequence, a significant increase in the net realized investment losses that we would recognize for those investments. As of December 31, 2007, we had investments in one fund, with a carrying value of $162,228, in which we own more than 20% of the fund's shares and therefore account for it under the equity method of accounting.

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

      We use an unrelated third party service vendor, CGI Technologies and Solutions, Inc. (CGI Tech), to provide rating and policy production data to us for use in underwriting our Massachusetts personal and commercial automobile policies. CGI Tech is a wholly-owned subsidiary of CGI Group, Inc., a provider of information technology services with which we have done business since the 1970s. CGI Tech may terminate the service agreement only in the event of a material breach of the agreement by us or upon our insolvency. The agreement also provides that if CGI Tech is no longer able to make the service available, we have the option to license immediately the software used by CGI Tech for a one-time fee of $250.

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

      The term of our service agreement with CGI Tech is to run until December 31, 2011. The service agreement provides for CGI Tech to convert to a new processing system. For a copy of the addendum to the service agreement, see Item 15, "Exhibits and Financial Statement Schedules," contained elsewhere in this report.

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

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

      The acquisition and integration of other similar property and casualty insurance companies is an element of our growth and diversification strategy. This strategy depends on identifying suitable acquisition opportunities and reaching mutually agreeable terms with acquisition candidates. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs or utilize significant resources. Further, acquisitions may result in dilution for the owners of our common stock, our incurrence of debt and contingent liabilities and fluctuations in quarterly results. In addition, the businesses and other assets we acquire may not achieve the financial results that we expected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      We do not have any unresolved written comments regarding our periodic or current reports that were received from the staff of the United States Securities and Exchange Commission not less than 180 days before December 31, 2007.

ITEM 2. PROPERTIES

      We conduct our operations for our property and casualty - Massachusetts segment from approximately 436,000 square feet of space in several buildings that we own in Webster, Massachusetts, which is located approximately 50 miles southwest of Boston. Our data processing and operational departments are housed in modern office buildings. Our property and casualty - Other than Massachusetts segment consists primarily of the operations of Commerce West, State-Wide and American Commerce. Commerce West currently leases approximately 22,000 square feet of office space in Pleasanton, California. American Commerce conducts its operations from approximately 40,000 square feet of space in a building it owns located on a two acre site in Columbus, Ohio. American Commerce also leases property at three district claims offices. State-Wide conducts its operations from approximately 24,000 square feet of space in a building it owns in Hempstead, New York.

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


      The Court's Order does not resolve all of AAA Arizona's claims against American Commerce, the resolution of which will require a trial. The parties have submitted the case to nonbinding mediation. If the case is not resolved at mediation, we expect the Court will hold a hearing on June 6, 2008, at which time the Court is likely to set a trial date. We intend to continue to defend vigorously against AAA Arizona's claims.

Commerce Bancorp

      As previously disclosed, Commerce Insurance, which has been writing business in Massachusetts for more than 34 years under the names and marks The Commerce Insurance Company and Commerce Insurance Company, holds Massachusetts state registrations for those marks, but no federal registrations. In February 2006, Commerce Insurance filed a complaint and motion for preliminary injunction against Commerce Bancorp, Inc., a New York Stock Exchange-listed financial services company, and its subsidiary Commerce Banc Insurance Services, Inc., f/k/a Commerce Insurance Services, Inc., both of Cherry Hill, New Jersey, based on the belief that they were on the verge of entering Massachusetts to provide a variety of insurance services under variants of the mark Commerce Insurance. Commerce Bancorp had acquired or was seeking to acquire federal registrations for marks including the words "Commerce" and "Insurance."

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

      In addition, the defendants agreed to include on their website appropriate disclaimer language to reflect the permitted use of the names or marks in the respective states as provided in the Agreement. The Court approved the settlement and closed the case on October 1, 2007.

CSAA

      As previously disclosed, on April 25, 2007, California State Automobile Inter-Insurance Bureau (CSAA) filed a lawsuit in the Superior Court of California, County of Alameda, against Commerce West, American Commerce, and CGI. In that lawsuit, styled California State Automobile Association Inter-Insurance Bureau v. The Commerce Insurance Group, Inc. et al., CSAA alleged that, through the hiring of several CSAA employees, the defendants misappropriated CSAA's trade secrets or proprietary information, intentionally interfered with a confidentiality agreement between CSAA and one of those employees, engaged in unfair business practices and unfair competition, and has been and will be unjustly enriched. CSAA cited in support of its allegations the Company's hiring of Lawrence R. Pentis, and the Company's subsequent hiring of three other former CSAA employees. Mr. Pentis is a Commerce Group Executive Vice President and the Chief Operating Officer and Executive Vice President of American Commerce and State-Wide.


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

      On August 27, 2007, we filed a motion to dismiss seven of the eight causes of action alleged in the First Amended Complaint. On November 26, 2007, the Court granted our motion to dismiss but provided CSAA further leave to amend five of the seven counts dismissed by the Court. The Court's dismissal of the remaining two counts (conversion and civil conspiracy) was without leave to amend.

      On January 10, 2008, CSAA filed its Second Amended Complaint against Commerce West, American Commerce, and CGI. The Second Amended Complaint contains four counts that restate CSAA's prior allegations that, through the hiring of several CSAA employees, the Company misappropriated CSAA's trade secrets or proprietary information, intentionally interfered with a confidentiality agreement between CSAA and one of those employees, and engaged in unfair business practices and unfair competition. CSAA seeks injunctive relief, including prohibiting the Company from using CSAA's alleged trade secret or proprietary information or from soliciting CSAA's employees. CSAA also seeks money damages in an unspecified amount, exemplary damages, and attorneys' fees and costs.

      On February 11, 2008, the Company filed a motion to dismiss three of the four causes of action alleged in the Second Amended Complaint. A hearing on the Company's motion is scheduled for March 20, 2008.

      The Company is unable to predict with certainty the outcome of the CSAA proceeding, however, based upon the information available to the Company as of the date of this report, the Company does not believe that potential consequences of CSAA's claims, if proven, would have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol "CGI." The high, low and close prices for shares of our common stock and quarterly cash dividends paid for 2007 and 2006 follow.

	2007				2006

	High	Low	Close	Dividend	High	Low	Close	Dividend

First Quarter	$31.00	$27.75	$30.04	$0.30	$29.68	$25.77	$26.42	$0.225
Second Quarter	35.78	29.89	34.72	0.30	31.07	25.89	29.54	0.250
Third Quarter	35.95	26.92	29.47	0.30	30.97	28.40	30.05	0.250
Fourth Quarter	36.99	28.03	35.98	0.30	32.00	29.17	29.75	0.250

				$1.20			Total	$0.975

      As of January 31, 2008, we had approximately 808 stockholders of record. This number does not include beneficial owners whose shares are held in "street name" or held in accounts for approximately 2,480 participants of our Employee Stock Ownership Plan.

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

      A portion of our cash flow consists of dividends received from Commerce Holdings, Inc. (CHI), which receives dividends from Commerce and Citation. The payment of any cash dividends to holders of common stock by us therefore depends on the receipt of dividend payments from CHI. To the extent our insurance subsidiaries are restricted from paying dividends, CHI will be limited in its ability to pay dividends to us. The payment of dividends by our insurance subsidiaries is subject to limitations imposed by Massachusetts law for Commerce and Citation, Ohio law for ACIC, California law for Commerce West and New York law for State-Wide, as discussed in Item 1 of this report under "Regulation."

      In November 2001, the Board of Directors authorized a stock buy-back program to purchase 4,000,000 shares of our common stock. In November 2006, the Board of Directors authorized an increase of 3,526,132 shares in the repurchase program to 5,000,000 shares. In May 2007, the Board of Directors again increased the buy-back program to 5,000,000 shares, an increase of 2,931,733 shares. At December 31, 2007, no shares remained to be purchased under these authorizations. No treasury stock repurchases occurred during the fourth quarter of 2007.

We will provide, upon written request and without charge, a copy of this Form 10-K. Requests must be directed to:

Name:	Randall V. Becker
Title:	Senior Vice President and Chief Financial Officer
Address:	211 Main Street
Webster, MA 01570

COMMON STOCK PERFORMANCE

      The graph below compares the cumulative total stockholder return on the shares of our common stock for the last five years with the cumulative total return of the New York Stock Exchange Market Index and a property and casualty industry group established by Value Line (Value Line Property/Casualty Industry Group). The Value Line Property/Casualty Industry Group is composed of 22 companies.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG THE COMMERCE GROUP, INC., NYSE MARKET INDEX AND PEER GROUP INDEX

DOLLARS
250
225
200
175
150
125
100
2002
2003
2004
2005
2006
2007
THE COMMERCE GROUP, INC.
VALUE LINE PROPERTY/CASUALTY INDUSTRY GROUP
NYSE MARKET INDEX

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

The Commerce Group, Inc.	$100	$109	$173	$166	$179	$224
Value Line Property/Casualty	$100	$121	$133	$146	$170	$180
New York Stock Exchange Market Index	$100	$130	$146	$158	$186	$195

This line graph assumes an investment of $100 in our common stock, the New York Stock Exchange Market Index and the Value Line Property/Casualty Industry Group on December 31, 2002 and reinvestment of all dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The data below should be read in conjunction with the consolidated financial statements, related footnotes, and other financial information included herein. All dollar amounts are in thousands, except per share data.

	2007	2006	2005	2004	2003

Statement of Earnings Data
Direct premiums written	$1,857,658	$1,864,153	$1,874,231	$1,838,241	$1,658,969
Net premiums written	1,780,331	1,825,278	1,736,191	1,712,543	1,555,499
Earned premiums	1,816,967	1,760,700	1,709,924	1,638,833	1,445,628
Net investment income	159,796	143,563	123,211	115,711	92,183
Net realized investment gains (losses)	(26,308)	16,643	22,907	23,628	76,103
Total revenues	1,982,447	1,949,469	1,884,381	1,806,571	1,640,822
Losses and LAE	1,171,431	1,068,484	1,050,097	1,044,840	1,070,147
Policy acquisition costs	524,958	516,237	463,386	439,232	350,250
Total expenses	1,714,717	1,603,049	1,531,776	1,502,385	1,421,517
Net earnings	190,903	241,535	243,912	214,431	160,943
Comprehensive income	92,469	282,618	220,699	201,751	164,762

Per Share Data(1)
Net earnings per share -- basic	$3.01	$3.57	$3.63	$3.27	$2.51
Net earnings per share -- diluted	2.97	3.55	3.60	3.25	2.49
Cash dividends paid per share	1.20	0.975	0.735	0.655	0.635
Stockholders' equity per share	21.87	22.53	19.39	16.75	14.23

Balance Sheet Data
Total investments	$2,840,343	$3,070,842	$2,765,329	$2,527,733	$2,211,099
Premiums receivable	454,221	481,187	475,112	459,775	408,894
Total assets	3,914,687	4,111,451	3,927,010	3,612,243	3,211,286
Unpaid losses and loss adjustment
expenses	1,012,271	971,949	989,196	990,260	957,353
Unearned premiums	918,335	935,385	933,160	902,566	810,462
Bonds payable	298,791	298,589	298,388	298,186	297,984
Stockholders' equity	1,316,924	1,503,271	1,305,069	1,116,156	912,211
Dividends paid	75,954	65,986	49,414	43,032	40,641

Key Performance Ratios
Return on equity	12.7%	18.5%	21.9%	23.5%	20.4%

Loss and LAE ratio	64.5%	60.7%	61.4%	63.8%	74.0%
Underwriting expense ratio	29.5	28.5	27.3	26.2	23.5

Combined ratio	94.0%	89.2%	88.7%	90.0%	97.5%

___________________
(1)	Adjusted for the June 2006 two-for-one stock split.

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

Business Overview

      We provide personal and commercial property and casualty insurance primarily in Massachusetts and in other states. Our core product lines are personal automobile, homeowners and commercial automobile. We market our products exclusively through our network of independent agents in all states, except California and New York, where we use agents and brokers. Our primary business strategy is to focus on the personal automobile insurance market in Massachusetts and to grow and diversify by increasing the proportion of our business written in other states in which we currently have a significant presence, primarily from Commerce West, American Commerce and State-Wide and by expanding into the New York and New Jersey personal lines markets.

      We manage our business in four reportable segments: property and casualty insurance - Massachusetts; property and casualty insurance - other than Massachusetts; real estate and commercial lending; and, corporate and other.

      Our ability to capitalize on our business strengths and implement our strategies is subject to particular risks. For a discussion of these risks, see Item 1A, "Risk Factors," contained elsewhere in this Form 10-K.

Massachusetts Automobile Business

      Overview. We have been the largest writer of personal property and casualty insurance in Massachusetts in terms of market share of direct premiums written since 1990. Our estimated share of the Massachusetts personal automobile market increased to 31.6% for the year through November 30, 2007, significantly exceeding our two nearest competitors, Safety Insurance Group, Inc. and Arbella Insurance Group, who maintained an estimated 11.4% and 9.4% market shares, respectively.

      In Massachusetts, private passenger automobile insurance is subject to extensive regulation. Owners of automobiles are generally required to demonstrate certain minimum automobile insurance coverages as a prerequisite to registering any automobile. With very limited exceptions, private passenger automobile insurers are required through March 31, 2008, by law to issue a policy to any applicant seeking to obtain such coverages, commonly known as the "take-all-comers" requirement. Marketing and underwriting strategies for companies operating in Massachusetts are limited by maximum premium rates and minimum agency commission levels for personal automobile insurance, both of which are mandated by the Commissioner.

Overview of Massachusetts Regulatory Environment

The Massachusetts regulatory environment for personal automobile insurance has been characterized by the following key principles:

• requiring personal automobile insurers to issue a policy to any eligible applicant who seeks one, known as the "take-all-comers" requirement,

•

fixing maximum personal automobile rates, which has the effect of keeping premiums artificially low on specific high risk segments of the market, such as urban and youthful drivers, effectively imposing higher premiums on lower risk segments,

•

assigning certain agents that have not been able to obtain a voluntary contract with another insurer, known as Exclusive Representative Producers, or ERPs, to servicing carriers on the basis of market share,

• apportioning losses incurred by the state-mandated residual market run by CAR,

• mandating that higher compulsory and optional coverages be offered to all eligible drivers, and

• establishing minimum agency commissions.


Massachusetts Personal Automobile Regulatory Reform

      Since 1977, the Commissioner has chosen to fix-and-establish private passenger motor vehicle insurance rates for the entire industry on an annual basis. On July 16, 2007, the Massachusetts Division of Insurance issued its Opinion, Findings and Decision on the Operation of Competition in Private Passenger Motor Vehicle Insurance in 2008, in which it determined that competition in the Massachusetts private passenger motor vehicle insurance market was sufficient such that the Commissioner cannot fix-and-establish rates for 2008. Accordingly, effective April 1, 2008, each insurer is permitted to file and use its own rates subject to disapproval by the Commissioner.

      Also on July 16, 2007, the Division issued a decision approving rules that will implement an assigned risk plan, the MAIP, to provide private passenger automobile insurance for those individuals unable to obtain insurance voluntarily, ultimately to replace CAR for private passenger automobiles. The MAIP will assign these individuals directly to an insurance company. Beginning on April 1, 2008, new and renewal business with ten or more SDIP points on their driving record, along with new business previously not insured in Massachusetts for the last twelve months, will be eligible for the MAIP. Based on this criterion, we estimate that approximately 6% of the market will be eligible to be placed in the MAIP from April 1, 2008 through March 31, 2009. All business will be eligible for the MAIP beginning on April 1, 2009; however, insurers may not non-renew risks that have had no SDIP points for the most recent three-year period (clean-in-three risks), with certain exceptions, through March 31, 2011.

      In announcing the Division's decisions on July 16, 2007, the Commissioner stated that the effect of these two decisions will be to introduce "managed competition" to the Massachusetts private passenger automobile insurance market. The concurrent implementation of an assigned risk plan for the private passenger motor vehicle insurance residual market and institution of competitive rating for private passenger motor vehicle insurance require CAR to change some of its operations. On October 5, 2007, the Commissioner issued the final regulation governing "managed competition" that provides the framework for the transition from the current market, in which the Commissioner sets rates, to "managed competition" which is effective April 1, 2008. The final regulation provides guidance and sets forth requirements on a number of issues related to "managed competition," including rate filing requirements. The final regulation contains a list of prohibited factors, including a prohibition of the use of credit information in rating or underwriting. In her announcement of the final regulation, the Commissioner stated that she would review whether credit information should continue to be banned after the one-year transition period ending March 31, 2009. The Commissioner has issued a number of bulletins to date providing guidance on various issues including regulatory review standards, discounts, product form, endorsement, new business application standards and classification plan requirements.

      On November 19, 2007, we filed our Voluntary Market Transition Rate filing with the Commissioner. On December 10, 2007, the Massachusetts Attorney General moved to initiate a hearing on the filing, alleging that the proposed rates were excessive and unfairly discriminatory. On January 9, 2008, the Commissioner held a hearing on the issues raised by the Attorney General. Specifically, the purpose of the hearing was to determine whether, as challenged by the Attorney General, the following provisions of the filing are excessive: 1) the profit provision, 2) the expense provision; 3) the acquisition provision; and 4) the loss provision. The hearing occurred on January 9 and 10, 2008. On January 25, 2008, the Commissioner issued her Opinion, Findings and Decision concluding that Commerce had met its burden of proof on the issues that were the subject of the hearing and, therefore, the filing was not disapproved. Also on January 25, 2008, the Division approved our AAA group marketing plan filings.

      In addition, on December 13, 2007, the Commissioner issued a notice of a separate hearing also for January 9, 2008, regarding the rate filing to determine whether Commerce improperly factored into its proposed rates (i) reductions from rate deviations applicable to two of our group marketing plans in violation of Bulletin 2007-13, and (ii) the value of bodily injury coverage in violation of Bulletin 2007-12A. The operation of the filing was not suspended pending this hearing. On January 7, 2008, we filed with the Division a corrected filing addressing the two issues set forth in the notice of hearing. On January 23, 2008, the Commissioner issued an Order closing the proceeding. The Order states that the Division completed its review of the corrected filing and concluded that the corrected filing fully resolves the issues that were the subject of the hearing.

Commonwealth Automobile Reinsurers

      A significant aspect of our automobile insurance business relates to our interaction with CAR. CAR enables Commerce and the other participating insurers to reinsure any personal automobile risk that the insurer perceives to be under-priced. CAR is responsible for the administration of the personal and commercial automobile reinsurance mechanisms in Massachusetts. Participating insurers, which are responsible for over 99% of total direct premiums written for personal automobile insurance in Massachusetts, are required to offer automobile insurance coverage to all eligible applicants pursuant to a "take-all-comers" requirement, but may reinsure under-priced business with CAR. In addition, participating insurers are obligated to accept private passenger ERPs from CAR and to provide a private passenger automobile insurance market in Massachusetts for those agencies. ERP assignments occur by line of business and may apply to personal automobile only, commercial automobile only or both lines.


      CAR maintains separate pools for personal and commercial automobile risks. All companies writing automobile insurance in Massachusetts share in the underwriting results of CAR business for their respective product line or lines, whether or not they are servicing carriers. CAR has annually generated underwriting losses, primarily in the personal automobile pool. Accordingly, each automobile insurer attempts to develop and implement underwriting strategies that will minimize its relative share of the CAR results while maintaining acceptable loss ratios on risks not reinsured through CAR. The gap between our personal automobile market share and participation ratio has increased from 4.2% for 2006 to 5.9% for 2007.

      Changes in Premium Rates. In each of the three years 2007-2005, the Commissioner approved an average mandated Massachusetts personal automobile insurance premium rate decrease. The Commissioner approved average decreases of 11.7% for the one-year period beginning April 1, 2007 and 8.7% for the fifteen month period beginning January 1, 2006. Coinciding with the 2006 and 2005 rate decisions, the Commissioner also approved commissions agents receive for selling private passenger automobile insurance. The Commissioner approved no change in commission dollars for 2007 and a 1.5% rate increase for 2006. The following table shows the state-mandated average rate change, the actual average written premium change per exposure and our average written premium change per exposure for 2007 and for the two previous years in Massachusetts.

Year	State Mandated Average Rate Change (1)	Actual State Average Written Premium Change Per Exposure (1)	Commerce Average Written Premium Change Per Exposure

2007	(11.7)%	NA	(5.7)%
2006	(8.7)%	(5.5)%	(5.6)%
2005	(1.7)%	1.5%	0.4%

___________________
(1)	Based on Massachusetts Division of Insurance filings.
NA	Data is currently unavailable.

      Although mandated average personal automobile premium rates decreased 11.7% in 2007, our average written premium per exposure decreased only 5.7%. We believe that the smaller decrease for 2007 as compared to the Commissioner's state mandated average rate resulted primarily from:

•	the fact that our mix of personal automobile coverage differs from that of the industry;

•

changes to our distribution of risks by class, territory and coverage, including changes resulting from the purchase of new, more expensive automobiles, which were not factored into the Commissioner's rate decrease; and

•	the state mandated rate decrease was only effective for the last three quarters of 2007.

      Affinity Group Marketing. Since 1995, we have been a leader in affinity group marketing in Massachusetts, through agreements with the three American Automobile Association Clubs operating in Massachusetts, offering discounts on private passenger automobile insurance to the clubs' members who reside in the state. A 4% discount with additional special coverages for AAA members was approved by the Commissioner for policies effective April 1, 2008. A 5% discount existed in 2007 and through April 1, 2008. Based on information provided to us by the AAA clubs operating in Massachusetts, we believe that membership in these clubs represents approximately one-third of the Massachusetts motoring public. The following table presents total direct premiums written attributable to the AAA clubs' group business in Massachusetts for the years ended December 31:

	2007	2006	2005

Total AAA-Massachusetts direct premiums written	$643,463	$675,904	$725,943
Percentage of total direct premiums written	34.6%	36.3%	38.7%
Percentage of Massachusetts direct personal automobile premiums written	49.9%	50.3%	53.1%
Total AAA-Massachusetts exposures	649,000	644,600	645,300
Percentage of Massachusetts exposures	50.9%	51.5%	53.7%


      The decreasing percentages since 2005 are attributed to a higher rate of increase in non-affinity group business. Of the total Massachusetts automobile exposures written through the AAA affinity group program by us in 2007, approximately 16.0% were written through insurance agencies owned by the AAA clubs (8.1% of our total Massachusetts automobile exposures). The remaining 84.0% of the AAA group program was written through our network of independent agents.

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


      Our financial management personnel calculate our financial statement loss and LAE reserves independently from those amounts calculated by our actuaries. Our financial management personnel establish our financial statement loss and LAE reserves primarily by reviewing historical loss and LAE data, focusing mainly on payment data. This method of using historical loss payments over discrete periods of time to estimate future losses assumes that the ratio of losses paid in one period to losses paid in an earlier period will remain consistent. This method necessarily assumes that factors that have affected paid losses in the past, such as inflation or the effects of litigation, will remain consistent in the future. Although we review trends for inflation, severity and the effects of litigation, these factors have not caused us to materially modify our loss and LAE reserves. Historical paid loss development methods do not use case reserves to estimate ultimate losses and can be more reliable than the other methods that look to case reserves (such as actuarial methods that use incurred losses) in situations where there are significant changes in how case reserves are established by a company's claims adjusters. However, historical paid loss development methods are more leveraged (meaning that small changes in payments have a larger impact on estimates of ultimate losses) than actuarial methods that use incurred losses because cumulative loss payments take much longer to equal the expected ultimate losses than cumulative incurred amounts. In addition, and for similar reasons, historical paid loss development methods are often slow to react to situations when new or different factors arise than those that have affected paid losses in the past. Because of the nature of our business and the consistent manner in claims settlement, we believe the use of historical payment patterns provides us the most appropriate method for establishing our reserve

      We also review and compare the most recent loss frequency, severity, and payment data to historical trends in an attempt to determine if patterns are remaining consistent or not. We believe they remain consistent. We record our best estimate of the ultimate losses and LAE that we will incur to settle all claims and IBNR at each reporting date, but the actual amount of such losses and LAE cannot be known until all claims are settled. Our financial statement loss and LAE reserves net of reinsurance (prior to the effect of ceded insurance recoverable), based on our best estimate, were established at $904,282 for December 31, 2007.

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

      We utilize an actuarial calculation as a test of reasonableness of our financial statement loss and LAE reserves which were calculated by financial management. Our actuaries calculate their estimate of our liability for loss and LAE reserves using generally accepted actuarial reserving techniques. The reserving techniques employed by our actuaries include incurred loss development and paid loss development for all reviewed lines. For voluntary personal automobile liability, two additional methods were used - claim count times average severity and exposures times ultimate pure premium. In estimating allocated LAE ("ALAE") reserves, our actuaries used two methods - paid ALAE development and ratio of paid ALAE to paid loss development. For unallocated LAE ("ULAE") reserve, three methods were used - paid ULAE development, paid ULAE to paid loss ratio development and calendar year paid ULAE to paid loss and ALAE. An average of these methods is calculated, which is called the indicated ultimate loss. The indicated ultimate loss is then subjected to actuarial judgment which considers other factors, such as the resulting ultimate loss ratio, loss trends, changes to business and the relative value of each of the different methods. A selected ultimate loss amount is then determined. Using the criteria of Actuarial Standard of Practice No. 36, a reserve range is then calculated that the actuary judges to be reasonable based upon appropriate actuarial methods and judgment. The actuarial methods utilized are considered standard for property and casualty companies with losses settling over a relatively short period of time, usually within 0 to 3 years (short-tail liability losses). The same basic assumptions and methods were used at both December 31, 2007 and 2006. Our aggregate actuarial estimate for the loss and LAE reserves, on a consolidated basis and net of reinsurance recoverable, ranges from a low of $832,500 to a high of $957,100 as of December 31, 2007 and a low of $778,600 to a high of $893,600 at December 31, 2006.

      After taking into account all relevant factors, we believe that, based on existing information, the provision for losses and LAE at December 31, 2007 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. However, loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of the liability. The ultimate liability may be greater or lower than established reserves. If the ultimate payment is greater than or less than our estimated liability for losses and LAE, we will incur additional expense or income, as appropriate, which may have a material impact on our results of operations. As our business primarily involves losses with a short-tailed liability, our loss and LAE reserves have more predictable development patterns than other property and casualty insurers whose business involves losses with a longer-tailed loss payment pattern.


      As we base our estimate of loss and LAE reserves primarily on historical payment experience, the following sensitivity analysis assumes that our historical payment experience was impacted by the stated percentages. The factors which could cause the payment experience to change are not analyzed individually as these factors are imbedded in the historical information. Based upon historical results over the last six years, we show a redundancy for all five years, with a minimum redundancy of 6.4% and a maximum redundancy of 11.4% from the initially established reserves. See page 19 for an analysis of our historical loss and LAE reserve development.

      The following sensitivity analysis presents the pro forma effect of a 6.4 and 11.4 percentage point redundancy change in our loss and LAE reserves (prior to the effect of ceded reinsurance recoverable) at December 31, 2007:

Hypothetical Change in Loss and LAE Reserve Estimate	Loss and LAE Reserve Estimate, Net	Pro forma Increase in Net Earnings(1)	Pro forma Percentage Increase in Stockholders' Equity(1)

No change	$904,282	$ -	-
6.4% decrease	846,408	37,618	2.9%
11.4% decrease	801,194	67,007	5.1%

___________________
(1)	Net of income taxes at an assumed rate of 35%.

      The hypothetical changes noted above are based on historical experience. Conditions and trends that have affected development of reserves in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future development based on the preceding table. We believe that any additional payments due as a result of the inherent uncertainty of establishing loss and LAE reserves would be adequately met by our normal operating cash flow.

      The business we assume from CAR is a significant component of our loss and LAE reserves. Our assumed CAR loss and LAE reserves amounted to approximately 10% of our loss and LAE reserves at December 31, 2007 (prior to the effect of ceded reinsurance recoverable). CAR provides information to pool participants on a quarterly basis, one quarter in arrears. CAR provides consolidated results, which consist of all companies' ceded business into the pool, as well as information specific to our company. CAR provides information by line of business on policy year and accident year bases. This information consists of premiums written, unearned premium, earned premium, paid losses, case reserves, IBNR reserves, incurred losses, incurred loss adjustment expenses and underwriting expenses. The starting point for CAR's determination of its loss and LAE reserves is the separate loss and LAE reserves that CAR member companies provide to CAR. CAR then aggregates this information, which is reviewed by CAR's loss reserve committee, comprised of actuaries from member companies. This CAR actuarial committee establishes the total loss and LAE reserves for a given period. Our share of these loss and LAE reserves is derived by multiplying our participation ratio by the total CAR loss and LAE reserves. Management utilizes the information provided by CAR to book the initial amount related to the pool. The consolidated financial results produced by CAR are audited by independent public accountants and we rely on this audit for the incorporation of their reported results into our financial statements. CAR assesses the integrity of premium and claim data submissions by member companies by periodically auditing those member companies. Our actuary also reviews the CAR actuarial committee's work along with total CAR and company loss results for reasonableness.

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


      Based on the historical data of the six most recent accident years, CAR had redundancies and deficiencies within its accident years. The deficiencies had a low of 2.8% and a high of 3.8% of the initial reserves, while the redundancies had a low of 3.4% and a high of 16.8% of the initial reserves. These are the percentages utilized in our sensitivity analysis for our loss and LAE reserves related to CAR at December 31, 2007:

Hypothetical Change in Loss and LAE Reserve Estimate	Loss and LAE Reserve Estimate, Net	Pro forma Increase (Decrease) in Net Earnings(1)	Pro forma Percentage Increase (Decrease) in Stockholders' Equity(1)

3.8% increase	$98,052	$(2,333)	(0.2)%
2.8% increase	97,107	(1,719)	(0.1)
No change	94,462	-	-
3.4% decrease	91,250	2,088	0.2
16.8% decrease	78,592	10,315	0.8

___________________
(1)	Net of income taxes at an assumed rate of 35%.

      The hypothetical changes noted above are based on historical experience. Conditions and trends that have affected development of reserves in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future development based on the preceding table. We believe that any additional payments due as a result of the inherent uncertainty of establishing loss and LAE reserves would be adequately met by our normal operating cash flow.

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

      We review all security holdings on a quarterly basis for potential other-than-temporary impairments due to declines in market value in accordance with GAAP. In general, unrealized losses resulting from an increase in interest rates will not necessarily lead to an other-than-temporary write-down. As part of this process, we consider any significant market decline in the context of the overall market and also in relation to the outlook for the specific issuer of the security and the issuer's industry. Each quarter, we review all securities whose market values have declined below book price. From a quantitative standpoint, we review all securities that have declined more than 20% below book price and have remained so for two consecutive quarters as potentially in need of a write-down. Any other security that we view as impaired for a significant period of time is also a candidate for a write-down, even if the percentage decline is less than 20%. In addition, we perform the following quarterly impairment review of our portfolio:

•	We review all holdings with an unrealized loss of over $250, or a fair market value that is more than 20% below cost, regardless of duration.

•	We review all holdings with unrealized losses over $100, or a fair market value that is more than 10% below cost, for securities at a continuous loss position period of 12 to 36 months.

•	We review all securities that have been at a continuous loss position for 36 months or more, if the loss exceeds $30.

•	We review both issue specific data and general market data for all perpetual preferred stocks that have been at a continuous loss position for over 12 months.

•	Generally, we consider all AAA/AA rated U.S. Government securities with market values less than cost as temporarily impaired due to our intent and ability to hold these securities to full recovery.

•	We consider market activity between our quarter-end date and earnings release date in our evaluation.

•	We will consider other-than-temporary the impairment of any security which we do not intend to hold to maturity or full recovery.

      If a security is deemed other-than-temporarily impaired, we adjust the security's cost basis to market value through realized loss based on publicly available prices or, in the absence of such information, on a price supplied by a broker. There is a risk that we may assess a decline in market value as being temporary when in fact it is other-than-temporary and, consequently, not charge the impairment to our earnings, which could have a significant impact on our future earnings.

      Accrued agents' profit sharing. In addition to state mandated minimum and other commissions on policies written, we pay certain of our agencies compensation in the form of profit sharing under five separate arrangements: one for Commerce and Citation for their Massachusetts agencies; another for Commerce's New Hampshire agencies; one for both American Commerce for its agencies; and, two for Commerce West for its agencies. Each of these arrangements entitles qualifying agencies to share in our results based primarily on the underwriting profits of an individual agents' business written with us. Our total obligation under these arrangements is reported on our consolidated balance sheet as "Accrued agents' profit sharing." For segment reporting, our profit sharing expenses are aligned by state; profit sharing expense for our agencies in Massachusetts is included in our Massachusetts segment's earnings; profit sharing expense for our agencies in states other than Massachusetts is included in our other than Massachusetts segment's earnings.

      Approximately 97% of our total profit sharing expense in 2007 was for our Massachusetts agencies under the Commerce and Citation arrangement and, therefore the following discussion relates only to the Commerce and Citation plan in Massachusetts and excludes the other four profit sharing plans, the accounting for which we do not consider to be a critical accounting policy. The arrangement utilizes a three-year rolling plan, with one third of the agents' profit or loss for each of the current and the two prior years' calculations summed to a single amount. This amount, if positive, is multiplied by a sliding scale profit sharing commission rate and paid to the agent in the second quarter of the following year.

      We estimate our current year profit sharing expense each quarter. Our expense calculation at year-end has one critical accounting estimate, as defined by the SEC, which we refer to as the discount factors. The discount factors represent our expected profit sharing payments for the second and third years following the current year's payment, net of attrition related to our agencies' profitability and profit sharing eligibility. We do not use a discount factor for the current year's payment because, subject to some final adjustments, our year-end estimate of our next payment is usually reasonably close to the actual payment amount. However, we know from experience that all of the agencies that are currently profitable, after the first and second years of each rolling three-year cycle, will not remain profitable and be entitled to all of the profit sharing earned during those years. Therefore, we apply discount factors in our accrual calculation to the estimated payment amounts for the latter two years to estimate this attrition in profit sharing eligibility.

      We evaluate annually the appropriateness of these discount factors by considering our past experience and other prospective factors that may influence attrition in profit sharing eligibility, such as the pricing and regulatory environments in Massachusetts, current agency experience data, projected results of CAR, and underwriting results. Some of our prospective assumptions that underlie pricing, regulatory, CAR, and other factors are uncertain when we are performing our evaluation. Based on this evaluation, we adjusted our discount factors at the end of 2007. We reduced our second-year factor from 95% to 92% and we increased our third-year factor from 75% to 85%. These adjustments had an immaterial effect on our profit sharing expense and consolidated results for 2007.


      Although the discount factors we used in our 2007 profit sharing estimate resulted from a comprehensive evaluation, our actual future payment results may not agree with these factors due to the uncertainties underlying certain assumptions we had to make. Any expense overage or shortfall will be recognized in our earnings in subsequent years along with our profit sharing estimates for those years. The following table quantifies what the financial effect would have been to our 2007 and 2006 profit sharing expense (Commerce and Citation only), consolidated net earnings (after taxes), and stockholders' equity had our discount factors been 500 basis points higher and lower.

Expense	Pro forma Change in Net Earnings(1)	Pro forma Change in Stockholders' Equity(1)

2007:
500 basis points higher	$ 87,491	$(3,114)	(0.2)%
Actual	82,700	-	-
500 basis points lower	77,909	3,114	0.2%
2006:
500 basis points higher	131,372	(4,160)	(0.3)%
Actual	124,972	-	-
500 basis points lower	118,572	4,160	0.3%

___________________
(1) Net of income taxes at an assumed rate of 35%.

Our Revenues and Expenses

Our revenue principally reflects:

•	earned premiums, consisting of:

-

premiums that we receive from sales by our agents of property and casualty insurance policies, primarily personal automobile, homeowners and commercial automobile, which we refer to as direct premiums written, plus

	-	premiums we receive from insurance policies that we assume, primarily from CAR, which we refer to as assumed premiums, less

	-	the portion of our premiums that is ceded to CAR and other reinsurers, which we refer to as ceded premiums, and

	-	the change in the portion of premiums that will not be recognized as income for accounting purposes until a future period, which we refer to as unearned premiums;

•	investment income that we earn on our invested assets;

•	premium finance charges and service fee income that we earn in connection with the billing and deferral of premium payments; and

•	realized investment gains and losses.

Our expenses principally reflect:

•

direct and assumed incurred losses and loss adjustment expenses (which we sometimes refer to as LAE), including estimates for losses incurred during the period but not yet reported to us and changes in estimates from prior periods related to direct and assumed business, less the portion of those incurred losses and loss adjustment expenses that are ceded to other insurers; and

•

policy acquisition costs, including agent compensation and general and administrative costs, such as salaries and benefits, and advertising that are not deferred for accounting purposes to a future period.

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

•

Diluted Earnings per Share. Diluted earnings per share is net earnings divided by the weighted average number of common shares outstanding adjusted by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares we could have purchased from the proceeds of those potentially dilutive shares.

•	Return on Equity. Return on equity is net earnings divided by stockholders' equity at the beginning of the period.

•

Direct Premiums Written. Direct premiums written is the sum of the total policy premiums, net of cancellations, associated with policies underwritten and issued by our insurance subsidiaries. We use direct premiums written, which includes premiums that we cede to CAR and other reinsurers, as a measure of the underlying growth of our insurance business from period to period.

•

Direct Earned Premiums. Direct earned premiums are the portion of direct premiums written over the preceding twelve-month period equal to the expired portion of policies and recognized as revenue during an accounting period.

•	Net Investment Income. Net investment income represents earnings on our investment portfolio less expenses. We rely on after-tax investment income as a significant source of net earnings.

•

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

•

Underwriting Expense Ratio. The underwriting expense ratio is the percentage of underwriting expenses (including corporate expenses) incurred to net premiums written. Underwriting expenses are the aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations. For the purposes of this calculation, underwriting expenses are adjusted for any change in deferred acquisition costs.

•

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

Results of Operations

Our key operating measures for the years ended December 31 follow (dollars in millions, except earnings per share):

	2007	2006	2005

Diluted earnings per share	$ 2.97	$ 3.55	$ 3.60
Return on equity	12.7%	18.5%	21.9%
Direct premiums written	$1,857.7	$1,864.2	$1,874.2
Direct earned premiums	1,886.6	1,847.0	1,849.8
Net investment income	159.8	143.6	123.2
Loss and LAE ratio	64.5%	60.7%	61.4%
Underwriting expense ratio	29.5	28.5	27.3
Combined ratio	94.0	89.2	88.7

Year Ended 2007 Compared to Year Ended 2006

      The decrease in earnings in 2007 over 2006 resulted primarily from an increase in our combined ratio in 2007 and net realized investment losses of $26,308 in 2007 as compared to gains of $16,643 in the prior year. The increase in the combined ratio can be attributed to increases in both the loss ratio and the underwriting ratio. Also impacting 2007 net earnings was a $16,233 increase in net investment income.

We attribute the increase in the loss ratio to several factors:

• decreased earned premium per earned exposure for private passenger automobiles;

• additional reserves of $10,300 during the second quarter of 2007 at State-Wide, our second quarter acquisition; and

• an increase in private passenger automobile physical damage frequency partially offset by a decrease in private passenger automobile bodily injury losses.

      The increase in the underwriting ratio resulted primarily from reduced ceded reinsurance commissions, as a result of the termination of our other-than-automobile quota share agreement at June 30, 2006 and increased agent commissions as a percentage of written premium due to the April 1, 2007 Massachusetts state mandated rate decrease, partially offset by a decline in agents' profit sharing expense.

Premium Results

For a detailed breakdown on direct premiums written and earned, see Note O - Segment Information in Notes to Consolidated Financial Statements.

Massachusetts Segment

      We experienced a decline in direct premiums written in the Massachusetts segment of 2.9%, with declines in our personal and commercial automobile business outweighing growth in homeowners business. The personal automobile business decline was a result of a 5.7% decline in written premium per vehicle compared to last year while the number of insured vehicles increased 1.7%. Commerce continues to increase its market share in the private passenger automobile market.


      Our year-to-date homeowners growth was the result of a 7.7% increase in average premium per policy combined with a 3.2% increase in the number of policies written. Our year-to-date commercial automobile decline was the result of a 7.1% decrease in average premium per policy combined with a 0.5% decrease in policies written.

Other Than Massachusetts Segment

      Total direct written premiums for the other-than-Massachusetts segment increased $41,611, or 17.9%. The personal automobile increase accounted for the majority of this change, primarily as the result of $25,432 of direct written premium generated at State-Wide, our second quarter acquisition. In addition, both ACIC and Commerce West increased personal automobile written premiums. At ACIC, private passenger written premiums increased $6,426, or 5.5%, due to a combination of increased in-force policies and increased average written premium per policy. At Commerce West, direct written premiums increased $5,707, or 10.2%, due to increased policy counts. Homeowners increased $3,133, or 7.3%, due to both increases in in-force policies and average written premium. Other lines increased $1,141 primarily due to an increase in direct premiums from ANI as a result of an increase in ACIC's participation percentage in ANI business.

Segment Results

Massachusetts Segment

      Revenue decreased $25,094, or 1.5%, over the prior year primarily due to decreased net realized investment gains partially offset by increased net investment income. Net realized investment losses occurred primarily in the fourth quarter as a result of severe credit market declines, especially in the preferred stock segment. Net investment income increased as both outstanding invested assets and the yield on those assets increased.

      Earnings decreased $57,191, or 15.7%, over the prior year primarily due to the decline in revenue previously discussed combined with an increased loss ratio. The loss ratio increased due to the factors discussed for the Company as a whole.

Other-than-Massachusetts Segment

      Revenues increased $61,445, or 27.9%, over the prior year principally due to $41,902 of revenue from State-Wide, which was acquired during the second quarter of 2007. In addition, direct earned premiums at Commerce West increased $10,185 but were offset by a decline of $12,414 in direct earned premiums at ACIC. Increases in net investment income were partially offset by declines in realized investment gains.

      Earnings declined $25,895, or 87.9%, over the previous year due to an increased combined ratio, resulting from the same factors for the Company as a whole. The combined ratio for this segment increased to 107.3% for 2007 from 91.1% for 2006. The increase in the combined ratio resulted primarily from the $10,300 second quarter reserve addition at State-Wide, combined with adverse weather in a number of states outside of Massachusetts.

Net Investment Income

      Our net investment income for the year ended 2007 increased $16,233, or 11.3% compared to 2006. Net investment income is affected by the composition of our investment portfolio and yields on those investments.

The composition of our investment portfolio, at cost, at December 31 follows:

		% of		% of
	2007	Total	2006	Total

Fixed maturities(a)	$1,979,132	67.7%	$1,961,080	65.5%
Preferred stocks	532,351	18.2	597,366	20.0
Common stocks	44,773	1.5	97,776	3.3
Preferred stock mutual funds	154,437	5.3	120,990	4.0
Mortgages and collateral notes	18,175	0.6	19,475	0.7
Short-term investments	595	-	13,414	0.4
Cash and cash equivalents	145,900	5.0	141,367	4.7
Other investments	49,168	1.7	43,001	1.4

Total investments and cash	$2,924,531	100.0%	$2,994,469	100.0%

___________________
(a) Fixed maturities include mortgage-backed bonds, corporate bonds, U.S. Treasury bonds and notes and tax-exempt state and municipal bonds.

Key measures of net investment income for the years ended December 31 follow:

	Years Ended

	2007	2006

Investment Return:
Average month-end investments (at cost)	$3,014,538	$2,874,345
Net investment income before tax	159,796	143,563
Net investment income after-tax	122,150	109,124
Net investment income as a percentage of average net investments (at cost)	5.3%	5.0%
Net investment income after-tax as a percentage of average net investments (at cost)	4.1%	3.8%

      The increase in our net investment income in 2007 was due to the combination of increased average invested assets and higher overall yields. The increase in average invested assets occurred in the first half of the year and is primarily attributable to the addition of State-Wide's portfolio and increased operating cash flows. The increase in yields corresponds with the increase in duration of our fixed maturity portfolio which rose to 5.6 years at December 31, 2007 from 5.4 years a year earlier. The increased yield is primarily attributable to the government bond and corporate bond segments, where pre-tax yields increased 70 and 100 basis points, respectively. The year end 2007 investments balance has decreased from a year earlier due primarily to the treasury stock and State-Wide purchases.

Realized Investment Gains and Losses

Net realized investment gains (losses) for the years ended December 31 follow:

	2007	2006	Change

Transaction net gains (losses):
Fixed maturity securities	$ 15,576	$ (943)	$ 16,519
Equity securities	4,351	(856)	5,207
Venture capital funds	3,343	9,415	(6,072)
Other investments	1,100	42	1,058
Sale of agency assets	1,585	-	1,585
Sale of minority interest in CWIC	1,510	-	1,510

Transaction net gains	27,465	7,658	19,807

Other-than-temporary impairment losses:
Fixed maturity securities	(4,117)	(2,368)	(1,749)
Equity securities	(36,784)	(1,839)	(34,945)

Total other-than-temporary impairment losses	(40,901)	(4,207)	(36,694)

Equity in earnings (losses) of closed-end preferred stock mutual funds	(12,872)	13,192	(26,064)

Net realized investment gains (losses) included in net earnings	$(26,308)	$16,643	$(42,951)


      The 2007 net realized investment losses were largely the result of other-than-temporary impairment writedowns and sales of securities that experienced declines in market value specifically in preferred stocks of entities that operate in the housing, mortgage and financial markets. During the fourth quarter of 2007, $45,241 of losses were realized from the sales or other-than-temporary impairment writedowns on several preferred stocks. In addition, losses of $9,925 for the fourth quarter and $12,872 for the year 2007 were realized for our equity in losses of our preferred stock mutual fund, which invests primarily in preferred stocks.

Losses and Loss Adjustment Expenses

Our loss ratio increased to 64.5% for 2007 from 60.7% the prior year. The increase was the result of several factors, including:

•	decreased earned premium per earned exposure for private passenger automobiles;

•	additional reserves of $10,300 during the second quarter of 2007 at State-Wide, our second quarter acquisition; and

•	an increase in private passenger automobile physical damage frequency partially offset by a decrease in private passenger automobile bodily injury losses.

A reconciliation of beginning and ending reserves for losses and loss adjustment expenses for the years ended December 31, net of reinsurance deductions from all reinsurers including CAR, follows:

	2007	2006	2005

Incurred losses and LAE:
Provision for insured events of the current year	$1,226,052	$1,112,210	$1,111,583
Decrease in provision for insured events of prior years	(54,621)	(43,726)	(61,397)

Total incurred losses and LAE	1,171,431	1,068,484	1,050,186

Payments:
Losses and LAE attributable to insured events of the current year	752,223	669,495	672,894
Losses and LAE attributable to insured events of prior years	409,260	382,913	372,719

Total payments	1,161,483	1,052,408	1,045,613

Change in loss and LAE reserves during the year	9,948	16,076	4,573
Loss and LAE reserves from acquisition	43,559	-	-
Loss and LAE reserves prior to the effect of ceded reinsurance
recoverable, beginning of year	850,775	834,699	830,126

Loss and LAE reserves prior to the effect of ceded reinsurance
recoverable, end of year	904,282	850,775	834,699
Ceded reinsurance recoverable	107,989	121,174	154,497

Loss and LAE reserves, end of year	$1,012,271	$ 971,949	$ 989,196

      As a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased $54,621 for the year ended 2007 and $43,726 for the year ended 2006. The favorable development is due primarily to lower than anticipated losses related to the personal automobile liability. Conditions and trends that have affected development in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based upon these developments. The amounts we will ultimately incur from loss and loss adjustment expenses could differ materially in the near term from the amounts recorded.

      Approximately $46,792 in personal automobile liability redundancies developed for the year ended 2007, with 96% of this amount coming from the 2006, 2005 and 2004 accident years. The primary reason for the redundancies in this area is that claim severity developed better than we anticipated, coupled with significant redundancies from CAR, which approximated 27% of the total automobile liability redundancy. Automobile physical damage had approximately $1,075 in redundancies, primarily related to the 2006 accident year, which were partially offset by deficiencies in prior years. Redundancies related to 2006 were approximately $2,813, of which all was CAR related. Commercial automobile liability had approximately $4,799 in redundancies, primarily related to the 2006 and 2005 accident years. Various redundancies and deficiencies for the other lines of business and accident years combined for the remaining net redundancy of approximately $1,955.


      Management considers many factors, as disclosed in the Critical Accounting Policies section of this report, in establishing its best estimate for loss and LAE reserves. We believe that our loss and LAE reserve estimate is a reasonable assessment of the ultimate future payment amounts necessary to settle all of our insured losses incurred as of December 31, 2007. In addition, we believe the pro forma analysis presented under the Critical Accounting Policies is a reasonable depiction of our sensitivity related to our estimate, based on our reserving methodology and the short-tail nature of the business that we write. However, the ultimate liability may be greater or less than the established reserves for losses and LAE. If the ultimate payments are greater or less than our estimated liability for losses and LAE, we will either incur additional or less expenses, respectively, in future periods which may have a material effect on our future results of operations.

Policy Acquisition Costs

      Our underwriting ratio increased to 29.5% for 2007 from 28.5% in the prior year. One main factor was reduced ceded reinsurance commissions resulting from the termination of our other-than-automobile quota share agreement effective July 1, 2007. Ceded reinsurance commissions returned, which reduce commission expense, declined to 1.7% of direct premiums written in 2007 from 3.6% in 2006. Also contributing to the increase were increased agent commissions as a percentage of written premiums due to the April 1, 2007 Massachusetts state mandated rate decrease. These items were partially offset by a decline in agents' profit sharing expense primarily due to higher loss ratios.

Other

      The market price for our common stock and our financial results directly affects our expense related to stock options, non-vested equity share units (RSUs), book value awards (BVAs) and incentive awards (IAs), respectively. Our stock option expense represents options granted to employees, directors and American Commerce agents. The majority of this expense is related to options granted to American Commerce agents. An increase in the market value of our stock will increase the expense we recognize for options. Similarly, an increase in our net income will increase the value of, and therefore the expense we recognize for, outstanding BVAs and IAs. We record these expenses in three separate line items on our income statement - losses and loss adjustment expenses, policy acquisition costs and net investment income. See Note H of Notes to Consolidated Financial Statements for further information. The stock option, BVA, IA and RSU expenses recorded in each line item for the years ended December 31 follow:

	2007	2006

Losses and loss adjustment expenses	$12,881	$18,962
Policy acquisition costs	10,834	15,849
Net investment income	110	126

Total stock option, BVA, IA and RSU expenses	$23,825	$34,937

Income Taxes

      Our overall effective tax rate for the year ended 2007 was 28.1% as compared to 30.0% for 2006. In both years, our effective rate was lower than the statutory rate of 35.0% primarily due to tax-exempt interest and the corporate dividends received deduction. Our effective tax rate decreased in 2007 due to a slightly higher amount of the tax exempt income received and the dividends received deduction and lower profits at the 35% rate.


Recent Accounting Pronouncements

      In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), Business Combinations. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008, and will be adopted by us on January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated results of operations and financial conditions.

      In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008, and will be adopted by us on January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

      In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this Statement to have a material impact on our results of operations or financial position.

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

      In July 2006, the FASB released FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007 and the adoption had a negligible impact on our results of operation and financial position.

      In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of Statement No. 14 (FAS 156). FAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. FAS 156 is effective for fiscal years beginning after September 15, 2006. The adoption of FAS 156 on January 1, 2007 did not have a material impact on our results of operations or financial position.

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

We attribute the improvement in the loss ratio to several factors:

• decreases in the current year automobile bodily injury and physical damage claims frequencies;

• continued improvement in the results from CAR due to fewer industry-wide cessions to CAR coupled with lower loss ratio on current year CAR business; and

• partially offset by reduced favorable voluntary reserve development compared to 2005.

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


      Our year-to-date homeowners growth was the result of a 6.5% increase in average premium per policy partially offset by a 0.5% decrease in the number of policies written. Our year-to-date commercial automobile growth was the result of a 2.8% increase in average premium per policy combined with a 4.3% increase in policies written.

Other Than Massachusetts Segment

      Total direct written premiums for the other-than-Massachusetts segment declined $5,422, or 2.3%. The personal automobile decline accounted for the majority of this decrease, primarily as the result of the continued decline in premiums in Arizona due to the loss of AAA Arizona's affinity business in 2005. Direct written premiums from personal automobile policies in Arizona declined $15,633, or 62.6%, primarily due to a decline in policies. We believe Arizona business volumes have now stabilized. American Commerce and Commerce West will continue to write business in Arizona; however, ACIC no longer markets its products through AAA Arizona. Also contributing to the decline in personal automobile direct written premium were a 29.6% drop in Ohio, a 10.2% decline in Idaho and a 10.4% drop in Indiana. Partially offsetting these declines were increases in Oregon (18.9%), Washington (8.6%) and Oklahoma (7.2%). In general, we are lowering rates in states in which we write business in response to competitive pressures as a result of a soft market. Commercial automobile premiums decreased 14.4% while homeowners increased by 0.6%. Other lines increased $9,258 primarily due to $8,881 of direct premiums from ANI as a result of American Commerce becoming a direct writer of ANI business.

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

The composition of our investment portfolio, at cost, at December 31 follows:

		% of		% of
	2006	Total	2005	Total

Fixed maturities(a)	$1,961,080	65.5%	$2,037,127	73.6%
Preferred stocks	597,366	20.0	395,099	14.3
Common stocks	97,776	3.3	103,472	3.8
Preferred stock mutual funds	120,990	4.0	88,859	3.2
Mortgages and collateral notes	19,475	0.7	17,801	0.6
Short-term investments	13,414	0.4	-	-
Cash and cash equivalents	141,367	4.7	97,942	3.5
Other investments	43,001	1.4	28,976	1.0

Total investments and cash	$2,994,469	100.0%	$2,769,276	100.0%

___________________
(a)	Fixed maturities include mortgage-backed bonds, corporate bonds, U.S. Treasury bonds and notes and tax-exempt state and municipal bonds.

Key measures of net investment income for the years ended December 31 follow:

	Years Ended

	2006	2005

Investment Return:
Average month-end investments (at cost)	$2,874,345	$2,661,190
Net investment income before tax	143,563	123,211
Net investment income after-tax	109,124	95,359
Net investment income as a percentage of average net investments (at cost)	5.0%	4.6%
Net investment income after-tax as a percentage of average net investments (at cost)	3.8%	3.6%

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

Realized Investment Gains and Losses

Net realized investment gains (losses) for the years ended December 31 follow:

	2006	2005	Change

Transaction net gains (losses):
Fixed maturity securities	$ (943)	$ 21,135	$(22,078)
Equity securities	(856)	4,464	(5,320)
Venture capital funds	9,415	837	8,578
Other investments	42	627	(585)

Transaction net gains	7,658	27,063	(19,405)

Other-than-temporary impairment losses:
Fixed maturity securities	(2,368)	(305)	(2,063)
Equity securities	(1,839)	(4,547)	2,708

Total other-than-temporary impairment losses	(4,207)	(4,852)	645

Equity in earnings of closed-end preferred stock mutual funds	13,192	696	12,496

Net realized investment gains included in net earnings	$16,643	$ 22,907	$ (6,264)

Total realized gains declined 27.3% in 2006 as compared to 2005. We maintain the flexibility to realize capital gains when we feel it is a benefit for our long-term, after-tax return.

Losses and Loss Adjustment Expenses

Our loss ratio declined to 60.7% for 2006 from 61.4% the prior year. The improvement was the result of several factors, including:

• improved current year results; and,

• a decrease in the current year personal and commercial automobile bodily injury and physical damage claim frequency.

A reconciliation of beginning and ending reserves for losses and loss adjustment expenses for the years ended December 31, net of reinsurance deductions from all reinsurers including CAR, follows:

	2006	2005

Incurred losses and LAE:
Provision for insured events of the current year	$1,112,210	$1,111,583
Decrease in provision for insured events of prior years	(43,726)	(61,397)

Total incurred losses and LAE	1,068,484	1,050,186

Payments:
Losses and LAE attributable to insured events of the current year	669,495	672,894
Losses and LAE attributable to insured events of prior years	382,913	372,719

Total payments	1,052,408	1,045,613

Change in loss and LAE reserves during the year	16,076	4,573
Loss and LAE reserves prior to the effect of ceded reinsurance
recoverable, beginning of year	834,699	830,126

Loss and LAE reserves prior to the effect of ceded reinsurance
recoverable, end of year	850,775	834,699
Ceded reinsurance recoverable	121,174	154,497

Loss and LAE reserves, end of year	$ 971,949	$ 989,196

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

	2006	2005

Losses and loss adjustment expenses	$18,962	$16,430
Policy acquisition costs	15,849	14,570
Net investment income	126	187

Total stock option, BVA and IA expenses	$34,937	$31,187

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

Financial Condition

      Our stockholders' equity per share decreased 2.9% from $22.53 at December 31, 2006 to $21.87 at December 31, 2007. The decrease in equity resulted primarily from $223,365 of treasury stock purchases and a decline in the value of available-for-sale securities. Partially offsetting the decline in equity per share was a decline in outstanding common shares to 60.2 million from 66.7 million. Our ratio of total liabilities to stockholders' equity increased 23 percentage points at December 31, 2007 from the prior year end. This increase is due to the decrease in equity.

      Total assets decreased $196,764, or 4.8%, versus the prior year end. A decline in investment securities represented the majority of the decrease. Investments and cash decreased $230,499, or 7.5%, from cash outflows resulting from treasury stock repurchases and the State-Wide purchase, in addition to the declines in market value of our available-for-sale portfolio. We continue to maintain our cash and fixed maturity investments at levels to both service our liabilities and optimize after-tax returns. Our deferred income tax asset increased primarily due to the deferred tax asset which results from the decrease in market value under the cost of available-for-sale securities.

Total unpaid losses and LAE net of salvage and subrogation, by line of business at December 31, 2007 and 2006 follow (in millions):

2007	Case	IBNR	LAE	Total

Private passenger automobile	$431.7	$131.1	$128.1	$ 690.9
Commercial automobile	43.2	11.6	11.3	66.1
CAR	134.2	26.4	8.0	168.6
Homeowners	36.9	8.6	7.7	53.2
Other	20.9	7.7	4.9	33.5

Total	$666.9	$185.4	$160.0	$1,012.3

2006	Case	IBNR	LAE	Total

Private passenger automobile	$382.0	$132.2	$110.4	$ 624.6
Commercial automobile	42.0	9.9	11.0	62.9
CAR	147.6	35.0	7.8	190.4
Homeowners	39.4	9.7	8.7	57.8
Other	23.1	8.2	4.9	36.2

Total	$634.1	$195.0	$142.8	$ 971.9

Ceded unpaid losses and LAE recoverable, net of salvage and subrogation, by line of business at December 31, 2007 and 2006 follow (in millions):

	2007	2006

Private passenger automobile	$ 6.2	$ -
Commercial automobile	0.6	0.5
CAR	74.1	80.1
Homeowners	9.2	19.7
Other	17.9	20.9

Total	$108.0	$121.2

Unpaid losses and LAE reserves net of ceded reinsurance recoverable, by line of business and the actuarial low and high range estimates at December 31, 2007 follow (in millions):

		2007 Actuarial Estimate			2006 Actuarial Estimate

	2007	Low	High	2006	Low	High

Private passenger automobile	$684.7	$640.5	$735.7	$624.6	$575.5	$659.5
Commercial automobile	65.5	55.5	63.8	62.4	52.6	60.3
CAR	94.5	89.7	103.9	110.3	104.7	121.3
Homeowners	44.0	35.5	40.7	38.1	33.4	38.3
Other	15.6	11.3	13.0	15.3	12.4	14.2

Total	$904.3	$832.5	$957.1	$850.7	$778.6	$893.6

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of December 31, 2007 by maturity follow:

		Payments Due by Fiscal Period

Contractual Obligations	Total	2008	2009-10	2011-12	Thereafter

Bond indebtedness principal	$ 300,000	$ -	$ -	$ -	$300,000
Bond indebtedness interest	107,100	17,850	35,700	35,700	17,850
Unpaid losses and LAE (a)	1,012,271	517,270	351,259	108,313	35,429
Accrued agents' profit sharing	198,683	111,528	87,155	-	-

Total contractual obligations	$1,618,054	$646,648	$474,114	$144,013	$353,279

		Commitment Expiration

Commercial Commitments(b)	Total	2008	2009-10	2011-12	Thereafter

Venture capital partnerships	$ 1,440	$ 1,440	$ -	$ -	$ -

___________________
(a)

The liability for unpaid losses and LAE represents the accumulation of individual case estimates for reported losses, adjustments to this amount on a line of business basis and estimates for incurred but not reported losses and LAE, net of salvage and subrogation recoverable. The liability is intended to cover the ultimate net cost of all losses and LAE incurred through the balance sheet date. Payment amounts are estimated, based on payment patterns experienced through 2007.

(b)	Liability is included as of date of final commitment.

      We have a commitment in a venture capital fund. This investment is made in a limited partnership and our exposure to loss is limited to our actual investment. Our participation required a commitment to invest up to $50,000 into the partnership. At December 31, 2007, we have a remaining commitment of $1,440. The partnership was formed for the purpose of making investments primarily in equity, equity-related and other securities issued in expansion financing, start-ups, buy-outs and recapitalization transactions relating to companies in the areas of insurance, financial services, e-commerce, healthcare, and related businesses, including, without limitation, service and technology enterprises supporting such businesses.

Liquidity and Capital Resources

      Liquidity management allows us to meet our cash needs at a reasonable cost under various operating environments. Liquidity is actively managed and reviewed in order to maintain stable, cost-effective funding to meet our operating needs. Liquidity comes from a variety of sources such as cash flow from operating activities and borrowing capacity. Management believes its current liquidity exceeds its operational requirements as of December 31, 2007.

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

      We have historically generated significant amounts of cash through operations. During the most recent three years, we have generated between $200 million and $350 million annually. Our largest non-operating cash requirement is the payment of dividends to shareholders, which totaled $76 million in 2007. Generally, we invest the remaining cash generated from operations into our investment portfolio. During 2007, we departed from this by purchasing treasury stock and State-Wide. We anticipate returning to investing our excess cash from operations into our investment portfolio.

      In April 2005, Commerce Insurance became a member of the Federal Home Loan Bank (FHLB) of Boston, providing Commerce Insurance with a significant source of liquidity. The FHLB of Boston, which is one of 12 regional FHLBs, serves as a reserve or central bank for its members within its assigned region. The FHLB of Boston makes loans, which are referred to as advances, to members in accordance with policies and procedures established by its board of directors. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB of Boston to Commerce Insurance are required to be fully secured by sufficient collateral as determined by the FHLB. At Commerce Insurance, eligible collateral consist primarily of securities issued or guaranteed by the U.S. Government or any of its agencies. We estimate that FHLB membership provides Commerce Insurance with the capacity to borrow approximately $363,000 from the FHLB of Boston. To date, we have not borrowed from the FHLB.

      The primary source of liquidity for The Commerce Group (parent company only) is the payment of dividends from its subsidiaries. Its main subsidiary, CHI, is dependent upon dividends from our insurance subsidiaries. The payment of dividends from insurance companies is regulated and limited under the laws of Massachusetts, Ohio, California and New York. See "Payment of Dividends" within the Regulations section of Item 1. Business.

      Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. The following table presents, on a consolidated basis, our net premiums written to statutory surplus ratio:

	For the Year Ended

	2007	2006	2005

Net premiums written to statutory surplus ratio	1.17 to 1.00	1.19 to 1.00	1.18 to 1.00

Market Risk: Interest Rate Sensitivity and Equity Price Risk

      The primary focus of our investment objectives continues to be maximizing after-tax investment income through investing primarily in high-quality diversified fixed maturity investments structured to maximize after-tax investment income while minimizing risk. We generally invest in securities with maturities intended to provide adequate cash flow to pay claims and meet other operating needs without the forced sale of investments. When the appropriate opportunity arises, we will recognize investment gains to increase after-tax total return. We held no CDOs, CBOs, SIVs, derivatives, emerging market securities or hedge funds at December 31, 2007 and 2006.

      In conducting investing activities, we are subject to, and assume, market risk. Market risk is the risk of an adverse financial impact from changes in interest rates and market prices. The level of risk assumed by us is a function of our overall objectives, liquidity needs and market volatility.

      We manage our market risk by focusing on higher quality equity and fixed maturity investments, by periodically monitoring the credit strength of companies in which investments are made, by limiting exposure in any one investment and by monitoring the quality of the investment portfolio taking into account, among other factors, credit ratings assigned by recognized rating organizations. Of our bonds and preferred stocks, 94% of the market value was rated in either of the two highest quality categories provided by the NAIC as of December 31, 2007, as compared to 93% at December 31, 2006. Although we have significant holdings of a closed-end preferred stock mutual fund, this fund is comprised primarily of preferred and common stocks traded on national stock exchanges, thus limiting exposure to any one obligor.

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

      Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio due to differences between current market rates and the stated rates for these investments. The following table summarizes our interest rate risk, based on the results of the sensitivity analysis at December 31, 2007 and 2006. The table also reflects the changes in market value and stockholders' equity that would be attributable to realized investment gains (losses) that we would recognize under the equity method of accounting with respect to the change in the net asset value of the mutual funds in which we own 20% or more of the shares outstanding. See "Critical Accounting Estimates - Investments and Other-than-Temporary Impairments."

Hypothetical Change in Interest Rates	Estimated Market Value of Fixed Maturity and Preferred Stock Investments	Estimated Increase (Decrease) in Market Value	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity (1)

December 31, 2007:
200 basis point increase	$2,086,180	$(328,754)	(16.2)%
100 basis point increase	2,232,305	(182,629)	(9.0)%
No change	2,414,934	-	-
100 basis point decrease	2,610,019	195,085	9.6%
200 basis point decrease	2,859,530	444,596	21.9%

December 31, 2006:
200 basis point increase	$2,200,033	$(399,295)	(17.3)%
100 basis point increase	2,391,809	(207,519)	(9.0)%
No change	2,599,328	-	-
100 basis point decrease	2,771,057	171,729	7.4%
200 basis point decrease	3,020,565	421,237	18.2%

___________________
(1) Net of income taxes at an assumed rate of 35%.

      Our fixed maturity portfolio's weighted average duration (which includes all fixed maturities and preferred stocks) as of December 31, 2007 and 2006 was 5.6 years and 5.4 years, respectively. The "duration" of a security is the time-weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates. The duration reflects industry prepayment assumptions. The analytic systems we used to calculate the above duration data utilize optional call dates and sinking fund requirements and assume a non-static prepayment pattern in deriving these averages.

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

Equity Price Risk

      The equity price risk is defined as a hypothetical change of plus-or-minus 10% in the carrying value of common stocks. This total includes common stocks at market value and closed-end preferred stock mutual funds carried at equity value. The following table summarizes our equity price risk, based on the results of the sensitivity analysis at December 31, 2007 and 2006:

Hypothetical Change in Market Price	Carrying Value of Common Equity Investments	Increase (Decrease) in Carrying Value	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity (1)

December 31, 2007:
20% price increase	$244,900	$ 40,817	2.0%
10% price increase	224,491	20,408	1.0%
No change	204,083	-	-
10% price decrease	183,675	(20,408)	(1.0)%
20% price decrease	163,266	(40,817)	(2.0)%

December 31, 2006:
20% price increase	$301,687	$ 50,281	2.2%
10% price increase	276,547	25,141	1.1%
No change	251,406	-	-
10% price decrease	226,265	(25,141)	(1.1)%
20% price decrease	201,125	(50,281)	(2.2)%

___________________
(1) Net of income taxes at an assumed rate of 35%.

Effects of Inflation and Recession

      We generally are unable to recover the costs of inflation in our personal automobile insurance line since the premiums charged for personal automobile insurance in Massachusetts, our principal business segment, are subject to state regulation. Additionally, through March 31, 2008, the premium rates that we charge for personal automobile insurance in Massachusetts are adjusted by the Commissioner generally at annual intervals. Such annual adjustments in premium rates may lag behind related cost increases. Economic recessions can have an impact upon us, primarily through the policyholder's election to decrease non-compulsory coverages afforded by the policy and decreased driving, each of which tends to decrease claims.

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

Forward-Looking Statements

      This annual report and Form 10-K may contain statements that are not historical fact and constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipates," "estimates," "plans," "projects," "continuing," "ongoing," "expects," "may," "will," "could," "likely," "should," "management believes," "we believe," "we intend," and similar words or phrases. These statements may address, among other things, our strategy for growth, business development, regulatory approval, market position, expenditures, financial results and reserves. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. All forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this annual report on Form 10-K and in our Forms 10-Q and other documents filed with the SEC. Among the key factors that could cause actual results to differ materially from forward-looking statements:

•	the possibility of severe weather, terrorism and other adverse catastrophic experiences;

•	adverse trends in claim severity or frequency and uncertainties in estimating property and casualty losses;

•	adverse state and federal regulations and legislation;

•	adverse judicial decisions;

•	adverse changes to the laws, regulations and rules governing the residual market system in Massachusetts;

•	fluctuations in interest rates and the performance of the financial markets in relation to the composition of our investment portfolio;

•	premium rate making decisions for private passenger automobile policies in Massachusetts;

•	potential rate filings;

•	heightened competition, especially in Massachusetts if large national competitors enter the state in response to the newly implemented managed competition regulations;

•	the implementation of managed competition and an Assigned Risk Plan in Massachusetts;

•	our concentration of business within Massachusetts and within the personal automobile line of business;

•	market disruption in Massachusetts, if competitors exit the market or become insolvent;

•	the cost and availability of reinsurance;

•	our ability to collect on reinsurance and the solvency of our reinsurers;

•	the effectiveness of our reinsurance strategies;

•	telecommunication and information system problems, including failures to implement information technology projects timely and within budget;

•	our ability to maintain favorable ratings from rating agencies, including A.M. Best, Fitch, Moody's and S&P;

•	our ability to attract and retain independent agents;

•	our ability to retain our affinity relationships with AAA clubs;

•	our dependence on a key third party service vendor for our automobile business in Massachusetts;

•	our dependence on our executive officers;

•	delay of or failure to consummate the proposed MAPFRE merger; and

•	the economic, market or regulatory conditions and risks associated with entry into new markets and diversification.

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

Management's Report on Internal Control Over Financial Reporting

      Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2007.

      The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Commerce Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Commerce Group, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP Boston, Massachusetts February 28, 2008

THE COMMERCE GROUP, INC. AND SUBSIDIARIES Consolidated Balance Sheets December 31,

ASSETS

(Thousands of Dollars)	2007	2006

Investments and cash (Note B):
Fixed maturities, at market (amortized cost: $1,979,132 and $1,961,080)	$1,954,322	$1,993,106
Preferred stocks, at market (cost: $532,351 and $597,366)	460,612	606,222
Common stocks, at market (cost: $44,773 and $97,776)	41,855	109,752
Preferred stock mutual funds, at equity (cost: $154,437 and $120,990)	162,228	141,654
Mortgage loans on real estate and collateral notes receivable (less allowance for possible loan losses of $50 and $58)	18,125	19,417
Short term investments	595	13,414
Cash and cash equivalents	145,900	141,367
Other investments (cost: $49,168 and $43,001)	56,706	45,910

Total investments and cash	2,840,343	3,070,842
Accrued investment income	21,544	23,094
Premiums receivable (less allowance for doubtful receivables of $2,720 and $2,454)	454,221	481,187
Deferred policy acquisition costs (Note C)	182,236	177,852
Property and equipment, net of accumulated depreciation (Note D)	72,795	68,383
Residual market receivable (Note L)	141,972	157,227
Due from reinsurers (Note L)	65,580	53,679
Deferred income taxes (Note J)	96,387	31,420
Current income taxes	2,853	7,796
Other assets	36,756	39,971

Total assets	$3,914,687	$4,111,451

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses (Note E)	$1,012,271	$ 971,949
Unearned premiums (Note I)	918,335	935,385
Bonds payable ($300,000 face less discounts of $1,209 and $1,411) (Note F)	298,791	298,589
Deferred income	7,778	10,913
Accrued agents' profit sharing	198,683	232,440
Other liabilities and accrued expenses	147,842	151,945

Total liabilities	2,583,700	2,601,221

Minority interest (Note A)	14,063	6,959

Commitments and contingencies (Notes G and Q)	-	-
Stockholders' equity (Note H):
Preferred stock, authorized 5,000,000 shares at $1.00 par value, none issued	-	-
Common stock, authorized 100,000,000 shares at $0.50 par value, 81,831,546 and 81,927,916 shares issued	40,915	40,964
Paid-in capital	143,379	135,033
Net accumulated other comprehensive income (loss), net of income taxes (benefits) of $(34,548) and $18,455	(64,161)	34,273
Retained earnings	1,654,005	1,539,056

Total stockholders' equity before treasury stock	1,774,138	1,749,326
Treasury stock, 21,607,525 and 15,200,437 shares, at cost	(457,214)	(246,055)

Total stockholders' equity	1,316,924	1,503,271

Total liabilities, minority interest and stockholders' equity	$3,914,687	$4,111,451

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Earnings For the years ended December 31,

(Thousands of Dollars, Except Per Share Data)	2007	2006	2005

Revenues:
Earned premiums (Note I and L)	$1,816,967	$1,760,700	$1,709,924
Net investment income (Note B)	159,796	143,563	123,211
Premium finance and service fees	31,992	28,563	28,339
Net realized investment gains (losses) (Note B)	(26,308)	16,643	22,907

Total revenues	1,982,447	1,949,469	1,884,381

Expenses:
Losses and loss adjustment expenses (Notes E and L)	1,171,431	1,068,484	1,050,097
Policy acquisition costs (Note C)	524,958	516,237	463,386
Interest expense and amortization of bond fees (Note F)	18,328	18,328	18,293

Total expenses	1,714,717	1,603,049	1,531,776

Earnings before income taxes and minority interest	267,730	346,420	352,605
Income taxes (Note J)	75,275	103,994	107,768

Earnings before minority interest	192,455	242,426	244,837
Minority interest in net earnings of subsidiary (Note A)	(1,552)	(891)	(925)

Net earnings	$ 190,903	$ 241,535	$ 243,912

Net earnings per common share (Note H):
Basic	$ 3.01	$ 3.57	$ 3.63

Diluted	$ 2.97	$ 3.55	$ 3.60

Cash dividends paid per share	$ 1.20	$ 0.975	$ 0.735

Weighted average number of common shares outstanding (Note H)::
Basic	63,393,821	67,630,367	67,171,716

Diluted	64,280,285	68,012,769	67,695,330

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity For the years ended December 31,

	Common Stock

(Thousands of Dollars Except Per Share Data)	Shares Outstanding(3)	Par Value Amount	Paid-in Capital	Net Accumulated Other Comprehensive Income (Loss)		Retained Earnings		Treasury Stock	Total

Balance - January 1, 2005	66,645,498	$20,364	$134,943	$ 16,403		$1,169,009		$(224,563)	$1,116,156
Comprehensive income (loss)				(23,213)	(2)	243,912	(1)		220,699
Cash dividends declared on common stock ($0.735 per share)						(49,414)			(49,414)
Options exercised (694,352 options)	374,116	94	7,884						7,978
Treasury stock reissued	286,790		5,303					4,347	9,650

Balance - December 31, 2005	67,306,404	20,458	148,130	(6,810)		1,363,507		(220,216)	1,305,069
Comprehensive income				41,083	(2)	241,535	(1)		282,618
Cash dividends declared on common stock ($0.975 per share)						(65,986)			(65,986)
Stock split (2-for-1)		20,458	(20,458)						-
Options exercised (317,492 options)	96,370	48	2,800						2,848
Treasury stock purchased	(1,058,289)							(31,646)	(31,646)
Treasury stock reissued	382,994		4,561					5,807	10,368

Balance - December 31, 2006	66,727,479	40,964	135,033	34,273		1,539,056		(246,055)	1,503,271
Comprehensive income (loss)				(98,434)	(2)	190,903	(1)		92,469
Cash dividends declared on common stock ($1.20 per share)						(75,954)			(75,954)
Stock-based compensation			3,255						3,255
Options exercised (731,801 options)	245,573	(49)	245					6,262	6,458
Treasury stock purchased	(7,116,176)							(223,365)	(223,365)
Treasury stock reissued	367,145		4,846					5,944	10,790

Balance - December 31, 2007	60,224,021	$40,915	$143,379	$(64,161)		$1,654,005		$(457,214)	$1,316,924

___________________
(1)	Net earnings for the year.
(2)	Net other comprehensive income (loss) for the year. See Note H of Notes to Consolidated Financial Statements.
(3)	Retroactively adjusted for the June 2006 2-for-1 stock split.

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows For the years ended December 31,

(Thousands of Dollars)	2007	2006	2005

Operating activities:
Premiums collected	$1,805,401	$1,801,167	$1,709,573
Net investment income received	156,666	141,994	121,279
Premium finance and service fees received	31,992	28,563	28,339
Losses and loss adjustment expenses paid	(1,146,872)	(1,030,160)	(1,031,567)
Policy acquisition costs paid	(546,855)	(473,875)	(381,923)
Federal income taxes	(78,796)	(105,988)	(116,354)
Interest paid	(17,850)	(17,850)	(17,850)

Cash from operating activities	203,686	343,851	311,497

Investing activities:
Investment sales, repayments and maturities	2,107,523	2,228,632	2,036,214
Investment purchases	(1,965,130)	(2,402,930)	(2,412,949)
Net activity of short-term investments	12,808	(13,414)	-
Mortgage loans and collateral notes receipts	4,363	3,768	3,984
Mortgage loans and collateral notes originated	(3,063)	(5,442)	(6,978)
Sale of agency assets	1,648	-	-
Sale of minority interest	4,867	-	-
Net cash paid for State-Wide acquisition	(50,501)	-	-
Property and equipment purchases	(11,953)	(15,092)	(15,064)
Other investing activities	1,310	1,992	4,300

Cash from (for) investing activities	101,872	(202,486)	(390,493)

Financing activities:
Dividends paid to stockholders	(75,954)	(65,986)	(49,414)
Common stock purchases	(223,365)	(31,646)	-
Common stock issued	859	130	2,437
Capital infusion by minority interest	2,732	-	-
Outstanding checks payable	(5,297)	(438)	2,927

Cash for financing activities	(301,025)	(97,940)	(44,050)

Increase (decrease) in cash and cash equivalents	4,533	43,425	(123,046)
Cash and cash equivalents at beginning of year	141,367	97,942	220,988

Cash and cash equivalents at end of year	$ 145,900	$ 141,367	$ 97,942

Reconciliation of net earnings to cash from operating activities:
Net earnings	$ 190,903	$ 241,535	$ 243,912
Adjustments to reconcile net earnings to cash from operating activities:
Premiums receivable	35,184	(5,493)	(15,404)
Deferred policy acquisition costs	(806)	(3,437)	(10,770)
Residual market receivable	15,255	34,082	2,309
Due from reinsurers	(11,901)	89,244	(9,595)
Unpaid losses and loss adjustment expenses	(3,237)	(17,247)	(1,064)
Unearned premiums	(36,055)	2,225	30,594
Current income taxes	4,863	(17,397)	4,486
Deferred income taxes	(61,388)	15,334	(13,013)
Deferred income	(3,135)	2,156	(1,149)
Accrued agents' profit sharing	(33,780)	44,680	78,328
Net realized investment (gains) losses	26,308	(16,643)	(22,907)
Other assets and other liabilities	3,455	(44,169)	15,191
Other - net	78,020	18,981	10,579

Cash from operating activities	$ 203,686	$ 343,851	$ 311,497

Supplemental information:
Purchase transaction:
Fair value of noncash assets acquired	$ 114,171	-	-
Fair value of liabilities assumed	63,670	-	-

The accompanying notes are an integral part of these consolidated financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Thousands of Dollars, Except for Per Share Data)

Note A - Organization and Basis of Presentation

      We provide personal and commercial property and casualty insurance in Massachusetts and, to a lesser extent, in other states. In addition, we service residential and commercial mortgages in Massachusetts and Connecticut. Our primary business is property and casualty insurance in Massachusetts.

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our consolidated financial statements include the accounts of The Commerce Group, Inc. and its subsidiaries, Bay Finance Company, Inc., Clark-Prout Insurance Agency, Inc. and Commerce Holdings, Inc. (CHI). The Commerce Insurance Company (Commerce) and Citation Insurance Company (Citation) are wholly-owned subsidiaries of CHI. American Commerce Insurance Company (American Commerce), SWICO Enterprises, Ltd. (SWICO) and Commerce West Insurance Company (Commerce West) are wholly-owned subsidiaries of ACIC Holding Co., Inc. (AHC). AHC is owned jointly with AAA Southern New England (AAA SNE) with CHI maintaining a 95% common stock interest and AAA SNE maintaining a 5% common stock interest. State-Wide Insurance Company (State-Wide) is a wholly-owned subsidiary of SWICO. All inter-company transactions and balances have been eliminated in consolidation. Certain prior year account balances have been reclassified to conform to the 2007 presentations.

      The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      On April 2, 2007, AHC completed its acquisition of SWICO. The total cost of the acquisition was $55,776. The results of operations of SWICO and State-Wide are included in the consolidated financial statements only for periods subsequent to the date of acquisition.

      During the second quarter of 2007, CHI transferred its ownership of Commerce West to AHC, resulting in AAA Southern New England acquiring a 5% indirect ownership in Commerce West. We recorded a gain of $1,510 in this transaction.

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

Note B - Investments and Cash

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

      Carrying values of investments in fixed maturities, which include taxable and non-taxable bonds and investments in common and preferred stocks, are derived from market prices supplied by our investment custodian, or in the few cases where no price is provided by the custodian, approximately 5% of our investment portfolio,we obtain a third party valuation. We review all third party valuations for reasonableness by checking available market data for like securities and checking broker markets.

      We account for venture capital fund investments, which are included in other investments on the consolidated balance sheet, on the equity method. The operating results of these venture capital fund investments have been reflected in realized gains and losses.

      All of our investments in fixed maturity and equity securities at December 31, 2007 and 2006 were classified as available-for-sale. Realized gains and losses on available-for-sale securities were determined by using a first-in, first-out methodology. Investment income from fixed maturities is recognized using the effective yield method, including estimated principal repayments, if any. The effective yield used to determine amortization subject to prepayment risk is adjusted periodically based upon actual historical and/or projected future cash flows using the prospective method. We have not invested more than 5% of fixed maturities in any one state or political subdivision.

Cash and Cash Equivalents

      Cash equivalents include short-term, liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

      The cash and cash equivalent balances at December 31, 2007 and 2006 are grossed up by $36,548 and $41,845, respectively, which represents outstanding checks for which there was no right of offset. These amounts are included in other liabilities and accrued expenses for the respective years.

Short-term Investments

      Short-term investments represent investments with a maturity at purchase date of less than one year but more than 90 days. Short-term investments are carried at amortized cost which approximates market value.

Fixed Maturity Securities

Fair market value and amortized cost of our fixed maturity securities at December 31 follow:

	2007		2006

	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost

U.S. government and agency	$ 226,042	$ 223,759	$ 235,599	$ 236,093
State and political subdivision	943,124	960,525	852,941	825,740
Corporate	173,436	183,327	415,799	413,296
Mortgage-backed	611,720	611,521	488,767	485,951

Total fixed maturity securities	$1,954,322	$1,979,132	$1,993,106	$1,961,080

The fair market value and amortized cost of fixed maturities, by contractual maturity, at December 31 follow:

	2007		2006

	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost

Due in one year or less	$ 8,902	$ 8,918	$ 35,993	$ 36,095
Due after one year through five years	145,587	145,493	219,485	219,635
Due after five years through ten years	308,107	307,489	299,280	299,981
Due after ten years	880,006	905,711	949,581	919,418

	1,342,602	1,367,611	1,504,339	1,475,129
Mortgage-backed	611,720	611,521	488,767	485,951

Total fixed maturities	$1,954,322	$1,979,132	$1,993,106	$1,961,080


      Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The carrying value of fixed maturities on deposit for state regulating authorities at December 31, 2007 was $9,302.

Closed-end Preferred Stock Mutual Funds

      We record our equity in the change in the value of net assets of closed-end preferred stock mutual funds for which our ownership is greater than 20% as a component of realized gains and losses. These investments are accounted for under the equity method.

Our closed-end preferred stock mutual fund holdings at December 31, 2007 and 2006 accounted for under the equity method follow:

	Fund Shares Held	% of Ownership	Carrying Value at Equity	Cost	Quoted Market Value

December 31, 2007
PDT(1)	13,818,413	24.6%	$162,228	$154,437	$137,770

December 31, 2006
PDT(1)	6,803,200	45.2%	$ 88,986	$ 74,588	$ 78,033
PGD(1)	2,118,000	25.4%	31,219	26,556	27,830
PPF(1)	1,499,900	20.7%	21,449	19,846	19,754

			$141,654	$120,990	$125,617

___________________
(1)

John Hancock Patriot Premium Dividend II Fund (PDT), John Hancock Patriot Global Dividend Fund (PGD) and John Hancock Patriot Preferred Dividend Fund (PPF). The quoted market values of these investments are less than carrying value at year end 2007 and 2006. The carrying value is the net asset value of the underlying securities, which would be the value we would receive if the fund liquidates. We intend to hold these investments to recovery.

      During 2007, four preferred stock mutual funds that we owned were merged into the PDT fund. Two of the four funds (PGD and PPF) had been accounted for under the equity method and two others (John Hancock Patriot Premium Dividend Fund I and John Hancock Patriot Select Dividend Trust) had been accounted for under the rules for available-for-sale portfolios, as our percentage of ownership was below 20%. In the merger, common shareholders of the merging funds received newly-issued shares of PDT. The aggregate net asset value of the new common shares equaled the aggregate net asset value of the common shares held immediately prior to the merger. Upon exchange of shares into PDT, we recognized a gain of $4.0 million per equity accounting rules.

Mortgage Loans on Real Estate and Collateral Notes Receivable

      We hold real estate mortgage loans on properties located in Massachusetts and Connecticut. Mortgage loans are collateralized by the related real estate. Agency loans are generally collateralized by the assets of the agency. We control credit risk through credit approvals, credit limits and monitoring procedures. During the third quarter of 2007, we announced that we would cease originating mortgage loans effective immediately. All loan commitments outstanding were fully honored. We will continue to service the existing loan portfolio.

      Our exposure is generally 80% or less of the appraised value of any collateralized real property at the time of the loan origination. The ability and willingness of residential and commercial borrowers to honor their repayment commitments is generally dependent upon the level of overall economic activity and real estate values. During the three years ended 2007, we did not acquire any property through foreclosure of mortgages.

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

Mortgage loans on real estate and collateral notes receivable at December 31 follows:

	2007	2006

Residential (1st Mortgages)	$14,293	$13,769
Residential (2nd Mortgages)	4	100
Commercial (1st Mortgages)	3,665	4,851

	17,962	18,720
Collateral notes receivable	213	755

	18,175	19,475
Allowance for possible loan losses	(50)	(58)

Mortgage loans on real estate and collateral notes receivable	$18,125	$19,417

      Fair value of our mortgage loans on real estate and collateral notes receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit and for the same remaining maturities. The future cash flows associated with certain non-performing loans are estimated based on expected payments from borrowers either through work out arrangements or the disposition of collateral. The estimated fair value of mortgage loans on real estate and collateral notes receivable at December 31, 2007 and 2006, prior to the allowance for possible loan losses, was $18,829 and $20,176, respectively.

      At December 31, 2007 and 2006, mortgage loans on non-accrual status totaled $173 and $69, respectively. Allowances of $5 and $10 were established in 2007 and 2006, respectively, for these non-accrual status loans. The reduction in interest income associated with non-accrual loans was $12, $8 and $8 for the years ended December 31, 2007, 2006 and 2005, respectively.

Changes in the allowance for possible loan losses for the years ended December 31 follows:

	2007	2006	2005

Balance, beginning of year	$ 58	$55	$ 372
Provision for possible loan losses	(8)	3	(317)

Balance, end of year	$ 50	$58	$ 55

Mortgage principal and collateral notes receivable balances at December 31 follow:

	2007	2006

Fixed rate mortgages and collateral notes maturing:
One year or less	$ 22	$ 25
More than one year to five years	63	342
More than five years to ten years	240	554
Over ten years	13,864	12,250

Total fixed mortgages	14,189	13,171

Adjustable rate mortgages and collateral notes maturing:
More than one year to five years	311	694
More than five years to ten years	287	255
Over ten years	3,388	5,355

Total adjustable mortgages	3,986	6,304

Total mortgages and collateral notes receivable	$18,175	$19,475

Net Investment Income

The components of net investment income for the years ended December 31 follow:

	2007	2006	2005

Interest on fixed maturities	$106,098	$102,465	$ 87,409
Dividends on common and preferred stocks	37,875	30,247	26,387
Dividends on preferred stock mutual funds	8,859	8,189	8,187
Interest on short-term investments, cash and cash equivalents	6,041	4,261	2,511
Interest on mortgage loans	1,331	1,286	1,306
Other	3,072	128	512

Total investment income	163,276	146,576	126,312
Investment expenses	3,480	3,013	3,101

Net investment income	$159,796	$143,563	$123,211

There were no fixed maturity investments outstanding at December 31, 2007 which did not produce income during 2007.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) for the years ended December 31 follow:

	2007	2006	2005

Transaction gains (losses):
Fixed maturity securities gains	$ 24,685	$ 18,667	$ 31,652
Fixed maturity securities losses	(9,109)	(19,610)	(10,517)
Equity securities gains	22,528	6,180	9,320
Equity securities losses	(18,177)	(7,036)	(4,856)
Venture capital fund gains	8,923	10,176	1,013
Venture capital fund losses	(5,580)	(761)	(176)
Other gains	4,213	61	740
Other losses	(18)	(19)	(113)

Net transaction gains	27,465	7,658	27,063

Impairment losses:
Fixed maturity securities	(4,117)	(2,368)	(305)
Equity securities	(36,784)	(1,839)	(4,547)

Total impairment losses	(40,901)	(4,207)	(4,852)

Equity in earnings of closed-end preferred stock mutual funds	(12,872)	13,192	696

Net realized investment gains (losses) included in net earnings	$(26,308)	$ 16,643	$ 22,907

Proceeds from investment sales, calls, maturities and paydowns for the years ended December 31 follow:

	2007	2006	2005

Sales:
Closed-end preferred stock mutual funds	$ -	$ -	$ 244
Equity securities	676,247	591,466	457,496
Fixed maturity securities	933,224	1,383,190	1,239,329

Total sales	1,609,471	1,974,656	1,697,069

Calls, maturities and paydowns:
Fixed maturity securities	420,522	210,575	282,581
Equity securities	87,434	32,178	46,533

Total calls, maturities and paydowns	507,956	242,753	329,114

Other:
Venture capital fund and other investments	13,417	11,223	10,031
Mortgage loans and collateral notes	4,363	3,768	3,984

Total other	17,780	14,991	14,015

Proceeds from sales, calls, maturities and paydowns	$2,135,207	$2,232,400	$2,040,198

Unrealized Investment Gains (Losses)

Gross and net unrealized investment gains and losses, excluding minority interest, from fixed maturity and equity securities at December 31 follow:

	2007		2006

	Gains	Losses	Gains	Losses

Fixed maturity securities:
U.S. government and agency	$ 2,382	$ (99)	$ 612	$(1,106)
State and political subdivision	9,490	(26,891)	29,674	(2,473)
Corporate	1,080	(10,971)	5,559	(3,056)
Mortgage-backed	6,111	(5,912)	4,881	(2,065)

Fixed maturity securities unrealized gains (losses)	$ 19,063	$(43,873)	$40,726	$(8,700)

Equity securities unrealized gains (losses)	$ 2,291	$(76,948)	$22,109	$(1,277)

Net unrealized gains (losses)	$(99,467)		$52,858

Net unrealized gains (losses) on available-for-sale investments, net of tax, are included in net accumulated other comprehensive income, a component of stockholders' equity.

      We review all security holdings on a quarterly basis for potential other-than-temporary declines in market value in accordance with GAAP. In general, unrealized losses resulting from an increase in interest rates will not necessarily lead to an other-than-temporary impairment write-down. As part of this process, we consider any significant market declines in the context of the overall market and also in relation to the outlook for the specific issuer of the security and the issuer's industry. Each quarter, we review all securities whose market values have declined below book price. From a quantitative standpoint, we view all securities that have declined more than 20% below book price and have remained so for two quarters as potentially in need of a write-down. Any other security that we view as impaired for a significant period of time is also a candidate for a write-down, even if the percentage decline is less than 20%. In addition, we perform the following quarterly review of our portfolio:

•	We review all holdings with an unrealized loss of over $250, or a fair market value that is more than 20% below cost, regardless of duration.

•	We review all holdings with unrealized losses over $100, or a fair market value that is more than 10% below cost, for securities at a continuous loss position period of 12 to 36 months.

•	We review all securities that have been at a continuous loss position for 36 months or more, if the loss exceeds $30.

•	We review both issue specific data and general market data for all perpetual preferred stocks that have been at a continuous loss position for over 12 months.

•	Generally, we consider all AAA/AA rated U.S. Government securities with market values less than cost as temporarily impaired due to our intent and ability to hold these securities to recovery.

•	We consider market activity between our quarter-end date and earnings release date in our evaluation.

•	We will consider other-than-temporary the impairment of any security which we do not intend to hold until maturity or full recovery.

      If a security is deemed other-than-temporarily impaired, we adjust the security's cost basis to market value through realized loss based on publicly available prices or, in the absence of such information, on a price supplied by a broker. Gross unrealized losses on our fixed maturity and equity securities at December 31, 2007 by duration of unrealized loss and by credit quality (for fixed maturity securities) follow:

	Total	0 - 6 Months	7 - 12 Months	13 - 24 Months	Over 24 Months

Total equity and fixed maturity securities:
Number of positions	307	116	153	15	23

Total fair market value	$1,200,922	$528,388	$544,158	$57,498	$70,878
Total amortized cost	1,321,743	575,352	613,184	61,313	71,894

Unrealized loss	$ (120,821)	$ (46,964)	$ (69,026)	$ (3,815)	$ (1,016)

Unrealized loss percentage to fair market value	10.1%	8.9%	12.7%	6.6%	1.4%

Equity securities:
Number of positions	82	40	42	-	-

Total fair market value	$ 373,037	$193,711	$179,326	-	-
Total amortized cost	449,985	226,497	223,488	-	-

Unrealized loss	$ (76,948)	$ (32,786)	$ (44,162)	-	-

Unrealized loss percentage to fair market value	20.6%	16.9%	24.6%	-	-

Total fixed maturity securities:
Number of positions	225	76	111	15	23

Total fair market value	$ 827,885	$334,677	$364,832	$57,498	$70,878
Total amortized cost	871,758	348,855	389,696	61,313	71,894

Unrealized loss	$ (43,873)	$ (14,178)	$ (24,864)	$ (3,815)	$ (1,016)

Unrealized loss percentage to fair market value	5.3%	4.2%	6.8%	6.6%	1.4%

Investment grade fixed maturity securities:
Number of positions	214	69	107	15	23

Total fair market value	$ 763,223	$292,513	$342,334	$57,498	$70,878
Total amortized cost	802,369	304,633	364,529	61,313	71,894

Unrealized loss	$ (39,146)	$ (12,120)	$ (22,195)	$ (3,815)	$ (1,016)

Unrealized loss percentage to fair market value	5.1%	4.1%	6.5%	6.6%	1.4%

Below investment grade fixed maturity securities:
Number of positions	11	7	4	-	-

Total fair market value	$ 64,662	$ 42,164	$22,498	-	-
Total amortized cost	69,389	44,222	25,167	-	-

Unrealized loss	$ (4,727)	$ (2,058)	$ (2,669)	-	-

Unrealized loss percentage to fair market value	7.3%	4.9%	11.9%	-	-

Our unrealized losses from below investment grade fixed maturity securities at December 31, 2007 were from corporate securities and asset-backed securities with a credit quality of BB or were unrated.

      We reviewed our investment holdings at December 31, 2007 and 2006 for other-than-temporary declines in market value, in accordance with our previously summarized accounting policy. Based on this analysis, we determined that the impairments represented in the above gross unrealized loss table are temporary. These temporary impairments are primarily due to higher interest rates and the severe credit market declines witnessed in general market conditions. Our fixed maturity investments all have final maturity dates where we believe we will be repaid the full par value of the security. More than 92% of the temporarily impaired fixed maturities are investment grade and those that are non-investment grade have not been downgraded since purchase. Since we have the intent and ability to hold these investments to maturity if necessary for full recovery, we determined their value declines to be temporary. Our temporarily impaired equity securities all have an unrealized loss duration of less than one year. The majority of these equity securities are preferred stocks, which represent over 92% of total equity securities. Preferred stocks generally react to the factors previously mentioned - interest rates and credit market declines. In the one month subsequent to year-end, improvement occurred in the market for interest-bearing securities and in our unrealized loss position. As we have the intent and ability to hold these equity securities to full recovery and believe that the near-term prospects of these issuers support such recovery, we determined their impairment to be temporary.

Gross unrealized losses on our equity and fixed maturity securities at December 31, 2006, by duration of unrealized loss and by credit quality (for fixed maturity securities), follow:

	Total	0 - 6 Months	7 - 12 Months	13 - 24 Months	Over 24 Months

Total equity and fixed maturity securities:
Number of positions	227	111	20	72	24

Total fair market value	$982,017	$579,355	$96,000	$246,591	$60,071
Total amortized cost	991,994	583,364	97,156	250,050	61,424

Unrealized loss	$ (9,977)	$ (4,009)	$ (1,156)	$ (3,459)	$ (1,353)

Unrealized loss percentage to fair market value	1.0%	0.7%	1.2%	1.4%	2.3%

Equity securities:
Number of positions	35	28	3	4	-

Total fair market value	$165,340	$143,116	$ 5,607	$ 16,617	-
Total amortized cost	166,617	144,324	5,645	16,648	-

Unrealized loss	$ (1,277)	$ (1,208)	$ (38)	$ (31)	-

Unrealized loss percentage to fair market value	0.8%	0.8%	0.7%	0.2%	-

Fixed maturity securities:
Number of positions	192	83	17	68	24

Total fair market value	$816,677	$436,239	$90,393	$229,974	$60,071
Total amortized cost	825,377	439,040	91,511	233,402	61,424

Unrealized loss	$ (8,700)	$ (2,801)	$ (1,118)	$ (3,428)	$ (1,353)

Unrealized loss percentage to fair market value	1.1%	0.6%	1.2%	1.5%	2.3%

Investment grade fixed maturity securities:
Number of positions	187	78	17	68	24

Total fair market value	$778,469	$398,031	$90,393	$229,974	$60,071
Total amortized cost	787,019	400,682	91,511	233,402	61,424

Unrealized loss	$ (8,550)	$ (2,651)	$ (1,118)	$ (3,428)	$ (1,353)

Unrealized loss percentage to fair market value	1.1%	0.7%	1.2%	1.5%	2.3%

Below investment grade fixed maturity securities:
Number of positions	5	5	-	-	-

Total fair market value	$ 38,208	$ 38,208	-	-	-
Total amortized cost	38,358	38,358	-	-	-

Unrealized loss	$ (150)	$ (150)	-	-	-

Unrealized loss percentage to fair market value	0.4%	0.4%	-	-	-

Note C - Deferred Policy Acquisition Costs

      Policy acquisition costs are calculated by line of business as a percentage of unearned premiums by multiplying the sum of current commission rates plus current premium tax rates plus an estimate of the percentage of other underwriting expenses incurred at policy issuance. These costs are deferred and amortized over the period in which the related premiums are earned, the amount being reduced by any potential premium deficiency. If any potential premium deficiency exists, it represents future estimated losses, loss adjustment expenses and amortization of deferred acquisition costs in excess of the related unearned premiums. There was no premium deficiency in 2007, 2006 and 2005. In determining whether a premium deficiency exists, we consider anticipated investment income on the unearned premium reserve.

Policy acquisition costs deferred and amortized to income follow:

	2007	2006	2005

Balance, January 1	$177,852	$174,415	$163,645
Costs deferred during the year	529,342	519,674	474,156
Amortization charged to expense	(524,958)	(516,237)	(463,386)

Balance, December 31	$182,236	$177,852	$174,415

Note D - Property and Equipment

Our property and equipment at December 31 follows:

	2007	2006

Buildings	$ 58,554	$ 57,709
EDP equipment and copiers	37,512	35,997
Software	25,589	17,236
Equipment and office furniture	13,971	14,086
Automobiles	1,939	1,672
Building improvements and other	1,825	1,900

	139,390	128,600
Less accumulated depreciation/amortization	(72,290)	(65,869)

	67,100	62,731
Land	5,695	5,652

Property and equipment, net	$ 72,795	$ 68,383

      Property and equipment is carried at cost net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Depreciation and amortization expense was $7,478, $7,197 and $6,091 for the years ended December 31, 2007, 2006 and 2005, respectively. Depreciation and amortization expense is allocated evenly between loss adjustment expenses and policy acquisition costs.

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

Note E - Unpaid Losses and Loss Adjustment Expenses (LAE)

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

      Significant time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. We recognize liabilities for unpaid losses by establishing reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and LAE. We review these reserves quarterly. Regulations of the Divisions of Insurance require us to obtain a certification annually, from either a qualified actuary or an approved loss reserve specialist, that our loss and LAE reserves are reasonable.

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

When reviewing the liability for unpaid losses and LAE, we analyze historical data and estimate the impact of various factors, including:

•	payment trends;

•	loss expense per exposure;

•	our historical loss experience and that of the industry;

•	frequency and severity trends;

•	legislative enactments, judicial decisions, legal developments in the imposition of damages; and

•	changes and trends in general economic conditions, including the effects of inflation and recession.

      This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors.


      By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, we estimate the ultimate net liability for losses and LAE. After taking into account all relevant factors, we believe that, based on existing information, the provision for losses and LAE at December 31, 2007 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability, however, may be greater or lower than established reserves. If the ultimate exposure is greater than (or less than) our estimated liability for losses and LAE, we will incur additional expense (income) which may have a material impact on our consolidated results of operations and financial position. We do not discount to present value that portion of our loss reserves expected to be paid in future periods.

      Liabilities for unpaid claims and claim adjustment expenses for environmental related claims such as oil spills, mold and lead paint are included in the loss reserve methodologies described above. Reserves have been established to cover these claims for known losses. Because of our limited exposure to these types of claims, we believe they will not have a material impact on our consolidated results of operations and financial position in the future. Loss reserves on environmental related claims amounted to $5,490 and $8,611 at December 31, 2007 and 2006, respectively.

Liabilities for unpaid losses and LAE at December 31 follow:

	2007	2006

Net voluntary unpaid loss and LAE reserves	$ 922,916	$ 837,470
Voluntary salvage and subrogation recoverable	(113,096)	(96,954)
Assumed unpaid loss and LAE reserves from Commonwealth Automobile Reinsurers (CAR)	109,204	130,803
Assumed salvage and subrogation recoverable from CAR	(14,742)	(20,544)

Total voluntary and assumed unpaid loss and LAE reserves	904,282	850,775
Adjustment for ceded unpaid loss and LAE reserves	116,989	130,174
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid loss and LAE reserves	$1,012,271	$ 971,949

The change in reserves for unpaid losses and LAE, net of reinsurance deductions from all reinsurers, including CAR, for the years ended December 31 follow:

	2007	2006	2005

Incurred losses and LAE:
Provision for insured events of the current year	$1,226,052	$1,112,210	$1,111,494
Decrease in provision for insured events of prior years	(54,621)	(43,726)	(61,397)

Total incurred losses and LAE	1,171,431	1,068,484	1,050,097

Payments:
Losses and LAE attributable to insured events of the current year	752,223	669,495	672,805
Losses and LAE attributable to insured events of prior years	409,260	382,913	372,719

Total payments	1,161,483	1,052,408	1,045,524

Change in loss and LAE reserves during the year	9,948	16,076	4,573
Loss and LAE reserves from acquisition	43,559	-	-
Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, beginning of year	850,775	834,699	830,126

Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, end of year	904,282	850,775	834,699
Ceded reinsurance recoverable	107,989	121,174	154,497

Loss and LAE reserves, end of year	$1,012,271	$ 971,949	$ 989,196

      As a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased $54,621 for the year ended 2007, $43,726 for 2006 and $61,397 for 2005. The favorable development is due primarily to lower than anticipated losses related to the personal automobile liability. Conditions and trends that have affected development in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based upon these developments. The amounts we will ultimately incur from loss and loss adjustment expenses could differ materially in the near term from the amounts recorded.

      Approximately $46,792 in personal automobile liability redundancies developed for the year ended 2007, with 96% of this amount coming from the 2006, 2005 and 2004 accident years. The primary reason for the redundancies in this area is that claim severity developed better than we anticipated, coupled with significant redundancies from CAR which approximated 27% of the total automobile liability redundancy. Automobile physical damage had approximately $1,075 in redundancies primarily related to the 2006 accident year, which were partially offset by prior period deficiencies. Redundancies related to 2006 were approximately $2,813, of which all was CAR related. Commercial automobile liability had approximately $4,799 in redundancies, primarily related to the 2006 and 2005 accident years. Various redundancies and deficiencies for the other lines of business and accident years combined for the remaining net redundancy of approximately $1,955.


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

      Our aggregate actuarial estimate for the loss and LAE reserves, on a consolidated basis and net of reinsurance recoverable, ranges from a low of $832,500 to a high of $957,100, as of December 31, 2007. Our financial statement loss and LAE reserves net of reinsurance, based on our best estimate, was established at $904,282 for that date. Financial management calculates our estimate independently from those amounts as calculated by our actuaries and, therefore, the final results are most often not the same. We estimate amounts primarily by reviewing historical loss and LAE data, focusing mainly on payment data. We also review and compare most recent loss frequency, severity and payment data to historical trends in an attempt to determine if patterns are remaining consistent or not. We attempt to establish our reserve estimate as close to the amount required for the ultimate future payments necessary to settle all losses. The accuracy of this estimate is reflected by the line noted in the above table entitled "decrease in provision for insured events of prior years."

      Our loss and LAE reserves include our share of the aggregate loss from CAR which reflect our loss reserves and loss reserves determined by the other writers of automobile insurance in Massachusetts that participate in CAR (Servicing Carriers).

Note F - Bonds Payable

      On December 9, 2003, we issued $300,000 face value of senior unsecured and unsubordinated debt (the Senior Notes) which matures December 9, 2013. The Senior Notes were issued at 99.3% to yield 6.04% and bear a coupon interest rate of 5.95%, payable semi-annually on June 9 and December 9. Proceeds from the issuance were $297,972. Costs related to the issuance of the Senior Notes have been deferred and recorded in other assets on the balance sheet. The deferred costs and the original issue discount will be amortized into interest expense over the life of the Senior Notes. The fair market value of the Senior Notes at December 31, 2007 was estimated at $305,000.

Note G - Commitments

      In 2000, Commerce entered into a Limited Partnership Agreement with Conning Partners VI, L.P., a Delaware Limited Partnership. This partnership agreement required our commitment to invest up to $50,000 into the partnership. As of December 31, 2007, we have a commitment balance to the partnership of $1,440. The partnership was formed to operate as an investment fund principally for the purpose of making investments primarily in equity, equity-related and other securities issued in expansion financing, start-ups, buy-outs and recapitalization transactions relating to companies in the areas of insurance, financial services, e-commerce, healthcare, and related businesses, including, without limitation, service and technology enterprises supporting such businesses.

Note H - Stockholders' Equity

Net Accumulated Other Comprehensive Income

Net accumulated other comprehensive income is a component of stockholders' equity and includes unrealized holding gains and losses, net of tax, on available-for-sale investment securities.

The components of other comprehensive income, both gross and net of tax (benefit), for the years ended December 31 are as follows:

2007	Gross	Tax (Benefit)	Net

Unrealized holding gain during the year	$(113,823)	$(39,838)	$(73,985)
Reclassification adjustment	(37,614)	(13,165)	(24,449)

Other comprehensive loss	$(151,437)	$(53,003)	$(98,434)

2006
Unrealized holding loss during the year	$ 50,109	$ 17,538	$ 32,571
Reclassification adjustment	13,078	4,566	8,512

Other comprehensive income	$ 63,187	$ 22,104	$ 41,083

2005
Unrealized holding gain during the year	$ (21,286)	$ (7,439)	$(13,847)
Reclassification adjustment	(14,409)	(5,043)	(9,366)

Other comprehensive loss	$ (35,695)	$(12,482)	$(23,213)

Incentive Awards, Restricted Stock Units and Stock Option Programs

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

      In May 2005, the Compensation Committee of the Board of Directors authorized, under the 2002 Incentive Compensation Plan, the grant of Incentive Awards (IAs) to officers and directors in lieu of BVAs which were granted in the past. IAs entitle officers and directors to cash payments at a specified settlement date, subject to certain specified conditions. The 2005 Incentive Award Agreement is substantially the same as the previously granted BVA Agreement. The cash payment is based on cumulative net earnings per basic share of common stock over a three-year period, except for certain early retirement and change in control circumstances. During 2006 and 2007, the Compensation Committee awarded similar IAs. Expenses relating to the IAs were $7,188, $26,081 and $29,043 in 2007, 2006 and 2005, respectively.

      Employee stock options granted from 1999 through 2001 relating to a previously approved plan totaled 2,529,042, including the issuance of options previously terminated. No employee stock options were granted after 2001 under the Plan. The options entitled the recipient to purchase our common stock based upon the extent to which, if at all, the per share market value of the common stock exceeded certain thresholds set at the time the option was granted. No employee options were terminated and no employee options were outstanding at December 31, 2007.

      In February 2007, we granted 103,928 vested stock options to our Directors under our Incentive Compensation Plan. Each stock option may be exercised for one share of our common stock at $30.36. The stock options have a ten-year term. As these options were fully vested at date of grant, we recorded our expense associated with the director options on grant date based upon our estimate of the fair value of the award using the Black-Scholes option pricing model. Our expense totaled $395.


      In addition, during 2007, we granted 627,327 non-vested equity share units (RSUs) to officers under our Incentive Compensation Plan. These awards provide for the right to receive one share of our common stock for each vested RSU and annual Dividend Equivalent Payments (DEPs) beginning 2008. DEPs represent amounts that would have been received had the recipient of the RSU owned the underlying Company common shares. The RSUs cliff vest in 2012. Upon vesting, our stock shall be issued for all outstanding RSUs except for those RSUs held by our named executive officers. Named executive officers shall receive their shares after leaving the Company. At settlement, the recipient will receive one share of common stock for each RSU, less an amount of shares necessary to cover income tax withholdings. Settlement is required to be done in shares of common stock only. The vesting period may be accelerated upon a change in control of the Company. Holders of the RSUs will have no voting rights or any other rights of stockholders until receipt of stock from the Company. At December 31, 2007, 613,369 RSUs remain outstanding. We record our expense for the RSUs over each award's vesting period, based upon the market value of our common stock on the date of grant. During 2007, expenses associated with the RSUs and DEPs were $2,859 and $683, respectively. The remaining unamortized expense totaled $16,041 and will be recognized over the remaining vesting period.

      The market price for our common stock and our financial results directly affect our expense related to stock options and IAs, respectively. Our stock option expense represents options granted to both employees, directors and American Commerce agents. An increase in the market value of our stock will increase the expense we recognize for options subject to variable accounting. Similarly, an increase in our net income will increase the value of, and therefore the expense we recognize for, outstanding IAs.

      We record our expenses related to employee and director stock options, RSUs, BVAs and IAs in three separate line items on our statement of earnings - losses and loss adjustment expenses, policy acquisition costs and net investment income. Agent options are recorded in two separate lines, losses and LAE and policy acquisition costs. The stock option, RSU, BVA and IA expenses recorded in each line item for the years ended December 31 follow:

	2007	2006	2005

BVAs, IAs, RSUs and other plans:
Losses and loss adjustment expenses	$ 6,458	$15,350	$15,655
Policy acquisition costs	5,576	12,893	13,935
Net investment income	109	126	187

Total	12,143	28,369	29,777

Employee and director options:
Losses and loss adjustment expenses	215	-	8
Policy acquisition costs	179	-	7
Net investment income	1	-	-

Total	395	-	15

Agents' options:
Losses and loss adjustment expenses	6,208	3,612	767
Policy acquisition costs	5,079	2,956	628

Total	11,287	6,568	1,395

Total expense	$23,825	$34,937	$31,187

Liabilities for the BVAs, IAs and employee and director stock option programs were $28,768 and $50,552 at December 31, 2007 and 2006, respectively.

Plan activity related to employee and director options, retroactively adjusted for the June 2006 two-for-one stock split, for the three years ended 2007 follows:

	Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2005	131,018	$15.49
Exercised	(108,442)	15.51

Options outstanding at December 31, 2005	22,576	15.40
Exercised	(6,492)	15.40

Options outstanding at December 31, 2006	16,084	15.40
Granted	103,928	30.36
Exercised	(54,731)	25.96

Options outstanding at December 31, 2007	65,281	30.36

Options exercisable at December 31, 2005	22,576	$15.40

Options exercisable at December 31, 2006	16,084	15.40

Options exercisable at December 31, 2007	65,281	30.36

At December 31, 2007, 5,011,400 shares of common stock may be awarded in the future under the Plan. Our Compensation Committee has not granted stock options to employees under the plan since 2001.

      The American Commerce Agents' Plan. Additionally, we grant options to certain agents (ACIC agents' options) of American Commerce (the ACIC Plan). The right of the recipient to exercise these ACIC agents' options is contingent upon the average volume of other-than-Massachusetts private passenger automobile and homeowners direct written premiums placed and maintained with American Commerce for a five year period specified in the ACIC agents' option agreement. If qualified, the recipient may purchase our common stock at the exercise price for a period of five years beginning five years after the date of the grant (the confirmation date). Unexercised ACIC agents' options terminate not later than ten years after the date of the grant (the expiration date). Options cannot be exercised using cash. Options can only be exercised using a net share purchase such that the dollar value that the option is in the money is divided by the fair market value of the stock at the date of exercise to arrive at the number of shares received by the option holder. We record our expenses associated with the ACIC Plan over each award's vesting period, based on our estimate of the fair value of each award using the Black-Scholes option pricing model. Expenses related to these options were $11,287 in 2007, $6,568 in 2006 and $1,395 in 2005. The ACIC Plan has not been, and is not required to be, approved by our stockholders.

The ACIC Plan activity, retroactively adjusted for the June 2006 two-for-one stock split, for the three years ended 2007 follows:

	Shares	Weighted Average Exercise Price

Agents' options outstanding at January 1, 2005	5,844,260	23.77
Granted	950,000	36.27
Exercised	(585,910)	17.87
Forfeited	(1,400,000)	24.91

Agents' options outstanding at December 31, 2005	4,808,350	26.62
Granted	450,000	37.38
Exercised	(311,000)	21.31

Agents' options outstanding at December 31, 2006	4,947,350	27.94
Granted	550,000	43.07
Exercised	(677,070)	22.77

Agents' options outstanding at December 31, 2007	4,820,280	30.39

      There were 670,280, 597,350 and 308,350 exercisable ACIC agents' options at December 31, 2007, 2006 and 2005, respectively. A change of control, as defined in the agreement, will not result in an acceleration of the vesting schedule of these options. The weighted average remaining contractual life of ACIC agents' options outstanding at December 31, 2007 was 6.5 years.

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

The fair value of each of the ACIC agents' options granted under the ACIC Plan was estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2007	2006	2005

Dividend yield	3.53%	3.30%	2.65%
Expected volatility	22.45%	20.45%	19.80%
Risk-free interest rate	3.54%	4.69%	4.40%
Expected option life in years	5-9.5	5-9.5	5-9.5

      The weighted average exercise prices for ACIC agents' options granted in 2007, 2006 and 2005 were $43.07, $37.38 and $36.27, respectively. The estimated weighted average grant date fair values estimates of the ACIC agents' options granted during 2007, 2006 and 2005 were $2.78, $4.46 and $4.27, respectively. The ACIC agents' option liability at December 31, 2007 and 2006 was $27,780 and $21,236, respectively.


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

Net Earnings Per Common Share (EPS)

      Basic EPS is computed based on the weighted average number of common shares outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding adjusted by the number of additional common shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of common shares we could have repurchased from the proceeds of the potentially dilutive shares. Our dilutive instruments are outstanding stock options and RSUs. Basic and diluted EPS, retroactively adjusted for the June 2006 two-for-one stock split, are calculated for the years ended December 31, as follows:

	2007	2006	2005

Net earnings for basic and diluted EPS	$ 190,903	$ 241,535	$ 243,912

Common share information:
Average shares outstanding for basic EPS	63,393,821	67,630,367	67,171,716
Dilutive effect of stock options and RSUs	886,464	382,402	523,614

Average shares outstanding for dilutive EPS	64,280,285	68,012,769	67,695,330

Basic EPS	$ 3.01	$ 3.57	$ 3.63

Diluted EPS	$ 2.97	$ 3.55	$ 3.60

      The computation of diluted EPS did not include stock options that were anti-dilutive, as their exercise price was greater than the average market price of our common stock during the year. The number of such options was 1,800,000, 2,200,000 and 800,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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


      The aggregate amount of dividends calculated in accordance with regulations in Massachusetts, California and Ohio that could have been paid in 2007 from those four insurance subsidiaries without prior regulatory approval was approximately $232,726, of which $207,870 was declared and paid as of December 31, 2007.

      New York has dividend regulations differing from those of Massachusetts, California and Ohio. As a result, State-Wide dividend capacity was not included in the above calculations. State-Wide had the ability to pay $5,572 in dividends without regulatory approval, however, they did not pay any dividends during 2007.

During 2008, our five insurance subsidiaries have the ability to pay $228,267 in dividends without prior regulatory approval.

      Our Board of Directors voted to declare four quarterly dividends to stockholders of record totaling $1.20 per share and $0.975 per share in 2007 and 2006, respectively. On February 16, 2007, the board voted to increase the quarterly stockholder dividend from $0.25 to $0.30 per share to stockholders of record as of February 26, 2007. Prior to that declaration, we paid quarterly dividends of $0.25 per share dating back to May 19, 2006 when the board voted to increase the dividend from $0.225 to $0.25 per share.

Other

The amount of consolidated retained earnings at December 31, 2007 represented by undistributed earnings of 50% or less owned investments that are accounted for using the equity method follows:

	Carrying Value	Cost	Undistributed Earnings

Preferred stock mutual funds	$162,228	$154,437	$ 7,791
Other investments	56,706	49,168	7,538

	$218,934	$203,605	15,329

Income tax expense (at 35%)			5,365

Undistributed equity method earnings included in consolidated retained earnings			$ 9,964

Note I - Premiums

Insurance premiums are recognized as income ratably over the terms of the policies. Unearned premiums are determined by prorating written premiums on a daily basis over the terms of the policies.

      Approximately 80.6% of our direct premiums written for the year ended December 31, 2007 were generated from personal automobile insurance policies. Approximately 85.2% of our direct premiums written for the year ended December 31, 2007 were generated in Massachusetts.

      A significant portion of our Massachusetts premiums written is derived through the American Automobile Association Clubs of Massachusetts (AAA Clubs) affinity group marketing program. Direct premiums written by the AAA affinity group marketing program in Massachusetts were $643,463, or 34.6%, of our total direct premiums written in 2007, $675,904, or 36.3%, in 2006 and $725,943, or 38.7%, in 2005. Insurance agencies owned by the AAA Clubs wrote 16.0% and our network of independent agents wrote 84.0% of total AAA affinity direct written premium in 2007. During 2006, AAA Club-owned agencies wrote 17.3% and our network wrote 82.7%.

Note J - Income Taxes

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

      The method of allocation calls for current taxes to be allocated among all affiliated companies based on a written tax-sharing agreement. Under this agreement, allocation is made primarily on a separate return basis with credit for losses and other tax items utilized in the consolidated return.

      We use an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we consider all expected future events other than changes in the tax law or rates, unless enacted. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Our federal income tax expense (benefit) for the years ended December 31 follows:

	2007	2006	2005

Current	$83,351	$ 88,660	$120,781
Deferred	(8,076)	15,334	(13,013)

Income taxes	$75,275	$103,994	$107,768

      Realization of a deferred tax asset is dependent on generating sufficient taxable income in future years. Although realization is not assured, we believe it is more likely than not that all of the deferred tax assets will be realized. GAAP requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. We did not have a valuation allowance for deferred taxes at December 31, 2007 and 2006.

Deferred tax assets (liabilities) at December 31 follow:

	2007	2006

Unearned premiums	$ 58,839	$ 60,323
Deferred profit sharing	24,722	28,102
Discounting of loss reserves	19,934	20,351
Deferred compensation	10,769	7,987
Agents' stock option expense	9,810	7,433
Deferred income	2,315	3,399
Directors' retirement compensation expense	2,544	1,813
Investment write-downs	12,684	983
Net unrealized losses	34,813	-
Alternative minimum tax credit	2,328	-
Other	3,143	3,460

Deferred tax assets	181,901	133,851

Deferred policy acquisition costs	(63,783)	(62,249)
Net unrealized gains	-	(18,502)
Preferred stock mutual funds	(4,720)	(9,219)
Software amortization	(7,761)	(5,505)
Investment-related liabilities	(3,899)	-
Tax depreciation in excess of book depreciation	(2,818)	(3,351)
Salvage and subrogation recoverable	(1,947)	(1,789)
Other	(586)	(1,816)

Deferred tax liabilities	(85,514)	(102,431)

Net deferred tax asset	$ 96,387	$ 31,420

Federal income tax is less than the amount computed by applying the statutory rate of 35% for the years ended December 31 for the following reasons:

	2007		2006		2005

Tax at statutory rate	$ 93,706	35.0%	$121,247	35.0%	$123,412	35.0%
Tax exempt interest	(11,734)	(4.4)	(10,000)	(2.9)	(10,052)	(2.9)
Dividends received deduction	(6,571)	(2.4)	(5,810)	(1.7)	(5,429)	(1.5)
Dividends paid to ESOP participants	(2,491)	(0.9)	(2,041)	(0.6)	(1,510)	(0.4)
Tax contingency reserve	(151)	(0.1)	(15)	-	266	0.1
Other	2,516	0.9	613	0.2	1,081	0.3

Tax and effective rate	$ 75,275	28.1%	$103,994	30.0%	$107,768	30.6%

      In July 2006, the FASB released FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007 and the adoption had a negligible impact on our results of operation and financial position.

      Commerce and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. The companies are not subject to U.S. federal, state or local income tax examinations in any major taxing jurisdiction for years prior to 2003. The 2004 and 2006 federal income tax returns are currently under examination. Furthermore, at the request of the Internal Revenue Service, the statute of limitations on the 2003 and 2004 federal consolidated income tax returns was extended until March 31, 2010.

      We recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense. For the year ended December 31, 2007, we recognized a benefit of $153 in interest and penalties. The Company has recorded a net receivable of $377 for interest and penalties at December 31, 2007. This receivable consists of interest payable of $117 and an offsetting receivable of $494 due from the 2003 amended return refund.

      The total liability balance for unrecognized tax benefits (FIN 48 Liability) at December 31, 2007 is $383. Included in the FIN 48 Liability are $250 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the change in deductibility period would not affect the annual effective tax rate, but would only accelerate the payment of cash to the taxing authority to an earlier period. Also included in the liability balance is $133 of tax positions that the deductibility is not highly certain and are not impacted by timing. The impact on the effective tax rate for this is negligible. We do not expect a material change to these amounts within the next twelve months.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at January, 2007	$1,084
Additions for tax positions of prior years	71
Reductions for tax positions of prior years	(509)
Settlements	(263)

Balance at December 31, 2007	$ 383

Note K - Insolvency Fund Assessments

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

      It is anticipated that there will be additional assessments from time to time relating to various insolvencies. By statute, no insurer may be assessed in any year an amount greater than two percent of that insurer's direct written premiums for the calendar year preceding the assessment. MIIF assessed Commerce and Citation $1,231 and $128 for the years ended December 31, 2006 and 2005, respectively. Commerce and Citation received a net refund of $41 during 2007.

Protection against Insurer Insolvency - Other States

      All companies are also covered by similar associations in the states where they do business. These associations operate similarly to the MIIF. Commerce West, domiciled in California, is covered by the California Insurance Guarantee Association, as well as associations in Arizona and Oregon. American Commerce, domiciled in Ohio, is covered by the Ohio Guarantee Association, as well as associations in the other states in which they do business. State-Wide, domiciled in New York, is covered by Property/Casualty Insurance. Security Fund of the State of New York. (Refunds) payments made by American Commerce, Commerce West, State-Wide and Commerce (for New Hampshire only) to the associations that they are covered under were $35 in 2007, $(224) in 2006 and $76 in 2005, respectively. These amounts are net of credits for prior year assessments.

Note L - Reinsurance

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

Catastrophe Reinsurance Program

      On June 9, 2006, we entered into a series of agreements with participating reinsurers that provide catastrophe reinsurance for our insurance subsidiaries' other-than-automobile property lines of business for the contract year effective July 1, 2006 through June 30, 2007 (the "Catastrophe Reinsurance Program"). This Catastrophe Reinsurance Program replaced our terminated 75% quota share program, which had covered our other-than-automobile property and liability lines of business, except for umbrella and our expiring one-year catastrophe treaty, which covered six percent of our exposure to Massachusetts FAIR Plan losses in excess of $100 million up to total Massachusetts FAIR Plan losses of $1 billion.

      Effective July 1, 2007, we renewed our pure catastrophe reinsurance program across five layers as outlined below. The Catastrophe Program provides for reinsurance recovery of a maximum of $489 million in the event of a $550 million or greater occurrence, including all states' FAIR Plan losses. The total annual cost of the program is approximately $28.4 million and includes one reinstatement premium (pro-rated based on loss recoveries) for a maximum additional cost of approximately $28.4 million. The catastrophe program is based on $207 million of estimated subject premiums, which will vary based on actual subject premiums. This program covers all FAIR Plan-type participation in excess of reinsurance purchased by any of the Plans, but does not cover comprehensive automobile. Two-year pricing agreements were signed for approximately half of this year's placement. Based on this, the pricing for half of next year's reinsurance program (effective July 1, 2008) will be the same as this year.

Layer	Coverage	Percentage of Coverage Purchased for each Layer	Maximum Recovery per Layer

1st	$25 million excess of $25 million	36%	$ 9,000
2nd	$50 million excess of $50 million	60%	30,000
3rd	$150 million excess of $100 million	100%	150,000
4th	$200 million excess of $250 million	100%	200,000
5th	$100 million excess of $450 million	100%	100,000

			$489,000

      We will have no additional reinsurance recoveries for a single event catastrophe in excess of a total loss of $550 million, including FAIR Plan-type losses. Our average estimated combined total loss for the Commerce, Citation and ACIC insurance subsidiaries, on other-than-automobile business, was calculated using two prominent catastrophe modeling companies. The average estimated "100 year loss" is $437 million and the "250 year loss" is $792 million.

      The lines of business classified as property and covered under the new Catastrophe Reinsurance Program include fire, allied lines, homeowners, inland marine, special multi-peril and business owner policies. The Catastrophe Reinsurance Program covers losses occurring throughout the United States, except for Florida, where we currently do not write any business. However, for the fourth and fifth layers, coverage will only apply to losses in the states of Massachusetts, New Hampshire, Rhode Island and Connecticut.

      The Catastrophe Reinsurance Program will not discharge us from our primary liability to the insured for the full amount of the insured's policies, but it will make the reinsurer liable to us to the extent of the reinsured portion of any loss ultimately suffered. Each reinsurer participating in the reinsurance program will be severally (and not jointly) liable to us for its share of reinsurance coverage. We believe the reinsurers are adequately capitalized and financially able to meet their obligations under the reinsurance agreements with us, though there can be no assurance that they will be able to do so. Premiums related to the catastrophe program amounted to $29,365 for 2007.

      Prior to the Catastrophe Reinsurance Program, we used a series of one-year quota share agreements. This program covered all non-automobile property and liability business, except umbrella policies. We utilized a 75% agreement for the period July 1, 2005 to June 30, 2006; and a 70% agreement for the period July 1, 2004 to June 30, 2005. Quota share reinsurance refers to a form of pro rata reinsurance arrangement where the reinsurer participates in a specified percentage of the premiums and losses on every risk within the scope of the reinsurance agreement.

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


      Prior to 2006, Commerce and American Commerce were assuming and ceding members of ANI. Beginning in 2006, American Commerce also became a direct writing member. The total pre-tax earnings impact of all of our participation in ANI for 2007 and 2006 was approximately $1,390 and $1,499, respectively. Our maximum exposure in 2007 in the event of a catastrophic loss at an insured nuclear facility was $12,000 for domestic risks and $11,000 for foreign risks. For 2008, these exposure amounts increased to $15,000 and $15,000, respectively.

AAA SNE Agreement

      Effective January 1, 2007, we entered into a quota share agreement with an insurance company that is a wholly-owned subsidiary of AAA SNE. The underwriting results of our five insurance subsidiaries coupled with our corporate expenses that are integral to our insurance operations are ceded to AAA SNE at a quota share rate of 1.5%. The underwriting results ceded to AAA SNE include the underwriting results of all external reinsurance assumed from or ceded to us. Effective January 1, 2008, the quota share rate increased to 2.25%.

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

      Earned premiums and losses and loss adjustment expenses are stated in the accompanying consolidated financial statements after deductions for reinsurance. Those deductions for reinsurance, other than CAR, follow for the years ended December 31:

	2007	2006	2005

Statement of Earnings:
Written premiums(1)	$83,106	$22,680	$156,154
Earned premiums	63,632	97,660	147,578
Losses and loss adjustment expenses	14,008	24,444	65,595
Balance Sheet:
Unpaid losses and loss adjustment expenses	32,400	39,482	60,560
Unearned premiums	25,769	6,295	81,275

___________________
(1)

The reduction in written premium in 2006 primarily resulted from the termination of our quota share agreement as previously mentioned. The termination resulted in a decrease in ceded written premium of $77,708; therefore, ceded written premium for the quota share agreement for 2006 was ($4,704) as compared to $150,461 for 2005.

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

      Since its inception, CAR has annually generated multi-million dollar underwriting losses, primarily in the personal automobile pool. We are required to share in the underwriting results of CAR business for our respective product lines. Under current regulations, our share of the CAR personal results is based upon our market share of automobile risks for the particular pool, adjusted by a "utilization" concept, such that, in general, we are disproportionately and adversely affected if our relative use of CAR reinsurance exceeds that of the industry, and favorably affected if our relative use of CAR reinsurance is less than that of the industry. For personal automobile writers, companies can reduce their participation ratio by writing credit eligible business voluntarily. Companies are provided credits against their participation ratio for writing those classes and territories of business that are purposefully under-priced in the Massachusetts rate setting process. Companies are also penalized for ceding certain business to CAR. Our strategy has been to maintain above average voluntary retention levels, as well as to retain private passenger automobile business voluntarily that receives credits. This favorably affects our participation ratio compared to our market share, but adversely impacts our voluntary loss ratio. Through 2005, the CAR utilization-based participation ratio calculation had remained the same for the personal automobile market. In 2005 and 2006, CAR switched to using a credit matrix approach. During 2007, 2006 and 2005, our net participation in the CAR personal automobile pool approximated 25.7%, 27.0% and 26.2%, respectively, as estimated by us for 2007 and as reported by CAR for 2006 and 2005. This is as compared to our estimated market share in those years of 31.6%, 31.2% and 29.9%, respectively. During 2007, 2006 and 2005, the amount of personal automobile exposures we reinsured through CAR approximated 3.5%, 4.6%, and 4.7%, respectively, as compared to industry averages of 4.4%, 5.1% and 5.1%, respectively.


      Beginning April 1, 2008, the Commissioner will begin the implementation of the Massachusetts Automobile Insurance Plan (MAIP) to provide private passenger automobile insurance for those individuals unable to obtain insurance voluntarily. The MAIP will ultimately replace CAR for private passenger automobiles. The MAIP will assign individuals directly to an insurance company, as opposed to CAR, which is a reinsurance mechanism for under-priced risks.

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

Reinsurance activity with CAR for fiscal years 2007, 2006 and 2005 follows:

	2007		2006		2005

	Ceded	Assumed	Ceded	Assumed	Ceded	Assumed

Statement of Earnings:
Written premiums	$ 85,043	$90,822	$115,210	$ 99,015	$113,984	$132,098
Earned premiums	103,562	97,538	108,306	119,627	118,307	125,982
Losses and LAE incurred	95,532	82,544	87,690	91,916	105,409	104,459
Underwriting expenses	-	29,691	-	36,406	-	40,401

Balance Sheet:
Unpaid losses and LAE	74,108	94,462	80,096	110,259	93,418	131,026
Unearned premiums	42,527	41,185	61,046	47,900	54,142	68,513

      We pay to CAR all of the premiums generated by the policies we have ceded and CAR reimburses us for all losses incurred on ceded policies. In addition, we receive a fee for servicing ceded policies based on the expense structure established by CAR. For the years ended December 31, 2007, 2006 and 2005, these servicing fees amounted to $22,836, $23,302 and $24,102, respectively.

      We present assets and liabilities gross of reinsurance. The residual market receivable represents the gross amount of reinsurance recoverable from CAR, including unpaid losses, unearned premiums, paid losses recoverable and unpaid ceded and assumed premiums.

      Two of our reinsurance components, quota share and CAR, settle on a quarterly basis. Quota share settles 45 days after the end of each quarter and CAR settles 90 days after the end of each quarter. There were no balances in dispute for the years ended 2007 and 2006 for either component.

Income consisting of expense reimbursements, which include servicing carrier fees from CAR on policies written for CAR, is deferred and amortized over the term of the related insurance policies.

Note M - Employee Stock Ownership Plan

      We offer an ESOP for the benefit of substantially all employees, including those of our subsidiaries. The ESOP is noncontributory on the part of participants and contributions are made at the discretion of the Board of Directors. We are under no obligation to make contributions or maintain the ESOP for any length of time and may completely discontinue or terminate the ESOP at any time without liability. Contingent upon the close of the MAPFRE merger, the ESOP fund will terminate and all its assets will be distributed to participants as directed. If the ESOP fund is terminated, all participants in the fund will become fully vested. The Board, at its November 2007 meeting, elected not to make a contribution to the ESOP for 2007. In light of the anticipated termination of the ESOP feature, the Company elected to pay a cash bonus to employees contingent upon the closing of the merger. Contribution expense for the ESOP for the years ended December 31, 2006 and 2005 were $10,790 and $10,371, respectively. In 2007 and 2006, the previous year's contributions were funded entirely with 367,145 and 382,994 treasury stock shares, respectively. The increase in the contribution in 2006 over 2005 was primarily due to an increase in employees and wages paid to them. The ESOP held 5,646,110 and 5,856,990 shares of our common stock at December 31, 2007 and 2006, respectively.


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

      ESOP participants who are current employees and who are 100% vested in their ESOP accounts can annually elect to transfer out of the ESOP up to 100% of their allocated Company stock in the form of an eligible rollover distribution into another eligible retirement plan, such as a qualified individual retirement arrangement. Approximately 4,359,606 shares owned by participants in the ESOP at December 31, 2007 are allocated to the ESOP accounts of these individuals. Beginning January 1, 2007, ESOP accounts vested at a rate of 20% per service year beginning with a participant's second year of service.

      ESOP participants who are former employees of the Company may generally elect to withdraw from the ESOP the total amount of shares allocated to their accounts at any time. Approximately 1,094,588 shares held by the ESOP at December 31, 2007 are allocated to the ESOP accounts of these individuals.

      The remaining approximately 191,915 shares held by the ESOP at December 31, 2007 are allocated to the ESOP accounts of participants who have not yet reached 100% vesting in their account balances. The fair value of the ESOP shares held by participants that are less than 100% vested at December 31, 2007 was approximately $6,905. Beginning in 2007, participants with three years of service could diversify out of our stock and into any of the investment options under the Plan's 401(k) component. We pay for administration of the ESOP.

      Our 401(k) Plan is merged into the ESOP. The ESOP is administered by Fidelity Investments. The 401(k) component of the ESOP enables eligible employees to contribute up to 60% of eligible compensation on a pre-tax basis up to the annual maximum limits under federal tax law. We incur no expenses in the form of matching contributions but we pay for administration of the plan.

Note N - Directors' Retirement Compensation Plan

      During 2000, our directors approved a Directors' Retirement Compensation Plan (the Retirement Plan). The Retirement Plan becomes effective for each director upon terminating service from our Board of Directors (the Board) provided that such termination was not made under conditions adverse to our interest. Effective with the annual meeting wherein the director is not reappointed to the Board, and provided benefits are not paid until such time as the director has attained the age of 65, we will pay an annual retirement benefit equal to 50% of the average annual total compensation of the director for the highest three full years (the three year average compensation). The annual retirement benefit of 50% of the three year average compensation vests at the rate of 4% for each year of Board service up to a maximum of 100% vesting through termination of service. Payments continue for a maximum of ten years over the remaining life of the terminated director, or his or her then spouse, if the director pre-deceases the spouse. No payments are to be made after the death of the director and spouse. Expenses related to the Retirement Plan in 2007, 2006 and 2005 were $2,200, $1,279 and $887, respectively. We paid $113, $78 and $78 under the Retirement Plan in 2007, 2006 and 2005, respectively. The liability for the Retirement Plan, as calculated based on a discounted cash flow basis, was $7,268 and $5,181 at December 31, 2007 and 2006, respectively.

Note O - Segment Information

      We have four reportable segments: (1) property and casualty insurance - Massachusetts; (2) property and casualty insurance - other than Massachusetts; (3) real estate and commercial lending; and, (4) corporate and other. Our property and casualty insurance operations are written through Commerce, Citation, Commerce West, American Commerce and State-Wide and are marketed to affinity groups, individuals, families and businesses through our relationships with professional independent insurance agencies. Our wholly-owned subsidiary, Bay Finance Company, Inc., services residential and commercial mortgages in Massachusetts and Connecticut. The corporate and other segment represents the remainder of our activities, including those of the parent company.


      We evaluate performance and allocate resources based primarily on the property and casualty insurance segments, which represents over 99% of our total revenue for the past three years. The accounting policies of the reportable segments are the same as those described in these notes to consolidated financial statements.

Selected segment information for 2007, 2006 and 2005 follows. Earnings are before income taxes and include minority interest.

	Revenue	Earnings	Assets

2007:
Property and casualty insurance
Massachusetts	$1,704,255	$307,886	$3,300,380
Other than Massachusetts	281,287	3,561	581,007
Real estate and commercial lending	867	867	18,367
Corporate and other	(3,962)	(46,136)	14,933

Consolidated	$1,982,447	$266,178	$3,914,687

2006:
Property and casualty insurance
Massachusetts	$1,729,349	$365,077	$3,647,097
Other than Massachusetts	219,842	29,456	419,660
Real estate and commercial lending	853	853	19,636
Corporate and other	(575)	(49,857)	25,058

Consolidated	$1,949,469	$345,529	$4,111,451

2005:
Property and casualty insurance
Massachusetts	$1,654,217	$362,091	$3,511,282
Other than Massachusetts	230,121	32,068	370,422
Real estate and commercial lending	1,024	1,024	17,963
Corporate and other	(981)	(43,503)	27,343

Consolidated	$1,884,381	$351,680	$3,927,010

Direct premiums written and earned for the years ended 2007, 2006 and 2005 follow:

	2007	2006	2005

Massachusetts Direct Premiums Written:
Personal automobile	$1,288,310	$1,345,043	$1,365,887
Commercial automobile	94,081	101,781	94,963
Homeowners	161,996	146,153	136,130
Other lines	38,802	38,318	38,971

Massachusetts Direct Premiums Written	1,583,189	1,631,295	1,635,951

Other than Massachusetts Direct Premiums Written:
Personal automobile	208,582	171,070	184,573
Commercial automobile	8,361	8,536	9,974
Homeowners	45,877	42,744	42,483
Other lines	11,649	10,508	1,250

Other than Massachusetts Direct Premiums Written	274,469	232,858	238,280

Total Direct Premiums Written	$1,857,658	$1,864,153	$1,874,231

Massachusetts Direct Earned Premiums:
Personal automobile	$1,334,410	$1,346,409	$1,343,247
Commercial automobile	97,228	99,414	95,197
Homeowners	152,448	140,339	128,495
Other lines	38,386	38,428	38,891

Massachusetts Direct Earned Premiums	1,622,472	1,624,590	1,605,830

Other than Massachusetts Direct Earned Premiums:
Personal automobile	206,502	168,333	190,123
Commercial automobile	8,795	9,214	9,597
Homeowners	44,756	41,648	43,032
Other lines	4,098	3,254	1,245

Other than Massachusetts Direct Earned Premiums	264,151	222,449	243,997

Total Direct Earned Premiums	1,886,623	1,847,039	1,849,827
Net ceded earned premiums	(69,656)	(86,339)	(139,903)

Total Earned Premiums	$1,816,967	$1,760,700	$1,709,924

Note P - Related-Party Transactions

      We have made loans to insurance agencies with which Commerce transacts business on a regular basis. At December 31, 2007, two loans with an aggregate outstanding principal balance of $213 were collateralized by the assets of the agencies. At December 31, 2006, five loans with an aggregate outstanding principal balance of $755 were collateralized by the assets of the agencies. At December 31, 2005, five loans with an aggregate outstanding balance of $1,812 were collateralized by the assets of the agencies. There were no loans to insurance agencies collateralized solely by real estate in 2007, 2006 and 2005.

      The immediate family of Raymond J. Lauring, a director of the Company, owns more than a 10% equity interest in Lauring Construction Company (LCC). Mr. Lauring has no ownership interest in the construction company. Payments to LCC totaled $88 in 2007, $1,549 in 2006, and $222 in 2005. The increase in 2006 payments resulted primarily from construction projects for generators for our Gore Road facilities. For these projects, we paid LCC for work performed by them and by subcontractors. LCC in turn paid the subcontractors directly.

Note Q- Contingencies

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

AAA Arizona

      In AAA Arizona, Inc. v. American Commerce Insurance Company (United States District Court for the District of Arizona), originally filed on May 16, 2005, AAA Arizona alleges, among other claims, that American Commerce has violated its contract with AAA Arizona by failing to pay profit sharing amounts that AAA Arizona claims to have earned during 2004. AAA Arizona also alleges that American Commerce is interfering with AAA Arizona's relationship with its members. AAA Arizona seeks an order from the court and an award of actual and consequential damages.

      On September 10, 2007, the Court issued a Memorandum of Decision and Order (the Order) on the parties' summary judgment motions. The Order is under seal, which prevents public disclosure of its contents. Publicly available information, however, reveals that the Court denied American Commerce's motion for summary judgment, and granted AAA Arizona's Motion for Partial Summary Judgment. The Court also granted third-party defendants D. James McDowell and Joanne Tenney McDowell's motion for summary judgment. By granting AAA Arizona's motion, the Court held that AAA Arizona is entitled to the profit sharing amounts that it claimed were earned in 2004, and further that American Commerce must pay commissions to AAA Arizona, in an amount to be determined at trial, for renewal policies previously written through AAA Arizona. The Order also results in the dismissal of American Commerce's counterclaims against AAA Arizona, and its third-party claims against D. James and Joanne Tenney McDowell. We intend to appeal the Court's Order.

      The Court's Order does not resolve all of AAA Arizona's claims against American Commerce, the resolution of which will require a trial. The parties have submitted the case to nonbinding mediation. If the case is not resolved at mediation, we expect the Court will hold a hearing on June 6, 2008, at which time the Court is likely to set a trial date. We intend to continue to defend vigorously against AAA Arizona's claims.

      We are unable to predict with certainty the outcome of these future proceedings; however, based upon the information available to us as of the date of this report, we do not believe that the potential consequences of AAA Arizona's claims, if proven, would have a material adverse impact on our business, financial condition, liquidity or results of operations.

CSAA

      On April 25, 2007, California State Automobile Inter-Insurance Bureau (CSAA) filed a lawsuit in the Superior Court of California, County of Alameda, against Commerce West, American Commerce, and CGI. In that lawsuit, styled California State Automobile Association Inter-Insurance Bureau v. The Commerce Insurance Group, Inc. et al., CSAA alleged that, through the hiring of several CSAA employees, the defendants misappropriated CSAA's trade secrets or proprietary information, intentionally interfered with a confidentiality agreement between CSAA and one of those employees, engaged in unfair business practices and unfair competition, and has been and will be unjustly enriched. CSAA cited in support of its allegations the Company's hiring of Lawrence R. Pentis, and the Company's subsequent hiring of three other former CSAA employees. Mr. Pentis is a Commerce Group Executive Vice President and the Chief Operating Officer and Executive Vice President of American Commerce and State-Wide.

      The Company is unable to predict with certainty the outcome of the CSAA proceeding; however, based upon the information available to the Company as of the date of this report, the Company does not believe that potential consequences of CSAA's claims, if proven, would have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.

Potential Liability for CAR Obligation

      Member companies of CAR have joint and several liabilities for the obligations of CAR, the Massachusetts-mandated personal automobile reinsurance mechanism that enables us and other participating insurers to reinsure in CAR any risk. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of December 31, 2007, we were not aware of any CAR member company which has failed to meet its obligations.

Note R - Statutory Financial Information

      The insurance subsidiaries, Commerce, Citation, Commerce West, American Commerce and State-Wide, prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners and the Division of Insurance of The Commonwealth of Massachusetts, State of California, the State of Ohio and the State of New York. Statutory accounting principles differ in some respects from GAAP.

      Our consolidated net income on a statutory basis for the years ended December 31, 2007, 2006 and 2005 was $232,986, $232,726 and $238,122, respectively. For 2007, statutory net income includes all twelve months of the year for State-Wide, while GAAP only includes the period subsequent to acquisition. Our statutory policyholders' surplus as reported to various state insurance departments at December 31, 2007 and 2006 was $1,527,764 and $1,536,042, respectively.

Note S - Quarterly Results of Operations (unaudited)

An unaudited summary of our 2007 and 2006 quarterly performance follows:

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$531,204	$500,827	$503,719	$446,697
Net earnings	74,365	41,485	55,500	19,553
Comprehensive income (loss)	57,483	9,092	33,860	(7,966)
Net earnings per common share:
Basic	$ 1.12	$ 0.64	$ 0.89	$ 0.33
Diluted	1.11	0.63	0.88	0.32
Cash dividends paid per share	0.30	0.30	0.30	0.30

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$475,509	$450,986	$509,477	$513,497
Net earnings	66,955	58,619	56,535	59,426
Comprehensive income	59,692	43,151	104,925	74,850
Net earnings per common share:
Basic	$ 0.99	$ 0.87	$ 0.83	$ 0.88
Diluted	0.99	0.86	0.83	0.87
Cash dividends paid per share	0.225	0.25	0.25	0.25

Note T - MAPFRE Merger

      On October 30, 2007, we entered into an Agreement and Plan of Merger (the MAPFRE Merger Agreement) with MAPFRE S.A., a company organized under the laws of Spain (MAPFRE), and Magellan Acquisition Corp., a Massachusetts corporation and an indirect wholly-owned subsidiary of MAPFRE (Subsidiary). The MAPFRE Merger Agreement provides for a merger whereby Subsidiary will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming an indirect wholly-owned subsidiary of MAPFRE. Pursuant to the MAPFRE Merger Agreement, each then issued and outstanding share of our common stock will be cancelled and converted into the right to receive $36.70 in cash, without interest. In addition, as permitted by the MAPFRE Merger Agreement, the Director of the Company may declare and pay regular quarterly cash dividends of $0.30 per share per quarter until the completion of the merger.

      Completion of the proposed MAPFRE merger is subject to various customary closing conditions including, but not limited to, insurance regulatory approval. The Company held a Special Meeting of Stockholders on February 14, 2008 and shareholders approved the October 30, 2007 MAPFRE Merger Agreement. We currently expect that the MAPFRE merger will be completed in 2008, likely late in the first quarter or early in the second quarter.

      The foregoing description of the MAPFRE Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the MAPFRE Merger Agreement, which has been filed with the Securities and Exchange Commission.

      The terms of certain of our agreements, including various contracts and employee benefit arrangements, have provisions which could result in changes to the terms or settlement amounts of these agreements upon a change in control such as would occur upon completion of the proposed MAPFRE merger. The effects included, but are not limited to, the acceleration of the RSU vesting and related expense; the change of control provisions of IAs, which will result in a higher expense; the cash bonus payment to employees discussed in Note M; the expiration of unvested ACIC agent options; and a payment due to our investment banker contingent upon closing of the merger. The net impact of these items is estimated to be additional expense of approximately $14,000 during 2008.

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

(b) Management's report on internal controls over financial reporting

      Management's report on internal controls over financial reporting and our independent registered public accountant's attestation report on the effectiveness of our internal controls is included at the beginning of Item 8 of this report.

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
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

      The information called for by this Item and not provided herein will be contained in our Proxy Statement, filed within 120 days after the end of the our fiscal year ended December 31, 2007, and such information is incorporated herein by reference.

We have adopted a Code of Ethics and posted it on our website (http://www.commerceinsurance.com).

Our executive officers are:

Name	Age	Primary Position with Company

Gerald Fels	65	President, Chief Executive Office, Chairman of the Board and Director

James A. Ermilio	45	Executive Vice President, General Counsel and Secretary

Lawrence R. Pentis	51	Executive Vice President; Chief Operating Officer and Executive Vice President of operations outside of Massachusetts

Arthur J. Remillard, III	52	Executive Vice President-Policyholder Benefits and Director

Randall V. Becker	47	Chief Financial Officer, Senior Vice President and Director

David H. Cochrane	54	Senior Vice President-Insurance Operations of Commerce and Citation

John W. Hawie	44	Senior Vice President and Chief Investment Officer of our insurance subsidiaries

Debra A. Mann	48	Senior Vice President-Management Information Systems of our insurance subsidiaries

Louise M. McCarthy	40	Senior Vice President, Senior Counsel and Assistant Secretary

Cathleen M. Moynihan	52	Senior Vice President-Human Resources

Patrick J. McDonald	44	Senior Vice President-Marketing of Commerce and Citation

      Gerald Fels, a Certified Public Accountant, was appointed President, Chief Executive Officer and Chairman of the Board effective July 27, 2006. Mr. Fels has been President and Chief Operating Officer of Commerce Insurance since 2001. Mr. Fels had been Executive Vice President of Commerce Group from 1989 until July 2006. From 1981 to 1989, Mr. Fels was Senior Vice President of Commerce Group. Mr. Fels was the Treasurer of Commerce Group from 1976 to 1994 and of Commerce Insurance from 1975 to 1994. Mr. Fels was Chief Financial Officer of Commerce Group since 1976 and of Commerce Insurance since 1975 until February 2006. Mr. Fels became the Chief Executive Officer and President of American Commerce and Commerce West effective November 2003. Mr. Fels became Chief Executive Officer and President of State-Wide upon its acquisition in April 2007. Additionally, Mr. Fels is a director of American Nuclear Insurers.


      James A. Ermilio was appointed Executive Vice President, General Counsel and Secretary of The Commerce Group in August 2006. He previously was appointed as Senior Vice President for Commerce Group in May 2001. Mr. Ermilio was also appointed General Counsel of Commerce Group in February 2000 and was a Vice President of Commerce Group from November 1998 to May 2001. Mr. Ermilio is also General Counsel and Secretary of American Commerce and Secretary of ACIC Holding, Commerce West and State-Wide. Mr. Ermilio had been the Associate General Counsel of Commerce Group since September 1998. Mr. Ermilio was Counsel for Glaxo Wellcome, Inc. (currently known as GlaxoSmithKline, Inc.) from 1993 to September 1998. Prior to 1993, Mr. Ermilio was an Associate with the law firm currently known as Bingham McCutchen. Mr. Ermilio is a member of the Massachusetts and District of Columbia Bars.

      Lawrence R. Pentis was appointed Executive Vice President and Chief Operating Officer of American Commerce effective January 2007. Mr. Pentis was appointed Executive Vice President and Chief Operating Officer of State-Wide upon its acquisition in April 2007. Mr. Pentis is also Executive Vice President at Commerce West. Prior to joining us, Mr. Pentis spent the previous 17 years at the California State Automobile Association (CSAA), most recently serving as Senior Vice President, Insurance Operations. During his tenure at CSAA, Mr. Pentis managed a variety of functions, including product management, underwriting and claims.

      Arthur J. Remillard, III was appointed Executive Vice President of Policyholder Benefits in August 2006. As such, Mr. Remillard III is responsible for Policyholder Benefits at each of our insurance subsidiaries. Mr. Remillard, III had been Senior Vice President of Policyholder Benefits since 1988 and had been Assistant Clerk of Commerce Group since 1982. In August 2001, Mr. Remillard, III became responsible for the claim operations of American Commerce. From 1981 to 1988, Mr. Remillard, III had been Vice President-Mortgage Operations. In addition, Mr. Remillard, III was elected Vice Chairman of the Board of Governors of the Insurance Fraud Bureau of the Automobile Insurers Bureau (AIB) in 2002, he was elected chair of the Budget Committee in 1991, and he has served on that Board since 1991. Mr. Remillard, III has also served on the CAR Claims Advisory Committee since 1990 and the AIB Claims Committee since 1991.

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

      David H. Cochrane was appointed Senior Vice President of Insurance Operations in May 2007. He had been the Senior Vice President of Underwriting for Commerce Insurance and Citation since 1988. For approximately four years prior to that, Mr. Cochrane was the Vice President of Financial Services of CAR. Mr. Cochrane has served on the CAR Market Review Committee since 1988 and was Chairman of this committee in 2005 and 2006. Mr. Cochrane serves on the CAR Actuarial Committee, the MAIP Steering Committee and the AIB Governing Committee.

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

      Debra A. Mann was appointed Senior Vice President of Management Information Systems for our insurance subsidiaries in February 2006. From 2002 until February 2006, Ms. Mann was Assistant Vice President of Management Information Systems at Commerce Insurance. From 1995 to 2002, Ms. Mann was Information Systems and Services Manager at Commerce Insurance. Ms. Mann has been employed in various positions at Commerce Insurance since 1984.

      Louise M. McCarthy was appointed Senior Vice President, Senior Counsel, and Assistant Secretary of The Commerce Group, Inc. in August 2006. Ms. McCarthy was also appointed Senior Vice President and General Counsel of the insurance subsidiaries of The Commerce Group at that time. She previously was appointed Vice President and Senior Counsel of The Commerce Group, Inc. in May 2006. She previously was appointed Senior Counsel and Assistant Vice President of The Commerce Group, Inc. in May 2003. She served as Senior Counsel of The Commerce Group, Inc. from September 2001 to May 2003. Ms. McCarthy served as counsel to OneBeacon Insurance Group (formerly CGU Insurance Group) from 1995 to September 2001. Prior to 1995, Ms. McCarthy served as Assistant General Counsel of the Massachusetts Division of Insurance. Ms. McCarthy is a member of the Massachusetts bar.

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


      Patrick McDonald was appointed Senior Vice President of Marketing for Commerce Insurance in April 2007. Prior to this appointment, Mr. McDonald had been the Assistant Vice President of Marketing since May 2002. From April 1990 to May 2002, Mr. McDonald held various positions in both the Marketing and Underwriting Departments. Mr. McDonald graduated from the University of Rhode Island in 1986 and earned his Certified Property Casualty Underwriter (CPCU) designation in 1993. Mr. McDonald also holds a number of other professional industry designations and is a past President of the Central Massachusetts CPCU Chapter.

      Arthur J. Remillard, III and Regan P. Remillard, a Director of the Company, are brothers. Their father, Arthur J. Remillard, Jr., also is a Director of the Company. There are no other family relationships among the Company's executive officers.

ITEM 11. EXECUTIVE COMPENSATION

      The information called for by this Item will be contained in our Proxy Statement, filed within 120 days after the end of our fiscal year ended December 31, 2007 and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information called for by this Item and not provided herein will be contained in our Proxy Statement, filed within 120 days after the end of our fiscal year ended December 31, 2007 and such information is incorporated herein by reference.

      A summary of the total number of shares of our common stock to be issued upon exercise of outstanding stock options, the weighted-average exercise price of these outstanding stock options and the number of shares of our common stock remaining available for future issuance under equity compensation plans at December 31, 2007 follows. This information is presented for equity compensation plans that have and have not been approved by our stockholders.

Plan Category	Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders(1)	65,281	$30.36	5,011,400

Equity compensation plans not approved by security holders(2)	929,951	$30.39	NA

Total	995,232

___________________
(1)

During 2002, our stockholders approved an amended Incentive Compensation Plan, which provides for the award of incentive stock options, non-qualified stock options, book value awards, stock appreciation rights, restricted stock and performance stock units. At the discretion of the Compensation Committee, our directors, officers and other senior management employees, including our subsidiaries, are eligible to participate in this plan. See Note H of Notes to Consolidated Financial Statements for additional information.

(2)

Beginning in 1999, we have granted certain insurance agents of ACIC options on our common stock. See Note H of Notes to Consolidated Financial Statements for a detailed description of the Plan. These options cannot be exercised using cash. Options can only be exercised using a net share purchase such that the dollar value that the option is in the money is divided by the market value of the common stock at date of exercise to arrive at the number of shares to be received by the option holder. We have estimated the number of shares to be issued for this disclosure by using the December 31, 2007 closing market value as market value on exercise date.

NA - Not applicable. No limit has been established for the ACIC agent option plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

      The information called for by this Item will be contained in our Proxy Statement, filed within 120 days after the end of our fiscal year ended December 31, 2007 and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


      The information called for by this Item will be contained in our Proxy Statement, filed within 120 days after the end of our fiscal year ended December 31, 2007 and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.	(1)	The financial statements and notes to financial statements are filed as part of this report in Part II, Item 8.
	(2)	The financial statement schedules are listed in the Index to Consolidated
Financial Statement Schedules.
	(3)	The exhibits are listed in the Index to Exhibits.

B.	Unaudited Supplemental Information
	(1)	Combined Balance Sheets and Statements of Income of Insurance Subsidiaries and Reconciliation to Consolidated Financial Statements

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 29, 2008

THE COMMERCE GROUP, INC.

By:	Gerald Fels

(Gerald Fels)
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, dated February 29, 2008, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Gerald Fels	President, Chief Executive Officer, Chairman
of the Board and Director
(Gerald Fels)

/s/ Arthur J. Remillard, III	Executive Vice President-Policyholder Benefits
and Director
(Arthur J. Remillard, III)

/s/ Randall V. Becker	Senior Vice President, Chief Financial Officer
and Director
(Randall V. Becker)

/s/ Joseph A. Borski, Jr.	Director

(Joseph A. Borski, Jr.)

/s/ Eric G. Butler	Director

(Eric G. Butler)

/s/ David R. Grenon	Director

(David R. Grenon)

/s/ Robert W. Harris	Director

(Robert W. Harris)

/s/ Raymond J. Lauring	Director

(Raymond J. Lauring)

/s/ Normand R. Marois	Director

(Normand R. Marois)

/s/ Suryakant M. Patel	Director

(Suryakant M. Patel)

/s/ Arthur J. Remillard, Jr.	Director

(Arthur J. Remillard, Jr.)


/s/ Regan P. Remillard	Director

(Regan P. Remillard)

/s/ Gurbachan Singh	Director

(Gurbachan Singh)

THE COMMERCE GROUP, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULES*

Schedules		Page

II	Condensed Financial Information of the Registrant as of and for the
	years ended December 31, 2007, 2006 and 2005	107

III	Supplementary Insurance Information for the years ended
	December 31, 2007, 2006 and 2005	112

IV	Reinsurance for the years ended December 31, 2007, 2006 and 2005	113

V	Valuation and Qualifying Accounts for the years ended
	December 31, 2007, 2006 and 2005	114

VI	Supplemental Information Concerning Property-Casualty Insurance
	Operations for the years ended December 31, 2007, 2006 and 2005	115

___________________
*	Financial statement schedules other than those listed are omitted because they are not required, not applicable or the required information has been included elsewhere

THE COMMERCE GROUP, INC. AND SUBSIDIARIES SCHEDULE II CONDENSED FINANCIAL INFORMATION THE COMMERCE GROUP, INC. (Parent Company Only) BALANCE SHEETS December 31,

(Thousands of Dollars)	2007	2006

ASSETS
Investments:
Investment in Commerce Holdings, Inc	$1,588,219	$1,680,947
Investment in Bay Finance Company, Inc	4,454	11,640
Investment in the Clark-Prout Insurance Agency, Inc	1,696	560

Total investments	1,594,369	1,693,147

Cash and cash equivalents	1,122	220
Current income taxes	16,121	16,936
Property and equipment, net of accumulated depreciation	1,353	844
Deferred income taxes	14,181	14,477
Receivable from affiliates	64,172	163,272
Other assets	2,159	1,979

Total assets	$1,693,477	$1,890,875

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$ 76,264	$ 87,759
Bonds payable ($300,000 face less discount) (Note E)	298,791	298,589
Other liabilities	1,498	1,256

Total liabilities	376,553	387,604

Stockholders' equity:
Common stock, authorized 100,000,000 shares at $0.50 par; 81,831,546 and 81,927,916 shares issued	40,915	40,964
Paid-in capital	143,379	135,033
Net accumulated other comprehensive income (loss), net of income taxes (benefits) of $(34,548) and $18,455	(64,161)	34,273
Retained earnings	1,654,005	1,539,056

Total stockholders' equity before treasury stock	1,774,138	1,749,326
Treasury stock, 21,607,525 and 15,200,437 shares	(457,214)	(246,055)

Total stockholders' equity	1,316,924	1,503,271

Total liabilities and stockholders' equity	$1,693,477	$1,890,875

The accompanying notes are an integral part of these condensed financial statements.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES SCHEDULE II (continued) CONDENSED FINANCIAL INFORMATION THE COMMERCE GROUP, INC. (Parent Company Only) STATEMENTS OF EARNINGS Years ended December 31,

(Thousands of Dollars)	2007	2006	2005

Revenues:
Rent income	$ 352	$ 383	$ 510
Net investment income	18	8	1
Net realized investment losses	(5,020)	-	-

Total revenues	(4,650)	391	511

Expenses:
Depreciation	266	269	286
Interest expense and amortization of bond fees	18,328	18,328	18,293
Administrative and other expenses	21,229	29,402	22,972

Total expenses	39,823	47,999	41,551

Losses before income tax benefits and equity in earnings of subsidiaries	(44,473)	(47,608)	(41,040)
Income tax benefits	(17,057)	(18,704)	(15,867)

Losses before equity in earnings of subsidiaries	(27,416)	(28,904)	(25,173)

Equity in earnings of subsidiaries	218,319	270,439	269,085

Net earnings	$190,903	$241,535	$243,912

The accompanying notes are an integral part of these condensed financial statements.


THE COMMERCE GROUP, INC. AND SUBSIDIARIES SCHEDULE II (continued) CONDENSED FINANCIAL INFORMATION THE COMMERCE GROUP, INC. (Parent Company Only) STATEMENTS OF CASH FLOWS Years ended December 31,

(Thousands of Dollars)	2007	2006	2005

Cash flows from operating activities:
Net earnings	$ 190,903	$ 241,535	$ 243,912
Adjustments to reconcile net earnings to net cash operating activities:
Dividends received from subsidiaries	215,400	203,175	68,040
Equity in earnings of subsidiaries	(218,319)	(270,439)	(269,085)
Depreciation and amortization	744	722	766
Change in:
Other assets, other liabilities and accrued expenses	12,309	19,184	39,175
Balances with affiliates	99,100	(96,482)	(35,823)

Net cash provided by operating activities	300,137	97,695	46,985

Cash flows from investing activities:
Purchase of property and equipment	(848)	(129)	(283)
Other	73	68	45

Net cash used in investing activities	(775)	(61)	(238)

Cash flows from financing activities:
Dividends paid to stockholders	(75,954)	(65,986)	(49,414)
Purchase of capital stock	(223,365)	(31,646)	-
Capital stock issued	859	130	2,437

Net cash used in financing activities	(298,460)	(97,502)	(46,977)

Increase (decrease) in cash and cash equivalents	902	132	(230)
Cash and cash equivalents at beginning of year	220	88	318

Cash and cash equivalents at end of year	$ 1,122	$ 220	$ 88

The accompanying notes are an integral part of these condensed financial statements.


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

Note A--Dividends

Cash dividends paid to The Commerce Group, Inc. (parent only) follow:

	2007	2006	2005

Consolidated insurance subsidiaries	$215,400	$203,175	$68,040

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

Note C--Consolidated Financial Statements

In preparing the consolidated financial statements of the Company and its subsidiaries, the following amounts have been eliminated:

	Years Ended December 31,

Balance Sheet	2007	2006

Investment in subsidiaries	$1,594,369	$1,693,147
Receivable from affiliates	64,172	163,272

	Years Ended December 31,

Statement of Earnings	2007	2006	2005

Equity in earnings of subsidiaries	$218,319	$270,439	$269,085
Rent income	352	383	510

Note D--Reclassification of Prior Year Balances

Certain prior year balances may have been reclassified to conform to the 2007 presentations.

Note E--Bonds Payable

      On December 9, 2003, we issued $300,000 face value of senior unsecured and unsubordinated debt (the Senior Notes) which matures December 9, 2013. The Senior Notes were issued at 99.3% to yield 6.04% and bear a coupon interest rate of 5.95%, payable semi-annually on June 9 and December 9. Proceeds from the issuance were $297,972. Costs related to the issuance of the Senior Notes have been deferred and recorded in other assets on the balance sheet. The deferred costs and the original issue discount are being amortized into interest expense over the life of the Senior Notes. The fair market value of the Senior Notes at December 31, 2007 was estimated at $305,000.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION Years ended December 31, 2007, 2006 and 2005 (Thousands of Dollars)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Earned Premium Revenue	Net Investment Income(1)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written

2007:
Massachusetts property and casualty
insurance	$159,554	$832,224	$807,877	-	$1,560,554	$135,222	$ 956,072	$440,297	$ -	$1,525,697
Other states property and casualty
insurance	22,682	180,047	110,458	-	256,413	23,689	203,863	73,863	-	254,634
Real estate and commercial lending	-	-	-	-	-	884	-	-	-	-
Corporate and other	-	-	-	-	-	1	11,496	10,798	18,328	-

Total	$182,236	$1,012,271	$918,335	-	$1,816,967	$159,796	$1,171,431	$524,958	$18,328	$1,780,331

2006:
Massachusetts property and casualty
insurance	$160,251	$ 852,722	$852,417	-	$1,559,053	$125,740	$ 916,093	$448,179	$ -	$1,603,047
Other states property and casualty
insurance	17,601	119,227	82,968	-	201,647	16,942	136,279	54,107	-	222,231
Real estate and commercial lending	-	-	-	-	-	862	-	-	-	-
Corporate and other	-	-	-	-	-	19	16,112	13,951	18,328	-

Total	$177,852	$971,949	$935,385	-	$1,760,700	$143,563	$1,068,484	$516,237	$18,328	$1,825,278

2005:
Massachusetts property and casualty
insurance	$157,985	$865,962	$860,594	-	$1,498,808	$108,974	$ 890,012	$402,932	$ -	$1,531,439
Other states property and casualty
insurance	16,430	123,234	72,566	-	211,116	13,495	147,560	49,675	-	204,752
Real estate and commercial lending	-	-	-	-	-	739	-	-	-	-
Corporate and other	-	-	-	-	-	3	12,525	10,779	18,293	-

Total	$174,415	$ 989,196	$933,160	-	$1,709,924	$123,211	$1,050,097	$463,386	$18,293	$1,736,191

___________________
(1)	The allocation of net investment income is based upon the specific identification of activity within the various segments.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES SCHEDULE IV REINSURANCE Years ended December 31, 2007, 2006 and 2005 (Thousands of Dollars)

Insurance Premiums Earned	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

2007:
Property and casualty insurance	$1,886,623	$167,194	$ 97,538	$1,816,967	5.4%

2006:
Property and casualty insurance	$1,847,039	$205,966	$119,627	$1,760,700	6.8%

2005:
Property and casualty insurance	$1,849,827	$265,885	$125,982	$1,709,924	7.4%

THE COMMERCE GROUP, INC. AND SUBSIDIARIES SCHEDULE V VALUATION AND QUALIFYING ACCOUNTS Years ended December 31, 2007, 2006 and 2005 (Thousands of Dollars)

	Balance beginning of year	Net addition (reduction) recorded to expenses	Deductions(1)	Balance at end of year

2007:
Allowance for losses on mortgage loans
and collateral notes receivable	$58	$(8)	$-	$50

Allowance for doubtful premium receivables	$2,454	$2,346	$(2,080)	$2,720

2006:
Allowance for losses on mortgage loans
and collateral notes receivable	$55	$3	$-	$58

Allowance for doubtful premium receivables	$2,254	$2,415	$(2,215)	$2,454

2005:
Allowance for losses on mortgage loans
and collateral notes receivable	$372	$(317)	$-	$55

Allowance for doubtful premium receivables	$2,254	$2,280	$(2,280)	$2,254

___________________
(1)	Deductions represent net write-offs of amounts determined to be uncollectible.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES SCHEDULE VI SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS Years ended December 31, 2007, 2006 and 2005 (Thousands of Dollars)

Affiliation with Registrant	Claims and claim adjustment expenses incurred related to		Paid claims and claim adjustment expenses
	Current Year	Prior Years

2007:
Consolidated property-casualty entities	$1,226,052	$(54,621)	$1,161,483

2006:
Consolidated property-casualty entities	$1,112,210	$(43,726)	$1,052,408

2005:
Consolidated property-casualty entities	$1,111,494	$(61,397)	$1,045,524

THE COMMERCE GROUP, INC. AND SUBSIDIARIES INDEX TO EXHIBITS (A)

Exhibit
Number	Title

2.1	Agreement and Plan of Merger, dated October 30, 2007, by and among MAPFRE, S.A., Magellen Acquisition Corp. and the Company (U)

3.1	Articles of Organization, as amended (B)

3.2	By-Laws (B)

4.1	Form of Stock Certificate (B)

4.2	Form of Indenture between the Registrant and Wachovia Bank (I)

4.3	Form of Officers' Certificate (includes form of Notes) (I)

10.7	Reinsurance Agreement with Employers Reinsurance Corporation (F)

10.8*	2002 Amended & Restated Incentive Compensation Plan (G)

10.9	ACIC Agent Growth Option Agreement (G)

10.10	Initial ACIC Agent Option Agreement (H)

10.11	Form of AAA Marketing Agreement (S)

10.12	Form of AAA Service Agreement (J)

10.13	Massachusetts Insurance Processing Service Agreement (K)

10.14	Letter Agreement Regarding Growth Options (K)

10.31	Multiple Line Quota Share Reinsurance Agreement (N)

10.32	Form of Director Indemnification Agreement (N)

10.36*	Form of 2005 Incentive Award Agreement (O)

10.38	Property and Catastrophe (1st through 3rd) Excess of Loss Reinsurance Contract (P)

10.39*	Form of 2007 Directors' Incentive Award Agreement (Q)

10.40*	Form of 2007 Officers' Incentive Award Agreement (Q)

10.43	Property Catastrophe Excess of Loss Reinsurance Contract, effective July 1, 2006 (R)

10.44*	Form of Restricted Stock Unit Agreement dated February 16, 2007 (V)

10.45*	Form of Directors Stock Option (T)

10.46	Addendum I to Massachusetts Insurance Processing Service Agreement (R)

10.47*	Form of Employment Agreement dated September 7, 2007 (W)

21	Subsidiaries of the Registrant filed herewith

23	Consent of PricewaterhouseCoopers LLP filed herewith

31	Statements under Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith

32	Statements under Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith


(A)

Exhibits other than those listed are omitted because they are not required or are not applicable. Copies of exhibits are available without charge by writing to the Assistant to the President at 211 Main Street, Webster, MA 01570.

(B)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-18 (No. 33-12533-B).

(F)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended September 30, 2002.

(G)	Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 2002.

(H)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended March 31, 2003.

(I)	Incorporated herein by reference to the Registrant's Form S-3/A (File No. 333-109255), filed on November 3, 2003.

(J)	Incorporated herein by reference to the Registrant's Form 10-K/A for the year ended December 31, 2002, filed on September 29, 2003.

(K)	Incorporated herein by reference to the Registrant's Form 10-K/A for the year ended December 31, 2002, filed on November 25, 2003.

(N)	Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 2004.

(O)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended June 30, 2005.

(P)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended September 30, 2005.

(Q)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended March 31, 2006.

(R)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended June 30, 2007.

(S)	Incorporated herein by reference to the Registrant's Form 8-K filed December 18, 2006.

(T)	Incorporated herein by reference to the Registrant's Form 10-Q for the period ended March 31, 2007.

(U)	Incorporated herein by reference to the Registrant's Form 8-K filed October 31, 2007.

(V)	Incorporated herein by reference to the Registrant's Form 8-K filed February 23, 2007.

(W)	Incorporated herein by reference to the Registrant's Form 8-K filed September 11, 2007.

*	Denotes management contract or compensation plan or arrangement.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES COMBINED BALANCE SHEET OF INSURANCE SUBSIDIARIES AND RECONCILIATION TO CONSOLIDATED FINANCIAL STATEMENTS December 31,

(Thousands of Dollars, Unaudited)	2007	2006	2005	2004	2003

Cash and short-term investments	$ 144,867	$ 154,149	$ 97,445	$ 220,245	$ 213,033
Bonds, at market	1,954,322	1,993,106	2,029,055	1,692,364	1,497,016
Preferred stocks, at market	460,612	606,222	393,681	422,344	298,721
Common stocks, at market	41,855	109,752	102,344	81,433	105,523
Preferred stock mutual funds, at equity	162,228	141,654	96,332	61,429	54,274
Mortgage loans on real estate	-	6,070	7,396	10,536	10,996
Other investments	56,706	45,910	28,111	34,281	22,914
Premium balances receivable	454,214	481,062	474,971	457,813	408,755
Investment income receivable	21,447	23,041	22,218	18,611	19,271
Residual market receivable	141,972	157,227	191,309	193,618	192,743
Reinsurance receivable	79,501	53,679	142,923	133,328	117,786
Deferred acquisition costs	182,236	177,852	174,415	163,645	153,605
Deferred income taxes	83,465	16,368	48,278	23,352	14,945
Real estate, furniture and equipment	71,442	67,476	60,531	52,612	51,714
Receivable for investments sold	-	-	-	10	6,871

Total insurance company assets	3,854,867	4,033,568	3,869,009	3,565,621	3,168,167
Total non-insurance company assets	59,820	77,883	58,001	46,622	43,119

Total assets	$3,914,687	$4,111,451	$3,927,010	$3,612,243	$3,211,286

Unpaid losses and loss expenses	$ 973,390	$ 927,441	$ 948,622	$ 958,578	$ 933,645
Unearned premiums	918,335	935,385	933,160	902,566	810,462
Deferred income	7,778	10,615	8,466	9,798	7,684
Accounts payable, accrued and other liabilities	207,865	370,331	278,965	172,258	122,783
Current income taxes	16,617	16,686	26,433	29,138	10,942
Payable for securities purchased	-	-	8,019	11,871	13,610
Advance premium and commissions payable	47,249	48,293	50,123	39,356	39,479
Outstanding checks payable	36,548	41,845	42,283	48,343	47,055

Total insurance company liabilities	2,207,782	2,350,596	2,296,071	2,171,908	1,985,660
Total non-insurance company liabilities	375,918	250,625	319,913	319,053	309,161

Total liabilities	2,583,700	2,601,221	2,615,984	2,490,961	2,294,821

Minority interest	14,063	6,959	5,957	5,126	4,390

Capital stock	11,009	10,159	10,159	9,621	9,621
Paid-in capital	315,852	260,966	260,966	260,966	260,966
Retained earnings:
Balance, January 1	1,411,847	1,301,813	1,123,126	911,920	795,025
Net earnings	218,521	272,185	271,006	247,467	174,437
Other	-	-	(538)	-	7,774
Other comprehensive income (loss)	(102,274)	41,259	(23,371)	(12,371)	836
Dividends paid	(207,870)	(203,410)	(68,410)	(23,890)	(66,152)

Balance, December 31	1,320,224	1,411,847	1,301,813	1,123,126	911,920

Total insurance company equity	1,647,085	1,682,972	1,572,938	1,393,713	1,182,507
Total non-insurance company equity (1)	(330,161)	(179,701)	(267,869)	(277,557)	(270,432)

Total stockholders' equity	1,316,924	1,503,271	1,305,069	1,116,156	912,075

Total liabilities, minority interest and stockholders' equity	$3,914,687	$4,111,451	$3,927,010	$3,612,243	$3,211,286

(1)	Non-insurance company equity reflects the issuance of the $300 million senior debt offering offset by equity of the non-insurance subsidiaries.

THE COMMERCE GROUP, INC. AND SUBSIDIARIES COMBINED STATEMENTS OF EARNINGS OF INSURANCE OPERATIONS AND RECONCILIATION TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended December 31,

(Thousands of Dollars, Unaudited)	2007	2006	2005	2004	2003

Underwriting:
Direct premiums written	$1,857,658	$1,864,153	$1,874,231	$1,838,241	$1,658,969
Assumed premiums	90,822	99,015	132,098	128,152	112,547
Ceded premiums	(168,149)	(137,890)	(270,138)	(253,850)	(216,017)

Net premiums written	1,780,331	1,825,278	1,736,191	1,712,543	1,555,499
Increase (decrease) in unearned premiums	(36,636)	64,578	26,267	73,710	109,871

Earned premiums	1,816,967	1,760,700	1,709,924	1,638,833	1,445,628

Expenses:
Losses and loss expenses	1,160,986	1,053,702	1,039,418	1,029,690	1,060,764
Underwriting expenses	515,504	505,661	462,524	434,360	356,421
(Increase) decrease in deferred acquisition costs	(807)	(3,438)	(10,770)	(10,038)	(15,364)

Total expenses	1,675,683	1,555,925	1,491,172	1,454,012	1,402,821

Underwriting income	141,284	204,775	218,752	184,821	43,807
Net investment income	161,145	145,328	124,983	118,210	94,857
Premium finance fees	31,997	28,544	28,294	28,276	26,902
Net realized investment gains (losses)	(24,367)	16,614	22,781	24,146	76,059

Earnings before other items and federal income taxes	310,059	395,261	394,810	355,453	241,625
Other income	-	-	10	118	-

Earnings before other items and federal income taxes	310,059	395,261	394,820	355,571	241,625
Federal income taxes	91,538	123,076	123,814	108,104	67,188

Net earnings for insurance companies	218,521	272,185	271,006	247,467	174,437
Net (losses) earnings for non-insurance companies	(27,618)	(30,650)	(27,094)	(33,036)	(13,494)

NET EARNINGS	$ 190,903	$ 241,535	$ 243,912	$ 214,431	$ 160,943

Statutory Financial Ratios (Unaudited)
Losses and loss expenses to premiums earned	63.8%	59.8%	60.8%	62.8%	73.4%
Underwriting expenses to net premiums written	28.9	27.7	26.5	24.9	22.9

Combined ratio	92.7%	87.5%	87.3%	87.7%	96.3%

Underwriting profit	7.3%	12.5%	12.7%	12.3%	3.7%
