Form 10-K/A
period 2007-12-31
COMMERCE GROUP INC /MA
filed 2008-04-29
CIK 811612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K/A Amendment No. 1

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

As of January 31, 2008, the number of shares outstanding of the registrant's common stock (exclusive of treasury shares) was 60,255,607.

DOCUMENTS INCORPORATED BY REFERENCE

None.


EXPLANATORY NOTE

      We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission (SEC) on February 29, 2008, solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Annual Report only by including information required by Part III (Items 10, 11, 12, 13 and 14). In addition, we are also including Exhibit 31, as required by the filing of this amendment.

      On April 11, 2008, we filed a Form 8-K with the SEC announcing the Massachusetts Insurance Commissioner issued a Notice of Hearing regarding our merger with MAPFRE, S.A. See Note T of Notes to Consolidated Financial Statements for a further discussion of the proposed MAPFRE merger. We continue to expect the merger closing will occur during the second quarter of 2008. Additionally, the Company has elected to postpone its Annual Meeting of Shareholders, which normally would have occurred on May 16, 2008.


PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

      The Board of Directors currently has 13 members. They are elected annually by the stockholders and hold office until the next annual meeting of stockholders and thereafter until their successors, if any, are elected and duly qualified. The following is a list of our directors.

Name	Position with the Company	Age	Director since(1)

Gerald Fels	President, Chief Executive Officer, Chairman of the Board, Director	65	1976

Arthur J. Remillard, III	Executive Vice President--Policyholder Benefits, Director	52	1983

Randall V. Becker	Chief Financial Officer, Senior Vice President, Director	47	2003

Joseph A. Borski, Jr.	Director	74	1972

Eric G. Butler	Director	80	1988

David R. Grenon	Director	68	1972

Robert W. Harris	Director	76	1975

Raymond J. Lauring	Director	82	1972

Normand R. Marois	Director	72	1972

Suryakant M. Patel	Director	67	1983

Arthur J. Remillard, Jr.	Director	77	1972

Regan P. Remillard	Director	44	1993

Gurbachan Singh	Director	69	1991

___________________
(1)	Prior to the Company's (CGI) incorporation in 1976, the named person with a date prior to 1976 was a director of The Commerce Insurance Company (Commerce Insurance) which commenced business in 1972.

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

      Arthur J. Remillard, III was appointed Executive Vice President of Policyholder Benefits in August 2006. As such, Mr. Remillard III is responsible for Policyholder Benefits at each of our insurance subsidiaries. Mr. Remillard, III had been Senior Vice President of Policyholder Benefits since 1988 and had been Assistant Clerk of Commerce Group since 1982. In August 2001, Mr. Remillard, III became responsible for the policyholder benefits (claims) operations of American Commerce. From 1981 to 1988, Mr. Remillard, III had been Vice President-Mortgage Operations. In addition, Mr. Remillard, III was elected Vice Chairman of the Board of Governors of the Insurance Fraud Bureau of the Automobile Insurers Bureau (AIB) in 2002, he was elected chair of the Budget Committee in 1991, and he has served on that Board since 1991. Mr. Remillard, III has also served on the CAR Claims Advisory Committee since 1990 and the AIB Claims Committee since 1991.


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

      Joseph A. Borski, Jr. has been a self-employed Certified Public Accountant in the public practice of tax planning and preparation and accounting services for 45 years. Mr. Borski, Jr. is the Chairman of the Company's Audit Committee and Compensation Committee. Mr. Borski, Jr. has served on the Board of Directors of the Company since its inception.

Eric G. Butler was Vice President-Claims and the General Claims Manager of Commerce and Citation from 1981 until his retirement in 1993.

      David R. Grenon is the retired founding President and CEO of the Protector Group Insurance Agency, Inc. Mr. Grenon was actively engaged in the property, casualty and life insurance business from 1961 to 2001. Mr. Grenon is also President of E-C Realty Corporation and E-C Realty LLC. Mr. Grenon is Past-Chairman of Massachusetts Biomedical Initiatives, a member of the Board of the Massachusetts Turnpike Authority Employees' Retirement System and a director of the Fallon Community Health Plan.

Robert W. Harris is retired. Prior to retirement, Mr. Harris was the Treasurer of H.C. Bartlett Insurance Agency, Inc. from 1958 until 1987.

Raymond J. Lauring has been retired since 1983. Prior to retirement, Mr. Lauring was the President of Lauring Construction Company.

Normand R. Marois is retired. Prior to retirement, Mr. Marois was Chairman of the Board of Marois Bros., Inc., a contracting firm.

Suryakant M. Patel is retired. Prior to retirement, Dr. Patel was a physician specializing in internal medicine since 1966.

      Arthur J. Remillard, Jr. is retired. He had been the President, Chief Executive Officer and Chairman of the Board of the Company from 1976 until July 2006, Chief Executive Officer and Chairman of the Board of Commerce Insurance from 1972 to July 2006 and President of Commerce Insurance from 1972 to 2001.

      Regan P. Remillard is retired. Prior to his retirement in May 2004, Mr. Remillard was Senior Vice President of the Company since 1995; President since 2001 and Vice Chairman of the Board and Chief Executive Officer of ACIC since 1999; President of AHC since 1998; and, President of Commerce West since 1996. Mr. Remillard is a member of the Massachusetts Bar.

Gurbachan Singh is retired. Prior to retirement, Dr. Singh was a physician engaged in the practice of general surgery for more than 25 years.

The only family relationships among any of the executive officers or directors of the Company are that Arthur J. Remillard, III and Regan P. Remillard are the sons of Arthur J. Remillard, Jr.

The following is a list of our executive officers.

Name	Age	Primary Position with Company

Gerald Fels	65	President, Chief Executive Officer, Chairman of the Board and Director

James A. Ermilio	45	Executive Vice President, General Counsel and Secretary

Lawrence R. Pentis	51	Executive Vice President; Chief Operating Officer and Executive Vice President of operations outside of Massachusetts

Arthur J. Remillard, III	52	Executive Vice President-Policyholder Benefits and Director

Randall V. Becker	47	Chief Financial Officer, Senior Vice President and Director

David H. Cochrane	54	Senior Vice President-Insurance Operations of Commerce and Citation

John W. Hawie	44	Senior Vice President and Chief Investment Officer of our insurance subsidiaries

Debra A. Mann	48	Senior Vice President-Management Information Systems of our insurance subsidiaries

Louise M. McCarthy	40	Senior Vice President, Senior Counsel and Assistant Secretary

Cathleen M. Moynihan	52	Senior Vice President-Human Resources

Patrick J. McDonald	44	Senior Vice President-Marketing of Commerce and Citation

Biographical information for Gerald Fels, Arthur J. Remillard, III and Randall V. Becker is set forth above under Directors' information.

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

      Lawrence R. Pentis was appointed Executive Vice President and Chief Operating Officer of American Commerce effective January 2007. Mr. Pentis was appointed Executive Vice President and Chief Operating Officer of State-Wide upon its acquisition in April 2007. Mr. Pentis is also Executive Vice President at Commerce West. Prior to joining Commerce, Mr. Pentis spent the previous 17 years at the California State Automobile Association (CSAA), most recently serving as Senior Vice President, Insurance Operations. During his tenure at CSAA, Mr. Pentis managed a variety of functions, including product management, underwriting and claims.

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

      John W. Hawie joined the Company as Chief Investment Officer in February 2003. In May 2006, he was promoted to Senior Vice President and Chief Investment Officer. He was promoted to be an officer of Commerce Insurance, American Commerce and Commerce West in May 2003. Prior to joining Commerce, Mr. Hawie was employed by General Re where he spent 12 years in a variety of portfolio management functions. During this time, he spent four years in Luxembourg managing the assets of a joint venture between General Re and AXA and in 1997 was named Chief Investment Officer of General Re's UK operations.

      Debra A. Mann was appointed Senior Vice President of Management Information Systems for our insurance subsidiaries in February 2006. From 2002 until February 2006, Ms. Mann was Assistant Vice President of Management


Information Systems at Commerce Insurance. From 1995 to 2002, Ms. Mann was Information Systems and Services Manager at Commerce Insurance. Ms. Mann has been employed in various positions at Commerce Insurance since 1984.

      Louise M. McCarthy was appointed Senior Vice President, Senior Counsel, and Assistant Secretary of the Company in August 2006. Ms. McCarthy was also appointed Senior Vice President and General Counsel of our insurance subsidiaries at that time. She previously was appointed Vice President and Senior Counsel of the Company in May 2006. She previously was appointed Senior Counsel and Assistant Vice President of the Company in May 2003. She served as Senior Counsel of the Company from September 2001 to May 2003. Ms. McCarthy served as counsel to OneBeacon Insurance Group (formerly CGU Insurance Group) from 1995 to September 2001. Prior to 1995, Ms. McCarthy served as Assistant General Counsel of the Massachusetts Division of Insurance. Ms. McCarthy is a member of the Massachusetts bar.

      Cathleen M. Moynihan was appointed Senior Vice President of Human Resources in May 2006. Ms. Moynihan joined the Company as Vice President of Human Resources in June 2005. Prior to joining Commerce, Ms. Moynihan was employed by EquiServe, Inc. as the Chief Human Resource Officer from October 2000 to June 2005. Ms. Moynihan had previously held executive level human resource positions at CGU Insurance (now known as One Beacon), Baystate Health Systems and the St. Paul Companies.

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

GOVERNANCE OF THE COMPANY

      The Board of Directors has adopted Corporate Governance Guidelines which give effect to the New York Stock Exchange (the NYSE) corporate governance listing standards and various other corporate governance matters. Also, the Company has a Code of Ethics that applies to directors, officers and employees of the Company. The Company's Corporate Governance Guidelines and Code of Ethics are available on the Company's website at http://www.commerceinsurance.com/content/about/governance.php. A copy of the Corporate Governance Guidelines and Code of Ethics will be provided to any stockholder of the Company upon request.

      Board of Directors and Board Committees. The Company's Board currently has 13 directors and the following committees: Audit, Compensation, and Nominating and Corporate Governance. See table within Item 13 for composition of these committees. The Audit, Compensation, and Nominating and Corporate Governance committees operate under written charters adopted by the Board. All of these charters are available on the Company's website at http://www.commerceinsurance.com/content/about/governance.php. A copy of any of these charters will be provided to any stockholder of the Company upon request.

      During 2007, the Board held ten meetings. Each director attended at least 75% of all board and applicable committee meetings held during 2007. All directors attended the 2007 Annual Meeting of Stockholders.

      Executive Sessions of the Non-Management Directors. Non-management directors of the Company meet in executive session in accordance with the Company's Corporate Governance Guidelines. David R. Grenon was elected by the non-management directors to preside over the executive sessions. There were four executive sessions in 2007.

The Audit Committee. The Audit Committee's primary duties and responsibilities are to:

•	monitor the integrity of the Company's financial statements, financial reporting process and systems of key internal controls;
•	monitor the performance of the Company's independent registered public accounting firm ("independent auditor") and internal auditing department;
•	review the independent auditor's qualifications and independence;
•

obtain a report from the General Counsel for the Company and the Compliance Officer, at least annually, regarding pending or threatened litigation against the Company and the Company's compliance program, respectively; and

•	provide an avenue of communication among the independent auditors, management, the internal auditing functions and the Board of Directors.

      The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent auditor engaged (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company. Each such independent auditor must report directly to the Audit Committee. The engagement of the independent auditor to perform any other permissible services must be approved in advance by the Audit Committee. Company requests for services to be provided by the independent auditor are presented to the Audit Committee. The Audit Committee reviews the requests, determines whether each requested service is a permissible service, as defined by the SEC, and votes to either approve or not approve the request. The Audit Committee approved in advance all other permissible services provided by any independent auditor for the Company during 2007.

The Board of Directors has determined that Joseph A. Borski, Jr. meets the requirements adopted by the SEC for qualification as an "audit committee financial expert."

      The Compensation Committee. The Compensation Committee reviews the salary recommendations and performance evaluations prepared by management for all officers and makes recommendations to the Board for the salaries of the five highest paid executive officers. This Committee also makes recommendations to the Board regarding incentive compensation programs for officers and directors, administers the Company's Incentive Compensation Plan and has the authority to grant awards under that plan.

      The Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee reviews the qualifications of prospective directors and provides recommendations to the Board for the nomination of directors. In addition, the committee develops and recommends to the Board corporate governance principles applicable to the Company. This committee considers stockholder proposals for director nominees, which should be sent to the attention of the Secretary of the Company at the Company's principal office. Under its Charter, the Committee reviews and approves or disapproves any waiver and interpretation of the Company's Code of Ethics and conflicts of interests under the Company's Conflict of Interest Policy, including so-called related person transactions. See Procedure for Approval of Related Person Transactions elsewhere in this report.

      Director Nominating Process. The Nominating and Corporate Governance Committee considers potential nominees for Board membership suggested by its members and other Board members, as well as by members of management and stockholders. In addition, as set forth in its charter, the Nominating and Corporate Governance Committee may retain outside search firms to identify prospective Board nominees. Since the Company's previous filing, we have not materially changed the procedures by which shareholders recommend nominees to the Board.

      The Nominating and Corporate Governance Committee considers properly submitted stockholder nominations for candidates for the Board. The Company recommends that stockholders who wish to recommend to the Nominating and Corporate Governance Committee candidates for election to the Board of Directors comply with the following procedures. The recommendation should be in writing. The recommendation should be sent to the Secretary of the Company at 211 Main Street, Webster, MA 01570, who will forward all recommendations to the Nominating and Corporate Governance Committee. The recommendation should be received by the Company not less than 120 calendar days before that date which is one year after the mailing date of the Company's proxy statement for its immediately preceding annual meeting. Accordingly, a recommendation for a director nominee to be considered at the Company's 2009 annual meeting should be received by September 10, 2008. The recommendation should set forth (i) the name and address as they appear on the Company's books of the stockholder making the recommendation and the class and number of shares of capital stock of the Company beneficially owned by such stockholder and (ii) the name of the candidate and all information relating to the candidate that is required to be disclosed in solicitations of proxies for election of directors under the federal proxy rules. The recommendation should be accompanied by the candidate's written consent to being named in the Company's proxy statement as a nominee for election to the Board of Directors and to serving as a director, if elected.

The Nominating and Corporate Governance Committee evaluates all prospective nominees against the standards and qualifications set out in the Company's Corporate Governance Guidelines, including:

•	integrity;

•	judgment;
•	commitment to the Company and its stockholders;
•	understanding of the business, the industry, and the role of a director on a public company board;
•	willingness and ability to participate and contribute in meetings and in preparation for meetings;
•	experience relevant to the business of the Company;
•	enhancing the diversity of the Board;
•	independence within the meaning of the Company's Corporate Governance Guidelines; and
•	a reputation befitting a director of a large publicly held company.

      The Board and the committee need not quantify or assign relative weights to the criteria considered in selecting or evaluating any nominee to stand for election as a director of the Company, or to be appointed to fill a vacancy on the Board.

      Section 16(a) - Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of the Company's Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities, if any, of the Company. Executive officers, directors and greater than ten percent beneficial owners are required to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with, except those Form 4s in regards to stock options granted to directors required to be filed in February 2007 were filed in March 2007.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

      Compensation Objectives. Our executive compensation programs are designed to align the interests of our executive officers with those of the shareholders, to retain competent executive officers, and to provide a total executive compensation package that is fair and enables the Company to attract talented executive officers.

      Aligning the interests of executive officers and shareholders. The Compensation Committee (the "Committee") seeks to align the interests of the Company's executive officers with those of its shareholders by linking a portion of executive compensation to corporate performance and the Company's achievement of its financial objectives. As a result, a significant portion of the overall compensation package of each executive officer includes an at-risk, performance-based component. The proportion of the executive officer's total potential compensation that is performance-based increases as the executive officer's authority and responsibility within the Company increase.

      In 2006, the performance-based compensation awarded to our executive officers consisted principally of Incentive Awards (IAs) under which the executive officers are entitled to receive cash compensation based upon the Company's cumulative net earnings per basic share for a three-year period (including the year of grant and the subsequent two years) over a minimum threshold, which is fixed at a 6% return on the beginning book value of our common stock, compounded annually. In addition, in order to avoid the possibility of payments under these IAs that are excessive in comparison to the executive officer's base salary, the maximum possible cash payment under the 2006 IAs was limited to the amount payable upon achievement of 21% return on the beginning book value of our common stock, compounded annually.

      In 2007, the Committee restructured the performance-based compensation element of our executive compensation program to include both IAs and Restricted Stock Units (RSUs). In reviewing the Company's executive compensation program, the Committee noted that the IAs allowed for significant payments to our executive officers even in years when the Company's stock price did not increase significantly. In order to continue to motivate the Company's executive officers to increase the Company's earnings and also more closely align the financial interests of the executive officers with those of the shareholders, the Committee implemented a two-part approach to the performance-based compensation program. Specifically, the Committee chose to reduce the potential ultimate value of the IA grants, which linked the value of the awards to the executive officer with corporate financial performance but


did not directly link the value of the awards to the executive officer with an increase in the Company's stock price, and grant RSUs, which directly linked the value of the awards to the executive officer with the Company's stock price.

      In the Committee's view, the executive officers should be motivated to produce consistent earnings growth. As such, the Committee chose to retain a portion of the performance-based compensation in the form of an IA grant. The 2007 IAs were reduced as compared to the 2006 IAs by increasing the minimum threshold return on the beginning book value of the common stock, compounded annually, from 6% to 9% and by providing that the IAs cease to increase in value to the executive officer upon achievement of a 12% return (as compared to the 21% cap included in the 2006 IAs).

      In February 2007, the Committee awarded the new RSUs to the Company's executive officers as the primary component of the performance-based compensation program. The RSUs reflect the Committee's belief that the performance-based compensation should reward management for building shareholder value measured by an increase in the price of our common stock over the long-term. The RSUs vest in full five years from the date of grant, although vesting may be accelerated under limited circumstances discussed in detail below. The Committee believes that the five-year cliff vesting, as opposed to shorter incremental vesting periods, more closely aligns the value of the award to the executive with long-term increase in shareholder value. The RSUs entitle the named executive officers to receive upon termination of employment with the Company the shares of common stock underlying vested RSUs. In order to provide a short-term incentive to management, the RSUs also entitle the named executive officers to receive annual dividend equivalent payments equal to the dividends paid by the Company on its common stock.

      Retaining Executive Officers. The Committee seeks to establish a compensation system that enables the Company to retain competent executive officers that are motivated to advance the interests of our shareholders. For this reason, the Committee seeks to design an overall executive compensation program that is competitive with the Company's peer group and has structured the executive compensation program to favor long-term compensation over short-term compensation and to include a continued service condition to receiving performance-based payments. For example, in order to receive payments under IAs, executive officers generally must maintain continuous employment with the Company through the date of payment. Similarly, the five-year cliff vesting component of the RSUs awarded to executive officers in 2007 provides an incentive for an executive officer to remain with the Company for several years.

      Competitive and Fair Compensation Program. The Committee seeks to provide a total compensation package that is competitive and fair in relation to the compensation practices and performance of comparable companies in our industry and that enables the Company to attract new talented executive officers. In reviewing and approving the 2007 compensation program for executive officers, the Committee considered publicly available information concerning the compensation practices of the following peer companies: Hanover Insurance Group, Inc., Harleysville Group, Inc., Mercury General Corporation, Ohio Casualty Corporation and Selective Insurance Group, Inc.

      In addition, during 2006, the Committee engaged Towers Perrin, a third party consultant, to perform a competitive compensation analysis for a total of twenty senior positions at the Company, including the Chief Executive Officer and each of the other named executive officers. Towers Perrin compared compensation levels for each position it examined with compensation of persons with similar positions at peer companies identified by the Committee, the Chief Executive Officer and Towers Perrin. The peer group consisted of ten publicly owned property and casualty insurance companies whose 2005 direct written premiums ranged from a low of $623 million to a high of $3.2 billion and had a median of $1.8 billion. Specifically, Towers Perrin identified and examined compensation of officers at the following peer companies: 21st Century Insurance Group, American Financial Group, Inc., Cincinnati Financial Corporation, Hanover Insurance Group, Inc., Harleysville Group, Inc., Mercury General Corporation, Ohio Casualty Corporation, Old Republic International Corporation, Safety Insurance Group, Inc. and Selective Insurance Group, Inc. The Committee considered the results of the survey in designing the Company's 2007 executive compensation program. Management did not participate in the Committee's selection of Towers Perrin as the Committee's compensation advisor.

      The Committee does not use specific formulas to allocate total compensation of the executive officers between equity compensation and cash compensation and between long-term and short-term compensation. As discussed above, the Committee believes that a significant portion of the Company's executive compensation program should be tied to corporate performance and the Company's achievement of its financial objectives and that the performance-based compensation should be structured to reward long-term financial performance over short-term returns and to retain the services of the Company's executive officers over the long term. In 2006, the Committee sought to achieve these goals through the grant of IAs to executive officers, which entitle executive officers to cash compensation based upon


financial performance over a three-year period. Beginning in 2007, the Committee restructured the Company's performance-based compensation for executive officers to include an equity component in the form of RSU awards, which vest five years from the date of grant and, therefore, are tied to long-term performance of the Company's common stock price.

      The Committee also believes that the most fair and effective way to motivate the Company's executive officers to produce the best results for its shareholders is to increase the proportion of an executive officer's total compensation that is performance-based as the executive's ability to affect those results increases. As a result, the size of the IAs and RSU awards granted to executive officers increases based upon the executive officer's relative level of responsibility and potential to affect the Company's overall performance.

      The amount of the IAs granted to the Company's executive officers in 2006 were determined by dividing the base salary of each executive officer by the Company's book value at the beginning of the year. The number of units awarded is then weighted by a factor ranging from two to nine, based upon the officer's relative level of responsibility and potential to affect the Company's overall performance under a formula approved by the Committee. Due to the fact that the Company's named executive officers have the greatest potential to affect the Company's overall performance, IAs granted to them were weighted by a factor of 9.0, whereas awards made to other executive officers of the Company were weighted by factors ranging from 6.75 to 2.25. As a result, the portion of each named executive officer's total potential compensation that was comprised of IAs in 2006 increased based on the capacity of each officer to affect the Company's overall performance.

      Similarly, the RSUs granted to the Company's executive officers in 2007 were calculated based on a multiple of base salary. The multiple, which ranged from 0.75 to 3.0, is based upon the executive officer's relative level of responsibility and potential to affect the Company's overall performance. The executive officer's base salary is multiplied by the factor from 0.75 to 3.0 to determine the total value of the RSU award, and that total value is then divided by the value of the Company's stock on the date of the RSU grant in order to determine the total number of RSUs granted. In 2007, each named executive officer received a grant of RSUs equal to 3.0 times base salary while other officers with less opportunity to affect the value of the Company's stock were eligible to receive RSU grants that total between 0.75 and 2.25 times their base salary.

      Determination of the CEO's Compensation. The Committee reviews and determines the base salary and total compensation of the Chief Executive Officer on an annual basis. Management does not recommend or determine the salary of the Chief Executive Officer, and the Chief Executive Officer is not present during the Committee's discussions concerning approval of his compensation. The Board of Directors of the Company meets regularly in executive session without management of the Company present, providing the members of the Committee with the opportunity to discuss with other Board members, among other things, the performance of the Chief Executive Officer.

      The Committee's determination of the Chief Executive Officer's salary is based on a number of factors, including the Chief Executive Officer's leadership position within the Company, the Company's overall financial performance and return to its shareholders, the Chief Executive Officer's individual performance, the comparison between the financial performance of the Company and its peers, and the Compensation Committee's review of certain peer company compensation data.

      Determination of Named Executive Officer Compensation. The Company's management makes recommendations to the Committee regarding the base salary and performance-based compensation as well as any annual adjustment in base salary for each executive officer of the Company other than the Chief Executive Officer. The Chief Executive Officer recommends base salary and total compensation for each officer that reports directly to him, including each named executive officer. The other named executive officers, in turn, recommend to the Chief Executive Officer the base salary for each officer that reports directly to them. The Chief Executive Officer discusses management's recommendations with the Chairman of the Committee. The Chairman of the Committee recommends to the Committee a compensation program for executive officers of the Company. The Committee reviews the recommendations made by the Chief Executive Officer and the Chairman of the Committee and approves base salary and total compensation for each named executive officer. The relative responsibility of each named executive officer within the Company, changes in the cost of living in the Company's markets and personal performance and level of experience of each named executive officer are considered by the Committee in establishing base salary levels. The Committee does not assign weights or rankings to any single performance factor but instead makes subjective determinations based on a consideration of all factors. However, it is the philosophy of

the Committee generally to weigh the executive officer's responsibility within the Company above the other factors in establishing total compensation.

      The individual performance of each named executive officer, as well as his experience and responsibilities, is reflected in the Committee's determination of his base salary. Base salary, in turn, is used in the determination of the amount of the individual performance compensation of the named executive officer (i.e., the IAs and RSUs awarded to each named executive officer). For example, as discussed above, each RSU grant is based on a multiple of the named executive officer's base salary (which, in 2007, was 3.0 times the named executive officer's base salary). The multiple is not based on past performance of the Company or the individual, but rather is based on the individuals' ability based on his position within the Company to affect the overall results of the Company. However, due to the fact that the named executive officer's base salary is based, in part, on his past performance, an award that is based on a multiple of that base salary also reflects, in part, his past performance. The Company made its first RSU grants in February 2007. At that time, the base salary of the Chief Executive Officer was $996,854, which meant that the total value of his RSU grant was $2,990,562. The base salary of the Chief Financial Officer was $302,773, which meant that the total value of his RSU grant was $908,319. The Company's performance is not reflected in the grant of RSUs, but the value of the award to the executive officer is linked to the future performance of the Company.

      Actual 2007 compensation for the named executive officers was affected by the Company's corporate performance over the three-year period ending December 31, 2007. As discussed above, in 2005, the Committee awarded IAs to executive officers, which entitled the recipient to receive a cash payment based upon accumulated basic earnings per share for the three-year period ending December 31, 2007. The IAs granted in 2005 required a minimum return of 6% per annum, compounded annually, before any benefit accrued to the officers. As a direct result of the Company's strong financial performance during that three-year period, the majority of cash compensation earned in 2007 was attributable to the IAs granted in 2005.

      The level of responsibility within the Company of each named executive officer factors largely in the Committee's determination of each named executive officer's base salary. For example, as a result of his promotion from Executive Vice President to President, Chief Executive Officer and Chairman of the Board of the Company in July 2006, the Committee increased Mr. Fels's base salary from $553,808 to $996,854. In determining the amount of the increase, the Committee considered the significant leadership position being assumed by Mr. Fels, the level of compensation that had historically been paid by the Company to its Chief Executive Officer as well as the overall CEO compensation paid by certain peer companies.

      Change in Control. The IA's granted to named executive officers in 2006 and 2007 generally require that, in order to receive the cash compensation award under the IAs, the named executive officer must have been in the continuous employ of the Company from the date of grant of the IA until the date on which the payment of the award is schedule to be paid (the "Settlement Date"), which is March 2009 in the case of the 2006 IAs and March 2010 in the case of the 2007 IAs. However, in the event of a Change in Control of the Company, the named executive officer will be deemed to have been in the continuous employ of the Company through the Settlement Date if he has been in the continuous employ of the Company through the date of the Change in Control unless prior to the Settlement Date, the Company has terminated the named executive officer's employment for cause or the named executive officer has voluntarily terminated his employment other than for Good Reason. Therefore, if the executive officer terminates his or her employment voluntarily without Good Reason prior to the original Settlement Date, he or she forfeits the right to receive any cash payment under the IA. The Committee included this provision in the 2006 and 2007 IAs as a tool to retain the services of the named executive officers even following a Change in Control.

      For purposes of the IAs, "Change of Control" is defined by reference to the definition contained in the Company's Amended and Restated 2002 Incentive Compensation Plan (the "Plan"). The Plan provides that a "Change in Control" includes a reorganization, merger or consolidation of the Company, sale or other disposition of all or substantially all of the assets of the Company, liquidation, dissolution or similar transaction that the Committee determines, either at the time of or after the grant of an IA, constitutes a Change in Control of the Company. The MAPFRE merger will constitute a change of control. The term "Good Reason" is defined in the agreements evidencing the 2006 and 2007 IAs.

      Upon a Change in Control, each named executive officer is entitled to receive a pro rated portion of the IAs based upon the date of the Change in Control plus an additional amount based upon the excess of the market value of the common stock over its book value at the time of the change in control. At the time that the IAs were granted, the Company did not have any other agreements in place that provided for the payment of cash compensation in connection with a Change in Control. The provisions of the 2006 and 2007 IAs related to the effect of Change in Control on the awards were the


product of an active dialogue between senior management and the Committee and were designed to secure payment to the executive officers under the IAs of a pro rata portion of the IAs in the event of a Change in Control of the Company. The Committee also determined, in dialogue with senior management, that in the event of a Change of Control the market value of the common stock is a more appropriate proxy for enhanced shareholder value than the book value of the common stock and, therefore, should be factored into the formula upon which the amount of the cash compensation paid under IAs was calculated.

      The cash compensation that may be received by the executive officers under the 2006 and 2007 IAs ceases to increase upon the achievement of a return on the beginning book value of our common stock, compounded annually, of 21% in the case of the 2006 IAs and 12% in the case of the 2007 IAs. The Company discloses in the following pages the amount of the payments that would be received by each named executive officer under all IAs outstanding as of December 31, 2007 assuming that a Change of Control of the Company took place during 2008. These payments, however, will not be accelerated but will be paid upon stated maturity, as described above.

Compensation of Officers

Summary Compensation Table(1)

Name and Principal Position	Year	Salary	Bonus	Stock Awards(5)	Option Awards(6)	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value(3)	All Other Compensation(4)	Total

Gerald Fels	2007	$1,005,161	$11,000	$514,767	$19,954	$2,452,178	$205,838	$117,872	$4,326,770
President, Chief Executive Officer and Chairman of the Board	2006	738,411	10,500	-		4,161,732	118,722	102,572	5,131,937

Randall V. Becker	2007	336,834	11,000	156,349	15,245	752,052	17,935	93,330	1,382,745
Chief Financial Officer and Senior Vice President	2006	302,773	10,500	-	-	1,357,530	1,955	81,830	1,754,588

James A. Ermilio	2007	471,490	11,000	240,700	11,951	1,060,103	-	81,730	1,876,974
Executive Vice President, General Counsel and Secretary	2006	403,366	10,500	-	-	2,691,933	-	68,620	3,174,419

Arthur J. Remillard, III	2007	374,609	11,000	191,059	15,245	1,100,470	96,549	92,166	1,881,098
Executive Vice President- Policyholder Benefits	2006	334,013	10,500	-	-	1,809,573	49,339	82,166	2,285,591

John W. Hawie	2007	277,137	11,000	137,938	-	793,859	-	22,420	1,242,345
Senior Vice President and Chief Investment Officer of our insurance subsidiaries	2006	259,560	10,500	-	-	1,196,417	-	21,420	1,487,897

(1)	See Compensation Discussion and Analysis for a description of the components of the Named Executive Officers compensation package.

(2)

The 2007 amounts represent Incentive Award (IA) amounts that were granted in 2005, matured December 31, 2007 and paid in March 2008. The IAs entitle the recipient to receive a cash payment for each IA unit based upon basic earnings per share over the three year period beginning January 1, 2005 and ending December 31, 2007. A minimum return of 6% per annum compounded annually is required before the IA began accruing value. The 2006 amounts represent Book Value Award (BVA) amounts that were granted in 2004, matured December 31, 2006 and paid in February 2007. The BVAs entitled the recipient to a cash payment for each BVA unit based upon the increase in the Company's book value over the three year period beginning January 1, 2004 and ending December 31, 2006. A minimum return of 6% per annum compounded annually is required before the BVA unit began accruing value. The book value of the Company's common stock excludes unrealized gains and losses on bonds and preferred stocks and is adjusted for the impact of capital stock transactions and cash dividends paid. Also, except for Mr. Hawie, includes 2007 and 2006 director amounts.

(3)	Represents increase in value of director's retirement plan. See Pension Plan table which follows and Note N of Notes to Consolidated Financial Statements for further details.

(4)

Includes the annual ESOP contribution by the Company, which equaled $22,000 and $21,000 for each Named Executive Officer for 2007 and 2006, respectively. This amount also includes Director's fees of $93,100 and $78,800 to Mr. Fels, $70,700 and $60,200 to Mr. Becker, $69,200 and $60,200 to Mr. Remillard, III and $59,100 and $47,200 to Mr. Ermilio for 2007 and 2006, respectively. The remainder of this amount represents the cost of excess group life insurance.

(5)

Represents dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R for non-vested equity share units granted to the Company's officers during 2007. See Note H of Notes to Consolidated Financial Statements for a detailed description.

(6)

Represents dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R for vested stock options granted to directors of the Company and its subsidiaries during February 2007. See Note H of Notes to Consolidated Financial Statements for a further description.

Grants of Plan-Based Awards

		Estimated Future Payout under Non-Equity Incentive Plan(1)			Stock Awards		Option Awards

Name	Grant Date	Threshhold	Target	Maximum	Shares	Grant Date Fair Value	Shares	Exercise Price	Grant Fair Value

Gerald Fels	2/16/07	$359,660	$1,078,979	$2,362,309	98,503	$30.36	5,246	$30.36	$3.80

Randall V. Becker	2/16/07	113,488	340,465	745,412	29,918	30.36	4,008	30.36	$3.80

James A. Ermilio	2/16/07	169,384	508,152	1,112,546	46,059	30.36	3,142	30.36	$3.80

Arthur J. Remillard, III	2/16/07	137,115	411,346	900,599	36,560	30.36	4,008	30.36	$3.80

John W. Hawie	2/16/07	93,901	281,704	616,761	26,395	30.36	-	-	-

(1)

Threshold and maximum represent minimum and maximum amounts payable under the plan. In order for the incentive plan awards to have value, the Company must exceed a 9% per annum return, compounded annually, on beginning book value. Target represents 2007 actual results ($3.01 basic EPS) combined with management estimate for 2008 ($3.00 basic EPS) which is repeated for 2009. Maximum payment requires a 12% per annum return, compounded annually, and a 50% increase in annual direct written premiums. See the Compensation Discussion and Analysis for further discussion.

Outstanding Equity Awards at Fiscal Year End

	Option Awards			Stock Awards

	No. of Shares Underlying Unxercised Options- Exercisable	Option Exercise Price	Option Expiration Date	Number of Units of Stock Not Vested	Market Value of Shares Not Vested

Gerald Fels	-	-	-	98,503	$3,544,138

Randall V. Becker	-	-	-	29,918	1,076,450

James A. Ermilio	3,142	$30.36	2/16/2017	46,059	1,657,203

Arthur J. Remillard, III	-	-	-	36,560	1,315,429

John W. Hawie(1)	-	-	-	26,395	949,692

(1)	The Named Executive Officer is not included in the Director's Stock Option Plan as he is not a director of the Company or any of its subsidiaries.

Option Exercises

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise

Gerald Fels	5,246	$29,325

Randall V. Becker	4,008	22,806

James A. Ermilio	-	-

Arthur J. Remillard, III	4,008	22,806

John W. Hawie	-	-

Pension Benefits

Name	Plan Name	No. of Years Credited Service	Present Value of Accumulated Benefit	Payments during the Last Fiscal Year

Gerald Fels	Directors	32	$636,057	-

Randall V. Becker	Directors	5	30,862	-

James A. Ermilio (1)	-	-	-	-

Arthur J. Remillard, III	Directors	25	249,093	-

John W. Hawie (1)	-	-	-	-

(1)	The Named Executive Officer is not included in the Director's Retirement Plan as he is not a CGI director.

See description of plan in the Directors' Compensation section of this report.

Potential Payments on Termination or Change of Control

      Certain of the Company's executive compensation agreements carry provisions for payments or acceleration of payments to named executive officers (NEO) upon termination of their employment and/or change in control of the Company, as defined in the various agreements. A summary of each agreement follows.

Incentive Award Agreements

      Commerce's non-equity incentive award agreements for its directors and executive officers have provisions which in certain instances provide for payments upon or following a change of control. Upon a change of control, each NEO receives a pro-rated portion of each incentive award plus credit for the excess of the market value of the Company's common stock over the per share book value of the stock at the time of such change in control. Payments under the directors' incentive award agreements are made 30 days after a change of control with respect to such grants. Although executive officers have received similar non-equity incentive award agreements, there is no acceleration of payment of the awards upon a change of control; however, if following a change of control the executive officer is terminated by Commerce without cause or the executive officer resigns for good reason, the executive officer would not forfeit the award. The following table provides a listing of the amounts each NEO would receive for their IAs granted in 2006 and 2007 upon maturity of December 31, 2008 and 2009, respectively. The table assumes a market price of $36.70, the consideration to be received upon completion of the proposed MAPFRE merger.

	2006 Grant 2008 Maturity March 2009 Payment	2007 Grant 2009 Maturity March 2010 Payment

Gerald Fels	$5,113,906	$1,150,830
Randall V. Becker	975,748	349,540
James A. Ermilio	1,809,544	538,109
Arthur J. Remillard, III	1,504,101	427,133
John W. Hawie	950,194	308,380

      In addition, upon normal retirement a NEO becomes fully vested in his incentive awards. Upon early retirement, a NEO receives a pro rata portion of each incentive award paid six months after separation from the Company. As of December 31, 2007, no NEO is eligible for normal retirement and only Mr. Fels is eligible for early retirement. Retirement eligibility requires the NEO to be 65 years old and early retirement eligibility requires the NEO to be 55. Subsequent to year-end, Mr. Fels became eligible for normal retirement.

Restricted Stock Units

      Each of Commerce's executive officers has received a grant of restricted stock units that will vest immediately upon a change of control. The following table reflects the aggregate value of the restricted stock units held by each executive officer for which vesting of such units will be accelerated, valued at $36.70, the per share consideration to be received in the proposed MAPFRE merger.

Name	Value of Accelerated Restricted Stock Units

Gerald Fels	$3,615,060
Randall V. Becker	1,097,991
James A. Ermilio	1,690,365
Arthur J. Remillard, III	1,341,752
John W. Hawie	968,697

Employment Agreements

      Each of Commerce's executive officers has entered into an employment agreement with the Company that provides severance benefits to such executive officer in the event that, within three years following a change of control, he or she resigns for good reason or Commerce terminates the executive's employment without cause. In such case, the executive officer will be entitled to receive from Commerce a cash payment equal to 300% of the sum of the executive's


annual base salary as of the termination date and the value on the date of grant of the executive's 2007 restricted stock unit award plus a gross-up payment for any excise and other taxes that would be due under Sections 409A and 4999 of the Internal Revenue Code. The executive would also receive life and health insurance benefits for a period of 36 months from the date of termination unless other comparable life and health insurance benefits are made available by a subsequent employer.

      Additionally, the employment agreement provides for a cash payment of 150% of the sum described above if the executive's employment is terminated by the Company without cause or by the executive under certain circumstances, primarily resignations for good reason or Company violations of certain agreements, not occurring within three years of a change in control. The terms "without cause" and "for good reason" are defined within the agreement. The executive would also receive life and health insurance benefits for a period of 12 months from the date of termination.

      The following table reflects the amounts NEOs would receive under the employment agreement were each such executive officer terminated by Commerce without cause or resignation by the NEO for good reason, without and with a change in control.

	Compensation Values		Without Change in Control	With Change in Control

Name	Base Salary(1)	Value of Restricted Stock Award at Grant	Severance Payment	Severance Payment	Gross-up Payment(2)	Total

Gerald Fels	$1,013,468	$2,990,562	$6,006,045	$12,012,090	$4,118,082	$16,130,172
Randall V. Becker	370,896	908,318	1,918,821	3,837,642	1,398,927	5,236,569
James A. Ermilio	476,868	1,398,336	2,812,806	5,625,612	2,019,013	7,644,625
Arthur J. Remillard, III	379,234	1,109,952	2,233,779	4,467,558	1,505,722	5,973,280
John W. Hawie	287,154	801,360	1,632,771	3,265,542	1,258,265	4,523,807

(1)	This amount is based on the 2007 salary; the actual amount will be the base salary as of the date of termination.

(2)

Each executive officer is also entitled to additional gross-up payments due under the employment agreements for potential additional excise and other taxes that would be due under the Internal Revenue Code Sections 409A and 4999; above calculation assumes no additional taxes would be due under Section 409A.

      The table above does not include the value of life and health insurance benefit continuation which each NEO is entitled to receive under the employment agreements. The estimated value of those benefits with a change of control (and without a change in control) are $37,686 ($12,562) for Mr. Fels, $31,260 ($10,420) for Mr. Becker, $31,260 ($10,420) for Mr. Ermilio, $32,268 ($10,756) for Mr. Remillard, III and $30,630 ($10,210) for Mr. Hawie.

In consideration of the employment agreement, the executive agrees that during his employment and for a one-year period following his termination of employment from the Company, he will agree to:

•	Confidential Information - shall use his best efforts to prevent disclosure of confidential information;

•	Non-interference - shall not participate in any business which competes directly or indirectly with the Company; and

•	Non-disparagement - shall not make any false, defamatory or disparaging statements about the Company or its affiliates.

Director Compensation

The following table details total compensation to non-employee Directors for 2007.

Name	Cash Fees Earned	Option Awards(5)	Non-Equity Incentive Plan Compensation(1)	Change in Pension Value	All Other Compensation		Total

Joseph A. Borski, Jr.	$150,425	$39,349	$123,965	$356,220	$21,000	(2)	$690,959
Eric G. Butler	67,000	15,245	53,300	101,538	-		237,083
Henry J. Camosse	2,200	14,690	53,300	-	35,585	(4)	105,775
David R. Grenon	115,150	24,842	92,289	242,696	-		474,977
Robert W. Harris	69,200	15,245	53,300	118,956	-		256,701
John J. Kunkel(3)	52,700	15,778	55,563	95,849	-		219,890
Raymond J. Lauring	69,200	15,245	53,300	118,956	-		256,701
Normand R. Marois	75,800	16,588	57,479	126,059	-		275,926
Suryakant M. Patel	109,225	23,830	91,434	204,720	-		429,209
Arthur J. Remillard, Jr.	67,000	15,245	53,300	144,739	-		280,284
Regan P. Remillard	104,100	20,589	87,049	50,541	-		262,279
Gurbachan Singh	102,625	17,120	56,761	145,334	-		321,840
John W. Spillane(3)	92,725	18,866	53,300	145,363	-		310,254

(1)

Represents Incentive Award (IA) payment amounts that were granted in 2005 and matured December 31, 2007. The IAs entitled the recipient to receive a cash payment for each IA unit based upon basic earnings per share over the three year period beginning January 1, 2005 and ending December 31, 2007. These amounts were paid in March 2008. A minimum return of 6% per annum compounded annually was required before the IA unit began accruing value.

(2)	Represents compensation as a member of the ESOP committee.

(3)	Mr. Kunkel and Mr. Spillane are no longer members of the Board of Directors as both are now deceased: Mr. Kunkel in July 2007 and Mr. Spillane in December 2007.

(4)	Represents payments under the Director's Retirement Plan. Mr. Camosse did not stand for re-election at the May 2007 Annual Meeting of Shareholders.

(5)

Represents dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R for vested stock options granted to directors of the Company and its subsidiaries during February 2007. See Note H of Notes to Consolidated Financial Statements for a further description.

Directors of the Company and certain of the Company's subsidiaries receive the following compensation for their applicable services as directors:

	Meeting Attendance		Annual Member Stipend		Annual Chair Stipend

The Commerce Group, Inc.:
Board of Directors	$2,200		$47,200		$ -
Audit Committee	2,625		7,350		36,750
Compensation Committee	1,100		-		3,675
Nominating and Corporate Governance Committee	1,100		-		-
Other committees	1,100	(1)	-		-

Commerce Holdings, Inc.:
Board of Directors	800	(1)	47,200	(2)	-
Audit Committee	2,625		7,350		-

The Commerce Insurance Company:
Board of Directors	700	(1)	-		-

Citation Insurance Company:
Board of Directors	700	(1)	-		-

ACIC Holding Co., Inc.:
Board of Directors	2,100		-		-

American Commerce Insurance Company:
Board of Directors	2,600		-		-
Executive Committee	1,000		-		-

State-Wide Insurance Company:
Board of Directors	500		-		-

(1)	Compensation is for non-employee directors only.
(2)	Compensation is paid only to directors who are not directors of The Commerce Group, Inc.

      In 2007, each director also received fully-vested stock options under our 2002 Amended and Restated Incentive Compensation Plan. The options have a ten-year term and an exercise price equal to the market price on date of grant. See Note H of Notes to Consolidated Financial Statements for further details.

      In 2000, the Company's directors approved a Directors' Retirement Compensation Plan (the Retirement Plan). The Retirement Plan becomes effective for each Company director (including directors who are employees of the Company) upon terminating service from the Company's Board of Directors provided that such termination was not made under conditions adverse to the Company's interest. Effective with the annual meeting at which the director is not re-elected to the Board of Directors, and provided benefits are not paid until such time as the director has attained the age of 65, the Company will pay an annual retirement benefit equal to 50% of the average annual director compensation for the highest three full years (three year average compensation). The annual retirement benefit of 50% of the three year average compensation vests at the rate of 4.0% for each year of Board of Directors service up to a maximum of 100% vesting through termination of service. Payments continue for a maximum of ten years over the remaining life of the former director, or his or her then spouse, if the director pre-deceases the spouse. No payments are to be made after the death of both the director and spouse. Expenses related to the Retirement Plan in 2007 amounted to approximately $2,200,000 and a total of approximately $113,000 was paid under the Retirement Plan for five former directors.

      Compensation Committee Interlock and Insider Participation in Compensation Decisions. No member of the Company's Compensation Committee is a current or former officer or employee of the Company or any of its subsidiaries, and no current executive officer served as a member of the board of directors or compensation committee of any other entity that has or had one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee during 2007.

Compensation Committee Report

      The Compensation Committee of the Board of Directors has reviewed and discussed with the Company's management the Compensation Discussion and Analysis set forth above. Based upon the review and discussions noted above, the Committee recommended that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

The Compensation Committee:

Joseph A. Borski, Jr., Chairman
David R. Grenon
Normand R. Marois
Suryakant M. Patel
Gurbachan Singh

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Certain Beneficial Owners and Management. The following table sets forth certain information as of March 10, 2008, with respect to the beneficial ownership of shares of the Company's common stock by the following individuals: (a) each person who is known to the Company to own beneficially more than 5% of the outstanding shares of such stock; (b) the Company's directors and nominees; (c) each of the executive officers named in the Summary Compensation Table; and (d) all of the Company's directors and executive officers as a group. The information in the table and in the related notes has been furnished by or on behalf of the indicated owners.

Name and Address of Beneficial Owner		Amount of Shares Beneficially Owned(1)		Percentage of Shares(1)

(a)	Security ownership of certain beneficial owners:

	The Commerce Group, Inc.	5,112,196		8.5%
	Employee Stock Ownership Plan 211 Main Street Webster, MA 01570

	Barclay's Global Investors, NA and affiliates	4,194,507	(2)	7.0%
	45 Fremont Street San Francisco, CA 94105

(b)	Security ownership of directors and nominees:

	Randall V. Becker	232,373	(3)	*
	Joseph A. Borski, Jr.	133,504		*
	Eric G. Butler	358,856	(4)	*
	Gerald Fels	889,915	(5)	1.5%
	David R. Grenon	558,926	(6)	*
	Robert W. Harris	216,502	(7)	*
	Raymond J. Lauring	1,536,062	(4)	2.5%
	Normand R. Marois	369,215	(8)	*
	Suryakant M. Patel	756,806	(9)	1.3%
	Arthur J. Remillard, Jr.	698,541	(10)	1.2%
	Arthur J. Remillard, III	949,148	(11)	1.6%
	Regan P. Remillard	415,369	(12)	*
	Gurbachan Singh	448,969		*

(c)	Security ownership of named executive officers:

	Gerald Fels	889,915	(5)	1.5%
	James A. Ermilio	25,351	(13)	*
	Arthur J. Remillard, III	949,149	(10)	1.6%
	Randall V. Becker	232,373	(3)	*
	John W. Hawie	12,384	(14)	*

(d)	All executive officers and directors as a group (21 persons)	7,659,797	(15)	12.7%

*	Percentage of shares is less than 1%.

(1)

The indicated shares are those as to which the beneficial owner has sole voting and investment power except as follows. Shares held by the Company's Employee Stock Ownership Plan (the ESOP) and allocated to participant accounts are voted as directed by the account holders. Shares for which no voting instructions are received from the account holders and all other shares not allocated to participants are voted in the same proportion as shares for which voting instructions are received unless the ESOP's administrative committee, which is a fiduciary subject to certain duties imposed by the Employee Retirement Income Security Act (ERISA) determines that voting such shares in such proportions would violate the provisions of Part 4 of Title I of ERISA. The ESOP participants who are current employees of the Company or its subsidiaries and who are 100% vested in their ESOP accounts can annually elect to transfer out of the ESOP up to 100% of their allocated Company stock in the form of an eligible rollover distribution into another eligible retirement plan, such as a qualified individual retirement arrangement described in Section 408 of the Internal Revenue Code. Shares totaling 3,965,677 held by the ESOP at March 10, 2008 were allocated to the ESOP accounts of these individuals. ESOP participants who are former employees of the Company and who are 100% vested in their ESOP accounts may generally elect to withdraw from the ESOP the shares allocated to their accounts at any time. Shares totaling 952,858 held by the ESOP at March 10, 2008 were allocated to the ESOP accounts of these individuals. The remaining 193,661 shares held by the ESOP at March 10, 2008 were allocated to the ESOP accounts of participants who have not yet reached 100% vesting in their account balances. Disposition of these unvested shares is restricted under the ESOP.


The indicated shares not held by the ESOP include shares owned beneficially by spouses, parents, children and relatives who share the same home, trusts in which the named individual or a family member sharing the same home serves as a trustee and corporations of which the named individual is an executive officer or principal shareholder; the named individuals disclaim any beneficial interest in shares so included. The percentage of shares is calculated using 60,255,607 shares outstanding at March 10, 2008.

(2)

Barclay's Global Investors and Fund Advisors, a group which includes a bank and a registered investment advisor, has sole voting power over 3,984,300 shares, and sole investment power over 4,194,507 shares. The information in the table and this footnote is based on a Schedule 13G filed with the SEC on February 5, 2008.

(3)	Includes 25,491 shares held by the ESOP and 37,244 shares held by two trusts of which Mr. Becker is the trustee.

(4)	Includes 4,008 shares issuable upon exercise of vested stock options.

(5)	Includes 4,771 shares held by the ESOP.

(6)	Includes 13,200 shares held by a trust of which Mr. Grenon's wife is the trustee.

(7)

Includes 128,288 shares held by a trust of which Mr. Harris is the trustee, 74,206 shares held by a trust of which Mr. Harris' wife is the trustee and 4,008 shares issuable upon exercise of vested stock options.

(8)	Includes 4,361 shares issuable upon exercise of vested stock options.

(9)	Includes 6,265 shares issuable upon exercise of vested stock options.

(10)	Includes 9,493 shares held by the ESOP.

(11)	Includes 89,505 shares held by two trusts of which Mr. Remillard, III is a co-trustee.

(12)	Includes 20,293 shares held by the ESOP, 29,300 shares held by a trust of which Mr. Remillard is a co-trustee and 5,413 shares issuable upon exercise of vested stock options.

(13)	Includes 8,957 shares held by the ESOP and 3,142 shares issuable upon exercise of vested stock options.

(14)	Includes 10,034 shares held by the ESOP.

(15)	Includes 126,795 shares held by the ESOP and 31,205 shares issuable upon exercise of vested stock options.

      Equity Compensation Plan Information. A summary of the total number of shares of our common stock to be issued upon exercise of outstanding stock options, the weighted-average exercise price of these outstanding stock options and the number of shares of our common stock remaining available for future issuance under equity compensation plans at December 31, 2007 follows. This information is presented for equity compensation plans that have and have not been approved by our stockholders.

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

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

ITEM 13. Certain Relationships and Related Transactions and Director Independence

      Certain Relationships and Related Transactions. James A. Ermilio, Executive Vice President, spends considerable time in Boston, Massachusetts in furtherance of the Company's business interests and, because of this, the Company provides office and part-time living accommodations to him at a condominium owned by the Company in Boston. Expenses related to the condominium were approximately $188,000 in 2007, $142,000 in 2006 and $137,000 in 2005. Most of the expense for each of the years was for depreciation, condominium fees and real estate taxes. The Company believes the non-business connected economic benefit (if any) to Mr. Ermilio to be de minimis.

      The immediate family of Raymond J. Lauring, a director of the Company, owns more than a 10% equity interest in Lauring Construction Company. Mr. Lauring has no ownership interest in the construction company. Payments to Lauring Construction Company were $88,000 in 2007, $1,549,000 in 2006 and $222,000 in 2005. The higher level of 2006 payments resulted primarily from construction projects for generators at our Webster facilities. For those projects, we paid Lauring Construction for work performed by them and by subcontractors. Lauring Construction in turn paid the subcontractors directly.

      In February 2007, the Company purchased a condominium in Webster, MA, wholly-owned by Mr. Remillard, Jr., at a price of $307,000. The purchase price was determined by averaging the appraised value of the property as determined by two independent, certified real estate appraisers. The transaction was pre-approved in accordance with the Company's procedures for approving related party transactions as outlined below.

      Procedures for Approval of Related Party Transactions. Item 404(a) of SEC Regulation S-K requires disclosure in the Company's proxy statement and other filings of information regarding transactions in which the Company or its subsidiaries is a participant if (i) the amount involved exceeds $120,000 and (ii) any Company related person had or will have a direct or indirect material interest ("Reportable Transactions"). Item 404(b) requires disclosure of the Company's policies and procedures for review, approval or ratification of Reportable Transactions.

      The Company follows the procedures described below in the review, approval or ratification of Reportable Transactions. Under the Company's Code of Ethics and Conflict of Interest Policy, officers, directors and employees of the Company or any of its subsidiaries proposing to engage in any conduct or activity that may result in a conflict of interest or a potential for conflict of interest, including a Reportable Transaction, must, prior to engaging in any Reportable Transaction, report to the Chair of the Company's Corporate Compliance Committee the existence of, or potential development of, a conflict of interest. Such officers, directors and employees must also disclose to the Chair of the Corporate Compliance Committee the facts and circumstances surrounding the proposed Reportable Transaction. Under the Code of Ethics and the Conflicts of Interest Policy, the Chair of the Corporate Compliance Committee and the General Counsel of the Company jointly review a Reportable Transaction to determine if the transaction poses a reasonable potential for adverse impact on the Company or any of its subsidiaries. Reportable Transactions that are deemed to have a potential adverse impact on the Company or its subsidiaries must be reported to the Audit Committee. It has been the Company's practice to require that notice of all Reportable Transactions be given to the Audit Committee, regardless of whether the transactions pose a reasonable potential for adverse impact on the Company or its subsidiaries. The Nominating and Corporate Governance Committee reviews and approves or disapproves Reportable Transactions, which have been disclosed to the Chair of the Corporate Compliance Committee, consistent with the provisions of the Committee's Charter. Under the Charter, the Committee reviews and approves or disapproves of waivers and interpretations of the Code of Ethics and conflicts of interests, including Reportable Transactions. If the Nominating and Corporate Governance Committee approves a Reportable Transaction, the transaction must be ratified by a majority of the Company's independent directors.

      Independence of the Board of Directors. The Board has evaluated and determined independence in accordance with the Company's Corporate Governance Guidelines, the rules of the NYSE, and all other applicable laws, rules, and regulations. Generally, a director does not qualify as an independent director if the director (or in some cases, members of the


director's immediate family) has, or in the past three years has had, certain relationships or affiliations with the Company, its external or internal auditors, or other companies that do business with the Company. The Board has affirmatively determined that a majority of the Company's directors are independent directors under the NYSE rules. Furthermore, all of the members of the Audit, Compensation and Nominating and Corporate Governance committees are independent, as independence for such committee members is defined in the Company's Corporate Governance Guidelines, the NYSE rules, and all other applicable laws, rules and regulations.

The following table summarizes current Board committee membership and the number of committee meetings held during 2007:

	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Independent Directors:
Joseph A. Borski, Jr.	Chair	Chair	Member
Eric G. Butler
David R. Grenon	Member	Member	Member
Robert W. Harris
Normand R. Marois		Member
Suryakant M. Patel	Member	Member	Chair
Gurbachan Singh	Member	Member	Member
Non-independent Directors:
Randall V. Becker(a)
Gerald Fels(a)
Raymond J. Lauring
Arthur J. Remillard, Jr.
Arthur J. Remillard, III(a)
Regan P. Remillard
Number of meetings in 2007	8	6	2

(a)	Director is also an officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by the Company's independent registered public accounting firm, PricewaterhouseCoopers, for the fiscal years ended December 31, 2007 and 2006 follow:

	2007	2006

Audit fees	$768,120	$725,000
Audit related fees	27,500	25,000
Tax fees	-	-
All other fees	68,983	107,000

Total	$864,603	$857,000

      Audit related fees represent charges for the audit of the Company's Employee Stock Ownership Plan. All other fees represent due diligence work performed by PwC and were pre-approved by the Audit Committee. The Audit Committee considered the amount of fees charged by PwC that were not specifically related to the audit of the Company's consolidated financial statements and internal controls over financial reporting, and determined that amount is compatible with maintaining their independence.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 28, 2008	By:	/s/ Gerald Fels

Gerald Fels
President, Chief Executive Officer and Chairman of the Board of Directors

April 28, 2008	By:	/s/ Randall V. Becker

Randall V. Becker
Chief Financial Officer

Exhibit Index

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
