Form 10-Q
period 2008-03-31
COMMERCE GROUP INC /MA
filed 2008-05-12
CIK 811612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

As of April 30, 2008, the number of shares outstanding of the Registrant's common stock (excluding Treasury Shares) was 60,255,607.


The Commerce Group, Inc.

Table of Contents


Part I - Financial Information

Item 1. Financial Statements

The Commerce Group, Inc. and Subsidiaries Consolidated Balance Sheets March 31, 2008 and December 31, 2007

	2008	2007

ASSETS
(Thousands of dollars, except per share data)	(Unaudited)

Investments and cash (Note 4):
Fixed maturities, at market (amortized cost: $2,099,186 and $1,979,132)	$2,029,470	$1,954,322
Preferred stocks, at market (amortized cost: $420,195 and $532,351)	361,021	460,612
Common stocks, at market (cost: $38,339 and $44,773)	37,167	41,855
Preferred stock mutual funds, at equity (cost: $154,437 and $154,437)	150,897	162,228
Mortgage loans on real estate and collateral notes receivable (less allowance
for possible loan losses of $58 and $50)	17,531	18,125
Cash and cash equivalents	166,047	145,900
Short-term investments	-	595
Other investments (cost: $51,293 and $49,168)	62,388	56,706

Total investments and cash	2,824,521	2,840,343
Accrued investment income	23,729	21,544
Premiums receivable (less allowance for doubtful receivables of $2,720
and $2,720)	464,890	454,221
Deferred policy acquisition costs	189,430	182,236
Property and equipment, net of accumulated depreciation	74,029	72,795
Residual market receivable	134,047	141,972
Due from reinsurers	71,166	65,580
Deferred income taxes (Note 11)	106,439	96,387
Current income taxes (Note 11)	-	2,853
Other assets	42,815	36,756

Total assets	$3,931,066	$3,914,687

Liabilities:
Unpaid losses and loss adjustment expenses (Note 5)	$ 977,789	$1,012,271
Unearned premiums	949,225	918,335
Bonds payable ($300,000 face less discount) (Note 6)	298,841	298,791
Current taxes payable (Note 11)	4,948	-
Deferred income	8,437	7,778
Accrued agents' profit sharing	199,377	198,683
Other liabilities and accrued expenses	173,897	147,842

Total liabilities	2,612,514	2,583,700

Minority interest	14,173	14,063

Commitments and contingencies (Note 8)	-	-
Stockholders' equity:
Preferred stock, authorized 5,000,000 shares at $1.00 par value, none issued	-	-
Common stock, authorized 100,000,000 shares at $.50 par value, 81,831,546
and 81,831,546 shares issued	40,915	40,915
Paid-in capital	144,906	143,379
Net accumulated other comprehensive income (loss), net of income taxes
(benefits) of $(45,193) and $(34,548)	(83,929)	(64,161)
Retained earnings	1,659,033	1,654,005

Total stockholders' equity before treasury stock	1,760,925	1,774,138
Treasury stock, 21,575,939 and 21,607,525 shares, at cost	(456,546)	(457,214)

Total stockholders' equity	1,304,379	1,316,924

Total liabilities, minority interest and stockholders' equity	$3,931,066	$3,914,687

The accompanying notes are an integral part of these consolidated financial statements.


The Commerce Group, Inc. and Subsidiaries Consolidated Statements of Earnings and Comprehensive Income Three Months Ended March 31, 2008 and 2007 (Unaudited)

(Thousands of dollars, except per share data)	2008	2007

Revenues:
Direct premiums written	$483,952	$511,487
Assumed premiums	25,808	29,044
Ceded premiums	(48,274)	(54,419)

Net premiums written	461,486	486,112
Increase in unearned premiums	(22,128)	(34,199)

Earned premiums	439,358	451,913
Net investment income	38,246	39,844
Premium finance and service fees	8,995	7,335
Net realized investment gains (losses) (Note 4)	(42,462)	32,112

Total revenues	444,137	531,204

Expenses:
Losses and loss adjustment expenses (Note 5)	288,946	297,448
Policy acquisition costs	117,276	123,575
Interest expense and amortization of bond fees	4,581	4,581

Total expenses	410,803	425,604

Earnings before income taxes and minority interest	33,334	105,600
Income taxes (Note 11)	10,000	30,983

Earnings before minority interest	23,334	74,617
Minority interest in net earnings of subsidiary	(229)	(252)

Net earnings	$ 23,105	$ 74,365

Comprehensive income (Note 2)	$ 3,337	$ 57,483

Net earnings per common share (Note 3):
Basic	$ 0.38	$ 1.12

Diluted	$ 0.38	$ 1.11

Cash dividends paid per common share	$ 0.30	$ 0.30

Weighted average number of common shares outstanding (Note 3):
Basic	60,247,277	66,301,103

Diluted	61,270,168	66,935,022

The accompanying notes are an integral part of these consolidated financial statements.


The Commerce Group, Inc. and Subsidiaries Consolidated Statements of Cash Flows Three Months Ended March 31, 2008 and 2007 (Unaudited)

(Thousands of dollars)	2008	2007

Operating activities:
Premiums collected	$ 449,674	$ 459,022
Net investment income received	34,396	36,734
Premium finance and service fees received	8,995	7,335
Losses and loss adjustment expenses paid	(332,882)	(313,814)
Policy acquisition costs paid	(124,548)	(118,056)
Federal income taxes	(1,242)	(1,647)

Cash provided by operating activities	34,393	69,574

Investing activities:
Investment sales, repayments and maturities	308,198	757,329
Mortgage loans and collateral notes receipts	586	519
Investment purchases	(307,702)	(794,039)
Mortgage loans and collateral notes originated	-	(500)
Net activity in short-term investments	595	(10,511)
Property and equipment purchases	(3,358)	(4,438)
Other investing activities	916	299

Cash used by investing activities	(765)	(51,341)

Financing activities:
Dividends paid to stockholders	(18,077)	(19,899)
Treasury stock purchases	-	(39,598)
Outstanding checks payable	4,596	322

Cash used by financing activities	(13,481)	(59,175)

Increase (decrease) in cash and cash equivalents	20,147	(40,942)
Cash and cash equivalents at beginning of period	145,900	141,367

Cash and cash equivalents at end of period	$ 166,047	$ 100,425

Reconciliation of net earnings to cash from operating activities:
Net earnings	$ 23,105	$ 74,365
Adjustments to reconcile net earnings to cash from operating activities:
Premiums receivable	(10,511)	(14,456)
Deferred policy acquisition costs	(7,194)	(7,560)
Residual market receivable	7,925	(7,395)
Due from reinsurers	(5,586)	(10,129)
Unpaid losses and loss adjustment expenses	(34,482)	(5,996)
Unearned premiums	30,890	44,329
Current income taxes	6,101	25,637
Deferred income taxes	(8,352)	(5,391)
Deferred income	659	(780)
Accrued agents' profit sharing	694	14,943
Other assets, liabilities and accrued expenses	(21,857)	(27,460)
Net realized investment (gains) losses	42,462	(32,112)
Other - net	10,539	21,579

Cash provided by operating activities	$ 34,393	$ 69,574

The accompanying notes are an integral part of these consolidated financial statements.


The Commerce Group, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

1. Organization and Interim Financial Statements

      Unless otherwise stated, "we," "our," "us" or "CGI" means The Commerce Group, Inc. and its subsidiaries. Our consolidated financial statements include the accounts of The Commerce Group, Inc. and its subsidiaries. The Commerce Group, Inc. is a publicly-traded holding company and is engaged in various property-casualty insurance operations. CGI owns Commerce Holdings, Inc., which wholly owns two insurance subsidiaries: Commerce Insurance Company (Commerce) and Citation Insurance Company (Citation), as well as 95% of ACIC Holding Company, Inc. (AHI). AHI is a joint venture with AAA Southern New England, which owns the remaining 5%. AHI wholly owns two insurance subsidiaries: American Commerce Insurance Company (American Commerce or ACIC) and Commerce West Insurance Company (Commerce West or CWIC). In addition, AHI wholly owns SWICO Enterprises, Ltd., which owns a fifth insurer, State-Wide Insurance Company (State-Wide).

      We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at reporting dates and the reported amounts of revenues and expenses during the reporting periods. Actual results will differ from these estimates and assumptions. We employ significant estimates and assumptions in the determination of unpaid losses and loss adjustment expenses (LAE), the potential impairment of investments for other-than-temporary declines in market value and accrued agents' profit sharing. Our significant accounting policies are presented in the notes to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2007.

      Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2007. Dollar amounts are in thousands, except per share data and as otherwise noted. We have eliminated significant intercompany accounts and transactions in consolidating these financial statements. Also, we have reclassified certain 2007 amounts to conform with 2008 presentations.

      On October 30, 2007, we entered into a merger agreement with MAPFRE, S.A. (MAPFRE). Commerce shareholders approved the merger agreement at a special meeting on February 14, 2008. The merger is subject to other conditions, including regulatory approval. The Massachusetts Commissioner of Insurance held a hearing on May 1, 2008 regarding the proposed merger. We anticipate the closing will occur during the second quarter of 2008. Additionally, we have elected to postpone our Annual Meeting of Shareholders, which normally would have occurred on May 16, 2008.

2. Comprehensive Income

Our comprehensive income for the three months ended March 31 follows:

	2008	2007

Net earnings	$ 23,105	$ 74,365

Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses) arising during the period(a)	(42,544)	(1,161)
Reclassification adjustment for investment (gains)
losses included in net earnings(b)	22,776	(15,721)

Other comprehensive income (loss), net of taxes	(19,768)	(16,882)

Comprehensive income	$ 3,337	$ 57,483

(a)	Unrealized holding gains (losses) are net of income tax expense (benefit) of $(22,908) and $(625) for the three months ended March 31, 2008 and 2007, respectively.

(b)	Reclassification adjustments are net of income tax expense (benefit) of $12,264 and $(8,465) for the three months ended March 31, 2008 and 2007, respectively.


3. Net Earnings Per Common Share (EPS)

      Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding adjusted by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares we could have purchased from the proceeds of the potentially dilutive shares. Our potentially dilutive instruments include stock options and nonvested restricted stock units. We had 4,785,561 and 4,856,362 stock options outstanding at March 31, 2008 and 2007, respectively. Our outstanding stock options at March 31, 2008 and 2007 included 65,281 and 120,012 of stock options, respectively, that were granted to our directors and officers under our Incentive Compensation Plan; the remainder of the total outstanding stock options consisted of American Commerce agents' options. Additionally, at March 31, 2008 and 2007, there were 613,369 and 495,182, respectively, officer nonvested restricted stock units outstanding. Basic and diluted EPS for the three months ended March 31 follow:

	2008	2007

Net earnings for basic and diluted EPS	$23,105	$74,365

Common share information:
Average shares outstanding for basic EPS	60,247,277	66,301,103
Dilutive effect of equity awards	1,022,891	633,919

Average shares outstanding for diluted EPS	61,270,168	66,935,022

Basic EPS	$ 0.38	$ 1.12

Diluted EPS	$ 0.38	$ 1.11

      The diluted EPS calculation excludes stock options and nonvested restricted stock units that are anti-dilutive using the treasury stock method. For the three months ended March 31, 2008 and 2007, there were 1,450,000 and 1,250,000 anti-dilutive options, respectively. In addition, there were 495,182 officer nonvested restricted stock units excluded for the three months ended March 31, 2007 as they were anti-dilutive. There were no anti-dilutive nonvested restricted stock units for the first quarter of 2008.

4. Investments

Realized Investment Gains and Losses

Net realized investment gains (losses) for the three months ended March 31 follow:

	2008	2007

Transaction net gains (losses):
Fixed maturity securities	$(2,503)	$14,857
Equity securities	(6,267)	13,707
Venture capital funds	6,781	1,059
Other investments	(279)	236

Total transaction net gains (losses)	(2,268)	29,859

Other-than-temporary impairment losses:
Fixed maturity securities	(4,739)	(200)
Equity securities	(24,124)	-

Total other-than-temporary impairment losses	(28,863)	(200)
Equity in earnings (losses) of closed-end preferred stock mutual funds	(11,331)	2,453

Net realized investment gains (losses)	$(42,462)	$32,112

Unrealized Investment Gains and Losses

The change in net unrealized gain (loss) on our fixed maturity and equity securities, excluding the impact of minority interest, from December 31, 2007 to March 31, 2008 follows:

	March 31, 2008	December 31, 2007	Change

Fixed maturity securities	$ (69,716)	$(24,810)	$(44,906)
Equity securities	(60,346)	(74,657)	14,311

Net unrealized gain (loss)	$(130,062)	$(99,467)	$(30,595)


Gross unrealized losses on our fixed maturity and equity securities at March 31, 2008 by duration of unrealized loss follow:

	Total	0-6 Months	7-12 Months	13-24 Months	Over 24 Months

Total fixed maturity and equity securities:
Number of positions with unrealized losses	380	211	120	38	11

Total fair market value	$1,358,122	$717,667	$433,043	$172,682	$34,730
Total amortized cost	1,514,281	764,423	516,295	195,882	37,681

Unrealized loss	$ (156,159)	$ (46,756)	$ (83,252)	$ (23,200)	$ (2,951)

Unrealized loss percentage to fair
market value	11.5%	6.5%	19.2%	13.4%	8.5%

Fixed maturity securities:
Number of positions with unrealized losses	311	178	87	35	11

Total fair market value	$1,039,724	$596,286	$255,682	$153,026	$34,730
Total amortized cost	1,133,407	625,173	297,546	173,007	37,681

Unrealized loss	$ (93,683)	$ (28,887)	$ (41,864)	$ (19,981)	$ (2,951)

Unrealized loss percentage to fair
market value	9.0%	4.8%	16.4%	13.1%	8.5%

Equity securities(1):
Number of positions with unrealized losses	69	33	33	3	-

Total fair market value	$ 318,398	$121,381	$177,361	$ 19,656	-
Total cost	380,874	139,250	218,749	22,875	-

Unrealized loss	$ (62,476)	$ (17,869)	$ (41,388)	$ (3,219)	-

Unrealized loss percentage to fair
market value	19.6%	14.7%	23.3%	16.4%	-

(1)	Equity securities include common and preferred stocks.

Gross unrealized losses on our fixed maturity and equity securities at December 31, 2007 by duration of unrealized loss follow:

	Total	0-6 Months	7-12 Months	13-24 Months	Over 24 Months

Total fixed maturity and equity securities:
Number of positions with unrealized losses	307	116	153	15	23

Total fair market value	$1,200,922	$528,388	$544,158	$57,498	$70,878
Total amortized cost	1,321,743	575,352	613,184	61,313	71,894

Unrealized loss	$ (120,821)	$ (46,964)	$ (69,026)	$ (3,815)	$ (1,016)

Unrealized loss percentage to fair
market value	10.1%	8.9%	12.7%	6.6%	1.4%

Fixed maturity securities:
Number of positions with unrealized losses	225	76	111	15	23

Total fair market value	$ 827,885	$334,677	$364,832	$57,498	$70,878
Total amortized cost	871,758	348,855	389,696	61,313	71,894

Unrealized loss	$ (43,873)	$ (14,178)	$ (24,864)	$ (3,815)	$ (1,016)

Unrealized loss percentage to fair
market value	5.3%	4.2%	6.8%	6.6%	1.4%

Equity securities(1):
Number of positions with unrealized losses	82	40	42	-	-

Total fair market value	$ 373,037	$193,711	$179,326	-	-
Total cost	449,985	226,497	223,488	-	-

Unrealized loss	$ (76,948)	$ (32,786)	$ (44,162)	-	-

Unrealized loss percentage to fair
market value	20.6%	16.9%	24.6%	-	-

(1)	Equity securities include common and preferred stocks.


      At their respective balance sheet dates, we determined that the impairments of the securities represented in the above gross unrealized loss tables are temporary, based on a review of the credit quality, duration and severity of the unrealized losses for our impaired securities. Our percentage of losses in fixed maturity and equity securities rose from 10.1% of market value on December 31, 2007 to 11.5% of market value on March 31, 2008 due, in part, to our significant holdings in municipal bonds which for the quarter fell 2% on a price return basis (according to the Merrill Lynch Municipal Master Index). While the weakness of some of the monoline insurers certainly appears to have had a negative impact on the municipal bond market, we do not view our exposure to this sector as significant given the overall high underlying ratings of our municipal bond portfolio. The impaired equity securities with an unrealized loss duration greater than one year represent three investment grade hybrid securities which have a final maturity. As of March 31, 2008, we have the intent and ability to hold either to full recovery or maturity all of our temporarily impaired securities.

Fair Value Measurements

      We adopted Financial Accounting Standards Board (FASB) Statement No. 157 (FAS157), Fair Value Measurements, effective January 1, 2008. FAS157 defines fair value and establishes a framework to make the measurement of fair value more consistent and comparable. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (market approach). We have determined that our fair value measurements are in accordance with the requirements of FAS157, therefore, its implementation did not have any impact on our consolidated financial statements or results of operations. The implementation of FAS157 resulted in expanded disclosures as discussed below.

      We also adopted FASB Statement No. 159 (FAS159), The Fair Value Option for Financial Assets and Financial Liabilities, effective January 1, 2008. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. We have not elected to record any items at fair value under FAS159.

      FAS157 established a three-level hierarchy for fair value measurements based upon the sources of data and assumptions used to develop the fair value measurements. The three hierarchy levels are as follows:

•

Level 1 - Valuations based upon unadjusted market prices in active markets for identical assets or liabilities. Level 1 categories include publicly traded equity securities and highly liquid U.S. Government debt.

•

Level 2 - Valuations based upon observable inputs, other than Level 1, such as quoted prices for similar assets or other inputs that are observable, either directly or indirectly. Level 2 securities are generally valued using pricing models that incorporate observable inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes and issuer spreads, and are evaluated by asset class. Level 2 categories include corporate bonds, municipal bonds, preferred stocks and mortgage-related securities.

•

Level 3 - Valuations based upon inputs that are unobservable and significant to the individual fair value measurement. Level 3 items are primarily those securities where the pricing models were unable to provide a market value based upon observable inputs and, therefore, we priced using broker valuation models.

The following table represents our available for sale securities measured at fair value on a recurring basis as of March 31, 2008 summarized by hierarchy level.

	Total	Level 1	Level 2	Level 3

Fixed maturity securities	$2,029,470	$30,431	$1,886,930	$112,109
Preferred stocks	361,021	-	329,516	31,505
Common stocks	37,167	37,167	-	-

Total	$2,427,658	$67,598	$2,216,446	$143,614

The following table presents changes in Level 3 securities measured at fair value on a recurring basis for the three months ended March 31, 2008.

Fair value at December 31, 2007	$143,118
Total gains (losses):
Included in net realized investment gains (losses)	(10,422)
Included in other comprehensive income	(186)
Net investment income	139
Sales, maturities and principal payments	(11,198)
Net transfers into (out of) Level 3	22,163

Fair value at March 31, 2008	$143,614


The amount of losses for the first quarter of 2008 included in earnings attributable to assets still held at March 31, 2008 totaled $10,422.

5. Unpaid Losses and LAE

Liabilities for unpaid losses and loss adjustment expenses at March 31, 2008 and December 31, 2007 follow:

	March 31, 2008	December 31, 2007

Net voluntary unpaid losses and LAE	$ 888,638	$ 922,916
Voluntary salvage and subrogation recoverable	(105,036)	(113,096)
Assumed unpaid losses and LAE reserves from CAR(a)	106,601	109,204
Assumed salvage and subrogation recoverable from CAR	(14,742)	(14,742)

Total voluntary and assumed unpaid losses and LAE reserves	875,461	904,282
Adjustment for ceded unpaid losses and LAE reserves	111,328	116,989
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid losses and LAE	$ 977,789	$1,012,271

(a)	Commonwealth Automobile Reinsurers

The change in reserves for unpaid losses and LAE, net of reinsurance deductions from all reinsurers, including CAR, for the three months ended March 31 follow:

	2008	2007

Incurred losses and LAE:
Provision for insured events of the current year	$305,811	$311,205
Decrease in provision for insured events of prior years	(16,865)	(13,757)

Total incurred losses and LAE	288,946	297,448

Payments:
Losses and LAE attributable to insured events of the current year	140,857	128,494
Losses and LAE attributable to insured events of prior years	176,910	170,444

Total payments	317,767	298,938

Change in loss and LAE reserves during the year	(28,821)	(1,490)
Loss and LAE reserves prior to the effect of ceded reinsurance recoverable,
beginning of year	904,282	850,775

Loss and LAE reserves prior to the effect of ceded reinsurance recoverable,
end of period	875,461	849,285
Ceded reinsurance recoverable	102,328	116,668

Unpaid losses and LAE	$977,789	$965,953

      As a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased $16,865 for the three months ended March 31, 2008. This favorable development, also called redundancy, is due primarily to lower than anticipated losses related to the personal automobile liability line of business. Conditions and trends that have affected development in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based upon these developments. The amounts we will ultimately incur from loss and loss adjustment expenses could differ materially in the near term from the amounts recorded.

      Approximately $20,325 in personal automobile liability redundancies developed for the three months ended March 31, 2008, primarily resulting from $25,228 in redundancies from the 2006 and 2005 accident years, partially offset by $6,766 in deficiencies in the 2007 accident year. Personal liability deficiencies relating to CAR comprised 41% of the 2007 personal automobile liability deficiencies. Automobile physical damage had approximately $1,275 in net deficiencies. Automobile physical damage on voluntary business had $5,111 in redundancies, offset by $6,386 in deficiencies on automobile physical damage relating to CAR. Commercial automobiles had $1,264 in deficiencies, with the 2007 accident year deficiencies offsetting prior year redundancies. Homeowners had $1,595 in deficiencies during the current year period, primarily from the 2003 and 2004 accident years. For the three months ended March 31, 2008, we experienced various redundancies and deficiencies for the other lines of business and accident years that combined for the remaining $674 net redundancy.


      As a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased $13,757 for the three months ended March 31, 2007. Approximately $11,273 in personal automobile liability redundancies developed for the three months ended March 31, 2007, with the 2006 deficiency offsetting 2005 and 2004 accident year redundancies. Of these total redundancies, $9,055 related to redundancies from CAR. Automobile physical damage had approximately $2,829 in redundancies chiefly related to the 2006 accident year. Automobile physical damage on voluntary business had $8,568 in redundancies, partially offset by $5,739 in deficiencies on automobile physical damage relating to CAR. For the three months ended March 31, 2007, we experienced various redundancies and deficiencies for the other lines of business and accident years that combined for the remaining $345 net deficiency.

6. Bonds Payable

      On December 9, 2003, we issued $300,000 face value of senior unsecured and unsubordinated debt (the Senior Notes) which matures December 9, 2013. The Senior Notes were issued at 99.3% to yield 6.04%, and bear a coupon interest rate of 5.95%, payable semi-annually on June 9 and December 9 beginning in 2004. The fair market value of the Senior Notes at March 31, 2008 was estimated to be $290,000.

7. Reinsurance

      Ceded reinsurance recoverable amounts, which include amounts ceded to CAR and other unaffiliated reinsurers, are included in unpaid losses and loss adjustment expenses and unearned premiums. At March 31, 2008 and December 31, 2007, $102,328 and $107,989, respectively, were included in unpaid losses and loss adjustment expense amounts. At March 31, 2008 and December 31, 2007, $82,957 and $74,197, respectively, were included in the unearned premium liability amounts.

8. Commitments and Contingencies

      Member companies of CAR have joint and several liabilities for the obligations of CAR, the Massachusetts-mandated personal automobile reinsurance mechanism that enables us and other Servicing Carriers to reinsure in CAR any risk. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of March 31, 2008, we were not aware of any CAR member company which has failed to meet its obligations.

9. Segments

      Selected segment information as of and for the three months ended March 31 follows. Earnings are before income taxes and include minority interest. The amounts below are prior to the effects of the interaffiliate pooling agreement.

	Assets	Revenue	Earnings

2008:
Property and casualty insurance:
Massachusetts	$3,338,966	$372,300	$ 26,373
Other than Massachusetts	554,626	66,865	7,627
Real estate and commercial lending	17,913	218	218
Corporate and other	19,561	4,754	(1,113)

Consolidated	$3,931,066	$444,137	$ 33,105

2007:
Property and casualty insurance:
Massachusetts	$3,735,325	$464,446	$102,338
Other than Massachusetts	412,248	66,819	10,169
Real estate and commercial lending	19,705	217	217
Corporate and other	19,619	(278)	(7,376)

Consolidated	$4,186,897	$531,204	$105,348


Premium Results

Direct premiums written and earned for the three months ended March 31 follow:

Direct Premiums Written:	2008	2007	$ Change	% Change

Massachusetts:
Personal automobile	$343,896	$384,518	$(40,622)	(10.6)%
Commercial automobile	26,589	27,011	(422)	(1.6)
Homeowners	33,044	31,328	1,716	5.5
Other lines	8,788	8,932	(144)	(1.6)

Massachusetts direct premiums written	412,317	451,789	(39,472)	(8.7)

Other than Massachusetts:
Personal automobile	58,983	47,539	11,444	24.1
Commercial automobile	2,124	2,190	(66)	(3.0)
Homeowners	10,059	9,549	510	5.3
Other lines	469	420	49	11.7

Other than Massachusetts direct premiums written	71,635	59,698	11,937	20.0

Total direct premiums written	$483,952	$511,487	$(27,535)	(5.4)%

Direct Earned Premiums:

Massachusetts:
Personal automobile	$315,019	$336,664	$(21,645)	(6.4)%
Commercial automobile	23,449	25,028	(1,579)	(6.3)
Homeowners	40,463	36,588	3,875	10.6
Other lines	9,601	9,579	22	0.2

Massachusetts direct earned premiums	388,532	407,859	(19,327)	(4.7)

Other than Massachusetts:
Personal automobile	54,665	43,552	11,113	25.5
Commercial automobile	2,090	2,083	7	0.3
Homeowners	11,454	10,684	770	7.2
Other lines	486	412	74	18.0

Other than Massachusetts direct earned premiums	68,695	56,731	11,964	21.1

Total direct earned premiums	$457,227	$464,590	$ (7,363)	(1.6)%

10. Recent Accounting Pronouncements

      In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS161). FAS161 is intended to enhance the current disclosure framework in FAS133. The new disclosure requirements better convey the purpose of derivative use in terms of the risks that the entity is intending to manage. FAS161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. As this statement addresses disclosure requirements only, there will be no impact on our financial position or results of operations.

11. Income Taxes

There have been no material changes in the accounting for uncertain tax positions and we do not expect a material change to these amounts.

      The Commerce Group, Inc. and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Due to the expiration of applicable statutes of limitations, we are not subject to U.S. federal, state or local income tax examinations in any major taxing jurisdiction for years prior to 2003. We are currently under audit by the Internal Revenue Service for the 2003, 2004 and 2006 tax years.

      During the first quarter of 2008, we established a valuation allowance of $6,639 against our deferred tax asset as a result of capital losses reflected in the financial statements for which recovery is not assured in the future on a tax basis.


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

      The purpose of the following discussion and analysis is to provide you with information that will assist you in understanding our financial condition and results of operations as reported in our consolidated financial statements. Therefore, the following should be read in conjunction with our consolidated financial statements in this Form 10-Q and with our Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2007.

Business Overview

      We provide personal and commercial property and casualty insurance primarily in Massachusetts and, to a lesser extent, in other states. Our core product lines are personal automobile, homeowners and commercial automobile. We market our products through our network of independent agents in all states except California and New York, where we use agents and brokers. Our primary business strategy is to focus on the personal automobile insurance market in Massachusetts and to grow and diversify by increasing the proportion of our business written in other states in which we currently have a significant presence, and by expanding into the New York and New Jersey personal lines markets.

      We manage our business in four reportable segments: property and casualty insurance - Massachusetts; property and casualty insurance - other than Massachusetts; real estate and commercial lending; and, corporate and other.

      Our ability to capitalize on our business strengths and implement our strategies is subject to particular risks. For a complete discussion of our risk factors, see Item 1A, Risk Factors, in our annual report on Form 10-K for the year ended December 31, 2007.

      On October 30, 2007, we entered into a merger agreement with MAPFRE, S.A. (MAPFRE). MAPFRE, present in 40 countries, is the leading insurer in Spain; in non-life insurance, it ranks as the largest group in Latin America and the tenth largest in Europe. Under the terms of the agreement, Commerce will become an indirect, wholly-owned subsidiary of MAPFRE. Holders of our common stock will receive $36.70 cash for each share owned. Commerce shareholders approved the merger agreement at a special meeting on February 14, 2008. The merger is subject to other conditions, including regulatory approval and other customary closing conditions. The Massachusetts Commissioner of Insurance issued a Notice of Hearing regarding the proposed acquisition. The hearing was held on May 1, 2008. We anticipate that the merger will close late in the second quarter of 2008. Additionally, we have elected to postpone our Annual Meeting of Shareholders, which normally would have occurred on May 16, 2008.

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

      Member companies of CAR have joint and several liabilities for the obligations of CAR. If one member of CAR fails to pay its assessments, the remaining members of CAR will be required to pay the pro-rata share of the member who fails to pay its obligations. As of March 31, 2008, we were not aware of any current CAR member company which failed to meet its obligations.

Managed Competition and Massachusetts Automobile Insurance Plan

      Since 1977, the Commissioner has chosen to set (fix-and-establish) private passenger motor vehicle insurance rates for the entire industry on an annual basis. However, in July 2007, the Commissioner determined that competition in


Massachusetts was sufficient such that the Commissioner could no longer fix-and-establish private passenger rates. Accordingly, effective April 1, 2008, each insurer is permitted to file and use its own rates subject to disapproval by the Commissioner.

      At the same time, the Commissioner approved rules that will implement an assigned risk plan, the Massachusetts Automobile Insurance Plan (MAIP), to provide private passenger automobile insurance to those individuals unable to obtain insurance in the voluntary market, ultimately to replace CAR. Selected business will be eligible for the MAIP beginning April 1, 2008, with all business eligible a year later.

      With the concurrent implementation of these two regulations, competitive rating and an assigned risk plan, the Commissioner stated the effect will be to introduce "managed competition" to the private passenger automobile insurance market in Massachusetts. The Commissioner has issued a number of bulletins to provide guidance on various issues on the implementation of these two regulations.

      We filed our voluntary rate filing with the Division of Insurance in accordance with guidelines established by the Commissioner and, after hearings before the Commissioner, our rates were ultimately accepted. These rates, effective April 1, 2008, are estimated to lower premiums for approximately two-thirds of our private passenger automobile insureds.

Our Revenues and Expenses

Our revenue principally reflects:

•	earned premiums, consisting of

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


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

Results of Operations for the Periods Ended March 31, 2008 and 2007

Consolidated Results

Our key operating measures for the three months ended March 31 follow:

(Dollars in millions, except per share data)	2008	2007

Diluted earnings per share (EPS)	$0.38	$1.11
Return on equity, annualized	6.8%	19.8%
Direct premiums written	$484.0	$511.5
Direct earned premiums	457.2	464.6
Net investment income	38.2	39.8

Loss and LAE ratio	65.8%	65.8%
Underwriting expense ratio	27.0%	27.0%

Combined ratio	92.8%	92.8%


      The decrease in diluted earnings per share is primarily due to a decline in net realized investment gains (losses) from a gain of $32,112 for the first quarter of 2007 to a loss of $42,462 for the same period in 2008. Our combined ratio was consistent with the prior year while an increase in premium finance fees was offset by a decline in net investment income. Our annualized return on equity decreased for the current period over the same period in the prior year primarily due to a lower level of net earnings partially offset by a lower level of equity. For the first three months of 2008, net realized investment losses reduced diluted EPS by $0.51 while the 2007 gains increased diluted EPS by $0.31.

Our loss and LAE ratio for the three month period remained consistent with the prior year quarter and is primarily due to the following factors:

•

Decreased earned premium per earned exposure for private passenger automobiles. The decrease was 7.4% in Massachusetts, due to state-mandated rate decreases, and 0.7% outside of Massachusetts, as a result of increased competition.

•	Slightly increased automobile bodily injury claim frequency, partially offset by slightly lower physical damage claims frequency.

•

Lower loss ratios at our other-than-Massachusetts subsidiaries due to the release of reserve redundancies which were increased during 2007. The loss and LAE ratio for other-than-Massachusetts subsidiaries decreased to 63.2% for 2008 from 72.2% in the prior year.

The change in reserves for unpaid losses and LAE, net of reinsurance deductions from all reinsurers, including CAR, for the three months ended March 31 follow:

	2008	2007

Incurred losses and LAE:
Provision for insured events of the current year	$305,811	$311,205
Decrease in provision for insured events of prior years	(16,865)	(13,757)

Total incurred losses and LAE	288,946	297,448

Payments:
Losses and LAE attributable to insured events of the current year	140,857	128,494
Losses and LAE attributable to insured events of prior years	176,910	170,444

Total payments	317,767	298,938

Change in loss and LAE reserves during the year	(28,821)	(1,490)
Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, beginning of year	904,282	850,775

Loss and LAE reserves prior to the effect of ceded reinsurance recoverable, end of period	875,461	849,285
Ceded reinsurance recoverable	102,328	116,668

Loss and LAE reserves	$977,789	$965,953

      As a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased $16,865 for the three months ended March 31, 2008. Approximately $20,325 in personal automobile liability redundancies developed for the three months ended March 31, 2008, primarily resulting from $25,228 in redundancies from the 2006 and 2005 accident years, partially offset by $6,766 in deficiencies in the 2007 accident year. Personal liability deficiencies relating to CAR comprised 41% of the 2007 personal automobile liability deficiencies. Automobile physical damage had approximately $1,275 in net deficiencies. Automobile physical damage on voluntary business had $5,111 in redundancies, offset by $6,386 in deficiencies on automobile physical damage relating to CAR. Commercial automobiles had $1,264 in deficiencies, with the 2007 accident year deficiencies offsetting prior year redundancies. Homeowners had $1,595 in deficiencies during the current year period, primarily from the 2003 and 2004 accident years. For the three months ended March 31, 2008, we experienced various redundancies and deficiencies for the other lines of business and accident years that combined for the remaining $674 net redundancy.

      As a result of changes in estimates of insured events in prior years, the provision for loss and LAE decreased $13,757 for the three months ended March 31, 2007. Approximately $11,273 in personal automobile liability redundancies developed for the three months ended March 31, 2007, with the 2006 deficiency offsetting 2005 and 2004 accident year redundancies. Of these total redundancies, $9,055 related to redundancies from CAR. Automobile physical damage had approximately $2,829 in redundancies chiefly related to the 2006 accident year. Automobile physical damage on voluntary


business had $8,568 in redundancies, partially offset by $5,739 in deficiencies on automobile physical damage relating to CAR. For the three months ended March 31, 2007, we experienced various redundancies and deficiencies for the other lines of business and accident years that combined for the remaining $345 net deficiency.

      Our underwriting expense ratio was consistent with that of the prior year. Increasing factors consisted of higher agent commissions as a percentage of written premium due to the April 1, 2007 Massachusetts state mandated premium rate decrease and higher policy acquisition costs in the form of advertising expense and salary costs. These were offset by an overall decline in agents' profit sharing expense.

Segment Results

      We evaluate our performance and allocate resources based primarily on our property and casualty insurance segments, which represent nearly all of our total revenues. Detailed segment information for the three months ended March 31, 2008 and 2007 is disclosed in Note 9 of Notes to Unaudited Consolidated Financial Statements.

Massachusetts Segment

      Revenues for the three months ended March 31, 2008 decreased from the same period a year ago. The three month decrease in revenues of $92,146 resulted from decreases in most revenue categories: earned premiums, investment income and net realized investment gains. See Massachusetts segment premium results and net investment income and net realized investment gain sections below for further discussion.

      Earnings for the three months ended March 31, 2008 declined over the same period a year ago. This decrease was primarily the result of the decreases in revenue discussed above. The loss and LAE ratio for Massachusetts business increased to 64.8% for 2008 from 59.0% a year earlier, primarily due to decreased earned premium per earned exposure for private passenger automobiles and, to a lesser extent, a slight increase in private passenger automobile bodily injury claim frequency, partially offset by a slight decline in physical damage claims frequency.

Other than Massachusetts Segment

      Revenues for the three months ended March 31, 2008 were consistent with those from the same period a year ago. Revenues from State-Wide offset declines in net realized investment gains at Commerce West and ACIC.

      Earnings for the three months ended March 31, 2008 decreased over the same period a year ago. This decrease was due to higher total expenses from the addition of State-Wide combined with no increase in revenues as described above. The combined ratio for other-than-Massachusetts business decreased to 93.3% for 2008 from 101.8% a year earlier.

Premium Results

Direct premiums written and earned for the three months ended March 31, 2008 and 2007 can be seen in Note 9 of Notes to the Unaudited Consolidated Financial Statements.

Massachusetts Segment

      For the first three months of 2008, direct premiums written decreased $39,472, or 8.7%, over the comparable period of 2007, while direct premiums earned decreased $19,327, or 4.7%, over the same period. The decrease in direct premiums written resulted primarily from a decrease in premiums written for personal automobile during the quarter. This primarily resulted from the state-mandated decrease in personal automobile premium rates effective April 1, 2007. Written premiums are reported on the first day the policy is effective (thus 2008 reflecting the state mandated rate decrease) while earned premiums are reported ratably over the coverage period (thus only a small portion of the premium earned in the first quarter of 2008 was written prior to the state-mandated rate decrease). Given that we filed rates with the Commissioner under the newly-enacted managed competition regulations that called for premium declines for an estimated two-thirds of our personal automobile customers, we expect the remainder of 2008 to show declines in written and earned premiums in Massachusetts. The decrease in direct premiums written for personal automobiles resulted from a decrease of 8.8% in the average written premium per exposure, combined with a 1.8% decrease in written exposures.

      Direct premiums written for homeowners increased for the first three months of 2008 over the same period a year earlier by $1,716, or 5.5%. This increase is due to a 6.4% increase in average premium per policy combined with a 1.7% increase in the number of written policies. Partially offsetting these increases were decreased writings in the Massachusetts Fair Plan, of which we are a participating member.


Other than Massachusetts Segment

      For the first three months of 2008, direct premiums written increased $11,937, or 20.0% over the comparable period of 2007, while direct earned premiums increased $11,964, or 21.1%. These increases resulted primarily from increases in premiums for personal automobile policies. The increase in personal automobile written premiums was $11,444, or 24.1%. State-Wide contributed $9,244 to the increase as its results were not included until the second quarter of 2007, subsequent to its April 2, 2007 acquisition. Commerce West increased direct written premium by $2,184, or 13.5%, due primarily to an increase in policies in force. Commerce West has implemented several new initiatives during 2008 and the latter half of 2007 in order to increase premiums written. At American Commerce, total direct written premiums increased $341, or 0.8%, with most of the increase from homeowners premium.

Net Investment Income

Key measures of net investment income for the quarter ended March 31 follow:

	2008	2007	Change

Average month-end investments (at cost)	$2,956,259	$3,045,819	$(89,560)
Net investment income, before federal tax	38,246	39,844	(1,598)
Net investment income, after federal tax	29,591	29,858	(267)
Net investment income as an annualized percentage of average
net investments (at cost), before federal tax	5.2%	5.2%	-
Net investment income as an annualized percentage of average
net investments (at cost), after federal tax	4.0%	3.9%	0.1%

      The decrease in our net investment income was due primarily to a decline in average outstanding investments during the current year first quarter. The 2.9% decline in average outstanding balances accounted for approximately 73% of the decline in net investment income. The decline principally resulted from cash diverted from the investment portfolio to fund treasury stock purchases during the second and third quarters of 2007. A slight decline in yield (from 5.23% to 5.17%) accounted for the remainder of the decreased net investment income. Due to the uncertainties in the current credit markets, our new purchases were largely in the government agency debt and agency issued mortgage security sectors, which generally carry a lower yield. The duration of our portfolio at March 31, 2008 and 2007 was 5.8 and 5.2 years, respectively.

Realized Investment Gains and Losses

Net realized investment gains (losses) for the three months ended March 31 follow:

	2008	2007

Transaction net gains (losses):
Fixed maturity securities	$ (2,503)	$14,857
Equity securities	(6,267)	13,707
Venture capital funds	6,781	1,059
Other investments	(279)	236

Total transaction net gains (losses)	(2,268)	29,859

Other-than-temporary impairment losses:
Fixed maturity securities	(4,739)	(200)
Equity securities	(24,124)	-

Total other-than-temporary impairment losses	(28,863)	(200)
Equity in earnings (losses) of closed-end preferred stock mutual funds	(11,331)	2,453

Net realized investment gains (losses)	$(42,462)	$32,112

      The large change in net realized investment gains (losses) mainly resulted from fewer transaction net gains and other-than-temporary impairment write-downs principally in our preferred stock portfolio. These other-than-temporary writedowns resulted from mark-to-market price declines of our securities under the current market environment. As discussed in our 2007 Form 10-K, the fourth quarter of 2007 saw a weakness in the preferred stock sector. We had expected this weakness to subside. During the first quarter of 2008, this weakness continued, resulting in continued price declines. We reviewed the impaired securities and determined a portion of those impaired were other-than-temporary. See our impairment review procedures in our 2007 Form 10-K. Our preferred stock mutual fund also invests heavily in this sector and its holdings suffered with price declines as well.


We have no investment in collateralized debt obligations, collateralized bond obligations or collateralized loan obligations and we have not invested in credit derivatives.

Income Taxes

      Our income tax expense declined to $10,000 for the 2008 first quarter from $30,983 in the previous year's first quarter. The decline is chiefly due to the drop in earnings as discussed above, specifically net realized investment gains. In addition, the effective tax rate increased to 30.0% in 2008 from 29.3% for the same period in 2007. This occurred despite a $3,017, or 36.6%, increase in tax exempt interest income during the quarter. The effective tax rate increase resulted primarily from a $6,639 valuation allowance against our deferred tax asset as a result of capital losses reflected in the financial statements for which recovery is not assured in the future on a tax basis.

Financial Condition

      Our stockholders' equity per share decreased 1.0% from $21.87 per share at December 31, 2007 to $21.64 per share at March 31, 2008, after dividends paid of $0.30 per share. The $18,077 dividend and $19,768 of net unrealized losses on investment securities, partially offset by net income, resulted in a decline in total equity to $1.30 billion at March 31, 2008 from $1.32 billion at December 31, 2007. Since December 31, 2007, the ratio of our total liabilities to stockholders' equity increased from 196% to 200% at March 31, 2008, primarily due to the combination of the decrease in equity plus increases in unearned premiums and other liabilities, partially offset by lower loss and LAE reserves.

Liabilities for unpaid losses and loss adjustment expenses at March 31, 2008 and December 31, 2007 follow:

	March 31, 2008	December 31, 2007

Net voluntary unpaid losses and LAE	$888,638	$ 922,916
Voluntary salvage and subrogation recoverable	(105,036)	(113,096)
Assumed unpaid losses and LAE reserves from CAR	106,601	109,204
Assumed salvage and subrogation recoverable from CAR	(14,742)	(14,742)

Total voluntary and assumed unpaid losses and LAE reserves	875,461	904,282
Adjustment for ceded unpaid losses and LAE reserves	111,328	116,989
Adjustment for ceded salvage and subrogation recoverable	(9,000)	(9,000)

Total unpaid losses and LAE	$977,789	$1,012,271

      Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.00 to 1.00. Our twelve-month rolling net premiums written to statutory surplus ratio was 1.14 to 1.00 for the period ended March 31, 2008 and 1.16 to 1.00 for the period ended March 31, 2007.

Liquidity and Capital Resources

      Liquidity management allows us to meet our cash needs at a reasonable cost under various operating environments. Liquidity is actively managed and reviewed in order to maintain stable, cost-effective funding to meet our operating needs. Liquidity comes from a variety of sources such as cash flow from operating activities and borrowing capacity. Management believes its current liquidity exceeds its operational requirements as of March 31, 2008.

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

      We have additional liquidity capacity through our Federal Home Loan Bank (FHLB) membership and our investment portfolio. Commerce, as a member of FHLB of Boston, is able to borrow from the FHLB on a fully secured basis. Our borrowing capacity is based primarily upon the composition and market value of Commerce's investment portfolio. At March 31, 2008, we estimate Commerce's borrowing capacity at approximately $435,000. Since becoming a member in 2005, Commerce has not borrowed from FHLB of Boston.


      During the second quarter of 2008, we will pay approximately $104,000 for profit sharing to Massachusetts agents, which we had accrued at December 31, 2007. This amount is to be funded through cash and cash flow from our investment portfolio and normal operating activities.

Investment Strategy and Interest Rate Risk

      The primary focus of our investment objectives continues to be maximizing after-tax investment income through investing primarily in high-quality diversified fixed income investments structured to maximize after-tax investment income while minimizing risk. We generally invest in securities with maturities intended to provide adequate funds to pay claims and meet other operating needs without the forced sale of investments. When the appropriate opportunity arises, we may sell investment securities to increase after-tax total return. We held no derivatives, emerging market securities or hedge funds at March 31, 2008 and December 31, 2007.

Interest Rate Sensitivity

      Our investments include positions in fixed maturity, equity, short-term and cash equivalents markets. Therefore, we are exposed to the impacts of interest rate changes in the market value of investments. We estimated our exposure to interest rate changes and equity price risk at March 31, 2008 using sensitivity analysis. The interest rate impact is the effect of a hypothetical interest rate change of plus-or-minus 100 and 200 basis points on the market value of fixed maturities and preferred stocks.

      Changes in interest rates would result in unrealized gains or losses in the market value of the fixed maturity and preferred stock portfolio. The following table summarizes our estimated interest rate risk, based on the results of the sensitivity analysis at March 31, 2008.

Hypothetical Change in Interest Rates	Estimated Market Value of Fixed Income and Preferred Stock Investments	Estimated Increase (Decrease) in Market Value	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity(1)

200 basis point increase	$2,049,043	$(341,448)	(17.0)%
100 basis point increase	2,201,434	(189,057)	(9.4)
No change	2,390,491	-	-
100 basis point decrease	2,600,410	209,919	10.5
200 basis point decrease	2,866,576	476,085	23.7

___________________
(1)	Net of income taxes at an assumed rate of 35%.

      The duration of a security is the time-weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates. The duration reflects industry prepayment assumptions. The analytic systems we used to calculate the above utilize optional call dates, sinking fund requirements and assume a non-static prepayment pattern in deriving market value estimates and duration averages. As of March 31, 2008, December 31, 2007 and March 31, 2007, our weighted average duration was 5.8 years, 5.6 years and 5.2 years, respectively. Our fixed income portfolio's weighted average duration includes all fixed maturities and preferred stocks. Our percentage of adjustable rate investments amounted to 16% of total fixed maturity investments at March 31, 2008 as compared to 21% a year earlier.

Equity Price Risk

We estimated that our exposure to equity price risk at March 31, 2008 has not changed materially from that at December 31, 2007.

Forward-Looking Statements

      This quarterly report may contain statements that are not historical fact and constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Forward-looking statements also include any statement concerning the proposed MAPFRE merger, including the expected timetable for completing the MAPFRE merger and the payment of dividends by us between now and the completion of the MAPFRE merger. These statements are often, but not always, made through the use of words or


phrases such as "anticipates," "estimates," "plans," "projects," "continuing," "ongoing," "expects," "may," "will," "could," "likely," "should," "management believes," "we believe," "we intend," and similar words or phrases. These statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. All forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this quarterly report and in our recently filed annual report on Form 10-K and in other documents filed with the SEC. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the possibility that the MAPFRE merger will not close or that the closing will be delayed, and those factors that are more particularly described under the heading "Item 1A. Risk Factors" of this Form 10-Q. Among the key factors that could cause actual results to differ materially from forward-looking statements are:

•	the possibility of severe weather, terrorism and other adverse catastrophic experiences;

•	adverse trends in claim severity or frequency and uncertainties in estimating property and casualty losses;

•	adverse state and federal regulations and legislation;

•	adverse judicial decisions;

•	adverse changes to the laws, regulations and rules governing the residual market system in Massachusetts;

•	fluctuations in interest rates and the performance of the financial markets in relation to the composition of our investment portfolio;

•	premium rate making decisions for private passenger automobile policies in Massachusetts;

•	potential rate filings;

•	the implementation of managed competition and an Assigned Risk Plan in Massachusetts;

•	heightened competition, especially in Massachusetts if large national competitors enter the state in response to the newly implemented managed competition regulations;

•	our concentration of business within Massachusetts and within the personal automobile line of business;

•	market disruption in Massachusetts, if competitors exit the market or become insolvent;

•	the cost and availability of reinsurance;

•	our ability to collect on reinsurance and the solvency of our reinsurers;

•	the effectiveness of our reinsurance strategies;

•	telecommunication and information system problems, including failures to implement information technology projects timely and within budget;

•	our ability to maintain favorable ratings from rating agencies, including A.M. Best, Fitch, Moody's and S&P;

•	our ability to attract and retain independent agents;

•	our ability to retain our affinity relationships with AAA clubs;

•	our dependence on a key third party service vendor for our automobile business in Massachusetts;

•	our dependence on our executive officers;

•	delay of or failure to consummate the proposed MAPFRE merger; and

•	the economic, market or regulatory conditions and risks associated with entry into new markets and diversification.


      You should not place undue reliance on any forward-looking statement. The risk factors referred to above, as well as those set forth in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2007, as well as those elsewhere in this quarterly report, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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


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

      In our annual report on Form 10-K for the year ended December 31, 2007, we discussed three individual legal matters outstanding. An update, where available, is discussed below. For a full discussion of these matters, see Item 3 of the Form 10-K.

AAA Arizona

      On April 30, 2008, Commerce and AAA Arizona agreed in principle to settle their lawsuit for an amount put forth by a mediator. The two parties have three weeks from that date to formalize and sign an actual agreement, or the agreed proposal will no longer be valid and the lawsuit will continue.

CSAA

      On February 11, 2008, the Company filed a motion to dismiss three of the four causes of action alleged in the Second Amended Complaint. A hearing was held on March 20, 2008. On March 24, 2008, the Court denied the motion to dismiss.

Item 1A. Risk Factors

There has been no material change regarding risk factors from those set forth in our annual report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

      On February 14, 2008, we held a Special Meeting of Shareholders to vote on the proposed MAPFRE merger, which was approved. The results of the vote as tabulated by Computershare Investor Services is as follows:

To approve Agreement and Plan of Merger among us and MAPFRE:

For	53,223,140
Against	1,335,881
Abstain	209,067

To approve a proposal to adjourn or postpone the special meeting, if necessary:

For	50,792,981
Against	3,572,792
Abstain	402,315


Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

31.1	CEO Certification Statements under Section 302 of The Sarbanes-Oxley Act of 2002

31.2	CFO Certification Statements under Section 302 of The Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification Statements under Section 906 of The Sarbanes-Oxley Act of 2002


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMERCE GROUP, INC.

/s/ Randall V. Becker

Randall V. Becker
Senior Vice President and Chief Financial Officer

Dated: May 9, 2008
